Form 10-Q
period 1996-06-30
BOCA RESEARCH INC
filed 1996-08-14
CIK 895642

                            ------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended                 Commission File Number 0-21138
       June 30, 1996

                                    ---------

                               BOCA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

            Florida                                       59-2479377
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

     1377 Clint Moore Road
      Boca Raton, Florida
    (Address of principal                                      33847
      executive offices)                                    (Zip Code)

                    Registrant's telephone number, including
                            area code: (407) 997-6227

                                    ---------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X   No
                                      ---    ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                   Outstanding as of
          Class                                    August 12, 1996
          -----                                    ---------------

  Common stock, par value                             8,648,883
      $.01 per share

                               BOCA RESEARCH, INC.
                  Form 10-Q For The Quarter Ended June 30, 1996

                                      INDEX

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION
      Item 1.   Financial Statements

                         Condensed Consolidated Balance Sheets
                           (unaudited) as of June 30, 1996 and
                           December 31, 1995............................    3

                         Condensed Consolidated Statements of
                           Income (unaudited) for the three and six
                           months ended June 30, 1996 and 1995 .........    4

                         Condensed Consolidated Statements of
                           Cash Flows (unaudited) for the six
                           months ended June 30, 1996 and 1995..........    5

                         Notes to Condensed Consolidated
                           Financial Statements (unaudited).............    6

      Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations...................................   10

PART II.        OTHER INFORMATION
      Items 1-3.         Not applicable.................................   21

      Item 4.   Submission of Matters to a Vote of Security Holders.....   21

      Item 5.   Other Information.......................................   22

      Item 6.   Exhibits and Reports on Forms 8-K.......................   22

      Signatures........................................................   23

PART I.  ITEM 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                               June 30,   December 31,
                                                                 1996         1995
                                                               -------    ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents .............................   $ 4,911      $   477
     Trade receivables, net ................................    28,944       22,871
     Inventory, net ........................................    20,519       22,457
     Prepaid expenses and other assets .....................     1,218          890
     Deferred and prepaid income taxes .....................     2,323        2,230
                                                               -------      -------
        Total current assets ...............................    57,915       48,925
     Property and equipment, net ...........................     8,257        7,722
     Deferred income taxes, noncurrent .....................       242          242
     Goodwill, net .........................................        83          166
     Other assets ..........................................       746          623
                                                               -------      -------
        Total assets .......................................   $67,243      $57,678
                                                               =======      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable ......................................   $10,745      $ 5,837
     Accrued expenses and other current liabilities ........     3,544        4,628
     Income taxes payable ..................................         0          607
                                                               -------      -------
       Total current liabilities ...........................    14,289       11,072
                                                               -------      -------

Commitments and contingencies

Stockholders' equity:
     Common stock, 25,000,000 $.01 par value shares
       authorized, 8,634,307 issued and outstanding
       at June 30, 1996, 8,522,759 issued and
       outstanding at December 31, 1995 ....................        86           85
     Additional paid-in capital ............................    24,454       23,470
     Retained earnings .....................................    28,414       23,051
                                                               -------      -------
       Total stockholders' equity ..........................    52,954       46,606
                                                               -------      -------
           Total liabilities and stockholders' equity ......   $67,243      $57,678
                                                               =======      =======

See notes to condensed consolidated financial statements.

                               Boca RESEARCH, INC.

                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                            (UNAUDITED)
                               (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                         Three  Months             Six Months
                                                         Ended June 30,          Ended June 30,
                                                      -------------------     -------------------
                                                        1996        1995        1996        1995
                                                      -------     -------     -------     -------

Net sales .........................................   $46,661     $33,196     $91,596     $60,465
Cost of goods sold ................................    36,802      24,769      72,370      44,568
                                                      -------     -------     -------     -------
        Gross profit ..............................     9,859       8,427      19,226      15,897
                                                      -------     -------     -------     -------
Operating expenses:
        Research and development ..................       747         723       1,483       1,247
        Selling, general and administrative .......     4,915       4,467       9,626       8,466
                                                      -------     -------     -------     -------
        Total operating expenses ..................     5,662       5,190      11,109       9,713
                                                      -------     -------     -------     -------
Income from operations ............................     4,197       3,237       8,117       6,184
Non-operating income, net .........................       117         174         262         356
                                                      -------     -------     -------     -------
Income before income taxes ........................     4,314       3,411       8,379       6,540
Income taxes ......................................     1,553       1,228       3,016       2,354
                                                      -------     -------     -------     -------
Net income ........................................   $ 2,761     $ 2,183     $ 5,363     $ 4,186
                                                      =======     =======     =======     =======
Primary earnings per share ........................   $  0.31     $  0.25     $  0.60     $  0.48
                                                      =======     =======     =======     =======
Shares used in primary per share calculation ......     8,994       8,832       9,001       8,767
                                                      =======     =======     =======     =======
Fully diluted earnings per share ..................   $  0.31     $  0.24     $  0.60     $  0.46
                                                      =======     =======     =======     =======
Shares used in fully diluted per share
  calculation .....................................    8,994        9,047       9,001       9,047
                                                      =======     =======     =======     =======


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Six Months
                                                               Ended June 30,
                                                            -------------------
                                                              1996        1995
                                                            -------     -------

Cash provided by (used in):
Operating activities:
         Net income ....................................    $ 5,363     $ 4,186
         Adjustments for non-cash charges ..............      1,519       1,277
         Changes in assets and liabilities .............     (1,462)     (8,839)
                                                            -------     -------
           Net cash provided by (used in) operating
           activities ..................................      5,420      (3,376)
                                                            -------     -------

Investing activities:
         Loan to related party .........................          0        (205)
         Loan repayment from related party .............          0         500
         Capital expenditures ..........................     (1,971)     (2,005)
                                                            -------     -------
           Net cash used in investing activities .......     (1,971)     (1,710)
                                                            -------     -------
Financing activities - Exercise of options .............        985         291
                                                            -------     -------
Net increase (decrease) in cash and cash equivalents ...      4,434      (4,795)
Cash and cash equivalents, beginning of period .........        477       6,666
                                                            -------     -------
Cash and cash equivalents, end of period ...............    $ 4,911     $ 1,871
                                                            =======     =======


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1996, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 audited financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto for the year ended December 31, 1995. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," effective January 1, 1996. The adoption did not have a significant effect on financial position or results of operations.

        The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. The Company is continuing to measure stock-based employee compensation using the intrinsic value method, and will provide the pro forma disclosures required by SFAS No. 123 in its financial statements for the year ending December 31, 1996.

        Certain prior year amounts have been reclassified to conform to the current presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

        Cash payments (net of refunds) for income taxes were $3,716,643 and $2,940,000 in the six month periods ended June 30, 1996 and 1995, respectively.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

CURRENT ASSETS

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                        June 30,        December 31,
                                                          1996              1995
                                                        --------        ------------

Accounts receivable .................................   $33,244           $26,484
Allowance for sales returns, allowances and
  price protection ..................................    (2,800)           (2,613)
Allowance for doubtful accounts .....................    (1,500)           (1,000)
                                                        -------           -------

                                                        $28,944           $22,871
                                                        =======           =======


        Included in the accounts receivable balance are: (a) $1,618,000 from MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest; and (b) $228,000 from Powertel of India, a joint venture in India in which the Company has a 20% ownership interest. Sales to these related parties in the three and six month periods ended June 30, 1996 were approximately $2,200,000 and $3,600,000, respectively. The Company did not have such investments in the six months ended June 30, 1995.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                        June 30,        December 31,
                                                          1996              1995
                                                        --------        ------------
Raw materials .......................................   $14,919           $16,501
Work in process .....................................     5,577             5,346
Finished goods ......................................     2,023             1,690
Inventory reserves ..................................    (2,000)           (1,080)
                                                        -------           -------
                                                        $20,519           $22,457
                                                        =======           =======

PROPERTY AND EQUIPMENT

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $6,614,437 at June 30, 1996 and $5,347,030 at December 31, 1995.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

LINE OF CREDIT

        The Company has an unsecured revolving line of credit expiring April 30, 1997, which permits borrowings of the lesser of $7,000,000 or 50% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. There were no borrowings outstanding at June 30, 1996.

COMMITMENTS AND CONTINGENCIES

        Rent expense for the three month periods ended June 30, 1996 and 1995 was $199,149 and $304,807, respectively, and $406,504 and $808,084 for the six month periods ended June 30, 1996 and 1995, respectively. In the three month period ended March 31, 1995, the Company incurred additional rent expense of approximately $269,000 to record the effect of vacating two leased facilities. The Company is committed through 2000 for rents under noncancelable operating leases for use of its offices, warehouses and manufacturing facilities. The aggregate minimum annual payments under such leases for the years ending December 31, 1996, 1997, 1998, 1999 and 2000 are $659,320, $543,426, $427,533,
$325,728, and $206,686, respectively.

        The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other parties. Based on information currently available to the Company, it is the opinion of the Company's management that the ultimate outcome of these matters will not have a material adverse effect on the Company's results of operations or financial position.

STOCKHOLDERS' EQUITY

        During the six month period ended June 30, 1996, 102,046 shares were issued to current employees in connection with the exercise of options granted to the individuals under the Company's stock option plans. The aggregate proceeds received from these exercises were $770,460.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

        In January 1996, 9,502 options were exercised by employees under the 1992 Employee Stock Purchase Plan. Aggregate proceeds received from these exercises were $214,033.

STOCK OPTION PLAN

        During the six month period ended June 30, 1996, the Company granted options to purchase 423,408 shares at prices ranging from $19.50 to $25.00 to both new and existing employees.

        During the six month period ended June 30, 1996, 67,902 stock options were canceled.

ITEM 2.

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth below and elsewhere in this Report.

        As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 1996 and 1995, the following table sets forth the items in the consolidated statements of income as a percent of net sales and as a percent of change when compared to the earlier period:


                                                     Three Months                           Six Months
                                                     Ended June 30,                        Ended June 30,
                                                  ------------------      Percent        ------------------      Percent
                                                   1996         1995       Change         1996         1995       Change
                                                  -----        -----      -------        -----        -----      -------

Net sales ....................................    100.0%       100.0%       40.6%        100.0%       100.0%       51.5%
Cost of goods sold ...........................     78.9         74.6        48.6          79.0         73.7        62.4
                                                  -----        -----                     -----        -----
    Gross profit .............................     21.1         25.4        17.0          21.0         26.3        20.9
                                                  -----        -----                     -----        -----
Operating expenses:
    Research and development .................      1.6          2.2         3.3           1.6          2.1        18.9
    Selling, general and administrative ......     10.5         13.4        10.0          10.5         14.0        13.7
                                                  -----        -----                     -----        -----
        Total operating expenses .............     12.1         15.6         9.1          12.1         16.1        14.4
                                                  -----        -----                     -----        -----
Income from operations .......................      9.0          9.8        29.7           8.9         10.2        31.3
Non-operating income, net ....................      0.2          0.5       (32.8)          0.3          0.6       (26.4)
                                                  -----        -----                     -----        -----
Income before income taxes ...................      9.2         10.3        26.5           9.2         10.8        28.1
Income taxes .................................      3.3          3.7        26.5           3.3          3.9        28.1
                                                  -----        -----                     -----        -----
Net income ...................................      5.9%         6.6%       26.5           5.9%         6.9%       28.1
                                                  =====        -----                     =====        -----

RESULTS OF OPERATIONS

        NET SALES. The Company's net sales increased by 40.6% to $46,661,000 in the three months ended June 30, 1996 from $33,196,000 in the three months ended June 30, 1995. For the six months ended June 30, 1996, net sales increased by 51.5% to $91,596,000 from $60,465,000 for the comparable period in 1995. The sales increase for the three and six month periods ended June 30, 1996 over the comparable periods in 1995 is shown below by product category.

                                          THREE MONTHS                              SIX MONTHS
                                         ENDED JUNE 30,                           ENDED JUNE 30,
                                       ------------------                        ----------------
                                        1996         1995                         1996       1995
                                       -----        -----                        -----      -----

                                                                (IN MILLIONS)
                                                                -------------

Data Communications............        $41.2        $10.4                        $80.9      $24.2
Multimedia.....................            -         15.3                          0.4       20.5
Networking.....................          1.7          2.0                          3.1        4.0
Video Graphics.................          1.7          3.1                          3.3        6.1
I/O, IDE, & Multiport..........          1.9          2.4                          3.7        5.6
Memory.........................            -            -                            -        0.1
ISDN...........................          0.2            -                          0.2          -
                                       -----        -----                        -----      -----
                                       $46.7        $33.2                        $91.6      $60.5
                                       =====        =====                        =====      =====


         The sales increase was primarily attributable to increases in sales of data communications products offset by a decline in sales of the Company's other product categories. The increased sales of the Company's data communications products in the three months and six months ended June 30, 1996 compared to the comparable periods in 1995 was primarily due to the increase in demand for the Company's 28.8 Kbps modem products. These higher speed modems are becoming increasingly popular for accessing the Internet and connecting individuals and information worldwide. The Company believes that the increased use of the Internet and on-line services is fueling the demand for modem products. In addition, a portion of the second quarter sales increase was attributable to the Company's efforts to increase inventories of data communications products in the Company's distribution channels and could adversely affect sales for the last six months of 1996.

         Sales of the Company's Sound Expression multimedia product declined by $15,300,000 for the three months ended June 30, 1996 and declined by $20,100,000 for the six months ended June 30, 1996 compared to the comparable periods in 1995. This is a continuation of a decline in sales of the Sound Expression product that occurred in the last six months of 1995 due to the increased use by OEMs of a chipset incorporating sound on the system board of the PC. The Company believes that there is a niche market for its 28.8 Sound Expression product and anticipates sales in this category in the future, however, at gross margin percentages below the Company's average. As of June 30, 1996, inventory includes $1,500,000 of components and finished goods relating to this product line. The decline in sales of networking, video and I/O, IDE and multiport products reflects the Company's decision to focus its sales efforts for these categories on products with value-added features and thus the potential of higher gross profits.

         A new OEM customer accounted for approximately $10,100,000 in sales, representing 22% of net sales in the three months ended June 30, 1996, and $17,500,000 in sales, representing 19% of net sales for the six months ended June 30, 1996. As of June 30, 1996, the Company had an accounts receivable balance of $6,700,000 from this customer and none of the balance was beyond the agreed terms. An international OEM customer accounted for approximately $7,500,000 in sales, representing 16% of net sales in the three months ended June 30, 1996, and $13,700,000 in sales, representing 15% of net sales for the six months ended June 30, 1996. As of June 30, 1996, the Company had an accounts receivable balance of $5,200,000 from this customer and $1,000,000 of the balance was beyond the agreed terms. This customer's inventory of products purchased from the Company is at higher than normal levels and sales for the last six months of 1996 to this customer will likely be adversely affected. A delay or default in payment by any significant customer could have a material adverse effect on the Company's results of operations or financial condition. Also, a decline in sales to a significant customer could have a material adverse effect on the Company's results of operations or financial condition.

         International sales represented 35% of net sales for the three months ended June 30, 1996 and 36% of net sales for the six months ended June 30, 1996. International sales represented 15% of net sales for the three and six month periods ended June 30, 1995.

         The percentage of net sales attributable to OEM customers increased to 64% in the three months ended June 30, 1996 from 54% in the three months ended June 30, 1995. For the six month period ended June 30, 1996, the percentage of net sales to OEM customers increased to 62% from 43% in the comparable period in 1995. The Company believes that sales to OEM customers will continue to represent a substantial portion of net sales.

         GROSS PROFIT. Gross profit increased to $9,859,000 in the three months ended June 30, 1996 from $8,427,000 in the three months ended June 30, 1995, but decreased as a percentage of net sales to 21.1% in the three months ended June 30, 1996 from 25.4% in the three months ended June 30, 1995. As discussed above, sales to OEM customers, for which gross profit margins are typically lower, increased to 64% of net sales in the three months ended June 30, 1996 compared to 54% of net sales in the three months ended June 30, 1995. Gross profit percentage was also affected by increased inventory reserves of $501,000 and a rapid decline in selling price of certain products due to their replacement with later generation products. For the six months ended June 30, 1996, gross profit increased to $19,226,000 from $15,897,000 for the six months ended June 30, 1995. Gross profit as a percentage of net sales decreased to 21.0% for the six month period ended June 30, 1996 from 26.3% for the six month period ended June 30, 1995. The decrease in gross profit percentage for the six month period is attributable to the increase in sales to OEM customers to 62% for the six month period ended June 30, 1996, from 43% for the six month period ended June 30, 1995. Gross profit percentage was also affected by a write down of DRAM inventory components of $750,000, increased inventory reserves of $920,000 and a rapid decline in selling price of certain products due to their replacement with later generation products. These factors were partially offset by certain manufacturing efficiencies. The gross profit percentage in the third quarter is expected to be adversely affected by a high percentage of OEM sales and sales of phase-out inventory.

         The modem market is experiencing changing dynamics in that the supply of modem chips is more available in 1996 as contrasted to the short supply in 1995. Also, modem manufacturers are increasing production and seeking to expand their market share. These circumstances will likely result in lower selling prices and gross profit percentages for modems in the future.

         The gross profit margins for the Company's products depend upon a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs, and manufacturing efficiencies. In general, gross profit margins are higher on sales to wholesale distributors and retailers than on sales to OEMs. In addition, gross profit margins on product categories differ. Accordingly, the Company's gross profit margin has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. Management believes that the lower operating expenses typically associated with OEM sales generally offset their corresponding lower gross profit margins. There will be circumstances, which management anticipates will occur in the third quarter, in which the Company accepts lower margin sales for purposes such as to phase-out inventory, and to utilize manufacturing capacity.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $747,000 in the three months ended June 30, 1996 from $723,000 in the three months ended June 30, 1995. This represented a decrease in research and development expenses as a percentage of net sales to 1.6% for the three months ended June 30, 1996 from 2.2% of net sales for the comparable period in 1995. For the six months ended June 30, 1996, research and development expenses increased to $1,483,000 from $1,247,000 for the six month period ended June 30, 1995. This represented a decrease in research and development expenses as a percentage of net sales to 1.6% for the six months ended June 30, 1996 from 2.1% of net sales for the comparable period in 1995. The decrease in research and development expenses as a percentage of net sales was primarily attributable to the fixed nature of certain research and development costs allocated over a larger sales base. Also, the Company relies on license and royalty agreements with third parties for much of its new product development. The Company has formed alliances with Chase Research Plc, NetComm Limited, Viewpoint Systems, a wholly owned subsidiary of Multimedia Access Computer and Telesoft International, Inc. to develop ISDN, high-end network management products and video conferencing products.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4,915,000 in the three months ended June 30, 1996 from $4,467,000 in the three months ended June 30, 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 10.5% in the three months ended June 30, 1996 from 13.4% in the three months ended June 30, 1995. Selling, general and administrative expenses increased to $9,626,000 in the six months ended June 30, 1996 from $8,466,000 in the six months ended June 30, 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 10.5% in the six months ended June 30, 1996 from 14.0% in the six months ended June 30, 1995. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of increased sales to OEM customers during the three and six month periods ended June 30, 1996, as well as the non-variable nature of certain expenses relative to sales increases. Certain selling, general and administrative expenses associated with OEM sales are typically lower than those expenses associated with sales to wholesale distributors and retailers. Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales to the various channels, and the particular sales and marketing requirements of each of the channels.

LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 1996, the Company's working capital increased by $5,773,000 from December 31, 1995. This increase was represented by increases in cash and cash equivalents of $4,434,000, trade receivables of $6,073,000 and other current assets of $421,000; offset by a decrease in inventories of $1,938,000 and an increase in current liabilities of $3,217,000 consisting primarily of an increase in trade payables. The Company's operations provided cash of $5,420,000 for the six months ended June 30, 1996. The Company's investing activities consisted of capital expenditures of $1,971,000 during the six months ended June 30, 1996.

         The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company has an unsecured $7,000,000 line of credit with a commercial bank which expires on April 30, 1997. As of June 30, 1996, no borrowings were outstanding under this line of credit, which permits borrowings of the lesser of $7,000,000 or 50% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. The Company anticipates that borrowings will be made under the line of credit in the third quarter of 1996 to finance the increase in working capital to support an anticipated increase in net sales.

         The Company's trade receivables have increased at June 30, 1996 as a result of higher sales as well as increased penetration of the retail and international markets in which extended credit terms are common. It is anticipated that these extended terms will increase the Company's investment in receivables in the future. In addition, while inventories decreased during the six months ended June 30, 1996, increases may occur in the future to support higher sales, particularly to OEMs and management may make strategic investments in inventory to improve the flow of components to manufacturing in order to assure timely delivery to customers. The Company intends to finance these increases through existing cash balances, cash generated from operations and borrowings under its line of credit. The Company currently believes that the combination of cash generated from operations, the Company's existing cash balances, and its line of credit will be sufficient to meet its liquidity and capital requirements through at least December 31, 1996. In light of increases in the Company's working capital requirements, the Company may be required to increase the $7,000,000 line of credit during the year ended December 31, 1996, which increase the Company believes it could obtain based upon the Company's current financial condition.

         The Company's management continually reviews its financing options. The Company is considering and will continue to consider alternative financing opportunities including the issuance of equity, debt or convertible debt, if market conditions make such alternatives financially attractive methods of funding the Company's short-term or long-term needs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

         In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

         NEW PRODUCTS, TECHNOLOGICAL CHANGES AND INVENTORY MANAGEMENT. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

         Sales of individual products and product lines are typically characterized by rapid declines in sales, pricing and margins toward the end of the respective product's life cycle, the precise timing of which may be difficult to predict. As new products are planned and introduced, the Company attempts to monitor closely the inventory of older products and to phase out their manufacture in a controlled manner. Nevertheless, the Company could experience unexpected reductions in sales of older generation products as customers anticipate the availability of new products. These reductions could give rise to additional charges for obsolete or excess inventory, returns of older generation products by distributors or substantial price protection charges. To the extent that the Company is unsuccessful in managing product transitions, its business and operating results could be materially adversely affected.

         Because all of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995 and the first six months of 1996 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated into the system board of the PC. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

         POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. The Company's quarterly operating results have varied significantly, and may continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include competitive pricing pressures, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, the availability and pricing of components for the Company's products, the timing of phase-outs of the Company's products, variations in the Company's product mix and component costs, variations in the proportion of sales made to wholesale distributors, OEMs and retailers, product returns or price protection charges from customers, the timing of sales of the Company's products to end users by the Company's customers, seasonal promotions by the Company, its customers and competitors, economic conditions prevailing within the computer industry and economic conditions generally. Quarterly sales depend on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order products on an as-needed basis, and accordingly the Company has historically operated with a relatively small backlog. Moreover, as is typical for companies in the PC industry, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. There can be no assurance that the Company will be able to continue its growth in sales or sustain its profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock.

         ACQUISITIONS. The Company may from time to time pursue the acquisition of other companies, assets, technologies or product lines that would complement or expand its existing business. Certain of these acquisitions may involve businesses in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to identify businesses that would complement or expand its existing business or complete such acquisitions, manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through such acquisition without a material adverse impact on the Company's business, financial condition and results of operations, particularly in the quarters immediately following such acquisitions.

         INTERNATIONAL OPERATIONS. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certifications for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

         DEPENDENCE ON SUPPLIERS. The major components of the Company's products include circuit boards, microprocessors, chipsets and memory components. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained from single sources. Certain modem chipsets used in the Company's data communications products have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the computer industry, the Company has, from time to time, experienced difficulty in obtaining certain components. The Company has no guaranteed supply arrangements with any of its suppliers and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortages of components not only limit the Company's production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While the Company believes that with respect to its single source components it could obtain similar components from other sources, it could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future which could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Significant increases in the prices of these components could also have a material adverse effect on the Company's operating results since the Company may not be able to adjust product pricing to reflect the increases in component costs. Moreover, a number of components for the Company's products are obtained from foreign suppliers. Increases in tariffs on such components or fluctuations in exchange rates could result in increases in the prices paid by the Company for these components, which could impact the Company's ability to compete with foreign manufacturers and have a material adverse effect on the Company's operating results.

         SALES CHANNEL RISKS. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 62% of net sales in the six months ended June 30, 1996. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will continue to be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. In the six months ended June 30, 1996, the Company's two largest OEM customers accounted for approximately 34% of the Company's net sales. A decline in sales to either of these customers or a delay or default in payment by either customer could have a material adverse effect on the Company's results or operations or financial condition.


         The Company's three largest wholesale distributors accounted for approximately 13% of the Company's net sales in the six months ended June 30, 1996. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors.

         COMPETITION. The markets for the Company's products are intensely competitive resulting in constant pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products that compete directly with the Company's products. These competitors could introduce additional products or add features to their existing products that are superior to the Company's products or that achieve greater market acceptance. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers which generally offer products at significantly lower prices. The introduction of lower priced competitive products or significant price reductions by the Company's competitors would result in price reductions in the Company's products that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new product markets, such as ISDN, cable modems and videoconferencing, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

         MANAGEMENT OF GROWTH. In recent years, the Company has experienced significant growth and expansion in the overall level of its business and scope of operations, including sales and distribution, research and development, marketing and technical support. The Company's ability to manage its growth will require it to continue to invest in its operations and to retain, motivate and effectively manage its employees. If the Company's management is unable to manage growth effectively, the Company's results of operations could be materially and adversely affected.

         PROPRIETARY RIGHTS; DEPENDENCE ON SOFTWARE LICENSES. Although the Company has not historically been the subject of significant claims of infringement by third parties, the Company receives from time to time, and may receive in the future, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. There can be no assurance that in the future the Company will be able to obtain licenses of any intellectual property rights owned by third parties with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from manufacturing and marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party which could have a material adverse effect on the Company's operating results.

         In certain of its products, the Company includes software licensed from third parties. The Company's operating results could be adversely affected by a number of factors relating to this third party software, including lack of market acceptance, failure by the licensors to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, or excess customer support costs or product returns experienced by the Company due to errors in the licensed software. Moreover, any impairment or termination of the Company's relationship with any licensors of third party software could have a material adverse effect on the Company's operating results.

         RELIANCE ON CENTRALIZED MANUFACTURING. All of the Company's manufacturing occurs at its leased headquarters facility in Boca Raton, Florida. The Company's manufacturing operations utilize certain equipment which, if damaged or otherwise rendered inoperable, would result in the disruption of the Company's manufacturing operations. Although the Company maintains business interruption insurance which the Company believes is adequate, any extended interruption of the operations at this facility would have a material adverse effect on the Company's operating results.

         PRODUCT RETURNS, PRICE PROTECTION AND WARRANTY CLAIMS. Like other manufacturers of computer products, the Company is exposed to the risk of product returns from wholesale distributors and retailers, either through contractual stock rotation privileges or as a result of the Company's interest in assisting customers in balancing inventories. Although the Company attempts to monitor and manage the volume of sales to wholesale distributors and retailers, large shipments in anticipation of sales by wholesale distributors and retailers can lead to substantial overstocking by the Company's wholesale distributors and retailers and to higher than normal returns. Moreover, the risk of product returns may increase if demand for the Company's products declines. When the Company reduces its prices, the Company credits its wholesale distributors and retailers for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products on terms negotiated with the Company, the result of which could have a material adverse effect on the Company's operating results. The Company's limited five-year warranty permits customers to return any product for repair or replacement if the product does not perform as warranted. The Company to date has not encountered material warranty claims or liabilities. The Company seeks to continually introduce new and enhanced products, which could result in higher product returns and warranty claims due to the risks inherent in the introduction of such products. The Company has established reserves for product returns, price protection and warranty claims which management believes are adequate. There can be no assurance that product returns, price protection and warranty claims will not have a material adverse effect on future operating results.

         VOLATILITY OF STOCK PRICE. The price of the Company's Common Stock historically has been volatile due to fluctuations in operating results and other factors relating to the Company's operations, the market's changing expectations for the Company's growth, overall equity market conditions relating to the market for technology stocks generally and other factors unrelated to the Company's operations, including announcements by or relating to the Company's competitors. Such fluctuations are expected to continue. In addition, stock markets have experienced more price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many technology companies, often for reasons unrelated to the operating performance of the specific companies.

PART II.

                               BOCA RESEARCH, INC.
                                OTHER INFORMATION

Items 1-3.

        Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

       At the Annual Meeting of Shareholders held on May 20, 1996, the Company's nominees for directors to serve until the 1997 Annual Meeting of Shareholders were elected, and the following proposals were approved: (i) an amendment to the Boca Research, Inc. 1992 Stock Option Plan to increase the number of shares covered thereby from 1,300,000 to 1,700,000, and (ii) the adoption of the Boca Research, Inc. 1996 Non-Employee Director Stock Option Plan.

       With respect to the election of directors, the voting was as follows:

       Nominee                   For                           Withheld
       -------                   ---                           --------

Timothy Farris                 7,286,975                       120,163
Robert W. Ferguson             7,287,771                       119,367
George Gan Chee Wai            7,287,771                       119,367
Patrick J. Keenan              7,287,771                       119,367
W. James Price                 7,287,771                       119,367
E. Roe Stamps, IV              7,287,771                       119,367
Anthony F. Zalenski            7,287,771                       119,367

       Mr. Farris resigned as a director on August 9, 1996.

       With respect to the approval of the amendment to the Boca Research, Inc.
1992 Stock Option Plan to increase the number of shares covered thereby from 1,300,000 to 1,700,000, the voting was as follows:

       For                     Against             Abstain           Non-Vote
       ---                     -------             -------           --------

       3,507,861               487,331             20,415            3,391,531

       With respect to the approval of the Boca Research, Inc. 1996 Non-Employee Director Stock Option Plan, the voting was as follows:

       For                     Against             Abstain           Non-Vote
       ---                     -------             -------           --------

       3,182,398               849,413             30,304            3,345,023

Item 5.      Other information

       None.

Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits:

             11   Calculation of shares used in determining earnings per share.

       (b)   Reports on Form 8-K

             There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1996.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


Dated:  August 14, 1996              /s/ Anthony F. Zalenski
        ---------------------        ------------------------------------------
                                     Anthony F. Zalenski
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)





Dated:  August 14, 1996              /s/ R. Michael Brewer
        ---------------------        ------------------------------------------
                                     R. Michael Brewer
                                     Vice President - Finance and
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS

                                                                                 Pages
                                                                                 -----

Exhibit 11   Calculation of shares used in determining earnings per share        25-26
