Form 10-Q
period 1996-09-30
BOCA RESEARCH INC
filed 1996-11-14
CIK 895642

                           _________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ____________

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended                Commission File Number 0-21138
       September 30, 1996

                                  ____________

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

                                  ____________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No
                                     ---    ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                        Outstanding as of
          Class                                         November 12, 1996
          -----                                         -----------------

  Common stock, par value                                  8,662,216
      $.01 per share

                               BOCA RESEARCH, INC.
               Form 10-Q For The Quarter Ended September 30, 1996

                                      INDEX


                                                                                      Page
                                                                                      ----
PART I. FINANCIAL INFORMATION
      Item 1.    Financial Statements

                         Condensed Consolidated Balance Sheets
                           (unaudited) as of September 30, 1996 and
                           December 31, 1995 .........................................  3

                         Condensed Consolidated Statements of
                           Income (unaudited) for the three and nine
                           months ended September 30, 1996 and 1995 ..................  4
 .

                         Condensed Consolidated Statements of
                           Cash Flows (unaudited) for the nine
                           months ended September 30, 1996 and 1995 ..................  5

                         Notes to Condensed Consolidated
                           Financial Statements (unaudited) ..........................  6

      Item 2.    Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations ................................................ 12

PART II.         OTHER INFORMATION
      Items 1-3.         Not applicable .............................................. 24

      Item  4.   Submission of Matters to a Vote of
                           Security Holders .......................................... 24

      Item  5.   Other Information ................................................... 24

      Item  6.   Exhibits and Reports on Forms 8-K ................................... 24

      Signatures ..................................................................... 25

PART I.  ITEM 1.


                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                               September 30,  December 31,
                                                                    1996          1995
                                                                  -------        -------
                                     ASSETS
Current assets:
     Cash and cash equivalents ...........................        $ 2,056        $   477
     Trade receivables, net ..............................         31,569         22,871
     Inventory, net ......................................         16,867         22,457
     Prepaid expenses and other assets ...................            415            890
     Deferred and prepaid income taxes ...................          2,783          2,230
                                                                  -------        -------
        Total current assets .............................         53,690         48,925
     Property and equipment, net .........................          7,773          7,722
     Deferred income taxes, noncurrent ...................            242            242
     Goodwill, net .......................................             41            166
     Other assets ........................................            711            623
                                                                  -------        -------
        Total assets .....................................        $62,457        $57,678
                                                                  =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ....................................        $ 5,104        $ 5,837
     Accrued expenses and other current liabilities ......          3,181          4,628
     Income taxes payable ................................              0            607
                                                                  -------        -------
       Total current liabilities .........................          8,285         11,072
                                                                  -------        -------

Commitments and contingencies

Stockholders' equity:
     Common stock, 25,000,000 $.01 par value shares
       authorized, 8,648,883 issued and outstanding
       at September 30, 1996, 8,522,759 issued and
       outstanding at December 31, 1995 ..................             87             85
     Additional paid-in capital ..........................         24,649         23,470
     Retained earnings ...................................         29,436         23,051
                                                                  -------        -------
       Total stockholders' equity ........................         54,172         46,606
                                                                  -------        -------
           Total liabilities and stockholders' equity ....        $62,457        $57,678
                                                                  =======        =======

See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                       Three  Months                   Nine Months
                                                     Ended September 30,           Ended September 30,
                                                   ----------------------        -----------------------
                                                    1996           1995            1996           1995
                                                   -------        -------        --------        -------

Net sales .................................        $32,966        $37,350        $124,563        $97,815
Cost of goods sold ........................         26,798         27,829          99,169         72,397
                                                   -------        -------        --------        -------
        Gross profit ......................          6,168          9,521          25,394         25,418
                                                   -------        -------        --------        -------
Operating expenses:
        Research and development ..........            739            839           2,222          2,086
        Selling, general and administrative          4,010          4,951          13,636         13,417
                                                   -------        -------        --------        -------
        Total operating expenses ..........          4,749          5,790          15,858         15,503
                                                   -------        -------        --------        -------
Income from operations ....................          1,419          3,731           9,536          9,915
Non-operating income, net .................            177             63             440            419
                                                   -------        -------        --------        -------
Income before income taxes ................          1,596          3,794           9,976         10,334
Income taxes ..............................            574          1,372           3,591          3,726
                                                   -------        -------        --------        -------
Net income ................................        $ 1,022        $ 2,422        $  6,385        $ 6,608
                                                   =======        =======        ========        =======
Primary earnings per share ................        $  0.12        $  0.27        $   0.71        $  0.74
                                                   =======        =======        ========        =======
Shares used in primary
        per share calculation .............          8,792          9,087           8,965          8,874
                                                   =======        =======        ========        =======
Fully diluted earnings per share ..........        $  0.12        $  0.27        $   0.71        $  0.73
                                                   =======        =======        ========        =======
Shares used in fully diluted
        per share calculation .............          8,792          9,087           8,965          9,016
                                                   =======        =======        ========        =======


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                     Nine Months
                                                                  Ended September 30,
                                                               ------------------------
                                                                1996             1995
                                                               -------         --------

Cash provided by (used in):
Operating activities:
         Net income ...................................        $ 6,385         $  6,608
         Adjustments for non-cash charges .............          2,267            1,938
         Changes in assets and liabilities ............         (6,061)         (13,476)
                                                               -------         --------
           Net cash provided by (used in)
           operating activities .......................          2,591           (4,930)
                                                               -------         --------

Investing activities:
         Loan to related party ........................              0             (205)
         Loan repayment from related party ............              0              500
         Capital expenditures .........................         (2,193)          (2,352)
                                                               -------         --------
           Net cash used in investing activities ......         (2,193)          (2,057)
                                                               -------         --------
Financing activities - Exercise of options ............          1,181              494
                                                               -------         --------
Net increase (decrease) in cash and cash equivalents ..          1,579           (6,493)
Cash and cash equivalents, beginning of period ........            477            6,666
                                                               -------         --------
Cash and cash equivalents, end of period ..............        $ 2,056         $    173
                                                               =======         ========


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 audited financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited financial statements and notes thereto for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

SUPPLEMENTAL CASH FLOW INFORMATION

        Cash payments (net of refunds) for income taxes were $4,751,683 and $4,082,231 in the nine month periods ended September 30, 1996 and 1995, respectively.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

CURRENT ASSETS

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                            September 30,    December 31,
                                                                1996             1995
                                                              --------         --------

        Accounts receivable ..........................        $ 35,668         $ 26,484
        Allowance for sales returns, allowances and
          price protection ...........................          (2,500)          (2,613)
        Allowance for doubtful accounts ..............          (1,599)          (1,000)
                                                              --------         --------

                                                              $ 31,569         $ 22,871
                                                              ========         ========

        Included in the accounts receivable balance are: (a) $846,000 from MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest; and (b) $376,000 from Powertel of India, a joint venture in India in which the Company has a 20% ownership interest. Sales to these related parties in the three and nine month periods ended September 30, 1996 were approximately $843,000 and $4,472,000, respectively. The Company did not have such investments in the nine months ended September 30, 1995.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                            September 30,    December 31,
                                                1996             1995
                                            -------------    ------------
        Raw materials ................        $ 13,069         $ 16,501
        Work in process ..............           5,045            5,346
        Finished goods ...............             753            1,690
        Inventory reserves ...........          (2,000)          (1,080)
                                              --------         --------
                                              $ 16,867         $ 22,457
                                              ========         ========

PROPERTY AND EQUIPMENT

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $7,319,715 at September 30, 1996 and $5,347,030 at December 31, 1995.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

LINE OF CREDIT

        The Company had an unsecured revolving line of credit expiring April 30, 1997, which permitted borrowings of the lesser of $7,000,000 or 50% of qualified accounts receivable. On September 12, 1996, the Company entered into a new unsecured revolving line of credit agreement expiring May 31, 1998, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. There were no borrowings outstanding at September 30, 1996.

COMMITMENTS AND CONTINGENCIES

        Rent expense for the three month periods ended September 30, 1996 and 1995 was $197,153 and $166,990, respectively, and $603,657 and $975,073 for the nine month periods ended September 30, 1996 and 1995, respectively. In the three month period ended March 31, 1995, the Company incurred additional rent expense of approximately $269,000 to record the effect of vacating two leased facilities. The Company is committed through 2000 for rents under noncancelable operating leases for use of its offices, warehouses and manufacturing facilities. The aggregate minimum annual payments under such leases for the years ending December 31, 1996, 1997, 1998, 1999 and 2000 are $659,320,
$543,426, $427,533, $325,728, and $206,686, respectively.

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

        On October 4, 1996, the Company entered into a Consulting Agreement (the "Consulting Agreement") with ARGOQUEST, Inc., a California corporation ("ArgoQuest") pursuant to which ArgoQuest was retained to serve as a consultant to the Company with respect to sales to retail accounts, wholesale distributors and original equipment manufacturers ("OEMs"). The principal terms of the Consulting Agreement are as follows:

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


        The Consulting Agreement has a term of 54 months (the "Term"). In consideration of entering into the Consulting Agreement, ArgoQuest will receive a monthly fee of $83,333 in cash, plus expenses, for the Term, except that no fees will be paid for the period commencing on the first day of the seventh month of the Term and ending on the last day of the eighteenth month of the Term (the "Deferred Period"), unless the Board of Directors of the Company shall determine otherwise. If the Company achieves at least $50 million in certain Net Sales, as defined in the Consulting Agreement ("Net Sales"), during the first eighteen months of the Consulting Agreement (the "First Period"), then ArgoQuest will be entitled to receive an additional consulting fee of $1,000,000, less any consulting fees paid to ArgoQuest during the Deferred Period. If the Company does not achieve at least $50 million in Net Sales during the First Period, the Company may terminate the Consulting Agreement.

        ArgoQuest will have the right to be granted options to purchase shares of Common Stock of the Company, subject to the Company achieving specified Net Sales during certain periods (the "Initial Options"). In the event that during the First Period, the Company achieves Net Sales of at least $100 million, then ArgoQuest will be granted options to purchase 500,000 shares of Common Stock of the Company (the "Boca Common Stock"), at an exercise price of $2.95 per share. In the event that during the period commencing at the expiration of the First Period and continuing through the date which is thirty months after the execution and delivery of the Consulting Agreement (the "Second Period"), the Company achieves Net Sales of at least $125 million, then ArgoQuest will be granted options to purchase 1,000,000 shares of Boca Common Stock, at an exercise price of $2.95 per share. In the event that the Company achieves at least $50 million in Net Sales for the First Period, the Initial Options to be granted with respect to the First Period will be pro rated on a linear basis between $0 and $100 million of the targeted Net Sales for such period. In the event that the Company achieves at least $70 million in Net Sales for the Second Period, the Initial Options to be granted with respect to the Second Period will be pro rated on a linear basis between $0 and $125 million of the targeted Net Sales for such period. In addition, in the event that Net Sales for the First Period are less than $100 million, ArgoQuest will be entitled to be granted those Initial Options attributable to the First Period which were not granted in the First Period if the Company achieves Net Sales for the Second Period of at least $125 million plus an amount equal to the difference between actual Net Sales for the First Period and $100 million.

        ArgoQuest will have the right to receive additional options to purchase shares of Boca Common Stock, the grant of such options to be subject to the Company achieving the Target Net Sales set forth below during the periods set forth below (the "Performance Options"):

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


                                                          Pro Rata              Number of
                             Target Net Sales            Threshold             Performance        Exercise Price
   Period                       (Millions)               (Millions)              Options             per Share
   ------                       ----------               ----------              -------             ---------

Date of Agreement                  $150                     $100                 225,000               $14.16
through 3/31/98                     200                      150                 225,000                14.16

4/1/98 through                      175                      150                 300,000                17.70
3/31/99                             225                      175                 300,000                17.70

4/1/99 through                      250                      175                 300,000                20.65
3/31/00                             350                      250                 300,000                20.65

4/1/00 through                      325                      250                 300,000                23.60
3/31/01                             400                      325                 300,000                23.60

        In the event that the Company achieves Net Sales equal to at least the Pro Rata Threshold set forth in the table above but less than the Net Sales Target for such period, then ArgoQuest will be entitled to be granted a portion of the Performance Options designated for such period determined on a linear basis from the Pro Rata Threshold through the Net Sales Target for such period.

        All earned Initial Options will vest in full on the date of grant. All earned Performance Options will vest over a three-year period from the date of grant, commencing on the first anniversary of the date of grant, and will be subject to the restrictions on transfer discussed above with respect to the issuance of the shares. The vesting of all earned Options will accelerate upon a change of control (as defined). In the event of a change of control, the Company may elect to terminate the Consulting Agreement and will be discharged from any further obligations to grant Options or pay consulting fees under the Agreement, except that a portion of the remaining Options will be granted subject to the Company achieving certain Net Sales targets during the period in which the change of control occurs. The shares of Common Stock issuable upon exercise of any Options granted pursuant to the Consulting Agreement will not be registered under the Securities Act of 1933, as amended, and will be subject to the restrictions on resale imposed by the Securities Act. The Consultant has been granted certain rights to require the Company to register (at the expense of the Consultant) the shares issuable upon exercise of the Options. The Consultant may not assign or otherwise transfer any Options, except that the Consultant may transfer Options aggregating not more than 25% of the Options,

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


determined on a cumulative basis. The Consultant is not permitted to sell or otherwise dispose of any shares of Common Stock issuable upon exercise of the Options until the first anniversary of the date of issuance thereof and, after such date, not to sell or otherwise dispose of greater than 33% of such shares, in the aggregate, on an annual basis.

 STOCKHOLDERS' EQUITY

        During the nine month period ended September 30, 1996, 105,379 shares were issued to current employees in connection with the exercise of options granted to the individuals under the Company's stock option plans. The aggregate proceeds received from these exercises were $792,125.

        In January and July 1996, 9,502 and 11,243 options were exercised by employees under the 1992 Employee Stock Purchase Plan. Aggregate proceeds received from these exercises were $388,439.

STOCK OPTION PLAN

        During the nine month period ended September 30, 1996, the Company granted options to purchase 448,408 shares at prices ranging from $11.50 to $25.00 to both new and existing employees.

        During the nine month period ended September 30, 1996, 80,849 stock options were canceled.

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

        As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 1996 and 1995, the following table sets forth the items in the consolidated statements of income as a percent of net sales and as a percent of change when compared to the earlier period:

                                                     Three Months                                Nine Months
                                                  Ended September 30,                        Ended September 30,
                                                  -------------------        Percent        ---------------------        Percent
                                                   1996         1995          Change         1996           1995         Change
                                                  ------       ------        --------       ------        -------        ------

Net sales ................................        100.0%        100.0%        (11.7)%        100.0%        100.0%         27.3%
Cost of goods sold .......................         81.3          74.5          (3.7)          79.6          74.0          37.0
                                                  -----         -----                        -----         -----
    Gross profit .........................         18.7          25.5         (35.2)          20.4          26.0          (0.1)
                                                  -----         -----                        -----         -----
Operating expenses:
    Research and development .............          2.2           2.2         (11.9)           1.8           2.1           6.5
    Selling, general and administrative ..         12.2          13.3         (19.0)          10.9          13.7           1.6
                                                  -----         -----                        -----         -----
        Total operating expenses .........         14.4          15.5         (18.0)          12.7          15.8           2.3
                                                  -----         -----                        -----         -----
Income from operations ...................          4.3          10.0         (62.0)           7.7          10.2          (3.8)
Non-operating income, net ................          0.5           0.2         181.0            0.3           0.4           5.0
                                                  -----         -----                        -----         -----
Income before income taxes ...............          4.8          10.2         (57.9)           8.0          10.6          (3.5)
Income taxes .............................          1.7           3.7         (58.2)           2.9           3.8          (3.6)
                                                  -----         -----                        -----         -----
Net income ...............................          3.1           6.5         (57.8)           5.1           6.8          (3.4)
                                                  =====         -----                        =====         -----

RESULTS OF OPERATIONS

               Net Sales. The Company's net sales decreased by 11.7% to $32,966,000 in the three months ended September 30, 1996 from $37,350,000 in the three months ended September 30, 1995. For the nine months ended September 30, 1996, net sales increased by 27.3% to $124,563,000 from $97,815,000 for the comparable period in 1995. The sales increase for the three and nine month periods ended September 30, 1996 over the comparable periods in 1995 is shown below by product category.



                                     THREE MONTHS                NINE MONTHS
                                  ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                 --------------------        --------------------
                                  1996          1995          1996          1995
                                 ------        ------        ------        ------
                                                  (IN MILLIONS)

Data Communications .....        $ 27.1        $ 24.3        $108.0        $ 48.0
Multimedia ..............           0.3           2.2           0.7          22.8
Networking ..............           1.8           2.8           4.9           7.0
Video Graphics ..........           1.5           4.2           4.8          10.3
I/O, IDE, & Multiport ...           2.1           3.7           5.8           9.4
Memory ..................            --           0.1            --           0.3
ISDN ....................           0.1            --           0.3            --
Video Phone .............           0.1            --           0.1            --
                                 ------        ------        ------        ------
                                 $ 33.0        $ 37.3        $124.6        $ 97.8
                                 ======        ======        ======        ======


         The decrease in sales for the three month period ended September 30, 1996 compared to the comparable period in 1995 was attributable to decreased sales in all product categories except the Company's data communications products. The increase in sales for the nine month period ended September 30, 1996 compared to the comparable period in 1995 was attributable to increased sales of data communications products offset by a decline in sales of the Company's other product categories. Sales of product in the Company's two new product categories, ISDN and video phone, were minimal for the three month and nine month periods ended September 30, 1996. The increased sales of the Company's data communications products in the three months and nine months ended September 30, 1996 compared to the comparable periods in 1995 was primarily due to the increase in demand for the Company's 28.8 Kbps modem products. These higher speed modems are becoming increasingly popular for accessing the Internet and connecting individuals and information worldwide. The Company believes that the increased use of the Internet and on-line services is fueling the demand for modem products. The overall sales level of the Company's products is affected by pricing conditions in the industry. The decrease in sales for the three month period ended September 30, 1996 was due, in part, to industry-wide decreases in prices of the Company's major product, the 28.8 Kbps modem, which the Company anticipates could continue in the future.

         Sales of the Company's Sound Expression multimedia product declined by $1,900,000 for the three months ended September 30, 1996 and declined by $22,100,000 for the nine months ended September 30, 1996 compared to the comparable periods in 1995. This is a continuation of a decline in sales of the Sound Expression product that occurred in the last six months of 1995 due to the increased use by OEMs of a chipset incorporating sound on the system board of the PC. As of September 30, 1996, net inventory includes $500,000 of components and finished goods relating to this product line. The Company believes that there is a niche market for its 28.8 Sound Expression product and anticipates sales in this category in the future, however, at gross margin percentages below the Company's average. The decline in sales of networking, video and I/O, IDE and multiport products reflects the Company's decision to focus its sales efforts on other product categories that have more value-added features and thus the potential for higher gross profits.

         Two OEM customers accounted for approximately $12,300,000 and $6,300,000 in sales, representing 36% and 19% respectively of net sales for the three months ended September 30, 1996. These two OEM customers for the nine month period ended September 30, 1996 accounted for approximately $19,800,000 and $23,800,000 in sales, representing 15% and 19%, respectively, of net sales. The Company expects that sales to these two customers for the remainder of 1996 will likely be less than in the third quarter of 1996. As of September 30, 1996 the Company had accounts receivable balances of $12,300,000 and $5,600,000, respectively, from these two OEM customers of which approximately $1,600,000 was between 60 and 90 days beyond the invoice date. In addition, an international OEM customer accounted for $13,700,000 in sales, representing 11% of net sales for the nine months ended September 30, 1996, none of which was in the third quarter. As of September 30, 1996, the Company had an accounts receivable balance of $3,200,000 from this customer which was beyond the agreed terms. The Company believes that this customer's inventory of products purchased from the Company is at higher than normal levels, which impacted the Company's sales to this customer for the three month period ended September 30, 1996. In light of the customer's inventory levels, the Company believes that sales to this customer for the last three months of 1996 will continue to be adversely affected. A delay or default in payment by any significant customer could have a material adverse effect on the Company's results of operations or financial condition. Also, a decline in sales to a significant customer could have a material adverse effect on the Company's results of operations or financial condition.

         International sales represented 14% of net sales for the three months ended September 30, 1996 and 30% of net sales for the nine months ended September 30, 1996. International sales represented 17% of net sales for the three months ended September 30, 1995 and 16% of net sales for the nine month period ended September 30, 1995.

         The percentage of net sales attributable to OEM customers increased to 66% in the three months ended September 30, 1996 from 38% in the three months ended September 30, 1995. For the nine month period ended September 30, 1996, the percentage of net sales to OEM customers increased to 63% from 44% in the comparable period in 1995. The Company believes that sales to OEM customers will continue to represent a substantial portion of net sales.

         Gross Profit. Gross profit decreased to $6,168,000 in the three months ended September 30, 1996 from $9,521,000 in the three months ended September 30, 1995, and decreased as a percentage of net sales to 18.7% in the three months ended September 30, 1996 from 25.5% in the three months ended September 30, 1995. As discussed above, sales to OEM customers, for which gross profit margins are typically lower, increased to 66% of net sales in the three months ended September 30, 1996 compared to 38% of net sales in the three months ended September 30, 1995. Gross profit percentage was also affected by increased price competition on the Company's major product, the 28.8 Kbps modem, and a rapid decline in selling price of certain products due to their replacement with later generation products. For the nine months ended September 30, 1996, gross profit decreased to $25,394,000 from $25,418,000 for the nine months ended September 30, 1995. Gross profit as a percentage of net sales decreased to 20.4% for the nine month period ended September 30, 1996 from 26.0% for the nine month period ended September 30, 1995. The decrease in gross profit percentage for the nine month period is attributable to the increase in sales to OEM customers to 63% for the nine month period ended September 30, 1996, from 44% for the nine month period ended September 30, 1995. Gross profit percentage was also affected by a write down of DRAM inventory components of $750,000, increased inventory reserves of $920,000, a rapid decline in selling price of certain products due to their replacement with later generation products and a decline in price of the Company's major product, the 28.8 Kbps modem.

         The modem market is experiencing changing dynamics in that the supply of modem chips is more available in 1996 as contrasted to the short supply in 1995. Also, modem manufacturers are increasing production and seeking to expand their market share. These circumstances will likely result in lower selling prices for modems in the future. The Company's gross profit percentage will be dependent on the Company's ability to offset this price decrease with cost decreases on the major components.

         The gross profit margins for the Company's products depend upon a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs, and manufacturing efficiencies. In general, gross profit margins are higher on sales to wholesale distributors and retailers than on sales to OEMs. In addition, gross profit margins on product categories differ. Accordingly, the Company's gross profit margin has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. Management believes that the lower operating expenses typically associated with OEM sales generally offset their corresponding lower gross profit margins. There will be circumstances, which management anticipates will occur in the fourth quarter, in which the Company accepts lower margin sales for purposes such as to phase-out inventory, to utilize manufacturing capacity, and to increase penetration in the retail channel.

         Research and Development Expenses. Research and development expenses decreased to $739,000 in the three months ended September 30, 1996 from $839,000 in the three months ended September 30, 1995. As a percentage of net sales, research and development expenses were 2.2% for the three months ended September 30, 1996 and 1995. For the nine months ended September 30, 1996, research and development expenses increased to $2,222,000 from $2,086,000 for the nine month period ended September 30, 1995. This represented a decrease in research and development expenses as a percentage of net sales to 1.8% for the nine months ended September 30, 1996 from 2.1% of net sales for the comparable period in 1995. The decrease in research and development expenses as a percentage of net sales was primarily attributable to the fixed nature of certain research and development costs allocated over a larger sales base. Also, the Company relies on license and royalty agreements with third parties for much of its new product development. The Company has formed alliances with Chase Research Plc, NetComm Limited, Viewpoint Systems, a wholly owned subsidiary of Multimedia Access Computer and Telesoft International, Inc. to develop ISDN, high-end network management products and video conferencing products. The Company has recently increased its staff of engineers which is anticipated to increase research and development expenses in the fourth quarter.

         Selling, General, and Administrative Expenses. Selling, general and administrative expenses decreased to $4,010,000 in the three months ended September 30, 1996 from $4,951,000 in the three months ended September 30, 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 12.2% in the three months ended September 30, 1996 from 13.3% in the three months ended September 30, 1995. Selling, general and administrative expenses increased to $13,636,000 in the nine months ended September 30, 1996 from $13,417,000 in the nine months ended September 30, 1995. Selling, general and administrative expenses as a percentage of net sales decreased to 10.9% in the nine months ended September 30, 1996 from 13.7% in the nine months ended September 30, 1995. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of increased sales to OEM customers during the three and nine month periods ended September 30, 1996, as well as the non-variable nature of certain expenses relative to sales increases. Certain selling, general and administrative expenses associated with OEM sales are typically lower than those expenses associated with sales to wholesale distributors and retailers. Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales to the various channels, and the particular sales and marketing requirements of each of the channels. Expenses for employee bonuses are approximately $708,000 less in the nine months ended September 30, 1996 compared to the comparable period in 1995 because net income performance targets are not being met. Selling, general and administrative expenses are anticipated to increase in the fourth quarter as the Company increases its sales focus and consulting fees and expenses are recorded per the October 4, 1996 Consulting Agreement entered into by the Company with ArgoQuest, Inc. The Company anticipates that it will incur fees and other expenses of at least $100,000 monthly during the fourth quarter of 1996 in connection with this Agreement, which amount could increase depending on the level of sales resulting from the Agreement. See Notes to the Condensed Consolidated Financial statements for further information regarding this Agreement. Also, the terms and conditions of this Agreement are detailed in the Company's Current Report on Form 8-K filed with the Commission on October 15, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 1996, the Company's working capital increased by $7,552,000 from December 31, 1995. This increase was represented by increases in cash and cash equivalents of $1,579,000, trade receivables of $8,698,000, other current assets of $78,000 and a decrease in current liabilities of $2,787,000; offset by a decrease in inventories of $5,590,000. The Company's operations provided cash of $2,591,000 for the nine months ended September 30, 1996. The Company's investing activities consisted of capital expenditures of $2,193,000 during the nine months ended September 30, 1996.

         The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company had an unsecured $7,000,000 line of credit with a commercial bank expiring on April 30, 1997. On September 12, 1996, the Company entered into a new unsecured revolving line of credit agreement expiring May 31, 1998. As of September 30, 1996, no borrowings were outstanding under this line of credit, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. The Company does not anticipate that borrowings will be made under the line of credit in the fourth quarter of 1996 unless there is an unexpected delay of the collection of receivables from three major customers as discussed on page 12.

         The Company's trade receivables have increased at September 30, 1996 as a result of slow payments by major customers and extended credit terms. It is anticipated that these extended terms will increase the Company's investment in receivables in the future. In addition, while inventories decreased during the nine months ended September 30, 1996, increases may occur in the future to support higher sales, particularly to OEMs and management may make strategic investments in inventory to improve the flow of components to manufacturing in order to assure timely delivery to customers. The Company intends to finance these increases through existing cash balances, cash generated from operations and borrowings under its line of credit. The Company currently believes that the combination of cash generated from operations, the Company's existing cash balances, and its line of credit will be sufficient to meet its liquidity and capital requirements through at least December 31, 1996.

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

         Because all of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995 and the first nine months of 1996 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated into the system board of the PC. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

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

         SALES CHANNEL RISKS. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 63% of net sales in the nine months ended September 30, 1996. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will continue to be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. In the nine months ended September 30, 1996, the Company's three largest OEM customers accounted for approximately 45% of the Company's net sales. A decline in sales to either of these customers or a delay or default in payment by either customer could have a material adverse effect on the Company's results of operations or financial condition.

         The Company's three largest wholesale distributors accounted for approximately 14% of the Company's net sales in the nine months ended September 30, 1996. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors.

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

Item 4.         Submission of Matters to a Vote of Security Holders

       There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

Item 5.         Other information

       None.

Item 6.         Exhibits and Reports on Form 8-K

       (a)      Exhibits:

                10         First Union Line of Credit Agreement

                11 Calculation of shares used in determining earnings per share.

                27         Financial Data Schedule

       (b)      Reports on Form 8-K

                On October 15, 1996, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting under
                Item 5 of Form 8-K the execution and delivery of the Consulting Agreement between the Company and ArgoQuest, Inc.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  November 12, 1996                  /s/ Anthony F. Zalenski
                                           -------------------------------------
                                           Anthony F. Zalenski
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Dated:  November 12, 1996                  /s/ R. Michael Brewer
                                           -------------------------------------
                                           R. Michael Brewer
                                           Vice President - Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS


                                                                                     Pages
                                                                                     -----

Exhibit 10      First Union Line of Credit Agreement
        11      Calculation of shares used in determining earnings per share         27-28
        27      Financial Data Schedule

