Form 10-K
period 1996-12-31
BOCA RESEARCH INC
filed 1997-03-31
CIK 895642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1935 (NO FEE REQUIRED)
                         FOR THE TRANSITION PERIOD FROM
                            -------------------- TO
                              --------------------
                         COMMISSION FILE NUMBER 0-21138
                              BOCA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

                    FLORIDA                                        59-2479377
         (State or other jurisdiction                           (I.R.S. Employer
       of incorporation or organization)                      Identification No.)

                             1377 CLINT MOORE ROAD
                           BOCA RATON, FLORIDA 33487
                                 (407) 997-6227
              (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

     Securities registered pursuant to Section 12(b) of the Act: NONE

     Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                No

 Aggregate market value of voting stock by non-affiliates as of March 28, 1997:
                                  $58,134,395

        COMMON STOCK OUTSTANDING AS OF MARCH 28, 1997: 8,713,228 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

     Specifically identified information in the definitive Proxy Statement for the 1996 Annual Meeting of Shareholders to be held on May 13, 1997, is incorporated by reference into Part III hereof.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

================================================================================

                      BOCA RESEARCH, INC. ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996

                                     INDEX

                                                                                         PAGE
                                                                                         ----
PART I
ITEM 1.     BUSINESS..................................................................     1
ITEM 2.     PROPERTIES................................................................    11
ITEM 3.     LEGAL PROCEEDINGS.........................................................    12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................    12
ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT......................................    12
PART II
ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS...................................................................    13
ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA......................................    14
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.......................................    15
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................    24
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.......................................    42
PART III
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................    42
ITEM 11.    EXECUTIVE COMPENSATION....................................................    42
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............    42
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................    42
PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........    42

                                     PART I

ITEM 1:  BUSINESS

     Boca Research, Inc. ("Boca" or the "Company") designs, manufactures, markets and supports data communications, videoconferencing, multimedia and networking products to facilitate the transmission of information on personal computers ("PCs") and computer networks. The Company provides products for use in the corporate, consumer and small office/home office ("SOHO") marketplaces. The Company believes that the consumer and SOHO markets are the fastest growing segments of the market for PC data communications and multimedia products. Boca's current product categories include: data communications (fax/data/voice modems and ISDN terminal adapters); videoconferencing; multimedia (telephony, sound, voice and data); networking; video graphics; and I/0, IDE, and multiport products. The Company sells its products worldwide to OEMs, wholesale distributors, retailers and catalog companies. The Company markets its products under the "Boca Research" brand name.

     The Company has successfully introduced new product categories and enhanced its existing products to respond to market opportunities and to address changing end user requirements. Market demand for the Company's products has been driven by increases in requirements for higher speed data communications products such as V.34 modems, the growth in the installed base of PCs worldwide, the significant increase in the use of the Internet and on-line services resulting in a need for speed, increased telecommuting and developments in video and videoconferencing capabilities. The market demand for networking products has increased because of the need to link computers and peripherals enabling users and corporations to share resources such as processing power, software and peripherals cost effectively.

STRATEGY

     The Company's strategy is to design, manufacture, market and support data communications, videoconferencing, multimedia and networking products that offer a high degree of functionality at attractive prices. The Company primarily utilizes third parties to develop new technologies for use in the Company's products. Once the new technology is made available to the Company and the Company believes that there is market demand for the technology, the Company applies its design expertise to integrate the new technology in its products. This strategy enables the Company to respond to technological advances and changing end user requirements by introducing new products in a timely manner.

     The Company is transitioning to more advanced technologies and repositioning itself as an industry leader. The Company believes that through the use of new and proven product technologies, a high level of parts commonality and manufacturing efficiencies, it can provide data communications, videoconferencing, multimedia and networking products with a superior combination of price and performance characteristics. The Company intends to continue to be a leader in cost-effective engineering and manufacturing to produce low cost, quality products as the Company adds higher end products to its portfolio. The Company differentiates itself from its competitors through value-added engineering and U.S.-based manufacturing and its ability to integrate new technologies into new products rapidly and at a low cost. The Company entered 1997 anticipating that changing industry conditions could adversely impact sales of its core product lines. Therefore the Company recognizes the need to evolve into a full complement data communications company from its current position as a hardware provider with a heavy concentration on modems. Key elements of the Company's strategy are to:

     Identify Attractive Markets. The Company has historically sought to identify markets with established demand and target these markets by delivering products with a superior combination of price and performance characteristics. The Company has recently revised its strategy to include markets that the Company believes have potential but do not have known demand. The Company also assesses the needs of PC users and incorporates value-added features which are expected to appeal to the majority of PC users.

     Develop New Products Quickly. Once the Company selects an identified market, it seeks to either develop or license from a third party a product for introduction into that product's market generally within three to four months. However, as the Company moves into more advanced products such as videoconferenc-ing, the lead time for introduction of the product takes longer. Also, in light of the rapid evolution of the data communications industry, product life cycles have shortened. The Company has integrated its engineering and manufacturing functions to simplify the design and manufacture of new products. This approach allows for the utilization of proven product technologies, a high level of parts commonality and increased manufacturing efficiencies. As a result, the Company can introduce cost competitive products in a timely manner.

     Pursue Strategic Partnerships and Acquisitions. The Company's strategy is to offer a broad range of data communications, videoconferencing, multimedia and networking products that provide a high degree of functionality at attractive prices. The Company seeks to enhance its products by entering into technology partnerships or joint ventures with third parties. The Company believes that establishing strategic relationships with third parties will enable it to gain access to emerging technologies at an earlier date than otherwise possible and expand its market penetration. In January 1997, the Company announced that it had signed a letter of intent to acquire certain assets of Creatix, a German-based manufacturer of modems, ISDN equipment and other communications products. If the acquisition of certain assets of Creatix is completed, the Company will have manufacturing capacity in Germany which will enable the Company to reduce delivery time to its European customers. In light of the deterioration in the operating results of Creatix, the Company is evaluating whether to complete the acquisition.

     Expand International Operations. The Company's international strategy is to focus on selected countries and to capitalize on increased international demand for data communications, videoconferencing, multimedia and networking products in those countries. The Company is focusing its international sales and marketing efforts primarily in the European market and the emerging markets of the Pacific Rim and Latin America/Caribbean. In 1994, 1995 and 1996, international sales comprised approximately 16%, 21% and 29%, respectively, of the Company's net sales. The Company's international sales and marketing strategy focuses on the development of products and technologies which address end user requirements in the countries where its products are marketed. In addition, the Company offers product packaging and user manuals written in the local language and conformed to local regulations.

     Continue Low Cost Manufacturing. The Company anticipates that it will continue to invest in surface mount technology ("SMT") manufacturing operations which have enabled the Company to reduce costs, increase capacity and improve the quality of its products. The Company's manufacturing operations also provide the Company with the flexibility to meet demanding customer delivery and quality requirements. The Company plans to make additional capital expenditures to increase the productivity of its manufacturing equipment. The Company received in November 1996 unconditional ISO 9002 certification through TUV Bayem, a premier European certification body. ISO 9002 certification is recognized internationally under the guidelines of the 90-country International Organization which requires the Company to meet stringent standards in all activities related to product quality and reliability.

     Maintain Balance of Distribution Channels. The Company continually seeks to expand its distribution channels in order to reach a broad range of end users and to minimize its reliance on any single channel. The Company's products are currently sold through wholesale distributors, OEMs, retailers, and catalog companies. The Company's strategy is to continue to sell its products through these distribution channels with emphasis on sales to OEMs, retailers and catalog companies.

     Provide Quality Customer Service. The Company seeks to differentiate itself, particularly from its Pacific Rim competitors, through the quality of its products and the level of its technical support and customer service. The Company designs its products for high reliability, compatibility with existing and emerging industry standards, ease of use and support. In addition, the Company believes its five-year limited warranty and technical support programs provide a broad level of customer service.

PRODUCT DEVELOPMENT

     The Company believes that its ability to respond quickly to market demand, technological advances and changes in industry standards is critical to its success. Traditionally, the Company's strategy has been to develop products for markets with established demand. During 1996, the Company entered into new markets where it anticipates there will be significant product demand. Through its planned acquisition of Creatix, the

Company also plans to leverage the engineering expertise and transition to more advanced product technologies. Boca's engineering expertise has enabled it to bring new products to market quickly and, through product redesign, reduce the manufacturing costs of more mature products. During 1994, 1995 and 1996, research and development expenses were $1,438,000, $2,679,000 and $3,073,000, respectively. It is anticipated that research and development expense will increase in both absolute dollars and as a percent of net sales in the future. The increase will be more dramatic if the Company acquires certain assets of Creatix since Creatix has placed emphasis on product development. This is necessary to support new markets, new products and new technologies in an industry with fast changing technologies. Several of the Company's products incorporate software which the Company licenses from third parties in exchange for the payment of a royalty based on the number of units sold. The Company includes royalty expense in costs of goods sold. In 1994, 1995 and 1996, royalty expense was approximately $528,000, $708,000 and $517,000, respectively. The decrease in royalty expense in 1996 is due to increased sales to OEM customers which typically incorporate their own software in the modem.

     The Company relies primarily on third parties to develop new technologies for use in the Company's products. However, the Company plans to be less dependent on outside technology partners by developing and sourcing more of its technology internally. Boca believes it can continue to successfully integrate new technologies into new products rapidly and at a competitive cost. The Company is focusing its development efforts primarily on expanding its product offerings within existing product categories and developing new data communications, videoconferencing, multimedia and networking products. The Company's design expertise has enabled it to use fewer components in its products resulting in a high level of parts commonality across the product lines and increased manufacturing efficiencies.

PRODUCTS

     The Company designs, manufactures, markets and supports primarily six product categories representing over 50 separate major products that address most of the data communications, videoconferencing, multimedia and networking needs of PC users. The following table lists a representative sample of the Company's current products.

                                                                                                        MARKET
    PRODUCT CATEGORY                     DESCRIPTION                           PRODUCTS              INTRODUCTION
------------------------- ----------------------------------------- ------------------------------- --------------
Data Communications       Modems enable the end user to send and    Webglider -460 (ISDN Terminal
  (Fax/ Data/ Voice       receive data across standard telephone     Adapter)                        March 1996
  Modems and ISDN         lines and to send and receive facsimiles  V-34 28.8Kbps On-line Express
  terminal adapters)      directly from the PC as well as offering   Modem                           November 1995
                          the end user voicemail, speakerphone and  BOCACOMBOcards - PC              April 1995
                          Plug and Play capabilities. The Company's BOCAMODEMcardi -PC               April 1995
                          modem products won several industry       BOCACELLcards - PC               April 1995
                          awards in 1994, including PC Magazine's   V-34 Boca Office Communicator    January 1995
                          "Editor's Choice," PC Computing's "Best   V-34 28.8 Kbps BOCAMODEM         September
                          200 Hardware Products," BYTE's "Best      14.4Kbps Multimedia Voice        1994
                          Value," and a four-star rating from PC     Modem with Voiceview
                          Digest. In 1995, the 14.4 Kbps Multimedia 14.4Kbps DatalFax BocaModem      April 1995
                          Voice Modem won the American Facsimile                                     March 1993
                          Association's award for Best
                          Fax/Voice/Data Modem (PC), Computer
                          Telephony's "Editors' Choice",
                          VARBusiness "Editors' Choice" and
                          Computer Telephony's -1995 Product of the
                          Year" and the 28.8 Kbps External
                          BOCAMODEM won Key Solutions' "Editors'
                          Award".
Multimedia                Multimedia products convert ordinary PCs  SoundExpression 28.8SVD          September
  (Faxl Data/ Voicemail   into multimedia PCs by adding sound,      SoundExpreision 28.8SRS          1995
  Speak.erpbonelSound)    voice and data capabilities. The          SoundExpression 14.4VSp          June 1995
                          Company's SoundExpression products                                         December 1994
                          feature a high speed data/fax modem,
                          voicemail, speakerphone and 16-bit/32-bit
                          Soundblaster Pro compatible sound.
                          SoundExpression 28.8SRS won Byte Informat
                          '95's "Best Product".
Networking                Networking products for Ethernet networks BOCAHUB-24 Plus                  October 1994
                          provide workstation and server            BOCAHUB-16 Plus                  February i994
                          connectivity. The Company offers a full   BOCAHUB-8                        March 1993
                          range of Plug and Play Ethernet cards as  BOCALANcard-1001 10              April 1994
                          well as interfaces to ISA, VESA and PCI   BOCALANcard 2000 + Combo         September
                          Bus interfaces.                           BOCALANcard 2000 +               1994
                                                                    BOCALANcat-d-Combo               September
                                                                    BOCALANcard-TP                   1994
                                                                    BOCALANcard-PCI                  May 1994
                                                                                                     May 1994
                                                                                                     April 1994
Video                     Video graphics adapters provide enhanced  Voyager Movie Player             November 1995
                          resolution and increased performance      Voyager 64                       April 1995
                          within both Windows and non-Windows-based PCI-Bus SuperX VGA               July 1994
                          environments as well as advanced maging   SuperX VGA                       September
                          capabilities.                             Super VGA                        1991
                                                                                                     October 1990
                          The Company's video graphics products
                          offer a variety of capabilities ranging
                          from basic VGA through 32 and 64-bit
                          graphical user interface ("GUI-)
                          accelerators. These products are
                          available for ISA, VESA and PCI Bus
                          interfaces. In 1994, the Company won PC
                          World's "Best Buy" award for its Voyager
                          product and in 1995, Voyager 64 won
                          Window Magazine's "Win95 Winner"
I/O, IDE, & Multiport     I/O devices allow additional ports to be  Complete 1/0 Model 650           April 1995
  Products                added to a PC enabling the end user to    IDE Plus Controller-VL           July 1994
                          connect peripheral equipment, such as     IDE Plus Controller              July 1994
                          modems and printers to the PC. IDE        IOAT66                           May 1993
                          products are used to control mass storage IOAT55                           January 1993
                          devices such as hard and floppy disk      Boca I/O 2 BY 4                  March 1992
                          drives.
                          Multiport products allow for the
                          connection of multiple PCs and terminals
                          to a single host PC utilizing multiuser
                          operating systems such as SCO UNIX,
                          XENIX, and PC-MOS.

     Data Communications Products. Modems are used to send and receive data between PCs and other systems, and in the transmission of information in facsimile format. In addition to traditional modems, Boca offers modems with voicemail capability which allow the user to create an inexpensive message handling system. The Company markets both internal and external versions of its modem products. The Company has established itself as a leader in telephony modems with enhanced capabilities such as data, fax, voice and speakerphone. The Company offers modems with such functions as Plug and Play and Digital Simultaneous Voice over Data ("DSVD"). The Company's DSVD products enable the end user to interact with on-line services on a standard telephone line, thereby delivering such services as electronic merchandising, technical support/trouble shooting and interactive games.

     The Company continues to be a leader in adopting new data communications technologies such as V.34bis (33.6Kbps), 56Kbps, DSVD and Plug and Play. The Company currently markets its modem products worldwide and is certified in certain countries in Europe and the Pacific Rim, including Germany, Holland, Denmark, Finland, Norway, Sweden, United Kingdom, Japan, Singapore and South Korea, as well as in Canada and Israel. The Company also markets on a limited basis its PCMCIA (credit card size) modem products for laptop and notebook computers to include cellular/wireless and V.34 products with international certification to the expanding mobile computing market.

     The Company's Webglider, the first in the Company's line of ISDN products, was shipped in March 1996. The Webglider is an external terminal adapter designed to provide users the option of connecting existing telephone-type (phone, fax and modem) devices as well as computer equipment to ISDN networks. The Webglider offers users network connect speeds of up to 128Kbps as compared to speeds of 33.6Kbps offered by the Company's analog V.34bis modems. Net sales were $550,000 in 1996 or 0.4% of net sales.

     The Company introduced its first data communications products in the fourth quarter of 1991, and, according to an independent market research firm, the Company is ranked fourth in modem vendor market share in North America, based upon units shipped in 1995. Sales of data communications products accounted for approximately 56%, 58% and 85%, respectively, of the Company's net sales in 1994, 1995 and 1996.

     Networking Products. The use of networking products enables a variety of computers to be linked and has increased with the growth of client-server software. The Company's Ethernet adapter and hub products are designed to provide high performance, cost effective connectivity solutions for small to medium sized businesses. The Company's adapters support Industry Standard Architecture ("ISA"), Peripheral Component Interconnect ("PCI") and local bus systems. The Company has secured Novell certification for its networking products which ensures its customers that its products will be compatible with other Novell certified NetWare network operating system products. The Company's products interface with other networking operating systems including Windows, Windows NT, OS/2, Windows for Workgroups and Lantastic. The Company product line includes 8, 16 and 24-port hubs, as well as a range of plug and play adapter cards. The Company intends to continue to expand its product line with such offerings as 100 Mbps Ethernet cards and Single Network Management Protocol ("SNMP") hubs. Sales of networking products accounted for approximately 9%, 6% and 4%, respectively, of the Company's net sales in 1994, 1995, and 1996.

     Video Graphics Products. Video graphics adapters afford the user a variety of capabilities to enhance both Windows and non-Windows display performances. These products range from basic VGA through 64-bit GUI accelerators for Windows, CAD and DOS applications. These capabilities will enable the user to view movies and play games on CD ROM utilizing the Motion Picture Experts Group ("MPEG") standard. This marketplace is expanding rapidly with new applications for providing video processing capabilities to the desktop computer, including such features as video scaling, video playback and video capture. The Company believes that enhancements to its current products will respond to these new applications by providing 64-bit video, video scaling, play back and MPEG features. In November 1995, the Company introduced the Voyager Movie Player, an integrated video graphics card which provides high-speed graphics and CD-quality videos utilizing the MPEG standard. Sales were minimal on this product because of lack of movies on the CD format. Sales of this product category have declined due to the increased video capability that PC manufacturers are building into the system's motherboards. Also, since this market is perceived as a niche market with fast changing technology requirements, the Company has not placed significant emphasis on this product category. Sales of video graphics products accounted for approximately 19%, 10% and 4%, respectively, of the new product category's net sales in 1994, 1995 and 1996.

     I/O,IDE and Multiport Products. I/O and multiport products allow additional serial and parallel ports to be added to a single IBM-compatible PC. These additional ports are used to connect peripheral computer equipment such as modems, terminals, and printers to the PC. Boca offers a variety of 1/0 boards that support combinations of up to two parallel ports and up to six serial ports. In 1995, the Company introduced a new version of high speed serial I/O cards, which maximize performance in Windows 95, Windows NT, UNIX and Xenix operating systems without the hardware costs and burdens of a microprocessor.

     Boca's IDE adapter products are used to control mass storage devices such as hard and floppy disk drives. The IDE Controller allows the PC user to attach up to two IDE hard drives and two floppy drives made by different manufacturers; this adapter also permits simple connection of tape backup subsystems for restoration of end user data. The IDE Plus Controller provides all the features of the IDE Controller as well as an additional user-configurable bidirectional parallel port, two serial ports and a game adapter which supports an IBM-compatible analog joystick.

     Multiport BocaBoards are available in 4, 8, or 16 serial ports with driver support for SCO UNIX, Xenix, and PC-MOS applications. These boards are typically used where several terminals and printers are required such as a store point of sale terminal.

     Sales of I/0, IDE, and multiport products are primarily to an installed base and accounted for approximately 14%, 8% and 5%, respectively, of the Company's net sales in 1994, 1995, and 1996. The Company has not placed significant emphasis on this product category.

     Multimedia Products. Multimedia products convert ordinary PCs into multimedia PCs by adding sound, voice and data communications capabilities. The Company was one of the first companies to introduce a multimedia product with an integrated speakerphone-sound modem when it introduced its SoundExpression product in December 1994. The SoundExpression products feature a high speed data and fax modem, voicemail system with 1,000 password-protected mailboxes, full duplex speakerphone, CD-ROM interface, caller ID support, DSVD capabilities, and 16-bit Soundblaster Pro compatible sound, all on a single board. Since the introduction of the first generation SoundExpression 14.4 VSp product in 1994, the Company has integrated new functions and features in the product, including DSVD capabilities, 32-bit sound, and speeds of up to 28.8Kbps. Sales of multimedia products accounted for approximately 1% and 18%, respectively, of the Company's net sales in 1994 and 1995. Sales of the Company's SoundExpression multimedia products declined in 1996 to less than 1% of net sales or approximately $1,000,000 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated onto the system board of the PC.

     VideoConferencing. In 1996 the Company introduced the video phone, desktop consumer oriented two-way videoconferencing, for video over regular phone lines. The video phones feature real-time video with full duplex audio, hands-free speakerphone operation, a self view window and simultaneous audio and video. The video phone is compliant with the ITU H.324 international videoconferencing standard. The Boca Video Phone Elite offers superior audio, up to 15 frames per second video and a high speed PCI interface. The Boca Video Phone Classic is lower cost and is targeted for families and home or small office users. Sales of this product category started in the third quarter and were approximately $1,000,000 for the year or 0.7% of net sales.

     New Products. The Company continues to review opportunities for the development and introduction of new products and new product categories that meet changing end user requirements. Currently, the Company is developing products to expand existing product categories. The Company's modem products will be enhanced to provide transmission speeds of up to 56Kbps. In 1997, the Company plans to introduce an Internet TV Adapter which allows consumers to use their home televisions to surf the Internet for information such as the latest news and weather updates, sport scores, business briefs and entertainment and variety news as well as send and receive e-mail -- all from the comfort of their living room using a standard remote control that will display the information on the TV screen. In 1997, the Company plans to compliment its hardware offerings with value added software products. In April 1997, it plans to introduce a privacy and anti-virus protection software called Data Secure!. Data Secure! is a software package designed to protect the privacy of a user's PC data by preventing virus contamination and unauthorized access to data files, messages, PC vital system (i.e., hard drive, e-mail communication and the Internet). This product was developed by Nisita Software & Applications (1995) Ltd., an Israel corporation.

     The Company in 1996 entered into a OEM agreement with NetComm Limited, an Australian manufacturer and supplier of modems, software and services for PC communications and the Internet, pursuant to which, among other things, the Company has purchased and branded a new BocaPro 16 Corporate and BocaPro 16 Rack System. These two new high-end modems are designed specifically for large corporate environments needing optimum business and network managed communications features. These new high-end offerings round out the Company's modem product line by providing quality feature-rich product for large organizations and expands its modem offerings beyond the consumer and SOHO marketplace. Introduced in late 1996, the product has had limited market acceptance.

     Boca continues to believe that the diversification of its product categories is one of the cornerstones of its future success. In 1997, Boca plans to move into ancillary modem businesses such as software and higher-margined products such as intelligent I/O devices, a broader range of networking products, and internationally certified ISDN equipment. Although the Company believes that to date it has been able to respond on a timely basis to market changes by drawing upon its engineering expertise, there can be no assurance that the Company will be able to anticipate future market developments or develop products to meet those needs on a timely basis with price and performance characteristics which would permit those products to compete successfully. For example, sales of the movie player, ISDN Webglider, and Pro 16 high-end modems have been below expectation.

SALES CHANNELS

     The Company sells its products worldwide to OEMs, wholesale distributors, retailers, and catalog companies. To strengthen its international sales efforts, the Company has hired additional sales personnel in the Pacific Rim, Europe and Latin America. The Company plans to continue to broaden its international distribution base to more effectively penetrate emerging markets such as the Pacific Rim and Latin America/Caribbean.

     Original Equipment Manufacturers. The Company markets to OEMs who purchase the Company's products and typically incorporate them into their finished products. The OEM channel of distribution is different from wholesale distributors and retailers in terms of packaging, support, price and terms. The Company generally targets specific products for the OEM marketplace and offers specific marketing arrangements that enable private label packaging and sale of the Company's products. Sales to OEMs accounted for approximately 22%, 46%, and 56% of net sales in 1994, 1995 and 1996, respectively. In 1996, AST Research accounted for approximately 20% of the Company's net sales.

     The Company's OEM customers included in 1996 AST Research, HYUNDAI Electronics, Digital Equipment Corporation, Fujitsu Corporation, Hucom, IBM and NEC Technologies, Inc./Packard Bell.

     Wholesale Distributors. The Company also sells its products through regional, national, and international wholesale distributors. Sales to wholesale distributors accounted for approximately 64%, 42% and 34%, respectively, of the Company's net sales in 1994, 1995 and 1996. The Company's U.S. distributors include major microcomputer wholesale distributors such as Ingram Micro Inc., Tech Data Corporation, and Merisel, Inc., as well as regional wholesale distributors. Sales to Ingram Micro accounted for approximately 10% of the Company's net sales in 1995 and 6% in 1996. Net sales to wholesale distributors decreased in absolute dollars from 1995 to 1996.

     The Company has purchasing and marketing agreements with its principal wholesale distributors. These agreements generally contain provisions relating to stock rotation privileges and price protection. Wholesale distributors typically purchase products from the Company by submitting purchase orders. Returns of unsold products by wholesale distributors are permitted on a limited basis in exchange for other Boca products on terms negotiated with the Company. The Company works with wholesale distributors to monitor inventory levels. In addition, in the event the Company reduces its prices, the Company credits its wholesale distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products on terms negotiated with the Company. The Company has established reserves for product returns, price protection and warranty claims which management believes are adequate. The Company believes that its return and pricing policies are consistent with general industry practices. There can be no assurance that product returns, price protection or warranty claims will not have a material adverse effect on the Company's future operating results.

     Retailers and Catalog Companies. The Company also sells directly to several retail chains and catalog companies. Similar to its arrangements with wholesale distributors, the Company offers stock rotation privileges and price protection to retailers. Sales to retailers and catalog companies accounted for approximately 14%, 12% and 10%, respectively, of the Company's net sales in 1994, 1995 and 1996. The Company's U.S. retailers and catalog companies include Micro Warehouse Inc., Best Buy Co., The Wiz and Computer City. The Company believes that the retail channel is the fastest growing distribution channel in the PC industry. The Company intends to focus on increasing its presence in the retail channel.

     International. The Company sells its products through dealers and distributors worldwide and supports marketing programs with local distributors in certain countries. In 1994, 1995 and 1996, international sales comprised approximately 16%, 21% and 28%, respectively, of the Company's net sales. International sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive to local product offerings or expose the Company to foreign currency exchange losses. In the latter part of 1996 and early 1997, the U.S. dollar has been strong against major currencies such as the German mark and Japanese yen which causes an increase in price of the Company's products in these markets. This may require the Company to reduce price and accept lower gross profit margins.

     In support of the Company's strategy to expand its international operations, in September 1995, the Company acquired fifty percent of the Common Stock of MBf/Boca Asia Pacific Sdn Bhd, a Malaysian joint venture between the Company and Hitechniaga Sdn Bhd which will primarily distribute the Company's products in the Pacific Rim. In 1996 the Company formed a distribution partnership, PowerTel BOCA, in India to facilitate product distribution into South Asia, India and parts of Africa. The Company owns 20% of PowerTel BOCA. In January 1997, the Company announced that it had signed a letter of intent to acquire certain assets of Creatix, a German-based manufacturer of modems, ISDN equipment and other communications products. Creatix markets and sells its products primarily in the German market. Creatix has been operating under a court appointed bankruptcy trustee since November 1996. As a result of the bankruptcy filing, Creatix' sales have declined since November 1996. If the acquisition of certain assets of Creatix is completed, the Company will have manufacturing capacity in Germany which will enable the Company to reduce delivery time to its European customers. In light of the deterioration in the operating results of Creatix, the Company is evaluating whether to complete the acquisition.

SALES AND MARKETING

     The Company sells its products primarily through its sales force which at December 31, 1996 consisted of 26 employees. The Company's domestic sales force is segregated by geographic regions. The Company's international sales effort is managed by the Company's Senior Vice President and General Manager, International, with support from sales managers in the Pacific Rim, Europe, Canada and Latin America.

     The Company generates brand recognition through trade advertising and participation in international, national, and regional trade shows. The Company allocates a percentage of the major wholesale distributors' net sales to a cooperative advertising fund used by those distributors to promote the Company's products. In connection with new product introductions, the Company may work with a major wholesale distributor or retailer to tailor specific product promotions. The Company also participates in the COMDEX and CEBIT trade shows, as well as numerous other regional and international trade shows. In 1996, the Company began a national television advertising campaign on CNN to enhance its brand name recognition and to advertise its videoconferencing products. This advertising campaign will not continue in 1997.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

     The Company believes that its technical support and customer service programs have been a major factor in the Company's success and distinguish the Company from many other vendors of PC enhancement products. The Company offers extensive user documentation and a technical support hotline to wholesale distributors, resellers, and end users. The Company's technical analysts answer technical support calls directly and generally provide same-day response to questions that cannot be resolved in the initial phone call. The Company also provides a seven-day, 24 hour electronic bulletin board that makes available current software drivers, technical tips and answers to hardware and software compatibility questions. In addition, the technical support department has implemented a Quick Fax System providing installation tips and technical documents to customers via fax. Boca also provides a support forum on CompuServe and maintains a home page on the Internet's World Wide Web to provide customer support and information. Although the Company's technical support and customer service programs are available to its international customers, the Company typically relies on its foreign distributors to provide these programs. Many of these distributors are trained by the Company's personnel and have direct access to the Company's programs.

     All products sold by the Company include a five-year limited warranty which permits customers to return any product for repair or replacement if the product does not perform as warranted. To date, the Company has not encountered material warranty claims or liabilities. There can be no assurance, however, that warranty claims will not have a material adverse effect on future operating results.

MANUFACTURING

     The Company began its own manufacturing operation in April 1992 to provide the Company with assembly capabilities utilizing SMT. This technology allows increased functional density and reduction in size of the circuit board. Such reduction in size permits increasingly complex circuits to be packaged at closer proximities, enhancing circuit processing speed and thus board and system performance. SMT has enabled the Company to reduce costs, increase capacity, increase production yields, and improve the quality of its products. All of the Company's products are currently designed, manufactured, assembled, tested, and packaged at the Company's manufacturing facility in Boca Raton, Florida using seven high-volume SMT lines, which currently run on two shifts. The Company has the ability to increase its monthly production capacity by updating some of its manufacturing equipment, by adding additional SMT lines and/or by running a third shift.

     If the acquisition of Creatix is completed, an additional capacity of three SMT lines will be available in Germany, enabling the Company to reduce delivery time to its European customers.

     Quality and reliability are emphasized in the design and manufacture of the Company's products. Accordingly, each product undergoes quality inspection throughout the manufacturing process as well as in-circuit and functional testing. The Company utilizes automated/computerized test equipment for this purpose, some of which has been designed by the Company.

PURCHASING

     The Company purchases substantially all of its components and subassemblies from suppliers on a purchase order basis and does not maintain long-term supply arrangements. The Company selects suppliers based on quality of product and industry acceptance. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained from single sources. Similar to others in the electronics industry, the Company has, from time to time, experienced difficulty in obtaining some components. The Company has no guaranteed supply arrangements with any of its suppliers and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortages of components not only limit the Company's production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While the Company believes that, with respect to its single source components, it could obtain similar components from other sources, it could be required to alter product designs to use alternative components. There can be no assurance that severe component shortages will not occur in the future which could increase the cost or delay the shipment of the Company's products, which in turn could have a material adverse effect on the Company's operating results. Government tariffs on imported components could also impact the Company's ability to compete with foreign manufacturers. An increase in import tariffs on such components would likely result in increases in the prices of these components paid by the Company and other domestic manufacturers. Significant tariffs could result in the Company seeking alternate sources of supply which may not be as reliable as the Company's existing sources.

BACKLOG

     The Company's backlog at December 31, 1995 and December 31, 1996 was approximately $29,200,000 and $5,200,000, respectively. Orders included in backlog generally may be cancelled or rescheduled by customers without significant penalty.

COMPETITION

     The markets for the Company's products are intensely competitive resulting in constant price pressures. Competitive factors include price, product quality and reliability, product availability, credit terms, name recognition, delivery time and post-sale service and support. The Company believes that it currently competes favorably with respect to these factors, although it may be at a competitive disadvantage against companies with greater financial, technical, product development, manufacturing or marketing resources. A variety of companies currently offer products that compete directly with the Company's products. The Company's primary U.S.-based competitors are Diamond Multimedia, Global Village, Hayes Microcomputer Products, Motorola, U.S. Robotics and Zoom Telephonics. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers, including CIS and GVC, which generally offer these products at significantly lower prices. These suppliers typically market their products through the same distribution channels as the Company. The Company competes with these suppliers on the basis of product quality, delivery times, freight costs, technical support and customer service. In addition, as the Company enters new product markets, such as ISDN, cable modems and videoconferencing, the Company expects that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

     There is a trend in original PC system manufacturing to integrate additional functionality onto the system board or to utilize chipsets which provide additional functionality. As PC manufacturers integrate more memory on the system board as well as certain sound and video graphics functions and some interface functions such as IDE controllers, or utilize chipsets which provide such capabilities, the Company's strategy is to broaden its product offerings to offset the decreasing opportunities for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995 and continued throughout 1996, due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated onto the system board of the PC. The Company believes that the size of both the aftermarket and the OEM market will allow the Company to expand its product offerings. In addition, OEMs which do not integrate more functionality on the system board or utilize chipsets which provide such functionality will continue to require PC enhancement products.

PROPRIETARY RIGHTS AND LICENSES

     The Company relies primarily on trade secret and copyright laws to protect its proprietary rights in its products, rather than upon patent protection. The Company believes that its success depends primarily upon factors such as its responsiveness to customer needs and changing markets, the technological competence and innovative skill of its personnel and its marketing skills. Although the Company has not historically been the subject of significant claims of infringement by third parties, as is common in the industry, the Company from time to time receives, and may in the future receive, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. There can be no assurance that the Company will be able to obtain licenses of any intellectual property rights claimed by third parties in the future with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party.

     The Company uses the Boca and Boca Research names as trademarks in connection with its products. Each of the Boca and Boca Research names are registered trademarks with the United States Patent and Trademark Office.

     In certain of its products, the Company includes software licensed from third parties, including VoiceView TalkShop, which is licensed from Radish Communications Systems, Inc. and incorporated into the Company's multimedia voice modem; QuickLink(TM), which is licensed from Smith Micro and incorporated into many of the Company's modems; MediaWorks, which is licensed from Midisoft Corporation and TEN software, which is licensed from Total Entertainment Network, Inc., both of which are incorporated into the Company's SoundExpression multimedia product; VideoLink, which is licensed from Smith Micro, and VDOPhone, which is licensed from VDO Net Corp., both of which are incorporated into the Company's videoconferencing products. The Company also licenses the Trio Information Systems from Trio Software for use in its international modems. All of these license arrangements are on a non-exclusive basis and require the Company to pay the licensors a specified royalty based upon the number of units sold by the Company. The Company's operating results could be adversely affected by a number of factors relating to third party software, including lack of market acceptance, failure by the licensors to promote or support the software, delays in shipments of the Company's products as a result of delays in the introduction of licensed software, or excess customer support costs or product returns experienced by the Company due to errors in the licensed software. Moreover, any impairment or termination of the Company's relationship with any licensors of third party software or claims that such software infringes the intellectual property rights of third parties could adversely affect the Company's operating results. The Company also licenses the ISDN technology utilized in its ISDN terminal adapters from Chase Research, Plc and the technology utilized in many of its networking products from NetComm Limited.

EMPLOYEES

     As of December 31, 1996, the Company had 339 full-time employees, including 215 in manufacturing and operations, 68 in sales, marketing and customer support, 33 in finance and administration, and 23 in engineering and product development. The Company's success will depend in part on its ability to attract and retain highly qualified technical, marketing, engineering and management personnel. The Company's employees are not covered by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company uses part time employees in its manufacturing operation to balance changes in production levels. The number of part-time employees at December 31, 1996 was approximately 119.

ITEM 2:  PROPERTIES

     The Company's headquarters are located in a 70,000 square feet facility in Boca Raton, Florida. This facility accommodates corporate administration, marketing, sales and manufacturing, including final testing, assembly, packaging, and shipping of products. The lease expires in September 2000. The Company leases another 25,000 square feet in a facility adjacent to the headquarters building which is used for warehousing, testing of returns, and other rework. The lease expires in July 2002. A third facility consisting of 32,000 square feet in Boca Raton is subject to a lease which expires in July 2002. This facility is adjacent to the Company's headquarters and is used for engineering and customer support. The Company believes that its existing facilities are adequate for its current needs and that additional facilities in the area are available to meet future needs.

ITEM 3:  LEGAL PROCEEDINGS

     From time to time, lawsuits are filed against the Company in the ordinary course of business. The Company is not a party to any litigation that in the judgement of management is likely to have a material adverse effect on the Company or its business. A former shareholder of the Company has filed an action in the United States District Court for the Southern District of Florida against the Company and Anthony F. Zalenski, its President and Chief Executive Officer. The former shareholder claims that he relied on certain statements made directly to him by Mr. Zalenski and certain other statements in deciding not to sell his shares of the Company's Common Stock. The former shareholder claims that such statements were false and misleading and give rise to claims under the Federal securities law and Florida common law. The former shareholder is seeking damages for his trading losses, which are alleged to be in excess of $1 million. Based on the information currently available to the Company, the Company does not believe that this matter will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1996.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

     Anthony F. Zalenski, 53 years old, has served as President, Chief Executive Officer and a member of the Board of Directors since September 1994. From 1988 to 1994, Mr. Zalenski was employed by Motorola, Inc., most recently as Executive Vice President and Chief Operating Officer of Motorola UDS (Universal Data Systems), a modem manufacturing subsidiary of Motorola, Inc. Prior to joining Motorola UDS, Mr. Zalenski held various management positions with Comsat Corporation, General Datacomm Industries and AT&T.

     James E. Hamilton, 38 years old was hired November 29, 1996 as Senior Vice President of Domestic Sales and subsequently promoted to President of the Retail/Distribution division on January 13, 1997. From July 1994 to January 1997, Mr. Hamilton was Vice President-General Merchandising Manager of the Tandy Corporation. From May 1993 to July 1994, he was Senior Buyer/Divisional Merchandise Manager with Montgomery Ward & Co. where he also worked an additional fifteen years of his career.

     R. Michael Brewer, 54 years old, has served as Senior Vice President of Finance and Chief Financial Officer of the Company since February 1996. From January 1994 to February 1996, Mr. Brewer served as Vice President of Finance of the Company. From September 1978 to January 1994, Mr. Brewer served as Vice President of Finance for the United States operations of Mitel Corporation, a manufacturer of telecommunications equipment. Mr. Brewer is a Certified Public Accountant.

     Charles R. Kenmore, 47 years old, has served as Senior Vice President and General Manager, International since February 1996. From January 1995 to February 1996, Mr. Kenmore served as Vice President and General Manager, International. From October 1989 to January 1995, Mr. Kenmore served as the Vice President and General Manager International of the Information Services Group of Motorola, Inc.

     Michael A. Reale, 57 years old, has served as Senior Vice President of Manufacturing since February 1996. From January 1995 to February 1996, Mr. Reale served as Vice President of Manufacturing. From October 1992 to January 1995, Mr. Reale served as President and Chief Operation Officer of MGV Manufacturing, Inc., a provider of memory modules, manufacturer of proprietary PC designs and contract electronic assembly. From February 1989 to June 1992, Mr. Reale served as Senior Vice President of SCI Systems, Inc., a contract manufacturer.

     Christopher Buffum, 47 years old, has served as Senior Vice President of OEM Sales of the Company since January 1997. From February 1996 to December 1996 Mr. Buffum served as Vice President of OEM Sales of the Company. From November 1994 to February 1996, Mr. Buffum served as Director of OEM Sales of the Company and from August 1991 to November 1994 he served as Manager of OEM Sales. From July 1989 to August 1991, Mr. Buffum was employed by Dell Computer as a Director of Field Sales.

     Kevin James Lockwood, 37 years old, has served as Vice President of Domestic Sales since February 1997. From April 1996 to January 1997, Mr. Lockwood was employed by Fujitsu as Director of Retail Operations. From June 1994 to April 1996, Mr. Lockwood was Director of Retail Sales at Acer America Corporation.

     Larry L. Light, 41 years old, has served as Vice President of Engineering since February 1995. From July 1981 to January 1995, Mr. Light was employed by IBM Corporation, where he held a variety of management and engineering positions, including Product Manager for several PC Systems.

     Martha A. Ritchason, 57 years old, has served as Vice President of Human Resources of the Company since July 1995. From August 1991 to June 1995, Ms. Ritchason served as Director of Human Resources of the Company. From December 1979 to July 1991, Ms. Ritchason served as Director of Human Resources for the City of Delray Beach, Florida.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has traded on the Nasdaq Stock Market under the symbol BOCI. The following table sets forth the high and low last reported sale prices for the Company's Common Stock for the period indicated as reported by the Nasdaq National Market.

YEAR                        FISCAL QUARTER ENDED                       HIGH         LOW
-----   ------------------------------------------------------------   ----         ---
1995    March 31, 1995..............................................     13 1/2       8 1/8
        June 30, 1995...............................................     27          10 3/8
        September 30, 1995..........................................     35 1/4      22 1/4
        December 31, 1995...........................................     29 5/8      21
1996    March 31, 1996..............................................     25          15 3/4
        June 30, 1996...............................................     25 1/2      16
        September 30, 1996..........................................     17 1/2       9 1/2
        December 31, 1996...........................................     13 3/8      10 3/8
1997    March 31, 1996 (through March 28, 1997).....................      8 3/8       6 7/8

     As of March 28, 1997, the Company had outstanding 8,713,228 shares of Common Stock held by 343 shareholders of record. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

     The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The covenants contained in the Company's line of credit prohibit the Company from paying dividends on the Common Stock without the prior approval of the bank.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial information for the years ended December 31, 1992 through December 31, 1996 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below is qualified by reference to and should be read in conjunction with the Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                               YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------
                                                 1992       1993       1994        1995        1996
                                                -------    -------    -------    --------    --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales....................................   $44,554    $64,717    $83,594    $143,038     153,524
Cost of goods sold...........................    28,546     45,142     61,284     107,486     122,855
                                                -------    -------    -------    --------    --------
          Gross profit.......................    16,008     19,575     22,310      35,552      30,669
                                                -------    -------    -------    --------    --------
Operating expenses:
     Research and development................       854      1,493      1,438       2,679       3,073
     Selling, general and administrative.....     7,144     12,526     12,391      18,469      18,551
     Impairment of goodwill..................         0      1,938          0           0
                                                -------    -------    -------    --------    --------
          Total operating expenses...........     7,998     15,957     13,829      21,148      21,624
                                                -------    -------    -------    --------    --------
Income from operations.......................     8,010      3,618      8,481      14,404       9,045
Non-operating income, net....................        26        320        472         540         596
                                                -------    -------    -------    --------    --------
Income before income taxes...................     8,036      3,938      8,953      14,944       9,641
Provision for income taxes (1)...............     2,193      1,205      3,217       5,402       3,191
                                                -------    -------    -------    --------    --------
Net income...................................   $ 5,843    $ 2,733    $ 5,736       9,542       6,450
                                                =======    =======    =======    ========    ========
PRO FORMA (UNAUDITED) DATA (1):
Historical income before income taxes........   $ 8,036      --         --          --          --
Income taxes.................................     2,966      --         --          --          --
                                                =======    =======    =======    ========    ========
Net income...................................   $ 5,070      --         --          --          --
                                                =======
Primary earnings per share (pro forma for
  1992)......................................   $  0.73    $  0.33    $  0.68    $   1.07    $   0.72
                                                =======    =======    =======    ========    ========
Weighted average primary shares
  outstanding................................     6,904      8,316      8,460       8,921       8,941
                                                =======    =======    =======    ========    ========
Fully diluted earnings per share (pro forma
  for 1992)..................................   $  0.73    $  0.33    $  0.68    $   1.06    $   0.72
                                                =======    =======    =======    ========    ========
Weighted average fully diluted shares
  outstanding................................     6,904      8,316      8,460       9,040       8,941
                                                =======    =======    =======    ========    ========

                                                                    DECEMBER 31,
                                                -----------------------------------------------------
                                                 1992       1993       1994        1995        1996
                                                -------    -------    -------    --------    --------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..............................   $11,100    $24,087    $27,801    $ 37,854    $ 47,248
Total assets.................................    17,420     36,410     41,340      57,678    $ 66,066
Long-term obligations, net of current
  portion....................................     --         --         --          --          --
Total stockholders' equity...................   $13,672    $30,004    $36,017    $ 46,607    $ 55,162

---------------

(1) Through March 3, 1992, the Company (excluding Boca Research International, Inc.) was an S corporation for Federal and state income tax purposes and, accordingly, was not subject to corporate income tax. The pro forma data has been computed as if the Company were subject to corporate income taxes for 1992, based on the statutory tax rates and the tax laws in effect during the respective periods.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The matters discussed in this Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Certain Factors That May Affect Future Performance" as well as those discussed in this section and elsewhere in this Report.

RESULTS OF OPERATIONS

     The following discussion of the Company's consolidated results of operations for the years ended December 31, 1994, 1995 and 1996 is based upon the consolidated statements of income data contained in the Company's selected consolidated financial data appearing elsewhere in this Report. The following discussion and analysis should be read in conjunction with the financial information set forth under "Selected Consolidated Financial Data" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

     The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's consolidated statements of income:

                                                                       YEAR ENDED DECEMBER 31,
                                                                      -------------------------
                                                                      1994      1995      1996
                                                                      -----     -----     -----
Net sales...........................................................  100.0%    100.0%    100.0%
Cost of goods sold..................................................   73.3      75.1      80.0
                                                                      -----     -----     -----
  Gross profit......................................................   26.7      24.9      20.0
                                                                      -----     -----     -----
Operating expenses:
  Research and development..........................................    1.7       1.9       2.0
  Selling, general and administrative...............................   14.8      12.9      12.1
                                                                      -----     -----     -----
  Total operating expenses..........................................   16.5      14.8      14.1
                                                                      -----     -----     -----
Income from operations..............................................   10.2      10.1       5.9
Non-operating income................................................    0.6       0.4        .4
                                                                      -----     -----     -----
Income before income taxes..........................................   10.8      10.5       6.3
Income taxes........................................................    3.9       3.8       2.1
                                                                      -----     -----     -----
Net income..........................................................    6.9%      6.7%      4.2%
                                                                      =====     =====     =====

YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

     Net Sales. The Company's net sales increased by 7.3% from $143,038,000 in 1995 to $153,524,000 in 1996. The increase was attributable to increased sales of the Company's data communications products, increased sales to OEMs and increase penetration of international markets. The Company's net sales declined in the last six months of 1996 to $61,927,000 from $91,596,000 in the first six months of 1996. This trend is expected to continue for at least the first six months of 1997 in light of weakened industry conditions due in part to the anticipation of availability of 56Kbps analog modem technology which has caused consumers to delay their purchasing decisions, resulting in excess channel inventories. Also, several of the Company's OEM customers entered the fourth quarter of 1996 with high inventories in anticipation of the normally strong fourth quarter. Sales of PCs were weak in the fourth quarter which affected the Company's sales to OEM customers as new orders were delayed and backlog was cancelled or rescheduled to a later date.

     The Company's net sales increased by 71.1% from $83,594,000 in 1994 to $143,038,000 in 1995. The increase was attributable to increased sales of the Company's data communications and multimedia products, increased sales to OEMs and increased penetration of international markets. Sales of the Company's data communications products increased by 78.1% from $47,045,000 in 1994 to $83,771,000 in 1995 and sales of the Company's SoundExpression multimedia products increased from $808,000 in 1994 to $25,189,000 in 1995. The increased sales of the Company's data communications and multimedia products in 1995 was primarily due to increased demand for the Company's 28.8Kbps modem products and SoundExpression products, which were introduced in late 1994. Sales of the Company's SoundExpression multimedia products declined in the last six months of 1995 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated onto the system board of the PC.

     International sales increased by approximately 130% and 44% in 1995 and 1996, respectively. In 1994, 1995 and 1996, international sales comprised approximately 16%, 21%, and 29% respectively, of the Company's net sales. In 1996, Hucom was the Company's largest international customer and represented 9% of the Company's net sales. Sales to Hucom were minimal in the last six months of 1996. The Company believes that Hucom over estimated demand in the first six months of 1996, which resulted in over ordering of product and excess inventory. The Company does not know when or if Hucom will resume purchasing product.

     Sales to OEMs increased by approximately 255% and 32% in 1995 and 1996, respectively. The increase in 1996 was due in part to $30,133,000 in OEM sales to AST Research which was the Company's largest customer and represented 20% of net sales. Sales to N.E.C. Technologies whose U.S. operations were acquired in the latter part of 1996 by Packard Bell, were $20,880,000. Sales to N.E.C./Packard Bell represented 14% of net sales in 1996 and N.E.C./Packard Bell was the Company's second largest customer. As of December 31, 1996, the Company had an accounts receivable balance of $8,621,000 due from N.E.C./Packard Bell and N.E.C./Packard Bell had excess inventory of the Company's modem products. In February 1997, N.E.C./Packard Bell agreed to pay $5,263,000 of the outstanding account receivable, which amount was paid in March 1997, and agreed to pay the remaining balance as it sells the underlying inventory. The Company agreed to accept, under certain conditions and with a restocking charge, returns of certain products previously sold to N.E.C./Packard Bell. While the Company has recorded an allowance for these possible returns, there can be no assurance that such allowance will be sufficient to cover product returns. The increase in 1995 was due in part to $24,582,000 in OEM sales to NEC Technologies, Inc. Sales to OEMs comprised approximately 22%, 46% and 56%, respectively, of the Company's net sales in 1994, 1995 and 1996.

     The following table presents the net sales for the Company's product categories for the periods indicated:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------------------
                        PRODUCT CATEGORIES                             1994      %        1995      %        1996      %
------------------------------------------------------------------    -------   ---     --------   ---     --------   ---
                                                                                    (DOLLARS IN THOUSANDS)
Data communications...............................................    $47,045    56%    $ 83,771    58%    $130,931    85%
Multimedia........................................................        808     1       25,189    18        1,016     1
Video graphics....................................................     15,424    19       13,965    10        6,225     4
Video conferencing................................................      --      --         --      --         1,000     1%
I/O, IDE and Multiport............................................     12,002    14       11,642     8        8,027     5
Networking........................................................      7,168     9        8,222     6        6,314     4
Other.............................................................      1,147     1          249   --            11   --
                                                                      -------   ---     --------   ---     --------   ---
    Total net sales...............................................    $83,594   100%    $143,038   100%    $153,524   100%
                                                                      =======   ===     ========   ===     ========   ===

     Gross Profit. Gross profit decreased from $35,552,000 in 1995 to $30,669,000 in 1996, and decreased as a percentage of net sales from 24.9% in 1995 to 20.0% in 1996. The Company's gross profit percentage has decreased in each of the last four years, however in previous years, the percentage increase in sales offset the effect of the gross profit percentage erosion. The sales increase in 1996 of 7.3% compares with a 1995 increase of 71.1%, and a 1994 increase of 29.2%. Entering 1996, the industry was experiencing a shortage of a critical component for the 28.8Kbps modem which created a shortage mentality resulting in customers and manufacturers over ordering and over producing product. The component shortage problem was over by the end of the second quarter of 1996 and, coupled with slower sales, industry pricing pressure became severe as manufacturers attempted to increase sales by reducing prices. The Company anticipates that gross profit percentages will continue to be under significant pressure in the first six months of 1997. As a result of declining sales and reduced margins, the Company will report a net loss for the first quarter of 1997. The gross profit percentage will also be affected by the underutilization of the Company's manufacturing operations and the implementation of the Company's policy to upgrade 33.6Kbps modems to 56Kbps modems. The gross profit percentage on upgrading previously shipped 33.6Kbps to 56Kbps modems may be lower than the gross profit percentages on new sales of 56Kpbs modems.

     Gross profit increased from $22,310,000 in 1994 to $35,552,000 in 1995, but decreased as a percentage of net sales from 26.7% in 1994 to 24.9% in 1995. The decrease in gross profit as a percentage of net sales was primarily due to increased sales to OEM customers. As discussed below, gross profit margins are typically lower on sales to OEMs, but are generally offset by lower operating expenses associated with sales to OEMs.

     The gross profit margins for the Company's products depend upon a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs, and manufacturing efficiencies. In general, gross profit margins are higher on sales to wholesale distributors and retailers than on sales to OEMs. In addition, gross profit margins on product categories differ. Accordingly, the Company's gross profit margin has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future, depending upon the product and channel mix. Management believes that the lower operating expenses typically associated with OEM sales generally offset their corresponding lower gross profit margins. There could be circumstances, which the Company anticipates will occur during the first six months of 1996, in which the Company accepts lower gross profit margin sales for purposes such as to phase-out inventory, to utilize manufacturing capacity or to respond to competitive pricing pressures.

     Research and Development Expenses. Research and development expenses were $1,438,000 in 1994, $2,679,000 in 1995 and $3,073,000 in 1996, and represented
1.7%, 1.9% and 2.0%, respectively, of net sales for each of those years. The increase in research and development expenses in 1995 and 1996 as a percentage of net sales was primarily attributable to the increase in expenses associated with the Company's efforts to obtain international certification on the Company's data communications products and an increase in expenses associated with prototyping the Company's current product designs for OEM applications. As product life cycles shorten there is an increased need to recertify more products. Each increase in speed from 28.8Kbps to 33.6Kbps to 56Kbps requires recertification. Research and development expenses are expected to increase as a percentage of sales in the first six months of 1997 because of lower sales and the fixed nature of many research and development expenses together with increased expenses associated with the planned diversification of the Company's product line.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12,391,000 in 1994, $18,469,000 in 1995 and $18,552,000 in 1996, and represented 14.8%, 12.9% and 12.1%, respectively, of net sales for each of those years. Selling, general and administrative expenses in 1996 include $256,000 for consulting fees and expenses recorded for the October 4, 1996 Consulting Agreement entered into by the Company with ArgoQuest, Inc. See Note 7 to the Consolidated Financial Statements for further information regarding this Agreement. Also, the terms and conditions of this Agreement are detailed in the Company's Current Report on form 8-K filed with the Commission on October 15, 1996. Expenses for employee bonuses in 1996 were approximately $1,100,000 less than 1995 because net income performance targets were not met.

     Selling, general and administrative expenses for 1995 include $383,000 of due diligence costs associated with the potential acquisition of Hayes Microcomputer Products, Inc. The acquisition discussions were subsequently terminated. The decrease in selling, general, and administrative expense as a percentage of net sales is primarily the result of increased sales to OEM customers during 1995, as well as the fixed nature of certain selling, general and administrative expenses allocated over a larger sales base. Selling, general, and administrative expenses associated with OEM sales are typically lower than those expenses associated with sales to wholesale distributors and retailers.

     Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales to the various distribution channels, and the particular sales and marketing requirements of each of the channels. Certain selling, general, and administrative expenses have a fixed nature, thus a reduction in net sales could increase selling, general and administrative expenses as a percentage of net sales. It is expected that for at least the first six months of 1997 net sales will be lower than the comparable period in 1996 and selling, general and administrative expenses as a percentage of net sales will increase.

     Provision for Income Taxes. Federal and state income taxes have been provided for at an effective rate of 35.9% in 1994, 36.1% in 1995 and 33.1% in 1996. The differences in the Company's effective tax rate from the statutory rate are primarily due to the operations of the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company's working capital increased by $9,394,000 from December 31, 1995. This increase was represented by increases in cash and cash equivalents of $7,348,000, trade receivables of $4,296,000, other current assets of $1,658,000, a decrease in current liabilities of $168,000, consisting of an increase in trade payables offset by a decrease in accrued expenses, income taxes payable and other liabilities as detailed in Note 5 to the Consolidated Financial Statements and a decrease in inventories of $4,976,000. The increase in cash and cash equivalents in 1996 primarily resulted from cash provided by operations of $8,072,000 offset by capital expenditures of $2,222,000. The Company's capital expenditures in 1996 consisted primarily of the purchase of production and manufacturing equipment.

     Accounts receivable increased significantly in 1996 as a result of customers delaying payment due to their slow sales, weakened industry conditions which required many customers to improve their cash flow by delaying payment and extended terms given by the Company. The allowances for product returns, price protection and doubtful accounts are an estimation by management of receivables that will not be collected because of product returns, price protection credits, customer disputes for short shipments, disputed claims, and bad debts. These allowances totaled 13.6% and 12.7% of gross receivables as of December 31, 1995 and December 31, 1996, respectively. In making its estimation, the Company's management considers the level of sales, the type of customer (international or domestic), the channel mix (OEM, wholesale distributor or retailer and catalog companies), product price changes and competitive price protection measures. Should the actual amounts of product returns, price protection and uncollectible accounts exceed the estimated amounts used in recording the allowances, additional charges to operations would be required.

     The Company has taken actions to reduce its exposure in connection with doubtful accounts receivable, including requiring certain customers to maintain letters of credit and entering into an insurance arrangement with the Export-Import Bank of the United States to make available insurance on receivables from certain qualified customers.

     The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company has an unsecured $12,000,000 revolving line of credit with a commercial bank which expires on May 30, 1998. As of December 31, 1996, no borrowings were outstanding under this line of credit. The line of credit permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus
1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limit the incurrence of additional debt, and prohibit payment of dividends without the bank's consent.

     The Company's collection period for its trade receivables may increase during 1997 as a result of higher sales to the retail market in which extended credit terms are common. The Company currently believes that the combination of cash generated from operations, the Company's existing cash balances and availability under its line of credit will be sufficient to meet its liquidity and capital requirements for at least the next twelve months. However, the significant decrease in sales being experienced in the first quarter of 1997 may put pressure on the cash resources of the company until inventories are reduced and receivables are collected. The introduction of the higher speed 56Kbps analog modem may significantly decrease the demand for lower speed analog modems. This may require the Company to sell current inventory at lower margins. However, the Company believes that since an industry standard has not been established for the 56Kbps modem and the 56Kbps modem is priced higher than 28.8Kbps and 33.6Kbps modems that the lower speed modems will have a market for all of 1997 but will experience severe pricing pressure.

     The Company regularly evaluates potential acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company effects one or more acquisitions, the

Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financings may be required to finance such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required additional capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

     New Products, Technological Changes And Inventory Management. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The recent introduction of competing technologies on the 56Kbps modem, and the marketing activities to promote the advantages of such technology has heightened the competitive pressures in the industry. Each increase in speed in modem technology has had transition issues; however, the Company believes that the transition to 56Kbps technology is resulting in more extensive upgrade policies which may result in lower gross margins than new sales of 56Kbps modems. Moreover, price decreases could occur earlier in the 56Kbps product cycle than occurred with 14.4Kbps and 28.8Kbps products.

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

     Because all of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995 and throughout 1996 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated into the system board of the PC. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened at 40% and that PC growth will slow as PCs become more of a replacement market. This could impact modem sales to the Company's OEM customers in the future. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

     Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and may continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include competitive pricing pressures, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, the availability and pricing of components for the Company's products, the timing of phase-outs of the Company's products, variations in the Company's product mix and component costs, variations in the proportion of sales made to wholesale distributors, OEMs and retailers, product returns or price protection charges from customers, the timing of sales of the Company's products to end users by the Company's customers, seasonal promotions by the Company, its customers and competitors, economic conditions prevailing within the computer industry and economic conditions generally. Quarterly sales depend on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order products on an as-needed basis, and accordingly the Company has historically operated with a relatively small backlog. Moreover, as is typical for companies in the PC industry, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. There can be no assurance that the Company will be able to continue its growth in sales or sustain its profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock. As a result of declining sales and reduced margins, the Company will report a net loss for the first quarter of 1997.

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

     International Operations. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certifications for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The strength of the U.S. dollar in early 1997 may have a negative impact for 1997. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

     Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 56% of net sales in 1996. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will continue to be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. In 1996, the Company's three largest OEM customers accounted for approximately 41% of the Company's net sales. A decline in sales to either of these customers or a delay or default in payment by either customer could have a material adverse effect on the Company's results of operations or financial condition.

     The Company's three largest wholesale distributors accounted for approximately 14% of the Company's net sales in 1996. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                         PAGE
                                                                                         ----
    (1)     Financial Statements
            Independent Auditors' Report of Deloitte & Touche LLP....................      25
            Consolidated Balance Sheets..............................................      26
            Consolidated Statements of Income........................................      27
            Consolidated Statements of Stockholders' Equity..........................      28
            Consolidated Statements of Cash Flows....................................      29
            Notes to Consolidated Financial Statements...............................      30
    (2)     Financial Statement Schedules............................................      41
            Schedule II -- Consolidated Valuation and Qualifying Accounts............      41

     Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Boca Research, Inc.

     We have audited the accompanying consolidated balance sheets of Boca Research, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boca Research, Inc. and subsidiaries at December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepting accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 3, 1997

                      BOCA RESEARCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1995          1996
                                                                      -----------   -----------
Current Assets:
     Cash and cash equivalents (Note 1)...........................    $   477,494   $ 7,825,801
     Trade receivables, net (Notes 1,10)..........................     22,871,369    27,167,474
     Inventory, net (Notes 1,2)...................................     22,456,765    18,380,520
     Prepaid expenses and other assets (Note 11)..................        889,719       890,297
     Prepaid and deferred income taxes (Notes 1,4)................      2,229,966     3,887,608
                                                                      -----------   -----------
          Total current assets....................................     48,925,313    58,151,700
Property and equipment, net (Notes 1,3)...........................      7,721,790     7,052,240
Non-current portion of deferred income taxes (Notes 1,4)..........        242,441       274,792
Goodwill, net.....................................................        166,400             0
Other assets (Note 11)............................................        622,419       587,122
                                                                      -----------   -----------
TOTAL.............................................................    $57,678,363   $66,065,854
                                                                       ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.............................................    $ 5,837,329   $ 7,314,472
     Accrued expenses and other liabilities (Note 5)..............      4,627,484     3,589,382
     Income taxes payable.........................................        606,873             0
                                                                      -----------   -----------
          Total current liabilities...............................     11,071,686    10,903,854
                                                                      -----------   -----------
Commitments and contingencies (Notes 7,9,12)
Stockholders' equity (Note 8):
     Preferred stock, 5,000,000 $.01 par value shares authorized, none issued and outstanding at December 31, 1995 and 1996...
     Common stock, 25,000,000 $.01 par value shares authorized,
      8,522,759 and 8,678,883 issued and outstanding at December
      31, 1995 and 1996, respectively.............................         85,228        86,789
     Additional paid-in capital...................................     23,469,975    25,573,639
     Retained earnings............................................     23,051,474    29,501,572
                                                                      -----------   -----------
          Total stockholders' equity..............................     46,606,677    55,162,000
                                                                      -----------   -----------
TOTAL.............................................................    $57,678,363   $66,065,854
                                                                       ==========    ==========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1994             1995           1996
                                                      -----------     ------------   ------------
Net sales (Note 10)...............................    $83,593,920     $143,038,331   $153,523,545
Cost of goods sold................................     61,283,736      107,486,109    122,854,506
                                                      -----------     ------------   ------------
          Gross profit............................     22,310,184       35,552,222     30,669,039
                                                      -----------     ------------   ------------
Operating expenses:
     Research and development.....................      1,438,299        2,679,114      3,072,755
     Selling, general and administrative..........     12,391,095       18,469,308     18,551,511
                                                      -----------     ------------   ------------
          Total operating expenses................     13,829,394       21,148,422     21,624,266
                                                      -----------     ------------   ------------
Income from operations............................      8,480,790       14,403,800      9,044,773
                                                      -----------     ------------   ------------
Non-operating income (expense):
     Interest income..............................        145,907          167,820        163,034
     Other income.................................        326,207          394,370        468,602
     Interest expense.............................              0          (21,536)       (35,749)
                                                      -----------     ------------   ------------
          Total non-operating income, net.........        472,114          540,654        595,887
                                                      -----------     ------------   ------------
Income before income taxes........................      8,952,904       14,944,454      9,640,660
Income taxes (Notes 1,4)..........................      3,216,881        5,402,011      3,190,562
                                                      -----------     ------------   ------------
Net income........................................    $ 5,736,023     $  9,542,443   $  6,450,098
                                                       ==========      ===========    ===========
Primary earnings per share........................    $      0.68     $       1.07   $       0.72
                                                       ==========      ===========    ===========
Weighted average primary shares outstanding.......      8,459,642        8,920,552      8,940,622
                                                       ==========      ===========    ===========
Fully diluted earnings per share..................    $      0.68     $       1.06   $       0.72
                                                       ==========      ===========    ===========
Weighted average fully diluted shares
  outstanding.....................................      8,459,642        9,040,184      8,940,622
                                                       ==========      ===========    ===========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON STOCK
                                       -------------------   ADDITIONAL                     TOTAL
                                        NUMBER                 PAID-IN      RETAINED     STOCKHOLDERS'
                                       OF SHARES   AMOUNT      CAPITAL      EARNINGS       EQUITY
                                       ---------   -------   -----------   -----------   -----------
Balance at December 31, 1993.......... 8,374,043   $83,741   $22,146,761   $ 7,773,008   $30,003,510
Stock options exercised...............    50,642       506       277,357                     277,863
Net income............................                                       5,736,023     5,736,023
                                       ---------   -------   -----------   -----------   -----------
Balance at December 31, 1994.......... 8,424,685    84,247    22,424,118    13,509,031    36,017,396
                                       ---------   -------   -----------   -----------   -----------
Stock options exercised...............    98,074       981       609,216                     610,197
Tax benefit of options exercised......                           436,641                     436,641
Net income............................                                       9,542,443     9,542,443
                                       ---------   -------   -----------   -----------   -----------
Balance at December 31, 1995.......... 8,522,759    85,228    23,469,975    23,051,474    46,606,677
                                       ---------   -------   -----------   -----------   -----------
Stock options exercised...............   156,124     1,561     1,496,919                   1,498,480
Tax benefit of options exercised......                           606,745                     606,745
Net income............................                                       6,450,098     6,450,098
                                       ---------   -------   -----------   -----------   -----------
Balance at December 31, 1996.......... 8,678,883   $86,789   $25,573,639   $29,501,572   $55,162,000
                                        ========   =======    ==========    ==========    ==========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1994          1995          1996
                                                          -----------   -----------   -----------
OPERATING ACTIVITIES
Net income..............................................  $ 5,736,023   $ 9,542,443   $ 6,450,098
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization......................    1,520,285     2,615,591     3,057,983
     Change in assets and liabilities:
     (Increase) decrease in:
       Receivables......................................   (1,488,451)   (9,880,326)   (4,296,105)
       Inventory........................................   (2,074,511)  (10,983,704)    4,076,245
       Prepaid expenses and other assets................       36,781      (635,359)       34,719
       Deferred income taxes............................      817,877    (1,314,259)     (649,855)
     Increase (decrease) in:
       Accounts payable.................................   (1,143,753)    2,772,264     1,477,143
       Accrued expenses and other liabilities...........      (17,946)    2,448,147    (1,038,102)
       Income taxes payable.............................      662,733       965,570    (1,040,266)
                                                          -----------   -----------   -----------
       Net cash provided by (used in) operating
          activities....................................    4,049,038    (4,469,633)    8,071,860
                                                          -----------   -----------   -----------
INVESTING ACTIVITIES
  Capital expenditures..................................   (4,151,213)   (2,623,476)   (2,222,033)
  Loan to related party (Note 12).......................     (294,711)     (205,289)
  Loan repayment from related party (Note 12)...........                    500,000
                                                          -----------   -----------   -----------
       Net cash used in investing activities............   (4,445,924)   (2,328,765)   (2,222,033)
                                                          -----------   -----------   -----------
FINANCING ACTIVITIES
  Exercise of stock options.............................      277,863       610,197     1,498,480
                                                          -----------   -----------   -----------
       Net cash provided by financing activities........      277,863       610,197     1,498,480
                                                          -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents....     (119,023)   (6,188,201)    7,348,307
Cash and cash equivalents at beginning of year..........    6,784,718     6,665,695       477,494
                                                          -----------   -----------   -----------
Cash and cash equivalents at end of year................  $ 6,665,695   $   477,494   $ 7,825,801
                                                           ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
       Income taxes (net of refunds)....................  $ 1,713,124   $ 5,750,700   $ 4,880,683
                                                           ==========    ==========    ==========
       Interest.........................................  $         0   $    21,536   $    35,749
                                                           ==========    ==========    ==========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business. Boca Research, Inc. (the "Company") designs, manufactures, markets and supports data communications, videoconferencing, multimedia and networking products to facilitate the transmission of information on personal computers and computer networks. The Company sells its products primarily to original equipment manufacturers, wholesale distributors and retailers and catalog companies principally in the United States, Europe and the Far East. The majority of the Company's operations are located in Boca Raton, Florida.

     Principles of Consolidation. The accompanying financial statements include the Company and its wholly owned subsidiaries, Boca Research of Delaware, Inc., Boca Research International, Inc., Boca Research Holland B.V., Boca Research
(UK) Limited, Boca Research International Holdings Ltd. and Complete Acquisition Corp. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investments in MBf/Boca Asia Pacific Sdn Bhd and Power Tel BOCA Private Ltd. using the equity method.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

     Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash, certificates of deposit, Treasury Bills, commercial paper and money market funds purchased with maturities of 90 days or less.

     Inventory. Inventory is stated at the lower of average cost or market. Reserves are recorded to reduce excess, obsolete and slow moving inventory to estimated net realizable value. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company may experience rapid declines in sales, selling prices and margins toward the end of the life cycle of a product or product category. These declines, which may be difficult to predict, could result in additional charges for excess, obsolete or slow moving inventory, returns of older generation products from distributors or substantial price protection charges, which would have an adverse effect on results of operations.

     The Company currently buys certain components used in its products from single sources. In addition, certain modem chipsets used in the Company's data communications products have been in short supply and are frequently on allocation by suppliers. Although there are a limited number of manufacturers of these chipsets, management believes that other suppliers could provide similar chipsets on comparable terms. However, a change in suppliers or shortages in the availability of the chipsets, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives of five years or the lease term for leasehold improvements.

     Long-Lived Assets. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1996. Under SFAS No. 121, long-lived assets and certain identifiable intangibles to be held and used by a company are required to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets and identifiable intangibles should be based on the fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are required to be reported generally at the lower of the carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 did not have a significant effect on the Company's financial position or results of operations.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Goodwill. Goodwill represents the excess of the cost of the acquired business over the fair value of net assets acquired in the acquisition of The Complete PC, Inc. Management reviews goodwill periodically to determine if the goodwill has been impaired. Management gives consideration in this process to its best estimate of future operating results of the acquired business and evaluates the appropriateness of the remaining amortization period. As of December 31, 1996, goodwill was fully amortized.

     Research and Development Costs. Research and development costs are expensed as incurred.

     Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities and carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Earnings Per Share. Earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Common equivalent shares consist of stock options (using the treasury stock method).

     Revenue Recognition. The Company recognizes revenue from product sales upon shipment, when title passes. Under specified conditions, certain customers are allowed to return products for credit. Also, under the terms of some of the agreements, in the event the Company reduces its selling prices, the customers receive credit for the difference between the original purchase price of product remaining in specified levels of their inventories and the Company's reduced price for such products. The Company records allowances for estimated returns and price adjustments. The allowance for sales returns, allowances and price protection was $2,613,148 and $2,625,000 at December 31, 1995 and 1996,
respectively, and is netted against accounts receivable. Reductions in selling prices and product returns may result from events, such as actions by competitors, technological changes and others, which may be difficult to predict and may be beyond the Company's control. Accordingly, actual returns, allowances and price protection may vary significantly in the near term from the estimates used in recording the allowances.

     Trade receivables are presented net of an allowance for doubtful accounts of $1,000,000 and $1,326,008 as of December 31, 1995 and 1996, respectively.

     Product Warranties. Under the Company's five year limited warranty program, it has agreed to repair or replace products during the designated warranty period. Costs associated with the warranty program are determined on the basis of estimated net future costs related to products sold.

     Advertising. The Company participates in cooperative advertising programs with certain customers. These programs are used by the Company to reimburse customers for certain forms of advertising. In general, the programs allow customers credits up to a specified percentage of net purchases. When the products are sold to such customers, the Company accrues a liability for the estimated amount to be reimbursed.

     Costs of advertising by the Company are expensed as incurred. Total advertising expense for 1994, 1995 and 1996 was $3,042,020, $4,132,602 and
$3,735,187, respectively.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 1996 presentation.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  INVENTORY

     Inventory consists of the following:

                                                                   AT DECEMBER 31,
                                                              -------------------------
                                                                 1995          1996
                                                              -----------   -----------
        Raw materials.................................        $16,500,985   $13,540,462
        Work-in-progress..............................          5,346,162     5,779,063
        Finished goods................................          1,689,618     1,460,995
        Inventory reserve.............................         (1,080,000)   (2,400,000)
                                                              -----------   -----------
                                                              $22,456,765   $18,380,520
                                                               ==========    ==========

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                 AT DECEMBER 31,
                                                          -----------------------------
                                                             1995              1996
                                                          -----------       -----------
        Machinery and equipment.....................      $11,513,621       $13,328,709
        Furniture and fixtures......................          590,419           597,702
        Leasehold improvements......................          935,647         1,121,586
        Vehicles....................................           29,133            74,641
                                                          -----------       -----------
             Total cost.............................       13,068,820        15,122,638
        Less accumulated depreciation...............       (5,347,030)       (8,070,398)
                                                          -----------       -----------
                                                          $ 7,721,790       $ 7,052,240
                                                           ==========        ==========

     Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $1,353,485, $2,398,557 and $2,872,990.

4.  INCOME TAXES

     The net deferred tax asset in the accompanying balance sheets includes deferred tax assets (liabilities) attributable to the following items:

                                                                  AT DECEMBER 31,
                                                            ---------------------------
                                                               1995             1996
                                                            ----------       ----------
        Accounts receivable allowances................      $1,163,567       $1,285,197
        Accrued expenses..............................         654,007          648,174
        Inventory reserve.............................         388,800          864,000
        Goodwill......................................         623,454          628,365
        Depreciation..................................        (442,381)        (410,034)
        Allowance for product warranties..............          84,960          106,560
                                                            ----------       ----------
             Net deferred tax asset...................       2,472,407        3,122,262
        Valuation allowance for deferred tax assets...               0                0
                                                            ----------       ----------
             Net deferred tax asset after valuation
               allowance..............................      $2,472,407       $3,122,262
                                                             =========        =========

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of income taxes in the accompanying statements of income are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1994           1995           1996
                                                         ----------     ----------     ----------
Federal:
     Current...........................................  $2,199,087     $6,156,581     $3,527,431
     Deferred..........................................     749,721     (1,204,737)      (595,700)
                                                         ----------     ----------     ----------
          Total........................................   2,948,808      4,951,844      2,931,731
                                                         ----------     ----------     ----------
State:
     Current...........................................     199,917        559,689        312,986
     Deferred..........................................      68,156       (109,522)       (54,155)
                                                         ----------     ----------     ----------
                                                            268,073        450,167        258,831
                                                         ----------     ----------     ----------
          Total........................................  $3,216,881     $5,402,011     $3,190,562
                                                          =========      =========      =========

     The Company's effective income tax rate differed from the statutory federal rate of 35% as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                1994         1995         1996
                                                                ----         ----         ----
Statutory rate applied to income before income taxes........    35.0%        35.0%        35.0%
Increase (decrease) in income taxes resulting from:
     Rate differential......................................     --           --          (1.0)
     State income taxes.....................................    2.0          2.0          1.8
     Exempt foreign trade income............................    (1.3)        (2.7)        (3.3)
     Other, net.............................................    0.2          1.8          0.6
                                                                ----         ----         ----
     Income tax provision...................................    35.9%        36.1%        33.1%
                                                                ====         ====         ====

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses consist of the following:

                                                                     AT DECEMBER 31,
                                                              -----------------------------
                                                                 1995               1996
                                                              ----------         ----------
    Cooperative advertising.................................  $1,161,799         $  733,157
    Salaries, wages, benefits and bonuses...................   1,602,714          1,158,684
    Commissions.............................................     316,103             70,848
    Allowance for product warranties........................     236,000            296,000
    Other...................................................   1,310,868          1,333,693
                                                              ----------         ----------
                                                              $4,627,484         $3,589,382
                                                               =========          =========

6.  LINE OF CREDIT

     The Company has an unsecured revolving line of credit agreement expiring May 31, 1998, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. No borrowings were outstanding as of December 31, 1995 and 1996.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  COMMITMENTS AND CONTINGENCIES

     Rent expense for the years ended December 31, 1994, 1995 and 1996 was $716,196, $1,171,872 and $818,223, respectively. During 1995, the Company incurred additional rent expense of approximately $269,000 to record the effect of vacating two leased facilities.

     The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices, warehouses and manufacturing facilities. The aggregate minimum annual payments under such leases for the years ending December 31, 1997, 1998, 1999, 2000, 2001 and thereafter are $638,669, $622,347, $638,758, $581,128, $389,725 and $198,684, respectively.

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

     A former shareholder of the Company has filed an action in the United States District Court for the Southern District of Florida against the Company and Anthony F. Zalenski, its President and Chief Executive Officer. The former shareholder claims that he relied on certain statements made directly to him by Mr. Zalenski and certain other statements in deciding not to sell his shares of the Company's Common Stock. The former shareholder claims that such statements were false and misleading and give rise to claims under the Federal securities law and Florida common law. The former shareholder is seeking damages for his trading losses, which are alleged to be in excess of $1 million. Based on information currently available to the Company, the Company does not believe that this matter will have a material adverse effect on the Company's results of operations or financial condition.

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

     The Consulting Agreement has a term of 54 months (the "Term"). In consideration of entering into the Consulting Agreement, ArgoQuest will receive a monthly fee of $83,333 in cash, plus expense, for the Term, except that no fees will be paid for the period April 1997 through March 1998 (the "Deferred Period"), unless the Board of Directors of the Company shall determine otherwise. If the Company achieves at least $50 million in certain Net Sales, defined in the Consulting Agreement effectively as sales from new customers and incremental additional sales from existing customers resulting from ArgoQuest's services, ("Net Sales"), during the first eighteen months of the Consulting Agreement (the "First Period"), then ArgoQuest will be entitled to receive an additional consulting fee of $1,000,000 less any consulting fees paid to ArgoQuest during the Deferred Period. If the Company does not achieve at least $50 million in Net Sales during the First Period, the Company may terminate the Consulting Agreement.

     ArgoQuest will have the right to be granted options to purchase shares of Common Stock of the Company, subject to the Company achieving specified Net Sales during certain periods (the "Initial Options"). In the event that during the First Period, the Company achieves Net Sales of at least $100 million, then ArgoQuest will be granted options to purchase 500,000 shares of Common Stock of the Company (the "Boca Common Stock"), at an exercise price of $2.95 per share. In the event that during the period April 1998 through March 1999 (the "Second Period"), the Company achieves Net Sales of at least $125 million, then ArgoQuest will be granted options to purchase 1,000,000 shares of Boca Common Stock, at an exercise price of $2.95 per share. In the event that the Company achieves at least $50 million in Net Sales for the First Period, the Initial Options to be granted with respect to the First Period will be pro rated on a linear

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

basis between $0 and $100 million of the targeted Net Sales for such period. In the event that the Company achieves at least $70 million in Net Sales for the Second Period, the Initial Options to be granted with respect to the Second Period will be pro rated on a linear basis between $0 and $125 million of the targeted Net Sales for such period. In addition, in the event that Net Sales for the First Period are less than $100 million, ArgoQuest will be entitled to be granted those Initial Options attributable to the First Period which were not granted in the First Period if the Company achieves Net Sales for the Second Period of at least $125 million plus an amount equal to the difference between actual Net Sales for the First Period and $100 million.

     ArgoQuest will have the right to receive additional options to purchase shares of Boca Common Stock, the grant of such options to be subject to the Company achieving the Net Sales Target set forth below during the periods set forth below (the "Performance Options"):

                                                 PRO RATA       NUMBER OF
                           NET SALES TARGET     THRESHOLD      PERFORMANCE     EXERCISE PRICE
        PERIOD                (MILLIONS)        (MILLIONS)       OPTIONS         PER SHARE
-----------------------    ----------------     ----------     -----------     --------------
Date of Agreement                $150              $100          225,000           $14.16
through 3/31/98                   200               150          225,000            14.16
4/1/98 through                    175               150          300,000            17.70
3/31/99                           225               175          300,000            17.70
4/1/99 through                    250               175          300,000            20.65
3/31/00                           350               250          300,000            20.65
4/1/00 through                    325               250          300,000            23.60
3/31/01                           400               325          300,000            23.60

     In the event that the Company achieves Net Sales equal to at least the Pro Rata Threshold set forth in the table above but less than the Net Sales Target for such period, then ArgoQuest will be entitled to be granted a portion of the Performance Options designated for such period determined on a linear basis from the Pro Rata Threshold through the Net Sales Target for such period.

     All earned Initial Options will vest in full on the date of grant. All earned Performance Options will vest over a three-year period from the date of grant, commencing on the first anniversary of the date of grant. The vesting of all earned Options will accelerate upon a change of control (as defined). In the event of a change of control, the Company may elect to terminate the Consulting Agreement and will be discharged from any further obligations to grant Options or pay consulting fees under the Agreement, except that a portion of the remaining Options will be granted subject to the Company achieving certain Net Sale targets during the period in which the change of control occurs. The shares of Common Stock issuable upon exercise of any Options granted pursuant to the Consulting Agreement will not be registered under the Securities Act of 1933, as amended, and will be subject to the restrictions on resale imposed by the Securities Act. The Consultant has been granted certain rights to require the Company to register (at the expense of the Consultant) the shares issuable upon exercise of the Options. The Consultant may not assign or otherwise transfer any Options, except that the Consultant may transfer Options aggregating not more than 25% of the Options, determined on a cumulative basis. The Consultant is not permitted to sell or otherwise dispose of any shares of Common Stock issuable upon exercise of the Options until the first anniversary of the date of issuance thereof and, after such date, not to sell or otherwise dispose of greater than 33% of such shares, in the aggregate, on an annual basis.

     For the year ended December 31, 1996, the Company recorded $256,000 of expense representing the monthly amounts and expenses due under the Consulting Agreement. The Company will recognize expense based on the fair value of the options at the date of the Consulting Agreement based on the Company's best estimate of the level of Net Sales likely to be achieved. As of December 31, 1996, the Company has achieved approximately $900,000 in Net Sales, and the Company's best estimate is that Net Sales will not be achieved

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

at a level which will require the issuance of any options. The Company has provided notice to ArgoQuest that monthly payments will not be made subsequent to March 31, 1997, as provided in the Consulting Agreement.

8.  STOCK OPTION AND PURCHASE PLANS

     On June 9, 1992, the Board of Directors with the approval of the Company's shareholders adopted a Non-Qualified Stock Option Plan (the "Plan") pursuant to which a maximum of 200,000 shares of common stock were reserved for grant to key employees. The options granted under the Plan expire six years from the date of grant and, except as otherwise determined from time to time by the Board of Directors, are not exercisable during the first 12 months after the date of grant. The options become exercisable as to 20% of the shares covered thereby upon the expiration of 12 months after the date of grant and as to an additional 20% upon the expiration of each of the next four succeeding twelve month periods.

     The Board of Directors and shareholders adopted the 1992 Stock Option Plan (the "1992 Plan") pursuant to which, as subsequently amended, a maximum of 1,300,000 shares of common stock are reserved for grant. The 1992 Plan also provides that no more than 250,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 1992 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees and officers of the Company. The exercise price of the options (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company) shall be as determined by the Compensation Committee of the Board of Directors. In 1996, the Board of Directors and shareholders approved an amendment to the 1992 Plan to increase the number of shares of Common Stock that may be issued pursuant to the 1992 Plan to 1,700,000 shares.

     The Board of Directors and shareholders adopted the 1992 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") pursuant to which, as subsequently amended, a maximum of 60,000 shares of common stock are reserved for grant. Under this plan, each non-employee director first elected to the Board of Directors after January 1, 1993 will receive an option for 10,000 shares on the date of his or her election. The exercise price per share for all options granted under the plan will be equal to the fair market value of the common stock at the date of grant. All options vest in three equal installments beginning on the first anniversary of the date of grant. The term of each option will be for a period of ten years from the date of grant.

     In 1996, the Board of Directors and shareholders approved the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"). The 1996 Director Plan provides that on the date the Plan is approved by the Company's shareholders each non-employee director received an option to purchase 15,000 shares of common stock. The exercise price per share for all options granted under the plan is equal to the fair market value of the common stock on the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. A maximum of 200,000 shares of common stock have been reserved for grant under the plan.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's stock options as of December 31, 1994, 1995 and 1996 and changes during the years ended on those dates is presented below:

                                                1994                 1995                  1996
                                         ------------------   ------------------   --------------------
                                                   WEIGHTED             WEIGHTED               WEIGHTED
                                                   AVERAGE              AVERAGE                AVERAGE
                                                   EXERCISE             EXERCISE               EXERCISE
                                         SHARES     PRICE     SHARES     PRICE      SHARES      PRICE
                                         -------   --------   -------   --------   ---------   --------
Outstanding at beginning of year.......  274,500    $ 7.17    600,000    $ 6.18      876,000    $ 9.44
Granted................................  555,000      5.90    403,000     13.31      543,408     18.17
Exercised..............................   37,000      4.80     79,332      6.15      135,379      8.17
Cancelled..............................  192,500      7.07     47,668      6.55      130,864     12.35
                                         -------              -------              ---------
Outstanding at end of year.............  600,000      6.18    876,000      9.44    1,153,165     13.37
                                         =======              =======              =========
Exercisable at end of year.............  110,334      6.51    195,332      6.43      331,167      8.58
                                         =======              =======              =========

     The following table summarizes information about stock options outstanding at December 31, 1996:

                                    OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                   -----------------------------------------------------     --------------------------------
                     NUMBER        WEIGHTED-AVERAGE                            NUMBER
   RANGE OF        OUTSTANDING        REMAINING         WEIGHTED-AVERAGE     EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICE     AT 12/31/96     CONTRACTUAL LIFE      EXERCISE PRICE      AT 12/31/96      EXERCISE PRICE
--------------     -----------     ----------------     ----------------     -----------     ----------------
$ 4.80 -  7.20         317,665            7.4                $ 5.59            205,500            $ 5.60
  7.21 - 10.80         114,333            8.0                  9.57             39,000              9.52
 10.21 - 16.20         275,000            8.8                 11.81             60,000             11.58
 16.21 - 24.30         351,167            9.1                 19.43             10,000             17.38
 24.31 - 27.50          95,000            9.0                 26.13             16,667             27.14
                     ---------                                                 -------
                     1,153,165            8.4                 13.37            331,167              8.58
                     =========                                                 =======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income for 1995 and 1996 would have been $9,285,804 and $4,563,456, respectively. Pro forma earnings per share for 1995 would have been $1.04 for primary shares outstanding and $1.03 for fully diluted shares outstanding and pro forma earnings per share for 1996 would have been $0.51. The weighted average fair value of the options granted during 1995 and 1996 was estimated at $8.37 and $11.12, respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 6.34%, and expected lives of six years.

     Subsequent to December 31, 1996, the Company granted options to purchase 317,800 shares at a price range of $8.38 to $10.00 to both new and existing employees.

     The Board of Directors and shareholders adopted a 1992 Employee Stock Purchase Plan (the "1992 Purchase Plan"). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period which commences on January 1 and July 1 of each year. During 1995 and

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1996, there were 18,742 and 20,745 shares issued in connection with this plan, respectively. At December 31, 1996, there were options to purchase 12,178 shares at a price of $8.82 granted and exercisable under this plan.

9.  SAVINGS PLAN

     In January 1992, the Board of Directors adopted a Savings Incentive Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan upon completion of six months of employment. Each employee may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 33% on each anniversary date of employment. Amounts credited to an employee's account may be distributed to the employee at the earliest of (a) the termination of the employee's employment with the Company; (b) the termination of the Plan, or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan are taxable to the employee until such amounts are distributed to the employee. However, contributions made by the Company are tax deductible. During the years ended December 31, 1994, 1995 and 1996 the Company's contribution expense to the Savings Plan aggregated $67,851, $127,306 and $155,944, respectively.

10.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA

     The Company sells its products primarily to national, regional and international wholesale distributors and OEM customers. Sales to distributors accounted for 64%, 42% and 34% of the Company's net sales in 1994, 1995 and 1996, respectively. Sales to OEM customers accounted for 22%, 46% and 56% of the Company's net sales in 1994, 1995 and 1996, respectively.

     Sales to customers who contributed 10% or more of net sales during the years ended December 31, 1994, 1995 and 1996 and the related receivable balance at the end of each period were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                       1994             1995             1996
                                                    -----------     ------------     ------------
Net sales
     Customer A.................................    $11,758,611     $ 14,682,577     $  9,394,212
     Customer B.................................      8,271,387        6,685,332        3,225,686
     Customer C.................................      8,828,171       10,955,818        8,511,577
     Customer D.................................              0       24,582,391       20,879,575
     Customer E.................................              0           39,741       30,133,475
     Customer F.................................              0        5,581,633       13,893,362

                                                                 AS OF DECEMBER 31,
                                                    ---------------------------------------------
                                                       1994             1995             1996
                                                    -----------     ------------     ------------
Accounts receivable
     Customer A.................................    $ 2,818,388     $  1,826,643     $  3,504,586
     Customer B.................................      1,382,401        1,565,644          498,899
     Customer C.................................        975,353        2,059,405        1,983,285
     Customer D.................................              0        4,030,380        8,621,035
     Customer E.................................              0           39,741        2,527,423
     Customer F.................................              0        2,867,133        2,477,051

     Customers A, B and C are wholesale distributors; customers D, E and F are OEM.

     In February 1997, the Company and Customer D reached an agreement to settle the December 31, 1996 accounts receivable balance, in which Customer D has paid $5,263,000 and will pay the balance for products used. The Company agreed to accept, under certain conditions and with a restocking charge, returns of some

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

products previously sold, and has recorded an additional allowance for the estimated amount of such returns. There is no assurance that the effects of the actual returns will not exceed such additional allowance.

     The Company sells its products in the United States and in foreign countries primarily through its own sales force and independent manufacturer representative organizations. Net sales by geographic region for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                       1994             1995             1996
                                                    -----------     ------------     ------------
United States...................................    $70,422,842     $112,733,264     $109,934,462
Asia/Pacific Rim................................      1,546,678        7,380,104       25,409,366
Canada..........................................      2,409,689        2,248,742        1,291,998
Europe..........................................      5,774,104       13,135,457       11,989,946
Other...........................................      3,440,607        7,540,764        4,897,773
                                                    -----------     ------------     ------------
                                                    $83,593,920     $143,038,331     $153,523,545
                                                    ===========     ============     ============

     The Company's identifiable assets located in foreign countries are not significant.

11.  RELATED PARTY TRANSACTIONS

     On December 29, 1994, the Company loaned $294,711 to the current President and CEO in connection with his relocation to Boca Raton, Florida. During the first quarter of 1995, an additional $205,289 was loaned to him. In April 1995, the loans were repaid in full.

     In September 1995, the Company acquired 50% of the Common Stock of MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia which distributes primarily the Company's products in the Pacific Rim. The investment of $375,000 in this joint venture as of December 31, 1995 and 1996 is included in other assets in the consolidated balance sheet. In 1996, sales to the joint venture were approximately $4,423,000 and the accounts receivable balance due from the joint venture at December 31, 1996 was $410,578. In 1996, the Company acquired in India a 20% equity interest in PowerTel Boca PVT, Ltd. ("PowerTel"). PowerTel distributes Boca Research products and services in India, South Asia, and certain markets in Africa. PowerTel is headquartered in Bangalore and has offices in Bombay and Delhi. The investment of $84,000 in this joint venture as of December 31, 1996 is included in other assets in the consolidated balance sheet. In 1996, sales to PowerTel were approximately $602,000 and the accounts receivable balance due from PowerTel at December 31, 1996 was $454,859. The financial position and results of operations of these joint ventures in 1995 and 1996 were insignificant in relation to the Company's consolidated financial statements.

12.  SUBSEQUENT EVENT

     The Company has entered into a letter of intent to purchase the fixed and certain current assets of Creatix, a German based company for approximately $4,200,000, less the 18% subsidy noted below. Creatix filed for bankruptcy under German law in late 1996 and is currently being operated by a court appointed trustee. The letter of intent is with the court appointed trustee and is subject to the Company receiving (a) bank financing for the purchase price, (b) a firm commitment from the Government of Sasland to grant a subsidy equal to 18% of the purchase price, and (c) good title to the trademark Creatix and other intellectual property. The letter of intent also provides for the execution of a definitive Transfer Agreement which will incorporate the terms of the letter of intent and contains representations and warranties on the part of the seller, reasonably satisfactory to the Company. The definitive agreement has not yet been executed and the Company has not received the necessary bank financing nor the commitment for the subsidy from the Government of Sasland. In light of the deterioration in the operating results of Creatix, the Company is evaluating whether to complete the acquisition.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 1995 and 1996 is as follows (in thousands except for per share data):

           THREE MONTHS ENDED             MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
----------------------------------------  ---------   --------   -------------   ------------
1995
     Net sales..........................   $27,269    $33,196       $37,350        $ 45,223
     Gross profit.......................     7,470      8,427         9,521          10,134
     Income from operations.............     2,947      3,237         3,731           4,489
     Net income.........................     2,003      2,183         2,422           2,934
     Primary earnings per share.........      0.23       0.25          0.27            0.32
     Fully diluted earnings per share...      0.23       0.24          0.27            0.32

           THREE MONTHS ENDED             MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
----------------------------------------  ---------   --------   -------------   ------------
1996
     Net sales..........................   $44,935    $46,661       $32,966        $ 28,961
     Gross profit.......................     9,367      9,859         6,168           5,276
     Income (loss) from operations......     3,920      4,197         1,419            (492)
     Net income.........................     2,602      2,761         1,022              65
     Primary earnings per share.........      0.29       0.31          0.12            0.01
     Fully diluted earnings per share...      0.29       0.31          0.12            0.01

                      BOCA RESEARCH, INC. AND SUBSIDIARIES

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED DECEMBER 31,

                                                  ADDITIONS
                                     BALANCE     CHARGED TO   CHARGED TO                  BALANCE
                                  AT BEGINNING    COSTS AND      OTHER                     AT END
           DESCRIPTION               OF YEAR      EXPENSES     ACCOUNTS     DEDUCTIONS    OF YEAR
---------------------------------------------------------------------------------------------------
              1994
---------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection  $   752,530   $   67,954       --            --       $  820,484
Allowance for Doubtful Accounts      1,006,021       45,789       --        $  738,275      313,535
Allowance for Inventory Reserve      1,153,040      500,028       --         1,103,068      550,000
Allowance for Product Warranties       135,572       60,000       --            19,572      176,000
              1995
---------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection  $   820,484   $1,792,664       --            --       $2,613,148
Allowance for Doubtful Accounts        313,535      951,593       --           265,128    1,000,000
Allowance for Inventory Reserve        550,000    1,248,103       --           718,103    1,080,000
Allowance for Product Warranties       176,000       60,000       --            --          236,000
              1996
---------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection  $ 2,613,148   $   11,852       --            --       $2,625,000
Allowance for Doubtful Accounts      1,000,000      602,584       --           276,576    1,326,008
Allowance for Inventory Reserve      1,080,000    2,657,267       --         1,337,267    2,400,000
Allowance for Product Warranties       236,000       60,000       --            --          296,000

--------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 13, 1997. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

        The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

     (b) Reports on Form 8-K

        On October 15, 1996, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K to report under Item 5 (Other Events) the execution of the Consulting Agreement among the Company, ArgoQuest, Inc. and Jason Barzilay.

     (c) Exhibits

EXHIBIT NO.                                            TITLE
------------        ---------------------------------------------------------------------------
    (1)2.1    --    Agreement of Merger dated March 2, 1992 between the Company and Boca
                    Research Holding, Inc.
    (1)2.2    --    Agreement of Merger dated December 22, 1992 between the Company and Boca
                    Research Incorporated Manufacturing, Inc.
    (2)2.3    --    Asset Purchase Agreement dated July 2, 1993 between Complete Acquisition
                    Corp. and The Complete PC, Inc.
    (1)3.1    --    Amended and Restated Articles of Incorporation of the Company.
    (1)3.2    --    By-Laws of the Company.
   (1)10.1    --    Non-Qualified Stock Option Plan.
   (1)10.2    --    1992 Stock Option Plan.
   (1)10.3    --    1992 Employee Stock Purchase Plan.
   (1)10.4    --    1992 Non-Employee Director Stock Option Plan.
   (1)10.5    --    Lease Agreement between the Company and Catexor Limited Partnership I dated
                    October 4, 1990, as amended and supplemented pursuant to the First Addendum to Lease dated October 4, 1990, Second Addendum to Lease dated October 4,
                    1990, Third Addendum to Lease dated December 1, 1991 and Fourth Addendum to
                    Lease dated January 9, 1992.
   (1)10.6    --    Sublease Agreement between the Company and Seagate Technology, Inc.
                    ("Seagate") dated February 2, 1992 together with the Master Lease Agreement between Seagate and Banyan Lakes Village, A Joint Venture dated April 1,
                    1987.
   (1)10.7    --    License Agreement dated August 14, 1992 between the Company and Cadtrack
                    Corporation.
   (1)10.8    --    Distribution Agreement dated as of October 29, 1991 between Ingram Micro
                    Inc. and the Company.
   (1)10.9    --    Distribution Agreement dated May 1, 1990 between Softsel Computer Products,
                    Inc. and the Company, as amended.

EXHIBIT NO.                                            TITLE
------------        ---------------------------------------------------------------------------
   (1)10.10   --    Distributor Contract dated August 16, 1991 between Tech Data Corporation and the Company.
   (1)10.11   --    Form of Indemnification Agreement between the Company and its directors and officers.
   (3)10.12   --    Standard Commercial Lease between Equitable Pacific Partners Limited
                    Partnership and the Company.
   (3)10.13   --    Employment Agreement, dated as of April 24, 1995, between Anthony F.
                    Zalenski and the Company.
   (4)10.14   --    Agreement dated as of May 3, 1995 between the Company and Chase Research
                    Plc.
   (5)10.15   --    Joint Venture Agreement dated September 25, 1995 between Hitechniaga Sdn
                    Bhd and the Company.
   (6)10.16   --    Amended Revolving Credit Agreement between the Company, Boca Research
                    International, Inc., Boca Research Holland B.V., Inc., Complete Acquisition
                    Corp., Boca Research of Delaware, Inc. and First Union National Bank of
                    Florida dated as of June 26, 1995.
   (6)10.17   --    1996 Non-Employee Director Stock Option Plan.
   (7)10.18   --    Consulting Agreement dated October 4, 1996 by and among the Company,
                    ArgoQuest, Inc. and Jason Barzilay.
      21.1    --    Subsidiaries of the Company.
      23.1    --    Consent of Deloitte & Touche LLP
      27      --    Financial Data Schedule

---------------

     (1) Incorporated by reference to the exhibits to the Registration Statement No. 33-56530 filed with the Securities and Exchange Commission.

     (2) Incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 1993.

     (3) Incorporated by reference to exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

     (4) Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

     (5) Incorporated by reference to Exhibit 10 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

     (6) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     (7) Incorporated by reference to Exhibit 10 to the registant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BOCA RESEARCH, INC.

                                                /S/ ANTHONY F. ZALENSKI
                                            By:
                                          ......................................
                                              NAME: ANTHONY F. ZALENSKI
                                              TITLE: PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER

Date:  March 28, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------
         /S/ ANTHONY F. ZALENSKI            President, Chief Executive          March 28, 1997
 ........................................   Officer and a Director (Principal
           ANTHONY F. ZALENSKI              Executive Officer)

          /S/ R. MICHAEL BREWER             Senior Vice President of Finance    March 28, 1997
 ........................................   and Chief Financial Officer
            R. MICHAEL BREWER               (Principal
                                            Financial Officer and Principal
                                            Accounting Officer)

          /S/ ROBERT W. FERGUSON            Director                            March 28, 1997
 ........................................
            ROBERT W. FERGUSON

         /S/ GEORGE GAN CHEE WAI            Director                            March 28, 1996
 ........................................
           GEORGE GAN CHEE WAI

          /S/ PATRICK J. KEENAN             Director                            March 28, 1997
 ........................................
            PATRICK J. KEENAN

         /S/ JOSEPH M. O'DONNELL            Director                            March 28, 1997
 ........................................
           JOSEPH M. O'DONNELL

            /S/ W. JAMES PRICE              Director                            March 28, 1997
 ........................................
              W. JAMES PRICE

          /S/ E. ROE STAMPS, IV             Director                            March 28, 1997
 ........................................
            E. ROE STAMPS, IV