Form 10-Q
period 1997-03-31
BOCA RESEARCH INC
filed 1997-05-14
CIK 895642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended                       Commission File Number 0-21138
    March 31, 1997


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
     executive offices)                                 (Zip Code)

                    Registrant's telephone number, including
                            area code: (561) 997-6227



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X  No ___

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                           Outstanding as of
          Class                                               May 13, 1997

  Common stock, par value                                       8,713,228
      $.01 per share

                               BOCA RESEARCH, INC.
                 Form 10-Q For The Quarter Ended March 31, 1997

                                      INDEX
                                                                            Page
PART I. FINANCIAL INFORMATION
      Item 1. Financial Statements

                         Condensed Consolidated Balance Sheets
                           (unaudited) as of March 31, 1997 and
                           December 31, 1996 .............................     3

                         Condensed Consolidated Statements of
                           Income (unaudited) for the three months
                           ended March 31, 1997 and 1996 .................     4


                         Condensed Consolidated Statements of
                           Cash Flows (unaudited) for the three
                           months ended March 31, 1997 and 1996 ..........     5

                         Notes to Condensed Consolidated
                           Financial Statements (unaudited) ..............     6

      Item 2. Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations ....................................    12

PART II. OTHER INFORMATION
      Items 1-3. Not applicable ..........................................    23

      Item 4. Submission of Matters to a Vote of
                           Security Holders ..............................    23

      Item 5. Other Information ..........................................    23

      Item 6. Exhibits and Reports on Forms 8-K ..........................    23

      Signatures .........................................................    24

PART I.  ITEM 1.


                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                                March 31,   December 31,
                                                                                  1997          1996
                                                                                 -------       -------

                                     ASSETS

Current assets:
     Cash and cash equivalents                                                   $ 8,617       $ 7,826
     Trade receivables, net                                                       18,843        27,167
     Inventory, net                                                               15,448        18,381
     Prepaid expenses and other assets                                               965           890
     Prepaid and deferred income taxes                                             4,838         3,888
                                                                                 -------       -------
        Total current assets                                                      48,711        58,152
     Property and equipment, net                                                   6,356         7,052
     Deferred income taxes, noncurrent                                               275           275
     Other assets                                                                    585           587
                                                                                 -------       -------
        Total assets                                                             $55,927       $66,066
                                                                                 =======       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                            $ 1,682       $ 7,314
     Accrued expenses and other current liabilities                                2,183         3,590
                                                                                 -------       -------
       Total current liabilities                                                   3,865        10,904
                                                                                 -------       -------

Commitments and contingencies

Stockholders' equity:
     Common stock, 25,000,000 $.01 par value shares authorized, 8,713,228 issued and outstanding at March 31, 1997, 8,678,883 issued and
       outstanding at December 31, 1996                                               87            87
     Additional paid-in capital                                                   25,816        25,574
     Retained earnings                                                            26,159        29,501
                                                                                 -------       -------
       Total stockholders' equity                                                 52,062        55,162
                                                                                 -------       -------
           Total liabilities and stockholders' equity                            $55,927       $66,066
                                                                                 =======       =======

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            Three  Months
                                                            Ended March 31,
                                                           ----------------

                                                       1997               1996
                                                     --------           --------
Net sales .................................          $ 18,758           $ 44,935
Cost of goods sold ........................            18,663             35,568
                                                     --------           --------
     Gross profit .........................                95              9,367
                                                     --------           --------
Operating expenses:
     Research and development .............               674                736
     Selling, general
       and administrative .................             4,703              4,711
                                                     --------           --------
     Total operating expenses .............             5,377              5,447
                                                     --------           --------
Income (loss) from operations .............            (5,282)             3,920
Non-operating income, net .................               140                145
                                                     --------           --------
Income (loss) before income taxes .........            (5,142)             4,065
Income taxes (benefit) ....................            (1,800)             1,463
                                                     --------           --------
Net income (loss) .........................          $ (3,342)          $  2,602
                                                     --------           --------
Net income (loss) per share ...............          $   (.38)          $   0.29
                                                     --------           --------
Weighted average
  shares outstanding ......................             8,709              9,002
                                                     ========           ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             Three Months
                                                            Ended March 31,
                                                            ---------------


                                                          1997           1996
                                                         -------        -------
Cash provided by (used in):
Operating activities:
      Net income (loss) ..........................       $(3,342)       $ 2,602
      Adjustments for non-cash charges ...........           732            707
      Changes in assets and liabilities ..........         3,195         (1,869)
                                                         -------        -------
        Net cash provided by operating
        activities ...............................           585          1,440
                                                         -------        -------

Investing activities - Capital expenditures ......           (36)        (1,108)
Financing activities - Exercise of options .......           242            273
                                                         -------        -------
Net increase in cash and cash equivalents ........           791            605
Cash and cash equivalents, beginning of period ...         7,826            477
                                                         -------        -------
Cash and cash equivalents, end of period .........       $ 8,617        $ 1,082
                                                         =======        =======

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997, and the results of its operations and its cash flows for the three month periods ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash payments (refunds) for income taxes were $(849,033) and $434,643 in the three month periods ended March 31, 1997 and 1996, respectively.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

CURRENT ASSETS

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                       March 31,     December 31,
                                                         1997            1996
                                                       --------        --------
Accounts receivable ............................       $ 22,108        $ 31,118
Allowance for sales returns, allowances and
  price protection .............................         (1,300)         (2,625)
Allowance for doubtful accounts ................         (1,965)         (1,326)
                                                       --------        --------

                                                       $ 18,843        $ 27,167
                                                       ========        ========

        Included in the accounts receivable balance are: (a) $470,831 from MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest; and (b) $645,321 from PowerTel of India, a joint venture in India in which the Company has a 20% ownership interest. Sales to these related parties in the first quarter of 1997 were approximately $481,000. The Company has agreed to payment terms of 90 days for MBf/Boca Asia Pacific and 180 day payment terms for PowerTel of India.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                                    March 31,     December 31,
                                                                      1997            1996
                                                                    --------        --------
Raw materials ...............................................       $  9,653        $ 13,541
Work in process .............................................          4,831           5,779
Finished goods ..............................................          3,064           1,461
Inventory reserves ..........................................         (2,100)         (2,400)
                                                                    --------        --------
                                                                    $ 15,448        $ 18,381
                                                                    ========        ========

PROPERTY AND EQUIPMENT

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $8,682,490 at March 31, 1997 and $8,070,398 at December 31, 1996.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

LINE OF CREDIT

        The Company has an unsecured revolving line of credit expiring May 31, 1998, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. There were no borrowings outstanding at March 31, 1997.

COMMITMENTS AND CONTINGENCIES

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

        On October 4, 1996, the Company entered into a Consulting Agreement with ARGOQUEST, Inc., a California corporation ("ArgoQuest") pursuant to which ArgoQuest was retained to serve as a consultant to the Company with respect to sales to retail accounts, wholesale distributors and original equipment manufacturers. The Consulting Agreement provides ArgoQuest with the right to be granted options to purchase shares of Common Stock of the Company, subject to the Company achieving specified net sales, as defined in the Consulting Agreement, during certain periods, in addition to receiving cash payments, as more fully disclosed in the notes to the Company's consolidated financial statements included in the annual report on Form 10-K for the year ended December 31, 1996. For the quarter ended

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


March 31, 1997, the Company recorded $260,000 of expense representing the monthly amounts and expenses due under the Consulting Agreement. The Company has provided notice to ArgoQuest that monthly payments will not be made subsequent to March 31, 1997, as provided in the Consulting Agreement.

        The Company has entered into a letter of intent to purchase the fixed and certain current assets of Creatix, a German based company ("Creatix") for approximately $4,200,000, less the 18% subsidy noted below. Creatix filed for bankruptcy under German law in late 1996 and is currently being operated by a court appointed trustee. The letter of intent is with the court appointed trustee and is subject to the Company receiving (a) bank financing for the purchase price, (b) a firm commitment from the Government of Saarland to grant a subsidy equal to 18% of the purchase price, and (c) good title to the trademark Creatix and other intellectual property. The letter of intent also provides for the execution of a definitive Transfer Agreement which will incorporate the terms of the letter of intent and contains representations and warranties on the part of the seller, reasonably satisfactory to the Company. The definitive agreement has not yet been executed and the Company has not received the necessary bank financing nor the commitment for the subsidy from the Government of Saarland. In light of the deterioration in the operating results of Creatix, the Company is evaluating whether to complete the acquisition.

STOCKHOLDERS' EQUITY

        During the three month period ended March 31, 1997, 22,167 shares were issued in connection with the exercise of options granted under the Company's stock option plans. The aggregate proceeds received from these exercises were $135,152.

        In January 1997, 12,178 options were exercised by employees under the 1992 Employee Stock Purchase Plan. Aggregate proceeds received from these exercises were $107,142.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


STOCK OPTION PLAN

        During the three month period ended March 31, 1997, the Company granted options to purchase 317,800 shares at prices ranging from $8.38 to $10 to both new and existing employees.

        During the three month period ended March 31, 1997, 163,782 stock options were canceled.

        In April 1997, the Company offered the holders of options to purchase an aggregate of 715,097 shares of the Company's Common Stock the opportunity to exchange such options for options to purchase a fewer number of shares at an exercise price of $6.75 per share, the market value of the Common Stock on the date of such offer. The newly issued options vest in three equal annual installments, commencing in April 1998. This offer was made as a result of the decline in the market price of the Company's Common Stock in order to more effectively retain and motivate the Company's key employees. As a result of this offer, options to purchase 465,689 shares were canceled in exchange for the issuance of options to purchase 314,416 shares priced at $6.75 per share. The holders of options representing 249,408 shares declined the offer to exchange their options.

NEW ACCOUNTING STANDARD

        In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. As a result of the Company's net loss for the three months ended March 31, 1997, basic and diluted net loss per share, as computed under SFAS No. 128, would not differ from the net loss per share shown in the accompanying condensed consolidated statement of income. For the three months ended March 31, 1996, basic and diluted net income per share, as computed under SFAS No. 128, would be $.30 and $.29, respectively.

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

        As an aid to reviewing the Company's results of operations for the three months ended March 31, 1997 and 1996, the following table sets forth the quarterly financial information as a percent of net sales and as a percent of change when compared to the earlier period:



                                                  Three Months
                                               -------------------
                                                 Ended March 31,         Percent
                                               1997          1996         Change
                                               -----         -----        ------
Net sales ..............................       100.0%        100.0%       (58.3)%
Cost of goods sold .....................        99.5          79.2        (47.5)
                                               -----         -----
       Gross profit ....................         0.5          20.8        (99.0)
                                               -----         -----
Operating expenses:
  Research and development .............         3.6           1.6         (8.4)
  Selling, general and administrative ..        25.1          10.5         (0.2)
                                               -----         -----
  Total operating expenses .............        28.7          12.1         (1.3)
                                               -----         -----
Income (loss) from operations ..........       (28.2)          8.7            *
Non-operating income, net ..............         0.8           0.3         (3.4)
                                               -----         -----
Income (loss) before income taxes ......       (27.4)          9.0            *
Income taxes (benefit) .................        (9.6)          3.2            *
                                               -----         -----
Net income (loss) ......................       (17.8)%         5.8%           *
                                               =====         =====

*  Not applicable

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales decreased by 58.3% to $18,758,000 in the three months ended March 31, 1997 from $44,935,000 in the three months ended March 31, 1996. Net sales for the three month period ended March 31, 1997 and the comparable period in 1996 is shown below by product category.



                                                              THREE MONTHS
                                                             ENDED MARCH 31
                                                        ------------------------
                                                        1997               1996
                                                        -----              -----

                                                              (IN MILLIONS)
                                                              -------------
Data Communications ......................              $14.3              $39.7
Multimedia ...............................                0.9                0.4
Networking ...............................                0.9                1.4
Video Graphics ...........................                0.5                1.6
I/O, IDE, & Multiport ....................                1.8                1.8
Video Conferencing .......................                0.4                 --
                                                        -----              -----
                                                        $18.8              $44.9
                                                        =====              =====


        The sales decrease was primarily attributable to a decrease in sales of data communications products, however, the product categories of networking and video graphics also experienced a decline in sales. The video conferencing product category was introduced in the third quarter of 1996. Sales in this category were below expectations for the three months ended March 31, 1997. Sales were adversely affected by several factors in the first quarter, including the technology migration to 56Kbps modems, slower than anticipated sales volume of new products, aggressive channel pricing due to excess inventories of older generation products, and weak PC demand experienced by many of the Company's OEM customers. In 1996, the Company's three largest OEM customers accounted for approximately 42% of the Company's net sales. Sales to these three OEM customers during the first quarter of 1997 represented approximately 7% of the Company's net sales. Included in net sales for the three months ended March 31, 1997 were sales of components to Creatix, a Germany based modem company, in the amount of $2,888,000. See Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statement and in the discussion on Liquidity and Capital Resources for further information.

        International sales were approximately $4.3 million for the three months ended March 31, 1997 compared to $16.4 million for the three months ended March 31, 1996. The decline is due to decreased sales to Hucom and AST Research. The decrease in sales to these large OEM customers, also accounted for the decrease in net sales to OEM customers to approximately $6.0 million for the three months ended March 31, 1997 from $27.1 million for the three months ended March 31, 1996.

        It is anticipated that sales in the second quarter ending June 30, 1997 will continue to be soft and will be substantially less than the comparable period ending June 30, 1996. This reflects continued weak industry conditions and lower average selling prices for the Company's products when compared to the comparable period in 1996.

        Gross Profit. Gross profit decreased to $95,000 for the three months ended March 31, 1997 from $9,367,000 for the three months ended March 31, 1996 and decreased as a percentage of net sales to 0.5% in the three months ended March 31, 1997 from 20.8% in the three months ended March 31, 1996. The gross profit percentage was affected by several factors including low utilization of the Company's manufacturing facilities, aggressive channel pricing to reduce channel inventories, low prices on older generation products and aggressive pricing given to the retail channel to obtain shelf space.

        The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs and manufacturing efficiencies. In general, gross profit margins are higher on sales to wholesale distributors and retailers than on sales to OEMs. However, in the first quarter of 1997 the Company's aggressive pricing strategy to retailers reduced the gross margin percentage for this channel. In addition, gross profit margins on product categories differ. Accordingly, the Company's gross profit has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. There will be circumstances, which management anticipates will occur in the second quarter, in which the Company accepts lower margin sales for purposes such as to phase-out inventory, and to utilize manufacturing capacity.

        Research and Development Expenses. Research and development expenses decreased to $674,000 in the three months ended March 31, 1997 from $736,000 in the three months ended March 31, 1996. This represents an increase in research and development expenses as a percentage of net sales to 3.6% for the three months ended March 31, 1997 from 1.6% for the three months ended March 31, 1996. The increase in research and development expenses as a percentage of net sales was primarily attributable to the fixed nature of certain research and development expenses allocated over a lower sales base. It is anticipated that research and development expenses will increase in absolute dollars in future quarters as the Company continues to diversify its product line and to meet the requirements to recertify each increase in modem speeds such as the 56Kbps product in the international markets. Research and development expenses are expected to continue to be a higher percentage of sales in 1997 than the historical level of approximately 2.0% because of lower sales and higher expenditures.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,703,000 in the three months ended March 31, 1997 from $4,711,000 in the three months ended March 31, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 25.1% in the three months ended March 31, 1997 from 10.5% in the three months ended March 31, 1996. The increase in selling, general and administrative expenses as a percentage of net sales is primarily the result of the substantial decline in sales as well as the fixed nature of many of the selling, general and administrative expenses. Also in the three months ended March 31, 1997 selling, general and administrative expenses include $260,000 for consulting fees and expenses recorded for the October, 4, 1996 Consulting Agreement entered into by the Company with ArgoQuest, Inc. which was not in the three month period ended March 31, 1996, and the provision for uncollectible accounts increased by $358,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996.

        Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales to the various distribution channels, and the particular sales and marketing requirements of each of the channels. The Company's increased penetration of the retail channel will impact the level of expenses. Certain selling, general and administrative expenses have a fixed nature, thus a reduction in net sales as was seen in the three month period ended March 31, 1997 will result in an increase in selling, general and administrative expenses as a percentage of net sales. It is expected that for the second quarter of 1997 that net sales will be lower than the comparable period in 1996 and selling, general and administrative expenses as a percentage of net sales will be higher than the comparable period.

LIQUIDITY AND CAPITAL RESOURCES

        In the three months ended March 31, 1997, the Company's working capital decreased by $2,402,000 from December 31, 1996. This decrease was represented by increases in cash of $791,000 and other current assets of $1,025,000 and a decrease in current liabilities of $7,039,000; offset by decreases in inventories of $2,933,000 and trade receivables of $8,324,000. The Company's operations provided cash of $585,000 for the three months ended March 31, 1997. The Company's investing activities consisted of capital expenditures of $36,000 during the three months ended March 31, 1997.

        The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company has an unsecured $12,000,000 line of credit with a commercial bank which expires on May 31, 1998. As of March 31, 1997, no borrowings were outstanding under this line of credit, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. The Company does not anticipate that borrowings will be made under the line of credit in the second quarter of 1997.

        The Company currently believes that the combination of cash generated from operations, the Company's existing cash balances, and its line of credit will be sufficient to meet its liquidity and capital requirements through at least December 31, 1997.

        The Company's trade receivables as of March 31, 1997 were $18,843,000 which represents an average days outstanding of approximately 90 days. The trade receivables include an outstanding debt from Packard Bell/NEC in the amount of $1,944,000. Packard Bell has agreed to pay the balance as it sells the underlying inventory and any inventory not sold can be returned if the agreed restocking charge is paid. While the Company has recorded an allowance for some returns, there can be no assurance that such allowance will be sufficient to cover the actual effect of the product returns. The Company also has a receivable outstanding in the amount of $2,388,000 from Creatix. The Company has entered into a letter of intent to purchase Creatix but because certain conditions regarding financing have not met the terms of the letter of intent and because Creatix has had poor operating results over the last three months, the Company is evaluating whether to conclude the acquisition. The receivable is the result of the Company selling modem chips to Creatix. The trustee managing the operations of Creatix has indicated that the receivable balance will be paid as Creatix collects receivables and reduces inventories. Based on information provided to the Company by Creatix, the Company believes that Creatix has the financial resources to pay off the receivable balance. However, further operating losses being incurred by Creatix may impact its ability to pay the full balance. No reserves have been established for this receivable as of March 31, 1997. The resolution of above two receivable issues is important to the liquidity of the Company and if not resolved satisfactorily would impact future financial results.

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

        NEW PRODUCTS, TECHNOLOGICAL CHANGES AND INVENTORY MANAGEMENT. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company were to experience delays in obtaining any required regulatory approvals for its products or if such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The recent introduction of competing technologies on the 56Kbps modem and the marketing activities to promote the advantages of such technology has heightened the competitive pressures in the industry. Each increase in speed in modem technology has had transition issues; however, the Company believes that the transition to 56Kbps technology is resulting in more extensive upgrade policies which may result in lower gross margins than new sales of 56Kbps modems. Moreover, price decreases could occur earlier in the 56Kbps product cycle than occurred with 14.4Kbps and 28.8Kbps products.

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

        Because all of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995, throughout 1996 and the first three months of 1997 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated into the system board of the PC. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened at 40% and that PC growth will slow as PCs become more of a replacement market. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

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

        SALES CHANNEL RISKS. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 32% of net sales in the three months ended March 31, 1997. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will continue to be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. In 1996, the Company's three largest OEM customers accounted for approximately 42% of the Company's net sales. A decline in sales to any of these customers or a delay or default in payment by these customers could have a material adverse effect on the Company's results of operations or financial condition. Sales to these three OEM customers during the first quarter of 1997 represented approximately 7% of the Company's net sales.

        The Company's three largest wholesale distributors accounted for approximately 12% of the Company's net sales in the three months ended March 31,1997. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996 and this trend continued during the first quarter of 1997.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

Item 5. Other information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            11 Calculation of shares used in determining earnings per share.

        (b) Reports on Form 8-K

            There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated: May 13, 1997                 /s/ Anthony F. Zalenski
                                    -----------------------------------
                                    Anthony F. Zalenski
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Dated: May 13, 1997                 /s/ R. Michael Brewer
                                    -----------------------------------
                                    R. Michael Brewer
                                    Senior Vice President - Finance and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS


                                                                            Page
                                                                            ----

Exhibit 11  Calculation of shares used in determining earnings per share     26