Form 10-Q
period 1997-06-30
BOCA RESEARCH INC
filed 1997-08-13
CIK 895642

                       ----------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended           Commission File Number 0-21138
                June 30, 1997


                               BOCA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                        59-2479377
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
  of incorporation or organization)

     1377 Clint Moore Road
      Boca Raton, Florida
    (Address of principal                                  33487
      executive offices)                                 (Zip Code)

                    Registrant's telephone number, including
                            area code: (561) 997-6227

                                   ----------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes   X     No
                                       -----      -----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                          Outstanding as of
          Class                                           August 12, 1997
          -----                                           ---------------

  Common stock, par value                                    8,725,079
      $.01 per share

                               BOCA RESEARCH, INC.
                  Form 10-Q For The Quarter Ended June 30, 1997

                                      INDEX
                                                                            Page

PART I. FINANCIAL INFORMATION
      Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets
                     (unaudited) as of June 30, 1997 and
                     December 31, 1996 ...................................   3

                   Condensed Consolidated Statements of
                     Income (unaudited) for the three and six
                     months ended June 30, 1997 and 1996 .................   4
 .

                   Condensed Consolidated Statements of
                     Cash Flows (unaudited) for the six
                     months ended June 30, 1997 and 1996 .................   5

                   Notes to Condensed Consolidated
                     Financial Statements (unaudited) ....................   6

      Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations ...........................................  12


PART II.  OTHER INFORMATION
      Items 1-3.   Not applicable ........................................  23

      Item 4.  Submission of Matters to a Vote of
                   Security Holders ......................................  23

      Item 5.  Other Information .........................................  23
 .
      Item 6.  Exhibits and Reports on Forms 8-K. ........................  23

      Signatures .........................................................  24

PART I.  ITEM 1.


                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                      June 30 ,    December 31,
                                                                       1997           1996
                                                                      -------      -----------
                              ASSETS

Current assets:
     Cash and cash equivalents ....................................   $13,621       $ 7,826
     Trade receivables, net .......................................    15,677        27,167
     Inventory, net ...............................................    11,217        18,381
     Prepaid expenses and other current assets ....................       892           890
     Prepaid and deferred income taxes ............................     5,836         3,888
                                                                      -------       -------
        Total current assets ......................................    47,243        58,152
     Property and equipment, net ..................................     5,815         7,052
     Deferred income taxes, noncurrent ............................       275           275
     Other assets .................................................       520           587
                                                                      -------       -------
        Total assets ..............................................   $53,853       $66,066
                                                                      =======       =======


              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .............................................   $ 1,904       $ 7,314
     Accrued expenses and other current liabilities ...............     2,445         3,590
                                                                      -------       -------
         Total current liabilities ................................   $ 4,349       $10,904
                                                                      -------       -------

Commitments and contingencies

Stockholders' equity:
     Common stock, 25,000,000 $.01 par value shares authorized,
       8,713,228 issued and outstanding at June 30, 1997,
      8,678,883 issued and outstanding at December 31, 1996 .......        87            87
     Additional paid-in capital ...................................    25,816        25,574
     Retained earnings ............................................    23,601        29,501
                                                                      -------       -------
       Total stockholders' equity .................................    49,504        55,162
                                                                      -------       -------
           Total liabilities and stockholders' equity .............   $53,853       $66,066
                                                                      =======       =======



See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                        Three  Months                  Six Months
                                                        Ended June 30,               Ended June 30,
                                                    1997            1996          1997           1996
                                                  --------        -------       --------        -------

Net sales .....................................   $ 16,352        $46,661       $ 35,110        $91,596
Cost of goods sold ............................     15,518         36,802         34,181         72,370
                                                  --------        -------       --------        -------
        Gross profit ..........................        834          9,859            929         19,226
                                                  --------        -------       --------        -------
Operating expenses:
        Research and development ..............        741            747          1,415          1,483
        Selling, general and administrative ...      4,250          4,915          8,953          9,626
                                                  --------        -------       --------        -------
        Total operating expenses ..............      4,991          5,662         10,368         11,109
                                                  --------        -------       --------        -------
Income (loss) from operations .................     (4,157)         4,197         (9,439)         8,117
Non-operating income, net .....................        222            117            362            262
                                                  --------        -------       --------        -------
Income (loss) before income taxes .............     (3,935)         4,314         (9,077)         8,379
Income taxes (benefit) ........................     (1,377)         1,553         (3,177)         3,016
                                                  --------        -------       --------        -------
Net income (loss) .............................     (2,558)       $ 2,761       ($ 5,900)       $ 5,363
                                                  ========        =======       ========        =======

Net income (loss) per share ...................   $  (0.29)       $  0.31       $  (0.68)       $  0.60
                                                  ========        =======       ========        =======

Weighted average shares outstanding ...........      8,713          8,994          8,711          9,001
                                                  ========        =======       ========        =======


See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 Six Months
                                                                Ended June 30,
                                                           -----------------------
                                                             1997           1996
                                                           --------        -------

Cash provided by (used in):
Operating activities:
         Net income (loss)                                 $ (5,900)       $ 5,363
         Adjustments for non-cash charges                     1,465          1,519
         Changes in assets and liabilities                   10,216         (1,462)
                                                           --------        -------
           Net cash provided by operating activities          5,781          5,420
                                                           --------        -------

Investing activities - Capital expenditures                    (228)        (1,971)
                                                           --------        -------
Financing activities - Exercise of options                      242            985
                                                           --------        -------
Net increase in cash and cash equivalents                     5,795          4,434
Cash and cash equivalents, beginning of period                7,826            477
                                                           --------        -------
Cash and cash equivalents, end of period                   $ 13,621        $ 4,911
                                                           ========        =======





           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

        Cash payments (net of refunds) for income taxes were ($1,228,982) and $3,716,643 in the six month periods ended June 30, 1997 and 1996, respectively.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

CURRENT ASSETS

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                       June 30,     December 31,
                                                         1997          1996
                                                       -------      ------------

     Accounts receivable ............................  $18,958        $31,118
     Allowance for sales returns, allowances and
       price protection .............................   (1,400)        (2,625)
     Allowance for doubtful accounts ................   (1,881)        (1,326)
                                                       -------        -------

                                                       $15,677        $27,167
                                                       =======        =======


        Included in the accounts receivable balance are: (a) $1,203,393 from MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest; and (b) $529,816 from PowerTelBOCA Pvt., Ltd. ("PowerTel"), a joint venture in India in which the Company has a 20% ownership interest. Sales to these related parties in the three and six month periods ended June 30, 1997 were approximately $1,328,000 and $1,809,000, respectively. The Company has agreed to payment terms of 90 days for MBf/Boca Asia Pacific and 180 days for PowerTel.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                       June 30,     December 31,
                                                         1997          1996
                                                       -------      -----------

        Raw materials........................          $ 5,764        $13,541
        Work in process......................            5,052          5,779
        Finished goods.......................            2,101          1,461
        Inventory reserves ..................           (1,700)        (2,400)
                                                       -------        -------
                                                       $11,217        $18,381
                                                       =======        =======

PROPERTY AND EQUIPMENT

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $9,415,419 at June 30, 1997 and $8,070,398 at December 31, 1996.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


LINE OF CREDIT

        The Company has an unsecured revolving line of credit expiring May 31, 1998, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. There were no borrowings outstanding at June 30, 1997.

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

        On October 4, 1996, the Company entered into a Consulting Agreement with ARGOQUEST, Inc., a California corporation ("ArgoQuest") pursuant to which ArgoQuest was retained to serve as a consultant to the Company with respect to sales to retail accounts, wholesale distributors and original equipment manufacturers. The Consulting Agreement provides ArgoQuest with the right to be granted options to purchase shares of Common Stock of the Company, subject to the Company achieving specified net sales, as defined in the

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


Consulting Agreement, during certain periods, in addition to receiving monthly consulting fees, as more fully disclosed in the notes to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996. For the quarters ended March 31, 1997 and June 30, 1997, the Company recorded $260,000 and $0 of expense, respectively, representing the monthly consulting fees and expenses due under the Consulting Agreement. The Company has provided notice to ArgoQuest that monthly consulting fees will not be made subsequent to March 31, 1997, as provided in the Consulting Agreement.

     The Company had entered into a letter of intent to purchase the fixed and certain current assets of Creatix, a German based company ("Creatix"), for approximately $4,200,000, less the 18% subsidy noted below. Creatix filed for bankruptcy under German law in late 1996 and is currently being operated by a court appointed trustee. The letter of intent was with the court appointed trustee and was subject to the Company receiving (a) bank financing for the purchase price, (b) a firm commitment from the Government of Saarland to grant a subsidy equal to 18% of the purchase price, and (c) good title to the trademark Creatix and other intellectual property. The letter of intent also provided for the execution of a definitive Transfer Agreement which would have incorporated the terms of the letter of intent and contain representations and warranties on the part of the seller, reasonably satisfactory to the Company. The definitive agreement has not yet been executed and the Company has not received the necessary bank financing nor the commitment for the subsidy from the Government of Saarland. In light of these factors and the deterioration in the operating results of Creatix, the Company will likely not complete the acquisition.

STOCKHOLDERS' EQUITY

     During the six month period ended June 30, 1997, 22,167 shares were issued in connection with the exercise of options granted under the Company's stock option plans. The aggregate proceeds received from these exercises were $135,152.

     In January 1997, 12,178 options were exercised by employees under the 1992 Employee Stock Purchase Plan. Aggregate proceeds received from these exercises were $107,142.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


STOCK OPTION PLAN

        During the six month period ended June 30, 1997, the Company granted options to purchase 362,800 shares at exercise prices ranging from $5.25 to $10 to both new and existing employees.

        During the six month period ended June 30, 1997, 213,749 stock options were canceled.

        In April 1997, the Company offered the holders of options to purchase an aggregate of 715,097 shares of the Company's Common Stock with exercise prices ranging from $7.125 to $27.50, the opportunity to exchange such options for options to purchase a fewer number of shares at an exercise price of $6.75 per share, the market value of the Common Stock on the date of such offer. The newly issued options vest in three equal annual installments, commencing in April 1998. This offer was made as a result of the decline in the market price of the Company's Common Stock in order to more effectively retain and motivate the Company's key employees. As a result of this offer, options to purchase 465,689 shares were canceled in exchange for the issuance of options to purchase 314,416 shares priced at $6.75 per share. The holders of options representing 249,408 shares declined the offer to exchange their options.

NEW ACCOUNTING STANDARD

        In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. As a result of the Company's net loss for the three and six months ended June 30, 1997, basic and diluted net loss per share, as computed under SFAS No. 128, would not differ from the net loss per share shown in the accompanying condensed consolidated statements of income. For the three months ended June 30, 1996, basic

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


and diluted net income per share, as computed under SFAS No. 128, would be $.32 and $.31, respectively. For the six months ended June 30, 1996, basic and diluted net income per share, as computed under SFAS No. 128, would be $.63 and $.60, respectively.

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

        As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 1997 and 1996, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                  Three Months                        Six Months
                                                   Ended June 30,                   Ended June 30,
                                                  --------------     Percent        --------------     Percent
                                                  1997      1996      Change        1997      1996      Change
                                                  ----      ----      ------        ----     -----      ------

Net sales   .................................      100.0%   100.0%    (65.0)%      100.0%    100.0%     (61.7)%
Cost of goods sold...........................       94.9     78.9     (57.8)        97.4      79.0      (52.8)
                                                  ------    -----                 ------     -----
    Gross profit.............................        5.1     21.1     (91.5)         2.6      21.0      (95.2)
                                                  ------    -----                 ------     -----
Operating expenses:
    Research and development.................        4.5      1.6      (0.8)         4.0       1.6       (4.6)
    Selling, general and administrative......       26.0     10.5     (13.5)        25.5      10.5       (7.0)
                                                  ------    -----                 ------     -----
        Total operating expenses.............       30.5     12.1     (11.9)        29.5      12.1       (6.7)
                                                  ------    -----                 ------     -----
Income (loss) from operations................      (25.4)     9.0         *        (26.9)      8.9          *
Non-operating income, net....................        1.4      0.2      89.7          1.0       0.3       38.2
                                                  ------    -----                 ------     -----
Income (loss) before income taxes...........       (24.0)     9.2         *        (25.9)      9.2          *
Income taxes (benefit).......................       (8.4)     3.3         *         (9.1)      3.3          *
                                                  ------    -----                 ------     -----
Net income (loss)............................      (15.6)%    5.9%        *        (16.8)%    5.9%          *
                                                  ======    =====                 ======     =====



*    Not applicable

RESULTS OF OPERATIONS

     NET SALES. The Company's net sales decreased by 65.0% to $16,352,000 in the three months ended June 30, 1997 from $46,661,000 in the three months ended June 30, 1996. For the six months ended June 30, 1997, net sales decreased by 61.7% to $35,110,000 from $91,596,000 for the comparable period in 1996. The sales decrease for the three and six month periods ended June 30, 1997 over the comparable periods in 1996 is shown below by product category.



                                    THREE MONTHS                     SIX MONTHS
                                   ENDED JUNE 30,                  ENDED JUNE 30,
                                 -----------------                ---------------
                                 1997         1996                1997       1996
                                 ----         ----                ----       ----

                                                   (IN MILLIONS)
                                                   -------------
Data Communications..........   $13.4        $41.2               $28.3      $80.9
Multimedia...................      --           --                 0.8        0.4
Networking...................     0.9          1.7                 1.7        3.1
Video Graphics...............     0.5          1.7                 0.9        3.3
I/O, IDE, & Multiport........     1.5          1.9                 3.0        3.7
Video Conferencing...........      --           --                 0.3         --
ISDN.........................     0.1          0.2                 0.1        0.2
                                -----        -----               -----      -----
                                $16.4        $46.7               $35.1      $91.6
                                =====        =====               =====      =====


     The sales decrease was primarily attributable to a decrease in sales of data communications products, however, the product categories of networking, video graphics, and I/O, IDE and multiport also experienced a decline in sales. The video conferencing product category was introduced in the third quarter of 1996. Sales in this category were below expectations for the three months and the six months ended June 30, 1997. Sales were adversely affected by several factors in the three months and the six months ended June 30, 1997, including the technology migration to 56Kbps modems, slower than anticipated sales volume of new products, aggressive channel pricing due to excess inventories of older generation products, and weak PC demand experienced by many of the Company's OEM customers. In 1996, the Company's three largest OEM customers accounted for approximately 42.0% of the Company's net sales. Sales to these three OEM customers during the three months and six months ended June 30, 1997 represented approximately 7.0% of the Company's net sales. Included in net sales for the six months ended June 30, 1997 were sales of components to Creatix, in the amount of $2,996,000. See Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and the discussion under "Liquidity and Capital Resources" for further information.

         International sales were approximately $4.2 million for the three months ended June 30, 1997 and $8.5 million for the six months ended June 30, 1997, compared to $16.4 million for the three months ended June 30, 1996 and $33 million for the six months ended June 30, 1996. The decline is partially due to the decreased sales to Hucom of approximately $7.5 million for the three months ended June 30, 1997 and $13.7 million for the six months ended June 30, 1997. The decrease in sales to large OEM customers, such as Hucom and AST Research, also accounted for the decrease in net sales to OEM customers to approximately $5.0 million for the three months ended June 30, 1997 and $11 million for the six months ended June 30, 1997 from $29.9 million for the three months ended June 30, 1996 and $57.0 million for the six months ended June 30, 1996.

         It is anticipated that sales in the third quarter ending September 30, 1997 will continue to be soft and will be substantially less than the comparable period ending September 30, 1996. This reflects continued weak industry conditions resulting in lower unit volumes and lower average selling prices of approximately 38.0% for the Company's products when compared to the comparable period in 1996.

         GROSS PROFIT. Gross profit decreased to $834,000 in the three months ended June 30, 1997 from $9,859,000 in the three months ended June 30, 1996, and decreased as a percentage of net sales to 5.1% in the three months ended June 30, 1997 from 21.1% for the three months ended June 30, 1996. For the six months ended June 30, 1997, gross profit decreased to $929,000 from $19,226,000 in the six months ended June 30, 1996. Gross profit as a percentage of net sales decreased to 2.6% for the six months ended June 30, 1997 from 21.0% for the six months ended June 30, 1996. The gross profit percentage for the three months ended June 30, 1997 and six months ended June 30, 1997 compared to the comparable period in the prior year was adversely affected by several factors, including low utilization of the Company's manufacturing facilities, aggressive pricing to reduce channel inventories resulting in price protection, low prices on older generation product and aggressive pricing to the retail channel to obtain shelf space. The average selling price on the Company products has declined approximately 38.0% for the three month period ended June 30, 1997 compared to the three month period ended June 30, 1996 which was not offset by a comparable decrease in costs and resulted in a lower gross profit percentage. It is anticipated that gross profit percentage in the third quarter will continue to be adversely affected by the negative factors that occurred in the first and second quarters of 1997.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $741,000 in the three months ended June 30, 1997 from $747,000 in the three months ended June 30, 1996. This represented an increase in research and development expenses as a percentage of net sales to 4.5% for the three months ended June 30, 1997 from 1.6% for the three months ended June 30, 1996. For the six months ended June 30, 1997 research and development expenses decreased to $1,415,000 from $1,483,000 for the six months ended June 30, 1996. This represents an increase in research and development expenses as a percentage of net sales to 4.0% for the six months ended June 30, 1997 from 1.6% for the six months ended

June 30, 1996. The increase in research and development expenses as a percentage of net sales was primarily attributable to the fixed nature of certain research and development expenses allocated over a lower sales base. It is anticipated that research and development expenses will increase in absolute dollars in future quarters as the Company continues to diversify its product line and to meet the requirements to recertify each increase in modem speeds such as 56Kbps product in the international markets. Research and development expenses are expected to continue to be a higher percentage of sales in 1997 than the historical level of approximately 2.0% because of lower sales and higher expenditures.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $4,250,000 in the three months ended June 30, 1997 from $4,915,000 in the three months ended June 30, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 26.0% in the three months ended June 30, 1997 from 10.5% in the three months ended June 30, 1996. Selling, general and administrative expenses decreased to $8,953,000 in the six months ended June 30, 1997 from $9,626,000 in the six months ended June 30, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 25.5% in the six months ended June 30, 1997 from 10.5% in the six months ended June 30, 1996. The increase in selling, general and administrative expenses as a percentage of net sales for the three months and six months ended June 30, 1997 compared to the comparable period in 1996 is primarily the result of the substantial decline in net sales as well as the fixed nature of many of the selling, general and administrative expenses. The decline in absolute dollars of selling, general and administrative expenses in the three months and six months ended June 30, 1997 compared to the comparable period in 1996 was related to reduced spending on advertising and lower sales commissions which vary with sales.

LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 1997, the Company's working capital decreased by $4,354,000 from December 31, 1996. This decrease was represented by increases in cash of $5,795,000 and other current assets of $1,950,000 and a decrease in current liabilities of $6,555,000 offset by decreases in inventories of $7,164,000 and trade receivables of $11,490,000. The Company's operations provided cash of $5,781,000 for the six months ended June 30, 1997. The Company's investing activities consisted of capital expenditures of $228,000 during the six months ended June 30, 1997.

         The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company has an unsecured $12,000,000 line of credit with a commercial bank which expires on May 31, 1998. As of June 30, 1997, no borrowings were outstanding under this line of credit, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Based on this formula, the amount of borrowing permitted would be approximately $8,000,000 as of June 30, 1997. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. The Company does not anticipate that borrowings will be made under the line of credit in the third quarter of 1997.

         The Company currently believes that the combination of cash generated from operations, the Company's existing cash balances, and its line of credit will be sufficient to meet its liquidity and capital requirements through at least December 31, 1997.

         The Company's trade receivables as of June 30, 1997 were $15,677,000 which represents an average days outstanding of approximately 90 days. The trade receivables include an outstanding past due receivable from Packard Bell/NEC in the amount of $1,944,000. Subsequent to June 30, 1997, Packard Bell has remitted $1,655,000 and the balance is expected to be paid by September 30, 1997. The Company also has a receivable outstanding in the amount of $2,390,000 from Creatix. The Company had entered into a letter of intent to purchase Creatix but the definitive agreement has not yet been executed and the Company has not received the necessary bank financing nor the commitment for the subsidy from the Government of Saarland. In light of these factors and the deterioration in the operating results of Creatix, the Company will likely not complete the acquisition. The receivable is the result of the Company selling modem chips to Creatix. The trustee managing the operations of Creatix has indicated that the receivable balance will be paid as Creatix collects receivables and reduces inventories. Based on information provided to the Company by Creatix, the Company believes that Creatix has the financial resources to pay the receivable balance. However, further operating losses being incurred by Creatix may impact its ability to pay the full balance. The inability of the Company to collect the Creatix receivable could adversely affect the liquidity of the Company and future financial results.

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

         NEW PRODUCTS, TECHNOLOGICAL CHANGES AND INVENTORY MANAGEMENT. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The recent introduction of competing technologies on the 56Kbps modem and the marketing activities to promote the advantages of such technology has heightened the competitive pressures in the industry. The Company's operating results will depend on its ability to compete using the Rockwell technology (K56 flex(TM)). Each increase in speed in modem technology has had transition issues; however, the Company believes that the transition to 56Kbps technology is resulting in more extensive upgrade policies which may result in lower gross margins than new sales of 56Kbps modems. Moreover, price decreases have occurred earlier in the 56Kbps product cycle than occurred with 14.4Kbps and 28.8Kbps products.

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

         Because all of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995, throughout 1996 and the first six months of 1997 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated into the system board of the PC. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened at 40% and that PC growth will slow as PCs become more of a replacement market. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

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

         SALES CHANNEL RISKS. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 31% of net sales in the six months ended June 30, 1997. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will continue to be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. In 1996, the Company's three largest OEM customers accounted for approximately 42% of the Company's net sales. Sales to these three OEM customers during the first six months of 1997 declined to approximately 7% of the Company's net sales. A decline in sales to any of the Company's significant OEM customers or a delay or default in payment by these customers could have a material adverse effect on the Company's results of operations or financial condition.

         The Company's three largest wholesale distributors accounted for approximately 17% of the Company's net sales in the six months ended June 30, 1997. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996 and this trend continued during the first six months of 1997.

         COMPETITION. The markets for the Company's products are intensely competitive resulting in constant pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products that compete directly with the Company's products. These competitors could introduce additional products or add features to their existing products that are superior to the Company's products or that achieve greater market acceptance. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers which generally offer products at significantly lower prices. The introduction of lower priced competitive products or significant price reductions by the Company's competitors would result in price reductions in the Company's products that could have a material adverse effect on the Company's operating results. In addition, as the Company considers entry into new product markets, such as ISDN, cable modems and videoconferencing, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

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

Item 4.     Submission of Matters to a Vote of Security Holders

       At the Annual Meeting of Shareholders held on May 22, 1997, the Company's nominees for directors to serve until the 1998 Annual Meeting of Shareholders were elected.

       With respect to the election of directors, the voting was as follows:


       Nominee                     For                     Withheld
       -------                     ---                     --------

Robert W. Ferguson               7,879,544                 168,210
George Gan Chee Wai              7,879,403                 168,351
Patrick J. Keenan                7,837,928                 209,826
Joseph M. O'Donnell              7,884,028                 163,726
W. James Price                   7,880,455                 167,299
Anthony F. Zalenski              7,883,121                 164,633



Item 5.     Other information

       None.

Item 6.     Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            11    Calculation of shares used in determining earnings per share.

       (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed by the Company during the quarter ended June 30, 1997.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  August 13, 1997                   -------------------------------------
                                          Anthony F. Zalenski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Dated:  August 13, 1997                   -------------------------------------
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