Form 10-Q
period 1997-09-30
BOCA RESEARCH INC
filed 1997-11-14
CIK 895642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended         Commission File Number 0-21138
           September 30, 1997


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

                                   Yes X No___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                  Outstanding as of
          Class                                   November 13, 1997
          -----                                   -----------------
  Common stock, par value                             8,725,079
      $.01 per share

                               BOCA RESEARCH, INC.
               Form 10-Q For The Quarter Ended September 30, 1997

                                      INDEX

                                                                     Page
                                                                     ----
PART I. FINANCIAL INFORMATION
    Item 1.Financial Statements

                 Condensed Consolidated Balance Sheets
                   (unaudited) as of September 30, 1997 and
                   December 31, 1996.............................      3

                 Condensed Consolidated Statements of
                   Income (unaudited) for the three and nine
                   months ended September 30, 1997 and 1996......      4
 .

                 Condensed Consolidated Statements of
                   Cash Flows (unaudited) for the nine
                   months ended September 30, 1997 and 1996......      5

                 Notes to Condensed Consolidated
                   Financial Statements (unaudited)..............      6

    Item 2.Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations....................................     12


PART II.   OTHER INFORMATION
    Items 1-3.   Not applicable..................................     24

    Item 4.Submission of Matters to a Vote of
                   Security Holders..............................     24

    Item 5.Other Information.....................................     24

    Item 6.Exhibits and Reports on Forms 8-K.....................     24

    Signatures...................................................     25

PART I.  ITEM 1.


                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                 September 30,     December 31,
                                                                      1997             1996
                                                                 -------------     ------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                        $10,332          $ 7,826
   Trade receivables, net                                            17,255           27,167
   Inventory, net                                                    14,285           18,381
   Prepaid expenses and other current assets                          1,193              890
   Prepaid and deferred income taxes                                  6,589            3,888
                                                                    -------          -------
      Total current assets                                           49,654           58,152
   Property and equipment, net                                        5,837            7,052
   Deferred income taxes, noncurrent                                    275              275
   Other assets                                                         417              587
                                                                    -------          -------
      Total assets                                                  $56,183          $66,066
                                                                    =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $ 6,102          $ 7,314
   Accrued expenses and other current liabilities                     2,102            3,590
                                                                    -------          -------
       Total current liabilities                                      8,204           10,904
                                                                    -------          -------

Commitments and contingencies

Stockholders' equity:
   Common stock, 25,000,000 $.01 par value shares
     authorized, 8,725,079 issued and outstanding
     at September 30, 1997, 8,678,883 issued and
     outstanding at December 31, 1996                                    87               87
   Additional paid-in capital                                        25,895           25,574
   Retained earnings                                                 21,997           29,501
                                                                    -------          -------
     Total stockholders' equity                                      47,979           55,162
                                                                    -------          -------
         Total liabilities and stockholders' equity                 $56,183          $66,066
                                                                    =======          =======

See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                Three  Months             Nine Months
                                             Ended September 30,      Ended September 30,
                                            ---------------------    ---------------------
                                              1997         1996        1997         1996
                                            --------     --------    --------     --------
Net sales ..............................    $ 18,549     $ 32,966    $ 53,660     $124,563
Cost of goods sold .....................      17,138       26,798      51,320       99,169
                                            --------     --------    --------     --------
      Gross profit .....................       1,411        6,168       2,340       25,394
                                            --------     --------    --------     --------
Operating expenses:
   Research and development ............         690          739       2,104        2,222
   Selling, general and administrative .       3,431        4,010      12,384       13,636
                                            --------     --------    --------     --------
      Total operating expenses .........       4,121        4,749      14,488       15,858
                                            --------     --------    --------     --------
Income (loss) from operations ..........      (2,710)       1,419     (12,148)       9,536
Non-operating income, net ..............         241          177         603          440
                                            --------     --------    --------     --------
Income (loss) before income taxes ......      (2,469)       1,596     (11,545)       9,976
Income tax provision (benefit) .........        (864)         574      (4,041)       3,591
                                            --------     --------    --------     --------
Net income (loss) ......................    ($ 1,605)    $  1,022    ($ 7,504)    $  6,385
                                            ========     ========    ========     ========
Net income (loss) per share ............    ($  0.18)    $   0.12    ($  0.86)    $   0.71
                                            ========     ========    ========     ========
Weighted average shares outstanding ....       8,725        8,792       8,716        8,965
                                            ========     ========    ========     ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                          Nine Months
                                                      Ended September 30,
                                                     ---------------------
                                                       1997         1996
                                                     --------     --------
Cash provided by (used in):
Operating activities:
      Net income (loss) .........................    ($ 7,504)    $  6,385
      Adjustments for non-cash charges ..........       2,202        2,267
      Changes in assets and liabilities .........       8,474       (6,061)
                                                     --------     --------
        Net cash provided by operating activities       3,172        2,591
                                                     --------     --------

Investing activities - Capital expenditures .....        (987)      (2,193)
                                                     --------     --------
Financing activities - Exercise of options ......         321        1,181
                                                     --------     --------
Net increase in cash and cash equivalents .......       2,506        1,579
Cash and cash equivalents, beginning of period ..       7,826          477
                                                     --------     --------
Cash and cash equivalents, end of period ........    $ 10,332     $  2,056
                                                     ========     ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

     The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 audited consolidated financial statements.

     The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

     Certain prior year amounts have been reclassified to conform to the current presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments (net of refunds) for income taxes were ($1,339,171) and $4,751,683 in the nine month periods ended September 30, 1997 and 1996, respectively.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

CURRENT ASSETS

     Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                       September 30,       December 31,
                                                            1997               1996
                                                       -------------       ------------
     Accounts receivable .......................          $ 20,355           $ 31,118
     Allowance for sales returns, allowances and
       price protection ........................            (1,200)            (2,625)
     Allowance for doubtful accounts ...........            (1,900)            (1,326)
                                                          --------           --------

                                                          $ 17,255           $ 27,167
                                                          ========           ========

     Included in the accounts receivable balance are: (a) $708,146 from MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest; and (b) $506,281 from PowerTelBOCA Pvt., Ltd. ("PowerTel"), a joint venture in India in which the Company has a 20% ownership interest. Sales to these related parties in the three and nine month periods ended September 30, 1997 were approximately $708,000 and $2,517,000, respectively. Sales to these related parties in the three and nine month periods ended September 30, 1996 were approximately $843,000 and $4,472,000, respectively. The Company has agreed to payment terms of 90 days for MBf/Boca Asia Pacific and 180 days for PowerTel. MBf/Boca Asia Pacific has been impacted by the currency turmoil in Southeast Asia and has recently been experiencing losses. Those two events have resulted in a delay of payments beyond the agreed terms.

     The Company has a receivable outstanding in the amount of $2,290,000 from Creatix resulting from the sale of modem chips. Creatix's ability to pay the remaining receivable will be dependent on improving its operating results which may be dependent on conditions improving in the modem industry in regards to more stable pricing, increased unit demand and a faster migration to the 56Kbps modem speed. It is unlikely that the receivable will be collected in full in 1997 and further operating losses incurred by Creatix would impact its ability to pay the full balance. The inability of the Company to collect the Creatix or MBf/Boca Asia Pacific Sdn Bhd receivables would adversely affect the Company's liquidity and results of operations.

     Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                               September 30,      December 31,
                                   1997               1996
                               -------------      ------------
     Raw materials ....          $ 10,052           $ 13,541
     Work in process ..             3,859              5,779
     Finished goods ...             1,574              1,461
     Inventory reserves            (1,200)            (2,400)
                                 --------           --------
                                 $ 14,285           $ 18,381
                                 ========           ========

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


PROPERTY AND EQUIPMENT

     Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $10,107,849 at September 30, 1997 and $8,070,398 at December 31, 1996.

LINE OF CREDIT

     The Company has an unsecured revolving line of credit expiring May 31, 1998, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Based on this formula, the amount of borrowing permitted would be approximately $10,000,000 at September 30, 1997. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. There were no borrowings outstanding at September 30, 1997.

COMMITMENTS AND CONTINGENCIES

     The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company has recently received communications from IBM Corporation ("IBM") alleging that certain of the Company's products infringe the patent rights of IBM. The Company is presently investigating this claim and is not yet in a position to fully evaluate the merits of such claim. The Company cannot predict the outcome of this claim or any similar claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition. See "Certain Factors That May Affect Future Performance
-- Proprietary Rights; Dependence on Software Licenses."

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

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


     On October 4, 1996, the Company entered into a Consulting Agreement with ARGOQUEST, Inc., a California corporation ("ArgoQuest") pursuant to which ArgoQuest was retained to serve as a consultant to the Company with respect to sales to retail accounts, wholesale distributors and original equipment manufacturers. The Consulting Agreement provides ArgoQuest with the right to be granted options to purchase shares of Common Stock of the Company, subject to the Company achieving specified net sales, as defined in the Consulting Agreement, during certain periods, in addition to receiving monthly consulting fees, as more fully disclosed in the notes to the Company's consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996. For the three and nine month periods ended September 30, 1997, the Company recorded $0 and $260,000 of expense, respectively, representing the monthly consulting fees and expenses due under the Consulting Agreement. The Company has provided notice to ArgoQuest that monthly consulting fees will not be made subsequent to March 31, 1997, as provided in the Consulting Agreement.

     The Company has entered into a letter of intent to purchase the fixed and certain current assets of Creatix, a German based company ("Creatix"). In light of the deterioration in the operating results of Creatix and the Company's failure to obtain financing for the acquisition, the Company has determined not to complete the acquisition.

STOCKHOLDERS' EQUITY

     During the nine month period ended September 30, 1997, 22,167 shares were issued in connection with the exercise of options granted under the Company's stock option plans. The aggregate proceeds received from these exercises were $135,152.

     In January and July 1997, 12,178 and 11,851 options were exercised by employees under the 1992 Employee Stock Purchase Plan. Aggregate proceeds received from these exercises were $186,470.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


STOCK OPTION PLAN

     During the nine month period ended September 30, 1997, the Company granted options to purchase 362,800 shares at exercise prices ranging from $5.25 to $10 to both new and existing employees.

     During the nine month period ended September 30, 1997, 341,023 stock options were canceled.

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

NEW ACCOUNTING STANDARD

     In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" was issued. SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share under APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


interim periods; earlier application is not permitted. When adopted, all prior-period earnings per share data are required to be restated. As a result of the Company's net loss for the three and nine months ended September 30, 1997, basic and diluted net loss per share, as computed under SFAS No. 128, would not differ from the net loss per share shown in the accompanying condensed consolidated statements of income. For the three months ended September 30, 1996, basic and diluted net income per share, as computed under SFAS No. 128, would be $.12 and $.12, respectively. For the nine months ended September 30, 1996, basic and diluted net income per share, as computed under SFAS No. 128, would be $.74 and $.71, respectively.

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

     As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 1997 and 1996, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                               Three Months                        Nine Months
                                           Ended September 30,                 Ended September 30,
                                           -------------------     Percent     -------------------     Percent
                                            1997         1996      Change       1997         1996      Change
                                           ------       ------     -------     ------       ------     -------
Net sales .............................     100.0%       100.0%     (43.7)%     100.0%       100.0%     (56.9)%
Cost of goods sold ....................      92.4         81.3      (36.0)       95.6         79.6      (48.2)
                                           ------       ------                 ------       ------
    Gross profit ......................       7.6         18.7      (77.1)        4.4         20.4      (90.8)
                                           ------       ------                 ------       ------
Operating expenses:
    Research and development ..........       3.7          2.2       (6.6)        3.9          1.8       (5.3)
    Selling, general and administrative      18.5         12.2      (14.4)       23.1         10.9       (9.2)
                                           ------       ------                 ------       ------
        Total operating expenses ......      22.2         14.4      (13.2)       27.0         12.7       (8.6)
                                           ------       ------                 ------       ------
Income (loss) from operations .........     (14.6)         4.3          *       (22.6)         7.7          *
Non-operating income, net .............       1.3          0.5       36.2         1.1          0.3       37.0
                                           ------       ------                 ------       ------
Income (loss) before income taxes .....     (13.3)         4.8          *       (21.5)         8.0          *
Income taxes (benefit) ................      (4.6)         1.7          *        (7.5)         2.9          *
                                           ------       ------                 ------       ------
Net income (loss) .....................      (8.7)%        3.1%         *       (14.0)%        5.1%         *
                                           ======       ======                 ======       ======

*Not applicable

RESULTS OF OPERATIONS

          Net Sales: The Company's net sales decreased by 43.7% to $18,549,000 in the three months ended September 30, 1997 from $32,966,000 in the three months ended September 30, 1996. For the nine months ended September 30, 1997, net sales decreased by 56.9% to $53,660,000 from $124,563,000 for the comparable period in 1996. The sales decrease for the three and nine month periods ended September 30, 1997 from the comparable periods in 1996 is shown below by product category.


                                    THREE MONTHS                  NINE MONTHS
                                ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                               ---------------------         ----------------------
                                1997           1996           1997            1996
                               ------         ------         ------          ------
                                                  (IN MILLIONS)
Custom Manufacturing           $  4.4         $   --         $  4.4          $   --
Data Communications .            10.5           27.1           38.9           108.0
Multimedia ..........             0.1            0.3            0.9             0.7
Networking ..........             1.3            1.8            3.0             4.9
Video Graphics ......             0.5            1.5            1.4             4.8
I/O, IDE & Multiport              1.7            2.1            4.7             5.8
Video Conferencing ..              --            0.1            0.3             0.1
ISDN ................              --            0.1            0.1             0.3
                               ------         ------         ------          ------
                               $ 18.5         $ 33.0         $ 53.7          $124.6
                               ======         ======         ======          ======



      The sales decrease was primarily attributable to a decrease in sales of data communications products, however, the product categories of networking, video graphics, and I/O, IDE, and multiport also experienced a decline in sales. The video conferencing product category was introduced in the third quarter of 1996. Sales in this category were below expectations for the three months and nine months ended September 30, 1997. Sales in this category will not be significant for the balance of the year. In the third quarter of 1997 the Company began manufacturing products on a contract basis for other companies, and these sales are included under the category of custom manufacturing. The major portion of these sales was Internet access boxes that work in conjunction with television sets. Custom manufacturing sales are classified as OEM sales. Custom manufacturing sales accounted for $4.4 million in the three months ended September 30, 1997 and is a significant portion of the $10 million of OEM sales for the third quarter of 1997.

      Sales were adversely affected by several factors in the three months and nine months ended September 30, 1997, including the slow technology migration to 56Kbps modems, slower than anticipated sales volume of new products, aggressive channel pricing due to excess inventories of older generation products, and weak PC demand experienced by many of the

Company's OEM customers. In 1996, the Company's three largest OEM customers accounted for approximately 42.0% of the Company's net sales. Sales to these three OEM customers during the three months ended September 30, 1997 were not significant and for the nine months ended September 30, 1997 represented approximately 5.0% of the Company's net sales. Included in net sales for the nine months ended September 30, 1997 were components sold to Creatix, in the amount of $2,996,000. See Commitments and Contingencies in the Notes to the Condensed Consolidated Financial Statements and the discussion under "Liquidity and Capital Resources" for further information.

      International sales were approximately $2.8 million for the three months ended September 30, 1997 and $11.3 million for the nine months ended September 30, 1997, compared to $4.5 million for the three months ended September 30, 1996 and $37.0 million for the nine months ended September 30, 1996. The decline is partially due to the approximately $13.7 million of sales to Hucom for the nine months ended September 30, 1996 with no sales to Hucom in 1997.

     It is anticipated that sales in the fourth quarter ending December 31, 1997 will continue to be soft and will be substantially less than the comparable period in 1996. This reflects continued weak industry conditions resulting in lower unit volumes and approximately 26.0% lower average selling prices for the Company's products when compared to the comparable nine month period in 1996.

      Gross Profit. Gross profit decreased to $1,411,000 in the three months ended September 30, 1997 from $6,168,000 in the three months ended September 30, 1996, and decreased as a percentage of net sales to 7.6% in the three months ended September 30, 1997 from 18.7% for the three months ended September 30, 1996. For the nine months ended September 30, 1997, gross profit decreased to $2,340,000 from $25,394,000 for the nine months ended September 30, 1996. Gross profit as a percentage of net sales decreased to 4.4% for the nine months ended September 30, 1997 from 20.4% for the nine months ended September 30, 1996. The gross profit percentage for the three months and nine months ended September 30, 1997 compared to the comparable periods in the prior year was adversely affected by several factors, including low utilization of the Company's manufacturing facilities, aggressive pricing to reduce channel inventories resulting in price protection, low prices on older generation product and aggressive pricing to the retail channel to obtain shelf space. Also, gross profit margins are normally lower on custom manufacturing sales than the Company's traditional sales to OEMs and distributors. The Company began custom manufacturing sales in the third quarter of 1997 and experienced expected learning curve cost inefficiencies during the initial production ramp up period. The average selling price on the Company's products has declined approximately 26.0% for the nine month period ended September 30, 1997 compared to the nine month period ended September 30, 1996 which was not offset by a comparable decrease in costs and resulted in a lower gross profit percentage. It is anticipated that the gross profit percentage in the fourth quarter will continue to be adversely affected by the negative factors that occurred in the first nine months of 1997. It had been anticipated that when significant sales of 56Kbps modems started that the average selling price would increase and gross profit margins would improve. However, with the announcement of price reductions by Motorola on its 56Kbps modems, the anticipated increase in average selling price and improvement in gross profit margins may be less than originally anticipated.

      Research and Development Expenses. Research and development expenses decreased to $690,000 in the three months ended September 30, 1997 from $739,000 in the three months ended September 30, 1996. This represented an increase in research and development expenses as a percentage of net sales to 3.7% for the three months ended September 30, 1997 from 2.2% for the three months ended September 30, 1996. For the nine months ended September 30, 1997 research and development expenses decreased to $2,104,000 from $2,222,000 for the nine months ended September 30, 1996. This represents an increase in research and development expenses as a percentage of net sales to 3.9% for the nine months ended September 30, 1997 from 1.8% for the nine months ended September 30, 1996. The increase in research and development expenses as a percentage of net sales were primarily attributable to the fixed nature of certain research and development expenses allocated over a lower sales base. It is anticipated that research and development expenses will increase in absolute dollars in future quarters as the Company continues to diversify its product line and to meet the requirements to rectify each increase in modem speeds such as 56Kbps products in the international markets. Research and development expenses are expected to be a higher percentage of sales in 1997 than the historical level of approximately 2.0% because of lower sales and higher expenditures.

      Selling, General, and Administrative Expenses. Selling, general and administrative expenses decreased to $3,431,000 in the three months ended September 30, 1997 from $4,010,000 in the three months ended September 30, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 18.5% in the three months ended September 30, 1997 from 12.2% in the three months ended September 30, 1996. Selling, general and administrative expense decreased to $12,384,000 in the nine months ended September 30, 1997 from $13,636,000 in the nine months ended September 30, 1996. Selling, general and administrative expenses as a percentage of net sales increased to 23.1% in the nine months ended September 30, 1997 from 10.9% in the nine months ended September 30, 1996. The increase in selling, general and administrative expenses as a percentage of net sales for the three months and nine months ended September 30, 1997 compared to the comparable periods in 1996 is primarily the result of the substantial decline in net sales as well as the fixed nature of many of the selling, general and administrative expenses. The decline in the amount of selling, general and administrative expenses in the three months and nine months ended September 30, 1997 compared to the comparable periods in 1996 was related to reduced spending on advertising and lower sales commissions which vary with sales.

LIQUIDITY AND CAPITAL RESOURCES

      In the nine months ended September 30, 1997, the Company's working capital decreased by $5,798,000 from December 31, 1996. The decrease was represented by increases in cash of $2,506,000 and other current assets of $3,004,000 and a decrease in current liabilities of $2,700,000 offset by decreases in inventories of $4,096,000 and trade receivables of $9,912,000. The Company's operations provided cash of $3,172,000 for the nine months ended September 30, 1997. The Company's investing activities consisted of capital expenditures of $987,000 during the nine months ended September 30, 1997.

      The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company has an unsecured $12,000,000 line of credit with a commercial bank, which expires on May 31, 1998. As of September 30, 1997, no borrowings were outstanding under this line of credit, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Based on this formula, the amount of borrowing permitted would be approximately $10,000,000 at September 30, 1997. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. As of September 30, 1997 the Company was in compliance with these financial ratios but if operating losses continue the Company could be required to renegotiate the required financial ratios.

      The Company currently believes that the combination of cash generated from operations, the Company's existing cash balances, and its line of credit will be sufficient to meet its liquidity and capital requirements through at least the next twelve months.

      The Company's trade receivables as of September 30, 1997 were $17,255,000 which represents an average days outstanding of approximately 90 days. The Company has a receivable outstanding in the amount of $2,290,000 from Creatix. The Company had entered into a letter of intent to purchase Creatix but the definitive agreement has not been executed and the Company has not received the necessary bank financing or the commitment for the subsidy from the Government of Saarland. In light of these factors and the deterioration in the operating results of Creatix, the Company has determined not to complete the acquisition. The receivable is the result of the Company selling modem chips to Creatix. The trustee managing the operations of Creatix has indicated that the receivable balance will be paid as Creatix collects receivables and reduces inventories. During the third quarter of 1997, the Company received $100,000 on the account. Creatix's ability to pay the remaining receivable will be dependent on improving its operating results which may be dependent on conditions improving in the modem industry in regards to more stable pricing, increased unit demand and a faster migration to the 56Kbps modem speed. It is unlikely that the receivable will be collected in full in 1997 and further operating losses incurred by Creatix would impact its ability to pay the full balance. The Company also has a receivable outstanding of $708,000 from MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest. See Notes to Condensed Consolidated Financial Statements. This company has been impacted by the currency turmoil in Southeast Asia and has recently been experiencing losses. These two events have resulted in a delay of payments beyond the agreed terms. The inability of the Company to collect the Creatix or MBf/Boca Asia Pacific Sdn Bhd receivables would adversely affect the liquidity and results of operations of the Company.

      The Company's management continually reviews its financing options. The Company is considering and will continue to consider alternative financing opportunities including the issuance of equity, debt or convertible debt, if market conditions make such alternatives financially attractive methods of funding the Company's short term or long-term needs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE.

      In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

      NEW PRODUCTS, TECHNOLOGICAL CHANGES AND INVENTORY MANAGEMENT. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The recent introduction of competing technologies on the 56Kbps modem and the marketing activities to promote the advantages of such technology has heightened the competitive pressures in the industry. The Company's operating results will depend on its ability to compete using the Rockwell technology (K56 flex(TM)). Each increase in speed in modem technology has had transition issues; however, the Company believes that the transition to 56Kbps technology is resulting in more extensive upgrade policies which may result in lower gross margins than new sales of 56Kbps modems. Moreover, price decreases have occurred earlier in the 56Kbps product cycle than occurred with 14.4Kbps and 28.8Kbps products. Motorola recently announced price reductions on its 56Kbps modems.

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

      Because all of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995, throughout 1996 and the first nine months of 1997 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated into the system board of the PC. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened at 40% and that PC growth will slow as PCs become more of a replacement market. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

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

      DEPENDENCE ON CUSTOM MANUFACTURING SALES. In the third quarter of 1997, the Company began manufacturing products on a contract basis for other companies. Custom manufacturing sales accounted for approximately 24% of the Company's net sales for the three months ended September 30, 1997. The Company has only recently began custom manufacturing and, accordingly, the Company has limited experience in the management and operation of custom manufacturing services. Moreover, the contract manufacturing industry is highly fragmented and an intensely competitive industry. In addition, the level and timing of orders placed by the Company's contract manufacturing customers vary due to customer attempts to manage inventory, changes in the customer's manufacturing strategy and variation in demand for the customer's product. For all of these reasons, there can be no assurance that the Company will be successful in developing its custom manufacturing services. The inability of the Company to expand its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition.

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

      INTERNATIONAL OPERATIONS. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certifications for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The currency turmoil in Southeast Asia is affecting the Company's joint venture in Malaysia and it is expected that the joint venture will continue to experience reduced sales and incur operating losses. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

      SALES CHANNEL RISKS. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 38% of net sales in the nine months ended September 30, 1997. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will continue to be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. In 1996, the Company's three largest OEM customers accounted for approximately 42% of the Company's net sales. Sales to these three OEM customers during the first nine months of 1997 declined to approximately 5% of the Company's net sales. A decline in sales to any of the Company's significant OEM customers or a delay or default in payment by these customers could have a material adverse effect on the Company's results of operations or financial condition.

      The Company's three largest wholesale distributors accounted for approximately 18% of the Company's net sales in the nine months ended September 30, 1997. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996 and this trend continued during the first nine months of 1997.

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

      PROPRIETARY RIGHTS; DEPENDENCE ON SOFTWARE LICENSES. Although the Company has not historically been the subject of significant claims of infringement by third parties, the Company receives from time to time, and may receive in the future, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. There can be no assurance that in the future the Company will be able to obtain licenses of any intellectual property rights owned by third parties with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from manufacturing and marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party which could have a material adverse effect on the Company's operating results. The Company has recently received communications from IBM Corporation ("IBM") alleging that certain of the Company's products infringe the patent rights of IBM. The
Company is presently investigating this claim and is not yet in a position to fully evaluate the merits of such claim. The Company cannot predict the outcome of this claim or any similar claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the quarter ended September 30, 1997.

Item 5.    Other information

     None.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           11     Calculation of shares used in determining earnings per share.

     (b)   Reports on Form 8-K

           There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  November 13, 1997                /s/ Anthony F. Zalenski
                                         ---------------------------------------
                                         Anthony F. Zalenski
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)




Dated:  November 13, 1997                /s/ R. Michael Brewer
                                         ---------------------------------------
                                         R. Michael Brewer
                                         Vice President - Finance and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS


                                                                           Page
                                                                           ----
Exhibit 11 Calculation of shares used in determining earnings per share     27