Form 10-K405
period 1997-12-31
BOCA RESEARCH INC
filed 1998-03-26
CIK 895642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
           [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1935 (NO FEE REQUIRED)
                         FOR THE TRANSITION PERIOD FROM
                            -------------------- TO
                              --------------------
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

                             1377 CLINT MOORE ROAD
                           BOCA RATON, FLORIDA 33487
                                 (561) 997-6227
              (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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

Yes  X                 No

 Aggregate market value of voting stock by non-affiliates as of March 25, 1998:
                                  $50,264,528

        COMMON STOCK OUTSTANDING AS OF MARCH 25, 1998: 8,741,657 SHARES

DOCUMENTS INCORPORATED BY REFERENCE:

     Specifically identified information in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders to be held on May 18, 1998, is incorporated by reference into Part III hereof.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                      BOCA RESEARCH, INC. ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                        PAGE
                                                                        ----
PART I
ITEM 1.   BUSINESS....................................................    1
ITEM 2.   PROPERTIES..................................................   10
ITEM 3.   LEGAL PROCEEDINGS...........................................   10
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   10
ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT........................   10
PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.........................................   11
ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................   12
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.........................   13
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   22
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.........................   39
PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   39
ITEM 11.  EXECUTIVE COMPENSATION......................................   39
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   39
PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.........................................................   39

                                     PART I

ITEM 1:  BUSINESS

     Boca Research, Inc. ("Boca" or the "Company") designs, manufactures, markets and supports data communications, videoconferencing, multimedia and networking products to facilitate the transmission of information on personal computers ("PCs") and computer networks. The Company also offers an Internet/TV appliance which enables Internet access through a television. Boca is manufacturing and marketing its own branded Internet/TV appliance and is also manufacturing this product on a contract basis for an OEM customer. The Company provides products for use in the corporate, consumer and small office/home office ("SOHO") marketplaces. Boca's current product categories include: data communications (fax/data/voice modems and ISDN terminal adapters); videoconferencing; multimedia (telephony, sound, voice and data); networking; video graphics; and I/0, IDE, and multiport products. The Company sells its products worldwide to OEMs, wholesale distributors, retailers and catalog companies. The Company markets its products under the "Boca Research" brand name.

     In 1997, the Company began offering contract manufacturing services for both Internet/TV appliances and other board-level products. For the year ended December 31, 1997, approximately 12% of the Company's net sales were derived from contract manufacturing.

     Historically, the Company has introduced new product categories and enhanced its existing products to respond to market opportunities and to address changing end user requirements. For example, accessing the Internet via a TV is a new market opportunity that the Company is seeking to exploit. Market demand for the Company's products has been driven by increases in requirements for higher speed data communications products such as V.34 and 56 Kbps modems, the growth in the installed base of PCs worldwide, the significant increase in the use of the Internet and on-line services resulting in a need for speed, increased telecommuting and developments in video and videoconferencing capabilities. The market demand for networking products has increased because of the need to link computers and peripherals enabling users and corporations to share resources such as processing power, software and peripherals cost effectively.

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

     The Company believes that through the use of new and proven product technologies, a high level of parts commonality and manufacturing efficiencies, it can provide data communications, videoconferencing, multimedia and networking products with a superior combination of price and performance characteristics. The Company intends to continue to be a leader in cost-effective engineering and manufacturing to produce low cost, quality products as the Company adds new products to its portfolio. In light of the uncertainties surrounding changing industry conditions, the Company's sales derived from its core product lines could continue to be adversely affected. Therefore, the Company recognizes the need to evolve from its current position as a hardware provider with a heavy concentration on modems. Key elements of the Company's strategy are to:

     Identify Attractive Markets. The Company has historically sought to identify markets with established demand and target these markets by delivering products with a superior combination of price and performance characteristics. In order to diversify its product categories, the Company has revised this strategy to also target markets that the Company believes have potential but do not yet have established demand. The Company also assesses the needs of PC users and incorporates value-added features which are expected to appeal to the majority of PC users.

     Develop New Products Quickly. Once the Company selects an identified market, it seeks to either develop or license from a third party a product for introduction into that product's market generally within three to four months. However, as the Company moves towards more advanced products, the lead time for market introduction of the products may be longer. Also, in light of the rapid evolution of the data communications industry, product life cycles have shortened. The Company has integrated its engineering and manufacturing functions to simplify the design and manufacture of new products. This approach allows for the utilization of proven product technologies, a high level of parts commonality and increased manufacturing efficiencies. As a result, the Company can introduce cost competitive products in a timely manner.

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

     Continue Low Cost Manufacturing; Custom Manufacturing. The Company has invested in surface mount technology ("SMT") manufacturing operations which have enabled the Company to reduce costs, increase capacity and improve the quality of its products. The Company's manufacturing operations also provide the Company with the flexibility to meet demanding customer delivery and quality requirements and to seek to develop its custom/contract manufacturing services. The Company is ISO 9002 certified. ISO 9002 certification is recognized internationally under the guidelines of the 90-country International Organization which requires the Company to meet stringent standards in all activities related to product quality and reliability.

     Maintain Balance of Distribution Channels. The Company continually seeks to expand its distribution channels in order to reach a broad range of end users and to minimize its reliance on any single channel. The Company's products are currently sold through wholesale distributors, OEMs, retailers, and catalog companies. The Company's strategy is to continue to sell its products through these distribution channels.

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

PRODUCT DEVELOPMENT

     The Company believes that its ability to respond quickly to market demand, technological advances and changes in industry standards is critical to its success. Traditionally, the Company's strategy has been to develop products for markets with established demand. During 1996 and 1997, the Company entered into new markets where demand was not established but where the Company believed a market could develop. In particular, the Company introduced its Internet/TV appliance in 1997 in anticipation of increased market demand due to the growth in the use of the Internet. Boca's engineering expertise has enabled it to bring new products to market quickly and, through product redesign, reduce the manufacturing costs of more mature products. Several of the Company's products incorporate software which the Company licenses from third parties in exchange for the payment of a royalty based on the number of units sold.

     The Company relies primarily on third parties to develop new technologies for use in the Company's products. Boca believes it can continue to integrate new technologies into new products rapidly and at a competitive cost. The Company is focusing its development efforts primarily on expanding its product offerings within existing product categories and developing new data communications and Internet/TV appliances. The Company's design expertise has enabled it to use fewer components in its products resulting in a high level of parts commonality across the product lines and increased manufacturing efficiencies.

PRODUCTS

     Boca believes that the diversification of its product lines is one of the cornerstones of its success. The Company designs, manufacturers, markets and supports multiple product categories that address most of the data communications, videoconferencing, and multimedia needs of PC users. The Company also provides a non-PC Internet access device enabling connectivity via a standard telephone line and a TV. The following table lists a representative sample of the Company's products.

    PRODUCT CATEGORY                    DESCRIPTION                              PRODUCTS                 MARKET INTRODUCTION
    ----------------                    -----------                              --------                 -------------------
Data Communications       Modems enable the end user to send and   112K DynamicDuo                         December 1997
(Fax/Data/Voice Modems)   receive data across standard telephone   International 56K Modems                November 1997
                          lines.                                   56K PC Card                             October 1997
                                                                   56K Macintosh Modem                     August 1997
                                                                   WebRamp M3                              August 1997
                                                                   Boca 56K Home/Office Modem              July 1997
                                                                   Boca 56K Multimedia Modem               February 1997
                                                                   33.6 Home/Fax Modem                     February 1997
                                                                   33.6 Macintosh External BocaModem       December 1996
                                                                   33.6 Multimedia Modem                   November 1996
                                                                   Boca Pro 16 Corporate Modems            June 1996
                                                                   Webglider-460(ISDN Adapter)             March 1996
                                                                   28.8 Online Express Modem               November 1995
                                                                   BOCACELLcards-PC                        April 1995
                                                                   BOCAMODEMcards-PC                       April 1995
                                                                   14.4Kbps Multimedia Voice Modem         April 1995
                                                                   V.34 Boca Office Communicator           January 1995
                                                                   V.34 28.8 BocaModem                     September 1994
                                                                   14.4 Data/Fax BocaModem                 March 1993
-----------------------------------------------------------------------------------------------------------------------------
Videoconferencing         H.324 compliant videoconferencing        Boca Video Communications Suite         September 1997
                          devices allow face to face desktop       Boca Video Phone Kit                    February 1997
                          videoconferencing over standard          Boca Video Phone Classic                October 1996
                          telephone lines.                         Boca Video Phone Elite                  July 1996
-----------------------------------------------------------------------------------------------------------------------------
Multimedia                Multimedia products convert ordinary     SoundExpression 28.8SVD                 September 1995
                          PCs into multimedia PCs by adding        SoundExpreission 28.8VD                 June 1995
                          sound, voice and data capabilities.
-----------------------------------------------------------------------------------------------------------------------------
Networking                Networking products for Ethernet         Boca Net-16 Networking Kit              June 1997
                          networks provide workstation and server  Boca Net-8 Networking Kit               June 1997
                          connectivity. The Company offers a full  Boca Networking Starter Kit             June 1997
                          range of Plug and Play Ethernet cards    Boca Net-24 Networking Hub              February 1997
                          as well as interfaces to ISA, VESA and   BOCALANcard 2000+ Combo                 June 1996
                          PCI Bus interfaces.                      BOCALANcard 2000 Plus                   June 1996
                                                                   BOCAHUB-24 Plus                         October 1994
                                                                   BOCAHUB-16 Plus                         February 1994
                                                                   BOCALANcard-PCI                         April 1994
                                                                   BOCALANcard-100/10                      April 1994
                                                                   BOCALANcard-Combo                       May 1994
                                                                   BOCALANcard-TP                          May 1994
                                                                   BOCAHUB-8                               March 1993
-----------------------------------------------------------------------------------------------------------------------------
Video                     Video graphics adapters provide          Voyager 64                              April 1995
                          enhanced resolution and increased        PCI-Bus SuperX VGA                      July 1994
                          performance within both Windows and      SuperX VGA                              September 1991
                          non-Windows-based environments as well   Super VGA                               October 1990
                          as advanced imaging capabilities.
-----------------------------------------------------------------------------------------------------------------------------
I/O, IDE, & Multiport     I/O devices allow additional ports to    Turbo 650                               October 1997
Products                  be added to a PC enabling the end user   Turbo 1x1 I/O Card                      August 1997
                          to connect peripheral equipment, such    Turbo 2x2 I/O Card                      August 1997
                          as modems and printers.                  1x2 I/O Card                            August 1997
                                                                   IDE Plus Controller-VL                  July 1994
                          IDE Products are used to control mass    IDE Plus Controller                     July 1994
                          storage devices such as hard and floppy  IOAT66                                  May 1993
                          disk drives.                             IOAT55                                  January 1993
                          Multiport products allow for the         Boca I/O2BY4                            March 1992 June
                          connection of multiple PCs and           BOCABOARD 8-port                        1994
                          terminals to a single host PC.           BOCABOARD 4-port                        June 1994
-----------------------------------------------------------------------------------------------------------------------------
Internet/TV Adapter       Internet/TV adapters allow end users to  BocaVision                              October 1997
                          surf the Internet and send and receive
                          e-mail using a TV and a regular
                          telephone line.
-----------------------------------------------------------------------------------------------------------------------------
Software                  Boca licenses software that adds value   Cast-a-Vision                           August 1997
                          to its products.                         Data Secure!                            April 1997
-----------------------------------------------------------------------------------------------------------------------------

     Data Communications Products. Modems are used to send and receive data between PCs and other systems, and in the transmission of information in facsimile format. In addition to traditional modems, Boca offers modems with voicemail capability which allow the user to create an inexpensive message handling system. The Company markets both internal and external versions of its modem products. The Company has telephony modems with enhanced capabilities such as data, fax, voice and speakerphone. The Company offers modems with such functions as Plug and Play and Digital Simultaneous Voice over Data ("DSVD"). The Company's DSVD products enable the end user to interact with on-line services on a standard telephone line, thereby delivering such services as electronic merchandising, technical support/trouble shooting and interactive games. The Company also markets, on a limited basis, its PCMCIA (credit card size) modem products for laptop and notebook computers.

     The Company continues to adopt new data communications technologies such as 56Kbps, DSVD and Plug and Play. It appears that 56Kbps is the maximum analog speed. In an effort to offer a faster analog modem, the Company has introduced the 112K DynamicDuo, which combines two 56K modems onto a single ISA card. This allows data transfer rates over regular telephone lines at near-ISDN speeds.

     Although there is significant publicity regarding digital technologies such as ADSL and cable modems, the Company does not believe these technologies will be a significant factor in 1998 because they require either the phone companies (in the case of ADSL) or the cable companies to upgrade equipment in their central sites requiring a financial investment in their infrastructures and requiring additional time. The Company currently markets its modem products worldwide and is certified in certain countries in Europe and the Pacific Rim, including Germany, Holland, Denmark, Finland, Norway, Sweden, United Kingdom, Japan, Singapore and South Korea, as well as in Canada and Israel.

     The Company's Webglider, the first in the Company's line of ISDN products, was shipped in March 1996. The Webglider is an external terminal adapter designed to provide users the option of connecting existing telephone-type (phone, fax and modem) devices as well as computer equipment to ISDN networks. The Webglider offers users network connect speeds of up to 128Kbps as compared to speeds of 56Kbps and 33.6Kbps offered by the Company's analog modems. Net sales were $250,000 in 1997 or less than 1% of net sales. The product family has been discontinued for 1998.

     The Company introduced its first data communications products in 1991. Sales of data communications products accounted for approximately 58%, 85% and 71%, respectively, of the Company's net sales in 1995, 1996 and 1997.

     Networking Products. The use of networking products enables a variety of computers to be linked and has increased with the growth of client-server software. The Company's Ethernet adapter and hub products are designed to provide high performance, cost effective connectivity solutions for small to medium sized businesses. The Company's adapters support Industry Standard Architecture ("ISA"), Peripheral Component Interconnect ("PCI") and local bus systems. The Company has secured Novell certification for its networking products which ensures its customers that its products will be compatible with other Novell certified NetWare network operating system products. The Company's products interface with other networking operating systems including Windows, Windows NT, OS/2, Windows for Workgroups and Lantastic. The Company's product line includes 8, 16 and 24-port hubs, as well as a range of plug and play adapter cards. The Company intends to continue to expand its product line with such offerings as 100 Mbps Ethernet cards. Sales of networking products accounted for approximately 6%, 4% and 5%, respectively, of the Company's net sales in 1995, 1996 and 1997.

     Sales within this category have declined in absolute dollars each of the last three years. The Company anticipates that it will decrease its emphasis on these products for the retail market in the future.

     Video Graphics Products. Video graphics adapters afford the user a variety of capabilities to enhance both Windows and non-Windows display performances. These products range from basic VGA through 64-bit GUI accelerators for Windows, CAD and DOS applications. This marketplace potentially will expand with new applications for providing video processing capabilities to the desktop computer, including 3D. Sales of this product category have declined due to the increased video capability that PC manufacturers are building onto the system's motherboards. Also, since this market is perceived as a niche market with rapidly changing technology requirements, the Company has not placed significant emphasis on this product category and will not do so in the future. Sales of video graphics products accounted for approximately 10%, 4%, and 3%, respectively, of the Company's net sales in 1995, 1996, and 1997, and have declined in absolute dollars.

     I/O, IDE and Multiport Products. I/O and multiport products allow additional serial and parallel ports to be added to a single IBM-compatible PC. These additional ports are used to connect peripheral computer equipment such as modems, terminals, and printers to the PC. Boca offers a variety of I/O boards.

     Boca's IDE adapter products are used to control mass storage devices such as hard and floppy disk drives. This product has been discontinued. Multiport BocaBoards are available in 4 or 8 serial ports with driver support for SCO UNIX, Xenix, and PC-MOS applications. These boards are typically used where several terminals and printers are required such as a store point of sale terminal.

     Sales of I/O, IDE, and multiport products are primarily to an installed base and accounted for approximately 8%, 5%, and 8%, respectively, of the Company's net sales in 1995, 1996, and 1997. The Company has not placed significant emphasis on this product category, and sales have declined in absolute dollars in each of the last three years.

     Multimedia Products. Multimedia products convert ordinary PCs into multimedia PCs by adding sound, voice and data communications capabilities. The Company was one of the first companies to introduce a multimedia product with an integrated speakerphone-sound modem when it introduced its SoundExpression product in December 1994. Sales of multimedia products accounted for approximately 18% of the Company's net sales in 1995 and declined in 1996 to less than 1% of net sales or approximately $1,000,000 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated onto the system board of the PC. In 1997 sales were approximately $1,000,000 and this category is not expected to generate any significant revenue in 1998.

     VideoConferencing. In 1996, the Company introduced the video phone, desktop consumer oriented two-way videoconferencing, for video over regular phone lines. The video phones feature real-time video with full duplex audio, hands-free speakerphone operation, a self view window and simultaneous audio and video. The video phone is compliant with the ITU H.324 international videoconferencing standard. Initial sales of this product category were recognized in the third quarter of 1996 and were approximately $1,000,000 for the year or 1% of net sales. For 1997, product sales were $292,000. There were also significant product returns and a write-down of inventory was recorded for this category.

     Custom Manufacturing In 1997, the Company entered into custom manufacturing to increase the utilization of its manufacturing facilities. Also included in this category is the manufacturing of an Internet/TV appliance for a major consumer electronics company. Sales in this category in 1997 were $8,509,000 and represented 12% of net sales.

     Internet/TV Appliance In 1998, the Company introduced a Boca branded Internet/TV appliance under the name "Boca Vision" which allows consumers to use a regular phone line and a television to access the Internet for information such as the latest news and weather updates, sport scores, business briefs and entertainment and variety news as well as send and receive e-mail -- using a standard remote control that displays the information on the TV screen. In addition to the retail market application, the Company believes that similar products have applications in vertical markets such as Internet service providers, home shopping companies and banks. For example, consumer acceptance of the Internet as a medium for commerce and access to information may drive the banking industry to supply customers with Internet/TV appliances to support at-home banking. The product incorporates a smart card, a credit-card-sized accessory, that has a built-in memory chip to store Internet service provider
(ISP) and user information.

     In 1997, the Company signed a licensing agreement with Acorn Group, an international leader in network computing and Internet/TV appliance technology, to incorporate Acorn's technology into Boca branded set-top products. The companies also agreed to initiate a customer referral program.

     The Company views this product category as a major opportunity for 1998. Given the fact that the market and this product category are in the early stage of development, there can be no assurance that this market will continue to develop or that the Company's product will achieve market acceptance.

     New Products. The Company continues to review opportunities for the development and introduction of new products and new product categories that meet changing end user requirements. Currently, the Company is developing products to expand existing product categories.

     Boca continues to believe that the diversification of its product categories is one of the cornerstones of its future success. The Company believes that it is necessary to respond on a timely basis to market changes in order to remain competitive. However, there can be no assurance that the Company will be able to anticipate future market developments or develop products to meet those needs on a timely basis with price and performance characteristics which would permit those products to compete successfully. For example, past initiatives such as the movie player, ISDN Webglider, Pro 16 high-end modems, videoconferencing and Data Secure have all been below the Company's initial expectations.

SALES CHANNELS

     The Company sells its products worldwide to OEMs, wholesale distributors, retailers, and catalog companies.

     Original Equipment Manufacturers. The Company markets to OEMs who purchase the Company's products and typically incorporate them into their finished products, PCs. The OEM channel of distribution is different from wholesale distributors and retailers in terms of packaging, support, price and terms. The Company generally targets specific products for the OEM marketplace and offers specific marketing arrangements that enable private label packaging and sale of the Company's products. Sales to OEMs accounted for approximately 46%, 56% and 45% of net sales in 1995, 1996 and 1997, respectively.

     Wholesale Distributors. The Company also sells its products through regional, national, and international wholesale distributors. Sales to wholesale distributors accounted for approximately 42%, 34% and 36%, respectively, of the Company's net sales in 1995, 1996 and 1997. The Company's U.S. distributors include major microcomputer wholesale distributors such as Ingram Micro Inc., Tech Data Corporation, and Merisel, Inc., as well as regional wholesale distributors. Net sales to wholesale distributors decreased in absolute dollars from 1995 to 1996 and from 1996 to 1997.

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

     Retailers and Catalog Companies. The Company also sells directly to several retail chains and catalog companies. Similar to its arrangements with wholesale distributors, the Company offers stock rotation privileges and price protection to retailers. Sales to retailers and catalog companies accounted for approximately 12%, 10% and 20%, respectively, of the Company's net sales in 1995, 1996 and 1997. The Company's U.S. retailers and catalog companies include Micro Warehouse Inc., Best Buy Co., and Computer City. The Company intends to continue to maintain a presence in the retail channel, although it may limit the number of retail customers or sell to this channel through wholesale distributors.

     International. The Company sells its products through dealers and distributors worldwide and supports marketing programs with local distributors in certain countries. In 1995, 1996 and 1997, international sales comprised approximately 21%, 28% and 23%, respectively, of the Company's net sales. International sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive to local product offerings or expose the Company to foreign currency exchange losses. In 1997, the U.S. dollar has been strong against major currencies such as the German mark, Japanese yen and many other Asian currencies which caused an increase in the price of the Company's products in these markets. This required the Company to reduce prices and accept lower gross profit margins.

     In support of the Company's strategy to expand its international operations, in September 1995, the Company acquired fifty percent of the Common Stock of MBf/Boca Asia Pacific Sdn Bhd, a Malaysian joint venture between the Company and Hitechniaga Sdn Bhd which primarily distributed the Company's products in the Pacific Rim. Due to the currency turmoil in Asia and the economic problems of that region, the joint venture has experienced significant operating losses. The Company anticipates that this joint venture will be liquidated in 1998. In 1996, the Company formed a distribution partnership, PowerTel BOCA, in India to facilitate product distribution into South Asia, India and parts of Africa. The Company owns 20% of PowerTel BOCA.

SALES AND MARKETING

     The Company sells its products primarily through manufacturer's representatives and its own sales force, which at December 31, 1997 consisted of 13 employees. The Company's domestic sales force is segregated by geographic regions. The Company's international sales effort is managed by the Company's Vice President and General Manager, International, with support from sales managers in the Pacific Rim, Europe and Latin America.

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

TECHNICAL SUPPORT AND CUSTOMER SERVICE

     The Company offers extensive user documentation and a technical support hotline available Monday through Saturday to wholesale distributors, resellers, and end users. The Company's technical analysts answer technical support calls directly and generally provide same-day response to questions that cannot be resolved in the initial phone call. The Company also provides a seven-day, 24 hour electronic bulletin board that makes available current software drivers, technical tips and answers to hardware and software compatibility questions. In addition, the technical support department has implemented a Quick Fax System providing installation tips and technical documents to customers via fax. Boca also provides a support forum on CompuServe and maintains a home page on the Internet's World Wide Web to provide customer support and information. Although the Company's technical support and customer service programs are available to its international customers, the Company typically relies on its foreign distributors to provide these programs. Many of these distributors are trained by the Company's personnel and have direct access to the Company's programs.

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

MANUFACTURING

     The Company began its own manufacturing operation in 1992 to provide the Company with assembly capabilities utilizing SMT. This technology allows increased functional density and reduction in size of the circuit board. Such reduction in size permits increasingly complex circuits to be packaged at closer proximities, enhancing circuit processing speed and thus board and system performance. SMT has enabled the Company to reduce costs, increase capacity, increase production yields, and improve the quality of its products. All of the Company's products are currently designed, manufactured, assembled, tested, and packaged at the Company's manufacturing facility in Boca Raton, Florida using seven high-volume SMT lines, which currently run on two shifts. The Company has the ability to increase its monthly production capacity by updating some of its manufacturing equipment, by adding additional SMT lines and/or by running a third shift.

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

COMPETITION

     The markets for the Company's products are intensely competitive resulting in constant price pressures. Competitive factors include price, product quality and reliability, product availability, credit terms, name recognition, delivery time and post-sale service and support. With respect to these factors, the Company may be at a competitive disadvantage against companies with greater financial, technical, product development, manufacturing or marketing resources. A variety of companies currently offer products that compete directly with the Company's products. The Company's primary U.S.-based competitors are Diamond Multimedia, Global Village, Hayes Microcomputer Products, Motorola, U.S. Robotics/3 Com and Zoom Telephonics. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers, including CIS and GVC, which generally offer these products at significantly lower prices. These suppliers typically market their products through the same distribution channels as the Company. The Company competes with these suppliers on the basis of product quality, delivery times, freight costs, technical support and customer service. In addition, as the Company enters new product markets, the Company expects that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

     There is a trend in original PC system manufacturing to integrate additional functionality onto the system board or to utilize chipsets which provide additional functionality. As PC manufacturers integrate more memory on the system board as well as certain sound and video graphics functions and some interface functions such as IDE controllers, or utilize chipsets which provide such capabilities, the Company's strategy is to broaden its product offerings to offset the decreasing opportunities for PC enhancement products. The Company has relied on OEM opportunities in previous years for a significant percentage of its revenue and has been successful in securing large orders in the past. However, in 1997, the Company lost OEM opportunities to offshore manufacturers who appeared to be pursuing market share by aggressive pricing to PC vendors who integrate modems into their PC product lines. PC vendors also are aggressively pricing systems in an attempt to meet a $1,000 price point which they believe will significantly increase sales. Therefore, OEMs have put significant price pressure on suppliers of PC peripherals, i.e., modems, in an attempt to achieve their pricing goals. Due to excess worldwide manufacturing capacity and the devaluation of many currencies outside the U.S., the PC vendors are better able to achieve this goal of reducing their purchasing costs.

PROPRIETARY RIGHTS AND LICENSES

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

     In 1997, the Company licensed Acorn Group's technology for its Internet/TV appliance including hardware and software designs, TVcentric display, operating system and Internet browser. The TVcentric open-architecture allows Boca's customers to choose from over 4,000 ISPs who support direct Web access. The Company believes this technology will enable the Internet/TV appliance to be specifically tailored to meet an individual customer's needs and may be a differentiating factor in establishing brand preference. However, sales of this product category are unproven.

EMPLOYEES

     As of December 31, 1997, the Company had 249 full-time employees, including 157 in manufacturing and operations, 48 in sales, marketing and customer support, 27 in finance and administration, and 17 in engineering and product development. The Company's success will depend in part on its ability to attract and retain highly qualified technical, marketing, engineering and management personnel. The Company's employees are not covered by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company uses part time employees in its manufacturing operation to balance changes in production levels. The number of part-time employees at December 31, 1997 is 55.

ITEM 2:  PROPERTIES

     The Company's headquarters are located in a 70,000 square feet facility in Boca Raton, Florida. This facility accommodates corporate administration and manufacturing, including final testing, assembly, packaging, and shipping of products. The lease expires in September 2000. The Company leases another 25,000 square feet in a facility adjacent to the headquarters building which is used for human resources, technical support, and warehousing. The lease expires in July 2002. A third facility consisting of 32,000 square feet in Boca Raton is subject to a lease which expires in July 2002. This facility is adjacent to the Company's headquarters and is used for engineering, sales and marketing, purchasing and final assembly and testing for set-top box production. A fourth facility of 10,513 square feet in Boca Raton is subject to a lease which expires on July 2000. This facility is used for product returns and repair.

ITEM 3:  LEGAL PROCEEDINGS

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

     A former shareholder of the Company has filed an action in the United States District Court for the Southern District of Florida against the Company and Anthony F. Zalenski, its President and Chief Executive Officer. The former shareholder claims that he relied on certain statements made directly to him by Mr. Zalenski and certain other statements in deciding not to sell his shares of the Company's Common Stock. The former shareholder claims that such statements were false and misleading and give rise to claims under the Federal securities law and Florida common law. The former shareholder is seeking damages for his trading losses, which are alleged to be in excess of $1 million. The Company cannot predict the outcome of this claim or the effect, if any, of such claim on the Company's operating results or financial condition.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1997.

ITEM 4A:  EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

     Anthony F. Zalenski, 54 years old, has served as President, Chief Executive Officer and a member of the Board of Directors since September 1994. From 1988 to 1994, Mr. Zalenski was employed by Motorola, Inc., most recently as Executive Vice President and Chief Operating Officer of Motorola UDS (Universal Data

Systems), a modem manufacturing subsidiary of Motorola, Inc. Prior to joining Motorola UDS, Mr. Zalenski held various management positions with Comsat Corporation, General Datacomm Industries and AT&T.

     R. Michael Brewer, 55 years old, has served as Senior Vice President of Finance and Chief Financial Officer of the Company since February 1996. From January 1994 to February 1996, Mr. Brewer served as Vice President of Finance of the Company. From September 1978 to January 1994, Mr. Brewer served as Vice President of Finance for the United States operations of Mitel Corporation, a manufacturer of telecommunications equipment. Mr. Brewer is a Certified Public Accountant.

     Michael A. Reale, 58 years old, has served as Senior Vice President of Manufacturing since February 1996. From January 1995 to February 1996, Mr. Reale served as Vice President of Manufacturing. From October 1992 to January 1995, Mr. Reale served as President and Chief Operation Officer of MGV Manufacturing, Inc., a provider of memory modules, manufacturer of proprietary PC designs and contract electronic assembly. From February 1989 to June 1992, Mr. Reale served as Senior Vice President of SCI Systems, Inc., a contract manufacturer.

     Larry L. Light, 42 years old, has served as Vice President of Engineering since February 1995. From July 1981 to January 1995, Mr. Light was employed by IBM Corporation, where he held a variety of management and engineering positions, including Product Manager for several PC Systems.

     Martha A. Ritchason, 58 years old, has served as Vice President of Human Resources of the Company since July 1995. From August 1991 to June 1995, Ms. Ritchason served as Director of Human Resources of the Company. From December 1979 to July 1991, Ms. Ritchason served as Director of Human Resources for the City of Delray Beach, Florida.

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

YEAR                      FISCAL QUARTER ENDED               HIGH        LOW
----                      --------------------               ----        ---
1996  March 31, 1996....................................    25         15 3/4
      June 30, 1996.....................................    25 1/2     16
      September 30, 1996................................    17 1/2      9 1/2
      December 31, 1996.................................    13 3/8     10 3/8

1997  March 31, 1997....................................    10 19/32    6 7/8
      June 30, 1997.....................................     8 3/4      5 1/8
      September 30, 1997................................     9 1/2      6 7/8
      December 31, 1997.................................     9          5 1/8

1998  March 31, 1998 (through March 25, 1998)...........     6 3/16     3 7/8

     As of March 25, 1998, the Company had outstanding 8,741,657 shares of Common Stock held by 328 shareholders of record. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial information for the years ended December 31, 1993 through December 31, 1997 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1994       1995       1996       1997
                                                ----       ----       ----       ----       ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF INCOME DATA:
Net sales...................................  $64,717    $83,594    $143,038   $153,524   $ 70,207
Cost of goods sold..........................   45,142     61,284     107,486    122,855     71,164
                                              -------    -------    --------   --------   --------
          Gross profit (loss)...............   19,575     22,310      35,552     30,669       (957)
                                              -------    -------    --------   --------   --------
Operating expenses:
     Research and development...............    1,493      1,438       2,679      3,073      2,808
     Selling, general and administrative....   12,526     12,391      18,469     18,551     18,366
     Impairment of goodwill.................    1,938          0           0          0          0
                                              -------    -------    --------   --------   --------
          Total operating expenses..........   15,957     13,829      21,148     21,624     21,174
                                              -------    -------    --------   --------   --------
Income (loss) from operations...............    3,618      8,481      14,404      9,045    (22,131)
Non-operating income, net...................      320        472         540        596        837
                                              -------    -------    --------   --------   --------
Income (loss) before income taxes...........    3,938      8,953      14,944      9,641    (21,294)
Income taxes (benefit)......................    1,205      3,217       5,402      3,191     (6,371)
                                              -------    -------    --------   --------   --------
Net income (loss)...........................  $ 2,733    $ 5,736       9,542      6,450    (14,923)
                                              =======    =======    ========   ========   ========
Basic earnings (loss) per share.............  $  0.34    $  0.68    $   1.13   $   0.75   $  (1.71)
                                              =======    =======    ========   ========   ========
Weighted average basic shares outstanding...    8,130      8,401       8,472      8,610      8,718
                                              =======    =======    ========   ========   ========
Diluted earnings (loss) per share...........  $  0.33    $  0.68    $   1.07   $   0.72   $  (1.71)
                                              =======    =======    ========   ========   ========
Weighted average diluted shares
  outstanding...............................    8,316      8,460       8,921      8,941      8,718
                                              =======    =======    ========   ========   ========

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1993       1994       1995       1996       1997
                                                ----       ----       ----       ----       ----
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.............................  $24,087    $27,801    $ 37,854   $ 47,248   $ 34,849
Total assets................................   36,410     41,340      57,678   $ 66,066   $ 50,219
Long-term obligations, net of current
  portion...................................    --         --          --         --         --
Total stockholders' equity..................  $30,004    $36,017    $ 46,607   $ 55,162   $ 40,580

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

RESULTS OF OPERATIONS

     The following discussion of the Company's consolidated results of operations for the years ended December 31, 1995, 1996 and 1997 is based upon the consolidated statements of income data contained in the Company's selected consolidated financial data appearing elsewhere in this Report. The following discussion and analysis should be read in conjunction with the financial information set forth under "Selected Consolidated Financial Data" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

     The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's consolidated statements of income:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1995     1996     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   75.1     80.0    101.4
                                                              -----    -----    -----
  Gross profit (loss).......................................   24.9     20.0     (1.4)
                                                              -----    -----    -----
Operating expenses:
  Research and development..................................    1.9      2.0      4.0
  Selling, general and administrative.......................   12.9     12.1     26.1
                                                              -----    -----    -----
  Total operating expenses..................................   14.8     14.1     30.1
                                                              -----    -----    -----
Income (loss) from operations...............................   10.1      5.9    (31.5)
Non-operating income........................................    0.4       .4      1.2
                                                              -----    -----    -----
Income (loss) before income taxes...........................   10.5      6.3    (30.3)
Income taxes (benefit)......................................    3.8      2.1     (9.0)
                                                              -----    -----    -----
Net income (loss)...........................................    6.7%     4.2%   (21.3)%
                                                              =====    =====    =====

YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

     Net Sales: The Company's net sales decreased by 54.3% from $153,524,000 in 1996 to $70,207,000 in 1997. The decrease was attributable to decreased sales of the Company's data communications products, decreased sales to OEMs and decreased penetration of international markets. The decline in the Company's net sales was due to weak industry conditions caused, in part, by market uncertainty surrounding the competing technologies for the 56Kbps modem which delayed the adoption of an industry standard until 1998 and resulted in consumers delaying their purchasing decision. Sales to OEM customers decreased from $86,000,000 in 1996 to $31,000,000 in 1997 reflecting the inability of the Company to obtain orders from large OEM customers as it had in previous years. The Company believes that OEM opportunities are being lost to offshore manufacturers who are seeking to increase market share by aggressive pricing to PC vendors who integrate modems into their PC product line. The devaluation of many of the Southeast Asia currencies has given this region a cost advantage. Net sales were also adversely affected by a 22% decline in the average selling price of the Company's products, which was more severe in the data communications product category. The Company aggressively pursued increasing its sales through the retail market in 1997 but sales were lower in this channel than in 1996.

     It is anticipated that the factors that adversely affected sales in 1997 will continue in 1998. Even though an industry standard was announced in February 1998 for the 56Kbps modem, there are transitional issues that may delay increases in market demand to the last half of 1998. Pricing pressures will continue into 1998 and will be most dramatic in the OEM channel. In the third quarter of 1997, the Company began manufacturing products on a contract basis for other companies, and these sales are classified as OEM from a channel perspective and classified below as custom manufacturing from a product perspective. In 1997 sales in the custom manufacturing category were approximately $8,509,000 which comprised approximately 27% of the OEM sales in 1997. The majority of these sales was Internet access boxes that work in conjunction with television sets and were derived from one customer.

     International sales increased by approximately 44% in 1996 as compared to 1995, but declined by 64% from 1996 to 1997. In 1995, 1996, and 1997, international sales comprised approximately 21%, 29% and 23%, respectively, of the Company's net sales. International sales declined in 1997 primarily because of reduced sales to Hucom which was the Company's largest international customer in 1996. Sales to Hucom declined by approximately $14,000,000 from 1996 to 1997. International sales were also affected by a decline in sales to Boca's joint venture in Asia. The currency turmoil in Asia affected the pricing competitiveness of Boca's products and the economic turmoil in the region reduced the demand for the Company's product.

     The Company's net sales increased by 7.3% from $143,038,000 in 1995 to $153,524,000 in 1996. The increase was attributable to increased sales of the Company's data communications products, increased sales to OEMs and increased penetration of international markets. The Company's net sales declined in the last six months of 1996 to $61,927,000 from $91,596,000 in the first six months of 1996. This trend continued in 1997 because of weakened industry conditions due in part to the anticipation of availability of 56Kbps analog modem technology which has caused consumers to delay their purchasing decisions, resulting in excess channel inventories. Also, several of the Company's OEM customers entered the fourth quarter of 1996 with high inventories in anticipation of the normally strong fourth quarter. Sales of PCs were weak in the fourth quarter of 1996 which affected the Company's sales to OEM customers as new orders were delayed and backlog was cancelled or rescheduled to a later date.

     Sales to OEMs increased by approximately 32% in 1996 as compared to 1995, but declined by 64% from 1996 to 1997. In 1996, OEM sales to AST Research were $30,133,000 and to N.E.C./Packard Bell were $20,880,000. Sales to these two customers in 1997 were approximately $1,900,000 in the aggregate and accounted for the majority of the decline in OEM sales. Sales to OEMs comprised approximately 46%, 56% and 45%, respectively, of the Company's net sales in 1995, 1996, and 1997.

     The following table presents the net sales for the Company's product categories for the periods indicated. Net sales of Networking, I/O, IDE and Multiport, and Video Graphics products have declined in each of the last four years. This trend is expected to continue into 1998 as the Company places less emphasis on these product categories.

                                                                             YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------------
                     PRODUCT CATEGORIES                           1995      %       1996      %       1997      %
                     ------------------                         --------   ---    --------   ---    --------   ---
                                                                              (DOLLARS IN THOUSANDS)
Data communications.........................................    $ 83,771    58%   $130,931    85%   $ 49,439    71%
Custom manufacturing........................................       --      --        --      --        8,509    12
Multimedia..................................................      25,189    18       1,016     1         968     1
Video graphics..............................................      13,965    10       6,225     4       1,628     3
Video conferencing..........................................       --      --        1,000     1         292   --
I/O, IDE and Multiport......................................      11,642     8       8,027     5       5,737     8
Networking..................................................       8,222     6       6,314     4       3,634     5
Other.......................................................         249   --           11   --        --      --
                                                                --------   ---    --------   ---    --------   ---
    Total net sales.........................................    $143,038   100%   $153,524   100%   $ 70,207   100%
                                                                ========   ===    ========   ===    ========   ===

     Gross Profit. Gross profit decreased from $30,669,000 in 1996 to a loss of $957,000 in 1997, and decreased as a percentage of net sales from 20.0% in 1996 to (1.4%) in 1997. The Company's gross profit percentage has decreased in each of the last five years. In previous years the impact was partially offset with an increase in sales which did not occur in 1997. The gross profit percentage was affected in 1997 by continued pricing pressure which showed a decline in average selling price of 22%, underutilization of the Company's manufacturing operations, the write off and reserves of inventory associated with older generation product, in particular video conferencing products, and higher than normal royalty payments resulting from a settlement of litigation. The Company started to place emphasis on the retail channel in the last quarter of 1996 and during the first six months of 1997 and recognized that it was a difficult channel to achieve acceptable margins. The Company experienced a high return rate and price protection claims from this channel. Therefore, the Company is taking a more cautious approach to this channel by being more selective and limiting the number of customers.

     Gross profit decreased from $35,552,000 in 1995 to $30,669,000 in 1996, and decreased as a percentage of net sales from 24.9% in 1995 to 20.0% in 1996. The decrease is primarily the result of a decrease in selling prices not offset by a corresponding decrease in cost. Entering 1996, the industry was experiencing a shortage of a critical component for the 28.8Kbps modem which created a shortage mentality resulting in customers and manufacturers over ordering and over producing product. The component shortage problem was over by the end of the second quarter of 1996 and, coupled with slower sales, industry pricing pressure became severe as manufacturers attempted to increase sales by reducing prices.

     The gross profit margins for the Company's products depend upon a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs, and the level of utilization of manufacturing capacity. In general, gross profit margins are higher on sales to wholesale distributors and retailers than on sales to OEMs. In addition, gross profit margins on product categories differ. Accordingly, the Company's gross profit margin has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future, depending upon the product and channel mix. Management believes that the lower operating expenses typically associated with OEM sales generally offset their corresponding lower gross profit margins. There could be circumstances, which the Company anticipates will occur during 1998, in which the Company accepts lower gross profit margin sales for purposes such as to phase-out inventory, to utilize manufacturing capacity or to respond to competitive pricing pressures.

     The OEM channel has changed significantly in the last year and the Company has a concern whether acceptable gross profit margins can be achieved if offshore manufacturers continue to pursue an aggressive pricing strategy to increase market share. There is a natural cost advantage that many offshore manufacturers have because of the devaluations of currencies. The current excess worldwide manufacturing capacity is enabling OEMs to negotiate lower prices for data communications products, which they are currently aggressively pursuing.

     Research and Development Expenses. Research and development expenses were $2,679,000 in 1995, $3,073,000 in 1996 and $2,808,000 in 1997, and represented
1.9%, 2.0% and 4.0%, respectively, of net sales for each of those years. In absolute dollars research and development expenses have not materially changed over the last three years. The Company's research and development expenses are focused on development of new products, international certification for the Company's data communications products and prototyping the Company's current product designs for OEM applications. As product life cycles shorten, there is an increased need to recertify more product. Each increase in speed of modems from 28.8Kbps to 33.6Kbps to 56Kbps requires recertification. It is anticipated that research and development expenses in 1998 may be less than 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18,469,000 in 1995, 18,522,000 in 1996, and 18,366,000 in 1997, and represented 12.9%, 12.1%, and 26.1%, respectively, of net sales for each of those years. Included in selling, general and administrative expenses in 1997 was approximately $2,629,000 in provisions for write off of uncollectible accounts which is substantially higher than the company has experienced in previous years. The majority of this writeoff was one customer, Creatix. The Company had entered into a letter of intent to purchase Creatix in early 1997, but the definitive agreement was never executed because certain conditions in the letter of intent were not met. Therefore the Company did not complete the acquisition. The receivable that was written off was the result of the Company selling modem chips to Creatix. Creatix continued to experience operating losses throughout 1997 which impacted its ability to pay the Company. Selling, general and administrative expenses include accounting and legal fees in the amount of approximately $1,700,000, which is approximately $500,000 higher than the previous year. This increase in expense was due to legal costs associated with the possible acquisition of

Creatix and litigation regarding patent infringement and license fees. Also there was a $375,000 expense related to the Company's share of the losses incurred by MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest. Due to the financial difficulties of the joint venture, the Company has also recorded an additional reserve against an outstanding receivable from the joint venture. Also included in selling, general and administrative expenses is $260,000 for each of 1996 and 1997 for consulting fees and expenses recorded for the October 4, 1996 Consulting Agreement entered into by the Company with ArgoQuest, Inc.

     Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales to the various distribution channels, and the particular sales and marketing requirements of each of the channels. Certain selling, general, and administrative expenses have a fixed nature, thus a reduction in net sales could increase selling, general and administrative expenses as a percentage of net sales. It is expected that for at least the first six months of 1998 net sales will be lower than the comparable period in 1997 and selling, general and administrative expenses as a percentage of net sales will increase.

     Provision for Income Taxes. Federal and state income taxes have been provided for at an effective rate of 36.1% in 1995 and 33.1% in 1996 and an income tax benefit at the rate of 29.9% in 1997. The differences in the Company's effective tax rate from the statutory rate are primarily due to the operations of the Company's foreign sales corporation as well as in 1997 a valuation allowance on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company's working capital decreased by $12,398,519 from December 31, 1996. This decrease was represented by a decrease in trade receivables of $15,444,145, a decrease in inventories of $3,504,321, a decrease in other current assets of $420,774, offset by an increase in cash and cash equivalents of $378,837, an increase in prepaid and deferred income taxes of $5,326,389, and a decrease in current liabilities of $1,265,495, consisting of decreases in accounts payable of $768,105 and in accrued expenses and other liabilities of $497,390 as detailed in Note 5 to the Consolidated Financial Statements. The increase in cash and cash equivalents in 1997 primarily resulted from cash provided by operations of $1,461,000 offset by capital expenditures of $1,404,000.

     Accounts receivable decreased significantly in 1997 as a result of lower sales and higher uncollectible accounts. Receivable days outstanding is 60 days at December 31, 1997 which the Company believes is within the industry norm. Accounts receivables are presented net of allowances for product returns, price protection and doubtful accounts which are estimations by management of receivables that will not be collected because of product returns, price protection credits, customer disputes for short shipments, disputed claims and bad debts. These allowances totaled 12.7% and 18.7% of gross receivables as of December 31, 1996 and December 31, 1997, respectively. In making its estimation, the Company's management considers the level of sales, the type of customers (international or domestic), the channel mix (OEM, wholesale distributor or retailer and catalog companies), product price changes and competitive price protection requirements. Should the actual amounts of product returns, price protection and uncollectible accounts exceed the estimated amounts used in recording the allowances, additional charges to operations would be required. Inventories decreased in 1997 as a result of lower sales. At the Company's fourth quarter sales level, the inventory represents approximately four months of sales. It is anticipated that sales may be lower in the first quarter of 1998 compared to the fourth quarter of 1997.

     The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company has a secured $12,000,000 revolving line of credit with a commercial bank which expires on May 31, 1998. The line of credit was amended as of December 31, 1997 to change the financial covenants and to grant the bank a security interest in accounts receivable. As of December 31, 1997, no borrowings were outstanding under this line of credit. The line of credit permits borrowings of the lesser of $12,000,000 or 60% of qualified receivables. Based on the current levels of customer receivables, the maximum amount the Company could borrow under its secured credit line is approximately $7,000,000. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limit the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. The line of credit expires on May 31, 1998 and there can be no assurance that the Company will be able to renew the line on similar terms, if at all. If for any reason the Company is unable to renew its existing line of credit, there can be no assurance that the Company will be able to obtain a replacement facility on similar terms, if at all.

     The Company currently believes that the combination of cash generated from operations, the Company's existing cash balances and availability under its line of credit or replacement facility will be sufficient to meet its liquidity and capital requirements for the next twelve months. However, the Company's losses were substantial in 1997 and sales in the first quarter of 1998 are anticipated to be less than the fourth quarter of 1997. Therefore, the Company will record a loss in the first quarter of 1998, which will result in the use of the cash resources of the Company. If the Company can reduce inventories to a level which is more in line with anticipated sales, this should improve cash generated from operations and preserve the Company's cash resources.

     The Company regularly evaluates acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company effects one or more acquisitions, the Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing may be required to finance such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

YEAR 2000 MATTERS

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or other equipment or systems that have or rely on time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system or equipment failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Company is in the process of identifying and assessing the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company expects to complete the assessment, formalize its plan for corrective action, and estimate the potential incremental costs required to address this issue by December 1998. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and the software or equipment incorporated into the Company's products. The Company also believes that the Year 2000 issue will not have a significant impact on the financial position or results of operations, although there can be no assurance, at least until the Company completes the assessment process.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

     New Products, Technological Changes And Inventory Management. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The introduction of competing technologies for the 56Kbps modem and the marketing activities to promote the advantages of such technology heightened the competitive pressures in the industry. Each increase in speed in modem technology has had transition issues; however, the Company believes that the transition to 56Kbps technology is resulting in more extensive upgrade policies which may result in lower gross margins. Moreover, price decreases have occurred earlier in the 56Kbps product cycle than occurred with 14.4Kbps and 28.8Kbps products.

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

     Because the majority of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. In this regard, demand for the Company's SoundExpression multimedia products declined in the last six months of 1995 and throughout 1996 due to the increased use by OEMs of chipsets incorporating sound and modem features which are integrated into the system board of the PC. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened at 40% and that PC growth will slow as PCs become more of a replacement market. This could impact modem sales to the Company's OEM customers in the future. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

     Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and may continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include the level of demand for the Company's products, competitive pricing pressures, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, the availability and pricing of components for the Company's products, the timing of phase-outs of the Company's products, variations in the Company's product mix and component costs, variations in the proportion of sales made to wholesale distributors, OEMs and retailers, product returns or price protection charges from customers, the timing of sales of the Company's products to end users by the Company's customers, seasonal promotions by the Company, its customers and competitors, economic conditions prevailing within the computer industry and economic conditions generally. Quarterly sales depend on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order products on an as-needed basis, and accordingly the Company has historically operated with a relatively small backlog. Moreover, as is typical for companies in the PC industry, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. There can be no assurance that the Company will be able to return to its growth in sales or profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock. As a result of declining sales and reduced margins, the Company will report a net loss for the first quarter of 1998.

     Dependence on Custom Manufacturing Sales. In the third quarter of 1997, the Company began manufacturing products on a contract basis for other companies. Custom manufacturing sales accounted for approximately 12% of the Company's net sales for the year ended December 31, 1997. The Company has only recently begun custom manufacturing and, accordingly, the Company has limited experience in the management and operation of custom manufacturing services. Moreover, the contract manufacturing industry is highly fragmented and intensely competitive industry. In addition, the level and timing of orders placed by the Company's contract manufacturing customers vary due to customer attempts to manage inventory, changes in the customer's manufacturing strategy and variation in demand for the customer's product. For all of these reasons, there can be no assurance that the Company will be successful in developing its custom manufacturing services. The inability of the Company to expand its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition.

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

     International Operations. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certifications for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The strength of the U.S. dollar in early 1997 did have a negative impact for 1997 which is expected to continue in 1998. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

     Dependence on Suppliers. The major components of the Company's products include circuit boards, microprocessors, chipsets and memory components. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained from single sources. Certain modem chipsets used in the Company's data communications products in the past have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the computer industry, the Company has, from time to time, experienced difficulty in obtaining certain components. The Company has no guaranteed supply arrangements with any of its suppliers and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortages of components not only limit the Company's production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While the Company believes that with respect to its single source components it could obtain similar components from other sources, it could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future which could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Significant increases in the prices of these components could also have a material adverse effect on the Company's operating results since the Company may not be able to adjust product pricing to reflect the increases in component costs. Moreover, a number of components for the Company's products are obtained from foreign suppliers. Increases in tariffs on such components or fluctuations in exchange rates could result in increases in the prices paid by the Company for these components, which could impact the Company's ability to compete with foreign manufacturers and have a material adverse effect on the Company's operating results.

     Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 45% of net sales in 1997. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. In 1996, the Company's three largest OEM customers accounted for approximately 42% of the Company's net sales; and in 1997, sales to these customers were approximately 4.4%. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

     The Company's three largest wholesale distributors accounted for approximately 18% of the Company's net sales in 1997. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996 and from 1996 to 1997.

     During the second half of 1996 and the first half of 1997, the Company focused on entering the retail channel. However due to the high cost of channel entry as well as the sales promotions, advertising, and marketing expenses required to maintain a direct relationship, the Company is limiting its number of retail customers and may address this channel through wholesale distribution.

     Competition. The markets for the Company's products are intensely competitive resulting in constant pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products that compete directly with the Company's products. These competitors could introduce additional products or add features to their existing products that are superior to the Company's products or that achieve greater market acceptance. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers which generally offer products at significantly lower prices. The introduction of lower priced competitive products or significant price reductions by the Company's competitors would result in price reductions in the Company's products that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new product markets, such as Internet TV appliances, cable modems and videoconferencing, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           PAGE
                                                                           ----
    (1)    Financial Statements
           Independent Auditors' Report of Deloitte & Touche LLP.......      23
           Consolidated Balance Sheets.................................      24
           Consolidated Statements of Income...........................      25
           Consolidated Statements of Stockholders' Equity.............      26
           Consolidated Statements of Cash Flows.......................      27
           Notes to Consolidated Financial Statements..................      28
    (2)    Financial Statement Schedules
           Schedule II -- Consolidated Valuation and Qualifying              38
           Accounts....................................................

     Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Boca Research, Inc.

     We have audited the accompanying consolidated balance sheets of Boca Research, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boca Research, Inc. and subsidiaries at December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 12, 1998

                      BOCA RESEARCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                              -------------------------------------------
                                                                      1996                   1997
                                                                      ----                   ----
                                                 ASSETS
Current Assets:
     Cash and cash equivalents (Note 1).....................      $ 7,825,801            $ 8,204,638
     Trade receivables, net (Notes 1,10,11).................       27,167,474             11,723,329
     Inventory, net.........................................       18,380,520             14,876,199
     Prepaid expenses and other assets......................          890,297                469,523
     Refundable and deferred income taxes (Notes 1,4).......        3,887,608              9,213,997
                                                                  -----------            -----------
          Total current assets..............................       58,151,700             44,487,686
Property and equipment, net (Notes 1,3).....................        7,052,240              5,539,496
Non-current portion of deferred income taxes (Notes 1,4)....          274,792                     --
Other assets (Note 11)......................................          587,122                191,611
                                                                  -----------            -----------
TOTAL.......................................................      $66,065,854            $50,218,793
                                                                  ===========            ===========
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................      $ 7,314,472            $ 6,546,367
     Accrued expenses and other liabilities (Note 5)........        3,589,382              3,091,992
                                                                  -----------            -----------
          Total current liabilities.........................       10,903,854              9,638,359
                                                                  -----------            -----------
Commitments and contingencies (Notes 7,9)
Stockholders' equity (Note 8):
     Preferred stock, 5,000,000 $.01 par value shares
      authorized, none issued and outstanding at December
      31, 1996 and 1997.....................................
     Common stock, 25,000,000 $.01 par value shares
      authorized, 8,678,883 and 8,725,079 issued and
      outstanding at December 31, 1996 and 1997,
      respectively..........................................           86,789                 87,251
     Additional paid-in capital.............................       25,573,639             25,914,738
     Retained earnings......................................       29,501,572             14,578,445
                                                                  -----------            -----------
          Total stockholders' equity........................       55,162,000             40,580,434
                                                                  -----------            -----------
TOTAL.......................................................      $66,065,854            $50,218,793
                                                                  ===========            ===========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                         YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------------------------------
                                                           1995                    1996                    1997
                                                           ----                    ----                    ----
Net sales (Note 10)............................        $143,038,331            $153,523,545            $ 70,206,609
Cost of goods sold.............................         107,486,109             122,854,506              71,163,861
                                                       ------------            ------------            ------------
          Gross profit (loss)..................          35,552,222              30,669,039                (957,252)
                                                       ------------            ------------            ------------
Operating expenses:
     Research and development..................           2,679,114               3,072,755               2,808,023
     Selling, general and administrative.......          18,469,308              18,551,511              18,366,202
                                                       ------------            ------------            ------------
          Total operating expenses.............          21,148,422              21,624,266              21,174,225
                                                       ------------            ------------            ------------
Income (loss) from operations..................          14,403,800               9,044,773             (22,131,477)
                                                       ------------            ------------            ------------
Non-operating income (expense):
     Interest income...........................             167,820                 163,034                 508,108
     Other income..............................             394,370                 468,602                 345,652
     Interest expense..........................             (21,536)                (35,749)                (16,238)
                                                       ------------            ------------            ------------
          Total non-operating income, net......             540,654                 595,887                 837,522
                                                       ------------            ------------            ------------
Income (loss) before income taxes..............          14,944,454               9,640,660             (21,293,955)
Income taxes (benefit) (Notes 1,4).............           5,402,011               3,190,562              (6,370,828)
                                                       ------------            ------------            ------------
Net income (loss)..............................        $  9,542,443            $  6,450,098            $(14,923,127)
                                                       ============            ============            ============
Basic earnings (loss) per share................        $       1.13            $       0.75            $      (1.71)
                                                       ============            ============            ============
Weighted average basic shares outstanding......           8,471,750               8,610,081               8,718,090
                                                       ============            ============            ============
Diluted earnings (loss) per share..............        $       1.07            $       0.72            $      (1.71)
                                                       ============            ============            ============
Weighted average diluted shares outstanding....           8,920,552               8,940,622               8,718,090
                                                       ============            ============            ============

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                      --------------------------   ADDITIONAL                       TOTAL
                                           NUMBER                    PAID-IN       RETAINED     STOCKHOLDERS'
                                         OF SHARES       AMOUNT      CAPITAL       EARNINGS        EQUITY
                                         ---------       ------    ----------      --------     -------------
Balance at December 31, 1994........     8,424,685       $84,247   $22,424,118   $13,509,031     $36,017,396
Stock options exercised.............        98,074           981       609,216                       610,197
Tax benefit of options exercised....                                   436,641                       436,641
Net income..........................                                               9,542,443       9,542,443
                                         ---------       -------   -----------   -----------     -----------
Balance at December 31, 1995........     8,522,759        85,228    23,469,975    23,051,474      46,606,677
Stock options exercised.............       156,124         1,561     1,496,919                     1,498,480
Tax benefit of options exercised....                                   606,745                       606,745
Net income..........................                                               6,450,098       6,450,098
                                         ---------       -------   -----------   -----------     -----------
Balance at December 31, 1996........     8,678,883       $86,789   $25,573,639   $29,501,572     $55,162,000
Stock options exercised.............        46,196           462       321,159                       321,621
Tax benefit of options exercised....                                    19,940                        19,940
Net loss............................                                             (14,923,127)    (14,923,127)
                                         ---------       -------   -----------   -----------     -----------
Balance at December 31, 1997........     8,725,079       $87,251   $25,914,738   $14,578,445     $40,580,434
                                         =========       =======   ===========   ===========     ===========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          1995           1996           1997
                                                          ----           ----           ----
OPERATING ACTIVITIES
Net income (loss)...................................  $  9,542,443   $  6,450,098   $ (14,923,127)
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization..................     2,615,591      3,057,983       2,917,002
     Change in assets and liabilities:
     (Increase) decrease in:
       Receivables..................................    (9,880,326)    (4,296,105)     15,444,145
       Inventory....................................   (10,983,704)     4,076,245       3,504,321
       Prepaid expenses and other assets............      (635,359)        34,719         816,285
       Deferred income taxes........................    (1,314,259)      (649,855)        418,281
     Increase (decrease) in:
       Accounts payable.............................     2,772,264      1,477,143        (768,105)
       Accrued expenses and other liabilities.......     2,448,147     (1,038,102)       (497,390)
       Income taxes payable (refundable)............       965,570     (1,040,266)     (5,449,938)
                                                      ------------   ------------   -------------
       Net cash provided by (used in) operating
          activities................................    (4,469,633)     8,071,860       1,461,474
                                                      ------------   ------------   -------------
INVESTING ACTIVITIES
  Capital expenditures..............................    (2,623,476)    (2,222,033)     (1,404,258)
  Loan to related party.............................      (205,289)
  Loan repayment from related party.................       500,000
                                                      ------------   ------------   -------------
       Net cash used in investing activities........    (2,328,765)    (2,222,033)     (1,404,258)
                                                      ------------   ------------   -------------
FINANCING ACTIVITIES
  Exercise of stock options.........................       610,197      1,498,480         321,621
                                                      ------------   ------------   -------------
       Net cash provided by financing activities....       610,197      1,498,480         321,621
                                                      ------------   ------------   -------------
Net increase (decrease) in cash and cash
  equivalents.......................................    (6,188,201)     7,348,307         378,837
Cash and cash equivalents at beginning of year......     6,665,695        477,494       7,825,801
                                                      ------------   ------------   -------------
Cash and cash equivalents at end of year............  $    477,494   $  7,825,801   $   8,204,638
                                                      ============   ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
       Income taxes (net of refunds)................  $  5,750,700   $  4,880,683   $  (1,339,171)
                                                      ============   ============   =============
       Interest.....................................  $     21,536   $     35,749   $      16,238
                                                      ============   ============   =============

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business. Boca Research, Inc. (the "Company") designs, manufactures, markets and supports data communications, videoconferencing, multimedia and networking products to facilitate the transmission of information on personal computers and computer networks. The Company sells its products primarily to original equipment manufacturers, wholesale distributors and retailers and catalog companies principally in the United States, Europe and the Far East. In 1997, the Company began offering contract manufacturing services for both Internet/TV appliances and other board-level products. The majority of the Company's operations are located in Boca Raton, Florida.

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

     The Company currently buys certain components used in its products from single sources. In addition, certain modem chipsets used in the Company's data communications products have in the past been in short supply and are frequently on allocation by suppliers. Although there are a limited number of manufacturers of these chipsets, management believes that other suppliers could provide similar chipsets on comparable terms. However, a change in suppliers or shortages in the availability of the chipsets, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

     Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the lesser of the estimated useful lives of five years or the lease term for leasehold improvements.

     Long-Lived Assets. Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of an impairment loss for such long-lived assets would be based on the fair value of the asset. Long-lived assets to be disposed of are reported generally at the lower of the carrying amount or fair value less cost to sell.

     Research and Development Costs. Research and development costs are expensed as incurred.

     Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

computed annually for differences between the financial statement and tax bases of assets and liabilities and carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

     Earnings (Loss) Per Share. In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128, which supersedes Accounting Principles Board ("APB") Opinion No. 15, requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. All prior-period earnings per share data have been restated. For the years ended December 31, 1995 and 1996, primary earnings per share was $1.07 and $0.72, respectively, and fully diluted earnings per share was $1.06 and $0.72, respectively. The computation of diluted earnings per share for the years ended December 31, 1995 and 1996 includes weighted average shares of 448,802 and 330,541, respectively, for the effect of options. As a result of the Company's net loss for the year ended December 31, 1997, primary and fully diluted net loss per share would not differ from basic and diluted loss per share, as computed under SFAS No. 128. Options to purchase 1,190,391 shares at a weighted average price of $7.97, which were outstanding at December 31, 1997, have been excluded from the computation of net loss per share for the year ended December 31, 1997 because their effect would have been antidilutive.

     Revenue Recognition. The Company recognizes revenue from product sales upon shipment, when title passes. Under specified conditions, certain customers are allowed to return products for credit. Also, under the terms of some of the agreements, in the event the Company reduces its selling prices, the customers receive credit for the difference between the original purchase price of product remaining in specified levels of their inventories and the Company's reduced price for such products. The Company records allowances for estimated returns and price adjustments. The allowance for sales returns, allowances and price protection was $2,625,000 and $1,300,000 at December 31, 1996 and 1997,
respectively, and is netted against accounts receivable. Reductions in selling prices and product returns may result from events, such as actions by competitors, technological changes and others, which may be difficult to predict and may be beyond the Company's control. Accordingly, actual returns, allowances and price protection may vary significantly in the near term from the estimates used in recording the allowances.

     Trade receivables are presented net of an allowance for doubtful accounts of $1,326,008 and $1,400,000 as of December 31, 1996 and 1997, respectively.

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

     Costs of advertising by the Company are expensed as incurred. Total advertising expense for 1995, 1996 and 1997 was $4,132,602, $3,735,187 and
$2,227,531, respectively.

     Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 1997 presentation.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  INVENTORY

     Inventory consists of the following:

                                                        AT DECEMBER 31,
                                                  ----------------------------
                                                     1996             1997
                                                     ----             ----
Raw materials...............................      $13,540,462      $11,075,213
Work-in-progress............................        5,779,063        4,924,500
Finished goods..............................        1,460,995        2,376,486
Inventory reserve...........................       (2,400,000)      (3,500,000)
                                                  -----------      -----------
                                                  $18,380,520      $14,876,199
                                                  ===========      ===========

3.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                        AT DECEMBER 31,
                                                  ----------------------------
                                                     1996             1997
                                                     ----             ----
Machinery and equipment.....................      $13,328,709      $14,339,479
Furniture and fixtures......................          597,702          597,702
Leasehold improvements......................        1,121,586        1,236,905
Vehicles....................................           74,641           74,641
                                                  -----------      -----------
     Total cost.............................       15,122,638       16,248,727
Less accumulated depreciation...............       (8,070,398)     (10,709,231)
                                                  -----------      -----------
                                                  $ 7,052,240      $ 5,539,496
                                                  ===========      ===========

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was $2,398,557, $2,872,990 and $2,939,848.

4.  INCOME TAXES

     The net deferred tax asset in the accompanying balance sheets includes deferred tax assets (liabilities) attributable to the following items:

                                                         AT DECEMBER 31,
                                                    --------------------------
                                                       1996            1997
                                                       ----            ----
Accounts receivable allowances................      $1,285,197         852,226
Accrued expenses..............................         648,174         621,372
Inventory reserve.............................         864,000       1,286,250
Goodwill......................................         628,365         585,317
Depreciation..................................        (410,034)       (500,939)
Allowance for product warranties..............         106,560         130,830
State net operating loss carryforward.........              --         599,388
AMT credit carryforward.......................              --         174,801
                                                    ----------      ----------
Gross deferred tax asset......................      $3,122,262       3,749,245
Valuation allowance...........................              --      (1,045,265)
                                                    ----------      ----------
                                                    $3,122,262      $2,703,980
                                                    ==========      ==========

     The Company has a Florida net operating loss carryforward available to offset future Florida taxable income of approximately $11 million which will expire in 2012.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The components of income taxes (benefit) in the accompanying statements of income are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                               1995                  1996                  1997
                                                               ----                  ----                  ----
Federal:
     Current..........................................      $6,156,581            $3,527,431           $(6,804,109)
     Deferred.........................................      (1,204,737)             (595,700)              418,281
                                                            ----------            ----------           -----------
          Total.......................................       4,951,844             2,931,731            (6,385,828)
                                                            ----------            ----------           -----------
State:
     Current..........................................         559,689               312,986                15,000
     Deferred.........................................        (109,522)              (54,155)                    0
                                                            ----------            ----------           -----------
                                                               450,167               258,831                15,000
                                                            ----------            ----------           -----------
          Total.......................................      $5,402,011            $3,190,562           $(6,370,828)
                                                            ==========            ==========           ===========

     The Company's effective income tax rate differed from the statutory federal rate of 35% as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                1995        1996        1997
                                                                ----        ----        ----
Statutory rate applied to income before income taxes....        35.0%       35.0%       35.0%
Increase (decrease) in income taxes resulting from:
     Rate differential..................................         --         (1.0)       (1.0)
     Valuation allowance................................         --          --         (4.9)
     State income taxes.................................        2.0         1.8          2.5
     Exempt foreign trade income........................        (2.7)       (3.3)        0.5
     Other, net.........................................        1.8         0.6         (2.2)
                                                                ----        ----        ----
     Effective income tax rate..........................        36.1%       33.1%       29.9%
                                                                ====        ====        ====

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

     Accrued expenses consist of the following:

                                                                        AT DECEMBER 31,
                                                          --------------------------------------------
                                                                 1996                      1997
                                                                 ----                      ----
Cooperative advertising.................................      $  733,157                $  250,000
Salaries, wages, benefits and bonuses...................       1,158,684                   836,812
Commissions.............................................          70,848                    58,150
Allowance for product warranties........................         296,000                   356,000
Other...................................................       1,333,693                 1,591,030
                                                              ----------                ----------
                                                              $3,589,382                $3,091,992
                                                              ==========                ==========

6.  LINE OF CREDIT

     The Company has a secured revolving line of credit agreement expiring May 31, 1998, which permits borrowings of the lesser of $12,000,000 or 60% of qualified accounts receivable. Based on the current level of customer receivables, the maximum amount the Company could borrow under its secured line of credit is $7,000,000. Under the terms of the loan agreement relating to the line of credit, the Company may elect the interest rate to be either the bank's prime rate or the London InterBank Offered Rate (LIBOR) plus 1 1/2%. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the bank's consent. The line of credit was amended as of December 31, 1997 to grant the bank a security interest in all of the Company's accounts

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

receivable and to change the financial ratios. No borrowings were outstanding as of December 31, 1996 and 1997.

7.  COMMITMENTS AND CONTINGENCIES

     Rent expense for the years ended December 31, 1995, 1996 and 1997 was $1,171,872, $818,223 and $974,124, respectively. During 1995, the Company incurred additional rent expense of approximately $269,000 to record the effect of vacating two leased facilities.

     The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices, warehouses and manufacturing facilities. The aggregate minimum annual payments under such leases for the years ending December 31, 1998, 1999, 2000, 2001 and 2002 are $819,800,
$725,394, $560,988, $306,471 and $166,005, respectively.

     The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company has recently received communications from IBM Corporation ("IBM") alleging that certain of the Company's products infringe the patent rights of IBM. The Company is presently investigating this claim and is not yet in a position to fully evaluate the merits of such claim. The Company cannot predict the outcome of this claim or any similar claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition. No provision has been recorded for any loss that may result from the ultimate resolution of this uncertainty.

     A former shareholder of the Company has filed an action in the United States District Court for the Southern District of Florida against the Company and Anthony F. Zalenski, its President and Chief Executive Officer. The former shareholder claims that he relied on certain statements made directly to him by Mr. Zalenski and certain other statements in deciding not to sell his shares of the Company's Common Stock. The former shareholder claims that such statements were false and misleading and give rise to claims under the Federal securities law and Florida common law. The former shareholder is seeking damages for his trading losses, which are alleged to be in excess of $1 million. The Company cannot predict the outcome of this claim or the effect, if any, of such claim on the Company's operating results or financial condition.

     On October 4, 1996, the Company entered into a Consulting Agreement with ARGOQUEST, Inc., a California corporation ("ArgoQuest") pursuant to which ArgoQuest was retained to serve as a consultant to the Company with respect to sales to retail accounts, wholesale distributors and original equipment manufacturers. The Consulting Agreement provides ArgoQuest with the right to be granted options to purchase shares of Common Stock of the Company, subject to the Company achieving specified net sales, as defined in the Consulting Agreement, during certain periods, in addition to receiving monthly consulting fees. For the years ended December 31, 1996 and 1997, the Company recorded $256,000 and $260,000 of expense, respectively, representing the monthly consulting fees and expenses due under the Consulting Agreement. Since none of the specified net sales targets were achieved by ArgoQuest, no options were granted pursuant to the Consulting Agreement during the year ended December 31, 1997. In accordance with the terms of the Consulting Agreement, the Company has notified ArgoQuest that it will terminate the Agreement, effective March 31, 1998.

8.  STOCK OPTION AND PURCHASE PLANS

     On June 9, 1992, the Board of Directors with the approval of the Company's shareholders adopted a Non-Qualified Stock Option Plan (the "Plan") pursuant to which a maximum of 200,000 shares of common stock were reserved for grant to key employees. The options granted under the Plan expire six years from the date of grant and, except as otherwise determined from time to time by the Board of Directors, are not exercisable during the first 12 months after the date of grant. The options become exercisable as to 20% of the shares covered thereby upon the expiration of 12 months after the date of grant and as to an additional 20%

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

upon the expiration of each of the next four succeeding twelve month periods. As of December 31, 1997 these options have been cancelled.

     The Board of Directors and shareholders adopted the 1992 Stock Option Plan (the "1992 Plan") pursuant to which, as subsequently amended, a maximum of 1,700,000 shares of common stock are reserved for grant. The 1992 Plan also provides that no more than 250,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 1992 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees and officers of the Company. The exercise price of the options (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company) shall be as determined by the Compensation Committee of the Board of Directors.

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

     In 1996, the Board of Directors and shareholders approved the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan"). The 1996 Director Plan provided that on the date the Plan was approved by the Company's shareholders each non-employee director received an option to purchase 15,000 shares of common stock. The exercise price per share for all options granted under the plan is equal to the fair market value of the common stock on the date of grant. All options vest in three equal annual installments beginning on the first anniversary of the date of grant. A maximum of 200,000 shares of common stock have been reserved for grant under the plan. In January 1998, the Board of Directors approved an amendment to the 1996 Director Plan pursuant to which each non-employee director will be entitled to be granted an option to purchase 10,000 shares of common stock on the date of his initial election to the Board and on the date of each annual meeting of the Company's shareholders at which such director is reelected. In addition, the Chairman of the Board of Directors is entitled to be granted an option to purchase 5,000 shares of common stock on the date of his election as Chairman and on the date of each reelection. All options will vest immediately on the date of grant. The amendment is subject to the approval of shareholders at the next annual meeting of shareholders.

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

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the status of the Company's stock options as of December 31, 1995, 1996 and 1997 and changes during the years ended on those dates is presented below:

                                               1995                  1996                   1997
                                        ------------------   --------------------   --------------------
                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                  AVERAGE                AVERAGE                AVERAGE
                                                  EXERCISE               EXERCISE               EXERCISE
                                        SHARES     PRICE      SHARES      PRICE      SHARES      PRICE
                                        -------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year......  600,000    $6.18       876,000    $ 9.44    1,153,165    $13.37
Granted...............................  403,000    13.31       543,408     18.17      996,716      7.30
Exercised.............................   79,332     6.15       135,379      8.17       22,167      6.10
Cancelled.............................   47,668     6.55       130,864     12.35      937,323     13.95
                                        -------              ---------              ---------
Outstanding at end of year............  876,000     9.44     1,153,165     13.37    1,190,391      7.97
                                        =======              =========              =========
Exercisable at end of year............  195,332     6.43       331,167      8.58      396,801      7.71
                                        =======              =========              =========

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                   NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICE   AT 12/31/97   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/97    EXERCISE PRICE
--------------   -----------   ----------------   ----------------   -----------   ----------------
$ 5.25 -  7.90       847,682         9.4               $ 6.33          294,665          $ 5.63
  7.91 - 11.85       216,300         8.9                 9.11           43,333           11.12
 11.86 - 17.80        65,000         8.0                12.21           38,333           12.17
 17.81 - 25.00        61,409         8.2                22.19           20,470           22.19
                 -----------                                           -------
                   1,190,391         9.2                 7.97          396,801            7.71
                 ===========                                           =======

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income for 1995 and 1996 would have been $9,285,804 and $4,563,456, respectively and the Company's pro forma net loss for 1997 would have been $16,625,691. Pro forma earnings per share for 1995 and 1996 would have been $1.10 and $0.53, respectively, for basic shares outstanding and $1.04 and $0.51, respectively, for diluted shares outstanding. Pro forma loss per share for 1997 would have been $1.91. The weighted average fair value of the options granted during 1995, 1996 and 1997 was estimated at $8.37, $11.12 and $4.61, respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 60%, risk-free interest rate of 7.22%, 5.69% and 6.09%, respectively, and expected lives of six years.

     Subsequent to December 31, 1997, the Company granted options to purchase 159,133 shares at a price range of $3.97 to $5.38 to both new and existing employees. Subsequent to December 31, 1997, 202,845 options were cancelled.

     The Board of Directors and shareholders adopted a 1992 Employee Stock Purchase Plan (the "1992 Purchase Plan"). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period which commences on January 1 and July 1 of each year. During 1996 and

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1997, there were 20,745 and 24,029 shares issued in connection with this plan, respectively. At December 31, 1997, there were options to purchase 16,578 shares at a price of $4.46 granted and exercisable under this plan.

9.  SAVINGS PLAN

     In January 1992, the Board of Directors adopted a Savings Incentive Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan upon completion of six months of employment. Each employee may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 33% on each anniversary date of employment. Amounts credited to an employee's account may be distributed to the employee at the earliest of (a) the termination of the employee's employment with the Company; (b) the termination of the Plan, or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan are taxable to the employee until such amounts are distributed to the employee. However, contributions made by the Company are tax deductible. During the years ended December 31, 1995, 1996 and 1997 the Company's contribution expense to the Savings Plan aggregated $127,306, $155,944 and $119,319, respectively.

10.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA

     The Company sells its products primarily to national, regional and international wholesale distributors and OEM customers. Sales to distributors accounted for 42%, 34% and 36% of the Company's net sales in 1995, 1996 and 1997, respectively. Sales to OEM customers accounted for 46%, 56%, and 45% of the Company's net sales in 1995, 1996, and 1997, respectively.

     Sales to customers who contributed 10% or more of net sales during the years ended December 31, 1995, 1996 and 1997 and the related receivable balances at the end of each year were as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1995            1996           1997
                                                        ----            ----           ----
Net sales
     Customer A.................................    $ 14,682,577    $  9,394,212    $ 7,197,475
     Customer B.................................       6,685,332       3,225,686      1,983,663
     Customer C.................................      10,955,818       8,511,577      3,711,120
     Customer D.................................      24,582,391      20,879,575             --
     Customer E.................................          39,741      30,133,475      2,876,023
     Customer F.................................       5,581,633      13,893,362        229,804

                                                                AS OF DECEMBER 31,
                                                    -------------------------------------------
                                                        1995            1996           1997
                                                        ----            ----           ----
Accounts receivable
     Customer A.................................    $  1,826,643    $  3,504,586    $ 1,428,217
     Customer B.................................       1,565,644         498,899        211,872
     Customer C.................................       2,059,405       1,983,285        980,991
     Customer D.................................       4,030,380       8,621,035          1,957
     Customer E.................................          39,741       2,527,423         12,925
     Customer F.................................       2,867,133       2,477,051         15,577

     In 1997 only customer A contributed more than 10% of net sales.

     Customers A, B and C are wholesale distributors; customers D, E and F are OEMs.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company sells its products in the United States and in foreign countries primarily through its own sales force and independent manufacturer representative organizations. Net sales by geographic region for the years ended December 31, 1995, 1996 and 1997 is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        1995            1996           1997
                                                        ----            ----           ----
United States...................................    $112,733,264    $109,934,462    $54,694,921
Asia/Pacific Rim................................       7,380,104      25,409,366      3,288,453
Canada..........................................       2,248,742       1,291,998      1,511,942
Europe..........................................      13,135,457      11,989,946      7,624,891
Other...........................................       7,540,764       4,897,773      3,086,402
                                                    ------------    ------------    -----------
                                                    $143,038,331    $153,523,545    $70,206,609
                                                    ============    ============    ===========

     The Company's identifiable assets located in foreign countries are not significant.

11.  RELATED PARTY TRANSACTIONS

     In September 1995, the Company acquired 50% of the Common Stock of Mbf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia which distributes primarily the Company's products in the Pacific Rim. The investment of $375,000 in this joint venture as of December 31, 1996 was included in other assets in the consolidated balance sheet. In 1997 the joint venture experienced significant operating losses which reduced its book value to a minimal amount. Therefore the Company's investment in this joint venture was written down to zero in 1997. The Company anticipates that the joint venture will be liquidated in 1998. In 1997 sales to this joint venture were approximately $1,874,000 compared to $4,423,000 in 1996. The accounts receivable balance due from the joint venture at December 31, 1997 was $633,251 which was all over the 90 day terms that the Company had granted to the joint venture. Due to the poor operating results of the joint venture and the past due accounts receivable balance, the Company has an allowance of $400,000 against the receivable. In 1996 the Company acquired in India a 20% equity interest in PowerTel Boca Pvt., Ltd. ("PowerTel"). PowerTel distributes Boca Research products and services in India, South Asia, and certain markets in Africa. PowerTel is headquartered in Bangalore and has offices in Bombay and Delhi. The investment of $84,000 in this joint venture as of December 31, 1996 and 1997 is included in other assets in the consolidated balance sheet. In 1997, sales to PowerTel were approximately $710,000 compared to $602,000 in 1996. The accounts receivable balance due from PowerTel at December 31, 1997 was $332,812. The Company has granted 180 day payment terms to PowerTel. The financial position and results of operations of these joint ventures in 1996 and 1997 were insignificant in relation to the company's consolidated financial statements.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 1996 and 1997 is as follows (in thousands except for per share data):

           THREE MONTHS ENDED             MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
           ------------------             --------    -------    ------------    -----------
1996
     Net sales..........................   $44,935    $46,661       $32,966        $28,961
     Gross profit.......................     9,367      9,859         6,168          5,276
     Income (loss) from operations......     3,920      4,197         1,419           (492)
     Net income.........................     2,602      2,761         1,022             65
     Basic earnings per share...........      0.30       0.32          0.12           0.01
     Diluted earnings per share.........      0.29       0.31          0.12           0.01

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

           THREE MONTHS ENDED             MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
           ------------------             --------    -------    ------------    -----------
1997
     Net sales..........................   $18,758    $16,352       $18,549        $16,547
     Gross profit (loss)................        95        834         1,411         (3,297)
     Income (loss) from operations......    (5,282)    (4,157)       (2,710)        (9,982)
     Net income (loss)..................    (3,342)    (2,558)       (1,605)        (7,418)
     Basic earnings (loss) per share....     (0.38)     (0.29)        (0.18)         (0.85)
     Diluted earnings (loss) per
       share............................     (0.38)     (0.29)        (0.18)         (0.85)

                      BOCA RESEARCH, INC. AND SUBSIDIARIES

         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED DECEMBER 31,

                                                    ADDITIONS
                                      BALANCE      CHARGED TO    CHARGED TO                   BALANCE
                                   AT BEGINNING     COSTS AND       OTHER                      AT END
           DESCRIPTION                OF YEAR       EXPENSES      ACCOUNTS     DEDUCTIONS     OF YEAR
-------------------------------------------------------------------------------------------------------
              1995
-------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection   $  820,484     $1,792,664        --            --        $2,613,148
Allowance for Doubtful Accounts        313,535        951,593        --           265,128     1,000,000
Allowance for Inventory Reserve        550,000      1,248,103        --           718,103     1,080,000
Allowance for Product Warranties       176,000         60,000        --            --           236,000
              1996
-------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection   $2,613,148     $   11,852        --            --        $2,625,000
Allowance for Doubtful Accounts      1,000,000        602,584        --           276,576     1,326,008
Allowance for Inventory Reserve      1,080,000      2,657,267        --         1,337,267     2,400,000
Allowance for Product Warranties       236,000         60,000        --            --           296,000
              1997
-------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection   $2,625,000         --            --         1,325,000     1,300,000
Allowance for Doubtful Accounts      1,326,008      2,628,601        --         2,554,609     1,400,000
Allowance for Inventory Reserve      2,400,000      2,886,000        --         1,786,000     3,500,000
Allowance for Product Warranties       296,000         60,000        --            --           356,000

--------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 18, 1998. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

        The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

     (b) Reports on Form 8-K

        No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

     (c) Exhibits

EXHIBIT NO.                                  TITLE
-----------                                  -----
   (1)2.1    --   Agreement of Merger dated March 2, 1992 between the Company and Boca Research Holding, Inc.
   (1)2.2    --   Agreement of Merger dated December 22, 1992 between the
                  Company and Boca Research Incorporated Manufacturing, Inc.
   (2)2.3    --   Asset Purchase Agreement dated July 2, 1993 between Complete
                  Acquisition Corp. and The Complete PC, Inc.
   (1)3.1    --   Amended and Restated Articles of Incorporation of the
                  Company.
   (1)3.2    --   By-Laws of the Company.
  (1)10.1    --   Non-Qualified Stock Option Plan.
  (1)10.2    --   1992 Stock Option Plan.
  (1)10.3    --   1992 Employee Stock Purchase Plan.
  (1)10.4    --   1992 Non-Employee Director Stock Option Plan.
  (1)10.5    --   Lease Agreement between the Company and Catexor Limited
                  Partnership I dated October 4, 1990, as amended and
                  supplemented pursuant to the First Addendum to Lease dated
                  October 4, 1990, Second Addendum to Lease dated October 4,
                  1990, Third Addendum to Lease dated December 1, 1991 and
                  Fourth Addendum to Lease dated January 9, 1992.
  (1)10.10   --   Distributor Contract dated August 16, 1991 between Tech Data
                  Corporation and the Company.
  (1)10.11   --   Form of Indemnification Agreement between the Company and
                  its directors and officers.
  (3)10.12   --   Standard Commercial Lease between Equitable Pacific Partners
                  Limited Partnership and the Company.
  (3)10.13   --   Employment Agreement, dated as of April 24, 1995, between
                  Anthony F. Zalenski and the Company.
  (5)10.15   --   Joint Venture Agreement dated September 25, 1995 between
                  Hitechniaga Sdn Bhd and the Company.

EXHIBIT NO.                                  TITLE
-----------                                  -----
  (6)10.16   --   Amended Revolving Credit Agreement between the Company, Boca
                  Research International, Inc., Boca Research Holland B.V.,
                  Inc., Complete Acquisition Corp., Boca Research of Delaware,
                  Inc. and First Union National Bank of Florida dated as of
                  December 31, 1997.
  (6)10.17   --   1996 Non-Employee Director Stock Option Plan.
  (7)10.18   --   Consulting Agreement dated October 4, 1996 by and among the
                  Company, ArgoQuest, Inc. and Jason Barzilay.
     21.1    --   Subsidiaries of the Company.
     23.1    --   Consent of Deloitte & Touche LLP
     27.1    --   Financial Data Schedule for fiscal year ended 1997
     27.2    --   Financial Data Schedule for fiscal year ended 1996
     27.3    --   Financial Data Schedule for three months ended June 30, 1996
     27.4    --   Financial Data Schedule for three months ended September 30,
                  1996
     27.5    --   Financial Data Schedule for three months ended March 31,
                  1997
     27.6    --   Financial Data Schedule for three months ended June 30, 1997
     27.7    --   Financial Data Schedule for three months ended September 30,
                  1997

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

     (7) Incorporated by reference to Exhibit 10 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 15, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BOCA RESEARCH, INC.

                                            By: /S/ ANTHONY F. ZALENSKI
                                          ......................................
                                              NAME: ANTHONY F. ZALENSKI
                                              TITLE: PRESIDENT AND CHIEF
                                                EXECUTIVE OFFICER

Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
              /S/ ANTHONY F. ZALENSKI                President, Chief Executive         March 25, 1998
     ........................................        Officer and a Director (Principal
                ANTHONY F. ZALENSKI                  Executive Officer)

               /S/ R. MICHAEL BREWER                 Senior Vice President of Finance   March 25, 1998
     ........................................        and Chief Financial Officer
                 R. MICHAEL BREWER                   (Principal Financial Officer and
                                                     Principal Accounting Officer)

              /S/ ROBERT W. FERGUSON                 Director                           March 25, 1998
     ........................................
                ROBERT W. FERGUSON

              /S/ GEORGE GAN CHEE WAI                Director                           March 25, 1998
     ........................................
                GEORGE GAN CHEE WAI

               /S/ PATRICK J. KEENAN                 Director                           March 25, 1998
     ........................................
                 PATRICK J. KEENAN

              /S/ JOSEPH M. O'DONNELL                Director                           March 25, 1998
     ........................................
                JOSEPH M. O'DONNELL

                /S/ W. JAMES PRICE                   Director                           March 25, 1998
     ........................................
                  W. JAMES PRICE

                /S/ ARTHUR R. WYATT                  Director                           March 25, 1998
     ........................................
                  ARTHUR R. WYATT

     ........................................        Director                           March 25, 1998
                   BLAINE DAVIS