Form 10-Q
period 1998-03-31
BOCA RESEARCH INC
filed 1998-05-14
CIK 895642

                           ---------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarter ended         Commission File Number 0-21138
                March 31, 1998

                                  -------------

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


                                  -------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                      ---   ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding as of
           Class                                       May 12, 1998
           -----                                     -----------------

  Common stock, par value                                8,741,657
      $.01 per share

                               BOCA RESEARCH, INC.
                 Form 10-Q For The Quarter Ended March 31, 1998

                                      INDEX

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION
      Item 1.   Financial Statements

                         Condensed Consolidated Balance Sheets
                           (unaudited) as of March 31, 1998 and
                           December 31, 1997..............................   3

                         Condensed Consolidated Statements of
                           Income (unaudited) for the three months
                           ended March 31, 1998 and 1997 .................   4

                         Condensed Consolidated Statements of
                           Cash Flows (unaudited) for the three
                           months ended March 31, 1998 and 1997...........   5

                         Notes to Condensed Consolidated
                           Financial Statements (unaudited)...............   6

      Item 2.   Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations.....................................  10

PART II.        OTHER INFORMATION

      Items 1-3.  Not applicable..........................................  21

      Item 4.     Submission of Matters to a Vote of
                           Security Holders...............................  21

      Item 5.     Other Information.......................................  21

      Item 6.     Exhibits and Reports on Forms 8-K.......................  21

      Signatures..........................................................  22

PART I.  ITEM 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                    March 31,       December 31,
                                                                      1998              1997
                                                                    ---------       ------------

                                     ASSETS

Current assets:
     Cash and cash equivalents ...................................   $ 6,191          $ 8,205
     Trade receivables, net ......................................    10,050           11,723
     Inventory, net ..............................................    12,547           14,876
     Prepaid expenses and other assets ...........................       923              470
     Prepaid and deferred income taxes ...........................     9,225            9,214
                                                                     -------          -------
        Total current assets .....................................    38,936           44,488
     Property and equipment, net .................................     4,827            5,540
     Other assets ................................................       339              191
                                                                     -------          -------
        Total assets .............................................   $44,102          $50,219
                                                                     =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................   $ 3,948          $ 6,546
     Accrued expenses and other current liabilities ..............     2,147            3,092
                                                                     -------          -------
       Total current liabilities .................................     6,095            9,638
                                                                     -------          -------

Commitments and contingencies

Stockholders' equity:
     Common stock, 25,000,000 $.01 par value shares
       authorized, 8,741,657 issued and outstanding
       at March 31, 1998, 8,725,079 issued and
       outstanding at December 31, 1997 ..........................        87               87
     Additional paid-in capital ..................................    25,989           25,915
     Retained earnings ...........................................    11,931           14,579
                                                                     -------          -------
       Total stockholders' equity ................................    38,007           40,581
                                                                     -------          -------
           Total liabilities and stockholders' equity ............   $44,102          $50,219
                                                                     =======          =======


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           Three Months
                                                          Ended March 31,
                                                     ------------------------

                                                       1998             1997
                                                     -------          -------

Net sales ..................................         $15,616          $18,758
Cost of goods sold .........................          14,910           18,663
                                                     -------          -------
     Gross profit ..........................             706               95
                                                     -------          -------
Operating expenses:
     Research and development ..............             577              674
     Selling, general
       and administrative ..................           2,980            4,703
                                                     -------          -------
     Total operating expenses ..............           3,557            5,377
                                                     -------          -------
Loss from operations .......................          (2,851)          (5,282)
Non-operating income, net ..................             203              140
                                                     -------          -------
Loss before income tax benefit .............          (2,648)          (5,142)
Income tax benefit .........................              --           (1,800)
                                                     -------          -------
Net loss ...................................         $(2,648)         $(3,342)
                                                     -------          -------
Net loss per share (Basic and Diluted) .....         $  (.30)         $  (.38)
                                                     -------          -------
Weighted average
  shares outstanding .......................           8,742            8,709
                                                     =======          =======



            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Three Months
                                                                  Ended March 31,
                                                              ---------------------

                                                                1998          1997
                                                              -------       -------

Cash provided by (used in):
Operating activities:
      Net loss ............................................    (2,648)      $(3,342)
      Adjustments for non-cash charges ....................       747           732
      Changes in assets and liabilities ...................      (153)        3,195
                                                              -------       -------
        Net cash provided by (used in) operating
          activities ......................................    (2,054)          585
                                                              -------       -------
Investing activities - Capital expenditures ...............       (34)          (36)
Financing activities - Exercise of options ................        74           242
                                                              -------       -------
Net increase (decrease) in cash and cash equivalents ......    (2,014)          791
Cash and cash equivalents, beginning of period ............     8,205         7,826
                                                              -------       -------
Cash and cash equivalents, end of period ..................   $ 6,191       $ 8,617
                                                              =======       =======


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of its operations and its cash flows for the three month periods ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

        Net cash payments (refunds) for income taxes were $11,350 and $(849,033) in the three month periods ended March 31, 1998 and 1997, respectively.

COMPREHENSIVE INCOME (LOSS)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three months ended March 31, 1998 and 1997, and net loss is the only component of comprehensive income (loss) for such periods.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

CURRENT ASSETS

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                                        March 31,          December 31,
                                                                          1998                 1997
                                                                        ---------          ------------

        Accounts receivable...................................           $13,000              $14,423
        Allowance for sales returns, allowances and
          price protection....................................            (1,400)              (1,300)
        Allowance for doubtful accounts.......................            (1,550)              (1,400)
                                                                         -------              -------

                                                                         $10,050              $11,723
                                                                         =======              =======

        Included in the accounts receivable balance are: (a) $613,244 from MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest; and (b) $121,280 from PowerTel of India, a joint venture in India in which the Company has a 20% ownership interest. Sales to these related parties in the first quarters of 1998 and 1997 were approximately $45,000 and $481,000, respectively. The Company has agreed to payment terms of 90 days for MBf/Boca Asia Pacific and 180 day payment terms for PowerTel of India. The $613,244 receivable from MBf/Boca Asia Pacific Sdn Bhd, has been fully reserved.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                                        March 31,          December 31,
                                                                          1998                 1997
                                                                        ---------          ------------

        Raw materials.........................................           $10,578              $11,075
        Work in process.......................................             4,034                4,925
        Finished goods........................................             1,435                2,376
        Inventory reserves ...................................            (3,500)              (3,500)
                                                                         -------              -------
                                                                         $12,547              $14,876
                                                                         =======              =======

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

PROPERTY AND EQUIPMENT

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $11,450,841 at March 31, 1998 and $10,709,231 at December 31, 1997.

LINE OF CREDIT

        The Company has a secured $12,000,000 revolving line of credit with a commercial bank which expires on May 31, 1998. The commercial bank has committed in writing to extend this revolving line of credit through July 31, 1998. The commercial bank has indicated that the line of credit will not be renewed subsequent to July 31, 1998. The Company is negotiating an asset based line of credit with a financial institution to replace the current facility. There can be no assurance that the Company will be able to obtain a replacement facility.

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

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)

        On October 4, 1996, the Company entered into a Consulting Agreement with ARGOQUEST, Inc., a California corporation ("ArgoQuest") pursuant to which ArgoQuest was retained to serve as a consultant to the Company with respect to sales to retail accounts, wholesale distributors and original equipment manufacturers. The Consulting Agreement provided ArgoQuest with the right to be granted options to purchase shares of Common Stock of the Company, subject to the Company achieving specified net sales, as defined in the Consulting Agreement, during certain periods, in addition to receiving monthly consulting fees. For the three months ended March 31, 1998 and 1997, the Company recorded $0 and $260,000 of expense, respectively, representing the monthly consulting fees and expenses due under the Consulting Agreement. Since none of the specified net sales targets were achieved by ArgoQuest, no options were granted pursuant to the Consulting Agreement. In accordance with the terms of the Consulting Agreement, the Company elected to terminate the Agreement, effective March 31, 1998.

STOCKHOLDERS' EQUITY

        During the three month period ended March 31, 1998, 16,578 shares were issued in connection with the exercise of options granted under the Company's stock option plans. The aggregate proceeds received from these exercises were $73,979.

STOCK OPTION PLAN

        During the three month period ended March 31, 1998, the Company granted options to purchase 154,133 shares at prices ranging from $3.97 to $5.38 to both new and existing employees.

        During the three month period ended March 31, 1998, 202,845 stock options were canceled.

PROPOSED ACQUISITION

        The Company has announced the signing of a definitive agreement whereby the Company will purchase all of the assets relating to the Global Village modem business for $10,000,000 in cash and notes, plus the assumption of certain liabilities. The transaction, which is subject to approval by shareholders of Global Village and other usual closing conditions, is expected to close in June 1998. This transaction, if closed, will require a cash payment of $4,000,000 at the time of closing, $3,000,000 on September 30, 1998 and $3,000,000 on December 31, 1998.

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

        As an aid to reviewing the Company's results of operations for the three months ended March 31, 1998 and 1997, the following table sets forth the quarterly financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                                           Three Months
                                                                          Ended March 31,
                                                                       --------------------       Percent
                                                                        1998           1997        Change
                                                                       -----          -----       -------

Net sales.....................................................         100.0%         100.0%      (16.8)%
Cost of goods sold............................................          95.5           99.5       (20.1)
                                                                       -----          -----
       Gross profit...........................................           4.5            0.5           *
                                                                       -----          -----
Operating expenses:
  Research and development....................................           3.7            3.6       (14.4)
  Selling, general and administrative.........................          19.1           25.1       (36.6)
                                                                       -----          -----
  Total operating expenses....................................          22.8           28.7       (33.8)
                                                                       -----          -----
Loss from operations..........................................         (18.3)         (28.2)          *
Non-operating income, net.....................................           1.3            0.8        45.0
                                                                       -----          -----
Loss before income tax benefit...............................          (17.0)         (27.4)          *
Income tax benefit............................................            --           (9.6)          *
                                                                       -----          -----
Net loss......................................................         (17.0)%        (17.8)%         *
                                                                       =====          =====

*  Not meaningful

RESULTS OF OPERATIONS

        NET SALES. The Company's net sales decreased by 16.8% to $15,616,000 in the three months ended March 31, 1998 from $18,758,000 in the three months ended March 31, 1997. Net sales for the three month period ended March 31, 1998 and the comparable period in 1997 is shown below by product category.

                                                             THREE MONTHS
                                                            ENDED MARCH 31
                                                        ---------------------
                                                         1998            1997
                                                        -----           -----

                                                            (IN MILLIONS)
                                                            -------------

Data Communications.................................    $ 8.0           $14.3
Custom Manufacturing................................      4.8              --
Multimedia..........................................       --             0.9
Networking..........................................      0.5             0.9
Video Graphics......................................      0.3             0.5
I/O, IDE, & Multiport...............................      1.4             1.8
Video Conferencing..................................      0.2             0.4
Internet Access Device..............................      0.4              --
                                                        -----           -----
                                                        $15.6           $18.8
                                                        =====           =====


     The sales decrease was primarily attributable to decrease in sales of data communications products, however the product categories of networking, video graphics, I/O, IDE, and multiport and videoconferencing also experienced a decline in sales. The decrease in sales in these categories was partially offset by an increase in sales in the categories of custom manufacturing and internet access devices. The Company manufactures several categories of Internet access devices which allow for Internet access via a TV, including a product manufactured for a major electronic manufacturing customer. The first quarter revenue of $2,700,000 for sales of this particular Internet access device to such customer is included in custom manufacturing. This customer is currently reviewing its commitment to this product category and, accordingly, the Company does not anticipate deriving any sales from this customer in the quarter ended June 30, 1998. Furthermore, in light of the uncertainty surrounding the customer's ongoing commitment to this product category, there can be no assurance that the Company will derive any sales from this customer for the remainder of 1998.

     Included in the category of Internet access devices are sales of a model of this product which was developed by the Company and sold under the Boca Research name or co-branded. The Company is placing emphasis on this category and expects sales to increase.

     First quarter sales were also adversely affected by several factors, including continued pricing pressure, especially in the OEM channel and with 33.6Kbps modems, excess industry-wide channel inventories of pre-standard 56Kbps product, and the slow adoption of 56Kbps technology by consumers.

     International sales were approximately $2.8 million for the three months ended March 31, 1998 compared to $4.3 million for the three months ended March 31, 1997. The decline is due to lower sales to the Company's joint venture in Southeast Asia and India and lower sales in Europe.

     GROSS PROFIT. Gross profit increased to $706,000 for the three months ended March 31, 1998 from $95,000 for the three months ended March 31, 1997 and increased as a percentage of net sales to 4.5% in the three months ended March 31, 1998 from 0.5% in the three months ended March 31, 1997. The gross profit percentage is still below a level that is necessary to achieve profitability and is being affected by several factors including low utilization of the Company's manufacturing facilities, aggressive channel pricing to reduce channel inventories, competitive pressures in the OEM channel and the custom manufacturing product category requiring the Company to compete with offshore manufacturers which the Company believes have a cost advantage because of currency devaluations and better purchasing power because of their larger volumes. Therefore, the Company anticipates that its gross profit margins for the second quarter of 1998 will not be adequate to enable the Company to attain profitability.

     The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs and manufacturing efficiencies and capacity utilization. In addition, gross profit margins on product categories differ. In particular, custom manufacturing is typically a low profit margin business. Accordingly, the Company's gross profit has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. There will be circumstances, which management anticipates will occur in the second quarter, in which the Company accepts lower margin sales for purposes such as to reduce inventories, and to utilize manufacturing capacity.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $577,000 in the three months ended March 31, 1998 from $674,000 in the three months ended March 31, 1997. This represents an increase in research and development expenses as a percentage of net sales to 3.7% for the three months ended March 31, 1998 from 3.6% for the three months ended March 31, 1997. The small increase in research and development expenses as a percentage of net sales was primarily attributable to the fixed nature of certain research and development expenses allocated over a lower sales base.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $2,980,000 in the three months ended March 31, 1998 from $4,703,000 in the three months ended March 31, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 19.1% in the three months ended March 31, 1998 from 25.1% in the three months ended March 31, 1997. The decrease in selling, general and administrative expenses as a percentage of net sales is primarily the result of reduced spending and a reduction by $391,000 in uncollectible accounts expense. The Company's spending for the three months ending March 31, 1998 compared to the three months ended March 31, 1997 was $473,000 lower for advertising, $260,000 lower for consulting fees and expenses with ArgoQUEST, Inc., trade shows and travel were lower by $326,000, and reduced spending on salaries because of a reduced number of employees. Some of the reduced spending is a reflection that the Company is placing less emphasis on the retail channel.

     Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales to the various distribution channels, and the particular sales and marketing requirements of each of the channels. Certain selling, general and administrative expenses have a fixed nature, thus a reduction in net sales may result in an increase in selling, general and administrative expenses as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 1998, the Company's working capital decreased by $2,009,000 from December 31, 1997. This decrease was represented by a decrease in cash of $2,014,000, decreases in inventories of $2,329,000 and trade receivables of $1,673,000; offset by a decrease in current liabilities of $3,543,000 and an increase in other current assets of $464,000. The Company's operations used cash of $2,054,000 for the three months ended March 31, 1998. The Company will not be profitable in the second quarter of 1998 and this will negatively impact the generation of cash from operations for the second quarter of 1998. In May 1998, the Company received a federal income tax refund in the amount of $7,125,000 from the Internal Revenue Service which has increased the Company's cash balances.

     The Company has a secured $12,000,000 revolving line of credit with a commercial bank which expires on May 31, 1998. The commercial bank has committed in writing to extend this revolving line of credit through July 31, 1998. The commercial bank has indicated that the line of credit will not be renewed subsequent to July 31, 1998. The Company is negotiating an asset based line of credit with a financial institution to replace the current facility. There can be no assurance that the Company will be able to obtain a replacement facility. If a replacement facility is not obtained, the Company may need to seek alternative sources of funds through equity or debt financing and there can be no assurance that such equity or debt financing will be available on terms acceptable to the Company, if at all.

     The Company has announced the signing of a definitive agreement whereby the Company will purchase all of the assets relating to the Global Village modem business for $10,000,000 in cash and notes, plus the assumption of certain liabilities. The transaction, which is subject to approval by shareholders of Global Village and other usual closing conditions, is expected to close in June 1998. This transaction, if closed, will require a cash payment of $4,000,000 at the time of closing, $3,000,000 on September 30, 1998 and $3,000,000 on December 31, 1998.

     In order for the Company to be able to make all of the payments that would be required for the proposed acquisition, a replacement loan facility must be secured or the Company's operations must improve or inventories reduced to an extent that the cash necessary to make such payments would be provided. The Company's inventory levels remain at approximately three months of sales which is higher than the desired level.

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

     The Company is in the process of identifying and assessing the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Company expects to complete the assessment, formalize its plan for corrective action, and estimate the potential incremental costs required to address this issue by December 1998. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company's computer systems and the software or equipment incorporated into the Company's products. The Company also believes that the Year 2000 issue will not have a significant impact on its financial position or results of operations, although there can be no assurance, at least until the Company completes the assessment process.

CERTAIN FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

     New Products. Technological Changes and Inventory Management. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The introduction of competing technologies for the 56Kbps modem and the marketing activities to promote the advantages of such technology heightened the competitive pressures in the industry. Each increase in speed in modern technology has had transition issues; however, the Company believes that the transition to 56Kbps technology is resulting in more extensive upgrade policies which may result in lower gross margins. Moreover, price decreases have occurred earlier in the 56Kbps product cycle than occurred with 14.4Kbps and 28.8Kbps products.

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

     Because the majority of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened at 40% and that PC sales growth will slow as PCs become more of a replacement market. This could impact modem sales to the Company's OEM customers in the future. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

     Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and may continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include the level of demand for the Company's products, competitive pricing pressures, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, the availability and pricing of components for the Company's products, the timing of phase-outs of the Company's products, variations in the Company's product mix and component costs, variations in the proportion of sales made to wholesale distributors, OEMs and retailers, product returns or price protection charges from customers, the timing of sales of the Company's products to end users by the Company's customers, seasonal promotions by the Company, its customers and competitors, economic conditions prevailing within the computer industry and economic conditions generally. Quarterly sales depend on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order products on an as-needed basis, and accordingly the Company has historically operated with a relatively small backlog. Moreover, as is typical for companies in the PC industry, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. There can be no assurance that the Company will be able to return to its growth in sales or to profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock. As a result of declining sales and reduced margins, the Company will report a net loss for the second quarter of 1998.

     Dependence on Custom Manufacturing Sales. In the third quarter of 1997, the Company began manufacturing products on a contract basis for other companies. Custom manufacturing sales accounted for approximately 12% of the Company's net sales for the year ended December 31, 1997 and increased to 31% of sales for the three months ended March 31, 1998. The Company has only recently begun custom manufacturing and, accordingly, the Company has limited experience in the management and operation of custom manufacturing services. Moreover, the contract manufacturing industry is highly fragmented and intensely competitive. In addition, the level and timing of orders placed by the Company's contract manufacturing customers vary due to customer attempts to manage inventory, changes in the customer's manufacturing strategy and variation in demand for the customer's product. For all of these reasons, there can be no assurance that the Company will be successful in developing its custom manufacturing services. The inability of the Company to expand its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition.

     Acquisitions. The Company may from time to time pursue the acquisition of other companies, assets, technologies or product lines that would complement or expand its existing business, such as the pending acquisition of the Global Village modem business. Certain of these acquisitions may involve businesses in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to identify businesses that would complement or expand its existing business or complete such acquisitions, manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through such acquisition without a material adverse impact on the Company's business, financial condition and results of operations, particularly in the quarters immediately following such acquisitions.

     International Operations. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certification for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The strength of the U.S. dollar in early 1997 did have a negative impact for 1997 which continued for the three months ended March 31, 1998. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

     Dependence on Suppliers. The major components of the Company's products include circuit boards, microprocessors, chipsets and memory components. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained from single sources. Certain chipsets used in the Company's data communications products in the past have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the computer industry, the Company has, from time to time, experienced difficulty in obtaining certain components. The Company has no guaranteed supply arrangements with any of its suppliers and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortgages of components not only limit the Company's production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While the Company believes that with respect to its single source components it could obtain similar components from other sources, it could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future which could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Significant increases in the prices of these components could also have a material adverse effect on the Company's operating results since the Company may not be able to adjust product pricing to reflect the increases in component costs. Moreover, a number of components for the Company's products are obtained from foreign suppliers. Increases in tariffs on such components or fluctuations in exchange rates could result in increases in the prices paid by the Company for these components, which could impact the Company's ability to compete with foreign manufacturers and have a material adverse effect on the Company's operating results.

     Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 45% of net sales in the year 1997 and 64% of net sales for the three months ended March 31, 1998. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing product pricing, which could have a material adverse effect on the Company's operating results. In 1996, the Company's three largest OEM customers accounted for approximately 42% of the Company's net sales; and in 1997, sales to these customers were approximately 4%. The Company did not recognize any sales to these OEM customers in the three months ending March 31, 1998. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

     The Company's three largest wholesale distributors accounted for approximately 18% of the Company's net sales in 1997 and 20% of net sales for the three months ended March 31, 1998. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996 and from 1996 to 1997.

     During the second half of 1996 and the first half of 1997, the Company focused on entering the retail channel. However due to the high cost of channel entry as well as the sales promotions, advertising, and marketing expenses required to maintain a direct relationship, the Company is limiting its number of retail customers and may address this channel through wholesale distribution. Sales to the retail channel in the three months ended March 31, 1998 were 7% of net sales.

     Competition. The markets for the Company's products are intensely competitive resulting in constant pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products that compete directly with the Company's products. These competitors could take pricing action that could result in price reductions in the Company's products that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new product markets, such as Internet TV appliances, cable modems and video conferencing, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

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

Item 4.       Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.

Item 5.       Other information

        None.

Item 6.       Exhibits and Reports on Form 8-K

        (a)   Exhibits:

              11  Calculation of shares used in determining earnings per share.

        (b)   Reports on Form 8-K

              On April 9, 1998, the Company filed a Current Report on Form 8-K to report that the Company had entered into a definitive agreement with respect to the acquisition of the Global Village modem business.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated: May 12, 1998                      /s/ Anthony F. Zalenski
                                         -------------------------------------
                                         Anthony F. Zalenski
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated: May 12, 1998                      /s/ R. Michael Brewer
                                         -------------------------------------
                                         R. Michael Brewer
                                         Senior Vice President - Finance and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS

                                                                         Page
                                                                         ----

Exhibit 11      Calculation of shares used in determining
                  earnings per share                                     24