Form 10-Q/A
period 1998-03-31
BOCA RESEARCH INC
filed 1998-06-03
CIK 895642

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-Q/A

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                             Commission File Number 0-21138
March 31, 1998

                                   -----------

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

                                   -----------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                    ---        ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding as of
          Class                                            June 3, 1998
          -----                                            ------------
  Common stock, par value                                    8,741,657
      $.01 per share

                               BOCA RESEARCH, INC.
                 Form 10-Q For The Quarter Ended March 31, 1998


                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets
                     (unaudited) as of March 31, 1998 (As Restated) and
                     December 31, 1997 ....................................    3

                   Condensed Consolidated Statements of
                     Income (unaudited) for the three months
                     ended March 31, 1998 (As Restated) and 1997 ..........    4

                   Condensed Consolidated Statements of
                     Cash Flows (unaudited) for the three
                     months ended March 31, 1998 (As Restated) and 1997 ...    5

                   Notes to Condensed Consolidated
                     Financial Statements (unaudited) .....................    6

      Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ..........   11


PART II. OTHER INFORMATION

     Items 1-3. Not applicable ............................................   22

     Item 4.    Submission of Matters to a Vote of
                   Security Holders .......................................   22

     Item 5.    Other Information .........................................   22

     Item 6.    Exhibits and Reports on Forms 8-K .........................   22

     Signatures ...........................................................   23

PART I.  ITEM 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                               March 31,
                                                                  1998         December 31,
                                                              As Restated          1997
                                                              -----------      ------------

                                     ASSETS

Current assets:
  Cash and cash equivalents ................................    $ 6,191          $ 8,205
  Trade receivables, net ...................................     10,050           11,723
  Inventory, net ...........................................     15,335           14,876
  Prepaid expenses and other assets ........................        923              470
  Prepaid and deferred income taxes ........................      9,225            9,214
                                                                -------          -------
    Total current assets ...................................     41,724           44,488
  Property and equipment, net ..............................      4,827            5,540
  Other assets .............................................        339              191
                                                                -------          -------
    Total assets ...........................................    $46,890          $50,219
                                                                =======          =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .........................................    $ 7,592          $ 6,546
  Accrued expenses and other current liabilities ...........      2,147            3,092
                                                                -------          -------
    Total current liabilities ..............................      9,739            9,638
                                                                -------          -------

Commitments and contingencies

Stockholders' equity:
  Common stock, 25,000,000 $.01 par value shares authorized,
   8,741,657 issued and outstanding at March 31, 1998,
   8,725,079 issued and outstanding at December 31, 1997 ...    $    87          $    87
  Additional paid-in capital ...............................     25,989           25,915
  Retained earnings ........................................     11,075           14,579
                                                                -------          -------
    Total stockholders' equity .............................     37,151           40,581
                                                                -------          -------
      Total liabilities and stockholders' equity ...........    $46,890          $50,219
                                                                =======          =======

           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                            Three  Months
                                                           Ended March 31,
                                                      --------------------------
                                                      As Restated
                                                         1998            1997
                                                      -----------      ---------

Net sales ......................................       $ 15,616        $ 18,758
Cost of goods sold .............................         15,766          18,663
                                                       --------        --------
     Gross profit (loss) .......................           (150)             95
                                                       --------        --------
Operating expenses:
     Research and development ..................            577             674
     Selling, general and administrative .......          2,980           4,703
                                                       --------        --------
     Total operating expenses ..................          3,557           5,377
                                                       --------        --------
Loss from operations ...........................         (3,707)         (5,282)
Non-operating income, net ......................            203             140
                                                       --------        --------
Loss before income tax benefit .................         (3,504)         (5,142)
Income tax benefit .............................           --            (1,800)
                                                       --------        --------
Net loss .......................................       $ (3,504)       $ (3,342)
                                                       --------        --------
Net loss per share (Basic and Diluted) .........       $   (.40)       $   (.38)
                                                       --------        --------
Weighted average shares outstanding ............          8,742           8,709
                                                       ========        ========


           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                              Three  Months
                                                             Ended March 31,
                                                         -----------------------
                                                         As Restated
                                                            1998          1997
                                                         -----------    --------

Cash provided by (used in):
Operating activities:

  Net loss .............................................   $(3,504)     $(3,342)
  Adjustments for non-cash charges .....................       747          732
  Changes in assets and liabilities ....................       703        3,195
                                                           -------      -------
    Net cash provided by (used in) operating
    activities .........................................    (2.054)         585
                                                           -------      -------
Investing activities - Capital expenditures ............       (34)         (36)
Financing activities - Exercise of options .............        74          242
                                                           -------      -------
Net increase (decrease) in cash and cash equivalents ...    (2,014)         791
Cash and cash equivalents, beginning of period .........     8,205        7,826
                                                           -------      -------
Cash and cash equivalents, end of period ...............   $ 6,191      $ 8,617
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

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


CURRENT ASSETS

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                        March 31,   December 31,
                                                           1998         1997
                                                        ---------   ------------

      Accounts receivable ...........................    $13,000      $14,423
      Allowance for sales returns, allowances and
        price protection ............................     (1,400)      (1,300)
      Allowance for doubtful accounts ...............     (1,550)      (1,400)
                                                         -------      -------

                                                         $10,050      $11,723
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

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                        March 31,   December 31,
                                                           1998         1997
                                                        ---------   ------------

      Raw materials .................................    $13,366      $11,075
      Work in process ...............................      4,034        4,925
      Finished goods ................................      1,435        2,376
      Inventory reserves ............................     (3,500)      (3,500)
                                                         -------      -------
                                                         $15,335      $14,876
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

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON'T)
                                   (UNAUDITED)


RESTATEMENT OF THE THREE MONTHS ENDED MARCH 31, 1998

        Subsequent to the issuance of the Company's financial statements for the three month period ended March 31, 1998, the Company determined that inventory currently recorded as returned to a vendor during the quarter had not actually been delivered to the vendor until the subsequent quarter which resulted in an understatement of inventory and accounts payable at March 31, 1998. Additionally, management determined that an error was made in recording this inventory return that resulted in an understatement of cost of goods sold and accounts payable. Accordingly, the accompanying financial statements have been restated. Following is a summary of the effects of such restatement:

                                                      As Previously      As
                                                        Reported      Restated
                                                      -------------   --------

AT MARCH 31, 1998

        Inventory................................        $12,547      $15,335
        Accounts payable.........................          3,948        7,592
        Retained earnings........................        $11,931      $11,075

FOR THE THREE MONTHS
ENDED MARCH 31, 1998

        Cost of goods sold.......................        $14,910      $15,766
        Net loss.................................         (2,648)      (3,504)
        Net loss per share.......................        $($0.30)     $($0.40)

ITEM 2.

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The discussion and analysis below contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors set forth below and elsewhere in this Report. The information in the Management's Discussion and Analysis has been modified to reflect the restatement discussed in the notes to the condensed financial statements.

        As an aid to reviewing the Company's results of operations for the three months ended March 31, 1998 and 1997, the following table sets forth the quarterly financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                 Three Months
                                                Ended March 31,
                                              ------------------     Percent
                                               1998        1997       Change
                                              ------      ------     -------

Net sales .............................       100.0%      100.0%     (16.8)%
Cost of goods sold ....................       100.9        99.5      (15.5)
                                              -----       -----
       Gross profit ...................        (0.9)        0.5         *
                                              -----       -----
Operating expenses:
  Research and development ............         3.7         3.6      (14.4)
  Selling, general and administrative .        19.1        25.1      (36.6)
                                              -----       -----
  Total operating expenses ............        22.8        28.7      (33.8)
                                              -----       -----
Loss from operations ..................       (23.7)      (28.2)        *
Non-operating income, net .............         1.3         0.8       45.0
                                              -----       -----
Loss before income tax benefit ........       (22.4)      (27.4)        *
Income tax benefit ....................          --        (9.6)        *
                                              -----       -----
Net loss ..............................       (22.4)%     (17.8)%       *
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

                                                             THREE MONTHS
                                                            ENDED MARCH 31
                                                       ----------------------
                                                        1998             1997
                                                       -----            -----
                                                           (IN MILLIONS)

Data Communications...............................      $8.0            $14.3
Custom Manufacturing..............................       4.8               --
Multimedia........................................        --              0.9
Networking........................................       0.5              0.9
Video Graphics....................................       0.3              0.5
I/O, IDE, & Multiport.............................       1.4              1.8
Video Conferencing................................       0.2              0.4
Internet Access Device............................       0.4               --
                                                       -----            -----
                                                       $15.6            $18.8
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

        GROSS PROFIT (LOSS). Gross profit (loss) was ($150,000) for the three months ended March 31, 1998 as compared to $95,000 for the three months ended March 31, 1997 and decreased as a percentage of net sales to (0.9%) in the three months ended March 31, 1998 from 0.5% in the three months ended March 31, 1997. The gross profit (loss) percentage is being affected by several factors including low utilization of the Company's manufacturing facilities, aggressive channel pricing to reduce channel inventories, competitive pressures in the OEM channel and the custom manufacturing product category requiring the Company to compete with offshore manufacturers which the Company believes have a cost advantage because of currency devaluations and better purchasing power because of their larger volumes. Therefore, the Company anticipates that its gross profit margins for the second quarter of 1998 will not be adequate to enable the Company to attain profitability.

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

LIQUIDITY AND CAPITAL RESOURCES

        In the three months ended March 31, 1998, the Company's working capital decreased by $2,865,000 from December 31, 1997. This decrease was represented by a decrease in cash of $2,014,000, decreases in trade receivables of $1,673,000 and current liabilities of $101,000; offset by an increase in inventories of $459,000 and an increase in other current assets of $464,000. The Company's operations used cash of $2,054,000 for the three months ended March 31, 1998. The Company will not be profitable in the second quarter of 1998 and this will negatively impact the generation of cash from operations for the second quarter of 1998. In May 1998, the Company received a federal income tax refund in the amount of $7,125,000 from the Internal Revenue Service which has increased the Company's cash balances.

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

        In order for the Company to be able to make all of the payments that would be required for the proposed acquisition, a replacement loan facility must be secured or the Company's operations must improve or inventories reduced to an extent that the cash necessary to make such payments would be provided. The Company's inventory levels remain at more than three months of sales which is higher than the desired level.

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

Dated: June 3, 1998                      /s/ Anthony F. Zalenski
                                         -------------------------------------
                                         Anthony F. Zalenski
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

Dated: June 3, 1998                      /s/ R. Michael Brewer
                                         -------------------------------------
                                         R. Michael Brewer
                                         Senior Vice President - Finance and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS


Exhibit 11   Calculation of shares used in determining earnings per share