Form 10-Q
period 1998-06-30
BOCA RESEARCH INC
filed 1998-08-14
CIK 895642

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended                   Commission File Number 0-21138
       June 30, 1998

                                   ----------

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

                                 Yes [X]   No [ ]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                            Outstanding as of
                Class                                        August 13, 1998
  --------------------------------------                    -----------------
  Common stock, par value $.01 per share                        8,756,487

                               BOCA RESEARCH, INC.
                  Form 10-Q For The Quarter Ended June 30, 1998

                                      INDEX

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                 (unaudited) as of June 30, 1998 and
                 December 31, 1997 ........................................   3

               Condensed Consolidated Statements of
                 Income (unaudited) for the three and six
                 months ended June 30, 1998 and 1997 ......................   4
 .

               Condensed Consolidated Statements of
                 Cash Flows (unaudited) for the six
                 months ended June 30, 1998 and 1997 ......................   5

               Notes to Condensed Consolidated
                 Financial Statements (unaudited) .........................   6

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
                 Operations ...............................................  11


PART II.  OTHER INFORMATION

   Items 1-3.  Not applicable .............................................  23

   Item 4.  Submission of Matters to a Vote of Security Holders ...........  23

   Item 5.  Other Information .............................................  23

   Item 6.  Exhibits and Reports on Forms 8-K .............................  24

   Signatures .............................................................  25

PART I.  ITEM 1.


                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                                           June 30,    December 31,
                                                                             1998          1997
                                                                           --------    ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ........................................    $11,514        $ 8,205
     Trade receivables, net ...........................................     17,070         11,723
     Inventory, net ...................................................     13,593         14,876
     Prepaid expenses and other current assets ........................        636            470
     Prepaid and deferred income taxes ................................      2,108          9,214
                                                                           -------        -------
        Total current assets ..........................................     44,921         44,488
     Property and equipment, net ......................................      4,773          5,540
     Goodwill and other intangible assets .............................      4,752             --
     Other assets .....................................................        634            191
                                                                           -------        -------
        Total assets ..................................................    $55,080        $50,219
                                                                           =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................    $16,932        $ 6,546
     Notes payable ....................................................      5,867             --
     Accrued expenses and other current liabilities ...................      5,382          3,092
                                                                           -------        -------
         Total current liabilities ....................................    $28,181        $ 9,638
                                                                           -------        -------

Commitments and contingencies

Stockholders' equity:
     Common stock, 25,000,000 $.01 par value shares
       authorized, 8,741,657 issued and outstanding at
       June 30, 1998, 8,725,079 issued and outstanding
       at December 31, 1997 ...........................................         87             87
     Additional paid-in capital .......................................     25,989         25,915
     Retained earnings ................................................        823         14,579
                                                                           -------        -------
       Total stockholders' equity .....................................     26,899         40,581
                                                                           -------        -------
           Total liabilities and stockholders' equity .................    $55,080        $50,219
                                                                           =======        =======




           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                       Three  Months                  Six Months
                                                       Ended June 30,                Ended June 30,
                                                   ---------------------         ---------------------
                                                     1998         1997             1998         1997
                                                   --------     --------         --------     --------

Net sales .......................................  $ 13,210     $ 16,352         $ 28,826     $ 35,110
Cost of goods sold ..............................    16,239       15,518           32,006       34,181
                                                   --------     --------         --------     --------
        Gross profit (loss) .....................    (3,029)         834           (3,180)         929
                                                   --------     --------         --------     --------
Operating expenses:
        Research and development ................       656          741            1,233        1,415
        Selling, general and administrative .....     2,935        4,250            5,915        8,953
        In-process research and development .....     3,800           --            3,800           --
                                                   --------     --------         --------     --------
        Total operating expenses ................     7,391        4,991           10,948       10,368
                                                   --------     --------         --------     --------
Loss from operations ............................   (10,420)      (4,157)         (14,128)      (9,439)
Non-operating income, net .......................       168          222              372          362
                                                   --------     --------         --------     --------
Loss before income tax benefit ..................   (10,252)      (3,935)         (13,756)      (9,077)
Income tax benefit ..............................        --       (1,377)              --       (3,177)
                                                   --------     --------         --------     --------
Net loss ........................................  $(10,252)    $ (2,558)        $(13,756)    $ (5,900)
                                                   ========     ========         ========     ========
Net loss per share (Basic and Diluted) ..........  $  (1.17)    $  (0.29)        $  (1.57)    $  (0.68)
                                                   ========     ========         ========     ========
Weighted average shares outstanding .............     8,742        8,713            8,742        8,711
                                                   ========     ========         ========     ========




           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       Six Months
                                                                      Ended June 30,
                                                                  ----------------------
                                                                    1998          1997
                                                                  --------      --------

Cash provided by (used in):
Operating activities:
   Net loss ...................................................   $(13,756)     $ (5,900)
   Adjustments for non-cash charges ...........................      5,361         1,465
   Changes in assets and liabilities ..........................     16,350        10,216
                                                                  --------      --------
     Net cash provided by operating activities ................      7,955         5,781
                                                                  --------      --------

Investing activities:
   Cash paid for acquisition ..................................     (4,580)           --
   Capital expenditures .......................................       (140)         (228)
                                                                  --------      --------
     Net cash used in investing activities ....................     (4,720)         (228)
                                                                  --------      --------

Financing activities - Exercise of options ....................         74           242
                                                                  --------      --------
Net increase in cash and cash equivalents .....................      3,309         5,795
Cash and cash equivalents, beginning of period ................      8,205         7,826
                                                                  --------      --------
Cash and cash equivalents, end of period ......................   $ 11,514      $ 13,621
                                                                  ========      ========


           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

         The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 audited consolidated financial statements.

         The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

         Certain prior year amounts have been reclassified to conform to the current presentation.

SUPPLEMENTAL CASH FLOW INFORMATION

         Cash payments (net of refunds) for income taxes were ($7,106,438) and ($1,228,982) in the six month periods ended June 30, 1998 and 1997, respectively.

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and six months ended June 30, 1998 and 1997, and net loss is the only component of comprehensive income (loss) for such periods.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON't)
                                   (UNAUDITED)


CURRENT ASSETS

         Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                            June 30,      December 31,
                                                             1998             1997
                                                            --------      ------------

         Accounts receivable .............................  $21,335         $14,423
         Allowance for sales returns, allowances
           and price protection ..........................   (2,334)         (1,300)
         Allowance for doubtful accounts .................   (1,931)         (1,400)
                                                            -------         -------

                                                            $17,070         $11,723
                                                            =======         =======


         Included in the accounts receivable balance is $189,545 in receivables from PowerTelBOCA Pvt., Ltd. ("PowerTel"), a joint venture in India in which the Company has a 20% ownership interest. Sales to MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest, and PowerTel in the three and six month periods ended June 30, 1997 were approximately $1,328,000 and $1,809,000, respectively. Sales to these related parties in the three and six month periods ended June 30, 1998 were approximately $127,000 and $172,000, respectively. The Company has agreed to payment terms of 180 days for PowerTel. MBf Boca Asia Pacific is in the process of winding down its operations.

         Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                      June 30,      December 31,
                                                       1998            1997
                                                      --------      ------------

         Raw materials ............................   $13,431         $11,075
         Work in process ..........................     3,401           4,925
         Finished goods ...........................     2,461           2,376
         Inventory reserves .......................    (5,700)         (3,500)
                                                      -------         -------
                                                      $13,593         $14,876
                                                      =======         =======

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON't)
                                   (UNAUDITED)


PROPERTY AND EQUIPMENT

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $12,199,517 at June 30, 1998 and $10,709,231 at December 31, 1997.

LINE OF CREDIT

        The Company had an unsecured revolving line of credit with a commercial bank which expired on July 31, 1998. The Company is seeking an asset based line of credit, however, there can be no assurance that the Company will be able to obtain a replacement facility. If a replacement facility is not obtained, the Company may need to seek alternative sources of funds through equity or debt financing and there can be no assurance that such equity or debt financing will be available on terms acceptable to the Company, if at all.

COMMITMENTS AND CONTINGENCIES

        The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company has received communications from IBM Corporation ("IBM") alleging that certain of the Company's products infringe the patent rights of IBM. The Company is presently investigating this claim and is not yet in a position to fully evaluate the merits of such claim. The Company cannot predict the outcome of this claim or any similar claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition. No provision has been recorded for any loss that may result from the ultimate resolution of this uncertainty.

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

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON't)
                                   (UNAUDITED)


this claim or the effect, if any, of such claim on the Company's operating results or financial condition.

        On June 2, 1998, the Company entered into a lease agreement for a 45,647 sq. ft. building located in Sunnyvale, California. The lease term is for 85 months beginning September 1, 1998 at a base rate of $73,035 per month. The base rate will be increased for tenant improvements and the property operating expenses. This facility will be used for research and development, sales and marketing, technical support and administration.

STOCKHOLDERS' EQUITY

        In January 1998, 16,578 shares were issued in connection with the exercise of options granted under the 1992 Stock Purchase Plan. Aggregate proceeds received from these exercises were $73,979.

STOCK OPTION PLAN

        During the six month period ended June 30, 1998, the Company granted options to purchase 459,634 shares at exercise prices ranging from $3.97 to $5.38 to both new and existing employees.

        During the six month period ended June 30, 1998, 273,845 stock options were canceled.

ACQUISITION

        On June 18, 1998, the Company consummated, through a wholly-owned subsidiary, the acquisition of the modem business of Global Village Communication, Inc. ("Global Village"), in exchange for $9,855,206 in cash and notes. A $4,000,000 cash payment was made at closing and two additional payments of $3,000,000 each are due Global Village on September 30, 1998 and on December 31, 1998. The notes payable relating to the two $3,000,000 payments are non-interest bearing and interest on these notes has been imputed at the rate of 6%. The Company purchased intellectual property, including the Global Village name, logo and trademarks, as well as the modem hardware and software products, and the inventory, receivables and other assets of the modem business. The Company also assumed the liabilities of the modem business, including responsibility for product warranty, technical support, product returns, ongoing marketing and sales programs, and certain accounts payable and accrued liabilities. The Company also received a warrant to purchase up to 425,000 shares of Global Village common stock at an exercise price of $1.0003 per share. Subsequent to the closing of the transaction, Global Village changes its corporate name to OneWorld Systems, Inc.

        The acquisition was recorded as a purchase with the purchase price allocated to the acquired assets, assumed liabilities and in-process research and development as follows:

         Accounts receivable, net                                   $ 8,740,743
         Inventory                                                    2,131,822
         Other current assets                                            62,000
         Property, plant and equipment                                  589,435
         Tradename/marketing intangible asset                         2,300,000
         Existing technology intangible asset                         1,500,000
         Goodwill                                                       425,206
         Warrants                                                       140,000
         Accounts payable                                           (7,776,000)
         Accrued expenses                                           (2,058,000)
         In-process research and development                          3,800,000
                                                                    -----------

                                                                    $ 9,855,206
                                                                    ===========

         Direct acquisition costs associated with this transaction, totalling $580,000, have also been capitalized to goodwill. Goodwill is being amortized over a five year period. Existing technology is being amortized over a two year period. The tradename/marketing intangible asset is being amortized over a seven year period.

         The allocation of the purchase price is subject to adjustment as additional information with respect to certain estimates made of the acquired assets and assumed liabilities is determined.

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

        As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 1998 and 1997, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                   Three Months                        Six Months
                                                  Ended June 30,                     Ended June 30,
                                                  --------------     Percent         --------------     Percent
                                                  1998      1997     Change          1998      1997      Change
                                                  ----      ----     ------          ----     -----      ------

Net sales   .................................    100.0%    100.0%     (19.2)%        100.0%    100.0%    (17.9)%
Cost of goods sold...........................    122.9      94.9        4.6          111.0      97.4     ( 6.4)
                                                 -----     -----                     -----     -----
    Gross profit (loss)......................    (22.9)      5.1          *          (11.0)      2.6         *
                                                 -----     -----                     -----     -----
Operating expenses:
    Research and development.................      5.0       4.5      (11.5)           4.3       4.0     (12.9)
    Selling, general and administrative......     22.2      26.0      (30.9)          20.5      25.5     (33.9)
    In process research & development........     28.8       0.0          *           13.2       0.0         *
                                                 -----     -----                     -----     -----
        Total operating expenses.............     56.0      30.5      (48.1)          38.0      29.5       5.6

Loss from operations.........................    (78.9)    (25.4)     150.7          (49.0)    (26.9)     49.7
Non-operating income, net....................      1.3       1.4      (24.3)           1.3       1.0       2.8
                                                 -----     -----                     -----     -----
Loss before income tax benefit..............     (77.6)    (24.0)     160.5          (47.7)    (25.9)     51.5
Income tax benefit...........................      0.0      (8.4)         *            0.0      (9.1)        *
                                                 -----     -----                     -----     -----

Net loss.....................................    (77.6)%   (15.6)%    300.8          (47.7)%   (16.8)%   133.2
                                                 =====     =====                     =====     =====



* Not applicable

RESULTS OF OPERATIONS

         NET SALES. The Company's net sales decreased by 19.2% to $13,210,000 in the three months ended June 30, 1998 from $16,352,000 in the three months ended June 30, 1997. For the six months ended June 30, 1998, net sales decreased by 17.9% to $28,826,000 from $35,110,000 for the comparable period in 1997. The sales decrease in the three and six month periods ended June 30, 1998 over the comparable period in 1997 is shown below by product category. Included in the data communications product category below is sales of approximately $1,434,000 of Global Village branded product. The Company acquired the assets of Global Village as of June 18, 1998 and sales were included from June 18 to June 30, 1998.



                                   THREE MONTHS              SIX MONTHS
                                   ENDED JUNE 30,           ENDED JUNE 30,
                                ------------------        -----------------
                                 1998        1997         1998         1997
                                -----        -----        ----         ----
                                                (IN MILLIONS)

Data Communications ..........  $ 6.7        $13.4        $14.8       $28.3
Custom Manufacturing .........    4.1           --          8.9          --
Multimedia ...................     --           --           --          .8
Networking ...................    0.3          0.9          0.8         1.7
Video Graphics ...............    0.2          0.5          0.5         0.9
I/O, IDE & Multiport .........    1.2          1.5          2.5         3.0
Video Conferencing ...........    0.1           --          0.2         0.3
ISDN .........................     --          0.1           --         0.1
Internet Access Device .......     .6           --          1.1          --
                                -----        -----        -----       -----
                                $13.2        $16.4        $28.8       $35.1
                                =====        =====        =====       =====


         The sales decrease in the three months and six months ended June 30, 1998 compared to the comparable periods in 1997 was primarily attributable to decrease in sales of data communications products, however the product categories of networking, video graphics, I/O, IDE, and Multiport also experienced a decline in sales. The decrease in sales in these categories was partially offset by an increase in sales in the category of custom manufacturing and internet access devices. The Company manufactures several categories of internet access devices which allow for Internet access via a TV, including a product manufactured for a major electronic manufacturing customer. For the six months ended June 30, 1998 revenue of $2,700,000 for sales of this particular Internet access device to such customer is included in custom manufacturing. The revenue of $2,700,000 was recorded entirely in the three months ended March 31, 1998 and the Company did not derive any revenue from this customer in the quarter ended June 30, 1998 and does not anticipate deriving any revenues from this customer for the balance of 1998. For the three months ended June 30, 1998 sales in the custom manufacturing category were to one customer.

         Included in the category of Internet access devices are sales of a model of this product which was developed by the Company and sold under the Boca Research name or co-branded. The Company is placing emphasis on this category, however sales increased only marginally from $500,000 in the three months ended March 31, 1998 to $600,000 in the three months ended June 30, 1998.

         Sales for the three months ended June 30, 1998 and the six month period ended June 30, 1998 were adversely affected by several factors, including pricing pressure on all modem products, excess industry-wide channel inventories of pre-standard 56Kbps product, and the slow adoption of 56Kbps technology by consumers who realize that the 56Kbps product does not significantly increase Internet downloading speed capability over the 33.6Kbps product. The Company's diversification into Internet access devices and custom manufacturing has not met expectations and has not offset the decline in the Company's traditional core business.

         International sales were approximately $2.0 million for the three months ended June 30, 1998 compared to $4.2 million for the three months ended June 30, 1997. For the six months ended June 30, 1998 international sales were $4.8 million compared to $8.5 million for the six months ended June 30, 1997. The decline is due to lower sales to the Company's joint ventures in Southeast Asia and India and lower sales in Europe. The Company also showed a decline in international sales from the first quarter ended March 31, 1998 which had sales of $2.8 million to the $2.0 million recorded in the three months ended June 30, 1998.

         GROSS PROFIT (LOSS). Gross profit (loss) was ($3,029,000) for the three months ended June 30, 1998 as compared to $834,000 for the three months ended June 30, 1997 and decreased as a percentage of net sales to (22.9%) in the three months ended June 30, 1998 from 5.1% in the three months ended June 30, 1997. For the six months ended June 30, 1998, gross profit decreased to ($3,180,000) from $929,000 in the six months ended June 30, 1998. Gross profit as a percentage of net sales decreased to (11.0%) for the six months ended June 30, 1998 from 2.6% for the six months ended June 30, 1998. The gross profit percentage for the three months ended June 30, 1998 and six months ended June 30, 1998 is being affected by several factors including low utilization of the Company's manufacturing facilities, aggressive channel pricing to reduce channel inventories of 33.6Kbps product and prestandard 56Kbps product, competitive pressure in the OEM channel and the custom manufacturing product category requiring the Company to compete with offshore manufacturers which the Company believes have a cost advantage because of currency devaluations and better purchasing power because of their larger volumes. Most of the above factors have been adversely affecting the Company's gross profit percentage since January 1, 1997. In the three months ended June 30, 1998 the Company's gross profit was also impacted by the write down of inventory and the increase in inventory reserves charged to cost of goods sold in the amount of $3,800,000. For the six months ended June 30, 1998 the Company recorded write downs of inventory and increases in the inventory reserve as a charge to cost of goods sold in the amount of $4,514,000. This was the result of excess inventories in the Company of older technology product that has been determined to have limited sales value. In particular the Company has seen a significant slow down in sales of 33.6Kbps product and pre-standard 56Kbps product along with significant price erosion. This has resulted in additional price protection, rebates and other allowances to the distribution channel in order to reduce channel inventories which has a negative impact on gross margins. The Company during a period of rapid technology change, weak industry demand and declining Company sales will need to review the realizable value of inventory on a on-going basis and further writedowns of inventory may be required.

         The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEM's), component costs and manufacturing efficiencies and capacity utilization. In addition gross profit margins on product categories differ. In particular, custom manufacturing is typically a low profit margin business. Accordingly, the Company's gross profit has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. There will be circumstances, which management anticipates will occur in the third quarter, in which the Company accepts lower margin sales for purposes such as to reduce inventories, and to utilize manufacturing capacity.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased to $656,000 in the three months ended June 30, 1998 from $741,000 in the three months ended June 30, 1997. This represents an increase in research and development expense as a percentage of net sales to 5.0% for the three months ended June 30, 1998 from 4.5% for the three months ended June 30, 1997. Research and development expenses decreased to $1,233,000 for the six months ended June 30, 1998 from $1,415,000 for the six months ended June 30, 1997. This represents an increase in research and development expense as a percentage of net sales to 4.3% for the six months ended June 30, 1998 from 4.0% for the six months ended June 30, 1997. The small increase in research and development expense as a percentage of net sales was primarily attributable to the fixed nature of certain research and development expenses allocated over a lower sales base.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $2,935,000 in the three months ended June 30, 1998 from $4,250,000 in the three months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 22.2% in the three months ended June 30, 1998 from 26.0% in the three months ended June 30, 1997. Selling, general and administrative expenses decreased to $5,915,000 in the six months ended June 30, 1998 from $8,953,000 in the six months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 20.5% in the six months ended June 30, 1998 from 25.5% in the six months ended June 30, 1997. The Company's spending for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 was $465,000 lower for sales and marketing salaries, commissions and fringe benefits, $476,000 lower for advertising and $145,000 lower for travel and entertainment in sales and marketing. The Company's spending for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was $260,000 lower for consulting fees and expenses with ArgoQUEST, Inc. $600,000 lower for salaries, commissions and fringe benefits in the sales and marketing department, $948,000 lower for advertising, $275,00 lower for travel and entertainment in the sales and marketing department, and $239,000 lower in uncollectible accounts expense. Some of the reduced spending is a reflection that the Company was placing less emphasis on the retail channel.

         IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. On June 18, 1998, the Company completed its acquisition of the modem business of Global Village in exchange for $9,855,026 in cash and notes. The Company purchased certain of Global Village's assets, technology, operations and assumed certain of its liabilities. This transaction was accounted for using the purchase method of accounting with the purchase price being partially allocated to purchased technologies and intangible assets. $3,800,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development. The value attributed to the in-process research and development was determined by an independent appraisal.

LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 1998, the Company's working capital decreased by $18,110,000 from December 31, 1997. This decrease was represented by a decrease in inventories of $1,283,000 and other current assets of $6,940,000 and a increase in current liabilities of $18,543,000 offset by an increase in cash of $3,309,000 and accounts receivables of $5,347,000. The Company's operations provided cash of $7,955,000 for the six months ended June 30, 1998. In May 1998, the Company received a federal income tax refund in the amount of $7,125,000 from the Internal Revenue Service which accounted for the decrease in other current assets noted above.

         The Company had an unsecured revolving line of credit with a commercial bank which expired on July 31, 1998. The Company is seeking an asset based line of credit, however, there can be no assurance that the Company will be able to obtain a replacement facility. If a replacement facility is not obtained, the Company may need to seek alternative sources of funds through equity or debt financing and there can be no assurance that such equity or debt financing will be available on terms acceptable to the Company, if at all.

         On June 18, 1998, the Company consummated the acquisition of the modem business of Global Village in exchange for $9,855,206 in cash and notes. A $4,000,000 cash payment was made at closing and two additional payments of $3,000,000 each are due Global Village on September 30, 1998 and on December 31, 1998. The notes payable relating to the two $3,000,000 payments are non-interest bearing and interest on these notes has been imputed at the rate of 6%.





                                       -15

         In order for the Company to be able to make the above payments, a replacement loan facility must be secured or the Company's operations must improve to an extent that the cash necessary to make such payments would be provided.

         The Company regularly evaluates acquisitions of business, technologies or products complementary to the Company's business. In the event that the Company effects one or more acquisitions, the Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing may be required to finance such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

YEAR 2000 MATTERS.

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

         DEPENDENCE ON CUSTOM MANUFACTURING SALES. In the third quarter of 1997, the Company began manufacturing products on a contract basis for other companies. Custom manufacturing sales accounted for approximately 12% of the Company's net sales for the year ended December 31, 1997 and increased to 31% of sales for the six months ended June 30, 1998. The Company has only recently begun custom manufacturing and, accordingly, the Company has limited experience in the management and operation of custom manufacturing services. Moreover, the contract manufacturing industry is highly fragmented and intensely competitive. In addition, the level and timing of orders placed by the Company's contract manufacturing customers vary due to customer attempts to manage inventory, changes in the customer's manufacturing strategy and variation in demand for the demand's product. For all of these reasons, there can be no assurance that the Company will be successful in developing its custom manufacturing services. The inability of the Company to expand its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition. As of June 30, 1998 the Company has only one custom manufacturing customer. Sales to this customer will most likely be less in the third quarter of 1998 than they were in the second quarter of 1998.

         ACQUISITIONS. The Company may from time to time pursue the acquisition of other companies, assets, technologies or product lines that would complement or expand its existing business, such as the acquisition of the Global Village modem business. Certain of these acquisitions may involve businesses in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to identify businesses that would complement or expand its existing business or complete such acquisitions, manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products or personnel gained through such acquisition without a material adverse impact on the Company's business, financial condition and results of operations, particularly in the quarters immediately following such acquisitions.

         INTERNATIONAL OPERATIONS. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certification for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The strength of the U.S. dollar in early 1997 did have a negative impact for 1997 which continued for the six months ended June 30, 1998. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

         SALES CHANNEL RISKS. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 45% of net sales in the year 1997 and 62% of net sales for the six months ended June 30, 1998. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing product pricing which could have a material adverse effect on the Company's operating results. In 1996, the Company's three largest OEM customers accounted for approximately 42% of the Company's net sales; and in 1997, sales to these customers were approximately 4%. The Company did not recognize any sales to these OEM customers in the six months ending June 30, 1998. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

         The Company's three largest wholesale distributors accounted for approximately 18% of the Company's net sales in 1997 and 24% of net sales for the six months ended June 30, 1998. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996 and from 1996 to 1997.

         During the second half of 1996 and the first half of 1997, the Company focused on entering the retail channel. However due to the high cost of channel entry as well as the sales promotions, advertising, and marketing expenses required to maintain a direct relationship, the Company is limiting its number of retail customers and may address this channel through wholesale distribution. Sales to the retail channel in the six months ended June 30, 1998 were 5% of net sales.

         COMPETITION. The markets for the Company's products are intensely competitive resulting in constant pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products that compete directly with the Company's products. These competitors could take pricing action that could result in price reductions in the Company's products or that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new product markets, such as Internet TV appliances, cable modems and video conferencing, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on May 18, 1998, (i) the Company's nominees for directors to serve until the 1999 Annual Meeting of Stockholders were elected and (ii) the stockholders approved an amendment to the Company's 1996 Non- Employee Director Stock Option Plan to provide for the automatic grant of options to purchase 10,000 shares of Common Stock to each non-employee director on the date he is intially elected to the Board and on each date thereafter on which he is reelected, and for the automatic grant of options to purchase an additional 5,000 shares of Common Stock to the Chairman of the Board on the date of his election and reelection as Chairman.

With respect to the election of the Directors, the voting was as follows:


        NOMINEE                                FOR                   AGAINST

Blaine Davis                                 7,645,128               126,716
Joseph M. O'Donnell                          7,643,388               128,456
Robert W. Ferguson                           7,644,206               127,638
Arthur Wyatt                                 7,645,128               126,716
Patrick J. Keenan                            7,543,991               227,853
Anthony F. Zalenski                          7,645,102               126,742


With respect to the approval of the amendment to the 1996 Non-Employee Director Stock Option Plan, the voting was as follows:

   FOR               AGAINST               ABSTAIN                   NON-VOTE

7,334,619            275,715               37,581                     125,929


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



Dated: August 14, 1998                    /s/ Anthony F. Zalenski
                                          -------------------------------------
                                          Anthony F. Zalenski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Dated: August 14, 1998                    /s/ R. Michael Brewer
                                          -------------------------------------
                                          R. Michael Brewer
                                          Vice President - Finance and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS


                                                                        Page
                                                                        ----

Exhibit 11    Calculation of shares used in determining
              earnings per share                                         27