Form 10-Q
period 1998-09-30
BOCA RESEARCH INC
filed 1998-11-16
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended                       Commission File Number 0-21138
     September 30, 1998


                               BOCA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)


           Florida                                    59-2479377
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

    1377 Clint Moore Road
     Boca Raton, Florida
    (Address of principal                                    33487
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

Yes X No___
    -

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding as of
          Class                                             November 13, 1998
          -----                                             -----------------
Common stock, par value
    $.01 per share                                              8,756,487

                               BOCA RESEARCH, INC.
               Form 10-Q For The Quarter Ended September 30, 1998

                                      INDEX
                                                                         Page
                                                                         ----
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
     (unaudited) as of September 30, 1998 and
     December 31, 1997 ........................................            3

    Condensed Consolidated Statements of
     Income (unaudited) for the three and nine
     months ended September 30, 1998 and 1997 .................            4

    Condensed Consolidated Statements of
     Cash Flows (unaudited) for the nine
     months ended September 30, 1998 and 1997 .................            5

    Notes to Condensed Consolidated
     Financial Statements (unaudited) .........................            6

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations .........................................            11


Part II. OTHER INFORMATION
  Items 1-3. Not applicable ...................................            24

  Item 4. Submission of Matters to a Vote of
           Security Holders ...................................            24

  Item 5. Other Information ...................................            24

  Item 6. Exhibits and Reports on Forms 8-K ...................            24

  Signatures ..................................................            25

PART I. Item 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands except share and per share data)

                                                                 September 30,   December 31,
                                                                     1998            1997
                                                                     ----            ----
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................       $  5,328        $  8,205
  Trade receivables, net ..................................         20,151          11,723
  Inventory, net ..........................................          9,098          14,876
  Prepaid expenses and other current assets ...............            820             470
  Prepaid and deferred income taxes .......................          2,052           9,214
                                                                    ------          ------
    Total current assets ..................................         37,449          44,488

  Property and equipment, net .............................          4,092           5,540
  Goodwill and other intangible assets ....................          4,432              --
  Other assets ............................................            627             191
                                                                    ------          ------
    Total assets ..........................................       $ 46,600        $ 50,219
                                                                    ======          ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................       $ 11,365        $  6,546
  Notes payable ...........................................          5,955              --
  Accrued expenses and other current liabilities ..........          4,280           3,092
                                                                     -----           -----
    Total current liabilities .............................       $ 21,600        $  9,638
                                                                    ------           -----
Commitments and contingencies

Stockholders' equity:
  Common stock, 25,000,000 $.01 par value shares
   authorized, 8,756,487 issued and outstanding
   at September 30, 1998, 8,725,079 issued and
   outstanding at December 31, 1997 .......................             87              87
  Additional paid-in capital ..............................         26,055          25,915
  Retained earnings .......................................         (1,142)         14,579
                                                                    ------          ------
    Total stockholders' equity.............................         25,000          40,581
                                                                    ------          ------
      Total liabilities and stockholders' equity.........         $ 46,600        $ 50,219
                                                                    ======          ======

           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                                                         Three  Months              Nine Months
                                                                      Ended September 30,       Ended September 30,
                                                                      -------------------       -------------------
                                                                      1998          1997         1998       1997
                                                                      ----          ----         ----       ----
Net sales .................................................          $22,789       $18,549       $51,615    $53,660
Cost of goods sold ........................................           19,221        17,138        51,227     51,320
                                                                      ------        ------        ------     ------
Gross profit ..............................................            3,568         1,411           388      2,340
                                                                       -----         -----           ---      -----
Operating expenses:
  Research and development ................................              872           690         2,105      2,104
  Selling, general and administrative .....................            4,830         3,431        10,745     12,384
  In-process research and development .....................               --            --         3,800         --
                                                                       -----         -----        ------     ------
    Total operating expenses ..............................            5,702         4,121        16,650     14,488
                                                                       -----         -----        ------     ------
Loss from operations ......................................           (2,134)       (2,710)      (16,262)   (12,148)
Non-operating income, net .................................              169           241           541        603
                                                                       -----         -----        ------     ------
Loss before income tax benefit ............................           (1,965)       (2,469)      (15,721)   (11,545)
Income tax benefit ........................................               --          (864)           --     (4,041)
                                                                       -----         -----        ------      -----
Net loss...................................................         ($ 1,965)     ($ 1,605)     ($15,721)  ($ 7,504)
                                                                       =====         =====        ======      =====
Net loss per share (Basic and Diluted).....................           ($0.22)       ($0.18)       ($1.80)    ($0.86)
                                                                        ====          ====          ====       ====
Weighted average shares outstanding........................            8,756         8,725         8,747      8,716
                                                                       =====         =====         =====      =====

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Nine Months
                                                                        Ended September 30,
                                                                        -------------------

                                                                        1998           1997
                                                                        ----           ----
Cash provided by (used in):
Operating activities:
  Net loss ................................................          ($15,721)       ($7,504)
  Adjustments for non-cash charges ........................             6,554          2,202
  Changes in assets and liabilities .......................            10,974          8,474
                                                                       ------          -----
    Net cash provided by operating activities .............             1,807          3,172
                                                                        -----          -----
Investing activities:
  Cash paid for acquisition...............................            (4,580)             --
  Capital expenditures....................................              (244)           (987)
                                                                       -----             ---
    Net cash used in investing activities.................            (4,824)           (987)
                                                                       -----             ---

Financing activities - Exercise of options ...............               140             321
                                                                       -----           -----
Net increase (decrease) in cash and cash equivalents .....            (2,877)          2,506
Cash and cash equivalents, beginning of period ...........             8,205           7,826
                                                                       -----           -----
Cash and cash equivalents, end of period .................           $ 5,328         $10,332
                                                                       =====          ======

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

Supplemental Cash Flow Information

        Cash payments (net of refunds) for income taxes were ($7,162,438) and ($1,339,171) in the nine month periods ended September 30, 1998 and 1997, respectively.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and nine months ended September 30, 1998 and 1997, and net loss is the only component of comprehensive income (loss) for such periods.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Current Assets

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                  September 30,    December 31,
                                                      1998             1997
                                                      ----             ----
Accounts receivable ............................    $24,885          $14,423
Allowance for sales returns, allowances and
 price protection ..............................     (2,304)          (1,300)
Allowance for doubtful accounts ................     (2,430)          (1,400)
                                                      -----            -----
                                                    $20,151          $11,723
                                                     ======           ======

        Included in the accounts receivable balance is $190,402 in receivables from PowerTelBOCA Pvt., Ltd. ("PowerTel"), a joint venture in India in which the Company has a 20% ownership interest. Sales to MBf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia in which the Company has a 50% ownership interest, and PowerTel in the three and nine month periods ended September 30, 1997 were approximately $708,000 and $2,517,000, respectively. Sales to these related parties in the three and nine month periods ended September 30, 1998 were approximately $57,000 and $229,000, respectively. The Company has agreed to payment terms of 180 days for PowerTel. MBf Boca Asia Pacific is in the process of winding down its operations.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                  September 30,    December 31,
                                                      1998             1997
                                                      ----             ----
Raw materials ..................................    $ 9,005          $11,075
Work in process ................................      3,454            4,925
Finished goods .................................      1,819            2,376
Inventory reserves .............................     (5,180)          (3,500)
                                                      -----            -----
                                                    $ 9,098          $14,876
                                                      =====           ======

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Property and Equipment

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $12,984,966 at September 30, 1998 and $10,709,231 at December 31, 1997.

Line of Credit

        The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent.

Commitments and Contingencies

        The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

        On June 2, 1998, the Company entered into a lease agreement for a 45,647 sq. ft. building located in Sunnyvale, California. The lease term is for 85 months beginning October 1, 1998 at a base rate of $73,035 per month. The base rate will be increased for tenant improvements and the property operating expenses. This facility will be used for research and development, sales and marketing, technical support and administration.

Stockholders' Equity

        In January and July 1998, 31,408 shares were issued in connection with the exercise of options granted under the 1992 Stock Purchase Plan. Aggregate proceeds received from these exercises were $140,443.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Stock Option Plan

        During the nine month period ended September 30, 1998, the Company granted options to purchase 692,381 shares at exercise prices ranging from $1.59 to $6.69 to both new and existing employees and directors.

        During the nine month period ended September 30, 1998, 406,118 stock options were canceled.

Acquisition

        On June 18, 1998, the Company consummated, through a wholly-owned subsidiary, the acquisition of the modem business of Global Village Communication, Inc. ("Global Village"), in exchange for $9,855,206 in cash and notes. A $4,000,000 cash payment was made at closing and two additional payments of $3,000,000 each are due Global Village on September 30, 1998 and on December 31, 1998. The notes payable relating to the two $3,000,000 payments are non-interest bearing and interest on these notes has been imputed at the rate of 6%. The $3,000,000 payment due on September 30, 1998 was paid on October 2, 1998. The Company purchased intellectual property, including the Global Village name, logo and trademarks, as well as the modem hardware and software products, and the inventory, receivables and other assets of the modem business. The Company also assumed the liabilities of the modem business, including responsibility for product warranty, technical support, product returns, ongoing marketing and sales programs, and certain accounts payable and accrued liabilities. The Company also received a warrant to purchase up to 425,000 shares of Global Village common stock at an exercise price of $1.0003 per share. Subsequent to the closing of the transaction, Global Village changed its corporate name to OneWorld Systems, Inc.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

        The acquisition was recorded as a purchase with the purchase price allocated to the acquired assets, assumed liabilities and in-process research and development as follows:

         Accounts receivable, net                                 $8,740,743
         Inventory                                                 2,131,822
         Other current assets                                         62,000
         Property, plant and equipment                               589,435
         Tradename/marketing intangible asset                      2,300,000
         Existing technology intangible asset                      1,500,000
         Goodwill                                                    425,206
         Warrants                                                    140,000
         Accounts payable                                         (7,776,000)
         Accrued expenses                                         (2,058,000)
         In-process research and development                       3,800,000
                                                                   ---------
                                                                  $9,855,206
                                                                   =========

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

        As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 1998 and 1997, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                     Three Months                      Nine Months
                                                  Ended September 30,   Percent    Ended September 30,   Percent
                                                    1998      1997      Change       1998      1997      Change
                                                    ----      ----      ------       ----      ----      ------
Net sales ...................................      100.0%    100.0%      22.9%      100.0%    100.0%     (3.8)%
Cost of goods sold ..........................       84.3      92.4       12.2        99.2      95.6      (0.2)
                                                    ----      ----                   ----      ----
  Gross profit ..............................       15.7       7.6      152.9         0.8       4.4      (83.4)
                                                    ----       ---                    ---       ---
Operating expenses:
  Research and development ..................        3.8       3.7       26.4         4.1       3.9        0.1
  Selling, general and administrative .......       21.2      18.5       40.8        20.8      23.1      (13.2)
  In process research & development .........        0.0       0.0          *         7.4       0.0          *
                                                    ----      ----                   ----      ----
    Total operating expenses ................       25.0      22.2       38.4        32.3      27.0       14.9
                                                    ----      ----                   ----      ----
Loss from operations ........................       (9.3)    (14.6)     (21.3)      (31.5)    (22.6)      33.9
Non-operating income, net ...................        0.7       1.3      (29.9)        1.0       1.1      (10.3)
                                                     ---      ----                   ----      ----
Loss before income tax benefit ..............       (8.6)    (13.3)     (20.4)      (30.5)    (21.5)      36.2
Income tax benefit ..........................        0.0      (4.7)         *         0.0      (7.5)         *
                                                     ---       ---                   ----      ----
Net loss ....................................       (8.6)%    (8.7)%     22.4%      (30.5)%   (14.0)%    109.5%
                                                     ===       ===                   ====      ====
*Not applicable

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     NET SALES. The Company's net sales increased by 22.9% to $22,789,000 in the three months ended September 30, 1998 from $18,549,000 in the three months ended September 30, 1997. For the nine months ended September 30, 1998, net sales decreased by 3.8% to $51,615,000 from $53,660,000 for the comparable period in 1997. The sales fluctuations in the three and nine month periods ended September 30, 1998 over the comparable period in 1997 is shown below by product category. Included in the data communications product category below is net sales of $12,418,000 of Global Village branded product during the third quarter of 1998. The Company acquired the modem business of Global Village as of June 18, 1998. Net sales of the Global Village branded product for the period from June 18 to June 30, 1998 amounted to $1,434,000.

                                                    Three Months                             Nine Months
                                                 Ended September 30,                      Ended September 30,
                                                 -------------------                      -------------------
                                                   1998        1997                         1998        1997
                                                   ----        ----                         ----        ----
                                                                         (In Millions)
Data Communications ...........                   $18.4       $10.5                        $33.1      $38.9
Custom Manufacturing ..........                     2.4         4.4                         11.3        4.4
Multimedia ....................                      --         0.1                           --        0.9
Networking ....................                     0.4         1.3                          1.3        3.0
Video Graphics ................                     0.2         0.5                          0.7        1.4
I/O, IDE & Multiport ..........                     1.1         1.7                          3.6        4.7
Video Conferencing ............                      --          --                          0.2        0.3
ISDN ..........................                      --          --                           --        0.1
Internet Access Device ........                     0.3          --                          1.4         --
                                                    ---        ----                         ----       ----
                                                  $22.8       $18.5                        $51.6      $53.7
                                                   ====        ====                         ====       ====


         Excluding the net sales associated with the acquisition of the modem business of Global Village, the sales decrease in the three months and nine months ended September 30, 1998 compared to the comparable periods in 1997 was primarily attributable to decrease in sales of data communications products, however the product categories of networking, video graphics, I/O, IDE, and Multiport also experienced a decline in sales. The decrease in sales in these categories was partially offset by an increase in sales in the category of custom manufacturing and Internet access devices.

         During the third quarter of 1998, net sales of the Global Village branded product were $12,418,000. Of this total, $5,128,000 represented sales to Apple Computer, Inc. This amount represents approximately 23% of net sales during the third quarter of 1998. Thus far in the fourth quarter of 1998 there are no sales to Apple, and the Company is uncertain as to the outlook for any recurrent Apple sales.

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company manufactures several categories of Internet access devices which allow for Internet access via a TV, including a product manufactured for a major electronic manufacturing customer. For the nine months ended September 30, 1998 revenue of $2,700,000 for sales of this particular Internet access device to such customer is included in custom manufacturing. The revenue of $2,700,000 was recorded entirely in the three months ended March 31, 1998 and the Company did not derive any revenue from this customer in the quarters ended June 30, 1998 and September 30, 1998 and does not anticipate deriving any revenues from this customer for the balance of 1998. For the three months ended September 30, 1998 sales in the custom manufacturing category were to one customer.

         Included in the category of Internet access devices are sales of a model of this product which was developed by the Company and sold under the Boca Research name or co-branded. The Company is placing emphasis on this category, however sales decreased from $647,000 in the three months ended June 30, 1998 to $260,000 in the three months ended September 30, 1998.

         Sales for the three months ended September 30, 1998 and the nine month period ended September 30, 1998 were adversely affected by several factors, including pricing pressure on all modem products, excess industry-wide channel inventories of pre-standard 56Kbps product, and the slow adoption of 56Kbps technology by consumers who realize that the 56Kbps product does not significantly increase Internet downloading speed capability over the 33.6Kbps product. The Company's diversification into Internet access devices and custom manufacturing has not met expectations and has not offset the decline in the Company's traditional core business.

         International sales were approximately $5.1 million for the three months ended September 30, 1998 compared to $2.8 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998 international sales were $9.9 million compared to $11.3 million for the nine months ended September 30, 1997.

     GROSS PROFIT. Gross profit was $3,568,000 for the three months ended September 30, 1998 as compared to $1,411,000 for the three months ended September 30, 1997 and increased as a percentage of net sales to 15.7% in the three months ended September 30, 1998 from 7.6% in the three months ended September 30, 1997. For the nine months ended September 30, 1998, gross profit decreased to $388,000 from $2,340,000 in the nine months ended September 30, 1997. Gross profit as a percentage of net sales decreased to 0.8% for the nine months ended September 30, 1998 from 4.4% for the nine months ended September 30, 1997. The gross profit percentage for the three months ended September 30, 1998 and nine months ended September 30, 1998 is being affected by several factors including low utilization of the Company's manufacturing facilities, aggressive channel pricing to reduce channel inventories of 33.6Kbps product and prestandard 56Kbps product, competitive pressure in the OEM channel and the custom manufacturing product category requiring the Company to compete with offshore manufacturers which the Company believes have a cost advantage because of currency

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

devaluations and better purchasing power because of their larger volumes. Most of the above factors have been adversely affecting the Company's gross profit percentage since January 1, 1997. In the three months ended September 30, 1998 the Company's gross profit was also impacted favorably by net sales of $12,418,000 of the Global Village branded product, which have higher gross margins associated with them as compared to sales of Boca Research branded products. Of this total, $5,128,000 represented sales to Apple Computer, Inc. This amount represents approximately 23% of net sales during the third quarter of 1998. Thus far in the fourth quarter of 1998 there are no sales to Apple, and the Company is uncertain as to the outlook for any recurrent Apple sales. For the nine months ended September 30, 1998 the Company recorded write downs of inventory and increases in the inventory reserve as a charge to cost of goods sold in the amount of $4,780,000. This was the result of excess inventories in the Company of older technology product that has been determined to have limited sales value. In particular the Company has seen a significant slow down in sales of 33.6Kbps product and pre-standard 56Kbps product along with significant price erosion. This has resulted in additional price protection, rebates and other allowances to the distribution channel in order to reduce channel inventories which has a negative impact on gross margins.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased to $872,000 in the three months ended September 30, 1998 from $690,000 in the three months ended September 30, 1997. This represents an increase in research and development expense as a percentage of net sales to 3.8% for the three months ended September 30, 1998 from 3.7% for the three months ended September 30, 1997. Research and development expenses increased to $2,105,000 for the nine months ended September 30, 1998 from $2,104,000 for the nine months ended September 30, 1997. This represents an increase in research and development expense as a percentage of net sales to 4.1% for the nine months ended September 30, 1998 from 3.9% for the nine months ended September 30, 1997. Research and development expenses increased in the three months ended September 30, 1998 versus the comparable period in 1997 primarily as the result of the acquisition of the modem business of Global Village.

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4,830,000 in the three months ended September 30, 1998 from $3,431,000 in the three months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 21.2% in the three months ended September

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

30, 1998 from 18.5% in the three months ended September 30, 1997. Selling, general and administrative expenses decreased to $10,745,000 in the nine months ended September 30, 1998 from $12,384,000 in the nine months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 20.8% in the nine months ended September 30, 1998 from 23.1% in the nine months ended September 30, 1997. Selling, general and administrative expenses increased in the three months ended September 30, 1998 versus the comparable period in 1997 primarily as the result of the acquisition of the modem business of Global Village. The Company's expenses for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 were $260,000 lower for consulting fees and expenses with ArgoQUEST, Inc. and $1,215,000 lower for advertising.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 1998, the Company's working capital decreased by $19,001,000 from December 31, 1997. This decrease was represented by a decrease in inventories of $5,778,000, other current assets of $6,812,000 and cash of $2,877,000, and an increase in current liabilities of $11,962,000 offset by an increase in accounts receivables of $8,428,000. The Company's operations provided cash of $1,807,000 for the nine months ended September 30, 1998. In May 1998, the Company received a federal income tax refund in the amount of $7,125,000 from the Internal Revenue Service which accounted for the decrease in other current assets noted above.

         The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent.

         On June 18, 1998, the Company consummated the acquisition of the modem business of Global Village in exchange for $9,855,206 in cash and notes. A $4,000,000 cash payment was

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

made at closing and two additional payments of $3,000,000 each are due Global Village on September 30, 1998 and on December 31, 1998. The notes payable relating to the two $3,000,000 payments are non-interest bearing and interest on these notes has been imputed at the rate of 6%. The $3,000,000 payment due on September 30, 1998 was paid on October 2, 1998.

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

YEAR 2000 MATTERS.

         Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot distinguish 21st century dates from 20th century dates. These date code fields will need to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

     STATE OF READINESS. The Company is in the process of evaluating the year 2000 readiness of the information technology systems used in its operations ("IT Systems") and its non-IT Systems, such as building security, voice mail and other systems. The Company currently anticipates that the Project will cover the following phases: (i) evaluation of all IT Systems, and non-IT Systems; (ii) assessment of repair or replacement requirements; (iii) repair or replacement;
(iv) testing; (v) implementation; and (vi) creation of contingency plans in the event of year 2000 failures.

         The Company has completed its assessment of all current versions of its Products and believes they are year 2000 compliant. The Company has also evaluated all hardware products sold since 1995 and determined them to be year 2000 compliant. Even so, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. This supplier has undergone an independent year 2000 compliance audit and the Company has received a copy of their year 2000 compliant certification. The Company's employees have also successfully tested this software and agree that it is year 2000 compliant. The Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service

                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

         During the first half of fiscal 1999, the Company intends to circulate a questionnaire to vendors and customers with whom the Company has material relationships to obtain information about their year 2000 compliance and the Company plans to continue its evaluation of its IT Systems and non-IT Systems. Until such information is obtained, the Company will not be able to effectively evaluate whether any remediation efforts will be required with respect to its IT Systems or non-IT Systems.

     COSTS. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. At this time, the Company does not possess the information necessary to estimate the potential impact of year 2000 compliance issues relating to its IT-Systems, non-IT Systems, prior versions of its Products, its vendors, its customers, and other parties. Such impact, including the effect of a year 2000 business disruption, could have a material adverse effect on the Company's financial condition and results of operations.

     CONTINGENCY PLAN. The Company has not yet developed a year 2000-specific contingency plan. The Company intends to prepare a contingency plan with respect to its financial and accounting software no later than mid-1999. In addition, if further year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to such issues.

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

     DEPENDENCE ON CUSTOM MANUFACTURING SALES. In the third quarter of 1997, the Company began manufacturing products on a contract basis for other companies. Custom manufacturing sales accounted for approximately 12% of the Company's net sales for the year ended December 31, 1997 and increased to 22% of sales for the nine months ended September 30, 1998. The Company has only recently begun custom manufacturing and, accordingly, the Company has limited experience in the management and operation of custom manufacturing services. Moreover, the contract manufacturing industry is highly fragmented and intensely competitive. In addition, the level and timing of orders placed by the Company's contract manufacturing customers vary due to customer attempts to manage inventory, changes in the customer's manufacturing strategy and variation in demand for the product. For all of these reasons, there can be no assurance that the Company will be successful in developing its custom manufacturing services. The inability of the Company to expand its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition. As of September 30, 1998 the Company has only one custom manufacturing customer. Sales to this customer will most likely be less in the fourth quarter of 1998 than they were in the third quarter of 1998.

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

     INTERNATIONAL OPERATIONS. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certification for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The strength of the U.S. dollar has had a negative impact for the nine months ended September 30, 1998. One or more of thesefactors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

     SALES CHANNEL RISKS. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 45% of net sales in the year 1997 and 57% of net sales for the nine months ended September 30, 1998. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing product pricing which could have a material adverse effect on the Company's operating results. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

         The Company's three largest wholesale distributors accounted for approximately 18% of the Company's net sales in 1997 and 27% of net sales for the nine months ended September 30, 1998. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors. The Company's sales to wholesale distributors declined in absolute dollars from 1995 to 1996 and from 1996 to 1997.

         During the third quarter of 1998, the Company improved the distribution of Boca Research branded products by leveraging the strong retail position of its Global Village line of modems. Sales to the retail channel in the nine months ended September 30, 1998 were 6% of net sales.

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


Item 4.     Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.


Item 5.     Other information

        None.


Item 6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              10.1 - Loan and Security Agreement dated as of November 9, 1998 between Boca Research, Inc. and Finova Business Credit.

              11 - Calculation of shares used in determining earnings per share.

              27 - Financial Data Schedule


        (b)   Reports on Form 8-K

              On September 3, 1998, the Company filed a Form 8-K/A which amended the Form 8-K previously filed by the Company to report the acquisition of certain assets of Global Village Communications Inc.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  November 16, 1998                /s/ Anthony F. Zalenski
                                         -----------------------
                                         Anthony F. Zalenski
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:  November 16, 1998                /s/ Navroze S. Mehta
                                         --------------------
                                         Navroze S. Mehta
                                         Executive Vice President of
                                         Strategic Planning and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)