Form 10-Q/A
period 1998-06-30
BOCA RESEARCH INC
filed 1999-03-25
CIK 895642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------


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

                               BOCA RESEARCH, INC.
                  Form 10-Q/A For The Quarter Ended June 30, 1998

                                      INDEX

                                                                           Page
                                                                           ----

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                 (unaudited) as of June 30, 1998
                 (As Restated) and December 31, 1997 .....................   3

               Condensed Consolidated Statements of Income
                 (unaudited) for the three and six months
                 ended June 30, 1998 (As Restated) and 1997 ..............   4

               Condensed Consolidated Statements of Cash
                 Flows (unaudited) for the six months ended
                 June 30, 1998 (As Restated) and 1997 ....................   5

               Notes to Condensed Consolidated
                 Financial Statements (unaudited) ........................   6

   Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
                 Operations ..............................................  13


PART II.  OTHER INFORMATION

   Items 1-3.  Not applicable ............................................  25

   Item 4.  Submission of Matters to a Vote of Security Holders ..........  25

   Item 5.  Other Information ............................................  25

   Item 6.  Exhibits and Reports on Forms 8-K ............................  26

   Signatures ............................................................  27

PART I.  ITEM 1.


                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)


                                                                           June 30,
                                                                             1998      December 31,
                                                                         As Restated       1997
                                                                         -----------       ----
                                     ASSETS

Current assets:
     Cash and cash equivalents ........................................    $11,514        $ 8,205
     Trade receivables, net ...........................................     17,070         11,723
     Inventory, net ...................................................     13,593         14,876
     Prepaid expenses and other current assets ........................        636            470
     Prepaid and deferred income taxes ................................      2,108          9,214
                                                                           -------        -------
        Total current assets ..........................................     44,921         44,488
     Property and equipment, net ......................................      4,773          5,540
     Goodwill and other intangible assets .............................      5,744             --
     Other assets .....................................................        634            191
                                                                           -------        -------
        Total assets ..................................................    $56,072        $50,219
                                                                           =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable .................................................    $16,932        $ 6,546
     Notes payable ....................................................      5,867             --
     Accrued expenses and other current liabilities ...................      5,382          3,092
                                                                           -------        -------
         Total current liabilities ....................................    $28,181        $ 9,638
                                                                           -------        -------

Commitments and contingencies

Stockholders' equity:
     Common stock, 25,000,000 $.01 par value shares authorized,
       8,741,657 issued and outstanding at June 30, 1998,
       8,725,079 issued and outstanding at December 31, 1997 ..........         87             87
     Additional paid-in capital .......................................     25,989         25,915
     Retained earnings ................................................      1,815         14,579
                                                                           -------        -------
       Total stockholders' equity .....................................     27,891         40,581
                                                                           -------        -------
           Total liabilities and stockholders' equity .................    $56,072        $50,219
                                                                           =======        =======



           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                       Three  Months                  Six Months
                                                       Ended June 30,                Ended June 30,
                                                   ---------------------         ---------------------
                                                  As Restated                   As Restated
                                                     1998         1997             1998         1997
                                                   --------     --------         --------     --------

Net sales .......................................  $ 13,210     $ 16,352         $ 28,826     $ 35,110
Cost of goods sold ..............................    16,239       15,518           32,006       34,181
                                                   --------     --------         --------     --------
        Gross profit (loss) .....................    (3,029)         834           (3,180)         929
                                                   --------     --------         --------     --------
Operating expenses:
        Research and development ................       656          741            1,233        1,415
        Selling, general and administrative .....     2,943        4,250            5,923        8,953
        In-process research and development .....     2,800           --            2,800           --
                                                   --------     --------         --------     --------
        Total operating expenses ................     6,399        4,991            9,956       10,368
                                                   --------     --------         --------     --------
Loss from operations ............................    (9,428)      (4,157)         (13,136)      (9,439)
Non-operating income, net .......................       168          222              372          362
                                                   --------     --------         --------     --------
Loss before income tax benefit ..................    (9,260)      (3,935)         (12,764)      (9,077)
Income tax benefit ..............................        --       (1,377)              --       (3,177)
                                                   --------     --------         --------     --------
Net loss ........................................   $(9,260)    $ (2,558)        $(12,764)    $ (5,900)
                                                   ========     ========         ========     ========
Net loss per share (Basic and Diluted) ..........  $  (1.06)    $  (0.29)        $  (1.46)    $  (0.68)
                                                   ========     ========         ========     ========
Weighted average shares outstanding .............     8,742        8,713            8,742        8,711
                                                   ========     ========         ========     ========



           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                       Six Months
                                                                      Ended June 30,
                                                                  ----------------------
                                                                 As Restated
                                                                    1998          1997
                                                                  --------      --------

Cash provided by (used in):
Operating activities:
   Net loss ...................................................   $(12,764)     $ (5,900)
   Adjustments for non-cash charges ...........................      4,369         1,465
   Changes in assets and liabilities ..........................     16,350        10,216
                                                                  --------      --------
     Net cash provided by operating activities ................      7,955         5,781
                                                                  --------      --------

Investing activities:
   Cash paid for acquisition ..................................     (4,580)           --
   Capital expenditures .......................................       (140)         (228)
                                                                  --------      --------
     Net cash used in investing activities ....................     (4,720)         (228)
                                                                  --------      --------

Financing activities - Exercise of options ....................         74           242
                                                                  --------      --------
Net increase in cash and cash equivalents .....................      3,309         5,795
Cash and cash equivalents, beginning of period ................      8,205         7,826
                                                                  --------      --------
Cash and cash equivalents, end of period ......................   $ 11,514      $ 13,621
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

                               BOCA RESEARCH, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CON't)
                                   (UNAUDITED)

        The acquisition was recorded as a purchase with the purchase price allocated to the acquired assets, assumed liabilities and in-process research and development as follows:

         Accounts receivable, net                                   $ 8,740,743
         Inventory                                                    2,131,822
         Other current assets                                            62,000
         Property, plant and equipment                                  589,435
         Tradename/marketing intangible asset                         2,300,000
         Existing technology intangible asset                         1,500,000
         Goodwill                                                     1,425,206
         Warrants                                                       140,000
         Accounts payable                                           (7,776,000)
         Accrued expenses                                           (2,058,000)
         In-process research and development                          2,800,000
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

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Restatement of the Three and Six Month Periods ended June 30, 1998

         Subsequent to the issuance of the Company's June 30, 1998 financial statements, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of the modem business of Global Village on June 18, 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised allocation, the Company's financial statements for the three and six month periods ended June 30, 1998 have been restated to reduce the amount of the acquired in-process research and development expensed by $ 1,000,000 and to increase goodwill by $ 1,000,000. The change had no impact on net cash flows provided by operations. The effect of the restatement on the accompanying financial statements is as follows:

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

                                                                   (In thousands except for per share data)

                                                                     As Previously               As
                                                                       Reported               Restated
                                                                       --------               --------
At June 30, 1998

         Goodwill and other intangible assets.................         $4,752                 $5,744
         Total assets.........................................         55,080                 56,072
         Retained earnings ...................................            823                  1,815
         Total stockholders' equity...........................         26,899                 27,891
         Total liabilities and stockholders' equity...........         55,080                 56,072


For the three months
ended June 30, 1998

         Selling, general and administrative..................         $2,935                 $2,943
         In-process research and development..................          3,800                  2,800
         Total operating expenses.............................          7,391                  6,399
         Loss from operations.................................        (10,420)                (9,428)
         Loss before income tax benefit.......................        (10,252)                (9,260)
         Net loss.............................................        (10,252)                (9,260)
         Net loss per share (Basic and Diluted)...............          (1.17)                 (1.06)


For the six months
ended June 30, 1998

         Selling, general and administrative..................          $5,915                 $5,923
         In-process research and development..................           3,800                  2,800
         Total operating expenses.............................          10,948                  9,956
         Loss from operations.................................         (14,128)               (13,136)
         Loss before income tax benefit.......................         (13,756)               (12,764)
         Net loss.............................................         (13,756)               (12,764)
         Net loss per share (Basic and Diluted)...............           (1.57)                 (1.46)

                                     - 12 -

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

        As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 1998 and 1997, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                   Three Months                        Six Months
                                                  Ended June 30,                     Ended June 30,
                                                  --------------                     --------------
                                              As Restated            Percent     As Restated             Percent
                                                  1998      1997     Change          1998     1997       Change
                                                  ----      ----     ------          ----     -----      ------

Net sales   .................................    100.0%    100.0%     (19.2)%        100.0%    100.0%    (17.9)%
Cost of goods sold...........................    122.9      94.9        4.6          111.0      97.4     ( 6.4)
                                                 -----     -----                     -----     -----
    Gross profit (loss)......................    (22.9)      5.1        *            (11.0)      2.6       *
                                                 -----     -----                     -----     -----
Operating expenses:
    Research and development.................      5.0       4.5      (11.5)           4.3       4.0     (12.9)
    Selling, general and administrative......     22.3      26.0      (30.8)          20.6      25.5     (33.8)
    In process research & development........     21.2       0.0        *              9.7       0.0       *
                                                 -----     -----                     -----     -----
        Total operating expenses.............     48.5      30.5      (28.2)          34.6      29.5      (4.0)
                                                  ----      ----                      ----      ----
Loss from operations.........................    (71.4)    (25.4)     126.8          (45.6)    (26.9)     39.2
Non-operating income, net....................      1.3       1.4      (24.3)           1.3       1.0       2.8
                                                 -----     -----                     -----     -----
Loss before income tax benefit..............     (70.1)    (24.0)     135.3          (44.3)    (25.9)     40.6
Income tax benefit...........................      0.0      (8.4)       *              0.0      (9.1)      *
                                                 -----     -----                     -----     -----

Net loss.....................................    (70.1)%   (15.6)%    262.0          (44.3)%   (16.8)%   116.3
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

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased to $2,943,000 in the three months ended June 30, 1998 from $4,250,000 in the three months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 22.3% in the three months ended June 30, 1998 from 26.0% in the three months ended June 30, 1997. Selling, general and administrative expenses decreased to $5,923,000 in the six months ended June 30, 1998 from $8,953,000 in the six months ended June 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 20.6% in the six months ended June 30, 1998 from 25.5% in the six months ended June 30, 1997. The Company's spending for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 was $465,000 lower for sales and marketing salaries, commissions and fringe benefits, $476,000 lower for advertising and $145,000 lower for travel and entertainment in sales and marketing. The Company's spending for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 was $260,000 lower for consulting fees and expenses with ArgoQUEST, Inc. $600,000 lower for salaries, commissions and fringe benefits in the sales and marketing department, $948,000 lower for advertising, $275,00 lower for travel and entertainment in the sales and marketing department, and $239,000 lower in uncollectible accounts expense. Some of the reduced spending is a reflection that the Company was placing less emphasis on the retail channel.

         IN-PROCESS RESEARCH AND DEVELOPMENT EXPENSES. On June 18, 1998, the Company completed its acquisition of the modem business of Global Village in exchange for $9,855,026 in cash and notes. The Company purchased certain of Global Village's assets, technology, operations and assumed certain of its liabilities. This transaction was accounted for using the purchase method of accounting with the purchase price being partially allocated to purchased technologies and intangible assets. $2,800,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development. The value attributed to the in-process research and development was determined by an independent appraisal.

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

         The Company regularly evaluates acquisitions of business, technologies or products complementary to the Company's business. In the event that the Company effects
                                       -17
one or more acquisitions, the Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing may be required to finance such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required nor that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

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



Dated: March 24, 1999                     /S/ Anthony F. Zalenski
                                          -------------------------------------
                                          Anthony F. Zalenski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated: March 24, 1999                     /S/ Navrose S. Mehta
                                          -------------------------------------
                                          Navrose S. Mehta
                                          Executive Vice President and
                                          General Manager
                                          (Principal Financial and
                                          Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS


                                                                        Page
                                                                        ----

Exhibit 11    Calculation of shares used in determining
              earnings per share                                         29