Form 10-Q/A
period 1998-09-30
BOCA RESEARCH INC
filed 1999-03-25
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                               BOCA RESEARCH, INC.
               Form 10-Q/A For The Quarter Ended September 30, 1998

                                      INDEX
                                                                         Page
                                                                         ----
Part I. FINANCIAL INFORMATION
  Item 1. Financial Statements

    Condensed Consolidated Balance Sheets
     (unaudited) as of September 30, 1998
     (As Restated) and December 31, 1997 ......................            3

    Condensed Consolidated Statements of Income
     (unaudited) for the three and nine months
     ended September 30, 1998 (As Restated) and 1997 ..........            4

    Condensed Consolidated Statements of Cash Flows
     (unaudited) for the nine months ended
     September 30, 1998 (As Restated) and 1997 ................            5

    Notes to Condensed Consolidated
     Financial Statements (unaudited) .........................            6

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations .........................................            13


Part II. OTHER INFORMATION
  Item 1.      Legal Proceedings...............................            26

  Items 2-3.   Not applicable .................................            26


  Item 4.      Submission of Matters to a Vote of
                Security Holders ..............................            26

  Item 5.      Other Information ..............................            26

  Item 6.      Exhibits and Reports on Forms 8-K ..............            27

  Signatures ..................................................            28

PART I. Item 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands except share and per share data)

                                                                 September 30,
                                                                     1998        December 31,
                                                                  As Restated        1997
                                                                  -----------        ----
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................       $  5,328        $  8,205
  Trade receivables, net ..................................         20,151          11,723
  Inventory, net ..........................................          9,098          14,876
  Prepaid expenses and other current assets ...............            820             470
  Prepaid and deferred income taxes .......................          2,052           9,214
                                                                    ------          ------
    Total current assets ..................................         37,449          44,488

  Property and equipment, net .............................          4,092           5,540
  Goodwill and other intangible assets ....................          5,374              --
  Other assets ............................................            627             191
                                                                    ------          ------
    Total assets ..........................................       $ 47,542        $ 50,219
                                                                    ======          ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................       $ 11,365        $  6,546
  Notes payable ...........................................          5,955              --
  Accrued expenses and other current liabilities ..........          4,290           3,092
                                                                     -----           -----
    Total current liabilities .............................       $ 21,610        $  9,638
                                                                    ------           -----
Commitments and contingencies

Stockholders' equity:
  Common stock, 25,000,000 $.01 par value shares
   authorized, 8,756,487 issued and outstanding
   at September 30, 1998, 8,725,079 issued and
   outstanding at December 31, 1997 .......................             87              87
  Additional paid-in capital ..............................         26,045          25,915
  Retained earnings .......................................           (200)         14,579
                                                                    ------          ------
    Total stockholders' equity.............................         25,932          40,581
                                                                    ------          ------
      Total liabilities and stockholders' equity.........         $ 47,542        $ 50,219
                                                                    ======          ======

           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In thousands except per share data)

                                                                         Three  Months              Nine Months
                                                                      Ended September 30,       Ended September 30,
                                                                      -------------------       -------------------
                                                                  As Restated                As Restated
                                                                      1998          1997         1998       1997
                                                                      ----          ----         ----       ----
Net sales .................................................          $22,789       $18,549       $51,615    $53,660
Cost of goods sold ........................................           19,221        17,138        51,227     51,320
                                                                      ------        ------        ------     ------
Gross profit ..............................................            3,568         1,411           388      2,340
                                                                       -----         -----           ---      -----
Operating expenses:
  Research and development ................................              872           690         2,105      2,104
  Selling, general and administrative .....................            4,880         3,431        10,803     12,384
  In-process research and development .....................               --            --         2,800         --
                                                                       -----         -----        ------     ------
    Total operating expenses ..............................            5,752         4,121        15,708     14,488
                                                                       -----         -----        ------     ------
Loss from operations ......................................           (2,184)       (2,710)      (15,320)   (12,148)
Non-operating income, net .................................              169           241           541        603
                                                                       -----         -----        ------     ------
Loss before income tax benefit ............................           (2,015)       (2,469)      (14,779)   (11,545)
Income tax benefit ........................................               --          (864)           --     (4,041)
                                                                       -----         -----        ------      -----
Net loss...................................................         ($ 2,015)     ($ 1,605)     ($14,779)  ($ 7,504)
                                                                       =====         =====        ======      =====
Net loss per share (Basic and Diluted).....................           ($0.23)       ($0.18)       ($1.69)    ($0.86)
                                                                        ====          ====          ====       ====
Weighted average shares outstanding........................            8,756         8,725         8,747      8,716
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

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                            Nine Months
                                                                        Ended September 30,
                                                                        -------------------

                                                                    As Restated
                                                                        1998           1997
                                                                        ----           ----
Cash provided by (used in):
Operating activities:
  Net loss ................................................          ($14,779)       ($7,504)
  Adjustments for non-cash charges ........................             5,612          2,202
  Changes in assets and liabilities .......................            10,984          8,474
                                                                       ------          -----
    Net cash provided by operating activities .............             1,817          3,172
                                                                        -----          -----
Investing activities:
  Cash paid for acquisition...............................            (4,580)             --
  Capital expenditures....................................              (244)           (987)
                                                                       -----             ---
    Net cash used in investing activities.................            (4,824)           (987)
                                                                       -----             ---

Financing activities - Exercise of options ...............               130             321
                                                                       -----           -----
Net increase (decrease) in cash and cash equivalents .....            (2,877)          2,506
Cash and cash equivalents, beginning of period ...........             8,205           7,826
                                                                       -----           -----
Cash and cash equivalents, end of period .................           $ 5,328         $10,332
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

Commitments and Contingencies

        As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company received correspondence from IBM Corporation ("IBM") alleging that certain of the Company's products infringed the patent rights of IBM. The Company has resolved the matter by entering into a licensing agreement with IBM. This licensing agreement grants the Company, in return for an annual royalty, a license to the patented intellectual property with respect to which IBM alleged patent infringement as well as a broader portfolio of IBM's technology. The royalty payable under the licensing agreement is variable depending upon the Company's annual revenues and is anticipated to be $25,000 in 1998.

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, a former shareholder of the Company filed an action in the United States District Court for the Southern District of Florida against the Company and Anthony F. Zalenski, its President and Chief Executive Officer in March, 1997. The former shareholder claimed that he relied on certain statements made directly to him by Mr. Zalenski and certain other statements in deciding not to sell his shares of the Company's Common Stock. The former shareholder claimed that such statements were false and misleading and give rise to claims under the Federal securities law and Florida common law. The former shareholder sought damages for his trading losses, which were alleged to be in excess of $1 million. Such action was settled in September, 1998 by payment made by the Company's directors and officers liability insurance carrier.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

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

Stockholders' Equity

        In January and July 1998, 31,408 shares were issued in connection with the exercise of options granted under the 1992 Stock Purchase Plan. Aggregate proceeds received from these exercises were $130,704.

Stock Option Plan

        During the nine month period ended September 30, 1998, the Company granted options to purchase 692,381 shares at exercise prices ranging from $1.59 to $6.69 to both new and existing employees and directors.

        During the nine month period ended September 30, 1998, 406,118 stock options were canceled.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

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

        The acquisition was recorded as a purchase with the purchase price allocated to the acquired assets, assumed liabilities and in-process research and development as follows:

         Accounts receivable, net                                 $8,740,743
         Inventory                                                 2,131,822
         Other current assets                                         62,000
         Property, plant and equipment                               589,435
         Tradename/marketing intangible asset                      2,300,000
         Existing technology intangible asset                      1,500,000
         Goodwill                                                  1,425,206
         Warrants                                                    140,000
         Accounts payable                                         (7,776,000)
         Accrued expenses                                         (2,058,000)
         In-process research and development                       2,800,000
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

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

         The allocation of the purchase price is subject to adjustment as additional information with respect to certain estimates made of the acquired assets and assumed liabilities is determined.

Restatement of the Three and Nine Month Periods ended September 30, 1998

         Subsequent to the issuance of the Company's September 30, 1998 financial statements, the Company's management revised the amount of the purchase price which was allocated to in-process research and development in accounting for the acquisition of the modem business of Global Village on June 18, 1998. The revised allocation is based upon methods prescribed in a letter from the Securities and Exchange Commission ("SEC") sent to the American Institute of Certified Public Accountants in September 1998. The letter sets forth the SEC's views regarding the valuation methodology to be used in allocating a portion of the purchase price to acquired in-process research and development at the date of acquisition. As a result of the revised allocation, the Company's financial statements for the three and nine month periods ended September 30, 1998 have been restated to reduce the amount of the acquired in-process research and development expensed by $ 1,000,000 and to increase goodwill by $ 1,000,000. The change had no impact on net cash flows provided by operations. The effect of the restatement on the accompanying financial statements is as follows:

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

                                                                   (In thousands except for per share data)

                                                                     As Previously               As
                                                                       Reported               Restated
                                                                       --------               --------
At September 30, 1998

         Goodwill and other intangible assets.................         $4,432                 $5,374
         Total assets.........................................         46,600                 47,542
         Retained earnings (deficit)..........................         (1,142)                  (200)
         Total stockholders' equity...........................         25,000                 25,932
         Total liabilities and stockholders' equity...........         46,600                 47,542


For the three months
ended September 30, 1998

         Selling, general and administrative..................         $4,830                 $4,880
         Total operating expenses.............................          5,702                  5,752
         Loss from operations.................................         (2,134)                (2,184)
         Loss before income tax benefit.......................         (1,965)                (2,015)
         Net loss.............................................         (1,965)                (2,015)
         Net loss per share (Basic and Diluted)...............          (0.22)                 (0.23)


For the nine months
ended September 30, 1998

         Selling, general and administrative..................         $10,745                $10,803
         In-process research and development..................           3,800                  2,800
         Total operating expenses.............................          16,650                 15,708
         Loss from operations.................................         (16,262)               (15,320)
         Loss before income tax benefit.......................         (15,721)               (14,779)
         Net loss.............................................         (15,721)               (14,779)
         Net loss per share (Basic and Diluted)...............           (1.80)                 (1.69)


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

        As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 1998 and 1997, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                     Three Months                     Nine Months
                                                  Ended September 30,              Ended September 30,
                                                As Restated             Percent  As Restated             Percent
                                                    1998      1997      Change       1998      1997      Change
                                                    ----      ----      ------       ----      ----      ------
Net sales ...................................      100.0%    100.0%      22.9%      100.0%    100.0%     (3.8)%
Cost of goods sold ..........................       84.3      92.4       12.2        99.2      95.6      (0.2)
                                                    ----      ----                   ----      ----
  Gross profit ..............................       15.7       7.6      152.9         0.8       4.4      (83.4)
                                                    ----       ---                    ---       ---
Operating expenses:
  Research and development ..................        3.8       3.7       26.4         4.1       3.9        0.1
  Selling, general and administrative .......       21.4      18.5       42.2        20.9      23.1      (12.8)
  In-process research & development .........        0.0       0.0         *          5.4       0.0         *
                                                    ----      ----                   ----      ----
    Total operating expenses ................       25.2      22.2       39.6        30.4      27.0        8.4
                                                    ----      ----                   ----      ----
Loss from operations ........................       (9.5)    (14.6)     (19.4)      (29.6)    (22.6)      26.1
Non-operating income, net ...................        0.7       1.3      (29.9)        1.0       1.1      (10.3)
                                                     ---      ----                   ----      ----
Loss before income tax benefit ..............       (8.8)    (13.3)     (18.4)      (28.6)    (21.5)      28.0
Income tax benefit ..........................        0.0      (4.7)        *          0.0      (7.5)        *
                                                     ---       ---                   ----      ----
Net loss ....................................       (8.8)%    (8.7)%     25.5%      (28.6)%   (14.0)%     96.9%
                                                     ===       ===                   ====      ====
*Not applicable

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

     SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $4,880,000 in the three months ended September 30, 1998 from $3,431,000 in the three months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales increased to 21.4% in the three months ended September 30, 1998 from 18.5% in the three months ended September 30, 1997. Selling, general and administrative expenses decreased to $10,803,000 in the nine months ended September 30, 1998 from $12,384,000 in the nine months ended September 30, 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 20.9% in the nine months ended September 30, 1998 from 23.1% in the nine months ended September 30, 1997. Selling, general and administrative expenses increased in the three months ended September 30, 1998 versus the comparable period in 1997 primarily as the result of the acquisition of the modem business of Global Village. The Company's expenses for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 were $260,000 lower for consulting fees and expenses with ArgoQUEST, Inc. and $1,215,000 lower for advertising.

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

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 1998, the Company's working capital decreased by $19,011,000 from December 31, 1997. This decrease was represented by a decrease in inventories of $5,778,000, other current assets of $6,812,000 and cash of $2,877,000, and an increase in current liabilities of $11,972,000 offset by an increase in accounts receivables of $8,428,000. The Company's operations provided cash of $1,817,000 for the nine months ended September 30, 1998. In May 1998, the Company received a federal income tax refund in the amount of $7,125,000 from the Internal Revenue Service which accounted for the decrease in other current assets noted above.

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

         The Company has completed its assessment of all current versions of its Products and believes they are year 2000 compliant. The Company has also evaluated all hardware products sold since 1995 and determined them to be year 2000 compliant. Even so, the assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in large part on the year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company. The supplier of the Company's current financial and accounting software has informed the Company that such software is year 2000 compliant. This supplier has undergone an independent year 2000 compliance audit and the Company has received a copy of their year 2000 compliant certification. The Company's employees have also successfully tested this software and agree that it is year 2000 compliant. The Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

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

PART II.

                               BOCA RESEARCH, INC.
                                OTHER INFORMATION

Item 1.     Legal Proceedings

        As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company received correspondence from IBM Corporation ("IBM") alleging that certain of the Company's products infringed the patent rights of IBM. The Company has resolved the matter by entering into a licensing agreement with IBM. This licensing agreement grants the Company, in return for an annual royalty, a license to the patented intellectual property with respect to which IBM alleged patent infringement as well as a broader portfolio of IBM's technology. The royalty payable under the licensing agreement is variable depending upon the Company's annual revenues and is anticipated to be $25,000 in 1998.

         As reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, a former shareholder of the Company filed an action in the United States District Court for the Southern District of Florida against the Company and Anthony F. Zalenski, its President and Chief Executive Officer in March, 1997. The former shareholder claimed that he relied on certain statements made directly to him by Mr. Zalenski and certain other statements in deciding not to sell his shares of the Company's Common Stock. The former shareholder claimed that such statements were false and misleading and give rise to claims under the Federal securities law and Florida common law. The former shareholder sought damages for his trading losses, which were alleged to be in excess of $1 million. Such action was settled in September, 1998 by payment made by the Company's directors and officers liability insurance carrier.


Items 2-3.

        Not applicable.


Item 4.     Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.


Item 5.     Other information

        None.

                               BOCA RESEARCH, INC.
                            OTHER INFORMATION (Con't)

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



Dated:  March 24, 1998                   /S/ NAVROZE S. MEHTA
                                         --------------------
                                         Navroze S. Mehta
                                         Executive Vice President and
                                         General Manager
                                         (Principal Financial and
                                         Accounting Officer)