Form 10-K
period 1998-12-31
BOCA RESEARCH INC
filed 1999-03-31
CIK 895642

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    Form 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 (Fee
                  Required) For The Fiscal Year Ended December
                                    31, 1998

                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1935 (No Fee
                    Required) For The Transition Period From
                          ____________ to ____________
                         Commission File Number 0-21138

                               Boca Research, Inc.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       59-2479377
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                     Identification No.)

                              1377 Clint Moore Road
                         Boca Raton, Florida 33487-2722
                                 (561) 997-6227
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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

         Aggregate market value of voting stock by non-affiliates as of
                           March 29, 1999: $30,743,111

         Common stock outstanding as of March 29, 1999: 8,783,746 shares

Documents Incorporated by Reference:

    Specifically identified information in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders to be held on May 17, 1999, is incorporated by reference into Part III hereof.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

================================================================================

                      BOCA RESEARCH, INC. ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                         Page
PART I                                                                   ----

ITEM 1.  BUSINESS.......................................................... 3
ITEM 2.  PROPERTIES........................................................11
ITEM 3.  LEGAL PROCEEDINGS.................................................11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT..............................12

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................13
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..............................14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................15
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................26
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE...............................43

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................43
ITEM 11. EXECUTIVE COMPENSATION............................................43
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....43
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................43

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...43

                                     PART I

Item 1:  Business

    Boca Research, Inc.(R) and subsidiaries ("Boca Research" or the "Company") is a leading provider of hardware and software technology. The Company provides communications solutions that enable data transmission, connectivity of devices, and access to applications and information via the Internet, personal computers, and/or server-based environments. The Company designs, manufactures, markets, and supports quality, innovative products that have a cost, performance, and time-to-market advantage.

    The Company provides products for use in the corporate, consumer and small office/home office ("SOHO") marketplaces. Boca Research markets modems, thin client products, information appliance products, I/O (input/output) cards, multiport products, and networking products under the Boca Research brand name. The Company also markets data communications products, such as modems and software, under the Global Village(R) brand name. The Boca Research and Global Village brands have been recognized leaders in the integrated data communications market for years. Boca Research's products combine excellence in design, ISO-certified manufacturing, full features, and attractive prices. Backed by technical support, the hardware products carry an industry-competitive limited warranty.

    From its headquarters in Boca Raton, Florida, the Company has positioned itself to compete globally. Its products are sold worldwide to original equipment manufacturers (OEMs), wholesale microcomputer distributors, retailers, and value-added resellers (VARs). Boca Research has formed strong alliances with strategic partners and resellers worldwide.

    Historically, the Company has introduced new product categories and enhanced its existing products to respond to market opportunities and to address changing end user requirements. For example, accessing the Internet via a TV is a new market opportunity that the Company is seeking to exploit, as well as the server-based computing market. Market demand for the Company's traditional data communications products has been driven by increases in requirements for higher speed data communications products such as 56 Kbps modems, the resurgence of the Apple(R) Macintosh(R) computing market, the growth in the installed base of PCs worldwide, the significant increase in the use of the Internet and on-line services resulting in a need for speed, and increased telecommuting.

Strategy

    The Company's strategy is to leverage its superior hardware and software design expertise with technology from recognized alliance partners to design devices, services, and system solutions that will enable data access, transmission and connectivity. This design will include a cost, performance, and/or time-to-market advantage. This strategy enables the Company to respond to technological advances and changing end user requirements by introducing new products in a timely manner. The Company will concentrate on geographic markets where Boca Research or strategic alliances have access to the most effective distribution channels to reach a critical mass of targeted end users.

    The Company believes that through the use of new and proven product technologies, a high level of parts commonality and manufacturing efficiencies, it can provide data communications, thin clients, information appliances, I/O cards, and multiport products with a superior combination of price and performance characteristics. In light of the uncertainties surrounding changing industry conditions, the Company's sales derived from its traditional product lines could continue to be adversely affected. Therefore, the Company recognizes the need to evolve from its current position as a hardware provider with a heavy concentration on modems to a technology/marketing company. Key elements of the Company's strategy are to:

    Identify Attractive Markets. The Company has historically sought to identify markets with established demand and target these markets by delivering products with a superior combination of price and performance characteristics. In order to diversify its product categories, the Company has revised this strategy to also target markets that the Company believes have significant potential but do not yet have established demand. The Company also assesses the needs of personal computer users and incorporates value-added features that are expected to appeal to the majority.

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

    Pursue Strategic Partnerships and Acquisitions. The Company's strategy is to offer a broad range of data communications, thin clients, information appliances, I/O cards, and multiport products that provide a high degree of functionality at attractive prices. The Company seeks to enhance its products by entering into technology partnerships or joint ventures with third parties. The Company believes that establishing strategic relationships with third parties will enable access to emerging technologies at an earlier date than otherwise possible and expand its market penetration. The Company will consider acquisitions, as well, in support of the Company's strategic and business plans.

    Expand International Operations. The Company's international strategy is to focus on selected countries and to capitalize on increased international demand for data communications, thin clients, information appliances, I/O cards, and multiport products in those countries. The Company is focusing its international sales and marketing efforts primarily in the European market and the emerging markets of the Pacific Rim and Latin America/Caribbean.

    Continue Reduction in Cost of Goods Sold. The Company has invested in surface mount technology ("SMT") manufacturing operations which have enabled the Company to reduce costs, increase capacity and improve the quality of its products. The Company's manufacturing operations also provide the Company with the flexibility to meet demanding customer delivery and quality requirements. The Company is ISO 9002 certified. ISO 9002 certification is recognized internationally under the guidelines of the 90-country international organization that requires the Company to meet stringent standards in all activities related to product quality and reliability. The Company constantly evaluates its options in regards to outsourcing versus manufacturing internally and will continue to do so in the future.

    Maintain Balance of Distribution Channels. The Company continually seeks to expand its distribution channels in order to reach a broad range of end users and to minimize its reliance on any single channel. The Company's products are currently sold through wholesale distributors, OEMs, retailers/catalog companies, and VARs. The Company's strategy is to continue to sell its products through these distribution channels.

    Provide Quality Customer Service. The Company seeks to differentiate itself through the quality of its products and the level of its technical support and customer service. The Company designs its products for high reliability, compatibility with existing and emerging industry standards, ease of use and support. Also, the Company believes its five-year limited warranty for the majority of products, in addition to technical support programs, provides a broad level of customer service.

Product Development

    The Company believes that its ability to respond quickly to market demand, technological advances and changes in industry standards is critical to its success. Traditionally, the Company's strategy has been to develop products for markets with established demand. During 1997 and 1998, the Company entered into new markets where demand was not established but where the Company believed a market could develop. In particular, the Company introduced information appliance and thin client products in anticipation of increased market demand due to the growth in the use of the Internet and server-based computing. Boca Research's engineering expertise has enabled it to bring new products to market quickly and, through product redesign, reduce the manufacturing costs of more mature products. Several of the Company's products incorporate software that the Company licenses from third parties in exchange for the payment of a royalty based on the number of units sold.

    The Company utilizes the expertise of third parties to develop new technologies for use in the Company's products. Boca Research believes it can continue to integrate new technologies into new products rapidly and at a competitive cost. The Company is focusing its development efforts primarily on expanding its product offerings within existing product categories, such as data communications, and developing new products for the thin client and information appliance categories. The Company's design expertise has enabled it to use fewer components in its products resulting in a high level of parts commonality across the product lines and increased manufacturing efficiencies.

Products

    Boca Research designs, manufactures, markets, and supports quality, innovative products that have a cost, performance, and time-to-market advantage. The Company markets modems, thin clients, information appliances, I/O (input/output) cards, multiport products, and networking products under the Boca Research brand name. The Company also markets data communications products, such as modems and software, under the Global Village brand name. The following table lists a representative sample of the Company's products.

      Product Category              Description                               Products                        Market Introduction
      ----------------              -----------                               --------                        -------------------
Data Communications

  Windows(R)-based         Modems enable the end user to send    Boca Research 56K WinStorm(TM) Modem             July 1998
  Voice Modems             and receive data across standard      Boca Research 56K Tidalwave(TM) Modems           March 1998
                           telephone lines.                      International 56K Modems                         November 1997
                                                                 Boca Research 33.6 Home/Office Modem             February 1997
                                                                 Boca Research V.32bis 14.4 Kbps BOCAMODEM(R)     March 1993
                                                                 Boca Research 2400 Modem                         September 1991

  Macintosh-based                                                Global Village TelePort(TM)USB 56K               Q2 1999
  Modems                                                         Global Village TelePort Internal 56K             February 1999
                                                                 Global Village PC Card                           September 1998
                                                                 Global Village TelePort 56K                      March 1998

  Software                 Boca Research licenses software       Global Village GlobalFax(TM)                     October 1998
                           that adds value to modem products.
------------------------------------------------------------------------------------------------------------------------------------
Thin Client                Thin clients are low-cost computing   BocaVision(TM) WT120                             February 1999
                           devices used in a server-based        BocaVision STB121                                March 1998
                           computing network.
------------------------------------------------------------------------------------------------------------------------------------
Information Appliance      Information appliances allow end      BocaVision ST2001                                Q2 1999
                           users to surf the Internet and
                           send and receive e-mail using a
                           TV and a regular telephone line.
------------------------------------------------------------------------------------------------------------------------------------
I/O & Multiport            I/O devices allow additional          Turbo Parallel                                   April 1998
Products                   ports to be added to a PC enabling    Turbo 650                                        October 1997
                           the end user to connect peripheral    Turbo 1x1                                        August 1997
                           equipment, such as modems and         Turbo 2x2                                        August 1997
                           printers.                             1x2                                              January 1996

                           Multiport products allow for the      BOCABOARD(TM) 8-port                             June 1994
                           connection of multiple PCs and        BOCABOARD 4-port                                 June 1994
                           terminals to a single host PC.        IOAT66                                           May 1993
------------------------------------------------------------------------------------------------------------------------------------
Networking                 Networking products for Ethernet      HAN(TM)Card                                      February 1999
                           networks provide workstation and      HAN Kit                                          February 1999
                           server connectivity.  The Company     BOCALANcard 100(TM)                              March 1998
                           offers a full range of Plug and       Boca NET-16(TM                                   August 1997
                           Play Ethernet cards with ISA and      Boca NET-16 Networking Kit(TM)                   June 1997
                           PCI Bus interfaces.                   Boca NET-8 Networking Kit(TM)                    June 1997
                                                                 Boca NET-24(TM)                                  June 1997
                                                                 Boca NET-8(TM)                                   January 1997
                                                                 BOCALANcard(TM)                                  May 1994
                                                                 BOCALANcard Combo(TM)                            May 1994
------------------------------------------------------------------------------------------------------------------------------------

    Data Communications Products. Modems are used to send and receive data between PCs and other systems, and in the transmission of information in facsimile format. In addition to traditional modems, Boca Research offers modems with voicemail capability which allow the user to create an inexpensive message handling system. The Company markets both internal and external versions of its modem products. The Company has telephony modems with enhanced capabilities such as data, fax, voice, and speakerphone. The Company offers modems with such functions as Plug and Play and Digital Simultaneous Voice over Data ("DSVD"). The Company's DSVD products enable the end user to interact with on-line services on a standard telephone line, thereby delivering such services as electronic merchandising, technical support/trouble shooting and interactive games. The Company also markets, on a limited basis, its PC Card (credit card size) modems for laptop computers.

    Boca Research markets Windows-based modems under the Boca Research brand name. The Company also markets Macintosh-based modems and software under the Global Village brand name. The Boca Research and Global Village brands have been recognized leaders in the integrated data communications market for years.

    In early 1998, Boca Research launched its ITU-standard V.90 modem, which received awards and accolades from various trade publications, including the Editor's Choice award from Network Computing magazine. In mid-1998, Boca Research acquired the Global Village Communication, Inc. modem business. The addition of the Global Village brand extended Boca Research's customer base in the Macintosh market with the #1-selling modems for Macs(R). In October, Boca Research introduced the award-winning GlobalFax software as a stand-alone product. In 1999, Macworld magazine gave the Editor's Choice award to Boca Research's Global Village TelePort 56K modem.

    Boca Research introduced its first data communications products in 1991. The Company continues to adopt new data communications technologies such as 56 Kbps, DSVD, Plug and Play, and xDSL. The Company is actively pursuing leading-edge modem technology, such as xDSL and cable in preparation for new emerging markets. The Company currently markets its modem products worldwide. Sales of data communications products accounted for approximately 85%, 71%, and 70% of the Company's net sales in 1996, 1997 and 1998, respectively.

    Thin Client Products. A thin client is a low-cost computing device that works in a server-centric computing model. Thin client devices typically do not require state-of-the-art, powerful processors and large amounts of RAM and ROM because they access applications from a central server or network. The BocaVision thin client products, which incorporate Citrix(R) Systems' Independent Computing Architecture (ICA(R)) technology, provide access to Windows applications and the Internet at acquisition and maintenance costs dramatically lower than conventional personal computers. The BocaVision thin client family allows corporate users access to the latest versions of their business-critical applications, while lowering their total cost of ownership
(TCO). In late 1998, the Company introduced the first product in the BocaVision family of thin clients, but this did not result in revenue for 1998.

    The BocaVision family of products builds on the Company's manufacturing expertise and excellence in providing cost-effective, quality products with high margins. Additional BocaVision thin client products are planned for 1999. The trend towards server-based computing is still emerging and the market is in its infancy. Therefore, the Company does not expect any material revenue contribution from this business until the second half of the year. Longer-term, however, the Company believes that the business potential for the thin client market is tremendous. For example, Forrester Research, Inc., a leading provider of strategic technology research, projects that 10.9 million thin client units will ship by 2002.

    Information Appliance Products. In 1998, the Company introduced an information appliance/set-top box under the BocaVision brand name which allowed consumers to use a regular phone line and a television to access the Internet for information such as the latest news and weather updates, sport scores, business briefs and entertainment and variety news as well as send and receive e-mail -- using a standard remote control that displays the information on the TV screen. In addition to the retail market application, the Company believes that similar products have applications in vertical markets such as Internet service providers, home shopping companies and banks. For example, consumer acceptance of the Internet as a medium for commerce and access to information may drive the banking industry to supply customers with information appliances to support at-home banking. The product incorporates a smart card, a credit-card-sized accessory that has a built-in memory chip to store Internet service provider (ISP) and user information.

    In 1997, the Company began a licensing agreement with Acorn Group, an international leader in network computing and Internet/TV appliance technology, to incorporate Acorn's technology into Boca Research-branded set-top and thin client products. In 1998, the Company began a licensing agreement with Network Computer, Inc. (NCI(TM)), a subsidiary of Oracle(R) Corporation and Netscape(R) Communications Corporation. Under the terms of this agreement, NCI's Internet access device software and technology will be used to enable a range of information appliance devices designed and manufactured by Boca Research. NCI's feature-rich, open Internet standards-based TV-Navigator(TM) will support the BocaVision ST2001 that Boca Research will ship in 1999. In addition, the Company has an alliance with Cyrix(R) Corporation, a subsidiary of National Semiconductor(R) Corporation. The BocaVision ST2001 set-top box features a high-speed Cyrix MediaGX processor that, together with NCI's software, has enabled Boca Research to develop a cost-effective, high-powered information appliance and simplified computing device.

    In 1998, sales of information appliances, including Internet/TV appliances were approximately 3%. This included the STB120, which is no longer being marketed; additionally, it included the STB121 that is also categorized as a thin client for remote use by business users who are away from the office. The sales revenues for 1998 also included a custom information appliance device for LocalNet Communications Inc., now known as e.TV Commerce, Inc., a subsidiary of Compu-DAWN, Inc. The future for this market is expected to be significant. International Data Corporation (IDC) estimates that the information appliance will expand to over 55 million units by the year 2002, a 78 percent increase in growth from 1998.

    I/O, IDE, and Multiport Products. I/O and multiport products allow additional serial and parallel ports to be added to a single IBM-compatible PC. These additional ports are used to connect peripheral computer equipment such as modems, terminals, and printers to the PC. Boca Research offers a variety of I/O boards. Multiport BOCABOARDs are available in 4- or 8-serial-port versions with driver support for Windows 95/98, Windows NT, SCO UNIX, Xenix, and PC-MOS applications. These boards are typically used where several terminals and printers are required such as a store point of sale terminal. The IDE products are no longer being marketed.

    I/O, IDE, and multiport products are primarily sold to an installed base and accounted for approximately 5%, 8%, and 6% of the Company's net sales in 1996, 1997, and 1998, respectively. This category generally has high gross margins, so the Company plans to continue to market these products.

    Networking Products. The use of networking products enables a variety of computers to be linked and has increased with the growth of client-server software. The Company's Ethernet adapter and hub products are designed to provide high performance, cost- effective connectivity solutions for small to medium-sized businesses. The Company's adapters support Industry Standard Architecture ("ISA") and Peripheral Component Interconnect ("PCI") systems. The Company has secured Novell certification for its networking products which ensures its customers that its products will be compatible with other Novell certified NetWare network operating system products. The Company's products interface with other networking operating systems including Windows, Windows NT, OS/2, Windows for Workgroups and Lantastic. The Company's product line includes 8-, 16- and 24-port hubs, as well as a range of plug and play adapter cards. In late 1998, the Company introduced a new line of HAN(TM) (Home Area Network) products, which uses existing phone wiring to network PCs in a home or small business environment.

     Sales of networking products accounted for approximately 4%, 5%, and 2% of the Company's net sales in 1996, 1997 and 1998, respectively. Sales within this category have declined in absolute dollars each of the last three years. The Company intends to decrease its emphasis on these products in the future.

    Custom Manufacturing. In 1998, the Company continued to provide custom manufacturing to increase the utilization of its manufacturing facilities. Because the gross margin for custom manufacturing has historically been low, the Company plans to decrease its emphasis on this area. Sales in this category in 1998 were $12,311,248 and represented 18% of net sales.

    New Products. The Company continues to review opportunities for the development and introduction of new products and new product categories that meet changing end user requirements. Boca Research continues to believe that the diversification of its product categories is one of the cornerstones of its future success. The Company believes that it is necessary to respond on a timely basis to market changes in order to remain competitive. However, there can be no assurance that the Company will be able to anticipate future market developments or develop products to meet those needs on a timely basis with price and performance characteristics which would permit those products to compete successfully.

Sales Channels

    The Company sells its products worldwide to OEMs (original equipment manufacturers), wholesale microcomputer distributors, retailers and catalog companies, and VARs (value-added resellers).

    Original Equipment Manufacturers. The Company provides products to OEM companies in several markets: consumer electronics, computer peripherals, system integrators, and build to order (BTO) PC factories. In addition, Boca Research's technology products are found in a variety of custom devices that require high-quality communication products, like automatic teller machines (ATMs) and Internet-based information appliances. The OEM channel of distribution is different from wholesale distributors and retailers in terms of packaging, support, price and terms. Working closely with OEM partners, Boca Research satisfies their product needs by providing products in packaging configurations that range from bulk packaging, to white box for OEM private label, to full retail packaging under the OEM's brand name. Boca Research's many years of experience in selling white box products through distribution has allowed this portion of our sales to grow in 1998 due to the new focus on BTO by national distributors.

    Both Compaq Computer Corporation and Sprint are significant OEMs for Boca Research. Hewlett-Packard is a key OEM for the international market. Sales to OEMs accounted for approximately 56%, 45%, and 49% of net sales in 1996, 1997 and 1998, respectively. In 1999, we anticipate that OEM revenues will come increasingly from the information appliance market.

    Wholesale Distributors. The Company also sells its products through regional, national, and international wholesale distributors. Sales to wholesale distributors accounted for approximately 34%, 36%, and 44% of the Company's net sales in 1996, 1997 and 1998, respectively. The Company's U.S. distributors include major microcomputer wholesale distributors such as Ingram Micro Inc.; Pinacor, Inc.; Merisel, Inc.; and Tech Data Corporation, as well as regional wholesale distributors. Net sales to wholesale distributors decreased in absolute dollars from 1995 to 1996 and from 1996 to 1997.

    The Company has purchasing and marketing agreements with its principal wholesale distributors. These agreements generally contain provisions relating to stock rotation privileges and price protection. Wholesale distributors typically purchase products from the Company by submitting purchase orders. Returns of unsold products by wholesale distributors are permitted on a limited basis in exchange for other Boca Research products on terms negotiated with the Company. The Company works with wholesale distributors to monitor inventory levels. In addition, in the event the Company reduces its prices, the Company credits its wholesale distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products on terms negotiated with the Company. The Company has established reserves for product returns, price protection and warranty claims which management believes are adequate. The Company believes that its return and pricing policies are consistent with general industry practices. There can be no assurance that product returns, price protection or warranty claims will not have a material adverse effect on the Company's future operating results.

    Retailers and Catalog Companies. The Company also sells directly to several retail chains and catalog companies. Similar to its arrangements with wholesale distributors, the Company offers stock rotation privileges and price protection to retailers. Sales directly to retailers and catalog companies accounted for approximately 10%, 20%, and 7%, respectively, of the Company's net sales in 1996, 1997 and 1998. The lower percentage in 1998 of direct sales to retailers was due to some retailers obtaining product from distributors instead of directly from Boca Research. The Company's U.S. retailers and catalog companies include CompUSA(R); Fry's Electronics, Inc.; Micro Center; and MicroWarehouse, Inc.

    Value-Added Resellers. The Company plans to market the BocaVision family of thin client products through VARs, beginning in 1999. VAR recruitment will begin in the second quarter, with the goal to contract a significant number of VARs by the end of the year. A special comprehensive VAR program is currently under development to provide support in marketing, sales, and technical applications. These VARs will be our partners in the delivery of thin client enterprise solutions in vertical markets.

    International. The Company sells its products through dealers and distributors worldwide and supports marketing programs with local distributors in certain countries. In 1996, 1997 and 1998, international sales comprised approximately 28%, 23%, and 19%, respectively, of the Company's net sales. International sales are subject to risks, including various regulatory requirements, political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive to local product offerings or expose the Company to foreign currency exchange losses. In 1998, the U.S. dollar was strong against Asian currencies which caused an increase in the price of the Company's products in those markets. In addition, there is increased competition from Asian manufacturers which has affected sales.

Sales and Marketing

    The Company sells its products primarily through manufacturer's representatives and its own sales force. The Company's domestic sales force is segregated by geographic regions. The Company's international sales effort is managed by the Company's Vice President and General Manager of International, with support from sales managers in the Pacific Rim, Europe and Latin America.

    The Company generates brand recognition through trade advertising and participation in international, national, and regional trade shows. The Company allocates a percentage of the major wholesale distributors' net sales to a cooperative advertising fund used by those distributors to promote the Company's products. In connection with new product introductions, the Company may work with a major wholesale distributor or retailer to tailor specific product promotions. The Company also participates in the COMDEX, Macworld Expo, and RetailVision(R), as well as numerous other regional and international trade shows.

Technical Support and Customer Service

    The Company offers extensive user documentation and a technical support hotline available Monday through Friday to wholesale distributors, resellers, and end users. The Company's technical analysts answer technical support calls directly and generally provide same-day response to questions that cannot be resolved in the initial phone call. The Company also provides a seven-day, 24 hour electronic bulletin board that makes available current software drivers, technical tips and answers to hardware and software compatibility questions. In addition, the technical support department has implemented a fax-on-demand system providing installation tips and technical documents to customers via fax. Boca Research also maintains a home page on the Internet's World Wide Web to provide customer support and information. Although the Company's technical support and customer service programs are available to its international customers, the Company typically relies on its foreign distributors to provide these programs. Many of these distributors are trained by the Company's personnel and have direct access to the Company's programs.

    Most of the products sold by the Company include a five-year limited warranty that permits customers to return any product for repair or replacement if the product does not perform as warranted. To date, the Company has not encountered material warranty claims or liabilities. There can be no assurance, however, that warranty claims will not have a material adverse effect on future operating results.

    In 1999, Macworld magazine gave the Editor's Choice award to the Global Village TelePort 56K modem and cited Boca Research as having the highest rating for Mac-oriented service.

Manufacturing

    The Company began its own manufacturing operation in 1992 to provide the Company with assembly capabilities utilizing SMT. This technology allows increased functional density and reduction in size of the circuit board. Such reduction in size permits increasingly complex circuits to be packaged at closer proximity, enhancing circuit processing speed and thus board and system performance. SMT has enabled the Company to reduce costs, increase capacity, increase production yields, and improve the quality of its products. The Company's products are currently designed, manufactured, assembled, tested, and packaged at the Company's manufacturing facility in Boca Raton, Florida. In addition, data communications products are designed at the Sunnyvale, California location. The manufacturing process uses six high-volume SMT lines with supporting test equipment, running on two shifts. The Company has the ability to increase its monthly production capacity by updating some of its manufacturing equipment, by adding additional SMT lines and/or by running a third shift.

    Quality and reliability are emphasized in the design and manufacture of the Company's products. Accordingly, each product undergoes quality inspection throughout the manufacturing process as well as in-circuit and functional testing. The Company utilizes automated/computerized test equipment for this purpose, some of which has been designed by the Company.

Purchasing

    The Company purchases substantially all of its components and subassemblies from suppliers on a purchase order basis and does not maintain long-term supply arrangements. The Company selects suppliers based on quality of product and industry acceptance. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained from single sources. Similar to others in the electronics industry, the Company has, from time to time, experienced difficulty in obtaining some components. The Company has no guaranteed supply arrangements with any of its suppliers and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortages of components not only limit the Company's production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While the Company believes that, with respect to its single source components, it could obtain similar components from other sources, it could be required to alter product designs to use alternative components. There can be no assurance that severe component shortages will not occur in the future which could increase the cost or delay the shipment of the Company's products, which in turn could have a material adverse effect on the Company's operating results. Government tariffs on imported components could also impact the Company's ability to compete with foreign manufacturers. An increase in import tariffs on such components would likely result in increases in the prices of these components paid by the Company and other domestic manufacturers. Significant tariffs could result in the Company seeking alternate sources of supply that may not be as reliable as the Company's existing sources.

Competition

    The markets for the Company's products are intensely competitive resulting in constant price pressures. Competitive factors include price, product quality and reliability, product availability, credit terms, name recognition, delivery time and post-sale service and support. With respect to these factors, the Company may be at a competitive disadvantage against companies with greater financial, technical, product development, manufacturing or marketing resources. A variety of companies currently offer products that compete directly with the Company's products. The Company's primary U.S.-based competitors for modems are ActionTec Electronics, Inc., Diamond Multimedia, U.S. Robotics/3Com(R) and Zoom Telephonics. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers, which generally offer modem products at significantly lower prices. These suppliers typically market their products through the same distribution channels as the Company. The Company competes with these suppliers on the basis of product quality, delivery times, freight costs, technical support and customer service. In addition, as the Company enters new product markets, the Company expects that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

    There is a trend in original PC system manufacturing to integrate additional functionality onto the system board or to utilize chipsets which provide additional functionality. As PC manufacturers integrate more memory on the system board as well as certain sound and video graphics functions and some interface functions such as IDE controllers, or utilize chipsets which provide such capabilities, the Company's strategy is to broaden its product offerings to offset the decreasing opportunities for PC enhancement products. The Company has relied on OEM opportunities in previous years for a significant percentage of its revenue and has been successful in securing large orders in past years. In 1998, the Company continued to lose OEM opportunities to offshore manufacturers who appeared to be pursuing market share by aggressive pricing to PC vendors who integrate modems into their PC product lines. PC vendors also are aggressively pricing systems in an attempt to meet a $1,000 price point that they believe will significantly increase sales. Therefore, OEMs have put significant price pressure on suppliers of PC peripherals, i.e., modems, in an attempt to achieve their pricing goals. Due to excess worldwide manufacturing capacity and the devaluation of many foreign currencies, the PC vendors are better able to achieve this goal of reducing their purchasing costs outside the U.S.

    For the thin client market, the competitors are Wyse, Network Computing Devices (NCD), and Boundless Technologies, Inc. For the information appliance market, WebTV Networks, Inc., Sony Corporation, Matsushita Electric (Panasonic), and other consumer electronics companies are potential competitors.

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

    The Company has numerous product trademarks, including the house marks Boca Research Inc., Boca, and Global Village, together with product trademarks such as BOCABOARD, BOCAMODEM, BocaVision, HAN, and GlobalFax. The trademarks Boca Research Inc., Boca, and Global Village are registered with the United States Patent and Trademark Office for the products the Company provides, as are several other U.S. and foreign product trademarks; other trademark applications are pending.

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

    In 1997, the Company began licensing Acorn Group's technology for its Internet/TV-based appliance including hardware and software designs, TVcentric display, operating system and Internet browser. The TVcentric open-architecture allows Boca Research's customers to choose from over 4,000 ISPs who support direct Web access. The Company believes this technology will enable the Internet/TV appliance to be specifically tailored to meet an individual customer's needs and may be a differentiating factor in establishing brand preference.

    In 1998, the Company began a licensing agreement with Network Computer, Inc.
(NCI), a subsidiary of Oracle Corporation and Netscape Communications Corporation. Under the terms of this agreement, NCI's Internet access device software and technology will be used to enable a range of information appliance devices designed and manufactured by Boca Research. NCI's feature-rich, open Internet standards-based TV-Navigator(TM) will support the BocaVision ST2001 which Boca Research will ship in 1999.

Employees

    As of December 31, 1998, the Company had 265 full-time employees, including:
137 in manufacturing and operations; 68 in sales, marketing, purchasing, and customer support; 30 in finance and administration; and 30 in engineering and product development. The Company's success will depend in part on its ability to attract and retain highly qualified technical, marketing, engineering and management personnel. The Company's employees are not covered by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. The Company uses temporary employees in its manufacturing operation to balance changes in production levels. The number of temporary employees at December 31, 1998 was 50.

Item 2:  Properties

    The Company's headquarters are located in a 70,000 square feet facility in Boca Raton, Florida. This facility accommodates corporate administration and manufacturing, including final testing, assembly, packaging, and shipping of products. The lease expires in September 2000. The Company leases another 25,000 square feet in a facility adjacent to the headquarters building which is used for human resources, technical support, and warehousing. The lease expires in July 2002. A third facility consisting of 32,673 square feet in Boca Raton is subject to a lease that expires in July 2002. This facility is adjacent to the Company's headquarters and is used for engineering, sales and marketing, purchasing and final assembly and testing for set-top box production. A fourth facility of 10,513 square feet in Boca Raton is subject to a lease that expires on July 2000. This facility is used for product returns and repair. Also, in connection with the acquisition of the modem business of Global Village Communication, Inc., the Company leases space in California to accommodate additional research and development, technical support and administrative functions. The lease for the 45,647 square foot facility in Sunnyvale, California expires in September 2005. During the first quarter of 1999, the Company subleased approximately 29,500 square feet of this facility. The sublease expires in September 2002.

Item 3:  Legal Proceedings

    The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim that may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

Item 4:  Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

Item 4A:  Executive Officers of the Registrant

    Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

    Anthony F. Zalenski, 55 years old, has served as President, Chief Executive Officer, and a member of the Board of Directors since September 1994. From 1988 to 1994, Mr. Zalenski was employed by Motorola, Inc., most recently as Executive Vice President and Chief Operating Officer of Motorola's ISG (Information Systems Group), a data communications manufacturing division of Motorola, Inc. Prior to joining Motorola ISG, Mr. Zalenski held various management positions with Comsat Corporation, General Datacomm Industries, and AT&T.

    Navroze S. Mehta, 40 years old, has served as Executive Vice President and General Manager since December 1998; he was Executive Vice President of Strategic Planning and Chief Financial Officer from October 1998 to December 1998. From 1987 to 1998, Mr. Mehta was employed by Comark Communications, a subsidiary of Thomson CSF, most recently as President and Chief Executive Officer. Prior to joining Comark, he worked for Carrier Corporation from 1983 to 1987 in a variety of management and financial positions.

    Alex S. Oprescu, 54 years old, has served as Vice President and General Manager of International since June 1998. From July 1997 to June 1998, he served as general manager of European Operations. Prior to joining Boca Research, Mr. Oprescu was employed by Philips BV as Vice President for Worldwide Sales and Marketing for one of their business electronics divisions. Before his association with Philips, Mr. Oprescu held various management positions with Seagate and Control Data Corporation.

    Michael A. Reale, 58 years old, has served as Chief Operating Officer since July 1998, and Senior Vice President of Manufacturing since February 1996. From January 1995 to February 1996, Mr. Reale served as Vice President of Manufacturing. From October 1992 to January 1995, Mr. Reale served as President and Chief Operation Officer of MGV Manufacturing, Inc., a provider of memory modules, manufacturer of proprietary PC designs and contract electronic assembly. From February 1989 to June 1992, Mr. Reale served as Senior Vice President of SCI Systems, Inc., a contract manufacturer.

    Larry L. Light, 43 years old, was promoted to Senior Vice President of Engineering in 1998. Prior to that, he served as Vice President of Engineering since February 1995. From July 1981 to January 1995, Mr. Light was employed by IBM Corporation, where he held a variety of management and engineering positions, including Product Manager for several PC Systems.

    Martha A. Ritchason, 59 years old, has served as Vice President of Human Resources since July 1995, responsible for the areas of human resources, training, safety/environmental, and security/facilities. From August 1991 to June 1995, Ms. Ritchason served as Director of Human Resources. From December 1979 to July 1991, Ms. Ritchason served as Director of Human Resources for the City of Delray Beach, Florida. In this capacity, she was responsible for overseeing all aspects of the City's human resources, risk management, grants, and public relations functions, as well as serving as the City's Chief Labor Negotiator for all collective bargaining matters. Prior to the City of Delray Beach position, Ms. Ritchason held management positions with Burdines and the Upjohn Company.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANTS COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has traded on The Nasdaq Stock Market(R) under the symbol BOCI. The following table sets forth the high and low last reported sale prices for the Company's Common Stock for the period indicated as reported by the Nasdaq National Market.

   Year    Fiscal Quarter Ended                           High          Low
   ----    --------------------                           ----          ---
   1997    March 31, 1997...........................    10 19/32       6 7/8
           June 30, 1997............................     8 3/4         5 1/8
           September 30, 1997.......................     9 1/2         6 7/8
           December 31, 1997........................     9             5 1/8

   1998    March 31, 1998...........................     6 3/16        3 7/8
           June 30, 1998............................     6 1/8         4 1/4
           September 30, 1998.......................     4 11/16       2
           December 31, 1998........................     5 17/32       1 3/8

   1999    March 31, 1999 (through March 29, 1999)..     4 7/8         3

    As of March 29, 1999, the Company had outstanding 8,783,746 shares of Common Stock held by 337 shareholders of record. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

    The Company currently anticipates that it will retain all of its earnings for use in the development of its business and does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The covenants contained in the Company's line of credit prohibit the Company from paying dividends on the Common Stock without the prior approval of the lender.

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial information for the years ended December 31, 1994 through December 31, 1998 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                                         Year Ended December 31,
                                                                         -----------------------------------------------------------
                                                                           1994        1995        1996         1997        1998
                                                                          ------      ------      ------       ------      ------
                                                                                  (In Thousands, except per share data)
Statements of Income Data:
Net sales.........................................................        $83,594    $ 143,038   $ 153,524    $  70,207   $  70,042
Cost of goods sold................................................         61,284      107,486     122,855       71,164      64,165
                                                                          -------    ---------   ---------    ---------   ---------
       Gross profit (loss)........................................         22,310       35,552      30,669         (957)      5,877
                                                                          -------    ---------   ---------    ---------   ---------
Operating expenses:
  Research and development........................................          1,438        2,679       3,073        2,808       2,992
  Selling, general and administrative.............................         12,391       18,469      18,551       18,366      15,389
  In-process research and development.............................              0            0           0            0       2,800
                                                                          -------    ---------   ---------    ---------   ---------
       Total operating expenses...................................         13,829       21,148      21,624       21,174      21,181
                                                                          -------    ---------   ---------    ---------   ---------
Income (loss) from operations.....................................          8,481       14,404       9,045      (22,131)    (15,304)
Non-operating income, net.........................................            472          540         596          837         694
                                                                          -------    ---------   ---------    ---------   ---------
Income (loss) before income taxes.................................          8,953       14,944       9,641      (21,294)    (14,610)
Income taxes (benefit)............................................          3,217        5,402       3,191       (6,371)         --
                                                                          -------    ---------   ---------    ---------   ---------
Net income (loss).................................................        $ 5,736    $   9,542   $   6,450     $(14,923)   $(14,610)
                                                                          =======     ========   =========     =========   =========
Basic earnings (loss) per share...................................        $  0.68    $    1.13   $    0.75    $   (1.71)  $   (1.67)
                                                                          =======    =========   =========    ==========  ==========
Weighted average basic shares outstanding.........................          8,401        8,472       8,610        8,718       8,749
                                                                          =======    =========   =========    =========   =========
Diluted earnings (loss) per share.................................        $  0.68    $    1.07   $    0.72    $   (1.71)  $   (1.67)
                                                                          =======    =========   =========    ==========  ==========
Weighted average diluted shares outstanding.......................          8,460        8,921       8,941        8,718       8,766
                                                                          =======    =========   =========    =========   =========

                                                                                                    December 31,
                                                                          ----------------------------------------------------------
                                                                            1994        1995        1996         1997        1998
                                                                           ------      ------      ------       ------      ------
                                                                                               (In Thousands)
Balance Sheet Data:
Working capital...................................................        $27,801    $  37,854   $  47,248    $  34,849   $ 16,802
Total assets......................................................         41,340       57,678   $  66,066    $  50,219   $ 39,742
Long-term obligations, net of current portion.....................             --           --          --           --         --
Total stockholders' equity........................................        $36,017    $  46,607   $  55,162    $  40,580   $ 26,101


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    The matters discussed in this Report contain forward-looking statements and information that is based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain uncertainties, assumptions, and risks, which include, but are not limited to, those discussed in "Certain Factors That May Affect Future Performance" as well as those discussed in this section and elsewhere. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

Results of Operations

    The following discussion of the Company's consolidated results of operations for the years ended December 31, 1996, 1997 and 1998 is based upon the consolidated statements of income data contained in the Company's selected consolidated financial data appearing elsewhere in this Report. The following discussion and analysis should be read in conjunction with the financial information set forth under "Selected Consolidated Financial Data" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

    The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's consolidated statements of income:

                                                                                 Year Ended December 31,
                                                                               --------------------------
                                                                                1996      1997      1998
                                                                               ------    ------    ------

Net sales..................................................................... 100.0%    100.0%     100.0%
Cost of goods sold............................................................  80.0     101.4       91.6
                                                                               -----     -----      -----
 Gross profit (loss)..........................................................  20.0      (1.4)       8.4
                                                                               -----     -----      -----
Operating expenses:
 Research and development.....................................................   2.0       4.0        4.3
 Selling, general and administrative..........................................  12.1      26.1       22.0
 In-process research and development..........................................   ---       ---        4.0
                                                                               -----     -----      -----
 Total operating expenses.....................................................  14.1      30.1       30.3
                                                                               -----     -----      -----
Income (loss) from operations.................................................   5.9     (31.5)     (21.9)
Non-operating income..........................................................    .4       1.2        1.0
                                                                               -----     -----      -----
Income (loss) before income taxes.............................................   6.3     (30.3)     (20.9)
Income taxes (benefit)........................................................   2.1      (9.0)       ---
                                                                               -----     -----      -----
Net income (loss).............................................................   4.2%    (21.3)%    (20.9)%
                                                                               =====     =====      =====

Years Ended December 31, 1996, 1997, and 1998

    Net Sales: The Company's net sales decreased by 0.2% from $70,207,000 in 1997 to $70,042,000 in 1998. Included in the data communications product category below for 1998 is net sales of $22,588,000 of Global Village branded product for the period from June 18 to December 31, 1998. The Company acquired the modem business of Global Village as of June 18, 1998. The addition of the Global Village brand extended Boca Research's customer base in the Macintosh market with the #1-selling modems for Macs. Excluding the net sales associated with the acquisition of the modem business of Global Village, the sales decrease in 1998 compared to 1997 was primarily attributable to a decrease in sales of data communications products, however the product categories of multimedia, networking, video graphics, I/O, IDE, and Multiport also experienced a decline in sales. The decrease in sales in these categories was partially offset by an increase in sales in the category of custom manufacturing and Internet access devices. Sales of data communication products were adversely affected by several factors, including pricing pressure on all modem products, excess industry-wide channel inventories of pre-standard 56 Kbps product, and the slow adoption of 56 Kbps technology by consumers who realize that the 56 Kbps product does not significantly increase Internet downloading speed capability over the 33.6 Kbps product. It is anticipated that the factors that adversely affected sales in 1998 will continue in 1999.

    International sales decreased by approximately 22% in 1998 as compared to 1997, and decreased by approximately 64% in 1997 as compared to 1996. In 1996, 1997, and 1998, international sales comprised approximately 29%, 23% and 19%, respectively, of the Company's net sales. International sales declined in 1998 primarily because of the strength of the U.S. dollar which affected the pricing competitiveness of Boca Research's products, particularly in the Asia/Pacific Rim region. International sales declined in 1997 primarily because of reduced sales to Hucom which was the Company's largest international customer in 1996. Sales to Hucom declined by approximately $14,000,000 from 1996 to 1997. International sales were also affected by a decline in sales to Boca Research's joint venture in Asia.

    The Company's net sales decreased by 54.3% from $153,524,000 in 1996 to $70,207,000 in 1997. The decrease was attributable to decreased sales of the Company's data communications products, decreased sales to OEMs and decreased penetration of international markets. The decline in the Company's net sales was due to weak industry conditions caused, in part, by market uncertainty surrounding the competing technologies for the 56 Kbps modem which delayed the adoption of an industry standard until 1998 and resulted in consumers delaying their purchasing decision. Sales to OEM customers decreased from $86,000,000 in 1996 to $31,000,000 in 1997 reflecting the inability of the Company to obtain orders from large OEM customers as it had in previous years. The Company believes that OEM opportunities are being lost to offshore manufacturers who are seeking to increase market share by aggressive pricing to PC vendors who integrate modems into their PC product line. The devaluation of many of the Southeast Asia currencies has given this region a cost advantage. Net sales were also adversely affected by a 22% decline in the average selling price of the Company's products, which was more severe in the data communications product category. The Company aggressively pursued increasing its sales through the retail market in 1997 but sales were lower in this channel than in 1996.

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

    The following table presents the net sales for the Company's product categories for the periods indicated. Net sales of Networking, I/O, IDE and Multiport, and Video Graphics products have declined in each of the last four years. Management expects this trend to continue into 1999 as the Company places less emphasis on these product categories.

                                                     Year Ended December 31,
                                        -----------------------------------------------
           Product Categories            1996     %      1997      %      1998     %
        ------------------------        ------ -------  ------  -------  ------ -------
                                                     (Dollars in thousands)
Data communications................ $ 130,942    85%  $ 49,439    71% $ 48,649   70%
Custom manufacturing...............        --    --      8,509    12    12,311   18
Multimedia.........................     1,016     1        968     1        36   --
Video graphics.....................     6,225     4      1,628     3       770    1
Video conferencing.................     1,000     1        292    --       257   --
I/O, IDE and Multiport.............     8,027     5      5,737     8     4,491    6
Networking.........................     6,314     4      3,634     5     1,570    2
Internet Access Device.............        --    --         --    --     1,958    3
                                     --------   ----  --------   ---- --------  ----

   Total net sales.............      $153,524   100%  $ 70,207   100% $ 70,042  100%
                                     ========   ====  ========   ==== ========  ===


    Gross Profit. Gross profit (loss) increased from a loss of $957,000 in 1997 to a profit of $5,877,000 in 1998, and increased as a percentage of net sales from (1.4%) in 1997 to 8.4% in 1998. The gross profit percentage for 1998 is being affected by several factors including low utilization of the Company's manufacturing facilities, aggressive channel pricing to reduce channel inventories of 33.6 Kbps product and pre-standard 56 Kbps product, competitive pressure in the OEM channel and the custom manufacturing product category requiring the Company to compete with offshore manufactures which the Company believes have a cost advantage because of currency devaluations and better purchasing power because of their larger volumes. Most of the above factors have been adversely affecting the Company's gross profit percentage since January 1, 1997. In the period from June 18 to December 31, 1998, the Company's gross profit was also impacted favorably by net sales of $22,588,000 of the Global Village branded product, which have higher gross margins associated with them as compared to sales of Boca Research branded products. This is the primary reason for the improved gross margins reported in the third and fourth quarters of 1998 as compared to the first and second quarters of 1998. For the year ended December 31, 1998 the Company recorded write downs of inventory and increases in the inventory reserve as a charge to cost of goods sold in the amount of $4,340,000. This was the result of excess inventories in the Company of older technology product that has been determined to have limited sales value. In particular, the Company has seen a significant slow down in sales of 33.6 Kbps product and pre-standard 56 Kbps product along with significant price erosion. This has resulted in additional price protection, rebates and other allowances to the distribution channel in order to reduce channel inventories which has a negative impact on gross margins.

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

    The gross profit margins for the Company's products depend upon a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs, and the level of utilization of manufacturing capacity. In general, gross profit margins are higher on sales to wholesale distributors and retailers than on sales to OEMs. In addition, gross profit margins on product categories differ. Accordingly, the Company's gross profit margin has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future, depending upon the product and channel mix. Management believes that the lower operating expenses typically associated with OEM sales generally offset their corresponding lower gross profit margins. There could be circumstances, which the Company anticipates will occur during 1999, in which the Company accepts lower gross profit margin sales for purposes such as to phase-out inventory, to utilize manufacturing capacity or to respond to competitive pricing pressures.

    The OEM channel has changed significantly in the past two years and the Company has a concern whether acceptable gross profit margins can be achieved if offshore manufacturers continue to pursue an aggressive pricing strategy to increase market share. There is a natural cost advantage that many offshore manufacturers have because of the devaluations of currencies. The current excess worldwide manufacturing capacity is enabling OEMs to negotiate lower prices for data communications products, which they are currently aggressively pursuing.

    Research and Development Expenses. Research and development expenses were $3,073,000 in 1996, $2,808,000 in 1997 and $2,992,000 in 1998, and represented
2.0%, 4.0% and 4.3%, respectively, of net sales for each of those years. In absolute dollars research and development expenses have not materially changed over the last three years. The Company's research and development expenses are focused on development of new products, international certification for the Company's data communications products and prototyping the Company's current product designs for OEM applications. As product life cycles shorten, there is an increased need to recertify more product. Each increase in speed of modems from 28.8 Kbps to 33.6 Kbps to 56 Kbps requires recertification. It is anticipated that research and development expenses in 1999 may be greater than such expenses in 1998.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18,522,000 in 1996, $18,366,000 in 1997, and $15,389,000 in 1998, and represented 12.1%, 26.1%, and 22.0%, respectively, of net sales for each of those years. Management of the Company has focused on reducing expenses during 1998. Included in selling, general and administrative expenses in 1997 and 1998 were approximately $2,629,000 and $985,000, respectively, in provisions for write off of uncollectible accounts. The amount in 1997 is substantially higher than the Company has experienced in recent years. The majority of this write-off was one customer, Creatix. The Company had entered into a letter of intent to purchase Creatix in early 1997, but the definitive agreement was never executed because certain conditions in the letter of intent were not met. Therefore the Company did not complete the acquisition. The receivable that was written off was the result of the Company selling modem chips to Creatix. Creatix continued to experience operating losses throughout 1997 which impacted its ability to pay the Company. Selling, general and administrative expenses include accounting and legal fees in the amount of approximately $1,700,000 in 1997, which is approximately $500,000 higher than in 1996. This increase in expense was due to legal costs associated with the possible acquisition of Creatix and litigation regarding patent infringement and license fees.

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

    In-Process Research and Development Expenses. On June 18, 1998, the Company completed its acquisition of the modem business of Global Village in exchange for $9,855,026 in cash and notes. The Company purchased certain Global Village's assets, technology, operations and assumed certain of its liabilities. This transaction was accounted for using the purchase method of accounting with the purchase price being partially allocated to purchased technologies and intangible assets. $2,800,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development. The value attributed to the in-process research and development was determined by an independent appraisal. See Note 8 to the consolidated financial statements.

    Provision for Income Taxes. Federal and state income taxes have been provided for at an effective rate of 33.1% in 1996 and an income tax benefit at the rate of 29.9% in 1997. The effective tax rate in 1998 was zero. The differences in the Company's effective tax rate from the statutory rate are primarily due to the operations of the Company's foreign sales corporation as well as in 1997 and 1998, a valuation allowance on deferred tax assets.

Liquidity and Capital Resources

    As of December 31, 1998, the Company's working capital decreased by $18,047,319 from December 31, 1997. This decrease was represented by a decrease in cash and cash equivalents of $1,245,631, a decrease in trade receivables of $174,170, a decrease in inventories of $5,630,214, a decrease in refundable and deferred income taxes of $7,162,438 and an increase in current liabilities of $4,002,420, offset by an increase in prepaid expenses and other assets of $167,554.

    Inventory decreased by approximately $5.6 million during 1998 due to the concerted effort by the Company to reduce the inventory level and the number of product SKU's offered.

    The Company may from time to time experience periods of negative cash flow from operations. The Company intends to borrow under its line of credit to the extent necessary to finance cash needs. The Company has a collateralized $5,000,000 revolving line of credit agreement with a lender which expires on November 9, 2000. As of December 31, 1998, no borrowings were outstanding under this line of credit. The line of credit permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limit the incurrence of additional debt, and prohibits payment of dividends without the lender's consent.

    The Company incurred substantial operating losses in 1997 and 1998. However, operations improved in the second half of 1998 due partly to management's efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved, and due partly to the additional product offerings and manufacturing efficiencies resulting from the business acquisition described in Note 8 to the consolidated financial statements. Although there can be no assurances that the Company will return to profitable operations in 1999, management believes that existing cash balances, availability of funds under the credit line described in Note 6 to the consolidated financial statements and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. However, net sales in the first quarter of 1999 will be significantly lower than net sales in the fourth quarter of 1998. Therefore, the Company anticipates reporting a net loss in the first quarter of 1999.

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

Year 2000 Matters

    The "Year 2000 Problem" refers to the fact that many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and are unable to distinguish 21st Century dates from 20th Century dates. These date code fields are required to distinguish 21st Century dates from 20th Century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

    State of Readiness. The Company's efforts to address year 2000 compliance issues include (a) the evaluation of the Company's operational information technology systems ("IT Systems"), (b) a review of the Company's internal financial and accounting software, (c) an investigation of year 2000 preparedness of third parties with whom the Company maintains a material business relationship, and (d) an analysis of the Company's products. The Company's efforts in these respects are underway and have reached varying levels of completion.

    The Company has completed its evaluation of its current financial and accounting software. The supplier has informed the Company that it has undergone an independent year 2000 compliance audit and the Company has received a copy of their year 2000 compliant certification. The Company's employees have also successfully tested this software and agree that it is year 2000 compliant.

    In relationship to the Company's other operating systems the Company may rely, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. The Company is in the process of circulating a questionnaire to vendors and customers with whom the Company has material relationships to obtain information about their year 2000 compliance. Until such information is obtained, the Company will not be able to effectively evaluate whether any remediation efforts will be required with respect to its IT Systems or non-IT Systems. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

    The Company continues the testing and evaluation process of products sold since 1995 and introduced on an on-going basis to determine which products may have operational concerns associated with year 2000 compliance. The assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in part on the year 2000 compliance of the system's other components, most of which are supplied by parties, other than the Company, over which the Company has no control. As we proceed through the evaluation phase, it is possible that the Company will identify products that do present a year 2000 issue. Those products will be reviewed for remediation or other appropriate action. We are unable to determine the financial impact on the Company at this time.

    Costs. To date, the Company has not incurred any material expenditures in connection with identifying or evaluating year 2000 compliance issues. However, in some instances, the installation of new software and hardware in the normal course of business is being accelerated to also afford a solution to year 2000 capability issues. At this time, the Company does not possess all the information necessary to estimate the potential financial impact of year 2000 compliance issues relating to its IT-Systems, non-IT Systems, its vendors, its customers, other parties and its products. The Year 2000 Team has completed its inventory phase of the Company's Operating Systems and is now in the process of evaluating the year 2000 readiness of those systems by soliciting year 2000 compliance information from relevant vendors, suppliers and third parties. To identify year 2000 product compliance issues, the Company is conducting technology audits of its products and obtaining year 2000 readiness information from relevant vendors, suppliers and third parties. There can be no assurance that product year 2000 performance issues, of products or operating systems, including the effect of a year 2000 business disruption, will not have a material adverse effect on the Company's financial condition and results of operations.

    Contingency Plan. The Company has not yet developed a year 2000-specific contingency plan. The Company expects to prepare a contingency plan with respect to internal operating systems by the end of the third quarter 1999. In addition, if further year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to such issues.

Certain Factors That May Affect Future Performance

    In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

    New Products, Technological Changes And Inventory Management. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its production or inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. There can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete. The introduction of competing technologies for the 56 Kbps modem and the marketing activities to promote the advantages of such technology heightened the competitive pressures in the industry. Each increase in speed in modem technology has had transition issues; however, the Company believes that the transition to 56 Kbps technology is resulting in more extensive upgrade policies which has resulted in lower gross margins. Moreover, price decreases have occurred earlier in the 56 Kbps product cycle than occurred with 14.4 Kbps and
28.8 Kbps products.

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

    Technological Change and Development of Thin Client Products Market. The market for thin client products is characterized by rapidly developing technology, evolving industry standards and customer demands, and frequent product introductions. These market characteristics are exacerbated by the emerging nature of this market and the fact that many companies are expected to introduce thin client products into the market. A key element of the Company's business strategy is to introduce products that capitalize on the growth in the thin client products market. The Company's success in exploiting the growth in this market will depend in significant part upon the ability of the Company to continually improve the performance and features of its thin client products. There can be no assurance that the Company will be successful in developing or marketing products that will meet with market acceptance. Failure by the Company to successfully market thin client products could result in a material adverse effect on the Company's business, results of operations and financial condition.

    Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and may continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include the level of demand for the Company's products, competitive pricing pressures, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, the availability and pricing of components for the Company's products, the timing of phase-outs of the Company's products, variations in the Company's product mix and component costs, variations in the proportion of sales made to wholesale distributors, OEMs and retailers, product returns or price protection charges from customers, the timing of sales of the Company's products to end users by the Company's customers, seasonal promotions by the Company, its customers and competitors, economic conditions prevailing within the computer industry and economic conditions generally. Quarterly sales depend on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order products on an as-needed basis, and accordingly the Company has historically operated with a relatively small backlog. Moreover, as is typical for companies in the PC industry, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. There can be no assurance that the Company will be able to return to its growth in sales or profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock. Net sales in the first quarter of 1999 will be significantly lower than net sales in the fourth quarter of 1998. Therefore, the Company anticipates reporting a net loss for the first quarter of 1999.

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

    International Operations. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certifications for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The strength of the U.S. dollar has had a negative impact for 1998 which is expected to continue in 1999. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

    Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 45% of net sales in 1997 and 49% of net sales in 1998. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

    The Company's three largest wholesale distributors accounted for approximately 18% of the Company's net sales in 1997 and 32% of net sales in 1998. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors.

      During the third quarter of 1998, the Company improved the distribution of Boca Research branded products by leveraging the strong retail position of its Global Village line of modems. Direct sales to the retail channel were 7% of net sales in 1998.

    Competition. The markets for the Company's products are intensely competitive resulting in constant pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products that compete directly with the Company's products. These competitors could introduce additional products or add features to their existing products that are superior to the Company's products or that achieve greater market acceptance. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers which generally offer products at significantly lower prices. The introduction of lower priced competitive products or significant price reductions by the Company's competitors would result in price reductions in the Company's products that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new product markets, such as Internet TV appliances and thin client devices, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

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

    Dependence on Custom Manufacturing Sales. In the third quarter of 1997, the Company began manufacturing products on a contract basis for other companies. Custom manufacturing sales accounted for approximately 12% and 18% of the Company's net sales for the year ended December 31, 1997 and 1998, respectively. The contract manufacturing industry is intensely competitive and the level and timing of orders placed by the Company's contract manufacturing customers is highly variable. As a result, there can be no assurance that the Company will continue to successfully provide custom manufacturing services. The inability of the Company to successfully maintain its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
    (1)  Financial Statements                                              ----
         Independent Auditors' Report of Deloitte & Touche LLP.........     27
         Consolidated Balance Sheets...................................     28
         Consolidated Statements of Income.............................     29
         Consolidated Statements of Stockholders' Equity...............     30
         Consolidated Statements of Cash Flows.........................     31
         Notes to Consolidated Financial Statements....................     32
    (2)  Financial Statement Schedules
         Schedule II-- Consolidated Valuation and Qualifying Accounts..     42

    Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
Boca Research, Inc.

We have audited the accompanying consolidated balance sheets of Boca Research, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boca Research, Inc. and subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Certified Public Accountants


Fort Lauderdale, Florida
March 5, 1999

                      BOCA RESEARCH, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,
                                                              -------------------------------------------
                                                                      1997                   1998
                                                                      ----                   ----
                                                 ASSETS

Current Assets:
     Cash and cash equivalents (Note 1).....................      $ 8,204,638            $ 6,959,007
     Trade receivables, net (Notes 1,11,12).................       11,723,329             11,549,159
     Inventory, net (Notes 1,2).............................       14,876,199              9,245,985
     Prepaid expenses and other assets......................          469,523                637,077
     Refundable and deferred income taxes (Notes 1,4).......        9,213,997              2,051,559
                                                                  -----------            -----------
          Total current assets..............................       44,487,686             30,442,787
Property and equipment, net (Notes 1,3).....................        5,539,496              3,873,726
Goodwill and other intangible assets (Notes 1,8)............               --              4,803,749
Other assets (Note 11)......................................          191,611                622,015
                                                                  -----------            -----------
TOTAL.......................................................      $50,218,793            $39,742,277
                                                                  ===========            ===========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable.......................................      $ 6,546,367            $ 6,804,017
     Notes payable (Note 8).................................               --              2,800,000
     Accrued expenses and other liabilities (Note 5)........        3,091,992              4,036,762
                                                                  -----------            -----------
          Total current liabilities.........................        9,638,359             13,640,779
                                                                  -----------            -----------
Commitments and contingencies (Notes 7,10)
Stockholders' equity (Note 9):
     Preferred stock, 5,000,000 $.01 par value shares
      authorized, none issued and outstanding at December
      31, 1997 and 1998.....................................
     Common stock, 25,000,000 $.01 par value shares
      authorized, 8,725,079 and 8,756,487 issued and
      outstanding at December 31, 1997 and 1998,
      respectively..........................................           87,251                 87,565
     Additional paid-in capital.............................       25,914,738             26,045,128
     Retained earnings (deficit)............................       14,578,445                (31,195)
                                                                  -----------            -----------
          Total stockholders' equity........................       40,580,434             26,101,498
                                                                  -----------            -----------
TOTAL.......................................................      $50,218,793            $39,742,277
                                                                  ===========            ===========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              Year Ended December 31,
                                                        --------------------------------------------------------------------
                                                                1996                    1997                    1998
                                                                ----                    ----                    ----
Net sales (Note 11).................................        $153,523,545            $ 70,206,609            $ 70,042,371
Cost of goods sold..................................         122,854,506              71,163,861              64,164,809
                                                            ------------            ------------            ------------
          Gross profit (loss).......................          30,669,039                (957,252)              5,877,562
                                                            ------------            ------------            ------------
Operating expenses:
     Research and development (Note 1)..............           3,072,755               2,808,023               2,992,252
     Selling, general and administrative............          18,551,511              18,366,202              15,388,644
     In-process research and development (Note 8)...                  --                      --               2,800,000
                                                            ------------            ------------            ------------
          Total operating expenses..................          21,624,266              21,174,225              21,180,896
                                                            ------------            ------------            ------------
Income (loss) from operations.......................           9,044,773             (22,131,477)            (15,303,334)
                                                            ------------            ------------            ------------
Non-operating income (expense):
     Interest income................................             163,034                 508,108                 398,364
     Other income...................................             468,602                 345,652                 450,935
     Interest expense...............................             (35,749)                (16,238)               (155,605)
                                                            ------------            ------------            ------------
          Total non-operating income, net...........             595,887                 837,522                 693,694
                                                            ------------            ------------            ------------
Income (loss) before income taxes (benefit).........           9,640,660             (21,293,955)            (14,609,640)
Income taxes (benefit) (Notes 1,4)..................           3,190,562              (6,370,828)                     --
                                                            ------------            ------------            ------------
Net income (loss)...................................        $  6,450,098            $(14,923,127)           $(14,609,640)
                                                            ============            ============            ============
Basic earnings (loss) per share (Note 1)............        $       0.75            $      (1.71)           $      (1.67)
                                                            ============            ============            ============
Weighted average basic shares outstanding...........           8,610,081               8,718,090               8,749,072
                                                            ============            ============            ============
Diluted earnings (loss) per share (Note 1)..........        $       0.72            $      (1.71)           $      (1.67)
                                                            ============            ============            ============
Weighted average diluted shares outstanding.........           8,940,622               8,718,090               8,765,917
                                                            ============            ============            ============

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             Common Stock
                                      --------------------------   Additional      Retained        Total
                                           Number                    Paid-in       Earnings     Stockholders'
                                         of Shares       Amount      Capital       (Deficit)       Equity
                                         ---------       ------    ----------      --------     -------------
Balance at December 31, 1995........     8,522,759       $85,228   $23,469,975   $23,051,474     $46,606,677
Stock options exercised.............       156,124         1,561     1,496,919                     1,498,480
Tax benefit of options exercised....                                   606,745                       606,745
Net income..........................                                               6,450,098       6,450,098
                                         ---------       -------   -----------   -----------     -----------
Balance at December 31, 1996........     8,678,883        86,789    25,573,639    29,501,572      55,162,000
Stock options exercised.............        46,196           462       321,159                       321,621
Tax benefit of options exercised....                                    19,940                        19,940
Net loss............................                                             (14,923,127)    (14,923,127)
                                         ---------       -------   -----------   -----------     -----------
Balance at December 31, 1997........     8,725,079        87,251    25,914,738    14,578,445      40,580,434
Stock options exercised.............        31,408           314       130,390                       130,704
Net loss............................                                             (14,609,640)    (14,609,640)
                                         ---------       -------   -----------   -----------     -----------
Balance at December 31, 1998........     8,756,487       $87,565   $26,045,128   $   (31,195)    $26,101,498
                                         =========       =======   ===========   ===========     ===========

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year Ended December 31,
                                                      -------------------------------------------
                                                          1996           1997           1998
                                                          ----           ----           ----
OPERATING ACTIVITIES
Net income (loss)...................................  $  6,450,098   $(14,923,127)   $(14,609,640)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating
    activities:
     Depreciation and amortization..................     3,057,983      2,917,002       3,854,343
     In-process research and development............                                    2,800,000
     Change in assets and liabilities (net of effect
      of acquisition in 1998):
     (Increase) decrease in:
       Receivables..................................    (4,296,105)    15,444,145       8,914,913
       Inventory....................................     4,076,245      3,504,321       7,762,036
       Prepaid expenses and other assets............        34,719        816,285        (501,565)
       Deferred income taxes........................      (649,855)       418,281       2,703,980
     Increase (decrease) in:
       Accounts payable.............................     1,477,143       (768,105)     (7,518,350)
       Accrued expenses and other liabilities.......    (1,038,102)      (497,390)     (1,113,230)
       Income taxes payable (refundable)............    (1,040,266)    (5,449,938)      4,458,458
                                                      ------------   ------------   -------------
       Net cash provided by operating
         activities.................................     8,071,860      1,461,474       6,750,945
                                                      ------------   ------------   -------------
INVESTING ACTIVITIES
  Cash paid for acquisition.........................                                   (7,580,000)
  Capital expenditures..............................    (2,222,033)    (1,404,258)       (547,280)
                                                      ------------   ------------   -------------
       Net cash used in investing activities........    (2,222,033)    (1,404,258)     (8,127,280)
                                                      ------------   ------------   -------------
FINANCING ACTIVITIES
  Exercise of stock options.........................     1,498,480        321,621         130,704
                                                      ------------   ------------   -------------
       Net cash provided by financing activities....     1,498,480        321,621         130,704
                                                      ------------   ------------   -------------
Net increase (decrease) in cash and cash
  equivalents.......................................     7,348,307        378,837      (1,245,631)
Cash and cash equivalents at beginning of year......       477,494      7,825,801       8,204,638
                                                      ------------   ------------   -------------
Cash and cash equivalents at end of year............  $  7,825,801   $  8,204,638   $   6,959,007
                                                      ============   ============   =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
       Income taxes (net of refunds)................  $  4,880,683   $ (1,339,171)  $  (7,162,438)
                                                      ============   ============   =============
       Interest.....................................  $     35,749   $     16,238   $      10,811
                                                      ============   ============   =============

                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business. Boca Research, Inc. and subsidiaries (the "Company") is a leading provider of hardware and software technology, which provides communications solutions that enable data transmission, connectivity of devices, and access to applications and information via the Internet, personal computers, and/or server-based environments. The Company designs, manufactures, markets, and supports quality, innovative products that have a cost, performance, and time-to-market advantage. The Company sells its products primarily to wholesale microcomputer distributors, retailers, value-added resellers (VARs), and original equipment manufacturers (OEMs) principally in the United States, Europe and the Far East. In 1997, the Company began offering contract manufacturing services for both Internet/TV appliances and other board-level products. The majority of the Company's operations are located in Boca Raton, Florida.

    Business Operations and Liquidity. The Company incurred substantial operating losses in 1997 and 1998. However, operations improved in the second half of 1998 due partly to management's efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved, and due partly to the additional product offerings and manufacturing efficiencies resulting from the business acquisition described in Note 8 to the consolidated financial statements. Although there can be no assurances that the Company will return to profitable operations in 1999, management believes that existing cash balances, availability of funds under the credit line described in Note 6 to the consolidated financial statements and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months.

    Principles of Consolidation. The accompanying consolidated financial statements include Boca Research, Inc. and its wholly owned subsidiaries, Boca Research of Delaware, Inc., Boca Research International, Inc., Boca Research Holland B.V., Boca Research (UK) Limited, Boca Research International Holdings Ltd., Boca Global, Inc. and Complete Acquisition Corp. All material intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investment in Power Tel BOCA Private Ltd. using the equity method.

    Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

    Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years or the lease term for leasehold improvements.

    Intangible Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of. In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. The Company periodically evaluates the carrying value of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value.

    Research and Development Costs. Research and development costs are expensed as incurred.

    Income Taxes. The Company provides for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities and carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    Earnings (Loss) Per Share. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options discussed in Note
9).

    Revenue Recognition. The Company recognizes revenue from product sales upon shipment, when title passes. Under specified conditions, certain customers are allowed to return products for credit. Also, under the terms of some of the agreements, in the event the Company reduces its selling prices, the customers receive credit for the difference between the original purchase price of product remaining in specified levels of their inventories and the Company's reduced price for such products. The Company records allowances for estimated returns and price adjustments. The allowance for sales returns, allowances and price protection was $1,300,000 and $2,161,055 at December 31, 1997 and 1998,
respectively, and is netted against trade receivables. Reductions in selling prices and product returns may result from events, such as actions by competitors, technological changes and others, which may be difficult to predict and may be beyond the Company's control. Accordingly, actual returns, allowances and price protection may vary significantly in the near term from the estimates used in recording the allowances.

    Trade receivables are presented net of an allowance for doubtful accounts of $1,400,008 and $2,531,257 as of December 31, 1997 and 1998, respectively.

    Product Warranties. Under a five year limited warranty program, the Company has agreed to repair or replace products during the designated warranty period. Costs associated with the warranty program are determined on the basis of estimated net future costs related to products sold.

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

    Costs of advertising by the Company are expensed as incurred. Total advertising expense for 1996, 1997 and 1998 was $3,735,187, $2,227,531 and
$1,031,849 respectively.

    Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 1998 presentation.

2.  INVENTORY

    Inventory consists of the following:

                                                         At December 31,
                                                    ---------------------------
                                                       1997            1998
                                                    --------------  -----------
         Raw materials........................      $11,075,213     $ 8,024,248
         Work-in-progress.....................        4,924,500       3,133,016
         Finished goods.......................        2,376,486       1,338,721
         Inventory reserve....................       (3,500,000)     (3,250,000)
                                                     -----------     -----------
                                                    $14,876,199     $ 9,245,985
                                                    ===========     ===========

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                         At December 31,
                                                   ----------------------------
                                                       1997            1998
                                                   ------------    ------------
         Machinery and equipment.................. $ 14,339,479    $ 14,472,946
         Furniture and fixtures...................      597,702         994,159
         Leasehold improvements...................    1,236,905       1,489,027
         Vehicles.................................       74,641          78,794
                                                   ------------    ------------
           Total cost.............................   16,248,727      17,034,926
         Less accumulated depreciation............  (10,709,231)    (13,161,200)
                                                   ------------    ------------
                                                   $  5,539,496    $  3,873,726
                                                   ============    ============

    Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $2,872,990, $2,939,848 and $2,815,554.

4.  INCOME TAXES

    Refundable and deferred income taxes in the accompanying balance sheets as of December 31, 1997 and 1998 includes estimated tax refunds of $6,510,017 and $2,051,559, respectively, and deferred tax assets (liabilities) attributable to the following items:

                                                        At December 31,
                                                   -------------------------
                                                      1997          1998
                                                   ----------     ----------
         Accounts receivable allowances........... $  852,226     $1,020,000
         Accrued expenses.........................    621,372        583,964
         Inventory reserve........................  1,286,250      1,105,000
         Goodwill.................................    585,317      1,669,239
         Depreciation.............................   (500,939)        76,009
         Allowance for product warranties.........    130,830        502,180
         Federal and state net operating loss
          carryforward............................    599,388      2,038,410
         AMT credit carryforward..................    174,801        306,145
                                                   ----------     ----------
         Gross deferred tax asset.................  3,749,245      7,300,947
         Valuation allowance...................... (1,045,265)    (7,300,947)
                                                   -----------    -----------
                                                   $2,703,980     $        0
                                                   ==========     ==========

    The Company has a Federal and Florida net operating loss carryforward available to offset future Federal and Florida taxable income of approximately $3 million and $16.5 million, respectively. The Federal net operating loss carryforward will expire in 2018. Approximately $11 million of the Florida net operating loss carryforward expires in 2012 and the balance of $5.5 million expires in 2018.

    The components of income taxes (benefit) in the accompanying statements of income are as follows:

                                              Year Ended December 31,
                                      ----------------------------------------
                                        1996           1997           1998
                                      -----------   ------------   -----------
          Federal:
            Current...........        $3,527,431    $(6,804,109)   $(2,703,980)
            Deferred..........          (595,700)       418,281      2,703,980
                                      ----------    -----------    -----------
              Total...........         2,931,731     (6,385,828)             0
                                      ----------    -----------    -----------
          State:
            Current...........           312,986         15,000              0
            Deferred..........           (54,155)             0              0
                                       ----------    -----------   -----------
                                         258,831         15,000              0
                                       ----------    -----------   -----------
              Total...........        $3,190,562    $(6,370,828)   $         0
                                      ==========    ===========    ===========

    The Company's effective income tax rate differed from the statutory federal rate of 35% as follows:

                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                                   1996        1997        1998
                                                                                ----------  ----------  ----------
         Statutory  rate applied to income (loss) before income taxes......        35.0%       35.0%       35.0%
         Increase (decrease) in income taxes (benefit) resulting from:
           Rate differential...............................................        (1.0)       (1.0)       (1.0)
           Valuation allowance.............................................          --        (4.9)      (34.0)
           State income taxes..............................................         1.8         2.5         0.0
           Exempt foreign trade income.....................................        (3.3)        0.5         0.0
           Other, net......................................................         0.6        (2.2)        0.0
                                                                                   ----        ----        ----
           Effective income tax rate.......................................        33.1%       29.9%        0.0%
                                                                                   ====        ====        ====

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consist of the following:

                                                           At December 31,
                                                      -------------------------
                                                         1997           1998
                                                      ----------      ---------
         Cooperative advertising..................    $  250,000      $ 635,162
         Salaries, wages, benefits and bonuses....       836,812        626,913
         Commissions..............................        58,150        163,546
         Allowance for product warranties.........       356,000      1,477,000
         Other....................................     1,591,030      1,134,141
                                                       ---------      ---------
                                                      $3,091,992     $4,036,762
                                                      ==========     ==========

6.  LINE OF CREDIT

    The Company has entered into a two year collateralized revolving line of credit agreement expiring November 9, 2000, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1997 and 1998.

7.  COMMITMENTS AND CONTINGENCIES

    Rent expense for the years ended December 31, 1996, 1997 and 1998 was $818,223, $974,124 and $1,576,130, respectively.

    The Company is committed through 2003 for rents under noncancelable operating leases for use of its offices, warehouses and manufacturing facilities. The aggregate minimum annual payments under such leases for the years ending December 31, 1999, 2000, 2001, 2002, 2003 and thereafter are $1,692,955, $1,528,549, $1,274,032, $1,133,566, $967,561 and $1,693,232,
respectively. During the first quarter of 1999, the Company subleased approximately 29,500 sq. ft. of a 45,647 sq. ft. building it leases in Sunnyvale, California. Minimum payments have not been reduced by the minimum sublease rentals of $2,102,667 due in the future through September 30, 2002, under noncancelable subleases.

    The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

8.  ACQUISITION

    On June 18, 1998, the Company consummated, through a wholly-owned subsidiary, the acquisition of the modem business of Global Village Communication, Inc. ("Global Village"), in exchange for $9,855,206 in cash and notes. A $4,000,000 cash payment was made at closing and two additional payments of $3,000,000 each were due Global Village on September 30, 1998 and on December 31, 1998. The notes payable relating to the two $3,000,000 payments were non-interest bearing and interest on these notes had been imputed at the rate of 6%. The $3,000,000 payment due on September 30, 1998 was paid on October 2, 1998. On December 23, 1998, an amendment to the promissory note was executed which reduced the payment due on December 31, 1998 by $200,000 and extended the payment date of the remaining $2,800,000 balance. $2,000,000 of this amount was paid on January 4, 1999 and the remaining $800,000 was paid on February 2, 1999. Goodwill was reduced by $200,000 to reflect the reduction in the purchase price. The Company purchased intellectual property, including the Global Village name, logo, and trademarks, as well as the modem hardware and software products, and the inventory, receivables, and other assets of the modem business. The Company also assumed the liabilities of the modem business, including responsibilitiy for product warranty, technical support, product returns, ongoing marketing and sales programs, and certain accounts payable and accrued liabilities. The Company also received a warrant to purchase up to 425,000 shares of Global Village common stock at an exercise price of $1.0003 per share. Subsequent to the closing of the transaction, Global Village changed its corporate name to OneWorld Systems, Inc.

    The acquisition was recorded as a purchase with the purchase price allocated to the acquired assets, assumed liabilities and in-process research and development as follows:

         Accounts receivable, net............................       $8,740,743
         Inventory...........................................        2,131,822
         Other current assets................................           62,000
         Property, plant and equipment.......................          589,435
         Tradename/marketing intangible asset................        2,300,000
         Existing technology intangible asset................        1,500,000
         Goodwill............................................        1,225,206
         Warrants............................................          140,000
         Account payable.....................................       (7,776,000)
         Accrued expenses....................................       (2,058,000)
         In-process research and development.................        2,800,000
                                                                    ----------
                                                                    $9,655,206

    Direct acquisition costs associated with this transaction, totalling $580,000, have also been capitalized to goodwill. Goodwill is being amortized over a five year period. Existing technology is being amortized over a two year period. The tradename/marketing intangible asset is being amortized over a seven year period. Amortization expense for the year ending December 31, 1998 was $801,457.

    Upon consummation of the acquisition, the Company immediately expensed $2,800,000 representing purchased in-process technology that had not yet reached technological feasability and has no alternative future use. The value was determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology. The in-process projects were expected to be commercially viable on dates ranging from the end of the calendar year 1998 through calendar year 2000. Expenditures to complete these projects were expected to total approximately $1,800,000. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Additionally, these projects will require maintenance research and development after they have reached a state of technological and commercial feasibility.

    At the time of its acquisition by Boca Research, the modem division of Global Village was working on several significant research and development projects that, if successful, would meet tomorrow's market needs. These efforts involved new analog and digital modem transmission platforms, speeds, interfaces, technologies, form factors, which were intended to insure the long-term success and survival of the organization. The nature of the efforts required to complete the research and development projects involved, to varying degrees, the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

    The net cash flows resulting from the projects underway at Global Village, which were used to value the purchased research and development, were based on Company management's estimates of revenues, cost of revenues, research and development costs, selling, general, and administrative costs, and income taxes from such projects.

    Estimated total revenues from the purchased in-process product areas peak in calendar years 2000-2001 and decline rapidly thereafter as other new products are expected to enter the market. In addition, a portion of the anticipated revenues has been attributed to enhancements of the base technology under development, and has been excluded from net cash flow calculations. Existing technology was valued at $1,500,000 related to the acquisition. There can be no assurances that these assumptions will prove accurate, or that the Company will realize the anticipated benefit of this acquisition.

    The discount applied to the net cash flows to calculate their present value was based on the weighted average cost of capital ("WACC"). The WACC calculation produces the average required rate of return on an investment in an operating enterprise. The discount rate used to discount the net cash flows from purchased in-process technology ranged between 35% to 50%. This discount rate is sometimes higher than the WACC due to the inherent uncertainties in the estimates, including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

    If these projects are not successfully developed, the Company's business, operating results, and financial condition may be adversely affected in future periods. In addition, the value of other intangible assets acquired may become impaired.

    The following is unaudited pro forma information as if the acquisition had occurred as of the beginning of 1997. The unaudited pro forma information is not necessarily indicative of the results which would have occurred had the companies actually been combined during the periods nor the future results after the acquisition.

                                                      Year Ended December 31,
                                                   -----------------------------
                                                       1997           1998
                                                   --------------  -------------
         Net Sales................................ $ 128,732,000   $ 94,135,000
         Net Loss................................. $ ( 9,640,000)  $(13,747,000)
         Net Loss per Share (Basic and Diluted)....$       (1.11)  $      (1.57)

9.  STOCK OPTION AND PURCHASE PLANS

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

    The Board of Directors and shareholders approved the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan") pursuant to which, as subsequently amended, a maximum of 200,000 shares of common stock are reserved for grant. Under this plan, each non-employee director will be entitled to be granted an option to purchase 10,000 shares of common stock on the date of his initial election to the Board and on the date of each annual meeting of the Company's shareholders at which such director is reelected. The exercise price per share for all options granted under the plan is equal to the fair market value of the common stock on the date of grant. In addition, the Chairman of the Board of Directors is entitled to be granted an option to purchase 5,000 shares of common stock on the date of his election as Chairman and on the date of each reelection. The exercise price per share for all options granted under the plan is equal to the fair market value of the common stock on the date of grant. All options will vest immediately on the date of grant.

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

    A summary of the status of the Company's stock options as of December 31, 1996, 1997 and 1998 and changes during the years ended on those dates is presented below:

                                                                           1996                  1997                 1998
                                                                   --------------------  -------------------- --------------------
                                                                               Weighted              Weighted             Weighted
                                                                                Average               Average              Average
                                                                               Exercise              Exercise             Exercise
                                                                     Shares      Price     Shares      Price    Shares      Price
                                                                     ------    --------  ---------   -------- ---------   --------
Outstanding at beginning of year..............................       876,000    $  9.44  1,153,165    $ 13.37 1,190,391    $  7.97
Granted.......................................................       543,408      18.17    996,716       7.30   942,461       3.97
Exercised.....................................................       135,379       8.17     22,167       6.10        --        --
Cancelled.....................................................       130,864      12.35    937,323      13.95   553,380       7.61
                                                                    --------              --------             --------
Outstanding at end of year....................................      1,153,165     13.37   1,190,391      7.97  1,579,472      5.71
                                                                    =========             =========            =========
Exercisable at end of year....................................       331,167       8.58    396,801       7.71   875,588       6.25
                                                                    ========              ========             ========

    The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Options Outstanding                    Options Exercisable

                              Number           Weighted-Average                             Number
   Range of                 Outstanding            Remaining        Weighted-Average      Exercisable          Weighted-Average
Exercise Price              at 12/31/98        Contractual Life      Exercise Price       at 12/31/98           Exercise Price
--------------              -----------        ----------------      --------------       -----------          ---------------
 $1.59 -  3.19                322,827                9.7                $  1.94             145,077                $  1.86
  3.20 -  6.38                670,854                9.2                   5.14             397,500                   5.42
  6.39 - 12.75                570,791                8.3                   8.00             323,011                   8.66
 12.76 - 25.00                 15,000                7.4                  25.00              10,000                  25.00
                             ---------                                                      -------
                             1,579,472               9.0                   5.71             875,588                   6.25
                             =========                                                      =======

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net income for 1996 would have been $4,563,456, and the Company's pro forma net loss for 1997 and 1998 would have been $16,625,691 and $16,707,953, respectively. Pro forma earnings per share for 1996 would have been $0.53 for basic shares outstanding and $0.51 for diluted shares outstanding. Pro forma loss per share for 1997 and 1998 would have been $1.91 and $1.91, respectively. The weighted average fair value of the options granted during 1996, 1997 and 1998 was estimated at $11.12, $4.61 and $2.68, respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 60%, 60%, and 75%, respectively, risk-free interest rate of 5.69%, 6.09% and 5.33%, respectively, and expected lives of six years.

    The Board of Directors and shareholders adopted a 1992 Employee Stock Purchase Plan (the "1992 Purchase Plan"). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period which commences on January 1 and July 1 of each year. During 1997 and 1998, there were 24,029 and 31,408 shares issued in connection with this plan, respectively. At December 31, 1998, there were options to purchase 20,643 shares at a price of $2.66 granted and exercisable under this plan.

10.  SAVINGS PLAN

    In January 1992, the Board of Directors adopted a Savings Incentive Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan upon completion of six months of employment. Each employee may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 33% on each anniversary date of employment. Amounts credited to an employee's account may be distributed to the employee at the earliest of (a) the termination of the employee's employment with the Company; (b) the termination of the Plan, or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan are taxable to the employee until such amounts are distributed to the employee. However, contributions made by the Company are tax deductible. During the years ended December 31, 1996, 1997 and 1998 the Company's contribution expense to the Savings Plan aggregated $155,944, $119,319 and $158,444, respectively.

11.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA

    The Company sells its products primarily to national, regional and international wholesale distributors and OEM customers. Sales to distributors accounted for 34%, 36% and 44% of the Company's net sales in 1996, 1997 and 1998, respectively. Sales to OEM customers accounted for 56%, 45%, and 49% of the Company's net sales in 1996, 1997, and 1998, respectively.

    Sales to customers who contributed 10% or more of net sales during the years ended December 31, 1996, 1997 and 1998 and the related receivable balances at the end of each year were as follows:

                                                                Year Ended December 31,
                                                    --------------------------------------------
                                                         1996            1997            1998
                                                    --------------  --------------  ------------
    Net sales
         Customer A...........................        $9,394,212      $7,197,475     $13,249,187
         Customer B...........................         3,225,686       1,983,663       2,902,139
         Customer C...........................         8,511,577       3,711,120       6,513,920
         Customer D...........................        20,879,575              --          61,283
         Customer E...........................        30,133,475       2,876,023          28,732
         Customer F...........................        13,893,362         229,804           9,008



                                                                  As of December 31,
                                                     -------------------------------------------
                                                          1996           1997            1998
                                                     -------------  -------------   ------------
    Accounts receivable
         Customer A...........................         $3,504,586     $1,428,217      $3,015,188
         Customer B...........................            498,899        211,872         765,158
         Customer C...........................          1,983,285        980,991       2,250,565
         Customer D...........................          8,621,035          1,957              --
         Customer E...........................          2,527,423         12,925              --
         Customer F...........................          2,477,051         15,577              --


    In 1997 and 1998 only customer A contributed more than 10% of net sales.

    Customers A, B and C are wholesale distributors; customers D, E and F are OEMs.

    The Company sells its products in the United States and in foreign countries primarily through its own sales force and independent manufacturer representative organizations. Net sales by geographic region for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                                                 Year Ended December 31,
                                                     --------------------------------------------
                                                          1996           1997            1998
                                                     -------------- --------------  -------------
    United States.............................        $109,934,462    $54,694,921     $53,388,233
    Asia/Pacific Rim..........................          25,409,366      3,288,453         611,090
    Canada....................................           1,291,998      1,511,942       1,069,265
    Europe....................................          11,989,946      7,624,891       9,081,509
    Other.....................................           4,897,773      3,086,402       5,892,274
                                                      ------------    -----------     -----------
                                                      $153,523,545    $70,206,609     $70,042,371
                                                      ============    ===========     ===========

    The Company's identifiable assets located in foreign countries are not significant.

12.  RELATED PARTY TRANSACTIONS

    In September 1995, the Company acquired 50% of the Common Stock of Mbf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia which distributes primarily the Company's products in the Pacific Rim. In 1998 sales to this joint venture were approximately $633,000 compared to $1,874,000 in 1997. During the first half of 1999, the Company plans on reducing its ownership interest in this joint venture to zero. In 1996 the Company acquired in India a 20% equity interest in PowerTel Boca Pvt., Ltd. ("PowerTel"). PowerTel distributes Boca Research products and services in India, South Asia, and certain markets in Africa. PowerTel is headquartered in Bangalore and has offices in Bombay and Delhi. The investment of $84,000 and $79,183 in this joint venture as of December 31, 1997 and 1998, respectively, is included in other assets in the consolidated balance sheet. In 1998, sales to PowerTel were approximately $315,000 compared to $710,000 in 1997. The accounts receivable balance due from PowerTel at December 31, 1998 was $184,995. The Company has granted 180 day payment terms to PowerTel. The financial position and results of operations of these joint ventures in 1997 and 1998 were insignificant in relation to the Company's consolidated financial statements.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited summarized financial data by quarter for 1997 and 1998 is as follows (in thousands except for per share data):

    Three months ended                                      March 31   June 30   September 30  December 31
    ------------------                                     ---------  --------   ------------  -----------
    1997
        Net sales...................................       $18,758    $16,352     $18,549       $16,547
         Gross profit (loss)........................            95        834       1,411        (3,297)
         Income (loss) from operations..............        (5,282)    (4,157)     (2,710)       (9,982)
         Net income (loss)..........................        (3,342)    (2,558)     (1,605)       (7,418)
         Basic earnings (loss) per share............         (0.38)     (0.29)      (0.18)        (0.85)
         Diluted earnings (loss) per share..........         (0.38)     (0.29)      (0.18)        (0.85)

    Three months ended                                      March 31   June 30   September 30  December 31
    ------------------                                     ---------  --------   ------------  -----------
    1998
         Net sales..................................       $15,616    $13,210     $22,789       $18,428
         Gross profit (loss)........................          (150)    (3,029)      3,568         5,490
         Income (loss) from operations..............        (3,707)    (9,428)     (2,184)           17
         Net income (loss)..........................        (3,504)    (9,260)     (2,015)          170
         Basic earnings (loss) per share............         (0.40)     (1.06)      (0.23)         0.02
         Diluted earnings (loss) per share..........         (0.40)     (1.06)      (0.23)         0.02


                      BOCA RESEARCH, INC. AND SUBSIDIARIES
          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             YEAR ENDED DECEMBER 31,

                                                                            Additions
                                                            Balance        Charged to      Charged to                    Balance
                                                         at Beginning       Costs and         Other                      at End
              Description                                   of Year         Expenses        Accounts     Deductions      of Year
---------------------------------------------------------------------------------------------------------------------------------

                   1996
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection                         $2,613,148      $    11,852            --              --    $2,625,000
Allowance for Doubtful Accounts                            1,000,000          602,584            --         276,576     1,326,008
Allowance for Inventory Reserve                            1,080,000        2,657,267            --       1,337,267     2,400,000
Allowance for Product Warranties                             236,000           60,000            --              --       296,000

                   1997
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection                         $2,625,000               --            --       1,325,000    $1,300,000
Allowance for Doubtful Accounts                            1,326,008        2,628,601            --       2,554,609     1,400,000
Allowance for Inventory Reserve                            2,400,000        2,886,000            --       1,786,000     3,500,000
Allowance for Product Warranties                             296,000           60,000            --              --       356,000

                   1998
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  Allowances and Price Protection                         $1,300,000           27,055       834,000 (1)          --    $2,161,055
Allowance for Doubtful Accounts                            1,400,000          985,399       931,257 (1)     785,399     2,531,257
Allowance for Inventory Reserve                            3,500,000        1,618,042            --       1,868,042     3,250,000
Allowance for Product Warranties                             356,000           10,000     1,111,000 (1)          --     1,477,000


---------------------------------------------------------------------------------------------------------------------------------

(1) Includes the balances relating to the acquisition of the modem business of Global Village Communications, Inc.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 17, 1999. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

        The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index under Item 8.

    (b) Reports on Form 8-K

        No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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
                          among the Company, ArgoQuest, Inc. and Jason Barzilay.
            10.19   --    Employment  agreement,  dated as of October 16, 1998,
                          between Robert W. Ferguson and the Company.
            21.1    --    Subsidiaries of the Company.
            23.1    --    Consent of Deloitte & Touche LLP
            27.1    --    Financial Data Schedule


----------

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


                                                 BOCA RESEARCH, INC.


                                                 By:  /s/ ANTHONY F. ZALENSKI
                                                      -------------------------
                                                     Name:  Anthony F. Zalenski
                                                     Title: President and Chief
                                                            Executive Officer

Date:  March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                             Date
              ---------                            -----                             ----
     /S/ ANTHONY F. ZALENSKI          President, Chief Executive Officer        March 30, 1999
---------------------------------     and a Director (Principal Executive
         Anthony F. Zalenski          Officer)


     /S/ NAVROZE S. MEHTA             Executive Vice President and General      March 30, 1999
---------------------------------     Manager (Principal Financial Officer
         Navroze S. Mehta             and Principal Accounting Officer)


     /S/ ROBERT W. FERGUSON           Director                                  March 30, 1999
---------------------------------
         Robert W. Ferguson


     /S/ H. RIC LUHRS                 Director                                  March 30, 1999
---------------------------------
         H. Ric Luhrs


     /S/ DOUGLAS K. RABORN            Director                                  March 30, 1999
---------------------------------
         Douglas K. Raborn


     /S/ JOSEPH M. O'DONNELL          Director                                  March 30, 1999
---------------------------------
         Joseph M. O'Donnell


     /S/ GERALD W. STANLEY            Director                                  March 30, 1999
---------------------------------
         Gerald W. Stanley


     /S/ ARTHUR R. WYATT              Director                                  March 30, 1999
---------------------------------
         Arthur R. Wyatt


     /S/ BLAINE DAVIS                 Director                                  March 30, 1999
---------------------------------
         Blaine Davis

                                       45