Form 10-Q
period 1999-03-31
BOCA RESEARCH INC
filed 1999-05-17
CIK 895642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarter ended                       Commission File Number 0-21138
      March 31, 1999


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

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
        Class                                                   May 14, 1999
        -----                                                   ------------
  Common stock, par value                                        8,783,746
      $.01 per share

                               BOCA RESEARCH, INC.
                 Form 10-Q For The Quarter Ended March 31, 1999

                                      INDEX
                                                                         Page
                                                                         ----
Part I. FINANCIAL INFORMATION
   Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets
                (unaudited) as of March 31, 1999 and
                December 31, 1998..............................           3

                Condensed Consolidated Statements of
                Operations (unaudited) for the three months
                ended March 31, 1999 and 1998 .................           4

                Condensed Consolidated Statements of
                Cash Flows (unaudited) for the three
                months ended March 31, 1999 and 1998...........           5

                Notes to Condensed Consolidated
                Financial Statements (unaudited)...............           6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations........................................           10

Part II. OTHER INFORMATION
   Items 1-3.Not applicable....................................           23

   Item 4.   Submission of Matters to a Vote of
             Security Holders..................................           23

   Item 5.   Other Information.................................           23

   Item 6.   Exhibits and Reports on Forms 8-K.................           23

   Signatures..................................................           24

PART I.  Item 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (In thousands except share and per share data)

                                                                                   (Unaudited)
                                                                                     March 31,      December 31,
                                                                                      1999              1998
                                                                                  ------------     -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $  2,703         $  6,959
   Trade receivables, net                                                             9,546           11,549
   Inventory, net...........................................                          9,086            9,246
   Prepaid expenses and other current assets................                            652              637
   Prepaid and deferred income taxes........................                          2,310            2,051
                                                                                   --------         --------
      Total current assets..................................                         24,297           30,442
Property and equipment, net.................................                          3,546            3,874
Goodwill and other intangible assets........................                          4,445            4,804
Other assets................................................                            672              622
                                                                                   --------         --------
        Total assets........................................                       $ 32,960         $ 39,742
                                                                                   ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................                       $  6,436         $  6,804
   Notes payable............................................                             --            2,800
   Deferred revenue.........................................                            458               --
   Accrued expenses and other current liabilities...........                          3,608            4,037
                                                                                   --------         --------
      Total current liabilities.............................                         10,502           13,641
                                                                                   --------         --------
Deferred revenue............................................                             91               --
                                                                                   --------         --------

Stockholders' equity:
   Common stock, 25,000,000 $.01 par value shares
    authorized, 8,783,746 issued and outstanding
    at March 31, 1999, 8,756,487 issued and
    outstanding at December 31, 1998........................                             88               87
   Additional paid-in capital...............................                         26,116           26,045
   Retained earnings (deficit)..............................                         (3,837)             (31)
                                                                                   --------         --------
      Total stockholders' equity............................                         22,367           26,101
                                                                                   --------         --------
         Total liabilities and stockholders' equity.........                       $ 32,960         $ 39,742
                                                                                   ========         ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                           Three  Months
                                                                                          Ended March 31,
                                                                                       --------------------
                                                                                       1999            1998
                                                                                       ----            ----
Net sales.....................................................                      $ 10,701        $ 15,616
Cost of goods sold............................................                         8,603          15,766
                                                                                    --------        --------
   Gross profit (loss)......................................                           2,098            (150)
                                                                                    --------        --------
Operating expenses:
   Research and development.................................                           1,081             577
   Selling, general
    and administrative.....................................                            4,964           2,980
                                                                                    --------        --------
   Total operating expenses.................................                           6,045           3,557
                                                                                    --------        --------
Loss from operations..........................................                        (3,947)         (3,707)
Non-operating income, net.....................................                           141             203
                                                                                    --------        --------
Loss before income tax benefit................................                        (3,806)         (3,504)
Income tax benefit............................................                            --              --
                                                                                    --------        --------
Net loss......................................................                      $ (3,806)       $ (3,504)
                                                                                    --------        --------
Net loss per share (Basic and Diluted)........................                      $  (0.43)       $  (0.40)
                                                                                    --------        --------
Weighted average
 shares outstanding..........................................                          8,778           8,742
                                                                                    ========        ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           Three  Months
                                                                                          Ended March 31,
                                                                                       --------------------

                                                                                       1999            1998
                                                                                       ----            ----
Cash provided by (used in):
Operating activities:
   Net loss................................................                         $ (3,806)       $ (3,504)
   Adjustments for non-cash charges........................                              798             747
   Changes in assets and liabilities.......................                            1,566             703
                                                                                    --------        --------
    Net cash used in operating
     activities............................................                           (1,442)         (2,054)
                                                                                    --------        --------
Investing activities:
   Cash paid for acquisition...............................                           (2,800)             --
   Capital expenditures....................................                              (85)            (34)
                                                                                    --------        --------
    Net cash used in investing activities.................                            (2,885)            (34)
Financing activities - Exercise of options    ................                            71              74
                                                                                    --------        --------
Net decrease in cash and cash equivalents.....................                        (4,256)         (2,014)
Cash and cash equivalents, beginning of period................                         6,959           8,205
                                                                                    --------        --------
Cash and cash equivalents, end of period......................                      $  2,703        $  6,191
                                                                                    ========        ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1998. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

Supplemental Cash Flow Information

        Net cash payments for income taxes were $258,437 and $11,350 in the three month periods ended March 31, 1999 and 1998, respectively.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three months ended March 31, 1999 and 1998, and net loss is the only component of comprehensive income (loss) for such periods.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Current Assets

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                                      March 31,          December 31,
                                                                        1999                 1998
                                                                      ---------          ------------
   Accounts receivable...................................              $14,029            $16,241
   Allowance for sales returns, allowances and
    price protection.....................................               (2,311)            (2,161)
   Allowance for doubtful accounts.......................               (2,172)            (2,531)
                                                                       -------            -------

                                                                       $ 9,546            $11,549
                                                                       =======            =======

        Included in the accounts receivable balance is $122,543 in receivables from PowerTel Boca Pvt., Ltd. ("PowerTel") a joint venture in India in which the Company has a 20% ownership interest. Sales to this related party in the first quarters of 1999 and 1998 were approximately $53,000 and $66,000, respectively. The Company has agreed to payment terms of 180 days for PowerTel.

        During the first quarter of 1999, the Company charged off an accounts receivable balance of approximately $406,000 from LocalNet Communications, Inc. In addition, the Company wrote off its investment of $150,000 in LocalNet Communications, Inc.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                                          March 31,          December 31,
                                                                            1999                 1998
                                                                          ---------          ------------
        Raw materials.........................................             $ 7,708            $ 8,024
        Work in process.......................................               2,751              3,133
        Finished goods........................................               2,002              1,339
        Inventory reserves....................................              (3,375)            (3,250)
                                                                           -------            -------
                                                                           $ 9,086            $ 9,246
                                                                           =======            =======

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Property and Equipment

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $13,400,737 at March 31, 1999 and $13,161,200 at December 31, 1998.

Deferred Revenue

        There are two components comprising deferred revenue as of March 31, 1999. Each component is described below.

        Revenue related to the providing of engineering services is recognized as the work is performed, using the percentage of completion method. During the first quarter of 1999, revenue of approximately $90,000 was recognized with respect to such engineering services and has been included in net sales. Related costs including labor and direct expenses have been included in the cost of goods sold.

       During the first quarter of 1999, the Company entered into an agreement that provides e.TV Commerce, Inc., a wholly owned subsidiary of Compu-DAWN, with an exclusive arrangement, subject to certain exceptions, to market Boca Research's advanced network capable TV set-top box. Boca Research has agreed not to manufacture the TV set-top box for any other multi-level marketing company which resells local and/or long distance telephone services or Internet access services, subject to, among other things, minimum purchase requirements over a two year period. Related to this agreement, Boca Research has been issued 117,398 unregistered shares of Compu-DAWN's common stock. Compu-DAWN retains a call on all shares issued at prices ranging from $5.00 to $5.75. The appraised value of the shares received by the Company is $200,000 and this amount is being recognized as revenue on a straight-line basis over 24 months.

Line of Credit

       The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of March 31, 1999 and 1998.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Commitments and Contingencies

        The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

Stockholders' Equity

        During the three month period ended March 31, 1999, 27,259 shares were issued in connection with the exercise of options granted under the Company's stock option plans. The aggregate proceeds received from these exercises were $ 71,097.

Stock Option Plan

        During the three month period ended March 31, 1999, the Company granted options to purchase 55,000 shares at prices ranging from $ 3.22 to $ 4.66 to both new and existing employees.

        During the three month period ended March 31, 1999, 88,172 stock options were canceled.

Proposed Stock Issuance

        On April 28, 1999, Boca Research, Inc. entered into a Common Stock Purchase Agreement (the "Agreement") with Infomatec Integrated Information Systems AG, an Internet software company located in Augsburg, Germany (the "Purchaser"), pursuant to which the Purchaser will purchase 1,747,965 newly issued shares of common stock of the Company at a purchase price of $4.58 per share, for an aggregate purchase price of approximately $8.0 million in cash. In addition, subject to terms and conditions set forth in the Agreement, the Purchaser has agreed to grant stock options to the existing management of the Company to purchase from the Purchaser up to 270,000 shares of the common stock of the Company being acquired by the Purchaser at a per share purchase price of $4.58. Consummation of the transactions contemplated by the Agreement is conditioned upon, among other things, approval by the Board of Directors of both the Company and the Purchaser, as well as other customary closing conditions.

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

        As an aid to reviewing the Company's results of operations for the three months ended March 31, 1999 and 1998, the following table sets forth the quarterly financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                                           Three Months
                                                                          Ended March 31,
                                                                        -------------------     Percent
                                                                        1999           1998     Change
                                                                        ----           ----     -------
Net sales.....................................................          100.0 %        100.0 %   (31.5)%
Cost of goods sold............................................           80.4          100.9     (45.4)
                                                                        -----          -----
   Gross profit (loss)........................................           19.6           (0.9)        *
                                                                        -----          -----
Operating expenses:
 Research and development.....................................           10.1            3.7       87.3
 Selling, general and administrative..........................           46.4           19.1       66.6
                                                                        -----          -----
 Total operating expenses.....................................           56.5           22.8       69.9
                                                                        -----          -----
Loss from operations..........................................          (36.9)         (23.7)         *
Non-operating income, net.....................................            1.3            1.3      (30.5)
                                                                        -----          -----
Loss before income tax benefit................................          (35.6)         (22.4)         *
Income tax benefit............................................             --             --
                                                                        -----          -----
Net loss......................................................          (35.6) %       (22.4) %       *
                                                                        ========       ========

*  Not meaningful

Results of Operations

        Net Sales. The Company's net sales decreased by 31.5% to $10,701,000 in the three months ended March 31, 1999 from $15,616,000 in the three months ended March 31, 1998. Net sales for the three month period ended March 31, 1999 and the comparable period in 1998 is shown below by product category. Included in the data communications product category below is net sales of $4,083,000 of Global Village branded product during the first quarter of 1999. The Company acquired the modem business of Global Village Communication, Inc. as of June 18, 1998. The addition of the Global Village brand extended Boca Research's customer base in the Macintosh market with the #1-selling modems for Macs.

                                                            Three Months
                                                           Ended March 31,
                                                           ----------------
                                                           1999        1998
                                                           ----        ----

                                                             (In Millions)

Data Communications...............................         $ 8.4       $ 8.0
Custom Manufacturing..............................           0.5         4.8
Networking........................................           0.1         0.5
Video Graphics....................................            --         0.3
I/O, IDE, & Multiport.............................           0.9         1.4
Video Conferencing................................           0.3         0.2
Internet Access Device............................           0.4         0.4
Engineering Services..............................           0.1          --
                                                           -----       -----
                                                           $10.7       $15.6
                                                           =====       =====


     Excluding the net sales associated with the modem business of Global Village, the sales decrease was primarily attributable to decreases in sales of data communications products and custom manufacturing. Sales of data communication products were adversely affected by several factors, including pricing pressure on all modem products, excess industry-wide channel inventories of pre-standard 56 Kbps product, and the slow adoption of 56 Kbps technology by consumers who realize that the 56 Kbps product does not significantly increase Internet downloading speed capability over the 33.6 Kbps product.

     With respect to the Global Village branded product, net sales decreased to $4,083,000 in the first quarter of 1999 as compared to net sales of $8,737,000 in the fourth quarter of 1998. During January 1999, Apple Computer, Inc. ("Apple") introduced its new line of Power Macintosh G3 computers, which negatively impacted sales of the Company's existing Global Village modems. In fact, because of the introduction of the Universal Serial Bus interface, no modems were available for the Power Macintosh G3 computers until Boca Research began shipping the Global Village TelePort Internal 56K fax/modem in the second half of February. From April 2 through June 27, 1999, Apple is offering purchasers of a qualifying Power Macintosh G3 computer the option of choosing either a 56K internal modem or an internal Zip drive at no additional cost. The Company currently anticipates that the Apple promotion may have a negative impact on sales of Global Vilage branded product during the second quarter of 1999.

     In 1998, the Company continued to provide custom manufacturing to increase the utilization of its manufacturing facilities. Because the gross margin for custom manufacturing has historically been low, the Company plans to decrease its emphasis on this area. Sales in this category in 1998 represented 18% of net sales. For the three months ended March 31, 1999 sales in this category represented 5% of net sales.

     International sales were approximately $1.3 million for the three months ended March 31, 1999 compared to $2.8 million for the three months ended March 31, 1998 due to the foregoing factors.

     Gross Profit (Loss). Gross profit (loss) was $2,098,000 for the three months ended March 31, 1999 as compared to ($150,000) for the three months ended March 31, 1998 and increased as a percentage of net sales to 19.6% in the three months ended March 31, 1999 from (0.9%) in the three months ended March 31, 1998. The gross profit (loss) percentage is being affected by low utilization of the Company's manufacturing facilities and aggressive channel pricing to reduce channel inventories. In the three months ended March 31, 1999 the Company's gross profit was impacted favorably by net sales of $4,083,000 of the Global Village branded product, which have higher gross margins associated with them as compared to sales of Boca Research branded products.

     The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs and manufacturing efficiencies and capacity utilization. In addition, gross profit margins on product categories differ. In particular, custom manufacturing is typically a low profit margin business. Accordingly, the Company's gross profit has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. There will be circumstances, which management currently anticipates will occur in the second quarter, in which the Company accepts lower margin sales for purposes such as to reduce inventories, and to utilize manufacturing capacity.

     Research and Development Expenses. Research and development expenses increased to $1,081,000 in the three months ended March 31, 1999 from $577,000 in the three months ended March 31, 1998. This represents an increase in research and development expenses as a percentage of net sales to 10.1% for the three months ended March 31, 1999 from 3.7% for the three months ended March 31, 1998. Research and development expenses increased in the three months ended March 31, 1999 versus the comparable period in 1998 primarily as the result of the acquisition of the modem business of Global Village. In addition, the Company is placing more emphasis on research and development and currently anticipates that research and development expenses in 1999 may be greater than such expenses in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,964,000 in the three months ended March 31, 1999 from $2,980,000 in the three months ended March 31, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 46.4% in the three months ended March 31, 1999 from 19.1% in the three months ended March 31, 1998. Selling, general and administrative expenses increased in the three months ended March 31, 1999 versus the comparable period in 1998 primarily as the result of the acquisition of the modem business of Global Village. The Company's expenses for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 were $880,000 higher for advertising and $150,000 higher for the write-off of the Company's investment in LocalNet Communications, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 1999, the Company's working capital decreased by $3,006,000 from December 31, 1998. This decrease was represented by a decrease in cash of $4,256,000, decreases in inventories of $160,000 and trade receivables of $2,003,000; offset by a decrease in current liabilities of $3,139,000 and an increase in other current assets of $274,000. The Company's operations used cash of $1,442,000 for the three months ended March 31, 1999. The Company does not anticipate that it will be profitable in the second quarter of 1999 and this would negatively impact the generation of cash from operations for the second quarter of 1999. In April 1999, the Company received a federal income tax refund in the amount of $2,455,816 from the Internal Revenue Service which has increased the Company's cash balances.

     The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of March 31, 1999 and 1998.

     On April 28, 1999, Boca Research, Inc. entered into a Common Stock Purchase Agreement (the "Agreement") with Infomatec Integrated Information Systems AG, an Internet software company located in Augsburg, Germany (the "Purchaser"), pursuant to which the Purchaser will purchase 1,747,965 newly issued shares of common stock of the Company at a purchase price of $4.58 per share, for an aggregate purchase price of approximately $8.0 million in cash. In addition, subject to terms and conditions set forth in the Agreement, the Purchaser has agreed to grant stock options to the existing management of the Company to purchase from the Purchaser up to 270,000 shares of the common stock of the Company being acquired by the Purchaser at a per share purchase price of $4.58. Consummation of the transactions contemplated by the Agreement is conditioned upon, among other things, approval by the Board of Directors of both the Company and the Purchaser, as well as other customary closing conditions.

     The Company regularly evaluates acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company effects one or more acquisitions, the Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing may be required for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required nor that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

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

State of Readiness. The Company's Year 2000 Readiness Plan addresses year 2000 issues relating to the products made by the Company and the Company's internal and external IT and non-IT operating systems, including financial and accounting software and the Company's MRP system. The Company's Year 2000 Readiness Team is responsible for implementing and executing the Plan which has been developed to provide a centralized control and monitoring system for the strategic planning, date critical scheduling and execution of the Company's year 2000 readiness efforts. The Plan has been structured into the following Phases: Awareness, Inventory, Assessment, Remediation, Testing/Validation, Cost Analysis, Dissemination/Implementation and Contingency Planning.

         Each Phase addresses the products made by the Company and the Company's own operating systems and the systems of its material customers, vendors, suppliers and third party providers as well as the products, components and services which they provide to the Company. Plan status: Phase I - Awareness, 100% complete, Phase II - Inventory, approximately 98% complete, Phase III - Assessment, approximately 90% complete, the remaining Phases; Remediation, Testing/Validation, Dissemination/Implementation and Contingency Planning have reached varying levels of completion.

         The Company has completed its evaluation of its current financial and accounting software. The supplier has informed the Company that it has undergone an independent year 2000 compliance audit and the Company has received a copy of their year 2000 compliant certification. The Company's employees have also successfully tested this software and agree that it is year 2000 compliant. The supplier of the Company's MRP system has also provided a copy of their year 2000 compliant certification.

         In relationship to the Company's other operating systems, the Company may rely, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. The Company has circulated questionnaires to vendors, third party providers and customers with whom the Company has material relationships to obtain information relating to their operating systems' year 2000 compliance. Until the Company receives responses to these questionnaires, it will not be able to effectively evaluate the total remediation efforts which will be required with respect to its IT Systems or non-IT Systems. There is no assurance that such parties will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

         The Company continues the assessment, remediation and testing/validation process of products sold since 1995 and introduced on an on-going basis to determine which products may have operational concerns associated with year 2000 compliance. The assessment of whether a complete system or device in which a Product is embedded will operate correctly for an end-user depends in part on the year 2000 compliance of the system's other components, most of which are supplied by parties, other than the Company, over which the Company has no control. Vendors and suppliers have been requested to provide the Company with information regarding the year 2000 compliance of the products and components which they provide to the Company. The Company, to date, has identified certain products which present a year 2000 issue and is currently in the process of developing software which will remediate the year 2000 issues associated with the products. The Company will make the software available for its customers to download from its year 2000 Web page. As we proceed through the Assessment Phase, it is possible that the Company will identify other products which present a year 2000 issue, these products will be reviewed during the Remediation Phase to determine the appropriate remediation or other appropriate action. To date, the cost of labor associated with the software development, which cannot yet be quantified, is the only known cost. We are unable to determine the full financial impact on the Company at this time for the remediation of its products.

Costs. To date, the Company has identified approximately $200,000 in necessary expenditures to bring its operating systems into year 2000 compliance, including the accelerated installation, to afford a solution to year 2000 capability issues of new software and hardware which had been scheduled in the normal course of business. The Company has also identified the cost of labor for software development to remediate certain products, while that cost is not yet quantifiable, it is not believed that it will be material as the applications are being developed by the Company's employees. At this time the Company does not possess all the information necessary to estimate the full potential financial impact of year 2000 compliance issues relating to its products, its IT-Systems, non-IT Systems, its vendors, its customers, and other parties. There can be no assurance that product year 2000 performance issues, of products or operating systems, including the effect of a year 2000 business disruption, will not have a material adverse effect on the Company's financial condition and results of operations.

Contingency Plan. The Company has not yet developed a year 2000-specific contingency plan. The Company expects to prepare a contingency plan with respect to "Mission Critical" operating systems by the end of the third quarter 1999. In addition, if further year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to such issues.

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

    Because the majority of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets which incorporate additional functionality, thereby decreasing the market for PC enhancement products. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened and that PC growth will slow as PCs become more of a replacement market. This could impact modem sales to the Company's OEM customers in the future. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

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

    International Operations. The Company's international sales are subject to the risks inherent in international sales, including various regulatory requirements (including the need to obtain certifications for the Company's data communications products), political and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive relative to local product offerings or expose the Company to foreign currency exchange losses. The strength of the U.S. dollar had a negative impact for 1998 which is expected to continue in 1999. One or more of these factors may have a material adverse effect on the Company's future international sales and, consequently, on the Company's operating results.

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

    Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 49% of net sales in 1998 and 32% of net sales for the three months ended March 31, 1999. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

    The Company's three largest wholesale distributors accounted for approximately 32% of the Company's net sales in 1998 and 31% of net sales for the three months ended March 31, 1999. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors.

      During the third quarter of 1998, the Company improved the distribution of Boca Research branded products by leveraging the strong retail position of its Global Village line of modems. Direct sales to the retail channel were 7% of net sales in 1998 and 13% of net sales for the three months ended March 31, 1999.

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

    Dependence on Custom Manufacturing Sales. Custom manufacturing sales accounted for approximately 18% and 5% of the Company's net sales for the year ended December 31, 1998 and the three months ended March 31, 1999, respectively. The contract manufacturing industry is intensely competitive and the level and timing of orders placed by the Company's contract manufacturing customers is highly variable. As a result, there can be no assurance that the Company will continue to successfully provide custom manufacturing services. The inability of the Company to successfully maintain its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition.

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

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

Item 5. Other information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                         10.21 Extension to Employment agreement, dated as of March 31, 1999, between Robert W. Ferguson and the Company.

                         11 Calculation of shares used in determining earnings per share.

        (b)     Reports on Form 8-K

                On May 5, 1999, the Company filed a Current Report on Form 8-K to report that the Company had entered into a definitive agreement with respect to the purchase of 1,747,965 newly issued shares by Infomatec Integrated Information Systems AG, at a purchase price of $4.58 per share, for an aggregate purchase price of approximately $8.0 million in cash.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  May 14, 1999                       /S/ Anthony F. Zalenski
                                           -----------------------
                                           Anthony F. Zalenski
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated:  May 14, 1999                       /S/ Navrose S. Mehta
                                           --------------------
                                           Navrose S. Mehta
                                           Executive Vice President
                                           and General Manager
                                           (Principal Financial and
                                           Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS
                                                                          Page
                                                                          ----
Exhibit 10.21     Extension to Employment agreement, dated as of
                  March 31, 1999, between Robert W. Ferguson and
                  the Company.                                             26

Exhibit 11        Calculation of shares used in determining earnings
                  per share.                                               28

Exhibit 10.21

                        EXTENSION TO EMPLOYMENT AGREEMENT


         THIS EXTENSION TO EMPLOYMENT AGREEMENT is made and entered into this 31st day of March, 1999, by and between ROBERT W. FERGUSON, hereinafter referred to as "Employee," and BOCA RESEARCH, INC., hereinafter referred to as "Boca."

                              W I T N E S S E T H :

         WHEREAS, Employee and Boca have previously entered into an Employment Agreement dated October 16, 1998, which contract expires on March 31, 1999; and

         WHEREAS, Employee and Boca desire to extend the terms of such Employment Agreement through June 30, 1999;

         NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained and other good and valuable consideration from one party to the other, the receipt and adequacy of which are hereby acknowledged, the parties agree as follows:

1. Boca and Employee hereby agree to extend the terms of the Employment Agreement through June 30, 1999.

2. Employee shall continue to be available on a reasonable basis to provide onsite consultation and advice and shall attend the Operations Committee meetings chaired by the CEO during the second quarter of 1999.

3. All other terms and conditions of the Employment Agreement, except as modified herein, shall remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have executed this Extension to Employment Agreement the day and year first above written.

Witnesses:                                  BOCA RESEARCH, INC.

____________________________________        By: /S/ Anthony F. Zalenski
                                               ------------------------
____________________________________


____________________________________        /S/ Robert W. Ferguson
                                               -------------------
____________________________________            Robert W. Ferguson

                               BOCA RESEARCH, INC.

                   EXHIBIT 11 - CALCULATION OF SHARES USED IN
                        DETERMINING NET INCOME PER SHARE
                                   (Unaudited)


                                 March 31, 1999

                                                                  Three Months Ended
                                                                    March 31, 1999
                                                                    --------------
Shares outstanding at January 1, 1999........................          8,756,487
Shares issued January 1, 1999 in
 connection with the 1992 Employee
 Stock Purchase Plan.........................................             20,643
Shares issued in connection with a
 non-qualified stock option plan.............................              1,071
                                                                       ---------
Weighted average shares
 outstanding.................................................          8,778,201
                                                                       =========


                                 March 31, 1998


                                                                  Three Months Ended
                                                                    March 31, 1998
                                                                    --------------

Shares outstanding at January 1, 1998........................          8,725,079
Shares issued January 1, 1998 in
 connection with the 1992 Employee
 Stock Purchase Plan.........................................             16,578
                                                                       ---------
Weighted average shares
 outstanding.................................................          8,741,657
                                                                       =========