Form 10-Q
period 1999-06-30
BOCA RESEARCH INC
filed 1999-08-16
CIK 895642

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 1999

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
  executive offices)                                             (Zip Code)

                                 (561) 997-6227
             (Registrant's telephone number, including area code:)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
        Class                                                 August 12, 1999
        -----                                                   ------------
  Common stock, par value                                        10,743,675
      $.01 per share

                               BOCA RESEARCH, INC.
                 Form 10-Q For The Quarter Ended June 30, 1999

                                      INDEX
                                                                         Page
                                                                         ----
Part I. FINANCIAL INFORMATION
   Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets
                (unaudited) as of June 30, 1999 and
                December 31, 1998..............................           3

                Condensed Consolidated Statements of
                Operations (unaudited) for the three and six
                months ended June 30, 1999 and 1998 ...........           4

                Condensed Consolidated Statements of
                Cash Flows (unaudited) for the six
                months ended June 30, 1999 and 1998............           5

                Notes to Condensed Consolidated
                Financial Statements (unaudited)...............           6

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations........................................           10

Part II. OTHER INFORMATION
   Items 1-3.Not applicable....................................           23

   Item 4.   Submission of Matters to a Vote of
             Security Holders..................................           23

   Item 5.   Other Information.................................           23

   Item 6.   Exhibits and Reports on Form 8-K..................           23

   Signatures..................................................           24

PART I.  Item 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                   (Unaudited)
                                                                                     June 30,       December 31,
                                                                                       1999             1998
                                                                                  ------------     -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents................................                       $ 10,787         $  6,959
   Trade receivables, net...................................                          6,986           11,549
   Inventory, net...........................................                          6,982            9,246
   Prepaid expenses and other current assets................                            911              637
   Prepaid and deferred income taxes........................                             --            2,051
                                                                                   --------         --------
      Total current assets..................................                         25,666           30,442
Property and equipment, net.................................                          3,325            3,874
Goodwill and other intangible assets........................                          4,087            4,804
Other assets................................................                            670              622
                                                                                   --------         --------
        Total assets........................................                       $ 33,748         $ 39,742
                                                                                   ========         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................                       $  3,928         $  6,804
   Notes payable............................................                             --            2,800
   Deferred revenue.........................................                            511               --
   Accrued expenses and other current liabilities...........                          3,752            4,037
                                                                                   --------         --------
      Total current liabilities.............................                          8,191           13,641
                                                                                   --------         --------
Deferred revenue............................................                             67               --
                                                                                   --------         --------

Stockholders' equity:
   Common stock, 25,000,000 $.01 par value shares
    authorized, 10,578,110 issued and outstanding
    at June 30, 1999, 8,756,487 issued and
    outstanding at December 31, 1998........................                            106               87
   Additional paid-in capital...............................                         34,056           26,045
   Accumulated deficit......................................                         (8,672)             (31)
                                                                                   --------         --------
      Total stockholders' equity............................                         25,490           26,101
                                                                                   --------         --------
         Total liabilities and stockholders' equity.........                       $ 33,748         $ 39,742
                                                                                   ========         ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                              Three  Months                      Six Months
                                                              Ended June 30,                   Ended June 30,
                                                           --------------------             --------------------
                                                           1999            1998             1999           1998
                                                           ----            ----             ----           ----
Net sales........................................        $ 8,747        $ 13,210         $ 19,448       $ 28,826
Cost of goods sold...............................          8,305          16,239           16,908         32,006
                                                           -----          ------           ------         ------
   Gross profit (loss)...........................            442          (3,029)           2,540         (3,180)
                                                           -----          ------            -----         ------
Operating expenses:
  Research and development.......................            891             656            1,974          1,233
  Selling, general and administrative............          4,342           2,943            9,304          5,923
  In-process research and development............          -----           2,800            -----          2,800
                                                           -----           -----            -----          -----
  Total operating expenses.......................          5,233           6,399           11,278          9,956
                                                           -----           -----           ------          -----
Loss from operations.............................         (4,791)         (9,428)          (8,738)       (13,136)
Non-operating income/(expense), net..............            (38)            168              103            372
                                                           -----           -----            -----         ------
Loss before income taxes ........................         (4,829)         (9,260)          (8,635)       (12,764)
Income taxes ....................................              6           -----                6         ------
                                                           -----           -----            -----         ------
Net loss.........................................       $ (4,835)       $ (9,260)        $ (8,641)     $ (12,764)
                                                        --------        --------         --------      ---------
Net loss per share (Basic and Diluted)...........       $(  0.51)       $(  1.06)        $  (0.95)     $   (1.46)
                                                        --------        --------         --------      ---------
Weighted average
  shares outstanding.............................          9,449           8,742            9,115          8,742
                                                           =====           =====            =====          =====


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                            Six Months
                                                                                          Ended June 30,
                                                                                          --------------
                                                                                       1999             1998
                                                                                       ----             ----
Cash provided by (used in):
Operating activities:
   Net loss................................................                         $  (8,641)      $  (12,764)
   Adjustments for non-cash charges........................                             1,502            4,369
   Changes in assets and liabilities.......................                             6,037           16,350
                                                                                    ---------       ----------
    Net cash provided by (used in) operating
     activities............................................                            (1,102)           7,955
                                                                                    ----------      ----------
Investing activities:
   Cash paid for acquisition...............................                            (2,800)          (4,580)
   Capital expenditures....................................                              (299)            (140)
                                                                                    ----------      -----------
    Net cash used in investing activities..................                            (3,099)          (4,720)
Financing activities - Issuance of common stock ...........                             8,029               74
                                                                                    ---------       ----------
Net increase in cash and cash equivalents..................                             3,828            3,309
Cash and cash equivalents, beginning of period.............                             6,959            8,205
                                                                                    ---------       ----------
Cash and cash equivalents, end of period...................                         $  10,787       $   11,514
                                                                                    =========       ==========


           See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operations and its cash flows for the three and six month periods ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1998. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

Supplemental Cash Flow Information

        Net cash refunds of income taxes were $2,045,229 and $7,106,438 in the six month periods ended June 30, 1999 and 1998, respectively. Interest expense of $184,937 was paid in the first six months of 1999.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and six months ended June 30, 1999 and 1998, and net loss is the only component of comprehensive income (loss) for such periods.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Current Assets

        Trade receivables are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                  June 30,          December 31,
                                                    1999                1998
                                                  --------          ------------
Trade receivables...............................  $10,899             $16,241
Allowance for sales returns, allowances and
 price protection...............................   (1,869)             (2,161)
Allowance for doubtful accounts.................   (2,044)             (2,531)
                                                  -------             -------

                                                  $ 6,986             $11,549
                                                  =======             =======


        Included in the accounts receivable balance is $58,364 in receivables from PowerTel Boca Pvt., Ltd. ("PowerTel") a joint venture in India in which the Company has a 20% ownership interest. Sales to this related party in the first six months of 1999 and 1998 were approximately $67,676 and $192,832, respectively. The Company has agreed to payment terms of 180 days for PowerTel.

        During the first quarter of 1999, the Company charged off an accounts receivable balance of approximately $406,000 from LocalNet Communications, Inc. In addition, the Company wrote off its investment of $150,000 in LocalNet Communications, Inc.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                  June 30,          December 31,
                                                    1999                1998
                                                  --------          ------------
Raw materials...............................      $ 5,596             $ 8,024
Work in process.............................        1,678               3,133
Finished goods..............................        2,508               1,339
Inventory reserves..........................       (2,800)             (3,250)
                                                  -------             -------
                                                  $ 6,982             $ 9,246
                                                  =======             =======

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Property and Equipment

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $12,910,427 at June 30, 1999 and $13,161,200 at December 31, 1998.

Deferred Revenue

        There are two components comprising deferred revenue as of June 30, 1999. Each component is described below.

        Revenue related to the providing of engineering services is recognized as the work is performed, using the percentage of completion method. During the first six months of 1999, revenue of approximately $363,201 was recognized with respect to such engineering services and has been included in net sales. Related costs including labor and direct expenses have been included in the cost of goods sold.

       During the first quarter of 1999, the Company entered into an agreement that provides e.TV Commerce, Inc., a wholly owned subsidiary of Compu-DAWN, with an exclusive arrangement, subject to certain exceptions, to market Boca Research's advanced network capable TV set-top box. Boca Research has agreed not to manufacture the TV set-top box for any other multi-level marketing company which resells local and/or long distance telephone services or Internet access services, subject to, among other things, minimum purchase requirements over a two year period. At this time, it appears likely that the agreed upon minimum purchase requirements will not be met. Related to this agreement, Boca Research has been issued 117,398 unregistered shares of Compu-DAWN's common stock. Compu-DAWN retains a call on all shares issued at prices ranging from $5.00 to $5.75. The appraised value of the shares received by the Company is $200,000 and this amount is being recognized as revenue on a straight-line basis over 24 months.

Line of Credit

       The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of June 30, 1999 and December 31, 1998.

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

Stockholders' Equity

        During the six month period ended June 30, 1999, 73,658 shares were issued in connection with the exercise of options granted under the Company's stock purchase and option plans. The aggregate proceeds received from these exercises were $ 192,045.

        On May 28, 1999, Infomatec Integrated Information Systems AG ("Infomatec"), an Internet software company located in Augsburg, Germany purchased 1,747,965 newly issued shares, or approximately 19.9% of the Company's then outstanding common stock, at a purchase price of $4.58 per share. Net proceeds from the issuance were approximately $7,782,000. Under the Stock Purchase Agreement, Infomatec, agreed to grant stock options to members of the Company's existing management to purchase from Infomatec 270,000 shares of the Company's common stock at an option strike price of $4.58 per share. The grant of options by Infomatec is subject to approval by the Company's shareholders pursuant to terms of the Stock Purchase Agreement.

Stock Option Plan

        During the six month period ended June 30, 1999, the Company granted options to purchase 85,000 shares at prices ranging from $ 3.22 to $ 7.44 to both new and existing employees and 121,296 stock options were canceled.

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

        As an aid to reviewing the Company's results of operations for the three and six month periods ended June 30, 1999 and 1998, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                  Three Months                           Six Months
                                                 Ended June 30,                        Ended June 30,
                                                 --------------         Percent        --------------        Percent
                                                 1999         1998      Change        1999         1998      Change
                                                 ----         ----      ------        ----         ----      ------
Net sales...................................    100.0%       100.0%     (33.8)%       100.0%       100.0%     (32.5)%
Cost of goods sold..........................     95.0        122.9      (48.9)         86.9        111.0      (47.2)
                                                -----        -----                    -----        -----
       Gross profit (loss)..................      5.0        (22.9)       *            13.1        (11.0)      *
                                                -----        -----                    -----        -----
Operating expenses:
  Research and development..................     10.2          5.0       35.8          10.2          4.3       60.1
  Selling, general and administrative.......     49.6         22.3       47.5          47.8         20.6       57.1
  In-process research & development.........      0.0         21.2     (100.0)          0.0          9.7     (100.0)
                                                -----        -----                    -----        -----
        Total operating expenses............     59.8         48.5      (18.2)         58.0         34.6       13.3
                                                -----        -----                    -----        -----
Loss from operations........................    (54.8)       (71.4)     (49.2)        (44.9)       (45.6)     (33.5)
Non-operating income (expense), net.........     (0.4)         1.3        *             0.5          1.3      (72.3)
                                                -----        -----                    -----        -----
Loss before income taxes ..................     (55.2)       (70.1)     (47.9)        (44.4)       (44.3)     (32.3)
Income taxes ...............................       .1          0.0        *             0.0          0.0        *
                                                -----        -----                    -----        -----
Net loss....................................    (55.3)%      (70.1)%    (47.8)%       (44.4)%      (44.3)%    (32.3)%
                                                =====        =====                    =====        =====

*  Not meaningful

RESULTS OF OPERATIONS

        Net Sales. The Company's net sales decreased by 33.8% to $8,747,000 in the three months ended June 30, 1999 from $13,210,000 in the three months ended June 30, 1998. For the six months ended June 30, 1999, net sales decreased by 32.5% to $19,448,000 from $28,826,000 for the comparable period in 1998. The sales decrease in the three and six month periods ended June 30, 1999 over the comparable period in 1998 is shown below by product category. Included in the data communications product category below is net sales of $4,083,000 and $3,438,000 of Global Village branded product during the first and second quarters of 1999, respectively. Net sales of Global Village branded product during the period from June 18 to June 30, 1998 were $1,434,000. The Company acquired the modem business of Global Village Communication, Inc. as of June 18, 1998. The addition of the Global Village brand extended Boca Research's customer base in the Macintosh(R) market with the #1-selling modems for Macs(R). Net sales by product category were as follows:

                                                                 Three Months                      Six Months
                                                                Ended June 30,                   Ended June 30,
                                                                --------------                   --------------
                                                                1999          1998               1999         1998
                                                                ----          ----               ----         ----
                                                                   (In Millions)                     (In Millions)
                                                                   -------------                     -------------
Data Communications...........................................    $ 6.9         $ 6.7            $ 15.3      $ 14.8
Custom Manufacturing..........................................       --           4.1               0.5         8.9
Networking....................................................      0.3           0.3               0.4          .8
Video Graphics................................................       --           0.2                --          .5
I/O, IDE, & Multiport........................................       1.0           1.2               1.9         2.5
Video Conferencing............................................       --           0.1               0.3          .2
Internet Access Device........................................      0.2           0.6               0.6         1.1
Engineering Services..........................................      0.3            --               0.4          --
                                                                  -----        ------            ------      ------
                                                                  $ 8.7        $ 13.2            $ 19.4      $ 28.8
                                                                  =====        ======            ======      ======

     Excluding the net sales associated with the modem business of Global Village, the sales decrease was primarily attributable to decreases in sales of data communications products and custom manufacturing. Sales of data communication products were adversely affected by several factors, including pricing pressure on all modem products, excess industry-wide channel inventories, and the slow adoption of 56 Kbps technology by consumers who realize that the 56 Kbps product does not significantly increase Internet downloading speed capability over the 33.6 Kbps product.

     With respect to the Global Village branded product, net sales decreased to $3,438,000 in the second quarter of 1999 as compared to net sales of $4,083,000 in the first quarter of 1999 and $8,737,000 in the fourth quarter of 1998. During January 1999, Apple Computer, Inc. ("Apple") introduced its new line of Power Macintosh G3 computers, which negatively impacted sales of the Company's existing Global Village modems. In fact, because of the introduction of the Universal Serial Bus interface, no modems were available for the Power Macintosh G3 computers until Boca Research began shipping the Global Village TelePort Internal 56K fax/modem in the second half of February. From April 2 through June 27, 1999, Apple offered purchasers of a qualifying Power Macintosh G3 computer the option of choosing either a 56K internal modem or an internal Zip drive at no additional cost. The Company believes that the Apple promotion had a negative impact on sales of Global Village branded modems during the second quarter of 1999. The Apple promotion has resulted in pricing and inventory issues in the Global Village modem business, which are expected to continue to negatively impact operations in the third quarter of 1999.

     In 1998, the Company continued to provide custom manufacturing to increase the utilization of its manufacturing facilities. Because the gross margin for custom manufacturing has historically been low, the Company plans to decrease its emphasis on this area. Sales in this category in 1998 represented 18% of net sales. For the six months ended June 30, 1999 sales in this category represented 3% of net sales.

     International sales were approximately $1.3 million for the three months ended June 30, 1999 compared to $2.0 million for the three months ended June 30, 1998. For the six months ended June 30,1999 international sales were approximately $2.6 million compared to $4.8 million for the six months ended June 30, 1998, due to the foregoing factors.

     Gross Profit (Loss). Gross profit (loss) was $442,000 for the three months ended June 30, 1999 as compared to ($3,029,000) for the three months ended June 30, 1998 and increased as a percentage of net sales to 5.0% in the three months ended June 30, 1999 from the (22.9%) in the three months ended June 30, 1998. For the six months ended June 30, 1999 gross profit (loss) increased to $2,540,000 from ($3,180,000) in the six months ended June 30, 1998. Gross profit
(loss) as a percentage of net sales increased to 13.1% for the six months ended June 30, 1999 from (11.0%) for the six months ended June 30, 1998. The gross profit (loss) percentage is being affected by low utilization of the Company's manufacturing facilities and aggressive channel pricing to reduce channel inventories. In the three and six month periods ended June 30, 1999 the Company's gross profit was impacted favorably by net sales of $4,083,000 and $3,438,000, respectively, of Global Village branded products, which have higher gross margins associated with them as compared to sales of Boca Research branded products.

     The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs and manufacturing efficiencies and capacity utilization. In addition, gross profit margins on product categories differ. In particular, custom manufacturing is typically a low profit margin business. Accordingly, the Company's gross profit has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. There will be circumstances, which management currently anticipates will occur in the third quarter, in which the Company accepts lower margin sales for purposes such as to reduce inventories, and to utilize manufacturing capacity.

     Research and Development Expenses. Research and development expenses increased to $891,000 in the three months ended June 30, 1999 from $656,000 in the three months ended June 30, 1998. This represents an increase in research and development expenses as a percentage of net sales to 10.2% for the three months ended June 30, 1999 from 5.0% for the three months ended June 30, 1998. Research and development expenses increased to $1,974,000 for the six months ended June 30, 1999 from $1,233,000 in the six months ended June 30, 1998. This represents an increase in research and development expenses as a percentage of net sales to 10.2% for the six months ended June 30, 1999 from 4.3% for the six months ended June 30, 1998. Research and development expenses increased in the three and six months ended June 30, 1999 versus the comparable periods in 1998 primarily as the result of the acquisition of the modem business of Global Village. In addition, the Company is placing more emphasis on research and development and currently anticipates that research and development expenses in 1999 may be greater than such expenses in 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $4,342,000 in the three months ended June 30, 1999 from $2,943,000 in the three months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 49.6% in the three months ended June 30, 1999 from 22.3% in the three months ended June 30, 1998. Selling, general and administrative expenses increased to $9,304,000 in the six months ended June 30, 1999 from $5,923,000 in the six months ended June 30, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 47.8% in the six months ended June 30, 1999 from 20.6% in the six months ended June 30, 1998. Selling, general and administrative expenses increased in the three and six months ended June 30, 1999 versus the comparable periods in 1998 primarily as the result of the acquisition of the modem business of Global Village. The Company's expenses for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 were $455,000 higher for marketing development funds, $300,000 higher for technical support, $180,000 higher for trade shows, and $115,000 higher for rent. The Company's expenses for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 were $1,220,000 higher for advertising and marketing development funds, $750,000 higher for technical support, $280,000 higher for amortization of goodwill, and $150,000 higher for the write-off of the Company's investment in LocalNet Communications, Inc.

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

     In-Process Research and Development Expenses. On June 18, 1998, the Company completed its acquisition of the modem business of Global Village in exchange for $9,855,206 in cash and notes. The Company purchased certain of Global Village's assets, technology, operations and assumed certain of its liabilities. This transaction was accounted for using the purchase method of accounting with the purchase price being partially allocated to purchased technologies and intangible assets. The value of purchased technology that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development, represented $2,800,000 of the total purchase price. The value attributed to the in-process research and development was determined by an independent appraisal.

LIQUIDITY AND CAPITAL RESOURCES

     In the six months ended June 30, 1999, the Company's working capital increased by $674,000 from December 31, 1998. This increase was represented by an increase in cash of $3,828,000, decreases in inventories of $2,264,000, trade receivables of $4,563,000 and other current assets of $1,777,000; offset by a decrease in current liabilities of $5,450,000. The Company's operations used cash of $1,102,000 for the six months ended June 30, 1999. The Company does not anticipate that it will be profitable in the third quarter of 1999 and this would negatively impact the generation of cash from operations for the third quarter of 1999. During the second quarter of 1999, the Company had positive net cash flows of approximately $2.0 million from refunded federal income taxes and approximately $7.8 million net proceeds for issuance of 1,747,965 shares of its common stock to Infomatec Integrated Information Systems AG.

     The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of June 30, 1999 and December 31, 1998.

     On June 1, 1999, Infomatec Integrated Information Systems AG ("Infomatec"), an Internet software company located in Augsburg, Germany purchased 1,747,965 newly issued shares, or approximately 19.9% of the Company's then outstanding common stock, at a purchase price of $4.58 per share. Net proceeds from the issuance were approximately $7,782,000. Under the Stock Purchase Agreement, Infomatec, agreed to grant stock options to members of the Company's existing management to purchase from Infomatec 270,000 shares of the Company's common stock at an option strike price of $4.58 per share. The grant of options by Infomatec is subject to approval by the Company's shareholders pursuant to terms of the Stock Purchase Agreement.

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

YEAR 2000 MATTERS

    The "Year 2000 Problem" refers to the fact that many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and are unable to distinguish 21st Century dates from 20th Century dates. These date code fields are required to distinguish 21st Century dates from 20th Century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The ability of a complete system or device in which a Product is embedded, to operate correctly for an end-user depends in part on the year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company, over which the Company has no control.

    State of Readiness. The Company's Year 2000 Readiness Plan addresses year 2000 issues relating to the products made by the Company and the Company's internal and external IT and non-IT operating systems, including the Company's Manufacturing Resource Planning(MRP)/Accounting system and manufacturing equipment. The Company's Year 2000 Readiness Team is responsible for implementing and executing the Plan which has been developed to provide a centralized control and monitoring system for the strategic planning, date critical scheduling and execution of the Company's year 2000 readiness efforts. The Plan has been structured into the following Phases: Awareness, Inventory, Assessment, Remediation, Testing/Validation, Cost Analysis, Dissemination/Implementation and Contingency Planning.

         Each Phase addresses the products made by the Company and the Company's own operating systems and the systems of its material customers, vendors, suppliers and third party providers as well as the products, components and services which they provide to the Company. Plan status: Phase I - Awareness, 100% complete, Phase II - Inventory, 100% complete, Phase III - Assessment of products, 100% complete; Assessment of operating systems approximately 90% complete, Phase IV -Remediation of products, 100% complete; Remediation of operating systems and Testing/Validation, Dissemination/Implementation and Contingency Planning have reached varying levels of completion.

         The Company has completed its evaluation of its payroll, MRP/Accounting systems and its SMT manufacturing equipment. The software supplier for the Company's automated payroll system has informed the Company that the software application is Y2K compliant and has provided the Company with a copy of their year 2000 testing results. New information has been received indicating that the Company's MRP/Accounting system is not fully Y2K compliant. As a result of this information, the upgrade for the MRP/Accounting system which the Company had already purchased to meet other business needs and which was planned for implementation during the last quarter of the year, has been advanced in scheduling for implementation during the third quarter of the year. The accelerated implementation will not financially impact the Company. The Company has remediated its SMT manufacturing equipment which is now undergoing post-remediation testing/validation. There can be no assurance that the failure of the Company to upgrade its MRP/Accounting system, prior to the year 2000, will not have a material adverse effect on the Company's business, results of operations and financial condition.

         In relation to the Company's other operating systems, the Company may rely, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. The Company is in the process of reviewing the responses they have received, to date, to the questionnaires which were circulated to vendors, third party providers and customers with whom the Company has material relationships to obtain information relating to the year 2000 compliance of their products/services and operating systems. The Company has received a significant number of responses from these business partners, however, until the Company receives the remaining responses to these questionnaires, it will not be able to effectively evaluate the total remediation efforts which will be required with respect to its IT operating systems or non-IT operating systems. There is no assurance that such business partners will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

         The Company has completed the Inventory, Assessment, Remediation, Testing/Validation and Dissemination phases for products sold since 1995 and introduced on an on-going basis since that time. The majority of Company products are covered under five-year warranties, therefore, 1995 was selected to cover the warranty period. Products identified, to date, as having operational issues associated with year 2000 compliance have been remediated through software application upgrades, software patches or software replacement. The Company's Web page has been utilized to disseminate the remediation information and to provide the downloads for the software upgrades and patches. The Company will continue to evaluate its products as we prepare to move into the new millennium. In the event other product performance issues associated with the year 2000 are identified, an appropriate remediation plan will be implemented. Due to the evolving process of identifying product issues as those issues become known and any resulting requirements for remediation, we are unable, at this time, to determine the full financial impact on the Company for the remediation of its products. There can be no assurance that year 2000 product performance issues will not have a material adverse effect on the Company's financial condition and results of operations.

    Costs. To date, the Company has identified approximately $205,000, of which $1,000 has been expended, in necessary costs to bring its operating systems into year 2000 compliance. Reflected within these expenditures is the cost for the accelerated installation, to afford a solution to year 2000 capability issues, of new software and hardware which had, in the normal course of business, been scheduled for implementation at a later date. Year 2000 Project administration and overhead costs are expected to total approximately $105,000, of which $48,000 has been expended to date. The Company has also expended $75,000 on software development and testing for product remediation. In most cases, where remediation is achieved by software replacement, more than one option is available to the customer. Therefore, it is difficult, at this time, to determine the replacement costs which the Company will incur, however, it is estimated that the cost will not exceed $50,000. At this time the Company does not possess all the information necessary to estimate the full potential financial impact of year 2000 compliance issues relating to its products, its IT-Systems, non-IT Systems, its vendors, its customers, and other parties. There can be no assurance that year 2000 performance issues, of products or operating systems, including the effect of a year 2000 business disruption, will not have a material adverse effect on the Company's financial condition and results of operations.

    Contingency Plan. The Company has targeted the end of the third quarter as the completion date for developing year 2000-specific contingency plans for operating systems which have been designated as "Mission Critical". In addition, if further year 2000 compliance issues are discovered, the Company then will evaluate the need for one or more contingency plans relating to such issues.

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

    Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 49% of net sales in 1998 and 29% of net sales for the six months ended June 30, 1999. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

    The Company's three largest wholesale distributors accounted for approximately 32% of the Company's net sales in 1998 and 32% of net sales for the six months ended June 30, 1999. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors.

      During the third quarter of 1998, the Company improved the distribution of Boca Research branded products by leveraging the strong retail position of its Global Village line of modems. Direct sales to the retail channel were 7% of net sales in 1998 and 15% of net sales for the six months ended June 30, 1999.

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

    Dependence on Custom Manufacturing Sales. Custom manufacturing sales accounted for approximately 18% and 3% of the Company's net sales for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. The contract manufacturing industry is intensely competitive and the level and timing of orders placed by the Company's contract manufacturing customers is highly variable. As a result, there can be no assurance that the Company will continue to successfully provide custom manufacturing services. The inability of the Company to successfully maintain its custom manufacturing services could adversely affect the Company's business, results of operations or financial condition.

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

PART II.

                               BOCA RESEARCH, INC.
                                OTHER INFORMATION

Items 1-3.     Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

                    There were no matters submitted to a vote of security
                     holders during the quarter ended June 30, 1999.

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



Dated:  August 16, 1999              /s/ Anthony F. Zalenski
                                     -----------------------
                                     Anthony F. Zalenski
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Dated:  August 16, 1999              /s/ Robert P. Heinlein
                                     ----------------------
                                     Robert P. Heinlein
                                     Vice President of Finance
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

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

                               BOCA RESEARCH, INC.

                   EXHIBIT 11 - CALCULATION OF SHARES USED IN
                        DETERMINING NET INCOME PER SHARE
                                   (Unaudited)


                                  June 30, 1999

                                                            Three Months Ended                 Six Months Ended
                                                               June 30, 1999                     June 30, 1999
                                                               -------------                     -------------
Shares outstanding at January 1, 1999.........................     8,756,487                         8,756,487
Shares issued January 1, 1999 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................        20,643                            20,643
Shares issued in connection with a
  non-qualified stock option plan.............................        18,443                             9,805
Shares issued May 28, 1999 to
  Infomatec Integrated Information
  Systems AG..................................................       653,086                           328,347
                                                                   ---------                         ---------
Weighted average shares
  outstanding.................................................     9,448,659                         9,115,282
                                                                   =========                         =========


                                  June 30, 1998


                                                            Three Months Ended                 Six Months Ended
                                                               June 30, 1998                    June 30, 1998
                                                               -------------                    -------------


Shares outstanding at January 1, 1998.........................     8,725,079                        8,725,079
Shares issued January 1, 1998 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................        16,578                           16,578
                                                                   ---------                        ---------
Weighted average shares
  outstanding.................................................     8,741,657                        8,741,657
                                                                   =========                        =========