Form 10-Q
period 1999-09-30
BOCA RESEARCH INC
filed 1999-11-15
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                      The quarter ended September 30, 1999

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
  executive offices)                                     (Zip Code)

                                 (561) 997-6227
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
        Class                                                November 12, 1999
        -----                                                   ------------
  Common stock, par value                                        11,459,627
      $.01 per share

                               BOCA RESEARCH, INC.
               Form 10-Q For The Quarter Ended September 30, 1999

                                      INDEX
                                                                         Page
                                                                         ----
Part I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
           (unaudited) as of September 30, 1999 and
           December 31, 1998....................................           3

          Condensed Consolidated Statements of
           Operations (unaudited) for the three and nine months
           ended September 30, 1999 and 1998 ...................           4

          Condensed Consolidated Statements of
           Cash Flows (unaudited) for the nine
           months ended September 30, 1999 and 1998 ............           5

          Notes to Condensed Consolidated
           Financial Statements (unaudited) ....................           6

        Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations ..................................           11

Part II. OTHER INFORMATION

        Items 1-3. Not applicable ..............................           23

        Item 4.    Submission of Matters to a Vote of
                    Security Holders ...........................           23

        Item 5.    Other Information ...........................           23

        Item 6.    Exhibits and Reports on Form 8-K ............           24

        Signatures .............................................           25

PART I.  Item 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands except share data)

                                                                                    (Unaudited)
                                                                                   September 30,     December 31,
                                                                                        1999             1998
                                                                                  ---------------  ----------------
                                     ASSETS
Current assets:
  Cash and cash equivalents...................................                    $    14,698         $    6,959
  Trade receivables, net......................................                          5,863             11,549
  Inventory, net..............................................                          5,215              9,246
  Prepaid expenses and other current assets...................                          1,174                637
  Prepaid and deferred income taxes...........................                             --              2,051
                                                                                   ----------            -------
    Total current assets......................................                         26,950             30,442
Property and equipment, net...................................                          3,013              3,874
Goodwill and other intangible assets..........................                          3,728              4,804
Other assets..................................................                            731                622
                                                                                   ----------          ---------
        Total assets..........................................                    $    34,422         $   39,742
                                                                                   ==========          =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................                    $     4,152         $    6,804
  Notes payable...............................................                             --              2,800
  Deferred revenue............................................                            586                 --
  Accrued expenses and other current liabilities..............                          3,613              4,037
                                                                                   ----------          ---------
    Total current liabilities.................................                          8,351             13,641
                                                                                   ----------          ---------
Deferred revenue..............................................                             42                 --
                                                                                   ----------          ---------

Stockholders' equity:
  Common stock, 25,000,000 $.01 par value shares authorized,
   11,451,293 issued and outstanding at September 30, 1999,
   8,756,487 issued and outstanding at December 31, 1998......                            115                 87
  Additional paid-in capital..................................                         39,419             26,045
  Accumulated deficit.........................................                        (13,505)               (31)
                                                                                   ----------          ---------
    Total stockholders' equity................................                         26,029             26,101
                                                                                   ----------          ---------
      Total liabilities and stockholders' equity..............                    $    34,422         $   39,742
                                                                                   ==========          =========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                             Three  Months                      Nine Months
                                                           Ended September 30,              Ended September 30,
                                                           --------------------             --------------------
                                                           1999            1998             1999            1998
                                                           ----            ----             ----            ----
Net sales........................................        $ 7,719        $ 22,789         $ 27,167        $ 51,615
Cost of goods sold...............................          7,496          19,221           24,404          51,227
                                                          ------          ------           ------          ------
     Gross profit ...............................            223           3,568            2,763             388
                                                          ------           -----           ------          ------
Operating expenses:
     Research and development....................            849             872            2,823           2,105
     Selling, general and administrative.........          4,429           4,880           13,733          10,803
     In-process research and development.........             --              --               --           2,800
                                                          ------         -------           ------          ------
     Total operating expenses....................          5,278           5,752           16,556          15,708
                                                          ------           -----           ------          ------
Loss from operations.............................         (5,055)         (2,184)         (13,793)        (15,320)
Non-operating income.............................            223             169              326             541
                                                          ------         -------           ------          ------
Loss before income taxes ........................         (4,832)         (2,015)         (13,467)        (14,779)
Income taxes ....................................              1              --                7              --
                                                          ------        --------           ------          ------
Net loss.........................................        $(4,833)      $  (2,015)        $(13,474)       $(14,779)
                                                          ------        --------          -------         -------
Net loss per share (Basic and Diluted)...........        $ (0.45)      $   (0.23)        $  (1.39)       $  (1.69)
                                                          ------        --------          -------         -------
Weighted average
  shares outstanding.............................         10,764           8,756            9,671           8,747
                                                          ======           =====            =====           =====

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                           Nine Months
                                                                                       Ended September 30,
                                                                                       -------------------
                                                                                      1999             1998
                                                                                      ----             ----
Cash provided by (used in):
Operating activities:
  Net loss................................................                       $  (13,474)      $  (14,779)
  Adjustments for non-cash charges........................                            2,209            5,612
  Changes in assets and liabilities.......................                            8,768           10,984
                                                                                  ---------        ---------
    Net cash provided by (used in) operating activities...                           (2,497)           1,817
                                                                                  ---------        ---------
Investing activities:
  Cash paid for acquisition...............................                          ( 2,800)          (4,580)
  Capital expenditures....................................                             (365)            (244)
                                                                                  ---------        ---------
    Net cash used in investing activities.................                           (3,165)          (4,824)
Financing activities - Issuance of common stock ..........                           13,401              130
                                                                                  ---------        ---------
Net increase (decrease) in cash and cash equivalents......                            7,739           (2,877)
Cash and cash equivalents, beginning of period............                            6,959            8,205
                                                                                  ---------        ---------
Cash and cash equivalents, end of period..................                       $   14,698       $    5,328
                                                                                  =========        =========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operations and its cash flows for the three and nine month periods ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1998. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

Supplemental Cash Flow Information

        Net cash refunds of income taxes were approximately $2,044,000 and $7,162,000 in the nine month periods ended September 30, 1999 and 1998, respectively. Interest expense of $185,000 was paid in the first nine months of 1999.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and nine months ended September 30, 1999 and 1998, and net loss is the only component of comprehensive income (loss) for such periods.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Current Assets

        Trade receivables are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                   September 30,    December 31,
                                                       1999             1998
                                                       ----             ----
Trade receivables.............................     $  9,824         $ 16,241
Allowance for sales returns, allowances and
 price protection.............................       (1,920)          (2,161)
Allowance for doubtful accounts...............       (2,041)          (2,531)
                                                    -------          -------
                                                   $  5,863         $ 11,549
                                                    =======          =======


        Included in the accounts receivable balance is $50,000 in receivables from PowerTel Boca Pvt., Ltd. ("PowerTel") a joint venture in India in which the Company has a 20% ownership interest. Sales to this related party in the first nine months of 1999 and 1998 were approximately $72,000 and $252,000, respectively. The Company has agreed to payment terms of 180 days for PowerTel.

        During the first quarter of 1999, the Company charged off an accounts receivable balance of approximately $406,000 from LocalNet Communications, Inc. In addition, the Company wrote off its investment of $150,000 in LocalNet Communications, Inc.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                   September 30,    December 31,
                                                       1999             1998
                                                       ----             ----
Raw materials..........................             $ 4,366          $ 8,024
Work in process........................               1,550            3,133
Finished goods.........................               2,584            1,339
Inventory reserves.....................              (3,285)          (3,250)
                                                     ------           ------
                                                    $ 5,215          $ 9,246
                                                     =======          ======

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Property and Equipment

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $12,774,000 at September 30, 1999 and $13,161,000 at December 31, 1998.

Deferred Revenue

        There are two components comprising deferred revenue as of September 30, 1999. Each component is described below.

        Revenue related to the providing of engineering services is recognized as the work is performed, using the percentage of completion method. During the first nine months of 1999, revenue of approximately $606,000 was recognized with respect to such engineering services and has been included in net sales. Related costs including labor and direct expenses have been included in the cost of goods sold.

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

Line of Credit

       The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of September 30, 1999 and December 31, 1998.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Commitments and Contingencies

         The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc., allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's cost of defense and settlement of the PhoneTel suit, in the amount of $327,000. Management at the Company is evaluating the claim, but does not presently believe the claim will have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

Stockholders' Equity

        During the nine month period ended September 30, 1999, 246,685 shares were issued in connection with the exercise of options granted under the Company's stock purchase and option plans. The aggregate proceeds received from these exercises were approximately $679,000.

        On May 28, 1999, Infomatec Integrated Information Systems AG ("Infomatec"), an Internet software company located in Augsburg, Germany purchased 1,747,965 newly issued shares, or approximately 19.9% of the Company's then outstanding common stock, at a purchase price of $4.58 per share. Net proceeds from the issuance were approximately $7,782,000. Under the Stock Purchase Agreement, Infomatec, agreed to grant stock options to members of the Company's existing management to purchase from Infomatec 270,000 shares of the Company's common stock at an option strike price of $4.58 per share, subject to approval by the Company's shareholders. At the Annual Meeting of Shareholders on August 16, 1999, the vote to approve these stock options was not passed.

        On September 24, 1999, National Semiconductor Corporation, a Company based in Santa Clara, California, purchased 691,085 newly issued shares, or approximately 6.4% of the Company's then outstanding common stock, at a purchase price of $7.24 per share. Net proceeds from the issuance were approximately $4,903,000.

Stock Option Plan

        During the nine month period ended September 30, 1999, the Company granted options to purchase 222,500 shares at prices ranging from $ 3.22 to $
7.44 to both new and existing employees and 208,329 stock options were canceled.

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

        As an aid to reviewing the Company's results of operations for the three and nine month periods ended September 30, 1999 and 1998, the following table sets forth the financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                   Three Months                         Nine Months
                                                Ended September 30,                  Ended September 30,
                                                -------------------     Percent      -------------------         Percent
                                                 1999         1998      Change        1999         1998          Change
                                                 ----         ----      ------        ----         ----          ------
Net sales...................................    100.0 %      100.0 %    (66.1) %      100.0 %      100.0 %       (47.4) %
Cost of goods sold..........................     97.1         84.3      (61.0)         89.8         99.2         (52.4)
                                                 ----         ----                     ----         ----
    Gross profit............................      2.9         15.7      (93.8)         10.2          0.8         612.1
                                                 ----         ----                     ----         ----
Operating expenses:
  Research and development..................     11.0          3.8       (2.6)         10.4          4.1          34.1
  Selling, general and administrative.......     57.4         21.4       (9.2)         50.6         20.9          27.1
  In-process research & development.........      0.0          0.0        *             0.0          5.4        (100.0)
                                                 ----         ----                     ----         ----
    Total operating expenses................     68.4         25.2       (8.2)         61.0         30.4           5.4
                                                 ----         ----                     ----         ----
Loss from operations........................    (65.5)        (9.5)     131.5         (50.8)       (29.6)        (10.0)
Non-operating income .......................      2.9          0.7       32.0           1.2          1.0         (39.7)
                                                 ----         ----                     ----         ----
Loss before income taxes ...................    (62.6)        (8.8)     139.8         (49.6)       (28.6)         (8.9)
Income taxes ...............................      0.0          0.0        *             0.0          0.0           *
                                                 ----         ----                     ----         ----
Net loss....................................    (62.6) %      (8.8) %   139.9  %      (49.6) %     (28.6) %       (8.8) %
                                                 ====         ====                     ====         ====

*  Not meaningful

Results of Operations

        Net Sales. The Company's net sales decreased by 66.1% to $7,719,000 in the three months ended September 30, 1999 from $22,789,000 in the three months ended September 30, 1998. For the nine months ended September 30, 1999, net sales decreased by 47.4% to $27,167,000 from $51,615,000 for the comparable period in 1998. The sales decrease in the three and nine month periods ended September 30, 1999 over the comparable period in 1998 is shown below by product category. Included in the data communications product category below is net sales of $3,492,000 and $11,013,000 of Global Village branded product for the three months and nine months ended September 30, 1999, respectively. Net sales of Global Village branded product during the period from June 18 to June 30, 1998 were $1,434,000 and net sales during the third quarter of 1998 were $12,418,000. The Company acquired the modem business of Global Village Communication, Inc. as of June 18, 1998. The addition of the Global Village brand extended Boca Research's customer base in the Macintosh(R) market with the #1-selling modems for Macs(R). Net sales by product category were as follows:

                                                                  Three Months                      Nine Months
                                                               Ended September 30,              Ended September 30,
                                                               -------------------              -------------------
                                                                1999          1998               1999         1998
                                                                ----          ----               ----         ----
                                                                   (In Millions)                    (In Millions)
                                                                   -------------                    -------------
Data Communications...........................................   $  6.1       $  18.4            $ 21.5     $ 33.1
Custom Manufacturing..........................................       --           2.4               0.5       11.3
Networking....................................................       --           0.4               0.4        1.3
Video Graphics................................................       --           0.2               0.1        0.7
I/O, IDE, & Multiport........................................       1.2           1.1               3.0        3.6
Video Conferencing............................................       --            --               0.3        0.2
Internet Access Device, Thin Client...........................      0.2           0.3               0.8        1.4
Engineering Services..........................................      0.2            --               0.6         --
                                                                  -----         -----             -----      -----
                                                                 $  7.7        $ 22.8            $ 27.2     $ 51.6
                                                                  =====         =====             =====      =====


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

     With respect to the Global Village branded product, net sales decreased to $3,492,000 in the third quarter of 1999 as compared to net sales of $12,418,000 in the third quarter of 1998. The $12,418,000 in net sales during the third quarter of 1998 included sales to Apple Computer, Inc. ("Apple") of $5,128,000. There were no significant sales to Apple during the nine months ended September 30, 1999. During January 1999, Apple introduced its new line of Power Macintosh G3 computers, which negatively impacted sales of the Company's existing Global Village modems. In fact, because of the introduction of the Universal Serial Bus interface, no modems were available for the Power Macintosh G3 computers until Boca Research began shipping the Global Village TelePort Internal 56K fax/modem in the second half of February. From April 2 through June 27, 1999, Apple offered purchasers of a qualifying Power Macintosh G3 computer the option of choosing either a 56K internal modem or an internal Zip drive at no additional cost. The Company believes that the Apple promotion had a negative impact on sales of Global Village branded modems during the second and third quarters of 1999. The Apple promotion has resulted in pricing and inventory issues in the Global Village modem business, which are expected to continue to negatively impact operations in the fourth quarter of 1999.

     In 1998, the Company continued to provide custom manufacturing to increase the utilization of its manufacturing facilities. Because the gross margin for custom manufacturing has historically been low, the Company plans to decrease its emphasis on this area. Sales in this category in 1998 represented 18% of net sales. For the nine months ended September 30, 1999 sales in this category represented 2% of net sales.

     International sales were approximately $.8 million for the three months ended September 30, 1999 compared to $5.1 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999 international sales were approximately $3.4 million compared to $9.9 million for the nine months ended September 30, 1998, due to the foregoing factors.

         Gross Profit . Gross profit was $223,000 for the three months ended September 30, 1999 as compared to $3,568,000 for the three months ended September 30, 1998 and decreased as a percentage of net sales to 2.9% in the three months ended September 30, 1999 from the 15.7% in the three months ended September 30, 1998. For the nine months ended September 30, 1999 gross profit increased to $2,763,000 from $388,000 in the nine months ended September 30, 1998. Gross profit as a percentage of net sales increased to 10.2% for the nine months ended September 30, 1999 from 0.8% for the nine months ended September 30, 1998. The gross profit percentage is being affected by low utilization of the Company's manufacturing facilities and aggressive channel pricing to reduce channel inventories as well as inventory write-downs of $931,000 and $1,852,000 recorded in the three months and nine months ended September 30, 1999, respectively. In the three and nine month periods ended September 30, 1999 the Company's gross profit was impacted by net sales of $3,492,000 and $11,013,000, respectively, of Global Village branded products, which have higher gross margins associated with them as compared to sales of Boca Research branded products.

     The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs and manufacturing efficiencies and capacity utilization. In addition, gross profit margins on product categories differ. In particular, custom manufacturing is typically a low profit margin business. Accordingly, the Company's gross profit has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. There will be circumstances, which management currently anticipates will occur in the fourth quarter, in which the Company accepts lower margin sales for purposes such as to reduce inventories, and to utilize manufacturing capacity.

         Research and Development Expenses. Research and development expenses decreased to $849,000 in the three months ended September 30, 1999 from $872,000 in the three months ended September 30, 1998. This represents an increase in research and development expenses as a percentage of net sales to 11.0% for the three months ended September 30, 1999 from 3.8% for the three months ended September 30, 1998. Research and development expenses increased to $2,823,000 for the nine months ended September 30, 1999 from $2,105,000 in the nine months ended September 30, 1998. This represents an increase in research and development expenses as a percentage of net sales to 10.4% for the nine months ended September 30, 1999 from 4.1% for the nine months ended September 30, 1998. Research and development expenses increased in the nine months ended September 30, 1999 versus the comparable period in 1998 primarily as the result of the acquisition of the modem business of Global Village. In addition, the Company is placing more emphasis on research and development and currently anticipates that research and development expenses in 1999 may be greater than such expenses in 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,429,000 in the three months ended September 30, 1999 from $4,880,000 in the three months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 57.4% in the three months ended September 30, 1999 from 21.4% in the three months ended September 30, 1998. Selling, general and administrative expenses increased to $13,733,000 in the nine months ended September 30, 1999 from $10,803,000 in the nine months ended September 30, 1998. Selling, general and administrative expenses as a percentage of net sales increased to 50.6% in the nine months ended September 30, 1999 from 20.9% in the nine months ended September 30, 1998. Selling, general and administrative expenses increased in the nine months ended September 30, 1999 versus the comparable period in 1998 primarily as the result of the acquisition of the modem business of Global Village. The Company's expenses for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 were $1,020,000 higher for advertising and marketing programs, $690,000 higher for technical support, $320,000 higher for trade shows, $270,000 higher for amortization of intangibles, and $150,000 higher for the write-off of the Company's investment in LocalNet Communications, Inc.

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

Liquidity and Capital Resources

     In the nine months ended September 30, 1999, the Company's working capital increased by $1,798,000 from December 31, 1998. This increase was represented by increases in cash of $7,739,000, prepaid expenses and other current assets of $537,000 and a decrease in current liabilities of $5,290,000; offset by decreases in inventories of $4,031,000, trade receivables of $5,686,000 and prepaid and deferred income taxes of $2,051,000. The Company's operations used cash of $2,497,000 for the nine months ended September 30, 1999. The Company does not anticipate that it will be profitable in the fourth quarter of 1999 and this would negatively impact the generation of cash from operations for the fourth quarter of 1999. During the nine months ended September 30, 1999, the Company had positive net cash flows of approximately $2.0 million from refunded federal income taxes, approximately $7.8 million net proceeds for issuance of 1,747,965 shares of its common stock to Infomatec Integrated Information Systems AG, and approximately $4.9 million net proceeds for issuance of 691,085 shares of its common stock to National Semiconductor Corporation.

     The Company entered into a two-year secured revolving line of credit agreement on November 9, 1998, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. The interest rate during the first year of the agreement is 1% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of September 30, 1999 and December 31, 1998.

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

Year 2000 Matters

     The "Year 2000 Problem" refers to the fact that many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and are unable to distinguish 21st Century dates from 20th Century dates. These date code fields are required to distinguish 21st Century dates from 20th Century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The ability of a complete system or device, in which a Product is embedded, to operate correctly for an end-user, depends in part on the year 2000 compliance of the system's other components, most of which are supplied by parties other than the Company, over which the Company has no control.

         State of Readiness. The Company's Year 2000 Readiness Plan addresses year 2000 issues relating to the products made by the Company, the Company's Information Systems and internal/external IT and non-IT operating systems, including the Company's facilities, Automated Payroll system, Manufacturing Resource Planning (MRP)/Accounting system and SMT manufacturing equipment. The Company's Year 2000 Readiness Team is responsible for implementing and executing the Plan which has been developed to provide a centralized control and monitoring system for the strategic planning, date critical scheduling and execution of the Company's year 2000 readiness efforts. The Plan has been structured into the following Phases: Awareness, Inventory, Assessment, Remediation, Testing/Validation, Dissemination/Implementation and Contingency Planning. Each Phase addresses the products made by the Company and the Company's own facilities and operating systems (IS, IT and non-IT) and the facilities and operating systems (IS, IT non-IT) of its material customers, vendors, suppliers and third party providers as well as the products, components and services which they provide to the Company.

         The Company's Year 2000 progress is formally monitored by an independent third-party consulting firm which has been retained to evaluate the status of the Company's Y2K initiative as measured against the objectives and timetables identified in its Year 2000 Readiness Plan. The consulting firm indicated in their last report to the Board of Directors dated September 13, 1999, that the Company is on schedule with their year 2000 activities. The Company's management believes that they will continue on schedule. However, the Company's ability to remain on schedule is primarily dependent upon the software vendor's adherence to the Plan's timeline for the delivery of an upgraded MRP interactive Return Materials Authorization (RMA) system. The upgraded system is scheduled for installation and implementation during the week of November 15. A Contingency Plan has been developed for the RMA system, therefore, should the remediation not be completed prior to the Year 2000, the Contingency Plan will be invoked. The Company's MRP/Accounting system has been upgraded to the manufacturer's latest version for Year 2000 compliance. The Company's SMT manufacturing equipment has been remediated and successfully undergone post-remediation testing. The Company's facilities, including safety and security operating systems, have been remediated and tested, where testing is possible, for year 2000 compliance.

         Plan status: Phase I - Awareness, 100% complete, Phase II - Inventory, 100% complete, Phase III Assessment, 100% complete, Phase IV - Remediation of products, 100% complete; Remediation of operating systems, 95% complete, Phase V
- Testing of products, 100% complete; Testing of operating systems, 90% complete, Phase VI - Dissemination of product remediation, 100% complete; Implementation of remediated operating systems, 90% complete, Phase VII - Contingency Planning, 100% complete.

         The Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. The Company has completed its review of the responses it has received to the questionnaires which were circulated to these service providers, vendors, third party providers and customers with whom the Company has material relationships to obtain information relating to the year 2000 compliance of their products/services, facilities and operating systems. Based on the fact that any year 2000 related performance problems, which may occur within these Companies, are outside of the control of Boca Research, contingency plans, where feasible, have been developed for each of these business partners which the Company considers to be Mission Critical "1" or "2" and in some instances, the Company has elected to replace vendors or systems. However, despite the precautionary actions which the Company has taken, there can be no assurance that the Company's business partners will not suffer a year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

         Costs. A cost analysis was performed during each phase of the Company's Year 2000 Readiness Plan and the identified costs were budgeted and reported to Executive Management and the Board of Directors, which includes the members of the Audit Committee. This information was last updated and reported on October
11. An updated report reflecting the information below is scheduled for presentation to the Board of Directors and the Audit Committee on November 15.

         To date, the Company has identified an estimated total cost of approximately $460,016, of which $252,765 has been expended, for the Company's Year 2000 initiative to bring its operating systems and products into year 2000 compliance. Funds identified but not yet expended, which are included in the $460,016 total, are: $52,000 for customized RMA software code development and $32,000 for a Tech Support database upgrade. Other IS and IT hardware and software costs are estimated to reach $133,000 with $94,264 having been expended to date. Reflected within these expenditures is the cost for the accelerated installation, to afford a solution to year 2000 capability issues, of new software and hardware which had, in the normal course of business, been scheduled for implementation at a later date. Year 2000 Project administration and overhead costs, which to date total $75,000, are expected to account for approximately $105,000 of the $460,016. The fees charged by the third-party consulting firm to periodically audit the Company's Year 2000 status and to design a database to facilitate project management for the remediation of operating systems are included in the $105,000 estimated Project Administration costs. The Company has also expended $75,000 on software development and testing for product remediation. In most cases, where remediation is achieved by software replacement, more than one option is available to the customer. Therefore, it is difficult, at this time, to determine the replacement costs that the Company will incur, however, it is estimated that the cost will not exceed $50,000. Costs for various other small projects are included within the total estimated cost of $460,016. There can be no assurance that year 2000 performance issues, of products or operating systems, particularly any issues which are undiscovered at this time, including the effect of a year 2000 business disruption, will not have a material adverse effect on the Company's financial condition and results of operations.

         The Company will continue to evaluate its products and operating systems as it prepares to move into the new millennium. The Company will also continue to monitor the Y2K Web pages of the vendors of the software applications, which the Company uses in its operating systems, to identify and implement any final updates required for Year 2000 compliance. In the event year 2000 related product or operating systems performance issues, which are unknown at this time, are identified, an appropriate remediation plan will be implemented. Due to the evolving process of identifying product and operating systems issues, as those issues and any resulting requirements for remediation become known, we are unable, at this time, to determine the full financial impact on the Company should additional remediation be required. While contingency plans have been developed for each operating system designated Mission Critical "1" or "2", there can be no assurance that year 2000 issues will not have a material adverse effect on the Company's financial condition and results of operations.

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

         Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 49% of net sales in 1998 and 28% of net sales for the nine months ended September 30, 1999. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

    The Company's three largest wholesale distributors accounted for approximately 32% of the Company's net sales in 1998 and 38% of net sales for the nine months ended September 30, 1999. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors.

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

      During the third quarter of 1998, the Company improved the distribution of Boca Research branded products by leveraging the strong retail position of its Global Village line of modems. Direct sales to the retail channel were 7% of net sales in 1998 and 14% of net sales for the nine months ended September 30, 1999.

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

         Dependence on Custom Manufacturing Sales. Custom manufacturing sales accounted for approximately 18% and 2% of the Company's net sales for the year ended December 31, 1998 and the nine months ended September 30, 1999, respectively.

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

PART II.

                               BOCA RESEARCH, INC.
                                OTHER INFORMATION

Items 1-3.      Not applicable.

Item 4.         Submission of Matters to a Vote of Security Holders

                At the Annual Meeting of Stockholders of the Company held on August 16, 1999, (i) the Company's nominees for directors to serve until the 2000 Annual Meeting of Stockholders were elected and (ii) the stockholders approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares covered thereby from a fixed number of 1,700,000 to such number as shall always be equivalent to 26% of the then issued and outstanding Common Stock of the Company and (iii) the stockholders did not approve the granting of Management Retention Options by Infomatec Integrated Information Systems AG.

With respect to the election of the Directors, the voting was as follows:

   Nominee                  For         Against  Withheld
   -------                  ---         -------  --------
Blaine E. Davis           9,631,072        0      585,204
Karl Gruns                9,650,142        0      566,134
Robert W. Ferguson        9,629,475        0      586,801
Edward Will               9,642,496        0      573,780
H. Ric Luhrs              9,621,642        0      594,634
Gerhard R. Harlos         9,635,262        0      581,014
Joseph M. O'Donnell       9,635,996        0      580,280
Arthur R. Wyatt           9,632,972        0      583,304
Alexander Haefele         9,647,942        0      568,334

With respect to the amendment to the Company's 1992 Stock Option Plan, the voting was as follows:

For             Against             Withheld       Non-Voted
4,601,451       1,613,443           272,902        3,728,480

With respect to the granting of the Management Retention Options by Infomatec Integrated Information Systems AG, the voting was as follows:

For             Against             Withheld       Non-Voted
2,668,526       2,784,681           1,280,599      3,482,470

Item 5. Other information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             10.22 Employment agreement dated as of August 1, 1999, between
                    Robert P. Heinlein and the Company.

             11    Calculation of shares used in determining earnings per share.

        (b)  Reports on Form 8-K

                   On September 27, 1999, the Company filed a Current Report on
                    Form 8-K to report that the Company had entered into and closed on an agreement with respect to the purchase of 691,085 newly issued shares by National Semiconductor Corporation, at a purchase price of $7.24 per share, for an aggregate purchase price of approximately $5.0 million in cash.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  November 12, 1999                 /s/ Anthony F. Zalenski
                                          -----------------------
                                              Anthony F. Zalenski
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Dated: November 12, 1999                  /s/ Robert P. Heinlein
                                          ----------------------
                                              Robert P. Heinlein
                                          Vice President of Finance
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS
                                                                          Page
                                                                          ----

Exhibit 10.22     Employment agreement dated as of August 1, 1999,
                   between Robert P. Heinlein and the Company.              27

Exhibit 11        Calculation of shares used in determining
                   earnings per share                                       34

Exhibit 10.22


                              EMPLOYMENT AGREEMENT

         This Agreement is made as of the _____ day of _____________, 1999, between Boca Research, Inc., a Florida corporation (the "Company"), and Robert Heinlein (the "Employee").

                                    RECITALS

         WHEREAS, the Company desires to employ the Employee as Chief Financial Officer of the Company, and the Employee desires to serve as Chief Financial Officer of the Company, on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, each intending to be legally bound hereby, agree as follows:

         1. Employment. The company hereby employs the Employee as the Chief Financial Officer of the Company, and the Employee accepts such employment for the term of employment specified in Section 3 below (the "Employment Term"). During the Employment Term, the Employee shall, subject to the direction of the President and Chief Executive Officer of the Company, oversee and direct the financial operations of the Company and perform such other duties as may from time to time be assigned to him by the President and Chief Executive Officer.

         2. Performance. The Employee agrees to devote his best efforts and all of his business time to the performance of his duties hereunder during the Employment Term.

         3. Employment Term. The Employment Term shall begin on August 1, 1999, and shall continue until terminated in accordance with the terms of this Agreement (the "Employment Term").

         4. Compensation.

                  (a) Salary. During the Employment Term, the Company shall pay the Employee a base salary, payable in equal bi-weekly installments, subject to withholding and other applicable taxes, at an annual rate of One Hundred Forty-four Thousand and no/100 Dollars ($144,000.00).

                  (b) Insurance; Other Benefits. The Employee shall be entitled to participate in all employee benefit plans now existing or hereinafter established by the Company, including, but not limited to, medical/dental insurance plans, group life and disability insurance plans, 401(k) Plan, pension, profit sharing or bonus plans, Employee Stock Purchase Plan, and any other employee benefit plan or arrangement made available to executive officers of the Company. For the purpose of determining Long Term Disability and Life Insurance benefits the Employee's base compensation shall be equal to his base salary.

                  (c) Vacation. The Employee shall be entitled to take paid vacation during each calendar year of the Employment Term as provided for in the Company's personnel policy as it exists from time to time, to be taken at such time or times as shall be mutually convenient and consistent with his duties and obligations to the Company.

                  (d) Stock Options. The Company hereby grants to the Employee the option to purchase all or any part of an aggregate of 22,500 shares of common stock of the Company, at a purchase price as of July 30, 1999, subject to the following vesting schedule:


  Cumulative Number of
Shares for Which Option
  Will be Exercisable            Date of Vesting
  -------------------            ---------------
         7,500                   On the first anniversary of the date of grant

        15,000                   On the second anniversary of the date of grant

        22,500                   On the third anniversary of the date of grant,

and further subject to the terms, conditions and provisions of the 1992 Employee Stock Option Plan and subject to such conditions as are established in the Stock Option Agreement to be approved by the Compensation Committee.

                  Notwithstanding the foregoing, the vesting of all of the Employee's existing options will automatically accelerate and become fully vested immediately upon a "Change of Control." "Change of Control," for purposes of this Agreement, shall mean the occurrence of any of the following events:

                           i) any merger or consolidation of the Company with
any other persons in which the Company is not the surviving company,

                           ii) any sale of all or of substantially all of the
assets of the Company to any other person resulting in the Company leaving the telecommunications industry,

                           iii) the acquisition by any person of 40% or more of
the outstanding voting stock of the Company, or

                           iv) the election of any directors of the Company if
such directors were not nominated for election as directors by the Board of Directors of the Company and if such directors constitute a majority of all of the members of the Board of Directors of the Company.

         5. Expenses. The Employee shall be reimbursed by the Company for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with the policies established by the Board of Directors from time to time and upon receipt of appropriate documentation.

         6. Agreement Not to Compete. The Employee agrees that during the Employment Term and any Subsequent Employment Term and during the Non-Competition Period (defined below) he will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market). The "Non-Competition Period" shall mean the period ending one year after either (a)the termination of his employment hereunder by the Company , provided that the Company continues to comply with its obligations under Section 8(b) hereof during such one year period, or (b)the termination of his employment hereunder by virtue of the Employee's resignation, unless such resignation is for Good Reason (as defined below). The Employee further agrees that during the Non-Competition Period, except in connection with the performance of services hereunder, he will not in any capacity, either separately, jointly or in association with others, directly or indirection, solicit or contact with regard to a business competitor of the Company any of the Company's employees, consultants, agents or suppliers, customers or prospects, as shown by the Company's records, that were employees, consultants, agents, suppliers, customers or prospects of the Company at any time during the year immediately preceding the termination of employment hereunder. For purposes of this Agreement, "Good Reason" shall mean the resignation of the Employee due to (a)a material change in the Employee's duties and responsibilities which interfere with his ability to manage the affairs of the Company, (b)a material modification of the Employee's duties hereunder such that such duties are not consistent with the duties of a chief financial officer of a company of similar size and in a similar business as the Company, or (c)a Change of Control arising out of any merger or consolidation of the Company with any other person in which the Company is not the surviving company or any sale of all or substantially all of the assets of the Company to any other person.

         If a court determines that the foregoing restrictions are too broad or otherwise unreasonable under applicable law, including with respect to time or space, the court is hereby requested and authorized by the parties hereto to revise the foregoing restrictions to include the maximum restrictions allowed under the applicable law. The Employee expressly agrees that breach of the foregoing would result in irreparable injuries to the Company, that the remedy at law for any such breach will be inadequate and that upon breach of this provision, the Company, in addition to all other available remedies, shall be entitled as a matter of right to seek injunctive relief in any court of competent jurisdiction.

         7. Secret Processes and Confidential Information. For the Employment Term and thereafter, the Employee agrees to be bound by the terms and conditions of the Company's Business Code of Conduct and the Confidentiality Agreement executed by the Employee in favor of the Company.

         8. Termination.

                  (a) Termination. The employment of the Employee hereunder may be terminated by either party by written notice to the other party, unless otherwise terminated in the manner provided in this Section 8.

                  (b) Termination by the Company With Cause. The Company shall have the right at any time to terminate the Employee's employment hereunder upon the occurrence of any of the following (any such termination being referred to as a termination for "Cause"):

                           (i) the commission by the Employee of any proven
embezzlement of a material amount of funds or other proven deliberate and premeditated act of dishonesty against the financial or business interests of the Company which adversely affects the Company;

                           (ii) the breach by the Employee of any material term
of the Business Code of Conduct, which beach is not cured within 30 days subsequent to notice from the Company to the Employee specifying such breach;

                           (iii) the conviction by the Employee of or the
pleading by the Employee of nolo contendere to, a felony;

                           (iv) the willful failure or refusal of the Employee
to materially perform the duties specified in and pursuant to Section 1 hereof or to follow the lawful directives of the Board of Directors (provided that the lawfulness of such directives is confirmed by general counsel to the Company), which failure or refusal is not cured within 15 days subsequent to notice from the Company to the Employee specifying the nature of such failure or refusal; or

                           (v) the breach by the Employee of any material terms
of this Agreement, which beach is not cured within 30 days subsequent to notice from the Company to the Employee specifying such breach.

                  (c) Termination Upon Death or Disability. The Employee's employment hereunder shall automatically terminate upon the Employee's death or upon his inability to perform his duties hereunder by reason of any mental, physical or other disability for a period of at least six consecutive months, as determined by a qualified physician selected by the Employee from a list of five physicians selected by the Company.

                  (d) Termination by the Company Without Cause. The Company shall have the right to terminate the Employee's employment at any time for any reason without Cause.

                  (e) Resignation by Employee. The Employee shall have the right to resign his employment with the Company, in good standing, provided a 60 day notice is given, at any time for any reason.

         9. Effect of Termination of Employment.

                  (a) With Cause; Resignation; Death or Disability. If the Employee's employment is terminated with Cause pursuant to Section 8(b), if the Employee's employment is terminated by the death or disability of the Employee pursuant to Section 8(c), or if the Employee elects to terminate his employment, the Employee's salary and other benefits specified in Section 4 shall cease at the time of such termination; provided, however, that the Employee shall be paid for all accrued and unused vacation and be entitled to continue to participate in the Company's medical benefit plans to the extent required by law. Further, the Employee shall be entitled to such life insurance and/or disability benefits in the event of a death or disability as the Company provides pursuant to
Section 4(b) above, which for information purposes only, amounts to life insurance coverage equal to two times the Employee's base salary, subject to certain caps and limitations under the coverage. This provision shall not be construed as requiring the Company to carry any certain amounts of insurance and the same may change from time to time.

         (b) Without Cause by the Company. If the Employee's employment is terminated by the Company without Cause pursuant to Section 8(d), the Employee's salary and other benefits specified in Section 4 shall cease at the time of such termination, provided, however, that the Employee shall be entitled to be paid for all accrued unused vacation. The Employee shall be entitled to receive one year's annual base salary which exists as of the time of termination, payable in twelve (12) equal monthly installments commencing on the 1st day of the month following termination, as "Severance Pay." The Employee shall not be required to mitigate the amount of any payment provided for in this Section 9(b) by seeking other employment or otherwise; provided, however, that if the Employee accepts any other employment for compensation of any kind, deferred or otherwise, during such period during which the said Severance Pay is being made, such Severance Pay shall terminate and the Company shall be under no further obligations to Employee therefor except that he shall be entitled to participate in the Company's group insurance plans to the extent required by law. Further, all existing stock options possessed by the Employee shall be deemed immediately vested, subject to the terms of the 1992 Employee Stock Option Plan. In the event of such termination whereby the Severance Pay is being made as provided above, Employee's employment shall be deemed to continue during such period that the severance payments are being made, exclusively for the purpose of exercising options pursuant to the 1992 Employee Stock Option Plan and for the purpose of Employee's continuing on the Company's group medical, dental, and life insurance plans.

         10. Insurance. The Company may purchase insurance on the life of the Employee, and if it does so, the Employee shall cooperate fully by performing all the requirements of the life insurer which are necessary conditions precedent to the issuance of the life insurance policy issued by it.

         11. Notice. Any notices required or permitted hereunder shall be in writing and shall be deemed to have been given when personally delivered or when mailed, certified or registered mail, postage prepaid, to the following addresses or such other address as to which notice is given in the manner provided herein:

                           If to the Employee:
                           Robert Heinlein
                           3398 NW 24th Terrace
                           Boca Raton, Florida  33431

                           If to the Company:
                           Boca Research, Inc.
                           1377 Clint Moore Road
                           Boca Raton, Florida 33487
                           Attn:  Chairman


         12. General.

                  (a) Governing Law. The terms of this Agreement shall be governed by and construed under the laws of the State of Florida without regard to its principles of conflicts of laws.

                  (b) Assignability. The Employee may not assign his interest in or delegate his duties under this Agreement. The Company may not assign the Agreement or the rights and obligations hereunder without consent of Employee.

                  (c) Enforcement Costs. In the event that either the Company or the Employee initiates an action or claim to enforce any provision or term of this Agreement, the costs and expenses (including attorneys' fees) of the prevailing party shall be paid by the other party, such party to be deemed to have prevailed if such action or claim is concluded pursuant to a court order or final judgment which is not subject to appeal, a settlement agreement or dismissal of the principle claims.

                  (d) Binding Effect; Successors. This Agreement shall be binding upon and inure to the benefit of the Company, its permitted successors and assigns and the Employee, his representatives and heirs. The Company will require that any successor (whether direct or indirect, by purchase of stock or assets, by merger, by consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, together with such successor's ultimate parent corporation (if any), will be jointly and severally liable for the obligations owed to the Employee hereunder and will perform this Agreement in the same manner and to the same extent that the Company is obligated to perform it. Any succession shall not, however, relieve or alter the Company's continuing liability for all obligations owing to the Employee hereunder. The Employee acknowledges and understands, however, that the Employee's employment by a successor to the Company, if consistent with the terms and provisions of this Agreement, will not be deemed a termination of the Executive's employment with the Company.

                  (e) Entire Agreement; Modification. This Agreement constitutes the entire agreement of the parties hereto with respect to the subject matter hereof and may not be modified or amended in any way except in writing by the parties hereto.

                  (f) Duration. Notwithstanding the term of employment hereunder, this Agreement shall continue for so long as any obligations remain under this Agreement.

                  (g) Indemnification. The Employee shall be entitled to rights of indemnification as an officer of the Company to the extent that the Company provides indemnification to its officers and directors, including the benefit of any directors' and officers' insurance coverage maintained from time to time.

         IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have hereunto executed this Agreement the day and year first above written.


                               BOCA RESEARCH, INC.

                               By:     /S/________________
                               Name:   Anthony F. Zalenski
                               Title:  President

                               EMPLOYEE

                               /S/____________
                               Robert Heinlein

Exhibit 11

                               BOCA RESEARCH, INC.

                   EXHIBIT 11 - CALCULATION OF SHARES USED IN
                        DETERMINING NET INCOME PER SHARE
                                   (Unaudited)


                               September 30, 1999

                                                              Three Months Ended                Nine Months Ended
                                                              September 30, 1999                September 30, 1999
                                                              ------------------                ------------------
Shares outstanding at January 1, 1999.........................         8,756,487                       8,756,487
Shares issued January 1, 1999 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................            20,643                          20,643
Shares issued May 28, 1999 to
  Infomatec Integrated Information
  Systems AG..................................................         1,747,965                         806,753
Shares issued July 1, 1999 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................            23,270                           7,842
Shares issued in connection with a
  non-qualified stock option plan.............................           163,019                          61,438
Shares issued September 24, 1999 to
  National Semiconductor Corporation..........................            52,583                          17,720
                                                                      ----------                       ---------
Weighted average shares outstanding...........................        10,763,967                       9,670,883
                                                                      ==========                       =========


                               September 30, 1998


                                                              Three Months Ended                Nine Months Ended
                                                              September 30, 1998                September 30, 1998
                                                              ------------------                ------------------

Shares outstanding at January 1, 1998.........................         8,725,079                       8,725,079
Shares issued January 1, 1998 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................            16,578                          16,578
Shares issued July 1, 1998 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................            14,830                           4,943
                                                                       ---------                       ---------
Weighted average shares outstanding...........................         8,756,487                       8,746,600
                                                                       =========                       =========