Form 10-K
period 1999-12-31
BOCA RESEARCH INC
filed 2000-03-30
CIK 895642

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    Form 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999

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

                              1601 Clint Moore Road
                         Boca Raton, Florida 33487-2722
                                 (561) 997-6227
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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

         Aggregate market value of voting stock by non-affiliates as of
                           March 28, 2000: $76,859,527

         Common stock outstanding as of March 28, 2000: 11,601,438 shares

Documents Incorporated by Reference:

    Specifically identified information in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders to be held on May 22, 2000, is incorporated by reference into Part III hereof.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

================================================================================

                      BOCA RESEARCH, INC. ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                         Page
PART I                                                                   ----

ITEM 1.  BUSINESS.......................................................... 3
ITEM 2.  PROPERTIES........................................................11
ITEM 3.  LEGAL PROCEEDINGS.................................................11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT..............................12

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...............................................13
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..............................14
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS...............................15
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........24
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE...............................43

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...43

                                     PART I

Item 1: Business

    Founded in 1985, Boca Research, Inc. and subsidiaries (the "Company") is a supplier of computer enhancement products including modems, Input/Output (I/O) systems, graphics and video systems, and communications software. For many years, the Company was a leading provider of hardware and software technology, designing, manufacturing, and marketing products that provided communications solutions to enable data transmission, connectivity of devices, and access to applications and information via the Internet, PCs, and/or server-based environments. While the Company continues to market communications software as well as data communications, I/O, multiport, and video products, it has positioned itself to transition to a software and systems solutions-based enterprise, enabling communications and access to applications and information via the Internet and client/server networking. The Company has transitioned its participation in the thin client, network appliance, and set top box businesses from manufacturing and marketing these devices, to providing custom design services related to these devices for third parties. The Company is a Florida corporation headquartered in Boca Raton, Florida.

    The Company's transition to a software and systems solutions-based enterprise has moved forward with the formation of a wholly owned subsidiary, InprimisTM Technologies, Inc. ("Inprimis"). Inprimis plans to focus on technology design services for Internet-based information and entertainment appliances. This subsidiary plans to provide its product design, systems engineering, and software development services to consumer electronics, computer, communications, and specialized line-of-business solutions providers that are responding to consumer needs for Internet-related products and services. In addition, Inprimis plans to have the capability for developing hardware reference platforms that can be quickly adapted to meet specific customer product requirements. These platforms include integrated computer designs, such as set top boxes, that can be adapted for a variety of high-speed communications, including DSL (Digital Subscriber Line), cable, and satellite networks. Inprimis was established to provide customized design and development services and by licensing its designs to customers on a royalty basis. Inprimis will focus on helping both large and small companies achieve rapid time-to-market by allowing them to leverage Inprimis's design expertise and simple cost-effective solutions.

    The Company's wholly owned subsidiary, Boca Global, Inc., ("Boca Global") is a supplier of computing enhancement products, including I/O cards, graphics, video systems, and modems. Boca Global's strong brands, Boca Research(TM) and Global Village(R), address the growing demand for software, peripherals, and accessories for PCs and Macintosh(R) computers for both home and business use. Its products are sold to original equipment manufacturers (OEMs), wholesale microcomputer distributors, retailers, and value-added resellers (VARs). Boca Global is working to identify and work with customers on the design, manufacture, and distribution of its products.

    The Company's wholly-owned subsidiary, AppsCom, Inc., was organized in August 1999 with a view to providing computer applications outsourcing by renting and leasing applications to remote users via an application server based network. Although the Company is focused primarily on its transition to a software and systems solutions-based enterprise, it is still evaluating whether to enter this business and pursue the development of AppsCom, Inc.

    The Company is committed to providing high-quality, cost-effective products and services that meet or exceed customers' needs while seeking to achieve profitability through mutually beneficial relationships with customers and business partners.

Strategy

    The Company is transitioning from a manufacturer of hardware into a software and systems solutions-based enterprise with a strategy to (1) develop in Inprimis the ability to provide product design, systems engineering, and software development services, and to (2) strengthen its core businesses through the Boca Global subsidiary by introducing new products, strengthening its distribution channels, and building a Web-based e-commerce business. This strategy is designed to enable the Company to transition into leading edge markets and technology while increasing revenues and restoring profitability to its core business. The Company will concentrate on geographic markets where the Company itself or its strategic alliance partners have access to the most effective distribution channels to reach a critical mass of targeted end users. Specifically, the Company seeks to:

    Bring New Products to Market Quickly. The Company is improving its marketing and product development capabilities and product management processes in order to reduce time-to-market. The Company expects to introduce several significant new products during the coming year.

    Develop Inprimis. Comprised of a core group of professionals with broad high-technology expertise, Inprimis was formally organized in February 2000 to provide technology and service solutions for Internet-based infotainment and entertainment systems. Inprimis plans to offer designs and services for companies that want to do business on the Internet and who want to reach mass markets but who may not have the core skill to develop in-house solutions. These companies include traditional consumer electronics companies, computer companies, communications companies and companies needing to define specialized systems for vertical industries.

    Inprimis plans to work with Internet Service Providers (ISPs), Application Service Providers (ASPs), telephone, cable, and satellite companies to design and deliver new video-rich and interactive services. Inprimis' strategy is: to help define and develop the architecture for the client devices and provide new features to improve end user experience; work with the customer to determine the selection of software and hardware platforms to best meet project goals; assist in the definition of the system design; and, then, respond by designing specifications to create either component or complete system deliverables. The resulting design will be licensed to the customer for production. The structure of these licenses will be made on a unit royalty basis, with pricing typically determined by volume. Additionally, Inprimis will offer management of early manufacturing services and will be able to assist the customer from conception through full production.

    Pursue Strategic Partnerships and Acquisitions. The Company's strategy is to offer a broad range of data communications, information appliances, I/O cards, and multiport products that provide a high degree of functionality at attractive prices. The Company seeks to enhance its products by entering into technology partnerships or joint ventures with third parties. The Company believes that establishing strategic relationships with third parties will enable access to emerging technologies at an earlier date than otherwise possible, helping to expand the Company's market penetration. The Company also will consider acquisitions in support of the Company's strategic and business plans.

    Continue to Reduce Costs. In March 2000, the Company closed the sale of certain of its fixed assets of its manufacturing facilities to Boundless Manufacturing Services, Inc. ("Boundless"), a subsidiary of Boundless Corporation, a global technology company, and simultaneously entered into a contract manufacturing agreement with Boundless to outsource the Company's manufacturing. Additionally, the Company reduced its headcount and consolidated its operations into a single facility to appreciably reduce its expenses and cash outflow. The Company will continue to engage in cost-reduction practices that will make its operations more efficient.

    International Operations. In light of the Company's continuing efforts to reduce costs, the Company is transitioning its marketing strategy for international markets from a direct-marketing approach to an approach in which the Company will exclusively utilize marketing representatives. A summary of the Company's net sales by geographic region can be found in Note 11 to the Company's Consolidated Financial Statements located in Item 8 of this Form 10-K.

    Build Distribution Channels. The Company continually seeks to expand its distribution channels in order to reach a broad range of end users and to minimize its reliance on any single channel. Boca Global's products are currently sold to OEMs, VARs, and through wholesale distributors, Internet-based e-tailers, and retailers/catalog companies. The Company will continue to sell its products through these distribution channels. In addition, Boca Global is expanding its use of the Internet and expects its revenues to increase from end-users using the Boca Global e-commerce Web site.

    Provide Quality Customer Service. The Company seeks to differentiate itself through the quality of its products and the level of its technical support and customer service. The Company designs its products for high reliability, compatibility with existing and emerging industry standards, ease of use, and support. Additionally, the Company believes its five-year limited warranty for the majority of products, in addition to technical support programs, provides a broad level of customer service.

Product Development

    The Company believes that its ability to respond quickly to market demand, technological advances, and changes in industry standards is critical to its success. Traditionally, the Company's strategy has been to develop products for markets with established demand. During 1999, the Company began expanding its popular Global Village product line of modems and fax software into the multimedia product arena. The Company plans to continue this expansion with products such as a video capture hardware/software suite and new software products that provide users with the ability to easily and inexpensively manipulate photographic images and video on their computers. Several of the Company's products incorporate software that the Company licenses from third parties in exchange for the payment of a royalty based on the number of units sold.

    The Company utilizes the expertise of third parties to develop new technologies for use in the Company's products. The Company believes it can continue to integrate new technologies into new products rapidly and at a competitive cost. Boca Global is focusing its development efforts primarily on expanding its hardware and software product offerings within existing product categories, such as data communications, I/O, video, and multimedia categories. Boca Global plans to expand its product lines in both the PC and Macintosh markets by establishing a more aggressive sales and marketing program that targets its core products. Additionally, Boca Global plans to place more products on more retailer store shelves through its distributors and sales representatives. During 2000, Boca Global plans to continue to utilize the engineering expertise available from Inprimis.

    Inprimis is focusing on the development of specific core reference platforms and the development of the embedded system software including device drivers, user interfaces, and system applications that enable the deployment of these new interactive systems. The core development will result in two baseline hardware reference platforms during 2000 that will be enabled for DSL, cable, satellite, ATM, analog modem, or Ethernet communications. These platforms are being developed in key partnerships with industry-leading silicon and software suppliers. During 2000, Inprimis plans to continue to utilize the sales and marketing expertise available from Boca Global.

Products and Services

    Boca Global markets modems, I/O cards, and multimedia products under the Boca Research and Global Village(TM) brand names. The Company no longer markets thin client products under the BocaVisionTM brand name. Inprimis provides reference designs for consumer electronics companies/Internet Service Providers
(ISPs).

    The following tables represent a sample of the Company's products:

Boca Global, Inc.

      Product Category              Description                               Products                        Market Introduction
      ----------------              -----------                               --------                        -------------------
Data Communications

  Windows(R)-based         Modems enable the end user to send    Boca Research 56K Tidalwave(TM)                  March 1998
  Voice Modems             and receive data across standard      Boca Research 56K Tidalwave USB                  September 1999
                           telephone lines.                      International 56K WinStorm (TM)                  March 2000
                                                                 Boca Research 33.6 Home/Office Modem             February 1997
                                                                 Boca Research 2400 Modem                         September 1991
                                                                 Boca Research 56K Modems                         November 1997

  Macintosh-based                                                Global Village TelePort(TM) 56K                  March 1998
  Modems                                                         Global Village TelePort Internal 56K             February 1999
                                                                 Global Village TelePort USB 56K                  April 1999
                                                                 Global Village 56K PC Card Fax/Modem             September 1998

  Software                 Boca Research licenses software       Global Village GlobalFax(TM)                     October 1998
                           that adds value to modem products.
------------------------------------------------------------------------------------------------------------------------------------
Video Products             Video capture suite of products that  Global Village VideoFX(TM)                       January 2000
                           captures, edits, catalogs, and prints
                           still photos and videos.
------------------------------------------------------------------------------------------------------------------------------------
I/O & Multiport            I/O devices allow additional          Boca Research Turbo Serial 650                   September 1999
Products                   ports to be added to a PC enabling    Boca Research Turbo Parallel                     August 1999
                           the end user to connect peripheral    Boca Research Turbo Combo 1x2                    September 1999
                           equipment, such as modems and         Boca Research Turbo 650                          October 1997
                           printers.                             Boca Research Turbo 2x2                          August 1997
                                                                 Boca Research Turbo Parallel                     April 1998
                                                                 Boca Research Turbo 1x2                          January 1996
                                                                 Turbo 8 (White box)                              December 1999
                                                                 Turbo 4 (White box)                              December 1999
                                                                 2-port serial PCI I/O card (white box)           February 2000

                           Multiport products allow for the      BOCABOARD(TM) 8-port                             June 1994
                           connection of multiple PCs and
                           terminals to a single host PC.

Inprimis Technologies, Inc.

      Reference Designs             Description                               Design                        Market Introduction
      -----------------             -----------                               ------                        -------------------
------------------------------------------------------------------------------------------------------------------------------------
Information Appliance      Information appliances allow end      ST 2001                                    February 2000
                           users to surf the Internet and
                           send and receive e-mail using
                           a TV and a regular telephone
                           line.

------------------------------------------------------------------------------------------------------------------------------------
                           Next Generation                       ST 2020                                    Q2 2000 (anticipated)

------------------------------------------------------------------------------------------------------------------------------------

    Data Communications Products. Modems are used to send and receive data between PCs/servers via standard telephone lines. Modems also enable the transmission of faxes to or from PCs and fax machines. Boca Global's modem products enable the end user to connect to the Internet on a standard telephone line at up to 56K BITS per second. Boca Global markets both internal and external Plug and Play modems and, on a limited basis, its PC Card (PCMCIA) modems for Macintosh laptop computers.

    Boca Global markets Windows(R)-based modems under the Boca Research brand name. The Company also markets Macintosh(R)-based modems and software under the Global Village brand name. Boca Global's software product, GlobalFax, is a recognized communications package that sends, receives, views, prints, and manages faxes from a Macintosh computer. A modified version of this software is also bundled with Global Village brand modems.

    The Company introduced its first data communications products in 1991 and continues to adopt new data communications technologies. The Company's Boca Global subsidiary currently markets its modem products worldwide. Sales of data communications products accounted for approximately 71%, 70%, and 79% of the Company's net sales in 1997, 1998 and 1999, respectively.

    Video Products. In January 2000, the Company introduced VideoFX, a video capture suite for Macintosh computers. This product allows the user to capture still images or video directly from videotapes or a standard camcorder, cut scenes, and add video footage or still images. The resulting videos and images can be e-mailed or published on the Web.

    I/O and Multiport Products. I/O and multiport products are primarily sold to upgrade computers in the installed PC base I/O allowing additional serial and parallel ports to be added to a single IBM-compatible PC. These additional ports are used to connect peripheral computer equipment such as modems, scanners, Zip(TM) drives and printers to the PC. The Company offers a variety of I/O boards. Multiport boards with four-serial ports or eight serial ports are also available. Multiport boards are typically used in retail point of sale terminals where several serial devices, such as scanners, bar code readers, credit card readers, printers, and modems are required. I/O and multiport products accounted for approximately 8%, 6%, and 12% of the Company's net sales in 1997, 1998 and 1999, respectively.

    Information Appliances. An information appliance is a product that integrates multiple technologies that allows a user to perform one or more of the following functions: browse the Internet; send and receive e-mail; perform PC-like functions; play DVD titles, audio, and video CDs; and have video-on-demand capability. In 1999, the Company marketed information appliances through Boca Global. However, as the Company transitions from selling hardware to providing software/systems solutions, the information appliance will be sold as a reference design though Inprimis. The Company's engineering and design services, which commenced in 1999, accounted for 2% of its net sales in 1999. As of February 2000, these services are now provided through Inprimis.

    Thin Clients. A thin client is a low-cost computing device that works in a server-based computing model. Revenues from thin clients accounted for 3% of the Company's net sales in 1999, the first year in which the Company sold thin client products. In regard to manufacturing the thin Client product, the Company no longer views thin client products as representing an attractive sales opportunity. The traditional thin client market remains a low-margin business as the result of low-cost PCs. Consequently, the Company currently is seeking a buyer to purchase the Company's thin client inventory and market these products to its customers. However, in keeping with the Company's new strategy, the Company is seeking partners for the design, manufacture, and possible sales through distributors for thin client devices. With the combined expertise of Inprimis's engineering, Boundless's manufacturing, and Boca Global's dual brand channel access, the Company is in a position to take a new approach to its thin client marketing opportunities and is seeking to transition to other thin client products through Inprimis and its manufacturing relationship with Boundless.

    Networking Products. Networking products enable a variety of computers to be linked and accounted for approximately 5%, 2%, and 1% of the Company's net sales in 1997, 1998, and 1999, respectively. In light of increased competition and other factors, the Company no longer views networking products as representing an attractive sales opportunity. Consequently, the Company no longer plans to market these products.

    Custom Manufacturing. In 1999, the Company made a strategic decision to decrease its emphasis on custom manufacturing, given its historically low gross margins. As a result, custom manufacturing accounted for only 2% of the Company's net sales in 1999, compared with 12% and 18% in 1997 and 1998, respectively. With the sale of certain manufacturing assets to Boundless, the Company expects that it will no longer pursue custom manufacturing opportunities.

Sales Channels

    The Company sells its products worldwide to OEMs, VARs, wholesale microcomputer distributors, retailers, catalog companies, and Internet based e-tailers.

    Original Equipment Manufacturers. The Company provides products to OEM companies in several markets: consumer electronics, computer peripherals, systems integrators (SIs), and build to order (BTO) PC factories. In addition, the Company's technology products are found in a variety of custom devices that require high-quality communication products, like automatic teller machines
(ATMs) and Internet-based information appliances. The OEM channel of distribution is different from wholesale distributors and retailers in terms of packaging, support, price, and terms. Working closely with OEM partners, the Company satisfies their product needs by providing products in packaging configurations that range from bulk packaging, to white box for OEM private label, to full retail packaging under the OEM's brand name. Traditionally, the OEM market has been highly competitive; however, Boca Global plans to be in a stronger position in 2000 because of its access to Inprimis's design capability and Boundless's world-class manufacturing facility. The Company plans to compete for opportunities with OEMs for ADSL modems and other peripheral products. Sales to OEMs accounted for approximately 45%, 49%, and 28% of net sales in 1997, 1998, and 1999, respectively.

    Wholesale Distributors. The Company also sells its products through regional, national, and international wholesale distributors. Sales to wholesale distributors accounted for approximately 36%, 44%, and 59% of the Company's net sales in 1997, 1998, and 1999, respectively. The Company's U.S. distributors include major microcomputer wholesale distributors such as Ingram Micro(R)Inc., Pinacor, Inc., Merisel, Inc., and Tech Data(R) Corporation, as well as regional wholesale distributors.

    The Company has purchasing and marketing agreements with its principal wholesale distributors. These agreements generally contain provisions relating to stock rotation privileges and price protection. Returns of unsold products by wholesale distributors are permitted on a limited basis in exchange for other Boca Research products on terms negotiated with the Company. The Company works with wholesale distributors to monitor inventory levels. In addition, in the event the Company reduces its prices, the Company credits its wholesale distributors for the difference between the purchase price of products remaining in their inventory and the Company's reduced price for such products on terms negotiated with the Company. The Company has established reserves for product returns, price protection, and warranty claims which management believes are adequate. The Company believes that its return and pricing policies are consistent with general industry practices. There can be no assurance that product returns, price protection, or warranty claims will not have a material adverse effect on the Company's future operating results.

    Retailers, E-tailers, and Catalog Companies. The Company also sells directly to several retail chains and catalog companies. Similar to its arrangements with wholesale distributors, the Company offers stock rotation privileges and price protection to retailers. Sales directly to retailers and catalog companies accounted for approximately 20%, 7% and 13% respectively, of the Company's net sales in 1997, 1998 and 1999, respectively. Some of the Company's U.S. retailers, e-tailers, and catalog companies include CompUSA(R), Fry's Electronics, Inc., Micro Center, MicroWarehouse, Inc., Outpost.com, and Buy.com.

    Value-Added Resellers. This has been an on-going channel for the Company's core business, which includes Boca Research and Global Village products, such as modems as well as I/O and video-editing products. The Company plans to continue to utilize this sales channel during 2000 for its new products.

    International. In 1997, 1998, and 1999, international sales comprised approximately 23%, 19% and 13%, respectively, of the Company's net sales. International sales are subject to risks, including various regulatory requirements, political, and economic changes and disruptions, tariffs or other barriers, difficulties in staffing and managing foreign sales operations, and potentially adverse tax consequences. In addition, fluctuations in exchange rates may render the Company's products less competitive to local product offerings or expose the Company to foreign currency exchange losses. During 2000, the Company plans to sell its products to the international market through a few selected manufacturing representatives and through key distributorships.

Sales and Marketing

    Boca Global sells its Global Village and Boca Research branded products indirectly through a wide and diverse set of sales channels including national and regional distributors, catalog retailers, Internet e-tailers, and computer/office supply superstores. In addition, the Company sells its products directly to end-customers from its Internet-based e-commerce Web-site. VARs and SIs purchase the Company's products from national or regional distributors that provide them with fulfillment, logistics support, and credit terms for incorporation into their own custom systems. The Company utilizes a combination of manufacturer's representatives and the Company's own sales force in its sales and marketing activities. The Company has achieved strong brand recognition for its Global Village and Boca Research brands through trade advertising, in-store displays and catalogs, direct mail, and participation in key trade shows.

Technical Support and Customer Service

    The Company offers extensive user documentation and a technical support hotline available Monday through Friday to wholesale distributors, resellers, and end users. The Company's technical analysts answer technical support calls directly and generally provide same-day response to questions that cannot be resolved in the initial phone call. The Company also provides a seven-day, 24-hour electronic bulletin board that makes available current software drivers, technical tips, and answers to hardware and software compatibility questions. In addition, the technical support department has implemented a fax-on-demand system providing installation tips and technical documents to customers via fax. The Company also maintains a home page on the Internet to provide customer support and information.

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

Competition

    The markets for the Company's products are intensely competitive resulting in constant price pressures. Competitive factors include price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. With respect to these factors, the Company may be at a competitive disadvantage against companies with greater financial, technical, product development, manufacturing, or marketing resources. A variety of companies currently offer products that compete directly with the Company's products. The Company's primary U.S.-based competitors for modems are 3Com's U.S. Robotics, Best Data, and Zoom. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers, which generally offer modem products at significantly lower prices. These suppliers typically market their products through the same distribution channels as the Company. The Company competes with these suppliers on the basis of product quality, delivery times, freight costs, technical support, and customer service. In addition, as the Company enters new product markets, the Company expects that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing, or marketing resources and experience.

    There is a trend in original PC system manufacturing to integrate additional functionality onto the system board or to utilize chipsets that provide additional functionality. As PC manufacturers integrate more memory on the system board, certain sound and video graphics functions, and some interface functions, such as IDE controllers, or utilize chipsets that provide such capabilities, the Company's strategy is to broaden its product offerings to offset the decreasing opportunities for PC enhancement products. The Company has relied on OEM opportunities in previous years for a significant percentage of its revenue and has been successful in securing large orders in past years. In 1998 and 1999 the Company continued to lose OEM opportunities to offshore manufacturers who appeared to be pursuing market share by aggressive pricing to PC vendors who integrate modems into their PC product lines. PC vendors also are aggressively pricing systems in an attempt to meet a sub $1,000 price point that they believe will significantly increase sales. Therefore, OEMs have put significant price pressure on suppliers of PC peripherals, including modems, in an attempt to achieve their pricing goals. Due to excess worldwide manufacturing capacity and the devaluation of many foreign currencies, PC vendors are better able to reduce their purchasing costs by purchasing from foreign manufacturers.

Manufacturing

    As previously announced, on March 3, 2000, the Company completed the sale of certain assets relative to its manufacturing facilities to Boundless Manufacturing Services, Inc., a subsidiary of Boundless Corporation, a global technology company, in exchange for $1,700,000 in cash and notes (the
"Boundless Transaction"). In connection with the sale, Boundless assumed the lease of the Company's manufacturing facility and staffed it primarily with former employees of the Company's manufacturing team and entered into a contract manufacturing agreement with Boundless to outsource the Company's manufacturing. The contract manufacturing agreement includes a specified minimum level of contract manufacturing services for the first 12-month period (see Note 14 to the accompanying consolidated financial statements). The Company believes that its close proximity to the Boundless plant, along with its familiarity with the Boundless manufacturing employees, should benefit the Company in its transition to outsourcing the manufacturing of its hardware products. As a result of this transaction, the Company expects to achieve more favorable manufacturing costs, while maintaining the same quality standards it has always maintained.

    In the event of shortages of components, Boundless's production capacity could be detrimentally impacted. Additionally, such shortage of components could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While the Company believes that, with respect to single source components, Boundless could obtain similar components from other sources, it could be required to alter product designs to use alternative components. There can be no assurance that severe component shortages will not occur in the future which could increase the cost or delay the shipment of the Company's products, which in turn could have a material adverse effect on the Company's operating results. Government tariffs on imported components could also impact the Company's ability to compete with foreign manufacturers. An increase in import tariffs on such components would likely result in increases in the prices of these components paid by the Company and other domestic manufacturers. Significant tariffs could result in Boundless seeking alternate sources of supply that may not be as reliable as Boundless's existing sources.

Purchasing

    Prior to the Boundless Transaction, the Company purchased substantially all of its components and subassemblies from suppliers on a purchase order basis and did not maintain long-term supply arrangements. The Company selected suppliers based on quality of product and industry acceptance. Most of the components used in the Company's products were available from multiple sources. However, certain components used in the Company's products were obtained from single sources. Similar to others in the electronics industry, the Company, from time to time, did experience difficulty in obtaining some components, and the Company and Boundless could do so in the future.

Proprietary Rights and Licenses

    The Company believes that its success depends primarily upon factors such as its responsiveness to customer needs and changing markets, the technological competence and innovative skill of its personnel and its marketing skills. Although the Company has not historically been the subject of significant claims of infringement by third parties, the Company, as is common in the industry from time to time receives, and may in the future receive, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. There can be no assurance that the Company will be able to obtain licenses of any intellectual property rights claimed by third parties in the future with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party.

    The Company has numerous product trademarks, including the house marks Boca Research, Inc., Boca, Global Village, Inprimis, and Inprimis Technologies, Inc., together with product trademarks such as BOCABOARD, BOCAMODEM, and GlobalFax. The trademarks Boca Research, Inc., Boca, and Global Village are registered with the United States Patent and Trademark Office for the products the Company provides, as are several other U.S. and foreign product trademarks. Other trademark applications are pending.

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

Employees

    As of December 31, 1999, the Company had 189 full-time employees, including:
84 in manufacturing and operations; 54 in sales, marketing, purchasing, quality and customer support; 24 in finance and administration; and 27 in engineering and product development. The Company's success will depend in part on its ability to attract and retain highly qualified technical, marketing, engineering and management personnel. The Company's employees are not covered by any collective bargaining agreements and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. In 1999, the Company used temporary employees in its manufacturing operation to balance changes in production levels. The number of temporary employees at December 31, 1999 was 13.

    In connection with the Boundless Transaction, Boundless hired 64 of the Company's manufacturing employees, 2 of the Company's purchasing employees, and 8 temporary employees, reducing the number of the Company's full-time employees by 66 and its temporary employees by 8.

Item 2:  Properties

    The Company's headquarters, which had been located at 1377 Clint Moore Road in Boca Raton, Florida, has been relocated to 1601 Clint Moore Road, the Company's adjacent 57,673 square-foot facility. This relocation was due to the assignment of the lease on the 1377 Clint Moore Road site to Boundless Manufacturing Services, Inc., effective March 3, 2000, concurrent with the purchase by Boundless of certain assets related to Boca Research's manufacturing operations. The 1601 Clint Moore Road lease expires in July 2002. In addition to the corporate offices, the Company's headquarters houses accounting, engineering, sales, marketing, human resources, purchasing, and technical support. The Company, through an assignment of the lease to another tenant, vacated its 16,321 square foot facility in Sunnyvale, California on December 1, 1999 and subleased a 2,400 square foot facility in Freemont, California through May 31, 2001. The lease on the Company's 10,513 square-foot warehouse space in Boca Raton, Florida, which is currently being subleased to another tenant, expires on July 31, 2000.

Item 3: Legal Proceedings

    The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc., allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that Boca and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. The Company is evaluating the claim, but does not presently believe the claim will have a material adverse effect on the Company's operating results and financial condition.

    The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim that may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

Item 4: Submission of Matters to a Vote of Security Holders

    No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 1999.

Item 4A: Executive Officers of the Registrant

    Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

    Robert W. Ferguson, 76, has served as Chief Executive Officer since January, 2000, and Chairman of the Board of Directors for Boca Research since May 1997, having served as Vice Chairman since February 1994. Mr. Ferguson has been a Board member since 1993. He has been President of Robert W. Ferguson and Associates, a consulting and investment firm, since its formation in 1986. Prior to that, Mr. Ferguson held senior management positions with AT&T Corporation.

    Cecil M. Dye, 59, has served as President of Boca Global since February 2000. He joined the Company in November 1999 as Executive Vice President, Sales and Marketing. Prior to joining Boca Research, Mr. Dye was Vice President of Business Development, Sales, and Marketing for Xcert International. Previously, he served as Senior Vice President for Network Computing Devices, managing sales, marketing, and channel sales, and as Senior Vice President of Worldwide Sales and Service for Wyse Technology. Earlier, Mr. Dye spent 24 years at Digital Equipment Corporation in various executive and senior level sales, marketing, and services positions.

    Robert P. Heinlein, 36, has served as Vice President of Finance and Chief Financial Officer since August 1999. From July 1998 to August 1999, he served as Vice President/Corporate Comptroller and Treasurer. Formerly, Mr. Heinlein was Director of Finance, having joined the Company in June 1994. Prior to joining Boca Research, Mr. Heinlein spent ten years in public accounting with Deloitte and Touche LLP, most recently as Senior Audit Manager. Mr. Heinlein is a Certified Public Accountant in the State of Florida.

    Alex S. Oprescu, 55, has served as Senior Vice President of Worldwide Business Development for the Company since May 1999 and for Inprimis Technologies since February 2000. From June 1998 to May 1999, he served as Vice President of International, Boca Research. From June 1997 to June 1998, he served as General Manager of European Operations. Before joining Boca Research, Mr. Oprescu was employed by Philips BV as Vice President for Worldwide Sales and Marketing for one of their business electronics divisions. Before his association with Philips, Mr. Oprescu held various management positions with Seagate and Control Data Corporation.

    Larry L. Light, 44, has served as Chief Operating Officer for Inprimis Technologies since February 2000 and as Chief Technology Officer for Boca Research since July 1999. From May 1998 to July 1999, Mr. Light was Senior Vice President of Engineering. He joined Boca Research in February 1995 as Vice President of Engineering. Prior to joining Boca Research, Mr. Light spent nearly 14 years at the IBM Corporation where he held a variety of management and engineering positions, including Product Manager for several PC Systems.

    Martha A. Ritchason, 60, has served as Senior Vice President, General Administration since February 2000. Her responsibilities include human resources, risk management, environmental issues, facilities, security, special projects, and the coordination of legal matters between the Company and general counsel. From June 1995 to February 2000, Ms. Ritchason served as Vice President of Human Resources. From August 1991 to June 1995, she served as Director of Human Resources. Before joining Boca Research, Ms. Ritchason spent over 11 years as Director of Human Resources for the City of Delray Beach, Florida, where she was responsible for overseeing all aspects of the City's human resources, risk management, grants, and public relations functions. Additionally, she served as the City's Chief Labor Negotiator for all collective bargaining matters. Prior to her association with the City of Delray Beach, Ms. Ritchason held management positions with Burdines, Kelly Services, and Upjohn's Healthcare Subsidiary.

                                     PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company has traded on The NASDAQ Stock Market(R) under the symbol BOCI. The following table sets forth the high and low last reported sale prices for the Company's Common Stock for the period indicated as reported by the NASDAQ National Market.

     Year                                       Fiscal Quarter Ended                       High         Low
    ------                                      ---------------------------                ----         ---
     1998    March 31, 1998.........................................................       6 3/16        3 7/8
             June 30, 1998..........................................................       6 1/8         4 1/4
             September 30, 1998.....................................................       4 11/16       2
             December 31, 1998......................................................       5 17/32       1 3/8

     1999    March 31, 1999.........................................................       4 7/8         3
             June 30, 1999..........................................................      10 1/2         3 1/4
             September 30, 1999.....................................................       7 3/4         4 3/4
             December 31, 1999......................................................       9 3/16        5 5/8

    2000     Through March 28, 2000.................................................       8 5/8         5 7/8

    As of March 28, 2000, the Company had outstanding 11,601,438 shares of Common Stock held by approximately 277 shareholders of record. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

ITEM 6:  SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial information for the years ended December 31, 1995 through December 31, 1999 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below for fiscal years 1997, 1998, and 1999 is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                                       Years Ended December 31,
                                                                     --------------------------------------------------------
                                                                        1995        1996        1997         1998        1999
                                                                     ----------  ----------  ----------   ----------  -------
                                                                                (In Thousands, except per share data)
Statements of Operations Data:
Net sales......................................................       $ 143,038   $ 153,524   $  70,207    $  70,042   $  32,767
Cost of goods sold.............................................         107,486     122,855      71,164       64,165      32,234
                                                                      ---------   ---------   ---------    ---------   ---------
          Gross profit (loss)..................................          35,552      30,669        (957)       5,877         533
                                                                      ---------   ---------   ---------    ---------   ---------
Operating expenses:
     Research and development..................................           2,679       3,073       2,808        2,992       3,863
     Selling, general and administrative.......................          18,469      18,551      18,366       15,389      19,316
     In-process research and development.......................              --          --          --        2,800          --
                                                                      ---------   ---------   ---------    ---------   ---------
          Total operating expenses.............................          21,148      21,624      21,174       21,181      23,179
                                                                      ---------   ---------   ---------    ---------   ---------
Income (loss) from operations..................................          14,404       9,045     (22,131)     (15,304)    (22,646)
Non-operating income, net......................................             540         596         837          694         377
                                                                      ---------   ---------   ---------    ---------   ---------
Income (loss) before income taxes..............................          14,944       9,641     (21,294)     (14,610)    (22,269)
Income taxes (benefit).........................................           5,402       3,191      (6,371)          --           8
                                                                      ---------   ---------   ---------    ---------   ---------
Net income (loss)..............................................         $ 9,542     $ 6,450    $(14,923)    $(14,610)   $(22,277)
                                                                        =======     =======    =========    =========  ==========
Basic earnings (loss) per share................................       $    1.13   $    0.75   $   (1.71)   $   (1.67)  $   (2.20)
                                                                      =========   =========   ==========   ==========  ==========
Weighted average basic shares outstanding......................           8,472       8,610       8,718        8,749      10,123
                                                                      =========   =========   =========    =========   ==========
Diluted earnings (loss) per share..............................       $    1.07   $    0.72   $   (1.71)   $   (1.67)  $   (2.20)
                                                                      =========   =========   ==========   ==========  ==========
Weighted average diluted shares outstanding....................           8,921       8,941       8,718        8,766       10,123
                                                                      =========   =========   =========    =========   ==========

                                                                                              December 31,
                                                                     -------------------------------------
                                                                        1995        1996        1997         1998        1999
                                                                     ----------  ----------  ----------   ----------  -------
                                                                                           (In Thousands)
Balance Sheet Data:
Working capital................................................       $ 37,854    $ 47,248    $ 34,849     $ 16,706    $ 11,254
Total assets...................................................         57,678    $ 66,066    $ 50,219     $ 39,742    $ 26,488
Long-term obligations, net of current portion..................             --          --           --          --          --
Total stockholders' equity.....................................       $ 46,607    $ 55,162    $ 40,580     $ 26,101    $ 17,323

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

    The matters discussed in this Report contain forward-looking statements and information that is based on management's belief and assumptions, as well as information currently available to management. When used in this document, the words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such statements are subject to certain uncertainties, assumptions, and risks, which include, but are not limited to, those discussed in "Certain Factors That May Affect Future Performance" as well as those discussed in this section and elsewhere including Item 1. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or expected.

Results of Operations

    The following discussion of the Company's consolidated results of operations for the years ended December 31, 1997, 1998 and 1999 is based upon the consolidated statements of operations data contained in the Company's selected consolidated financial data appearing elsewhere in this Report. The following discussion and analysis should be read in conjunction with the financial information set forth under "Selected Consolidated Financial Data" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

    The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's consolidated statements of operations:

                                                                                                         Year Ended December 31,
                                                                                                       1997       1998       1999
                                                                                                    -------    -------    -------
Net sales....................................................................................         100.0%     100.0%     100.0%
Cost of goods sold...........................................................................         101.4       91.6       98.4
                                                                                                      -----      -----      -----
  Gross profit (loss)........................................................................          (1.4)       8.4        1.6
                                                                                                      -----      -----      -----
Operating expenses:
  Research and development...................................................................           4.0        4.3       11.8
  Selling, general and administrative........................................................          26.1       22.0       58.9
  In-process research and development........................................................           ---        4.0        ---
                                                                                                    ---------    -----      -----
  Total operating expenses...................................................................          30.1       30.3       70.7
                                                                                                      -----      -----      -----
Loss from operations.........................................................................         (31.5)     (21.9)     (69.1)
Non-operating income.........................................................................           1.2        1.0        1.1
                                                                                                      -----      -----      -----
Loss before income taxes.....................................................................         (30.3)     (20.9)     (68.0)
Income taxes benefit.........................................................................          (9.0)       ---        ---
                                                                                                      -----    ---------  --------
Net loss.....................................................................................         (21.3)%    (20.9)%    (68.0)%
                                                                                                      =====      =====      =====

Years Ended December 31, 1997, 1998, and 1999

    Net Sales. The Company's net sales decreased by 53.2% from $70,042,000 in 1998 to $32,767,000 in 1999. The net sales decrease was primarily attributable to decreases in sales of data communications products and custom manufacturing. Sales of data communications products were adversely affected by several factors, including pricing pressure on all modem products, excess industry-wide channel inventories, and the slow adoption of 56 Kbps technology by consumers who realize that the 56 Kbps product does not significantly increase Internet downloading speed capability over the 33.6 Kbps product. It is anticipated that the factors that adversely affected sales in 1999 will continue in 2000.

    With respect to the Global Village branded data communications product, net sales in 1999 totaled $12,958,000 as compared to net sales for the period June 18 to December 31, 1998 of $22,588,000. During January 1999, Apple introduced its new line of Power Macintosh G3 computers, which negatively impacted sales of the Company's existing Global Village modems. In fact, because of the introduction of the Universal Serial Bus interface, no modems were available for the Power Macintosh G3 computers until Boca Research began shipping the Global Village TelePort Internal 56K fax/modem in the second half of February. From April 2 through June 27, 1999, Apple offered purchasers of a qualifying Power Macintosh G3 computer the option of choosing either a 56K internal modem or an internal Zip drive at no additional cost. The Company believes that the Apple Promotion had a negative impact on sales of Global Village branded modems during the last nine months of 1999. The Apple promotion has resulted in pricing and inventory issues in the Global Village modem business.

    In 1998, the Company continued to provide custom manufacturing to increase the utilization of its manufacturing facilities. Because the gross margin for custom manufacturing has historically been low, the Company has decreased its emphasis on this area. Sales in this category in 1998 and 1999 represented 18% and 2% of net sales, respectively. With the sale of certain manufacturing assets to Boundless, the Company expects that it will no longer pursue custom manufacturing opportunities.

    The Company's net sales decreased by 0.2% from $70,207,000 in 1997 to $70,042,000 in 1998. Included in the data communications product category below for 1998 is net sales of $22,588,000 of Global Village branded product for the period from June 18 to December 31, 1998. The Company acquired the modem business of Global Village as of June 18, 1998. The addition of the Global Village brand extended Boca Research's customer base in the Macintosh market with the #1-selling modems for Macintoshs. Excluding the net sales associated with the acquisition of the modem business of Global Village, the sales decrease in 1998 compared to 1997 was primarily attributable to a decrease in sales of data communications products, however the product categories of multimedia, networking, video graphics, I/O, IDE, and Multiport also experienced a decline in sales. The decrease in sales in these categories was partially offset by an increase in sales in the category of custom manufacturing and Internet access devices. Sales of data communication products were adversely affected by several factors, including pricing pressure on all modem products and excess industry-wide channel inventories of pre-standard 56 Kbps product.

    International sales decreased by approximately 69% in 1999 as compared to 1998, and decreased by approximately 22% in 1998 as compared to 1997. In 1997, 1998, and 1999, international sales comprised approximately 23%, 19%, and 13%, respectively, of the Company's net sales. International sales declined in 1999 and 1998 primarily due to the foregoing factors and because of the strength of the U.S. dollar which affected the pricing competitiveness of Boca Research's products, particularly in the Asia/Pacific Rim region. International sales declined in 1997 primarily because of reduced sales to Hucom, which was the Company's largest international customer.

    The following table presents the net sales for the Company's product categories for the periods indicated. Net sales of Networking, and Video Graphics products have declined in each of the last four years. Management expects this trend to continue into 2000 as the Company places less emphasis on these product categories.

                                                                                              Year Ended December 31,
                                      Product Categories                      1997       %        1998        %       1999       %
                                      ------------------------             --------- --------  ---------  --------  -------- -----
                                                                                             (Dollars in thousands)
Data communications..................................................      $ 49,439      71%   $   48,649     70%   $25,844      79%
Custom manufacturing.................................................         8,509      12        12,311     18        769       2
Multimedia...........................................................           968       1            36     --         --      --
Video graphics.......................................................         1,628       3           770      1         62      --
Video conferencing...................................................           292      --           257     --        316       1
I/O, IDE and Multiport...............................................         5,737       8         4,491      6      3,798      12
Networking...........................................................         3,634       5         1,570      2        420       1
Internet access devices and thin clients.............................            --      --         1,958      3        843       3
Engineering Services.................................................            --      --            --     --        715       2
                                                                           --------     ---    ----------    ---    -------     ---
    Total net sales..................................................      $ 70,207     100%   $   70,042    100%   $32,767     100%
                                                                           ========     ===    ==========    ===    =======     ===

    Gross Profit. Gross profit decreased from $5,877,000 in 1998 to $533,000 in 1999, and decreased as a percentage of net sales from 8.4% in 1998 to 1.6% in 1999. The decrease in gross margin percentage is primarily attributed to write-downs of inventory and increases in the inventory reserve as a charge to cost of goods sold in the amount of $3,677,000. The gross profit percentage was also affected by low utilization of the Company's manufacturing facilities and aggressive channel pricing to reduce channel inventories.

    Gross profit (loss) increased from a loss of $957,000 in 1997 to a profit of $5,877,000 in 1998, and increased as a percentage of net sales from (1.4%) in 1997 to 8.4% in 1998. The gross profit percentage for 1998 was affected by several factors including low utilization of the Company's manufacturing facilities, aggressive channel pricing to reduce channel inventories of 33.6 Kbps product and pre-standard 56 Kbps product, competitive pressure in the OEM channel and the custom manufacturing product category requiring the Company to compete with offshore manufacturers which the Company believes have a cost advantage because of currency devaluations and better purchasing power because of their larger volumes. Most of the above factors have been adversely affecting the Company's gross profit percentage since January 1, 1997. In the period from June 18 to December 31, 1998, the Company's gross profit was also impacted favorably by net sales of $22,588,000 of the Global Village branded product, which have higher gross margins associated with them as compared to sales of Boca Research branded products. This is the primary reason for the improved gross margins reported in the third and fourth quarters of 1998 as compared to the first and second quarters of 1998. For the year ended December 31, 1998 the Company recorded write downs of inventory and increases in the inventory reserve as a charge to cost of goods sold in the amount of $4,340,000. This was the result of excess inventories in the Company of older technology product that has been determined to have limited sales value. In particular, the Company has seen a significant slow down in sales of 33.6 Kbps product and pre-standard 56 Kbps product along with significant price erosion. This has resulted in additional price protection, rebates and other allowances to the distribution channel in order to reduce channel inventories, which has a negative impact on gross margins.

    The gross profit margins for the Company's products depend upon a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs, and the level of utilization of manufacturing capacity. In general, gross profit margins are higher on sales to wholesale distributors and retailers than on sales to OEMs. In addition, gross profit margins on product categories differ. Accordingly, the Company's gross profit margin has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future, depending upon the product and channel mix. Management believes that the lower operating expenses typically associated with OEM sales generally offset their corresponding lower gross profit margins. There could be circumstances, which the Company anticipates will occur during 2000, in which the Company accepts lower gross profit margin sales for purposes such as to phase-out inventory, to utilize manufacturing capacity or to respond to competitive pricing pressures.

    Research and Development Expenses. Research and development expenses were $2,808,000 in 1997, $2,992,000 in 1998, and $3,863,000 in 1999, and represented
4.0%, 4.3% and 11.8%, respectively, of net sales for each of those years. The Company's research and development expenses are focused on development of new products, international certification for the Company's data communications products and prototyping the Company's current product designs for OEM applications. As product life cycles shorten, there is an increased need to recertify more product. Each increase in speed of modems from 28.8 Kbps to 33.6 Kbps to 56 Kbps requires recertification.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18,366,000 in 1997, $15,389,000 in 1998, and $19,316,000 in 1999 and represented 26.1%, 22.0%, and 58.9%, respectively, of net sales for each of those years. Management of the Company focused on reducing expenses during 1998 but these efforts were offset by additional expenses associated with the full year's operations of Global Village in 1999. Included in selling, general and administrative expenses in 1997, 1998, and 1999 were approximately $2,629,000, $985,000, and $65,000, respectively, in provisions for write off of uncollectible accounts. The amount in 1997 was substantially higher than the Company has experienced in recent years. The majority of this write-off was related to one customer, Creatix. The Company had entered into a letter of intent to purchase Creatix in early 1997, but the definitive agreement was never executed because certain conditions in the letter of intent were not met. Therefore the Company did not complete the acquisition. Creatix continued to experience operating losses throughout 1997, which impacted its ability to pay the Company for modem chips that the Company had sold to Creatix. Selling, general and administrative expenses included accounting and legal fees in the amount of approximately $1,700,000 in 1997. This increase in expense was due to legal costs associated with the possible acquisition of Creatix and litigation regarding patent infringement and license fees.

    In 1999, selling, general and administrative expenses were $3,927,000 higher than in 1998. The increases were attributed to $2,264,000 higher advertising expense, $432,000 higher trade show expense, $392,000 higher technical support, $258,000 higher amortization of intangibles, and $239,000 higher travel expense.

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

    In-Process Research and Development Expenses. On June 18, 1998, the Company completed its acquisition of the modem business of Global Village in exchange for $9,855,206 in cash and notes. The Company purchased certain Global Village's assets, technology, operations, and assumed certain of its liabilities. This transaction was accounted for using the purchase method of accounting with the purchase price being partially allocated to purchased technologies and intangible assets. Of the total purchase price, $2,800,000 represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development. The value attributed to the in-process research and development was determined by an independent appraisal. See Note 8 to the consolidated financial statements.

    Provision for Income Taxes. An income tax benefit was provided for at an effective rate of 29.9% in 1997. The effective tax rate in 1998 and 1999 was zero. The differences in the Company's effective tax rate from the statutory rate are primarily due to the operations of the Company's foreign sales corporation as well as in 1997 and 1998, a valuation allowance on deferred tax assets.

Liquidity and Capital Resources

As of December 31, 1999, the Company's working capital decreased by $5,452,000 from December 31, 1998. The decrease in working capital was primarily reflected in $7,926,000 lower trade receivables, $5,574,000 lower inventory, $2,052,000 lower refundable income taxes and $585,000 higher deferred revenue, offset by $247,000 higher prepaid expenses and other assets and $2,360,000 lower accounts payable.

    The Company may from time to time experience periods of negative cash flow from operations. In 1999, $6,065,000 of cash was used for operating activities. Also cash of $2,800,000 was used for the Global Village acquisition and $650,000 of cash was used for capital expenditures. Sources of cash in 1999 included $13,498,000 from the sale of common stock and $877,000 from the sale of property and equipment. Such activities resulted in a net increase in cash of $4,860,000 during 1999.

    The Company incurred substantial operating losses in 1997, 1998, and 1999 and it is likely that cash flow from operations will be negative in 2000. There can be no assurances that the Company will return to profitable operations in 2000 and it is likely that in 2000, cash flow from operations will be negative. Management believes that existing cash balances at December 31, 1999, availability of funds under the credit line described in Note 6 to the consolidated financial statements, and cash from the sale of certain assets related to manufacturing operations in 2000 will be sufficient to meet its liquidity and capital needs for the next twelve months. However, if negative cash flows from 2000 operations exceed current estimates, the Company's liquidity could become strained in the latter part of the year 2000.


    The Company regularly evaluates acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company effects one or more acquisitions, the Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing may be required to finance such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts currently forecasted by the Company will not be required, nor that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

Certain Factors That May Affect Future Performance

         In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business.

         Transition of Company. The Company embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to its new focus on providing software and systems solutions-based services. The Company has very limited experience providing software and systems solutions-based services, and there can be no assurances that the Company will succeed in implementing its as-yet unproven business plan. The Company anticipates that it will provide a significant amount of formal engineering and design services to the infotainment appliance industry, yet has limited experience to date in doing so. Risks associated with this transition include:

a. the existence of a limited number of network operators and information appliance manufacturers that have deployed products and services using the Company's technology;
b. potential delays in deploying high-speed networks and internet-enhanced services and applications by the Company's customers;
c. an unproven business model, which depends on revenues from engineering services and royalty fees paid by information appliance manufacturers and network operators; and
d. a potential inability of the Company to expand its engineering and design staff, increase its sales or marketing activities, and invest in its technological infrastructure.

         Inprimis Technologies, Inc.: Uncertainty in Development of an Evolving Industry. The market for intelligent computing devices is emerging and the potential size of this market and the timing of its development are not known. As a result, the profitability of the Inprimis subsidiary is uncertain and its revenue may not grow as fast as anticipated, if at all. The Company is dependent upon the broad acceptance by business and consumers of a wide variety of intelligent computing devices, which depend on many factors, including:

     a. the development of content and applications for intelligent computing devices;
     b. the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PCs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and
c. the evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite or cable.

The Company cannot guarantee that it will succeed in achieving its goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results.

         Software Development and Services Market; Low Barriers to Entry. The market for software development and services is becoming increasingly competitive. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm the Company's planned business through its Inprimis subsidiary. The Company faces competition from:

                  (a) current and potential customers' internal research and development departments that may seek to develop their own proprietary solutions;

                  (b) large professional engineering services firms that may enter the market;

                  (c) established intelligent computing device software and tools manufacturers; and

                  (d) small- and medium-sized engineering service companies.

         As the Company develops new products, particularly products focused on specific industries, they may begin competing with companies in sectors that were not listed. It is also possible that new competitors will enter the market or that existing competitors will form alliances that may enable them to rapidly increase their market share. The barriers to entering the market as software developer or hardware design consultant for intelligent computing devices are low. New market entrants may have lower overhead than the Company and therefore be able to offer advantageous pricing. The Company expects that competition will increase as other established and emerging companies enter the intelligent computing device market and as new products and technologies are introduced.

         New Products, Technological Changes and Inventory Management. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. The Information Technology ("IT") sector in which the Company offers outsourcing and other services is characterized by rapidly changing technology with continuous improvements in both computer hardware and software and rapid obsolescence of current systems. The Company's success will depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. Additionally, there can be no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

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

         Because the majority of the Company's products are used in PCs and computer networks, the Company's future operating results could be adversely affected by changes in the PC and computer networking markets, including major technological developments or fluctuations in the growth rate. In addition, there is a trend in original PC system manufacturing to integrate additional functionality onto the system board of the PC or to utilize chipsets that incorporate additional functionality, thereby decreasing the market for PC enhancement products. Moreover, it is a concern in the PC industry that the penetration of PCs into the home has flattened and the PC growth will slow as PCs become more of a replacement market. This could impact modem sales to the Company's OEM customers in the future. Any decrease in the markets for PC enhancement or networking products or reduction in the growth rates in such markets could have a material adverse effect on the Company's operating results.

         Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include the level of demand for the Company's products, competitive pricing pressures, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, the availability and pricing of components for the Company's products, the timing of phase-outs of the Company's products, variations in the Company's product mix and component costs, variations in the proportion of sales made to wholesale distributors, OEMs, VARs and retailers, product returns or price protection charges from customers, the timing of sales of the Company's products to end users by the Company's customers, seasonal promotions by the Company, its customers' and competitors' economic conditions prevailing within the computer industry and economic conditions generally. Quarterly sales depend on the volume and timing of orders received during a quarter, which are difficult to forecast. Customers generally order products on an as-needed basis, and accordingly the Company has historically operated with a relatively small backlog. Moreover, as is typical of companies in the PC industry, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. There can be no assurance that the Company will be able to return to its growth in sales or profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock.

         Acquisitions. The Company may from time to time pursue the acquisition of other companies, assets, technologies or product lines that would complement or expand its existing business. Certain of these acquisitions may involve businesses in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to identify businesses that would complement or expand its existing business or such acquisitions, manage one or more acquisitions successfully, or that the Company will be able to integrate the operations, products, or personnel gained through such acquisition without a material adverse impact on the Company's business, financial condition, and results of operations, particularly in the quarters immediately following such acquisitions.

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

         Dependence on Suppliers. The major components of the Company's products include circuit boards, microprocessors, chipsets and memory components. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained by Boundless Manufacturing Services, Inc. ("Boundless"), who manufactures the Company's products, from single sources. Certain modem chipsets used in the Company's data communications products in the past have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the computer industry, the Company has, from time to time, experienced difficulty in obtaining certain components. Neither the Company nor Boundless has guaranteed supply arrangements with any of its suppliers and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortages of components not only limit Boundless' production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While Boundless believes that with respect to its single source components it could obtain similar components from other sources, the Company could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future which could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Significant increases in the prices of these components could also have a material adverse effect on the Company's operating results since the Company may not be able to adjust product pricing to reflect the increases in component costs. Moreover, a number of components for the Company's products are obtained from foreign suppliers. Increases in tariffs on such components or fluctuations in exchange rates could result in increases in the prices paid by the Company for these components, which could impact the Company's ability to compete with foreign manufacturers and have a material adverse effect on the Company's operating results.

         Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 45% of net sales in 1997, 49% of net sales in 1998 and 28% of net sales in 1999. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

         The Company's three largest wholesale distributors account for approximately 18% of the Company's net sales in 1997, 32% of net sales in 1998 and 47% of net sales in 1999. The PC distribution industry has been characterized by rapid change, including consolidations and financial difficulties of wholesale distributors and the emergence of alternative distribution channels. The Company is dependent upon the continued viability and financial stability of its wholesale distributors. The loss or ineffectiveness of any of the Company's three largest wholesale distributors or a number of its smaller wholesale distributors could have a material adverse effect on the Company's operating results. In addition, an increasing number of vendors are competing for access to wholesale distributors which could adversely affect the Company's ability to maintain its existing relationships with its wholesale distributors or could negatively impact sales to such distributors.

         Competition. The markets for the Company's products are intensely competitive resulting in constant pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, product quality and reliability, product availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products that compete directly with the Company's products. These competitors could introduce additional products or add features to their existing products that are superior to the Company's products or that achieve greater market acceptance. In addition to U.S.-based firms, the Company faces competition from Pacific Rim suppliers, which generally offer products at significantly lower prices. The introduction of lower priced competitive products or significant price reductions by the Company's competitors would result in price reductions in the Company's products that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new product markets, such as Internet TV appliances, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

         Proprietary Rights; Dependence on Software Licenses. The Company receives from time to time, and may receive in the future, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. There can be no assurance that in the future the Company will be able to obtain licenses of any intellectual property rights owned by third parties with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from manufacturing and marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party, which could have a material adverse effect on the Company's operating results.

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

         Reliance on Centralized Manufacturing. All of the Company's manufacturing occurs at Boundless' manufacturing facility in Boca Raton, Florida (see Note 14 to the Company's Consolidated Financial Statements contained in
Item 8 to this Form 10-K). Boundless' manufacturing operations utilize certain equipment which, if damaged or otherwise rendered inoperable, would result in the disruption of Boundless' manufacturing operations. Although the Company maintains business interruption insurance which the Company believes is adequate, any extended interruption of the operations at Boundless' facility would have a material adverse effect on the Company's operating results.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk Management. Due to its short-term duration, the fair value of the Company's cash and cash equivalents portfolio at December 31, 1999 approximated carrying value. Interest rate risk is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
                                                                          ----
    (1)   Financial Statements
          Independent Auditors' Report..................................   26
          Consolidated Balance Sheets...................................   27
          Consolidated Statements of Operations.........................   28
          Consolidated Statements of Stockholders' Equity...............   29
          Consolidated Statements of Cash Flows.........................   30
          Notes to Consolidated Financial Statements....................   31
    (2)   Financial Statement Schedules
          Schedule II-- Consolidated Valuation and Qualifying Accounts...  42


    Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Boca Research, Inc.

We have audited the accompanying consolidated balance sheets of Boca Research, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 1999. Our audits also include the financial statement schedule listed in the Index at Item
8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Boca Research, Inc. and subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
March 3, 2000

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                       December 31,
                                                                 -------------------------
                                                                    1998         1999
                                                                 ----------   ------------
                         ASSETS
Current Assets:
  Cash and cash equivalents (Note 1).........................    $ 6,959,007  $ 11,819,147
  Trade receivables, net (Notes 1,11,12).....................     11,549,159     3,622,923
  Inventory, net (Notes 1,2) ................................      9,245,985     3,672,395
  Prepaid expenses and other assets..........................        541,012       788,491
  Refundable and deferred income taxes (Notes 1,4)...........      2,051,559           ---
                                                                 -----------  ------------
    Total current assets.....................................     30,346,722    19,902,956
Property and equipment, net (Notes 1,3)......................      3,969,791     2,039,413
Goodwill and other intangible assets (Notes 1,8) ............      4,803,749     3,368,996
Other assets (Note 12).......................................        622,015     1,176,925
                                                                 -----------  ------------
TOTAL........................................................    $39,742,277  $ 26,488,290
                                                                 ===========  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...........................................    $ 6,804,017  $  4,444,063
  Notes payable (Note 8).....................................      2,800,000           ---
  Deferred revenue (Note 1)..................................            ---       585,750
  Accrued expenses and other liabilities (Note 5)............      4,036,762     3,618,687
                                                                 -----------  ------------
    Total current liabilities................................     13,640,779     8,648,500
                                                                 -----------  ------------
Deferred revenue (Note 1).......................................         ---        16,667
Other non-current liabilities (Note 1)..........................         ---       500,000
Commitments and contingencies (Notes 7,10, 14)
Stockholders' equity (Note 9):
  Preferred stock, 5,000,000 $.01 par value shares authorized,
   none issued and outstanding at December 31, 1998 and 1999.            ---           ---
  Common stock, 25,000,000 $.01 par value shares authorized,
   8,756,487 and 11,475,793  issued and outstanding at December
   31, 1998 and 1999, respectively..............................      87,565       114,758
  Additional paid-in capital....................................  26,045,128    39,516,078
  Deficit.......................................................     (31,195)  (22,307,713)
    Total stockholders' equity..................................  26,101,498    17,323,123
                                                                  -----------  ------------
TOTAL........................................................... $39,742,277  $ 26,488,290
                                                                 ===========  ============


                 See notes to consolidated financial statements.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       Year ended December 31,
                                            -------------------------------------------
                                                 1997           1998            1999
                                                 ----           ----            ----
Net sales (Note 11)....................     $ 70,206,609   $ 70,042,371    $ 32,767,117
Cost of goods sold.....................       71,163,861     64,164,809      32,234,423
                                            ------------   ------------    ------------
     Gross profit (loss)...............         (957,252)     5,877,562         532,694
                                            ------------   ------------    ------------

Operating expenses:
  Research and development (Note 1)....        2,808,023      2,992,252       3,862,844
  Selling, general and administrative..       18,366,202     15,388,644      19,316,125
  In-process research and development
   (Note 8)............................              ---      2,800,000             ---
                                            ------------   ------------    ------------
     Total operating expenses..........       21,174,225     21,180,896      23,178,969
                                            ------------   ------------    ------------
Loss from operations...................      (22,131,477)   (15,303,334)    (22,646,275)
                                            -------------  -------------   -------------

Non-operating income (expense):
  Interest income......................          508,108        398,364         459,113
  Other income.........................          345,652        450,935         132,159
  Interest expense.....................          (16,238)      (155,605)       (213,719)
                                            -------------  -------------   -------------
    Total non-operating income, net              837,522        693,694         377,553
                                            ------------   -------------   -------------
Loss before income taxes (benefit).....      (21,293,955)   (14,609,640)    (22,268,722)
Income taxes (benefit) (Notes 1,4).....       (6,370,828)           ---           7,796
                                            -------------  -------------   -------------
Net Loss...............................     $(14,923,127)  $(14,609,640)   $(22,276,518)
                                            =============  =============   =============

Basic Loss per share (Note 1) .........     $       (1.71) $       (1.67)  $       (2.20)
                                            =============  ==============  ==============
Weighted average basic shares
 outstanding...........................         8,718,090       8,749,072     10,122,948
                                            =============  ==============  ==============
Diluted Loss per share (Note 1)........     $       (1.71) $       (1.67)  $       (2.20)
                                            ============== ==============  ==============
Weighted average diluted shares
 outstanding...........................          8,718,090      8,765,917     10,122,948
                                            ============== ==============  ==============


                 See notes to consolidated financial statements.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999


                                                      Common Stock
                                                ------------------------       Additional        Retained           Total
                                                    Number                      Paid-in           Earnings      Stockholders'
                                                  Of Shares       Amount        Capital          (Deficit)         Equity
                                                  ---------       ------        -------          ---------         ------

         Balance at December 31, 1996.....          8,678,883      $86,789      $25,573,639     $29,501,572       $55,162,000
         Stock options exercised..........             46,196          462          321,159                           321,621
         Tax benefit of options exercised.                                           19,940                            19,940
         Net loss.........................                                                      (14,923,127)      (14,923,127)
                                                  -----------    ---------   --------------  ---------------   ---------------
         Balance at December 31, 1997.....          8,725,079       87,251       25,914,738      14,578,445        40,580,434
         Stock options exercised..........             31,408          314          130,390                           130,704
         Net loss.........................                                                      (14,609,640)      (14,609,640)
                                                  -----------    ---------   --------------  --------------    --------------
         Balance at December 31, 1998.....          8,756,487       87,565       26,045,128         (31,195)       26,101,498
         Stock options exercised..........            280,256        2,803          831,167                           833,970
         Sales of shares to investors.....          2,439,050       24,390       12,639,783                         12,664,173
         Net loss.........................                                                      (22,276,518)      (22,276,518)
                                                  -----------    ---------   --------------  --------------    --------------
         Balance at December 31, 1999.....        11,475,793     $114,758    $   39,516,078  $  (22,307,713)   $   17,323,123
                                                  ==========     ========    ==============  ===============   ==============


                 See notes to consolidated financial statements.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year ended December 31,
                                                                            --------------------------------------------
                                                                                 1997           1998           1999
                                                                            -------------- -------------- --------------
           OPERATING ACTIVITIES
           Net loss.....................................................     $(14,923,127)  $(14,609,640)  $(22,276,518)
             Adjustments to reconcile net income (loss) to net
                cash provided by (used in) operating
                activities:
                Depreciation and amortization...........................        2,917,002      3,854,343      3,279,745
                In-process research and development.....................              ---      2,800,000            ---
                Gain on sales of property and equipment.................              ---            ---       (141,741)
                Change in assets and liabilities (net of effect of
                 acquisition in 1998):
                (Increase) decrease in:
                  Receivables...........................................       15,444,145      8,914,913      7,926,236
                  Inventory.............................................        3,504,321      7,762,036      5,573,590
                  Prepaid expenses and other assets.....................          816,285       (501,565)      (802,389)
                  Deferred income taxes.................................          418,281      2,703,980            ---
                Increase (decrease) in:
                  Accounts payable......................................         (768,105)    (7,518,350)    (2,359,954)
                  Accrued expenses and other liabilities................         (497,390)    (1,113,230)        81,925
                  Income taxes payable (refundable).....................       (5,449,938)     4,458,458      2,051,559
                  Deferred revenue......................................              ---            ---        602,417
                                                                             ------------   ------------   ------------
                  Net cash provided by operating activities.............        1,461,474      6,750,945     (6,065,130)
                                                                             ------------   ------------   -------------

           INVESTING ACTIVITIES
              Cash paid for acquisition.................................              ---     (7,580,000)    (2,800,000)
              Proceeds from sales of property and equipment ............              ---            ---        876,726
              Capital expenditures......................................       (1,404,258)      (547,280)      (649,599)
                                                                             -------------  -------------  -------------
                  Net cash used in investing activities.................       (1,404,258)    (8,127,280)    (2,572,873)
                                                                             -------------  -------------  -------------

           FINANCING ACTIVITIES
             Proceeds from issuance of common stock.....................          321,621        130,704     13,498,143
                                                                             ------------   ------------   ------------
                  Net cash provided by financing activities.............          321,621        130,704     13,498,143
                                                                             ------------   ------------   ------------

           Net increase (decrease) in cash and cash
             equivalents................................................          378,837     (1,245,631)     4,860,140
           Cash and cash equivalents at beginning of year...............        7,825,801      8,204,638      6,959,007
                                                                             ------------   ------------   ------------
           Cash and cash equivalents at end of year.....................     $  8,204,638   $  6,959,007   $ 11,819,147
                                                                             ============   ============   ============

           SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid during the year for:
                  Income taxes (net of refunds).........................     $ (1,339,171)  $ (7,162,438)  $ (2,043,764)
                                                                             ============   =============  =============
                  Interest..............................................     $     16,238   $     10,811   $    185,641
                                                                             ============   ============   ============


                 See notes to consolidated financial statements

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    Nature of Business. Boca Research, Inc. and subsidiaries (the "Company") is a leading supplier of computing enhancing products, including modems, input/output (I/O) systems, graphics and video systems, communications software and accessories for PC's and Macintosh(R) computers for both home and business use. The Company's products are sold worldwide through original equipment manufacturers (OEMs), distributors, value-added resellers (VARs), and retailers. The Company is in the process of transitioning to become a software and systems solutions-based enterprise, enabling communications, as well as access to applications, and information via the Internet or client/server networking. As a result, it has transitioned its participation in the thin client, network appliance, and set top box business from manufacturing and marketing these devices, to providing custom design services relating to such devices for third parties. Although the Company is focused primarily on its transition to a software and systems solutions-based enterprise, it is still considering entering the applications rental market via a client/server-based network. The majority of the Company's operations are located in Boca Raton, Florida.

    Business Operations and Liquidity. The Company incurred substantial operating losses in 1997, 1998 and 1999 and it is likely that cash flow from operations will be negative in 2000. However, management has implemented efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved. Although there can be no assurances that the Company will return to profitable operations in 2000, management believes that existing cash balances, availability of funds under the credit line described in Note 6 to the consolidated financial statements and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. However, if negative cash flows from 2000 operations exceed current estimates, the Company's liquidity could become strained in the latter part of the year 2000.

    The Company embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to its new focus on providing software and systems solutions-based services. The Company has very limited experience providing software and systems based services, and management can offer no assurances that the Company will succeed in implementing its new business plan, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results. Debt or equity financing may be required by the Company in the future to sustain the Company until the Company returns to profitable operations, or to finance growth beyond that enabled by cash flow from operations, and there are no assurances that any required capital will be available on terms acceptable to the Company, if at all.

    Principles of Consolidation. The accompanying consolidated financial statements include Boca Research, Inc. and its wholly owned subsidiaries, Boca Research of Delaware, Inc., Boca Research International, Inc., Boca Research Holland B.V., Boca Research (UK) Limited, Boca Research International Holdings Ltd., Boca Global, Inc., AppsCom, Inc. and Complete Acquisition Corp. Intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for its investment in Power Tel BOCA Private Ltd. using the equity method.

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

    Cash and Cash Equivalents. Cash and cash equivalents includes cash balances in deposits at banks, overnight repurchase agreements, money market funds, commercial paper, and various other financial instruments having an original maturity of three months or less.

    Inventory. Inventory is stated at the lower of average cost or market. Valuation allowances are recorded to reduce excess, obsolete and slow moving inventory to estimated net realizable value. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company may experience rapid declines in sales, selling prices and margins toward the end of the life cycle of a product or product category. These declines, which may be difficult to predict, could result in additional charges for excess, obsolete or slow moving inventory, returns of older generation products from distributors or substantial price protection charges, which would have an adverse effect on results of operations.

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

    Intangible Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of". In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying amount may not be recoverable. The Company periodically evaluates the carrying amount of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value.

    Other Non-Current Liabilities. The Company has entered into a licensing agreement that allows it to have access to certain specified source code. Minimum payments due under this agreement for the period 2001 through 2002 approximate $500,000 and have been recorded as an other non-current liability in the consolidated balance sheet.

    Research and Development Costs. Research and development costs are expensed as incurred.

    Income Taxes. The Company provides for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities and carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    Earnings (Loss) Per Share. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options discussed in Note
9) unless consideration of such dilutive potential common shares would result in antidilution.

    Revenue Recognition. The Company recognizes revenue from product sales upon shipment, when title passes. Under specified conditions, certain customers are allowed to return products for credit. Also, under the terms of some of the agreements, in the event the Company reduces its selling prices, the customers receive credit for the difference between the original purchase price of product remaining in specified levels of their inventories and the Company's reduced price for such products. The Company records allowances for estimated returns and price adjustments. The allowance for sales returns, allowances and price protection was $2,161,055 and $2,007,342 at December 31, 1998 and 1999,
respectively, and is netted against trade receivables. Reductions in selling prices and product returns may result from events, such as actions by competitors, technological changes and others, which may be difficult to predict and may be beyond the Company's control. Accordingly, actual returns, allowances and price protection may vary significantly in the near term from the estimates used in recording the allowances.

    Revenue from engineering services contracts is recognized as the work is performed using the percentage of completion method. Revenue from product licensing or software royalties is recognized as earned under the terms of the contracts or using the straight-line method over the term of the contract. Amounts received but unearned as of December 31, 1999 are recorded as deferred revenue at December 31, 1999.

    Trade receivables are presented net of an allowance for doubtful accounts of $2,531,257 and $2,081,257 as of December 31, 1998 and 1999, respectively.

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

    Costs of advertising by the Company are expensed as incurred. Total advertising expense for 1997, 1998 and 1999 was $2,227,531, $1,031,849, and
$3,295,763 respectively.

      New Accounting Pronouncement. In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 defines derivatives and established accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 also requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as modified by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. Management has not determined the effect the adoption of SFAS No. 133 will have on the Company's consolidated financial statements.

    Reclassifications.  Certain prior year amounts have been reclassified to conform to the fiscal 1999 presentation.

2.  INVENTORY

    Inventory consists of the following:

                                                          At December 31,
                                                   -----------------------------
                                                        1998            1999
                                                   --------------  -------------
Raw materials.................................      $ 8,024,248     $ 4,377,745
Work-in-progress..............................        3,133,016       1,053,196
Finished goods................................        1,338,721       3,351,454
Allowance for obsolescense....................       (3,250,000)     (5,110,000)
                                                     -----------     -----------
                                                    $ 9,245,985     $ 3,672,395
                                                    ===========     ===========

3.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                          At December 31,
                                                   -----------------------------
                                                        1998            1999
                                                   --------------  -------------
Machinery and equipment.......................     $ 14,674,618    $ 11,561,229
Furniture and fixtures........................          994,159         749,891
Leasehold improvements........................        1,489,027       1,317,670
Vehicles......................................           78,794          74,641
                                                   ------------    ------------
   Total cost.................................       17,236,598      13,703,431
Less accumulated depreciation.................      (13,266,807)    (11,664,018)
                                                    ------------    ------------
                                                   $  3,969,791    $  2,039,413
                                                   ============    ============

    Depreciation expense for the years ended December 31, 1997, 1998 and 1999 was $2,939,848, $2,815,554 and $1,844,992.

4.  INCOME TAXES

    Refundable and deferred income taxes in the accompanying balance sheets as of December 31, 1998 and 1999 includes estimated tax refunds of $2,051,559 and $0, respectively, and deferred tax assets (liabilities) attributable to the following items:

                                                                      At December 31,
                                                                 -------------------------
                                                                    1998           1999
                                                                 -------------  ----------
Accounts receivable allowances............................       $1,020,000     $  934,771
Accrued expenses..........................................          583,964        417,087
Inventory reserve.........................................        1,105,000      1,737,400
Goodwill..................................................        1,669,239      1,908,024
Depreciation..............................................           76,009        (94,727)
Allowance for product warranties..........................          502,180        405,620
Federal and state net operating loss carryforward.........        2,038,410      9,620,704
AMT credit carryforward...................................          306,145        334,294
                                                                -----------    -----------
Gross deferred tax asset..................................        7,300,947     15,263,173
Valuation allowance.......................................       (7,300,947)   (15,263,173)
                                                                ------------   ------------
                                                                $         0    $         0
                                                                ===========    ===========

    The Company has a Federal and Florida net operating loss carryforward available to offset future Federal and Florida taxable income of approximately $24 million and $26.7 million, respectively. Approximately $3 million of the Federal net operating loss will expire in 2018 and the balance of $21 million will expire in 2019. Approximately $11 million of the Florida net operating loss carryforward expires in 2012, $5.5 million expires in 2018, and the balance of $10.2 million expires in 2019.

    A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by $8 million in fiscal 1999. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

     Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three year period.

    The components of income taxes (benefit) in the accompanying statements of operations are as follows:

                                             Year Ended December 31,
                                    ------------------------------------------
                                        1997           1998          1999
                                    -------------  -------------  ------------
Federal:
  Current.......................    $(6,804,109)    $(2,703,980)   $    7,796
  Deferred......................        418,281       2,703,980             0
                                    -----------     -----------    ----------
    Total.......................     (6,385,828)              0         7,796
                                    -----------     -----------    ----------
State:
  Current.......................         15,000               0             0
  Deferred......................              0               0             0
                                    -----------     -----------    ----------
                                         15,000               0             0
                                    -----------     -----------    ----------
    Total.......................    $(6,370,828)    $         0    $    7,796
                                    ===========     ===========    ===========

    The Company's effective income tax rate differed from the statutory federal rate of 35% as follows:

                                                                                Year Ended December 31,
                                                                         ---------------------------------
                                                                            1997        1998        1999
                                                                         ----------  ----------  ---------
Statutory  rate applied to income (loss) before income taxes .......        35.0%       35.0%       35.0%
Increase (decrease) in income taxes (benefit)resulting from:
  Rate differential.................................................        (1.0)       (1.0)       (1.0)
  Valuation allowance...............................................        (4.9)      (34.0)      (34.0)
  State income taxes................................................         2.5         0.0         0.0
  Exempt foreign trade income.......................................         0.5         0.0         0.0
  Other, net........................................................        (2.2)        0.0         0.0
                                                                            ----        ----        ----
  Effective income tax rate.........................................        29.9%        0.0%        0.0%
                                                                            ====        ====        ====

5.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consist of the following:

                                                            At December 31,
                                                      -------------------------
                                                         1998            1999
                                                      -------------   ---------
Cooperative advertising........................       $  635,162      $ 261,626
Salaries, wages, benefits and bonuses..........          626,913      1,046,181
Commissions....................................          163,546         89,922
Allowance for product warranties...............        1,477,000      1,193,000
Other..........................................        1,134,141      1,027,958
                                                      ----------      ---------
                                                      $4,036,762      $3,618,687

6.  LINE OF CREDIT

    The Company has a two year collateralized revolving line of credit agreement expiring November 9, 2000, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5,000,000 to $2,500,000 (see Note 14). The interest rate during the second year of the agreement is 1/2% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1998 and 1999.

7.  COMMITMENTS AND CONTINGENCIES

    Rent expense for the years ended December 31, 1997, 1998 and 1999 was $974,124, $1,576,130, and $1,658,221, respectively.

    The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices, warehouses and manufacturing facilities. The aggregate minimum annual payments under such leases for the years ending December 31, 2000, 2001 and 2002 are $467,045, $393,450, and
$231,798, respectively.

      The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc., allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that Boca and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. The Company is evaluating the claim, but does not presently believe the claim will have a material adverse effect on the Company's operating results and financial condition.

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

    The acquisition was recorded as a purchase with the purchase price allocated to the acquired assets, assumed liabilities and in-process research and development as follows:

Accounts receivable, net..................................       $8,740,743
Inventory.................................................        2,131,822
Other current assets......................................           62,000
Property, plant and equipment.............................          589,435
Tradename/marketing intangible asset......................        2,300,000
Existing technology intangible asset......................        1,500,000
Goodwill..................................................        1,225,206
Warrants..................................................          140,000
Account payable...........................................       (7,776,000)
Accrued expenses..........................................       (2,058,000)
In-process research and development.......................        2,800,000
                                                                 ----------
                                                                 $9,655,206

    Direct acquisition costs associated with this transaction, totalling $580,000, have also been capitalized to goodwill. Goodwill is being amortized over a five year period. Existing technology is being amortized over a two-year period. The tradename/marketing intangible asset is being amortized over a seven-year period. Amortization expense for the years ending December 31, 1998 and 1999 was $801,457 and $1,434,753, respectively. During the fourth quarter of 1999, the Company wrote off its investment of $140,000 in OneWorld Systems, Inc. warrants.

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

    At the time of its acquisition by the Company, the modem division of Global Village was working on several significant research and development projects that, if successful, would meet tomorrow's market needs. These efforts involved new analog and digital modem transmission platforms, speeds, interfaces, technologies, form factors, which were intended to insure the long-term success and survival of the organization. The nature of the efforts required to complete the research and development projects involved, to varying degrees, the completion of all planning, designing, prototyping, verification, and testing activities that are necessary to establish that the proposed technologies meet their design specifications including functional, technical, and economic performance requirements.

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

    The following is unaudited pro forma information as if the acquisition had occurred as of the beginning of 1997 and 1998. The unaudited pro forma information is not necessarily indicative of the results which would have occurred had the companies actually been combined during the periods nor the future results after the acquisition.

                                                   Year Ended December 31,
                                                -----------------------------
                                                     1997             1998
                                                -------------    ------------
Net Sales..................................     $ 128,732,000    $ 94,135,000
Net Loss...................................     $ ( 9,640,000)   $(13,747,000)
Net Loss per Share (Basic and Diluted).....     $       (1.11)   $      (1.57)

9.  STOCK OPTION AND PURCHASE PLANS

    The Board of Directors and shareholders adopted the 1992 Stock Option Plan (the "1992 Plan") pursuant to which, as subsequently amended, a number as shall always be equal to 26% of the then issued and outstanding common stock of the Company are reserved for grant. The 1992 Plan also provides that no more than 250,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 1992 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees and officers of the Company. The exercise price of the options (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company) shall be as determined by the Compensation Committee of the Board of Directors.

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

    A summary of the status of the Company's stock options as of December 31, 1997, 1998 and 1999 and changes during the years ended on those dates is presented below:

                                                                           1997                  1998                 1999
                                                                   --------------------  -------------------- --------------------
                                                                               Weighted              Weighted             Weighted
                                                                                Average               Average              Average
                                                                               Exercise              Exercise             Exercise
                                                                     Shares      Price     Shares      Price    Shares      Price
                                                                     ------      -----     ------      -----    ------      -----
Outstanding at beginning of year..............................     1,153,165    $ 13.37  1,190,391    $  7.97 1,579,472    $  5.71
Granted.......................................................       996,716       7.30    942,461       3.97   362,500       6.20
Exercised.....................................................        22,167       6.10         --       --     227,272       2.91
Cancelled.....................................................       937,323      13.95    553,380       7.61   322,965       5.67
                                                                    --------              --------             --------
Outstanding at end of year....................................      1,190,391      7.97   1,579,472      5.71  1,391,735      6.30
                                                                    =========             =========            =========
Exercisable at end of year....................................       396,801       7.71    875,588       6.25   949,461       6.37
                                                                    ========              ========             ========

    The following table summarizes information about stock options outstanding at December 31, 1999:

                                                             Options Outstanding                    Options Exercisable
                              Number           Weighted-Average                             Number
   Range of                 Outstanding            Remaining        Weighted-Average      Exercisable          Weighted-Average
Exercise Price              at 12/31/99        Contractual Life      Exercise Price       at 12/31/99           Exercise Price
------------------         -------------------------------------   -----------------    --------------        ----------------
  $1.59 - 3.19                125,128                8.8                $  2.13              97,961                $  2.10
   3.20 - 6.38                637,276                8.5                   5.35             498,940                   5.48
   6.39 - 12.75               614,331                7.8                   7.68             337,560                   8.11
  12.76 - 25.00                15,000                6.4                  25.00              15,000                  25.00
                             --------                                                       -------
                             1,391,735               8.2                   6.30             949,461                   6.37
                             =========                                                      =======

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss for 1997, 1998, and 1999 would have been $16,625,691, $16,707,953 and $24,920,901 respectively. Pro forma loss per share for 1997, 1998, and 1999 would have been $1.91, $1.91, and $2.46 respectively. The weighted average fair value of the options granted during 1997, 1998 and 1999 was estimated at $4.61, $2.68, and $4.07 respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 60%, 75%, and 67% respectively, weighted average risk-free interest rate of 6.09%, 5.33%, and 5.75% respectively, and expected lives of six years.

    The Board of Directors and shareholders adopted a 1992 Employee Stock Purchase Plan (the "1992 Purchase Plan"). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period which commences on January 1 and July 1 of each year. During 1998 and 1999, there were 31,408 and 43,913 shares issued in connection with this plan, respectively. At December 31, 1999, there were options to purchase 13,813 shares at a price of $5.63 granted and exercisable under this plan.

10.  SAVINGS PLAN

    In January 1992, the Board of Directors adopted a Savings Incentive Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan upon completion of six months of employment. Each employee may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 33% on each anniversary date of employment. Amounts credited to an employee's account may be distributed to the employee at the earliest of (a) the termination of the employee's employment with the Company; (b) the termination of the Plan, or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan are taxable to the employee until such amounts are distributed to the employee. However, contributions made by the Company are tax deductible. During the years ended December 31, 1997, 1998, and 1999 the Company's contribution expense to the Savings Plan aggregated $119,319, $158,444 and $107,258, respectively.


11.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA

    The Company sells its products primarily to national, regional and international wholesale distributors and OEM customers. Sales to distributors accounted for 36%, 44% and 59% of the Company's net sales in 1997, 1998 and 1999, respectively. Sales to OEM customers accounted for 45%, 49%, and 28% of the Company's net sales in 1997, 1998, and 1999, respectively.

    Sales to customers who contributed 10% or more of net sales during the years ended December 31, 1997, 1998 and 1999 and the related receivable balances at the end of each year were as follows:

                                               Year Ended December 31,
                                     -------------------------------------------
                                        1997             1998           1999
                                     ----------      -----------     -----------
Net sales
  Customer A.................        $7,197,475      $13,249,187     $7,844,103
  Customer B.................         1,983,663        2,902,139      1,714,823
  Customer C.................         3,711,120        6,513,920      5,752,807
  Customer D.................                --           61,283             --
  Customer E.................         2,876,023           28,732             --
  Customer F.................           229,804            9,008             --




                                                 As of December 31,
                                      ------------------------------------------
                                         1997           1998            1999
                                      -------------  -------------   ----------
Accounts receivable
  Customer A.................         $1,428,217     $3,015,188      $1,771,942
  Customer B.................            211,872        765,158         270,660
  Customer C.................            980,991      2,250,565       1,423,856
  Customer D.................              1,957             --              --
  Customer E.................             12,925             --              --
  Customer F.................             15,577             --              --

    In 1997 and 1998 only customer A contributed more than 10% of net sales. In 1999, customers A and C contributed more than 10% of net sales.

    Customers A, B and C are wholesale distributors; customers D, E and F are OEMs.

    The Company sells its products in the United States and in foreign countries primarily through its own sales force and independent manufacturer representative organizations. Net sales by geographic region for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                                 Year Ended December 31,
                                                          1997           1998            1999
                                                     -------------- --------------  ---------
    United States.............................         $54,694,921    $53,388,233     $26,572,236
    Asia/Pacific Rim..........................           3,288,453        611,090         497,376
    Canada....................................           1,511,942      1,069,265         955,808
    Europe....................................           7,624,891      9,081,509       1,858,623
    Other.....................................           3,086,402      5,892,274       2,883,074
                                                       -----------    -----------     -----------
                                                       $70,206,609    $70,042,371     $32,767,117
                                                       ===========    ===========     ===========

    The Company's identifiable assets located in foreign countries are not significant.


12.  RELATED PARTY TRANSACTIONS

    In September 1995, the Company acquired 50% of the Common Stock of Mbf/Boca Asia Pacific Sdn Bhd, a joint venture in Malaysia which primarily distributes the Company's products in the Pacific Rim. In 1998 sales to this joint venture were approximately $633,000 compared to $0 in 1999. During 1999, the Company reduced its ownership interest in this joint venture to zero. In 1996 the Company acquired in India a 20% equity interest in PowerTel Boca Pvt., Ltd. ("PowerTel"). PowerTel distributes Boca Research products and services in India, South Asia, and certain markets in Africa. PowerTel is headquartered in Bangalore and has offices in Bombay and Delhi. The investment of $79,183 and $75,964 in this joint venture as of December 31, 1998 and 1999, respectively, is included in other assets in the consolidated balance sheet. In 1999, sales to PowerTel were approximately $86,000 compared to $315,000 in 1998. The accounts receivable balance due from PowerTel at December 31, 1999 was $34,713. The Company has granted 180 day payment terms to PowerTel. The financial position and results of operations of these joint ventures in 1998 and 1999 were insignificant in relation to the Company's consolidated financial statements.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited summarized financial data by quarter for 1998 and 1999 is as follows (in thousands except for per share data):

    Three months ended                                      March 31    June 30  September 30  December 31
    ------------------                                     --------- ----------  ------------  -----------
    1998
         Net sales...................................       $15,616   $ 13,210    $ 22,789       $18,428
         Gross profit (loss).........................          (150)    (3,029)      3,568         5,490
         Income (loss) from operations...............        (3,707)    (9,428)     (2,184)           17
         Net income (loss)...........................        (3,504)    (9,260)     (2,015)          170
         Basic earnings (loss) per share.............         (0.40)     (1.06)      (0.23)         0.02
         Diluted earnings (loss) per share...........         (0.40)     (1.06)      (0.23)         0.02

    Three months ended                                      March 31   June 30   September 30  December 31
    ------------------                                     ---------  --------   ------------  -----------
    1999
         Net sales...................................       $10,701   $  8,747     $ 7,719       $ 5,600
         Gross profit (loss).........................         2,098        442         223        (2,230)
         Loss from operations........................        (3,947)    (4,791)     (5,055)       (8,853)
         Net Loss....................................        (3,806)    (4,835)     (4,833)       (8,803)
         Basic Loss per share........................         (0.43)     (0.51)      (0.45)        (0.77)
         Diluted Loss per share......................         (0.43)     (0.51)      (0.45)        (0.77)

14.       SUBSEQUENT EVENTS

         On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and notes. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation.

         In connection with the sale of the assets by the Company to Boundless, the Company has amended its Loan and Security Agreement with FINOVA Capital Corporation which, among other things, releases the security interests in certain of the Purchased Assets and reduces the Company's total credit limit under the loan agreement from $5,000,000 to $2,500,000. The minimum tangible net worth covenant was modified to require the Company to maintain a minimum tangible net worth of not less than $4,000,000 at all times. The Company was previously required to maintain a minimum tangible net worth of not less than $15,000,000.

         In connection with the closing of the sale of the Purchased Assets, Boundless has employed certain of the manufacturing employees of the Company. Also, Boundless has entered into a new lease for the facility located at 1377 Clint Moore Road.

         Concurrent with the closing of the sale of the Purchased Assets, the Company has entered into a Supply Agreement with Boundless pursuant to which the Company will outsource the manufacture of certain products to Boundless for a period of two years. Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3,775,000 during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement.

                      BOCA RESEARCH, INC. AND SUBSIDIARIES
          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             YEAR ENDED DECEMBER 31,


                                                                            Additions
                                                            Balance        Charged to      Charged to                    Balance
                                                         at Beginning       Costs and         Other                      at End
              Description                                   of Year         Expenses        Accounts     Deductions      of Year
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------

                   1997
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------
Allowance for Sales Returns,
 Allowances and Price Protection                          $2,625,000               --          --        1,325,000    $1,300,000
Allowance for Doubtful Accounts                            1,326,008        2,628,601          --        2,554,609     1,400,000
Allowance for Inventory Obsolescence                       2,400,000        2,886,000          --        1,786,000     3,500,000
Allowance for Product Warranties                             296,000           60,000          --               --       356,000

                   1998
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------
Allowance for Sales Returns,
 Allowances and Price Protection                          $1,300,000           27,055       834,000 (1)         --    $2,161,055
Allowance for Doubtful Accounts                            1,400,000          985,399       931,257 (1)    785,399     2,531,257
Allowance for Inventory Obsolescence                       3,500,000        1,618,042            --      1,868,042     3,250,000
Allowance for Product Warranties                             356,000           10,000     1,111,000 (1)         --     1,477,000

                   1999
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------
Allowance for Sales Returns,
 Allowances and Price Protection                          $2,161,055               --            --        153,713    $2,007,342
Allowance for Doubtful Accounts                            2,531,257           65,388            --        515,388     2,081,257
Allowance for Inventory Obsolescence                       3,250,000        3,677,280            --      1,817,280     5,110,000
Allowance for Product Warranties                           1,477,000           83,000            --        367,000     1,193,000

-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------

           (1) Includes the balances relating to the acquisition of the modem business of Global Village Communications, Inc.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

    In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 22, 2000. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

        The Financial Statements and Schedules filed as part of this Annual Report on Form 10-K are listed in the index for Item 8.

    (b) Reports on Form 8-K

        No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

    (c)  Exhibits

Exhibit No.                             Title
-----------                             -----
(1)2.1    --   Agreement of Merger dated March 2, 1992 between the Company and
                Boca Research Holding, Inc.
(1)2.2    --   Agreement of Merger dated December 22, 1992 between the Company and Boca Research Incorporated Manufacturing, Inc.
(2)2.3    --   Asset Purchase Agreement dated July 2, 1993 between Complete
                Acquisition Corp. and The Complete PC, Inc.
(1)3.1    --   Amended and Restated Articles of Incorporation of the Company.
(1)3.2    --   By-Laws of the Company.
(1)10.1   --   Non-Qualified Stock Option Plan.
(1)10.2   --   1992 Stock Option Plan.
(1)10.3   --   1992 Employee Stock Purchase Plan.
(1)10.4   --   1992 Non-Employee Director Stock Option Plan.
(1)10.5   --   Lease Agreement between the Company and Catexor Limited
                Partnership I dated October 4, 1990, as amended and supplemented pursuant to the First Addendum to Lease dated October 4, 1990,
                Second Addendum to Lease dated October 4, 1990, Third Addendum to Lease dated December 1, 1991 and Fourth Addendum to Lease dated January 9, 1992.
(1)10.10  --   Distributor Contract dated August 16, 1991 between Tech Data
                Corporation and the Company.
(1)10.11  --   Form of Indemnification Agreement between the Company and its directors and Officers.
(3)10.12  --   Standard Commercial Lease between Equitable Pacific Partners
                Limited Partnership and the Company.
(4)10.13  --   Employment Agreement, dated as of April 24, 1995, between
                Anthony F. Zalenski and the Company.
(5)10.15  --   Joint Venture Agreement dated September 25, 1995 between
                Hitechniaga Sdn Bhd and the Company.
(6)10.16  --   Amended Revolving Credit Agreement between the Company, Boca
                Research International, Inc., Boca Research Holland B.V., Inc.,
                Complete Acquisition Corp., Boca Research of Delaware, Inc. and
                First Union National Bank of Florida dated as of December 31,
                1997.
(6)10.17  --   1996 Non-Employee Director Stock Option Plan.
(7)10.18  --   Consulting Agreement dated October 4, 1996 by and among the
                Company, ArgoQuest, Inc. and Jason Barzilay.
(8)10.19  --   Employment agreement, dated as of October 16, 1998, between
                Robert W. Ferguson and the Company.
(9)10.21  --   Extension to Employment agreement, dated as of March 31, 1999, between Robert W. Ferguson and the Company.
(10)10.22 --   Employment agreement, dated as of August 1, 1999, between Robert
                P. Heinlein and  the Company.
10.23     --   Employment agreement, dated as of November 8, 1999, between Cecil
                Dye and the Company.
10.24     --   Employment agreement, dated as of November 30, 1999, between
                Martha Ritchason and the Company.
10.25     --   Employment agreement, dated as of January 13, 2000, between Alex
                Oprescu and the Company.
10.26     --   Employment agreement, dated as of March 17, 2000, between Larry
                L. Light and the Company.
10.27     --   Asset Purchase Agreement, dated as of January 24, 2000, between
                Boundless Technologies, Inc. and the Company.
10.28     --   Assignment and Assumption Agreement dated as of March 3, 2000, between Boundless Technologies, Inc. and Boundless Manufacturing
                Services, Inc.
10.29     --   Promissory Note dated March 3, 2000, issued by Boundless
                Manufacturing Services, Inc. made in favor of the Company.
(11)10.30 --   Supply Agreement dated as of March 3, 2000, by and between
                Boundless Manufacturing Services, Inc. and the Company.
21.1      --    Subsidiaries of the Company.
23.1      --    Consent of Deloitte & Touche LLP.
27.1      --    Financial Data Schedule.


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

(8) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(9) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(10) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(11) Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BOCA RESEARCH, INC.


                                                 By:  /s/ ROBERT W. FERGUSON
                                                      ----------------------
                                                 Name:  Robert W. Ferguson
                                                 Title: Chief Executive Officer
                                                        and Chairman of the
                                                        Board of Directors

Date:  March 29, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                            Title                             Date
              ---------                            -----                             ----
     /S/ ROBERT W. FERGUSON           President, Chief Executive Officer        March 29, 2000
---------------------------------     and a Director (Principal Executive
         Robert W. Ferguson           Officer)


     /S/ ROBERT P. HEINLEIN           Executive Vice President and General      March 29, 2000
---------------------------------     Manager (Principal Financial Officer
         Robert P. Heinlein           and Principal Accounting Officer)


     /S/ ROBERT W. FERGUSON           Director                                  March 29, 2000
---------------------------------
         Robert W. Ferguson


     /S/ H. RIC LUHRS                 Director                                  March 29, 2000
---------------------------------
         H. Ric Luhrs


     /S/ DOUGLAS K. RABORN            Director                                  March 29, 2000
---------------------------------
         Douglas K. Raborn


                                      Director                                  March 29, 2000
---------------------------------
         Joseph M. O'Donnell


     /S/ ARTHUR R. WYATT              Director                                  March 29, 2000
---------------------------------
         Arthur R. Wyatt


     /S/ BLAINE DAVIS                 Director                                  March 29, 2000
---------------------------------
         Blaine Davis


     /S/ EDWARD WILL                  Director                                  March 29, 2000
---------------------------------
         Edward Will


     /S/ KARL GRUNS                   Director                                  March 29, 2000
---------------------------------
         Karl Gruns


                                      Director                                  March 29, 2000
---------------------------------
         Michael S. Polacek


     /S/ BERNARD A. CARBALLO          Director                                  March 29, 2000
---------------------------------
         Bernard A. Carballo


Exhibit 10.23

                              EMPLOYMENT AGREEMENT


         This Agreement is made as of the 8th day of November, 1999, between Boca Global, Inc., a Florida corporation (the "Company"), and Cecil Dye (the "Employee").

                                    RECITALS

         WHEREAS, the Company desires to employ the Employee as Executive Vice President of Sales and Marketing of Boca Global, Inc., and the Employee desires to serve as Executive Vice President of Sales and Marketing, on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, each intending to be legally bound hereby, agree as follows:

         1. Employment. The company hereby employs the Employee as Executive Vice President of Sales and Marketing of the Company, and the Employee accepts such employment for the term of employment specified in Section 3 below (the "Employment Term"). During the Employment Term, the Employee shall, subject to the direction of the President of the Company, oversee and direct the sales and marketing operations of the Company and perform such other duties as may from time to time be assigned to him by the President of the Company.

         2. Performance. The Employee agrees to devote his best efforts and all of his business time to the performance of his duties hereunder during the Employment Term.

         3. Employment Term. The Employment Term shall begin on the 8th day of November, 1999, and shall continue until terminated in accordance with the terms of this Agreement (the "Employment Term").

         4. Compensation.

            (a) Salary. During the Employment Term, the Company shall pay the Employee a base salary, payable in equal monthly installments of $14,583.34, subject to withholding and other applicable taxes. Additionally, commissions shall be paid to the Employee in accordance with the Employment Letter attached hereto.

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

            (d) Stock Options. The vesting of all of the Employee's existing options will automatically accelerate and become fully vested immediately upon a "Change of Control." "Change of Control," for purposes of this Agreement, shall mean the occurrence of any of the following events:

                i) any merger or consolidation of the Company with any other persons in which the Company is not the surviving company,

                ii) any sale of all of substantially all of the assets of the
            Company to any other person resulting in the Company leaving the telecommunications industry,

                iii) the acquisition by any person of 40% or more of the
            outstanding voting stock of the Company, or

                iv) the election of any directors of the Company if such
            directors were not nominated for election as directors by the Board of Directors of the Company and if such directors constitute a majority of all of the members of the Board of Directors of the Company.

         5. Expenses. The Employee shall be reimbursed by the Company for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with the policies established by the Board of Directors from time to time and upon receipt of appropriate documentation.

         6. Agreement Not to Compete. The Employee agrees that during the Employment Term and any Subsequent Employment Term and during the Non-Competition Period (defined below) he will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market). The "Non-Competition Period" shall mean the period ending one year after either (a)the termination of his employment hereunder by the Company , provided that the Company continues to comply with its obligations under Section 8(b) hereof during such one year period, or (b)the termination of his employment hereunder by virtue of the Employee's resignation, unless such resignation is for Good Reason (as defined below). The Employee further agrees that during the Non-Competition Period, except in connection with the performance of services hereunder, he will not in any capacity, either separately, jointly or in association with others, directly or indirection, solicit or contact with regard to a business competitor of the Company any of the Company's employees, consultants, agents or suppliers, customers or prospects, as shown by the Company's records, that were employees, consultants, agents, suppliers, customers or prospects of the Company at any time during the year immediately preceding the termination of employment hereunder. For purposes of this Agreement, "Good Reason" shall mean the resignation of the Employee due to (a)a material change in the Employee's duties and responsibilities which interfere with his ability to manage the affairs of the Company, (b)a material modification of the Employee's duties hereunder such that such duties are not consistent with the duties of an Executive Vice President of Sales and Marketing of a company of similar size and in a similar business as the Company, or (c)a Change of Control arising out of any merger or consolidation of the Company with any other person in which the Company is not the surviving company or any sale of all or substantially all of the assets of the Company to any other person.

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

         (b) Without Cause by the Company. If the Employee's employment is terminated by the Company without Cause pursuant to Section 8(d), the Employee's salary and other benefits specified in Section 4 shall cease at the time of such termination, provided, however, that the Employee shall be entitled to be paid for all accrued unused vacation. The Employee shall be entitled to receive one year's annual base salary which exists as of the time of termination, payable in twelve (12) equal monthly installments commencing on the 1st day of the month following termination, as "Severance Pay." The Employee shall not be required to mitigate the amount of any payment provided for in this Section 9(b) by seeking other employment or otherwise; provided, however, that if the Employee accepts any other employment for compensation of any kind, deferred or otherwise, during such period during which the said Severance Pay is being made, such Severance Pay shall terminate and the Company shall be under no further obligations to Employee therefor except that he shall be entitled to participate in the Company's group insurance plans to the extent required by law. In the event of such termination whereby the Severance Pay is being made as provided above, Employee's employment shall be deemed to continue during such period that the severance payments are being made, exclusively for the purpose of exercising options and not for further vesting purposes, pursuant to the 1992 Employee Stock Option Plan and for the purpose of Employee's continuing on the Company's group medical, dental, and life insurance plans.

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

                  If to the Employee:
                       Cecil Dye
                       _______________________________
                       _______________________________

                  If to the Company:
                       Boca Global, Inc.
                       C/O Boca Research
                       1377 Clint Moore Road
                       Boca Raton, Florida 33487
                       Attn:  Chairman


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


                                     BOCA GLOBAL, INC.

                                     By:/S/ Robert W. Ferguson
                                        ----------------------
                                        Name:  Robert W. Ferguson
                                        Title: Chairman & CEO

                                     EMPLOYEE

                                             /S/ Cecil Dye
                                             -------------
                                        Name: Cecil Dye

Exhibit 10.24

                              EMPLOYMENT AGREEMENT

         This Agreement is made as of the 30th day of November, 1999, between Boca Research, Inc., a Florida corporation (the "Company"), and Martha Ritchason (the "Employee").

                                    RECITALS

         WHEREAS, the Company desires to employ the Employee as Vice President of Human Resources of the Company, and the Employee desires to serve as Vice President of Human Resources of the Company, on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, each intending to be legally bound hereby, agree as follows:

         1. Employment. The company hereby employs the Employee as Vice President of Human Resources of the Company, and the Employee accepts such employment for the term of employment specified in Section 3 below (the "Employment Term"). During the Employment Term, the Employee shall, subject to the direction of the President of the Company, oversee and direct the human resources operations of the Company and perform such other duties as may from time to time be assigned to her by the President of the Company.

         2. Performance. The Employee agrees to devote her best efforts and all of her business time to the performance of her duties hereunder during the Employment Term.

         3. Employment Term. The Employment Term shall begin on the date first above written and shall continue until terminated in accordance with the terms of this Agreement (the "Employment Term").

         4. Compensation.

            (a) Salary. During the Employment Term, the Company shall pay the Employee a base salary, payable in equal biweekly installments, subject to withholding and other applicable taxes, at an annual rate of One Hundred Forty-four Thousand and no/100 Dollars ($144,000.00).

            (b) Insurance; Other Benefits. The Employee shall be entitled to participate in all employee benefit plans now existing or hereinafter established by the Company, including, but not limited to, medical/dental insurance plans, group life and disability insurance plans, 401(k) Plan, pension, profit sharing or bonus plans, Employee Stock Purchase Plan, and any other employee benefit plan or arrangement made available to executive officers of the Company. For the purpose of determining

Long Term Disability and Life Insurance benefits the Employee's base compensation shall be equal to her base salary.

            (c) Vacation. The Employee shall be entitled to take paid vacation during each calendar year of the Employment Term as provided for in the Company's personnel policy as it exists from time to time, to be taken at such time or times as shall be mutually convenient and consistent with her duties and obligations to the Company.

            (d) Stock Options. The vesting of all of the Employee's existing options will automatically accelerate and become fully vested immediately upon a "Change of Control." "Change of Control," for purposes of this Agreement, shall mean the occurrence of any of the following events:

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

                  Notwithstanding the foregoing, in the event the Employee shall have been employed by the Company or any of its subsidiaries for less than three
(3) years from her first date of hire, and in the event a Change of Control occurs as above defined, only those options which would otherwise have vested during such year in which the event of Change of Control occurs shall accelerate and vest as a result of such Change of Control.

         5. Expenses. The Employee shall be reimbursed by the Company for all reasonable expenses incurred by her in connection with the performance of her duties hereunder in accordance with the policies established by the Board of Directors from time to time and upon receipt of appropriate documentation.

         6. Agreement Not to Compete. The Employee agrees that during the Employment Term and any Subsequent Employment Term and during the Non-Competition Period (defined below) she will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market). The "Non-Competition Period" shall mean the period ending one year after either (a)the termination of her employment hereunder by the Company , provided that the Company continues to comply with its obligations under Section 8(b) hereof during such one year period, or (b)the termination of her employment hereunder by virtue of the Employee's resignation, unless such resignation is for Good Reason (as defined below). The Employee further agrees that during the Non-Competition Period, except in connection with the performance of services hereunder, she will not in any capacity, either separately, jointly or in association with others, directly or indirection, solicit or contact with regard to a business competitor of the Company any of the Company's employees, consultants, agents or suppliers, customers or prospects, as shown by the Company's records, that were employees, consultants, agents, suppliers, customers or prospects of the Company at any time during the year immediately preceding the termination of employment hereunder. For purposes of this Agreement, "Good Reason" shall mean the resignation of the Employee due to (a)a material change in the Employee's duties and responsibilities which interfere with her ability to manage the affairs of the Company, (b)a material modification of the Employee's duties hereunder such that such duties are not consistent with the duties of a Vice President of Human Resources of a company of similar size and in a similar business as the Company, or (c)a Change of Control arising out of any merger or consolidation of the Company with any other person in which the Company is not the surviving company or any sale of all or substantially all of the assets of the Company to any other person.

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

            (c) Termination Upon Death or Disability. The Employee's employment hereunder shall automatically terminate upon the Employee's death or upon her inability to perform her duties hereunder by reason of any mental, physical or other disability for a period of at least six consecutive months, as determined by a qualified physician selected by the Employee from a list of five physicians selected by the Company.

            (d) Termination by the Company Without Cause.  The Company shall have the right to terminate the Employee's employment at any time for any reason without Cause.

            (e) Resignation by Employee. The Employee shall have the right to resign her employment with the Company, in good standing, provided a 60 day notice is given, at any time for any reason.

         9. Effect of Termination of Employment.

            (a) With Cause; Resignation; Death or Disability. If the Employee's employment is terminated with Cause pursuant to Section 8(b), if the Employee's employment is terminated by the death or disability of the Employee pursuant to
Section 8(c), or if the Employee elects to terminate her employment, the Employee's salary and other benefits specified in Section 4 shall cease at the time of such termination; provided, however, that the Employee shall be paid for all accrued and unused vacation and be entitled to continue to participate in the Company's medical benefit plans to the extent required by law. Further, the Employee shall be entitled to such life insurance and/or disability benefits in the event of a death or disability as the Company provides pursuant to Section 4(b) above, which for information purposes only, amounts to life insurance coverage equal to two times the Employee's base salary, subject to certain caps and limitations under the coverage. This provision shall not be construed as requiring the Company to carry any certain amounts of insurance and the same may change from time to time.

            (b) Without Cause by the Company. If the Employee's employment is terminated by the Company without Cause pursuant to Section 8(d), the Employee's salary and other benefits specified in Section 4 shall cease at the time of such termination, provided, however, that the Employee shall be entitled to be paid for all accrued unused vacation. The Employee shall be entitled to receive one year's annual base salary which exists as of the time of termination, payable in twelve (12) equal monthly installments commencing on the 1st day of the month following termination, as "Severance Pay." The Employee shall not be required to mitigate the amount of any payment provided for in this Section 9(b) by seeking other employment or otherwise; provided, however, that if the Employee accepts any other employment for compensation of any kind, deferred or otherwise, during such period during which the said Severance Pay is being made, such Severance Pay shall terminate and the Company shall be under no further obligations to Employee therefor except that she shall be entitled to participate in the Company's group insurance plans to the extent required by law. Further, provided Employee shall have been continuously employed by the Company for a period of three (3) years prior to such termination, all existing stock options possessed by the Employee shall be deemed immediately vested, subject to the terms of the 1992 Employee Stock Option Plan. In the event of such termination whereby the Severance Pay is being made as provided above, Employee's employment shall be deemed to continue during such period that the severance payments are being made, exclusively for the purpose of exercising options pursuant to the 1992 Employee Stock Option Plan and for the purpose of Employee's continuing on the Company's group medical, dental, and life insurance plans.

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

         11. Notice. Any notices required or permitted hereunder shall be in writing and shall be deemed to have been given when personally delivered or when mailed, certified or registered mail, postage prepaid, to the following addresses or such other address as to which notice is given in the manner provided herein:

                  If to the Employee:
                       Martha Ritchason
                       6390 Via Tierra
                       Boca Raton, FL  33433

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

             (b) Assignability. The Employee may not assign her interest in or delegate her duties under this Agreement. The Company may not assign the Agreement or the rights and obligations hereunder without consent of Employee.

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

             (d) Binding Effect; Successors. This Agreement shall be binding upon and inure to the benefit of the Company, its permitted successors and assigns and the

Employee, her representatives and heirs. The Company will require that any successor (whether direct or indirect, by purchase of stock or assets, by merger, by consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, together with such successor's ultimate parent corporation (if any), will be jointly and severally liable for the obligations owed to the Employee hereunder and will perform this Agreement in the same manner and to the same extent that the Company is obligated to perform it. Any succession shall not, however, relieve or alter the Company's continuing liability for all obligations owing to the Employee hereunder. The Employee acknowledges and understands, however, that the Employee's employment by a successor to the Company, if consistent with the terms and provisions of this Agreement, will not be deemed a termination of the Executive's employment with the Company.

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


                                     BOCA RESEARCH, INC.

                                     By: /S/ Anthony F. Zalenski
                                         -----------------------
                                         Name:  Anthony F. Zalenski
                                         Title: President and CEO

                                     EMPLOYEE

                                              /S/ Martha Ritchason
                                              --------------------
                                         Name:  Martha Ritchason

Exhibit 10.25

                              EMPLOYMENT AGREEMENT

         This Agreement is made as of the 13th day of January, 2000, between Boca Research, Inc., a Florida corporation (the "Company"), and Alex Oprescu (the "Employee").

                                    RECITALS

         WHEREAS, the Company desires to employ the Employee as Senior Vice President - Worldwide Business Development of the Company, and the Employee desires to serve as Senior Vice President - Worldwide Business Development of the Company, on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, each intending to be legally bound hereby, agree as follows:

         1. Employment. The company hereby employs the Employee as Senior Vice President - Worldwide Business Development of the Company, and the Employee accepts such employment for the term of employment specified in Section 3 below (the "Employment Term"). During the Employment Term, the Employee shall, subject to the direction of the President of the Company, oversee and direct the business development operations of the Company and perform such other duties as may from time to time be assigned to him by the President of the Company.

         2. Performance. The Employee agrees to devote his best efforts and all of his business time to the performance of his duties hereunder during the Employment Term.

         3. Employment Term. The Employment Term shall begin on the date first above written and shall continue until terminated in accordance with the terms of this Agreement (the "Employment Term").

         4. Compensation.

            (a) Salary. During the Employment Term, the Company shall pay the Employee a base salary, payable in equal biweekly installments, subject to withholding and other applicable taxes, at an annual rate of One Hundred Twenty Thousand and no/100 Dollars ($120,000.00).

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

            Notwithstanding the foregoing, in the event the Employee shall have been employed by the Company or any of its subsidiaries for less than three (3) years from his first date of hire, and in the event a Change of Control occurs as above defined, only those options which would otherwise have vested during such year in which the event of Change of Control occurs shall accelerate and vest as a result of such Change of Control.

         5. Expenses. The Employee shall be reimbursed by the Company for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with the policies established by the Board of Directors from time to time and upon receipt of appropriate documentation.

         6. Agreement Not to Compete. The Employee agrees that during the Employment Term and any Subsequent Employment Term and during the Non-Competition Period (defined below) he will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market). The "Non-Competition Period" shall mean the period ending one year after either (a)the termination of his employment hereunder by the Company , provided that the Company continues to comply with its obligations under Section 8(b) hereof during such one year period, or (b)the termination of his employment hereunder by virtue of the Employee's resignation, unless such resignation is for Good Reason (as defined below). The Employee further agrees that during the Non-Competition Period, except in connection with the performance of services hereunder, he will not in any capacity, either separately, jointly or in association with others, directly or indirection, solicit or contact with regard to a business competitor of the Company any of the Company's employees, consultants, agents or suppliers, customers or prospects, as shown by the Company's records, that were employees, consultants, agents, suppliers, customers or prospects of the Company at any time during the year immediately preceding the termination of employment hereunder. For purposes of this Agreement, "Good Reason" shall mean the resignation of the Employee due to (a)a material change in the Employee's duties and responsibilities which interfere with his ability to manage the affairs of the Company, (b)a material modification of the Employee's duties hereunder such that such duties are not consistent with the duties of a Senior Vice President - Worldwide Business Development of a company of similar size and in a similar business as the Company, or (c)a Change of Control arising out of any merger or consolidation of the Company with any other person in which the Company is not the surviving company or any sale of all or substantially all of the assets of the Company to any other person.

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

         (b) Without Cause by the Company. If the Employee's employment is terminated by the Company without Cause pursuant to Section 8(d), the Employee's salary and other benefits specified in Section 4 shall cease at the time of such termination, provided, however, that the Employee shall be entitled to be paid for all accrued unused vacation. The Employee shall be entitled to receive one year's annual base salary which exists as of the time of termination, payable in twelve (12) equal monthly installments commencing on the 1st day of the month following termination, as "Severance Pay." The Employee shall not be required to mitigate the amount of any payment provided for in this Section 9(b) by seeking other employment or otherwise; provided, however, that if the Employee accepts any other employment for compensation of any kind, deferred or otherwise, during such period during which the said Severance Pay is being made, such Severance Pay shall terminate and the Company shall be under no further obligations to Employee therefor except that he shall be entitled to participate in the Company's group insurance plans to the extent required by law. Further, provided Employee shall have been continuously employed by the Company for a period of three (3) years prior to such termination, all existing stock options possessed by the Employee shall be deemed immediately vested, subject to the terms of the 1992 Employee Stock Option Plan. In the event of such termination whereby the Severance Pay is being made as provided above, Employee's employment shall be deemed to continue during such period that the severance payments are being made, exclusively for the purpose of exercising options pursuant to the 1992 Employee Stock Option Plan and for the purpose of Employee's continuing on the Company's group medical, dental, and life insurance plans.

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

                  If to the Employee:
                       Alex Oprescu
                       _____________________________
                       _____________________________
                  If to the Company:
                       Boca Research, Inc.
                       1377 Clint Moore Road
                       Boca Raton, Florida 33487
                       Attn:  Chairman


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


                                      BOCA RESEARCH, INC.

                                      By: /S/ Robert W. Ferguson
                                          ----------------------
                                          Name:  Robert W. Ferguson
                                          Title: Chief Executive Officer

                                      EMPLOYEE


                                               /S/ Alex Oprescu
                                               ----------------
                                          Name:  Alex Oprescu

Exhibit 10.26

                              EMPLOYMENT AGREEMENT

         This Agreement is made as of the 17th day of March, 2000, between Boca Research, Inc., a Florida corporation (the "Company"), and Larry L. Light (the "Employee").

                                    RECITALS

         WHEREAS, the Company desires to employ the Employee as Chief Operating Officer of Inprimis Technologies, Inc., a subsidiary of the Company, and the Employee desires to serve as Chief Operating Officer of Inprimis Technologies, Inc., on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, each intending to be legally bound hereby, agree as follows:

         1. Employment. The company hereby employs the Employee as Chief Operating Officer of Inprimis Technologies, Inc., a subsidiary of the Company, and the Employee accepts such employment for the term of employment specified in
Section 3 below (the "Employment Term"). During the Employment Term, the Employee shall, subject to the direction of the President of the Company, oversee and direct the operations of Inprimis Technologies, Inc. and perform such other duties as may from time to time be assigned to him by the President of the Company.

         2. Performance. The Employee agrees to devote his best efforts and all of his business time to the performance of his duties hereunder during the Employment Term.

         3. Employment Term. The Employment Term shall begin on the date first above written and shall continue until terminated in accordance with the terms of this Agreement (the "Employment Term").

         4. Compensation.

            (a) Salary. During the Employment Term, the Company shall pay the Employee a base salary, payable in equal biweekly installments, subject to withholding and other applicable taxes, at an annual rate of Two Hundred Thousand and no/100 Dollars ($200,000.00).

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

                  Notwithstanding the foregoing, in the event the Employee shall have been employed by the Company or any of its subsidiaries for less than three
(3) years after his first date of hire, and in the event a Change of Control occurs as above defined, only those options which would otherwise have vested during such year in which the event of Change of Control occurs shall accelerate and vest as a result of such Change of Control.

         5. Expenses. The Employee shall be reimbursed by the Company for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with the policies established by the Board of Directors from time to time and upon receipt of appropriate documentation.

         6. Agreement Not to Compete. The Employee agrees that during the Employment Term and any Subsequent Employment Term and during the Non-Competition Period (defined below) he will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market). The "Non-Competition Period" shall mean the period ending one year after either (a)the termination of his employment hereunder by the Company , provided that the Company continues to comply with its obligations under Section 8(b) hereof during such one year period, or (b)the termination of his employment hereunder by virtue of the Employee's resignation, unless such resignation is for Good Reason (as defined below). The Employee further agrees that during the Non-Competition Period, except in connection with the performance of services hereunder, he will not in any capacity, either separately, jointly or in association with others, directly or indirection, solicit or contact with regard to a business competitor of the Company any of the Company's employees, consultants, agents or suppliers, customers or prospects, as shown by the Company's records, that were employees, consultants, agents, suppliers, customers or prospects of the Company at any time during the year immediately preceding the termination of employment hereunder. For purposes of this Agreement, "Good Reason" shall mean the resignation of the Employee due to (a)a material change in the Employee's duties and responsibilities which interfere with his ability to manage the affairs of the Company, (b)a material modification of the Employee's duties hereunder such that such duties are not consistent with the duties of a Chief Technology Officer of a company of similar size and in a similar business as the Company, or (c)a Change of Control arising out of any merger or consolidation of the Company with any other person in which the Company is not the surviving company or any sale of all or substantially all of the assets of the Company to any other person.

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

         (b) Without Cause by the Company. If the Employee's employment is terminated by the Company without Cause pursuant to Section 8(d), the Employee's salary and other benefits specified in Section 4 shall cease at the time of such termination, provided, however, that the Employee shall be entitled to be paid for all accrued unused vacation. The Employee shall be entitled to receive one year's annual base salary which exists as of the time of termination, payable in twelve (12) equal monthly installments commencing on the 1st day of the month following termination, as "Severance Pay." The Employee shall not be required to mitigate the amount of any payment provided for in this Section 9(b) by seeking other employment or otherwise; provided, however, that if the Employee accepts any other employment for compensation of any kind, deferred or otherwise, during such period during which the said Severance Pay is being made, such Severance Pay shall terminate and the Company shall be under no further obligations to Employee therefor except that he shall be entitled to participate in the Company's group insurance plans to the extent required by law. Further, provided Employee shall have been continuously employed by the Company for a period of three (3) years prior to such termination, all existing stock options possessed by the Employee shall be deemed immediately vested, subject to the terms of the 1992 Employee Stock Option Plan. In the event of such termination whereby the Severance Pay is being made as provided above, Employee's employment shall be deemed to continue during such period that the severance payments are being made, exclusively for the purpose of exercising options pursuant to the 1992 Employee Stock Option Plan and for the purpose of Employee's continuing on the Company's group medical, dental, and life insurance plans.

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

                  If to the Employee:
                       Larry L. Light
                       _____________________________
                       _____________________________


                  If to the Company:
                       Boca Research, Inc.
                       1601 Clint Moore Road
                       Boca Raton, Florida 33487
                       Attn:  Chairman


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


                                   BOCA RESEARCH, INC.

                                   By: /S/ Robert W. Ferguson
                                       ----------------------
                                       Name:  Robert W. Ferguson
                                       Title: Chairman & CEO

                                   EMPLOYEE


                                             /S/ Larry L. Light
                                             ------------------
                                       Name:  Larry L. Light

Exhibit 10.27


                            ASSET PURCHASE AGREEMENT
                                 BY AND BETWEEN
                          BOUNDLESS TECHNOLOGIES, INC.
                                      AND
                              BOCA RESEARCH, INC.

                                TABLE OF CONTENTS
                                                                          Page
                                                                          ----

ARTICLE 1 DEFINITIONS.......................................................2
---------------------

    1.1     Definitions.....................................................3
    ---     -----------


ARTICLE 2 PURCHASE AND CONSIDERATION.......................................14
------------------------------------

    2.1     Purchase and Sale of Assets to be Transferred..................14
    ---     ---------------------------------------------
    2.2     Assets Not to be Transferred...................................15
    ---     ----------------------------
    2.3     Liabilities and Obligations....................................16
    ---     ---------------------------
    2.4     Consideration..................................................16
    ---     -------------
    2.5     Transfer Taxes.................................................17
    ---     --------------

ARTICLE 3 CLOSING..........................................................17
-----------------

    3.1     The Closing....................................................17
    ---     -----------
    3.2     Payment........................................................17
    ---     -------
    3.3     Buyer's Additional Deliveries..................................18
    ---     -----------------------------
    3.4     Seller's Deliveries............................................18
    ---     -------------------

ARTICLE 4 REPRESENTATIONS AND WARRANTIES OF SELLER.........................20
--------------------------------------------------

    4.1     Organization of Seller.........................................20
    ---     ----------------------
    4.2     Authorization..................................................20
    ---     -------------
    4.3     Taxes..........................................................22
    ---     -----
    4.4     Condition of Assets............................................22
    ---     -------------------
    4.5     Governmental Permits...........................................22
    ---     --------------------
    4.6     Title to Tangible Property.....................................23
    ---     --------------------------
    4.7     Intellectual Property..........................................24
    ---     ---------------------
    4.8     Employees......................................................24
    ---     ---------
    4.9     Contracts......................................................26
    ---     ---------
    4.10    No Violation, Litigation or Regulatory Action..................27
    ----    ---------------------------------------------
    4.11    Environmental Matters..........................................27
    ----    ---------------------
    4.12    Financial Data.................................................31
    ----    --------------
    4.13    No Finder......................................................31
    ----    ---------
    4.14    Leased Facility................................................31
    ----    ---------------
    4.15    Disclosure.....................................................34
    ----    ----------
    4.16    HR Representation..............................................34
    ----    -----------------
    4.17    Year 2000 Compliance...........................................35
    ----    --------------------
    4.18    Seller Diligence...............................................35
    ----    ----------------

ARTICLE 5 REPRESENTATIONS AND WARRANTIES OF BUYER..........................35
-------------------------------------------------

    5.1     Organization of Buyer..........................................35
    ---     ---------------------
    5.2     Authorization..................................................36
    ---     -------------
    5.3     No Finder......................................................37
    ---     ---------
    5.4     Cash Consideration.............................................37
    ---     ------------------
    5.5     Buyer Diligence................................................37
    ---     ---------------

    5.6     Continuation of Operations and Employment......................37
    ---     -----------------------------------------

ARTICLE 6 ACTION PRIOR TO THE CLOSING DATE.................................38
------------------------------------------

    6.1     Investigation of the Operations by Buyer.......................38
    ---     ----------------------------------------
    6.2     Preserve Accuracy of Representations and Warranties............39
    ---     ---------------------------------------------------
    6.3     Transferred Agreements, Transferred Assets and the New Lease...39
    ---     ------------------------------------------------------------
    6.4     Notice of Certain Matters......................................40
    ---     -------------------------
    6.5     Operations Prior to the Closing................................41
    ---     -------------------------------
    6.6     Confidentiality................................................43
    ---     ---------------
    6.7     Leased Facility, Purchased Assets, Books, Records, and Reports.44
    ---     --------------------------------------------------------------

ARTICLE 7 ADDITIONAL AGREEMENTS............................................45
-------------------------------

    7.1     Employees......................................................45
    ---     ---------
    7.2     Taxes..........................................................47
    ---     -----
    7.3     Product Warranty...............................................48
    ---     ----------------
    7.4     Inspection of Leased Facility..................................48
    ---     -----------------------------
    7.5     Bulk Transfer and Other Laws...................................48
    ---     ----------------------------
    7.6     Non-Competition................................................49
    ---     ---------------
    7.7     8-K Filing.....................................................49
    ---     ----------
    7.8     Exclusive Dealings.............................................49
    ---     ------------------

ARTICLE 8 CONDITIONS PRECEDENT TO OBLIGATIONS OF BUYER.....................50
------------------------------------------------------

    8.1     No Misrepresentation or Breach of Covenants and Warranties.....50
    ---     ----------------------------------------------------------
    8.2     No Restraint or Litigation.....................................50
    ---     --------------------------
    8.3     Necessary Approvals............................................50
    ---     -------------------
    8.4     Employees......................................................51
    ---     ---------
    8.5     Additional Agreements..........................................51
    ---     ---------------------
    8.6     No Material Adverse Change.....................................51
    ---     --------------------------
    8.7     New Lease......................................................51
    ---     ---------
    8.8     Consent of Lenders.............................................51
    ---     ------------------
    8.9     Legal Opinion..................................................51
    ---     -------------
    8.10    Deliverables...................................................52
    ----    ------------
    8.11    Casualties.....................................................52
    ----    ----------
    8.12    Due Diligence..................................................52
    ----    -------------

ARTICLE 9 CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER....................53
-------------------------------------------------------

    9.1     No Misrepresentation or Breach of Covenants and Warranties.....53
    ---     ----------------------------------------------------------
    9.2     No Restraint or Litigation.....................................53
    ---     --------------------------
    9.3     Necessary Governmental Approvals...............................54
    ---     --------------------------------
    9.4     Additional Agreements..........................................54
    ---     ---------------------
    9.5     Legal Opinion..................................................54
    ---     -------------
    9.6     Finova Revolver................................................55
    ---     ---------------
    9.7     New Lease......................................................55
    ---     ---------

ARTICLE 10 INDEMNIFICATION.................................................55
--------------------------

    10.1    Indemnification by Seller......................................55
    ----    -------------------------
    10.2    Indemnification by Buyer.......................................56
    ----    ------------------------
    10.3    Notice of Claims...............................................58
    ----    ----------------
    10.4    Third Person Claims............................................58
    ----    -------------------
    10.5    Environmental Indemnification by Seller........................61
    ----    ---------------------------------------
    10.6    Environmental Indemnification by Buyer.........................62
    ----    --------------------------------------
    10.7    Limitation on Amount...........................................65
    ----    --------------------

ARTICLE 11 TERMINATION.....................................................65
----------------------

    11.1    Termination....................................................65
    ----    -----------
    11.2    Notice of Termination..........................................66
    ----    ---------------------
    11.3    Effect of Termination..........................................66
    ----    ---------------------

ARTICLE 12 GENERAL PROVISIONS..............................................67
-----------------------------

    12.1    Survival of Obligations........................................67
    ----    -----------------------
    12.2    No Public Announcements........................................67
    ----    -----------------------
    12.3    Notices........................................................67
    ----    -------
    12.4    Successors and Assigns.........................................69
    ----    ----------------------
    12.5    Access to Records After Closing Date...........................69
    ----    ------------------------------------
    12.6    Entire Agreements; Amendments..................................69
    ----    -----------------------------
    12.7    Interpretation.................................................70
    ----    --------------
    12.8    Waivers........................................................70
    ----    -------
    12.9    Expenses.......................................................70
    ----    --------
    12.10   Partial Invalidity.............................................70
    -----   ------------------
    12.11   Execution in Counterparts......................................71
    -----   -------------------------
    12.12   Further Assurances.............................................71
    -----   ------------------
    12.13   Governing Law..................................................72
    -----   -------------
    12.14   Dispute Resolution.............................................72
    -----   ------------------
    12.15   Third Parties..................................................74
    -----   -------------
    12.16   Specific Performance...........................................74
    -----   --------------------
    12.17   Interpretation.................................................75
    -----   --------------

                            ASSET PURCHASE AGREEMENT

         This ASSET PURCHASE AGREEMENT ("Agreement"), dated as of January 24, 2000, by and between Boundless Technologies, Inc., a Delaware corporation
 ("Boundless" or "Buyer") and Boca Research, Inc. ("Boca" or "Seller").

                                    RECITALS

         A. Seller desires to sell, directly or through a subsidiary, certain assets related to its manufacturing operations (the "Operations") at 1377 Clint Moore Road, Boca Raton, Florida, related to the manufacture of the modems and other products set forth on Exhibit A attached hereto (the "Products") and Buyer desires to purchase, directly or through a subsidiary, said assets related to the Operations in accordance with the terms and conditions of this Agreement.

         B. In connection with the sale of the assets related to the Operations by Seller to Buyer, Buyer will offer employment to certain of Seller's employees associated with the Operation to be released by Seller, all in accordance with the terms and conditions of this Agreement.

         C. Seller and Buyer desire that this Agreement constitute an important step in the continuing business relationship between Seller and Buyer.

         NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants, representations, warranties, conditions and agreements herein contained, the parties hereto hereby agree as follows:

                                    ARTICLE 1

                                   DEFINITIONS

         1.1      Definitions

           In this Agreement (including exhibits and schedules), the following terms have the meanings specified or referred to in this Section 1.1 and shall be equally applicable to both the singular and plural forms. Any agreement referred to below shall mean such agreement as amended, supplemented and modified from time to time to the extent permitted by the applicable provisions thereof and by this Agreement.

         "AAA" has the meaning specified in Section 12.14 hereof.

         "Accounts Receivable" means all accounts receivable related to the Operations.

         "Additional Agreements" means all agreements (including exhibits and schedules), instruments and documents being or to be executed and delivered under this Agreement or in connection herewith, including, but not limited to, the following: the Supply Agreement and the Transition Services Agreement.

         "Affiliate" means any entity which controls, is controlled by, or is under common control with, Seller or Buyer, as the case may be. An entity shall be deemed to be in control of another entity if, and for so long as, it owns or controls more than fifty percent (50%) of the shares of the subject entity entitled to vote in the election of directors (or, in the case of an entity that is not a corporation, for the election of the corresponding managing authority) or otherwise possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of a Person, whether through ownership of voting securities or by contract, or otherwise.

         "Assumed Liabilities" has the meaning specified in Section 2.3 hereof.

         "Benefit Arrangement" has the meaning specified in Section 4.8 hereof.

         "Boca" has the meaning specified in the first paragraph of this Agreement.

         "Boundless" has the meaning specified in the first paragraph of this Agreement.

         "Buyer" has the meaning specified in the first paragraph of this Agreement.

         "Buyer Environmental Liabilities" have the meanings specified in
Section 10.6 hereof.

         "Buyer Group Member" means Buyer, its officers, directors, stockholders, agents and Affiliates.

         "Claim" means any pending claim, demand, assessment, legal, administrative or arbitral proceeding, cause of action, notice or demand involving any Person.

         "Claim Notice" has the meaning specified in Section 10.3 hereof.

         "Closing" has the meaning specified in Section 3.1 hereof.

         "Closing Date" has the meaning specified in Section 3.1 hereof.

         "Closing Date Payment" has the meaning specified in Section 3.2 hereof.

         "COBRA" has the meaning specified in Section 4.8 hereof.

         "Code" means the Internal Revenue Code of 1986, as amended.

         "Components" means component parts, raw materials, supplies and other materials which are of a type generally quantified in the bills of materials and which are required for the Operations.

         "Confidentiality Agreement" means the Confidentiality Agreement dated October 21, 1999, between Seller and Buyer, attached as Exhibit A hereto.

         "Contamination" means the presence of any Hazardous Material in the soil, groundwater, surface water, ambient air, or building or other materials constituting the referenced property in a concentration that exceeds the concentration allowed by applicable Environmental Laws, Governmental Orders and other agreements, covenants and restrictions applicable thereto, or requires investigation, remediation, removal, or monitoring under the Environmental Laws.

         "Contracts" has the meaning specified in Section 4.9 hereof.

         "Disclosure Letter" has the meaning specified in the introductory paragraph to Article 4 hereof.

         "Disposal Facility" means all transporters, locations, landfills, disposal sites, storage sites, treatment facilities, recyclers and incinerators to which Hazardous Materials generated at an Operations Property in connection with a Remediation Activity have been transferred or transported for storage, treatment or disposal.

         "Encumbrance" means any lien, claim, charge, security interest, mortgage, pledge, easement, conditional sale or other title retention agreement, defect in title, covenant or other restrictions of any kind.

         "Environmental Laws" mean all Requirements of Laws which relate to any Hazardous Material or the use, handling, transportation, production, spill, leaking, pumping, injection, deposit, disposal, discharge, dispersal, release, threatened release, leaching, migration, emission, sale, or storage of, or the exposure of any Person to, a Hazardous Material.

         "Environmental Matters" means any matter directly relating to or directly resulting from acts or omissions by the Company which result in a violation or a claim of a violation of Environmental Laws including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C.ss.ss.9601 et seq., the Emergency Planning and Community Right-to-Know Act of 1986, 42 U.S.C.ss.ss.11001 et seq., the Resource Conservation and Recovery Act, 42 U.S.C.ss.ss.6901 et seq.., the Toxic Substances Control Act, 15 U.S.C.ss.ss.2601 et seq., the Federal Insecticide, Fungicide, and Rodenticide Act, 7 U.S.C.ss.ss.136 et seq., the Clean Air Act, 42 U.S.C.ss.ss.7401 et seq.., the Clean Water Act (Federal Water Pollution Control
Act), 33 U.S.C.ss.ss.1251 et seq., the Safe Drinking Water Act, 42 U.S.C.ss.ss.300f et seq., the Occupational Safety and Health Act, 29 U.S.C.ss.ss.641 et seq., the Hazardous Materials Transportation Act, 49 U.S.C.ss.ss.1801 et seq., as any of the above statutes have been amended, all rules and regulations promulgated pursuant to any of the above statutes, and other foreign, federal, state or local law, statutes, ordinances, rules or regulations governing Environmental Matters, as the same have been amended, including any common law cause of action providing any right or remedy with respect to Environmental Matters, and all applicable judicial decisions, orders, and decrees relating to Environmental Matters.

         "Environmental Permit" means any approval, permit, license, clearance, transfer approval, condition or consent of any applicable Governmental Body or other person reasonably necessary for the conduct of any Hazardous Material Activity of the Operations as presently conducted under any Environmental Law.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         "Existing Lease" has the meaning specified in Section 4.14(a) hereof.

         "Expenses" means any and all costs and expenses incurred, including, without limitation, court filing fees, court costs, arbitration fees or costs, witness fees, and fees and expenses of legal counsel, investigators, expert witnesses, consultants, accountants and other professionals.

         "GAAP" means the generally accepted accounting principles in the United States.

         "Governmental Body" means any foreign, federal, state, county, local, district, public authority, public agency, or any other political subdivision, public corporation, or governmental or regulatory authority whether foreign or domestic.

         "Governmental Order" means any judgment, order, award or decree of any foreign, federal, state, local or other court or tribunal, or any Governmental Body and any award in any arbitration proceeding.

         "Governmental Permits" has the meaning specified in Section 4.5 hereof.

         "Hazardous Material" means any pollutants, contaminants, hazardous or toxic substances or other material or substance, waste, constituents or chemicals that are prohibited or regulated by or form the basis of liability under any Requirements of Law dealing with the environment including "Environmental Laws" or other matters or that is designated by any applicable Governmental Body to be radioactive, toxic, hazardous or otherwise a danger to health, reproduction or the environment.

         "Hazardous Material Activity" means the transportation, transfer, recycling, storage, use, treatment, manufacture, investigation, removal, remediation, release, exposure of any Person to, or sale or distribution of, any Hazardous Material or any equipment or product containing a Hazardous Material.

         "Indemnified Party" means a Person indemnified pursuant to Section 10.3 hereof.

         "Indemnitor" means a Person providing indemnification pursuant to
Article 10 hereof.

         "Instrument of Assignment" means an instrument of assignment conveying the Purchased Assets to Buyer.

         "Intellectual Property" means (a) inventions, whether or not patentable, whether or not reduced to practice, and whether or not yet made the subject of a pending patent application or applications; (b) ideas and conceptions of potentially patentable subject matter, including without limitation, any patent disclosures, whether or not reduced to practice and whether or not yet made the subject of a pending patent application or applications; (c) all statutory invention registrations, patents, patent registrations and patent applications wherever registered (including all reissues, divisions, continuations, continuations-in-part, extensions and reexaminations) and all rights therein provided by law, multinational treaties or conventions and all improvements to the inventions disclosed in each such registration, patent or application (collectively "Patents"); (d) trademarks, service marks, trade dress, logos, trade names and corporate names, including all of the goodwill associated therewith, whether or not registered, including all common law rights, and registrations and applications for registration thereof, including, but not limited to, all marks registered in the United States Patent and Trademark Office, the Trademark Offices of the States and Territories of the United States of America, and the trademark offices of other nations throughout the world, and all rights therein provided by multinational treaties or conventions (collectively "Trademarks");
(e) copyrights, whether or not registered, and registrations and applications for registration thereof, and all rights therein provided by law, multinational treaties or conventions (collectively "Copyrights"); (f) mask works or registrations of mask works; (g) trade secrets and confidential, technical information (including ideas, formulas, compositions, inventions, and conceptions of inventions whether patentable or unpatentable and whether or not reduced to practice) (collectively "Trade Secrets"); (h) technology (including know-how and show-how), manufacturing and production processes and techniques, research and development information, drawings, specifications, designs, plans, proposals, technical data and copyrightable works, whether secret or confidential or not; (i) copies and all tangible embodiments of all of the foregoing, in whatever form or medium; (j) all rights to obtain and rights to apply for patents, and to register trademarks and copyrights; and (k) all rights to sue for and recover and retain damages, costs or attorneys' fees for present and past infringement of any of the Intellectual Property rights herein above set out.

         "IRS" means the Internal Revenue Service of the United States of
America.

         "Leased Facility" means the Seller's manufacturing facility and the real property both improved and unimproved that is now leased to the Seller and after the Closing Date will be leased by Equitable Pacific Partners Limited Partnership (the "Landlord") to Buyer, which is more particularly described in Exhibit B attached hereto.

         "Losses" means any and all losses, costs, obligations, liabilities, settlement payments, awards, judgments, fines, penalties, damages, Expenses, deficiencies or other charges.

         "Money Claim" has the meaning specified in Section 10.4 hereof.

         "New Lease" has the meaning specified in Section 3.3(e) hereof.

         "New Regular Personnel" means Regular Personnel who become Buyer's personnel on the Closing Date.

         "Nonassignable Asset" has the meaning specified in Section 6.3(b) hereof.

         "Operations" has the meaning specified in the Recitals to this Agreement.

         "Operations Property" means the Leased Facility and the Purchased
Assets.

         "Permitted Encumbrances" means (a) liens for taxes and other governmental charges and assessments which are not yet due and payable, (b) liens of landlords and liens of carriers, warehousemen, mechanics and materialmen and other like liens arising in the ordinary course of business for sums not yet due and payable and (c) other liens or imperfections on property which are not material in amount or do not materially detract from the value of or materially impair the existing use of the property affected by such lien or imperfection.

         "Person" means any individual, corporation, partnership, limited liability company, joint venture, association, joint-stock company, trust, unincorporated organization, Governmental Body or any other entity.

         "Pre-Existing Environmental Liabilities" means all Losses and Expenses arising out of any of the following:

                  (a) the presence of Contamination (i) at or in any of the Operations Property on or before the Closing Date, (ii) at or in any of the Operations Property or any other property at any time as a consequence of (A) a Release or generation of Hazardous Material on or before the Closing Date from the Leased Facility or otherwise in the course of the conduct of the Operations, or (B) the presence on the Leased Facility on or before the Closing Date of a condition that permits a Release of Hazardous Material to the environment or which violates applicable Environmental Laws, or (iii) at or in any property as a consequence of the migration by any means and at any time of any of the aforesaid Contamination;

                  (b) any Hazardous Material Activity or Remediation Activity conducted in the course of the Operations (i) on the Leased Facility on or before the Closing Date, (ii) at any time on any other Operations Property, or
(iii) at any time by any Seller Group Member or its agents, employees or contractors;

                  (c) the exposure of any employee of any Seller Group Member, or any other Person (i) to any Contamination described in sub-part (a) above, at any time, (ii) to any Hazardous Material located at the Leased Facility on or before the Closing Date, or (iii) to any Hazardous Material in the course of or as a consequence of any Hazardous Material Activity or Remediation Activity conducted on or before the Closing Date with respect to the Operations;

                  (d) the presence at any Disposal Facility of any Hazardous Material that is generated in the course of the Operations and (i) shipped from the Leased Facility at any time on or before the Closing Date, (ii) shipped from any other Operations Property at any time, or (iii) shipped by any Seller Group Member or their respective agents, employees or contractors at any time;

                  (e) any condition or facts disclosed by the reports delivered or required to be delivered to Buyer pursuant to Section 4.11 hereof:

         "Products" has the meaning specified in Recital A.

         "Purchase Price" has the meaning specified in Section 2.4 hereof.

         "Purchased Assets" has the meaning specified in Section 2.1 hereof.

         "Regular Personnel" means all those employees of the Seller engaged in the Operations listed on Schedule 4.8(c).

         "Release" means any spilling, leaking, pumping, pouring, emitting, emptying, discharging, injecting, escaping, leaching, dumping or dispersing into the environment.

         "Remediation Activity" means any reporting, investigation, characterization, feasibility study, health assessment, risk assessment, remediation, treatment, recycling, removal, transport, monitoring, maintenance or any other activity incident to a Release, threatened Release, or the investigation, remediation or removal, of a Hazardous Material existing on any Operations Property or the air, soil, ground water, surface water, or improvements thereof.

         "Requirements of Laws" means any applicable foreign, federal, state and local laws, statutes, regulations, rules, codes, ordinances, judgments, guidelines, injunctions, decrees, orders, permits, approvals or treaties enacted, adopted, issued or promulgated by any Governmental Body (including, without limitation, those pertaining to electrical, building, zoning, environmental and occupational safety and health requirements) or common law.

         "Retained Intellectual Property" has the meaning specified in Section 2.2(e) hereof.

         "Retained Liabilities" has the meaning specified in Section 2.3 hereof.

         "SEC" means the Securities and Exchange Commission.

         "Seller" has the meaning specified in the first paragraph of this Agreement.

         "Seller Group Member" means Seller, its officers, directors, stockholders, agents and Affiliates.

         "Successor" means any (a) direct or indirect successor (by purchase of any asset(s), purchase of any stock, purchase of a partnership interest, merger, acquisition, reorganization, or otherwise) of a principal, (b) any partner of the principal, (c) any lender of the principal, (d) any assignee, mortgagee, transferee, purchaser, encumbrancer, lessee, sublessee, successor, or foreclosure sale buyer of any right, title or interest in the assets of the principal, or any portion thereof, and (e) any direct or indirect successor to any of the foregoing.

         "Supply Agreement" means the Supply Agreement to be entered into by the parties annexed hereto as Exhibit C.

         "Tax" means any federal, state, local or foreign income, alternative or add-on minimum, gross income, gross receipts, property, sales, use, transfer, gains, license, excise, employment, payroll, withholding or minimum tax, or any other tax, custom, duty, governmental fee or other like assessment or charge of any kind whatsoever, together with any interest or any penalty, addition to tax or additional amount imposed by any Governmental Body.

         "Tax Return" means any return, report or similar statement required to be filed with respect to any Taxes (including any attached Schedules), including, without limitation, any information return, claim for refund, amended return and declaration of estimated Tax.

         "Transferred Agreements" has the meaning specified in Section 2.1 hereof.

         "Transfer Taxes" has the meaning specified in Section 2.5 hereof.

         "Transition Services Agreement" means the Transition Services Agreement to be entered into by the parties by February 11, 2000, on terms and conditions reasonably determined by the parties in good faith.

                                    ARTICLE 2

                           PURCHASE AND CONSIDERATION

         2.1 (a) Purchase and Sale of Assets to be Transferred. On the terms and subject to the conditions of this Agreement, as of the Closing Date, Seller agrees to sell, transfer, convey, assign and deliver to Buyer, and Buyer agrees to buy and acquire from Seller, free and clear of all Encumbrances other than Permitted Encumbrances, all right, title and interest of Seller in and to those assets related to the Operations listed in Schedule 2.1, including the assets more fully described below (collectively, the "Purchased Assets"):

                  (i)  all assets listed on Schedule 2.1(a)(i) hereto;

                  (ii) the agreements listed on Schedule 2.1(a)(ii) hereto ("Transferred Agreements");

                  (iii) all Intellectual Property related to the Operations listed on Schedule 2.1(a)(iv) hereto which the Seller believes is limited to "know-how" and "show-how" ("Transferred Intellectual Property");

                  (iv) that information listed on Schedule 2.1(a)(iv), which includes the information, books and records (including computer tapes or disks) of Seller related to the Leased Facility or the Purchased Assets, the New Regular Personnel including, without limitation, repair and maintenance records and operation manuals, including but not limited to those listed on Schedule 2.1(a)(iv) hereto;

                  (b) Seller shall update each of the Schedules set forth in
Section 2.1(a) above seven (7) days prior to the Closing Date to account for changes in the Purchased Assets in the period between the date hereof and the Closing Date; provided, that, any and all updates must be provided in writing and approved by Buyer, such approval not to be unreasonably withheld, prior to becoming valid and an integral part of this Agreement.

         2.2 Assets Not to be Transferred. Seller shall retain and Buyer shall not acquire the right, title and interest of Seller in and to the assets related to the Operations more fully described below:

                  (a) all cash, bank deposits and cash equivalents;

                  (b) except for the Leased Facility or as provided for herein, all owned real property, options to acquire real property and real estate leases;

                  (c) all telephone, telex and facsimile numbers;

                  (d) Accounts Receivable;

                  (e) any Intellectual Property owned by Seller not related to the manufacturing Operations (the "Retained Intellectual Property");

                  (f) Seller's financial, tax and accounting records; provided, however, that from and after the Closing Date, Seller shall provide Buyer with copies of such records as reasonably requested by Buyer; and

                  (g) any assets not listed in Section 2.1 above.

         2.3      Liabilities and Obligations.

                  (a) As of the Closing Date, Buyer agrees to assume and pay, perform or otherwise discharge the obligations associated with the Transferred Agreements, in accordance with the respective terms and subject to the respective conditions thereof and hereof, only in the manner and to the extent set forth on Schedule 2.3(a) hereto (collectively, the "Assumed Liabilities").

                  (b) Except as set forth in Section 2.3(a) hereof and notwithstanding anything else in this Agreement to the contrary, Buyer shall not assume or have any responsibility for any liability, obligation or commitment of any nature of Seller, or associated with the Operations prior to the Closing, whether now or hereafter existing, known or unknown, fixed or contingent, matured or unmatured, accrued or unaccrued or due to come due, including, without limitation, the Pre-Existing Environmental Liabilities, those liabilities, if any, listed on the Disclosure Letter and those liabilities and obligations specifically identified as "Retained Liabilities" in this Agreement (collectively, the "Retained Liabilities"). Seller acknowledges and agrees that it shall be fully responsible for all such Retained Liabilities in accordance with the terms of Article 10 hereof.

         2.4 Consideration. The consideration for the transfer of the Purchased Assets (the "Purchase Price") shall be $1,700,000, of which $700,000 shall be paid by the Buyer to the Seller on the Closing Date as provided in Section 3.2 hereof; the balance thereof to be paid by the Buyer to the Seller in eight (8) equal quarterly principal installments of $125,000.00 each, together with interest at the rate of six percent per annum, payable within 5 business days after the close of each of the eight calendar quarters after the Closing Date. That portion of the Purchase Price not paid at closing shall be represented by a Note made by Buyer in favor of Seller in substantially the form of Exhibit

D attached hereto. The Note shall be unconditionally guaranteed by (a) Boundless Manufacturing Services, Inc. and (b) Boundless Corporation by the execution of guarantees substantially in the form attached hereto as Exhibit E.

         2.5 Transfer Taxes. Seller shall properly prepare and file all required tax returns in connection with use, value-added, gross receipts, excise, registration, stamp duty, transfer or other similar taxes or governmental fees ("Transfer Taxes") imposed or levied by reason of, in connection with or attributable to this Agreement and the transactions contemplated hereby, Buyer shall promptly deliver to Seller the amount of such taxes required to be remitted with such returns. Seller shall cooperate with Buyer to the extent reasonably requested and legally permitted to minimize any Transfer Taxes.


                                    ARTICLE 3

                                     CLOSING

         3.1      The Closing

           The transactions contemplated by this Agreement shall be consummated (the "Closing") at the offices of Spinner, Dittman, Federspiel and Dowling, 151 N.W. 1st Avenue, Delray Bearch, Florida 33444 at 10:00 a.m., local time, on March 3, 2000 or such other place, time and date as the parties shall agree in writing. The time and date on which the Closing is actually held is sometimes referred to herein as the "Closing Date."

         3.2 Payment. Subject to fulfillment or waiver of the conditions set forth in Article 8 below and subject to prorations provided for in this Agreement, at the Closing Buyer shall pay Seller

(i) $700,000, and (ii) all required Florida State sales tax, which shall be paid by the Buyer to the Seller and which the Seller shall promptly pay to the State of Florida (the "Closing Date Payment") by wire transfer of immediately available funds to the bank account designated by Seller at least five (5) days prior to the Closing.

         3.3 Buyer's Additional Deliveries. Subject to fulfillment or waiver of the conditions set forth in Article 8, at the Closing Buyer shall deliver to Seller, in addition to the Purchase Price, all of the following:

                  (a) Certificate of the secretary or an assistant secretary of Buyer, dated the Closing Date, in form and substance reasonably satisfactory to Seller, as to the resolutions of the Board of Directors of Buyer authorizing the execution and performance of this Agreement by Buyer and the contemplated transactions;

                  (b) The certificate contemplated by Section 9.1 below, duly executed by any Vice President or the President of Buyer;

                  (c) The Supply Agreement duly executed by Buyer; and

                  (d) The Transition Services Agreement duly executed by Buyer.

                  (e) The new Lease or assignment of the existing lease modified to the Buyers satisfaction executed by buyer and the Landlord (the "New Lease").

         3.4 Seller's Deliveries. Subject to fulfillment or waiver of the conditions set forth in Article 9, at the Closing Seller shall deliver to Buyer all of the following:

                  (a) Certificate of the secretary or an assistant secretary of Seller, dated the Closing Date, in form and substance reasonably satisfactory to Buyer, as to the resolutions of the Board of Directors of Seller authorizing the execution and performance of this Agreement and the contemplated transactions;

                  (b) The Instrument of Assignment duly executed by Seller;

                  (c) Certificates of title or origin (or like documents) with respect to any vehicles or other equipment included in the Purchased Assets for which a certificate of title or origin is required in order to transfer title;

                  (d) All consents, waivers or approvals required to be obtained by Seller with respect to the Purchased Assets or the consummation of the transactions contemplated by this Agreement;

                  (e) The certificate contemplated by Section 8.1 below, duly executed by any authorized officer of Seller;

                  (f) Such other bills of sale, assignments and other instruments of transfer or conveyance as Buyer may reasonably request or as may be otherwise necessary to evidence and effect the sale, assignment, transfer, conveyance and delivery of the Purchased Assets to Buyer;

                  (g) The Supply Agreement duly executed by Seller; and

                  (h) The Transition Services Agreement duly executed by Seller.

                                    ARTICLE 4

                    REPRESENTATIONS AND WARRANTIES OF SELLER

         As an inducement to Buyer to enter into this Agreement and to consummate the transactions contemplated hereby, except as set forth in Schedule 4 (the "Disclosure Letter") (which Disclosure Letter shall specifically reference the Sections of this Agreement to which the disclosure therein applies and shall be executed by an authorized officer of Seller), Seller represents and warrants to Buyer as follows:

         4.1 Organization of Seller. Seller is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation. Seller is duly qualified to carry on the Operations as now conducted and is in good standing in each of the jurisdictions in which the ownership or leasing of the Purchased Assets or the conduct of the Operations requires such qualification other than those jurisdictions in which the failure to do so would not have a material adverse effect on the Buyer. Seller has full corporate power and authority to own or lease and to operate and use the Purchased Assets and to carry on the Operations as now conducted.

         4.2 Authorization. Seller has full power and authority to execute, deliver and perform this Agreement and all of the Additional Agreements and to consummate the transactions contemplated hereby and thereby. The execution, delivery and performance of this Agreement and the Additional Agreements by Seller have been duly and validly authorized and approved by all required corporate proceedings on the part of Seller, and do not require any further authorization or consent of Seller. This Agreement, and the Additional Agreements, upon execution and delivery by Seller, will be duly authorized, executed and delivered by Seller and constitute, or upon execution and delivery by Seller, will constitute, as the case may be, legal, valid and binding obligations of Seller enforceable against Seller in accordance with their terms, except (i) as such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights, and (ii) as the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

                  (b) Except as set forth in Schedule 4.2, neither the execution and delivery of this Agreement or any of the Additional Agreements or the consummation of any of the transactions contemplated hereby or thereby nor compliance with or fulfillment of the terms, conditions and provisions hereof or thereof will: (i) require the consent of or otherwise violate, conflict with, result in a breach of the terms, conditions or provisions of, or constitute a default, an event of default or an event creating rights of acceleration, termination or cancellation or a loss of rights under, or result in the creation or imposition of any Encumbrance upon any of the Purchased Assets including the Transferred Contracts under (A) the Seller's articles of organization or by-laws, (B) any other note, instrument, agreement, mortgage, lease, license, franchise, permit or authorization, right, restriction or obligation to which Seller is a party or any of its properties is subject or by which Seller or any of its properties is bound, (C) any Governmental Order to which Seller is a party or any of its properties is subject or by which Seller or any of its properties is bound, (D) any Transferred Contract or (E) any Requirements of Laws affecting Seller or its property; or (ii) require the approval, consent, authorization or act of any person, or the making by Seller of any declaration, filing or registration with, any Person.

         4.3 Taxes. Seller has properly and timely filed within the time period for filing or any extension granted with respect thereto, all Tax Returns which it is required to file relating or pertaining to any and all taxes attributable to or levied upon any activities of the Seller, including the Operations and/or the Purchased Assets and has paid any and all Taxes it is required to pay in connection with the taxable periods to which such Tax Returns relate. All Tax Returns adequately provide for all Taxes which should be reflected in such returns. There are (and as of immediately following the Closing there will be) no Encumbrances on the Purchased Assets relating to or attributable to Taxes other than Permitted Encumbrances. To the best knowledge of Seller, there is no audit or other Tax-related proceeding or investigation relating to the Purchased Assets. Seller has no knowledge of any basis for the assertion of any such claims which, if adversely determined, would adversely effect Buyer or Buyer's use of the Purchased Assets or result in an Encumbrance on the Purchased Assets, other than Permitted Encumbrances. None of the Purchased Assets are treated as "tax-exempt use property" within the meaning of Section 168(h) of the Code.

         4.4 Condition of Assets. Except as set forth in Schedule 4.4, the Purchased Assets are in good and serviceable condition, subject to reasonable wear and tear, and are suitable for the uses to which they are being put or would be put in the ordinary course of business of the Operations.

         4.5 Governmental Permits . Seller owns, holds or possesses all material licenses, franchises, permits, privileges, immunities, approvals and other authorizations from a Governmental Body (including without limitation those relating to Environmental Laws) which are necessary to entitle it to own or lease, operate and use the Leased Facility and the Purchased Assets and to carry on and conduct the Operations substantially as currently conducted (collectively, the "Governmental

Permits"). Schedule 4.5 sets forth a list and brief description of each Governmental Permit, except for such licenses, permits and other authorizations that are incidental and readily obtainable without expense (other than a normal permit fee) and without imposition of additional material conditions.

         Except as set forth in Schedule 4.5: (a) to Seller's knowledge, Seller has fulfilled and performed its obligations under each of the Governmental Permits, and to its knowledge, no event has occurred or condition or state of facts exists which constitutes or, after notice or lapse of time or both, would constitute a breach or default or violation under any such Governmental Permit or which permits or, after notice or lapse of time or both, would permit revocation or termination of any such Governmental Permit; and (b) no notice of cancellation, of default, of violation or of any material dispute concerning any Governmental Permit, or of any event, condition or state of facts described in the preceding clause, has been received by, or is known to, Seller.

         4.6 Title to Tangible Property. Seller has good and indefeasible title to all of the Purchased Assets, free and clear of all Encumbrances other than Permitted Encumbrances. Except as set forth in Schedule 4.6, the Purchased Assets, including the Transferred Contracts, constitute all of the assets which are reasonably necessary for the continued conduct of the Operations as now conducted and are in a condition sufficient and suitable for the conduct of the Operations as presently conducted. The Purchased Assets are or will all be located at the Leased Facility on the Closing Date. Upon delivery to Buyer on the Closing Date of the instruments of transfer contemplated by Section 3.4 above, Seller will thereby transfer to Buyer good and indefeasible title to the Purchased Assets, free and clear of Encumbrances other than Permitted Encumbrances.

                  (b) The operation or conduct of the Operations as they currently are operated or conducted does not infringe or otherwise violate any Intellectual Property right of any Person.

                  (c) Except as set forth in Schedule 4.6, there are no pending actions, and no Person has made or, to Seller's knowledge, threatened to make, a claim that the operation of the Operations.

         4.7 Intellectual Property. The Seller owns or possesses legally enforceable title to the Transferred Intellectual Property and upon transfer to the Buyer, the Buyer will own or possess legally enforceable title to the Transferred Intellectual Property.

                  (a) The operation or conduct of the Operations as they currently are operated or conducted does not infringe or otherwise violate any Intellectual Property right of any Person.

                  (b) Except as set forth in Schedule 4.7, there are no pending actions, and no Person has made or, to Seller's knowledge, threatened to make, a claim that the operation of the Operations infringes or otherwise violates the Intellectual Property right of such Person.

         4.8      Employees.

                  (a) Each "employee benefit plan" (as such term is defined in Section 3(3) of ERISA), and each other plan, program or arrangement, whether written or oral ("Benefit Arrangement"), providing for compensation or benefits in connection with the performance of services to Seller and maintained by Seller with respect to Regular Personnel has been identified in Schedule 4.8, and copies or descriptions of each such employee benefit plan or Benefit Arrangement has been delivered to or made available to Buyer, together with the most recent determination letter in the case of any "pension benefit plan" (as such term is defined in Section 3(2) of ERISA). Buyer will not have, as a consequence of the transactions contemplated hereby, any liability or obligation with respect to or under any employee benefit plan or with respect to or under any Benefit Arrangement maintained by Seller with respect to employees of the Operations or any other Seller employees, as all such matters constitute "Retained Liabilities" hereunder. Seller has and will comply with the health care continuation requirements of Section 601 et seq. of ERISA ("COBRA") with respect to employees of the Operations and their spouses, former spouses and dependents.

                  (b) Each employee benefit plan and Benefit Arrangement maintained by Seller with respect to employees of the Operations have been maintained and administered at all times substantially in compliance with its terms and all applicable laws, rules and regulations, including but not limited to ERISA and the Code, applicable to such employee benefit plan or Benefit Arrangement.

                  (c) Schedule 4.8(c) contains: (i) a list of all Regular Personnel as of January 17, 2000; (ii) the then current annual compensation provided by Seller to any such employees; (iii) a list of any increase presently scheduled (including the effective date thereof) in the rate of compensation of any such employees and (iv) a list of all Regular Personnel who have employment contracts with the Seller together with an abstract of such contracts.

                  (d) Insofar as it pertains to the Operations, the Seller is not a party to or bound by any union contract and has not experienced any strike, grievance or any arbitration proceeding, claim of unfair labor practices filed or, to Seller's knowledge, threatened to be filed or any other material labor difficulty. To Seller's knowledge, no organizational effort is being or has been made or threatened by or on behalf of any labor union with respect to any employees of the Seller pertaining to the Operations. To Seller's knowledge, except as described on Schedule 4.8(d), none of the Regular Personnel is involved in or is otherwise threatening a potential labor dispute nor are any such Regular Personnel currently rated below a "3" in their most recent performance evaluation.

         4.9 Contracts. Set forth in Schedule 4.9 is a list of each supply and customer contract, and each agreement, arrangement, commitment, license or other instrument, written or oral, that is material to the Operations or the Leased Facility to which Seller is a party or by which Seller, the Purchased Assets or the Operations may be bound or affected. Each such Contract constitutes a valid, legal and binding obligation of the respective parties thereto and no defenses, offsets, or counterclaims thereto have been asserted, or, to Seller's knowledge, may be made by any party thereto. Seller has not received notice of any default under any of such Contracts. To Seller's knowledge, there are no existing defaults or events or default, real or claimed, or events which with notice or lapse of time or both would constitute a material default under any Contract. Except as set forth in Schedule 4.9, to Seller's knowledge, there exists no actual or threatened termination, cancellation, or limitation of, or any amendment, modification, or change to any Contract.

         Except as set forth in Schedule 4.9, Seller is neither renegotiating any of the Transferred Agreements nor is it paying liquidated damages in lieu of performance thereunder. Except as set forth in Schedule 4.9, any such Transferred Agreements may be transferred to Buyer pursuant to this Agreement and will continue in full force and effect thereafter, in each case without breaching the terms thereof or resulting in the forfeiture or impairment of any rights thereunder and without the consent, approval or act of, or the making of any filing with, any Person. Complete and correct copies of each of the written Transferred Agreements have heretofore been delivered to Buyer by Seller.

         4.10 No Violation, Litigation or Regulatory Action. Except as set forth in Schedule 4.10, (a) to Seller's knowledge, the Purchased Assets and their uses comply in all material respects with all applicable Requirements of Laws and Governmental Orders, (b) to Seller's knowledge, Seller has complied in all material respects with all Requirements of Laws and Governmental Orders which are applicable to the Purchased Assets or the Operations, (c) there are no lawsuits, claims, suits, proceedings or investigations pending or, to the knowledge of Seller, threatened against or affecting Seller in respect of the Purchased Assets or the Operations, and there are no lawsuits, suits or proceedings pending in which Seller is the plaintiff or claimant and which relate to the Purchased Assets or the Operations; nor to Seller's knowledge, is there any basis for the same, and (d) there is no action, suit or proceeding pending or, to the knowledge of Seller threatened which questions the legality of the transactions contemplated by this Agreement.

         4.11 Environmental Matters.  Except as set forth in Schedule 4.11:

                  (a) Seller has obtained all environmental, health and safety Governmental Permits necessary for the conduct of the Operations (including without limitation the Hazardous Material Activities associated therewith) as presently conducted and/or for the ownership, leasing, and use of the Leased Facility and the Purchased Assets including that required to be obtained by it by applicable Environmental Laws for the use, storage, treatment, transportation, release, emission and disposal of raw materials, by-products, wastes and other substances used or produced by or otherwise relating to its business. To Seller's knowledge, all Governmental Permits are in full force and effect, and the Purchased Assets, the Leased Facility and the conduct of Operations (including without limitation the Hazardous Material Activities associated therewith) comply with the provisions of such Governmental Permits.

                  (b) Neither Seller, with respect to the Purchased Assets, the Leased Facility, the Operations or any of the Operations Property, nor any of the past or present Operations, is subject to any pending or ongoing judicial proceeding, Governmental Order, investigation, notice, or settlement or other agreement with or before any Governmental Body or other Person (including without limitation any present or prior owner or operator of Operations Property) respecting (i) any Environmental Laws, (ii) any Remediation Activities, (iii) the conduct of Hazardous Material Activities associated with the Operations, or (iv) any claim of Losses and Expenses arising from Contamination or the Release or threatened Release of Hazardous Material.

                  (c) Seller has not, with respect to the Operations or the Purchased Assets, filed nor does Seller intend to file any notice or report under any Environmental Laws reporting a violation of any Environmental Laws or any Release of Hazardous Material to the environment in violation of any Environmental Law.

                  (d) No Contamination is present on, in or under the Leased Facility or is, to Seller's knowledge, reasonably likely to migrate to the Leased Facility, and no Release has occurred on or before the Closing Date on the Leased Facility or any other Operations Property which has or is likely to cause Contamination or any health effect to the occupants of the Leased Facility, or any other property in the vicinity thereof or to result in a violation of the Environmental Laws.

                  (e) No underground storage tank or surface impoundment nor any landfill or waste pile which either is or was used to dispose of or store any Hazardous Material is present on the Leased Facility.

                  (f) Seller has not received any notice or claim to the effect that it is or may be liable to any Person as a result of the Release or threatened Release of Hazardous Material into the environment from or on the Leased Facility.

                  (g) No environmental Encumbrance has attached to any Purchased Assets.

                  (h) Any asbestos-containing material which is on or part of the Leased Facility (excluding any raw materials used in the manufacture of products or products themselves) is in good repair according to the current standards and practices governing such material, and its presence or condition does not violate any applicable Environmental Laws.

                  (i) None of the products Seller has manufactured, distributed or sold in connection with the Operations contains asbestos-containing material.

                  (j) Other than Hazardous Material listed in Schedule 4.11(p) which are reasonably necessary for the conduct of the Operations as presently conducted and properly stored in accordance with applicable Environmental Laws, no Hazardous Material is or will be stored or kept at the Leased Facility as of the Closing Date.

                  (k) All Hazardous Material Activities conducted at the Leased Facility or the Operations Property or in connection with past or present Operations (i) have been conducted in compliance with applicable Environmental Laws and (ii) have not resulted in the exposure of any Person to Hazardous Material in a manner which has or will cause an adverse health effect to said Person.

                  (l) No Governmental Order, action, proceeding, liability or claim exists or, to the knowledge of Seller, is threatened, against any Disposal Facility or against Seller, with respect to any transfer to or from, storage at, disposal at or release from, a Disposal Facility of Hazardous Material generated at the Leased Facility or during the conduct of the Operations, and, to the knowledge of the Seller, there is no valid basis for such claim.

                  (m) Other than as listed in Schedule 4.11(m), Seller is not aware of any fact or circumstance that could involve Seller in any environmental litigation or impose upon Seller any material environmental liability with respect to the Leased Facility, or any past or present Operations.

                  (n) Seller has delivered to Buyer, or made available for inspections by Buyer and its agents and employees, all records available to Seller pertaining to Hazardous Material Activities associated with the Operations, and all environmental audits and environmental assessments of the Leased Facility or any other Operations Property conducted at the request of, or otherwise available to, Seller.

                  (o) Seller has complied with all environmental disclosure obligations imposed upon Seller by applicable Requirements of Laws with respect to this transaction.

                  (p) Except as set forth in Schedule 4.11(p), the Leased Facility and the Purchased Assets are free of any Hazardous Materials (except those authorized pursuant to and in accordance with Environmental Permits held by the Company) and free of all Contamination arising from, relating to, or resulting from any such Hazardous Materials.

         4.12 Financial Data. Seller has provided to Buyer certain information regarding the historical expenses and revenues of the Operations. Such historical information does not contain any material inaccuracies or misstatements. Financial projections, if any, were prepared based on the judgment of the management of the Operations and Seller makes no representation or warranty as to the accuracy of any such financial projections.

         4.13 No Finder. Neither Seller nor any Person acting on its behalf has paid or become obligated to pay any fee or commission to any broker, finder or intermediary for or on account of the transactions contemplated by this Agreement.

         4.14 Leased Facility.  Except as set forth in Schedule 4.14:

                  (a) The Seller is the legal owner of a leasehold interest in the Leased Facility (the "Existing Lease") with full right to exclusive possession thereof. The Existing Lease is in full force and effect, constitutes a valid, legal and binding obligation of the respective parties thereto, and there are no existing defaults or events of default, real or claimed, or events which with notice, lapse of time or both would constitute a default under the Existing Lease.

                  (b) Seller has not granted to any Person a sublease or any option or right of first refusal to sublease any portion of the Leased Facility, or to purchase or acquire any leasehold interest in part of the Leased Facility and to the best knowledge of the Seller, no such right or interest or right or interest to purchase any interest in the underlying fee ownership has been granted by the Landlord to any Person.

                  (c) To Seller's knowledge, there are now, and at the time of Closing Date will be, no material physical or mechanical defects of the Leased Facility, including, without limitation, the structural and load-bearing components thereof. To Seller's knowledge, the buildings, structures and improvements, including without limitation the roof(s), the parking lot(s), the plumbing, heating, air conditioning, water, sewer, gas, and electrical and life safety systems of the Leased Facility, are in good operating condition and repair, are in compliance in all material respects with applicable Requirements of Laws, have been reasonably maintained consistent in all material respects with standards generally followed by similar businesses and buildings, and are structurally sound.

                  (d) To Seller's knowledge, the conduct of the Operations at the Leased Facility is legally permitted by all applicable Requirements of Laws and no Governmental Permit other than those scheduled on Schedule 4.14(d) hereof is required for the continued conduct by Buyer of the Operations at the Leased Facility in a manner consistent with present operations on and after the Closing Date. To the knowledge of Seller, the Leased Facility complies in all material respects with any private covenant, conditions, restrictions, and approvals applicable thereto.

                  (e) To the best of Seller's knowledge, no condemnation, environmental, zoning, land-use or other regulatory proceedings or rule-making procedures have been instituted or are planned to be instituted with respect to the Leased Facility or any portion thereof, nor has Seller received notice of any proceedings to impose any new Taxes or operating restrictions upon the

Leased Facility. Seller shall notify Buyer promptly of any such proceedings of which Seller becomes aware prior to the Closing.

                  (f) To Seller's knowledge, all water, sewer, gas, electric, telephone, and drainage facilities and all other utilities required by Requirements of Laws or for the conduct of the Operations as presently conducted have been, and on the Closing Date will be, (i) legally installed to, and available for use in, the Leased Facility upon payment of market rate consumption charges, (ii) connected to the Leased Facility in accordance with all Requirements of Laws and pursuant to valid permits, (iii) separately metered and connected to the Leased Facility for public utility mains, and (iv) in operational condition adequate for both the continuation after the Closing Date of the Operations as presently conducted and the performance by Buyer of its obligations under the Additional Agreements.

                  (g) To Seller's knowledge, the Landlord has obtained all permits, licenses, variances, approvals, authorizations, easements and rights of way required from all Governmental Bodies having jurisdiction over the Leased Facility or from private parties to insure vehicular and pedestrian ingress to and egress from the Leased Facility and the parking of vehicles at the Leased Facility at current levels.

                  (h) On the Closing Date there will be no outstanding written or oral contracts made by Seller for any alterations or improvements on or to the Leased Facility which have not been fully paid, and Seller shall cause to be discharged all mechanics' and materialmen's liens arising from any labor or materials furnished to the Leased Facility prior to the Closing Date.

                  (i) All documents, information and other records with respect to the Leased Facility, which Seller has delivered or will deliver to Buyer in connection with this Agreement, will be complete and correct in all material respects. All such documents prepared by or at the request of Seller accurately represent in all material respects the condition of the Leased Facility and its ownership operations and management, as of the date and for the period identified in said documents, except as disclosed to Buyer in writing at the time the documents are first delivered to Buyer.

         4.15 Disclosure. None of the representations or warranties of Seller contained herein, none of the information contained in the exhibits and schedules attached hereto or in the Additional Agreements (including exhibits and schedules attached thereto) contains or will contain any untrue statement of a material fact or omits or will omit to state a material fact necessary to make the statements herein or therein not misleading.

         4.16 HR Representation. The Seller on a consolidated basis with its parent and subsidiary entities, did not have $100 million or more in net sales during its last completed fiscal year or its current fiscal year and does not now have and did not have, as of the end of its last fiscal quarter or last fiscal year, total assets of $100 million or more.

         4.17 Year 2000 Compliance. All of the Purchased Assets which contain computer software and computer hardware and other similar or related items of automated or computerized systems are Year 2000 Compliant except for those set forth on Schedule 4.17. For purposes of this Agreement, the term "Year 2000 Compliant" means that the asset is designed to be used prior to, during and after the calendar Year 2000 A.D., and will accurately receive, provide and process date and time data (including, but not limited to, calculating, comparing and sequencing) from, into and between the 20th and 21st centuries, including years 1999 and 2000, and leap-year calculations, and will not malfunction, cease to function, or provide invalid or incorrect results as a result of the date or time data.

         4.18 Seller Diligence. Seller shall utilize commercially reasonable efforts to satisfy all of the conditions precedent to Seller's obligations to close this transaction.


                                    ARTICLE 5

                     REPRESENTATIONS AND WARRANTIES OF BUYER

         As an inducement to Seller to enter into this Agreement and to consummate the transactions contemplated hereby, Buyer hereby represents and warrants to Seller and agrees as follows:

         5.1 Organization of Buyer. Buyer is an entity duly organized, validly existing and in good standing under the laws of the state of its incorporation and all jurisdictions in which it does business other than those jurisdictions in which the failure to do so would not have a material adverse effect on the Buyer. Buyer has full corporate power and authority to own or lease and to operate and use its properties and assets and to carry on its business as now conducted.

         5.2 Authorization. Buyer has full power and authority to execute, deliver and perform this Agreement and all of the Additional Agreements and to consummate the transactions contemplated hereby and thereby. The execution, delivery and performance of this Agreement and the Additional Agreements by Buyer have been duly authorized and approved by the board of directors of Buyer, and do not require any further authorization or consent of Buyer. This

Agreement has been, and the Additional Agreements, upon execution and delivery by Buyer will be, duly authorized, executed and delivered by Buyer and constitutes, or upon execution and delivery by Buyer will constitute, as the case may be, legal, valid and binding obligations of Buyer enforceable against Buyer in accordance with their terms, except (i) as such enforcement may be subject to bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect relating to creditors' rights, and (ii) as the remedy of specific performance and injunctive and other forms of equitable relief may be subject to equitable defenses and to the discretion of the court before which any proceeding therefor may be brought.

                  Except as set forth in Schedule 5.2 hereof, neither the execution and delivery of this Agreement or any of the Additional Agreements or the consummation of any of the transactions contemplated hereby or thereby nor compliance with or fulfillment of the terms, conditions and provisions hereof or thereof will: (i) violate, conflict with, result in a breach of the terms, conditions or provisions of, or constitute a default, an event of default or an event creating rights of acceleration, termination or cancellation or a loss of rights under (A) the organizational documents of Buyer, (B) any other note, instrument, agreement, mortgage, lease, license, franchise, permit or authorization, right, restriction or obligation to which Buyer is a party or any of its properties is subject or by which Buyer or any of its properties is bound, (C) any Governmental Order to which Buyer is a party or any of its properties is subject or by which Buyer or any of its properties is bound, or
(D) any Requirements of Laws affecting Buyer or its property; or (ii) require the approval, consent, authorization or act of, or the making by Buyer of any declaration, filing or registration with, any Person.]

         5.3 No Finder. Neither Buyer nor any Person acting on its behalf has paid or become obligated to pay any fee or commission to any broker, finder or intermediary for or on account of the transactions contemplated by this Agreement.

         5.4 Cash Consideration. Buyer will, at the Closing, have available sufficient cash to enable it to perform its obligations under this Agreement.

         5.5 Buyer Diligence. Buyer shall utilize commercially reasonable efforts to obtain all approvals, the employment of the employees to whom the Buyer has made offers as described in Section 7.1 hereof, the negotiation and obtaining of the New Lease, the obtaining of all required permits, and the satisfaction of all conditions precedent to Buyer's obligation to close this transaction.

         5.6 Continuation of Operations and Employment. Buyer hereby represents to Seller that, subject to and subsequent to closing on the purchase contemplated by this Agreement, it intends to continue operations and the employment of those New Regular Personnel for at least ninety (90) days after closing.


                                    ARTICLE 6

                        ACTION PRIOR TO THE CLOSING DATE

         The respective parties hereto covenant and agree to take the following actions prior to the Closing.

         6.1 Investigation of the Operations by Buyer. Prior to the Closing, upon reasonable advance notice by Buyer to Seller, Seller shall afford to the officers, employees and authorized representatives of Buyer (including, without limitation, independent public accountants and attorneys) reasonable access during normal business hours to the offices, properties, employees and business and financial records (including computer files, retrieval programs and similar documentation) of Seller with respect to the Operations and shall furnish to Buyer or its authorized representatives such additional information concerning the Purchased Assets and the Operations as shall be reasonably requested, including all such information as shall be reasonably necessary to enable Buyer or its representatives to verify the accuracy of the representations and warranties contained in this Agreement, to verify that the covenants of Seller contained in this Agreement have been complied with and to determine whether the conditions set forth in Article 8 have been satisfied. Such investigation shall be conducted in such a manner as not to interfere unreasonably with the Operations, and Seller shall have no duty hereunder to provide access to Buyer to any information as to which Seller owes any Person a duty of confidentiality without such Person's prior written consent. No investigation made by Buyer or its representatives hereunder shall affect the representations and warranties of Seller.

         6.2 Preserve Accuracy of Representations and Warranties. Each of the parties hereto shall refrain from taking any action which would render any representation or warranty contained in Article 4 or 5 of this Agreement not to be true and correct in all material respects as of the Closing Date. Each party shall promptly notify the other of any action, suit or proceeding that shall be instituted or threatened against such party to restrain, prohibit or otherwise challenge the legality of any transaction contemplated by this Agreement. Seller shall promptly notify Buyer of any lawsuit, claim, proceeding or investigation that is threatened, brought, asserted or commenced against Seller which would have been set forth in Schedule 4.10 if such lawsuit, claim, proceeding or investigation had arisen prior to the date hereof.

         6.3      Transferred Agreements, Transferred Assets and the New Lease.

                  (a) Transferred Agreements. Seller will use commercially reasonable efforts to secure, before the Closing Date, the consent, approval or waiver, in form and substance reasonably satisfactory to Buyer, from any Person to any Purchased Asset including to any Transferred Agreement required to be obtained to assign or transfer any such assets, agreements to Buyer and to assist the Buyer in obtaining the execution of the New Lease between the Landlord and the Buyer, such lease to be in form and substance acceptable to the Buyer or to otherwise satisfy the conditions set forth in Section 8.3; provided that neither Seller nor Buyer shall have any obligation to offer or pay any consideration in order to obtain any such consents or approvals; and provided, further, that Seller shall not make any agreement or understanding affecting the Purchased Assets or the Operations as a condition for obtaining any such consents or waivers except with the prior written consent of Buyer. During the period prior to the Closing, Buyer shall use commercially reasonable efforts to cooperate and assist Seller in obtaining the consents, approvals and waivers contemplated by this Section 6.3(a).

                  (b) To the extent that any Purchased Asset including Transferred Agreements is not capable of being assigned to Buyer without the consent, approval or waiver of a third Person, or if such assignment or attempted assignment would constitute a breach thereof or default thereunder (each a "Nonassignable Asset"), Seller shall use commercially reasonable efforts to obtain such consents, approvals and waivers prior to the Closing Date, provided that neither Seller nor Buyer shall have any obligation to offer or pay any consideration in order to obtain any such consents or approvals; and provided further that Seller shall not make any agreement or understanding affecting the Purchased Assets, including the Transferred Agreements or the Operations as a condition for obtaining such consents or waivers except with the prior written consent of Buyer. During the period prior to the Closing, Buyer shall cooperate and assist Seller in obtaining the consents approvals and waivers contemplated by this
Section 6.3(b).

         6.4 Notice of Certain Matters. Without limiting either party's right to rely on the representations and warranties as set forth herein, each of Buyer and Seller shall provide the other party with prompt written notice with respect to any material facts which arise between the date of this Agreement and the Closing Date which, if they had occurred and been known prior to the date of this Agreement, would have been required to have been disclosed in order to make the representations and warranties contained in Articles 4 and 5 true and correct as of the date of this Agreement. In addition, Seller shall provide Buyer with prompt written notice if, between the date hereof and the Closing Date, there is a change in the Purchased Assets or the Operations which has or may be reasonably expected to materially and adversely affect the Operations. Subject to the applicable confidentiality provisions of this Agreement, during the period prior to the Closing, Seller will as promptly as reasonably possible under the circumstances advise Buyer in writing of (a) any notice or other communication from any third Person alleging that the consent of such third Person is or may be required in connection with the transactions contemplated by this Agreement, and (b) any material default under any Transferred Agreement or Governmental Permit or event which, with notice or lapse of time or both, would become such a default on or prior to the Closing Date and of which Seller has knowledge.

         6.5      Operations Prior to the Closing.
                  -------------------------------

                  (a) Except as expressly contemplated by this Agreement, (i) Seller shall operate and carry on the Operations only in the ordinary course and substantially as presently operated, and in compliance with all Requirements of Laws, Governmental Orders, and the binding agreements, covenants and restrictions applicable thereto; (ii) Seller shall keep and maintain the Purchased Assets in good operating condition and repair and, except to the extent specifically agreed to in writing by Buyer, shall endeavor to maintain the business organization of the Operations intact and to preserve the goodwill of the suppliers, contractors, New Regular Employees, customers and other Persons having business relations with the Operations, and (iii) Seller shall not (A) transfer or cause to be transferred from or to Seller any Regular Personnel without the knowledge of the Buyer, (B) otherwise attempt to persuade any Regular Personnel to terminate his or her relationship with the Operations other than for cause in accordance with Seller's personnel policy and with three
(3) days' prior notification to Boundless, (C) create, amend or terminate any employment contract with any New Regular Personnel other than for cause in accordance with Seller's personnel policy and with three (3) days' prior notification to Boundless, (D) enter into any other material transactions adverse to the Buyer, except in the ordinary course of business, (E) suffer any material damage, destruction, or loss (whether or not covered by insurance) to any of the Purchased Assets, (F) except in the ordinary course of business, permit or allow any of the Purchased Assets to be subject to any Encumbrance, other than Permitted Liens, or permit or allow any of such Purchased Assets to deteriorate except as the result of ordinary wear and tear, (G) sell, transfer or otherwise dispose of any of the Purchased Assets or any other assets used in the Operations in one or more transactions except in the ordinary course of business and with the Consent of the Buyer, (H) terminate or amend in any material respect any Transferred Agreement to which it is a party, (I) intentionally omit to do any act, or permit any act or omission to act, which may cause a material breach of any Transferred Agreement, or (J) agree, whether in writing or otherwise, to do any of the foregoing.

                  (b) In furtherance of the foregoing subsection, and without limitation thereof, except as expressly contemplated by this Agreement or except with the express written approval of Buyer, Seller shall (i) use the Purchased Assets in the usual, regular and ordinary course and in substantially the same manner as heretofore used, (ii) continue to make payments when due and not slow down those payments as compared to its normal payment procedures and to perform its obligations under the Existing Lease and the leases, contracts, commitments and other agreements included in the Purchased Assets, (iii) maintain insurance against loss or damage to the Leased Facility and the Purchased Assets and such other insurance with respect to the Purchased Assets as has heretofore been maintained, (iv) not sell, dispose of, encumber or enter into any agreement for the sale, disposition or encumbrance of, all or any part of the Purchased Assets, except for the sale of Inventory in the ordinary course of business consistent with past practice, (v) with respect to any employee who is or would thereby become Regular Personnel, not enter into any employment contract or, except in the ordinary course of business, increase any such employee's compensation or benefits, and (vi) not enter into any contracts or commitments with respect to the Operations, adverse to the Buyer, not in the ordinary course of business.

         6.6      Confidentiality.

                  (a) Buyer agrees, and shall cause each Buyer Group Member to agree, unless and until each and every one of the transactions contemplated hereby shall have been consummated, to hold in strict confidence all proprietary information and documents received from Seller concerning the Purchased Assets and the Operations, and Buyer Group Members will not use any such information and documents for any purpose other than in connection with the transactions contemplated hereby. If the transactions herein contemplated are not consummated, Buyer Group Members will continue to hold such information and documents in strict confidence and, upon receipt of notice requesting such action, will return to Seller all such documents then in each Buyer Group Member's possession without retaining copies thereof; provided, however, that each Buyer Group Member's obligation to maintain such confidentiality shall not apply to any information or documents that are required by applicable law or the terms of this Agreement to be disclosed, that are in the public domain at the time furnished, or that become in the public domain thereafter through any means other than as a result of any act of a Buyer Group Member which constitutes a breach of this Agreement.

                  (b) Beginning as of the Closing, Seller agrees, and shall cause each Seller Group Member to agree to hold in strict confidence all proprietary information concerning the Purchased Assets and the Operations and all information provided by Buyer to Seller under the terms of this Agreement and will not use such information except in furtherance of its continuing business relationships with Buyer. If the transactions herein contemplated are not consummated, Seller Group Members will continue to hold such information in strict confidence; provided, however, that each Seller Group Member's obligations hereunder shall not apply to any information or documents that are required by applicable law or the terms of this Agreement to be disclosed, that are in the public domain at the time furnished, or that become in the public domain thereafter through any means other than as a result of any act of a Seller Group Member which constitutes a breach of this Agreement.

         6.7 Leased Facility, Purchased Assets, Books, Records, and Reports. On or before the Closing, Seller shall deliver to Buyer copies of all records and other documents in its possession reasonably requested by Buyer relating to the Leased Facility and the Purchased Assets, which material, to Seller's knowledge, is true and correct.


                                    ARTICLE 7

                              ADDITIONAL AGREEMENTS

         7.1      Employees.

                  (a) For purposes of Section 7.1 and of Section 8.4, "Buyer" shall be defined to be either Boundless Technologies, Inc. or Boundless Manufacturing Services, Inc. Buyer shall, on or before February 7, 2000, offer to hire, conditioned upon the occurrence of the Closing, certain persons, identified by the Buyer in its sole and absolute discretion, whose jobs relate primarily to the Operations and who are Regular Personnel of the Seller and Affiliates of Seller and who are identified on Schedule 4.8(c) attached hereto. Seller shall cooperate with Buyer's efforts to hire such employees and shall not directly or indirectly seek to retain the services of such employees. Seller shall terminate the employment of all New Regular Personnel as of midnight of the date of

Closing. Effective as of 12:01 a.m. on the day following the Closing Date, Buyer shall hire all persons to whom it has made such an offer in accordance with the immediately preceding sentence and who accept such offer in the manner and within the time frame specified by Buyer (such employees hired by Buyer being hereinafter referred to as the "New Regular Personnel"). The Terms and conditions of Buyer's offer to hire the employees identified in Schedule 4.8(c) shall be as determined in the sole and absolute discretion of Buyer. Seller may discharge or layoff any of its employees at any time where such employees are not offered employment by Buyer as provided for above but shall not discharge or layoff any employees to whom Buyer has made offers of employment other than for cause and with three (3) days' prior notification to Boundless. Buyer agrees that for two (2) years following the Closing, it shall not, without the consent of Seller, which consent shall be in Seller's sole discretion, hire any Employees of Seller other than the Regular Personnel. Seller agrees that for two
(2) years following the Closing, it shall not, without the consent of Buyer, which consent shall be in Buyer's sole discretion, hire any New Regular Personnel.

                  (b) During the period prior to the Closing Date all Regular Personnel of the Seller including employees accepting conditional offers of employment extended by Buyer, will be under the exclusive supervision of Seller and subject to Seller's policies and procedures. Thereafter, all New Regular Personnel will be under the exclusive supervision of Buyer and subject to Buyer's policies and procedures, and Regular Personnel who do not become New Regular Personnel will remain under the exclusive supervision of Seller and subject to Seller's policies and procedures.

                  (c) As a condition precedent to Seller's obligations to close on this transaction, Buyer hereby agrees that, on or before February 7, 2000, it shall offer employment to no fewer than sixty-five (65) Regular Personnel of Seller listed in Schedule 4.8(c), upon employment terms at least economically equal to their current employment package, which Seller herewith discloses to Buyer in Schedule 4.8(c). Buyer shall provide Seller a list of all those who have accepted the offers by February 11, 2000. Seller shall be free to retain or terminate the employment of those Regular Personnel other than those individuals specified in Schedule 8.4 who shall not have been on the list provided to Seller by Buyer as having accepted their conditional offers of employment tendered by Buyer as of February 11, 2000.

                  (d) Seller shall promptly reimburse the Buyer, after written notice thereof, an amount equal to fifty percent of any "stay on" bonus paid by the Buyer to any of the employees identified in Schedule 8.4 hereof which bonus shall not exceed two (2) months current salary of any such employees.

         7.2      Taxes.

                  (a) Notwithstanding anything to the contrary in Article 10 below, Seller shall be responsible for and pay all Taxes of Seller, its Affiliates, the Operations or the Purchased Assets arising at any time with respect to periods ending on or prior to the Closing Date, including the portion of real, personal or other property Taxes attributable to such periods and all such Taxes shall constitute Retained Liabilities. Florida Tangible Personnel Property and real estate taxes which are the obligation of the Seller under the Existing Lease, if the Existing Lease is assumed by the Buyer, shall be prorated between the Buyer and the Seller as of the Closing Date.

                  (b) To the extent relevant to the Purchased Assets and the Operations, Seller shall (i) provide Buyer with such assistance as may reasonably be required in connection with the preparation of any Tax Return and the conduct of any audit or other examination by any taxing authority or in connection with judicial or administrative proceedings relating to any liability for Taxes and (ii) retain and provide Buyer with all records or other information that may be relevant to the preparation of any Tax Returns, or the conduct of any audit or examination, or other tax proceeding. Seller shall retain all relevant documents, including prior year's Tax Returns, supporting work schedules and other records or information that may be relevant to such returns and shall not destroy or otherwise dispose of any such records without the prior written consent of Buyer.

         7.3 Product Warranty. Except as may be provided to the contrary in the Supply Agreement, Buyer shall be responsible for repair or replacement of all products sold by the Operations prior to the Closing Date in accordance with the product warranty terms of the Operations and Seller shall promptly reimburse Buyer for the costs incurred by Buyer in connection therewith.

         7.4 Inspection of Leased Facility. Buyer and its agents, contractors and consultants may enter the Leased Facility for the purpose of conducting such inspections, testing, and evaluation of any matter concerning the physical condition of the Leased Facility (including, without limitation, the structural, operating and roof systems thereof, and the presence or absence of termites, dry rot, fungi, wood destroying organisms or Hazardous Material at or on the Leased Facility, or the soil, groundwater, surface water, air or building materials thereof) as Buyer may elect to investigate. Buyer shall pay the cost of such inspections and indemnify and hold harmless the Seller from any property damage or bodily injury arising out of the negligent conduct of such inspections; provided, however, that in no event shall Buyer be liable for any condition present on the Leased Facility prior to entry by Buyer or its agents, contractors or consultants thereon.

         7.5 Bulk Transfer and Other Laws. Buyer hereby waives compliance by Seller with the provisions of any so-called bulk transfer laws of any jurisdiction in connection with the sale of the Purchased Assets to Buyer. Seller shall indemnify Buyer from, and hold it harmless against, any liabilities, damages, costs and expenses resulting from or arising out of (i) the parties' failure to comply with any of such laws in respect to the transactions contemplated by this Agreement, or (ii) any action brought or levy made as a result thereof, other than those liabilities which have been expressly assumed, on such terms as expressly assumed, by Buyer pursuant to this Agreement.

         7.6 Non-Competition. Seller agrees that for a period commencing on the Closing Date and ending with the termination of the Supply Agreement, neither it nor any of its Affiliates will engage in the manufacture or assembly of any of the Products, except (i) under the Supply Agreement or (ii) with respect to Boca's license of rights to third parties to manufacture and sell products under third party private branding where the third party manufactures the products for its own distribution for its own accounts under its own brand name or (iii) except for Products purchased by Boca from third parties for resale which require only rebranding in Boca's name, bundling of third party software, packing and shipping, provided that such Products are not based on Boca Intellectual Property.

                                      -48

         7.7 8-K Filing. Seller will supply such information as requested by the Buyer to enable it to file in a timely manner any required 8-K Report with the Securities and Exchange Commission and will otherwise cooperate with the Buyer with respect to the preparation of such report.

         7.8 Exclusive Dealings. For so long as this Agreement remains in effect, neither the Seller, nor any Person acting on the Seller's behalf shall, directly or indirectly, solicit or seek the initiation of any offer from, or conduct any negotiations with, any Person, other than the Buyer, concerning the acquisition of the Purchased Assets or the other transactions contemplated herein except in the ordinary course of business and as otherwise permitted in this Agreement.


                                    ARTICLE 8

                  CONDITIONS PRECEDENT TO OBLIGATIONS OF BUYER

         The obligations of Buyer under this Agreement shall be subject, at the option of Buyer, to the satisfaction, on or prior to the Closing Date, of the following conditions.

         8.1 No Misrepresentation or Breach of Covenants and Warranties. Each of the representations and warranties of Seller contained or referred to herein and in the Additional Agreements shall be true and correct in all material respects on the Closing Date as though made on the Closing Date; Seller shall have complied with and not otherwise breached the covenants set forth herein; and there shall have been delivered to Buyer a certificate to such effect, dated the Closing Date, signed on behalf of Seller by the President or any Vice President of Seller.

         8.2 No Restraint or Litigation.. No action, suit, investigation or proceeding shall have been instituted or overtly threatened to restrain or prohibit or otherwise challenge the legality or validity of the transactions contemplated hereby.

         8.3 Necessary Approvals. The parties shall have received the approvals and consents of all Persons necessary to consummate the transactions contemplated hereby, including those which are specified in Schedule 4.2, and Sections 6.3(a) and 6.3(b) including with respect to the Nonassignable Assets or otherwise required to be obtained prior to the Closing including by applicable Requirements of Laws and Buyer shall have obtained any Government Permits required for it under the Requirements of Law, to conduct the Operations as it was conducted by the Seller prior to the Closing Date.

         8.4 Employees. On or before February 11, 2000, the employees identified by the Buyer on Schedule 8.4 shall have accepted (and not withdrawn) offers of employment by Buyer extended as contemplated by Section 7.1 and Buyer shall have offered employment to the number of Regular Personnel contemplated by Section 7.1(c) hereof.

         8.5 Additional Agreements. Each of the Additional Agreements shall have been duly executed by Seller or its Affiliates and shall be in full force and effect.

         8.6 No Material Adverse Change. There shall have been no material adverse change with respect to the Purchased Assets or the Operations.

         8.7 New Lease. The New Lease to the Leased Facility shall have been executed between the Landlord and the Buyer by February 14, 2000, in form and substance acceptable to the Buyer, and shall be in full force and effect, provided that the New Lease shall not impose and liability or responsibility for any matters beyond the Sellers obligations under the existing lease through the date of closing.

         8.8 Consent of Lenders. The Buyer shall have received the approvals and consents of its lenders under its Amended and Restated Credit Agreement and Guaranty, dated as of April 14, 1999, among the Buyer, Boundless Acquisition Corporation, the Chase Manhattan Bank, Silicon Valley Bank and National Bank of Canada.

         8.9 Legal Opinion. Buyer shall have received from (1) counsel to Seller a legal opinion addressed to Buyer, dated the Closing Date, to substantially the following effect: Seller is a corporation duly organized and validly existing in good standing under the Laws of the State of Florida; has all required corporate power and authority necessary to execute, deliver and perform its obligations under this Agreement and the Additional Agreements; such execution, delivery and performance has been duly authorized by all necessary corporate action on the part of Seller; the execution, delivery and performance of its obligations under this Agreement and the Additional Agreements do not (i) violate or cause a default under any provision of Seller's articles of organization or by-laws, and
(ii) to the best knowledge of such counsel, violate any material contracts required to be filed as exhibits to Form 10-K under Item 601 of Regulation S-K that are related to purchased assets; and (2) each of this Agreement and the Additional Agreements to which Seller is a party has been duly executed and delivered by Seller and constitutes a valid and binding obligation of Seller enforceable in accordance with its terms, subject to such customary exceptions as may be reasonably acceptable to counsel for Buyer.

         8.10 Deliverables. The Seller's Deliveries to be delivered by Seller to Buyer at the Closing and which are described in Section 3.4 shall be in form and substance reasonably satisfactory to Buyer and shall be in conformity with the requirements of Section 3.4 of this Agreement.

         8.11 Casualties. Prior to the Closing, fire, flood or other cause shall not have destroyed a material part of the Purchased Assets taken as a whole, or damaged such Purchased Assets to a material extent so that there shall have been a material Adverse Effect on the Buyer's ability to conduct the Operations as a result of such occurrence.

         8.12 Due Diligence . Buyer shall have completed its due diligence no later than February 7, 2000 with respect to the Purchased Assets and the Operations and the results thereof are satisfactory to Buyer and Buyer shall have verified, in Buyer's sole and absolute discretion, that the Purchase Price for the Purchased Assets does not exceed the fair market value thereof. Further, Buyer shall have received an environmental report, at its expense and through its consultants, by February 14, 2000, with respect to the Leased Facility, satisfactory to Buyer, addressing among other items that the Leased Facility, including sub-surface soils and ground water, is not impacted by the Release of Hazardous Materials.

                                    ARTICLE 9

                  CONDITIONS PRECEDENT TO OBLIGATIONS OF SELLER

         The obligations of Seller under this Agreement shall be subject, at the option of Seller, to the satisfaction, on or prior to the Closing, of the following conditions:

         9.1 No Misrepresentation or Breach of Covenants and Warranties. Each of the representations and warranties of Buyer contained or referred to in this Agreement and the Additional Agreements shall be true and correct in all material respects on the Closing Date as though made on the Closing Date; Buyer shall have complied with and not otherwise breached the covenants set forth herein; and there shall have been delivered to Seller a certificate or certificates to such effect, dated the Closing Date and signed on behalf of Buyer by the President or any Vice President of Buyer.

         9.2 No Restraint or Litigation. No action, suit, investigation or proceeding shall have been instituted or overtly threatened to restrain, prohibit or otherwise challenge the legality or validity of the transactions contemplated hereby.

         9.3 Necessary Governmental Approvals. The parties shall have received the approvals of all Governmental Bodies necessary to consummate the transactions contemplated hereby, which are either contemplated by Section 6.7 hereof or otherwise required to be obtained prior to the Closing by applicable Requirements of Laws.

         9.4 Additional Agreements. Each of the Additional Agreements shall have been duly executed by Buyer or its Affiliates and shall be in full force and effect.

         9.5 Legal Opinion. Seller shall have received from counsel to Buyer, a legal opinion addressed to Seller, dated the Closing Date, to substantially the following effect: Buyer is a corporation duly organized and validly existing in good standing under the Laws of Delaware; has all required corporate power and authority necessary to execute, deliver and perform its obligations under this Agreement and the Additional Agreements; such execution, delivery and performance has been duly authorized by all necessary corporate action on the part of Buyer; the execution, delivery and performance of its obligations under this Agreement and the Additional Agreements do not (i) violate or cause a default under any provision of Buyer's charter or by-laws and (ii) to the best knowledge of such counsel, violate any material contracts known to such counsel to which Buyer is a party or to which Buyer or any of its property is subject and which are required to be filed as exhibits to Form 10-K under Item 601 of Regulation S-K that are related to the operation as contemplated to be conducted by Buyer after the Closing Date; each of this Agreement and the Additional Agreements to which Buyer is a party has been duly executed and delivered by Buyer, each of the Additional Agreements to which Buyer is a party constitutes a valid and binding obligation of Buyer; and each of such Additional Agreements is enforceable in accordance with its terms, subject to such customary exceptions as may be reasonably acceptable to counsel for Seller.

         9.6 Finova Revolver. Written approval of the sale and release of all liens and encumbrances relative to the Purchased Assets from Sellers lender, Finova under that certain Revolving Line of Credit and related documents dated November 9, 1998.

         9.7 New Lease. The New Lease to the Leased Facility shall have been executed between the Landlord and the Buyer, in form and substance acceptable to the Buyer, and shall be in full force and effect, provided that the New Lease shall not impose any liability or responsibility for any matters beyond the Sellers obligations under the Existing Lease through the date of closing as well as a release from liability under the Lease from the Landlord for any matters or claims arising out of events or occurrences subsequent to the Closing Date.


                                   ARTICLE 10

                                 INDEMNIFICATION

         10.1 Indemnification by Seller. Seller agrees to indemnify and hold harmless each Buyer Group Member from and against any and all Losses and Expenses incurred by such Buyer Group Member in connection with or arising from:

                  (a) any breach by Seller of any of its covenants in this Agreement;

                  (b) any breach of any warranty or the inaccuracy of any representation of Seller contained or referred to in this Agreement or any certificate delivered by or on behalf of Seller pursuant hereto; and

                  (c) Retained Liabilities. The indemnification provided for in
Section 10.1(a) and 10.1(c) shall not terminate. The indemnification provided for in Section 10.1(b) shall terminate three (3) years after the Closing Date and no claims shall be made by any Buyer Group Member under Section 10.1(b) thereafter, except that the indemnification by Seller shall continue as to any Loss or Expense of which any Buyer Group Member has notified Seller, including the general circumstances giving rise thereto, in accordance with the requirements of Section 10.3 on or prior to the date such indemnification would otherwise terminate in accordance with this Section 10.1, as to which the obligation of Seller shall continue until the liability of Seller shall have been determined pursuant to this Article 10, and Seller shall have reimbursed all Buyer Group Members for the full amount of such Loss and Expense in accordance with this Article 10.

         10.2 Indemnification by Buyer. Buyer agrees to indemnify and hold harmless each Seller Group Member from and against any and all Losses and Expenses incurred by such Seller Group Member in connection with or arising from:

                  (a) any breach by Buyer of any of its covenants in this Agreement;

                  (b) any breach of any warranty or the inaccuracy of any representation of Buyer contained or referred to in this Agreement or any certificate delivered by or on behalf of Buyer pursuant hereto; and

                  (c) Assumed Liabilities. The indemnification provided for in
Section 10.2(a) and 10.2(c) shall not terminate. The indemnification provided for in Section 10.2(b) shall terminate three (3) years after the Closing Date, and no claims shall be made by any Seller Group Member under Section 10.2(b) thereafter, except that the indemnification by Buyer shall continue as to any Loss or Expense of which any Seller Group Member has notified Buyer in accordance with the requirements of Section 10.3 on or prior to the date such indemnification would otherwise terminate in accordance with this Section 10.2, as to which the obligation of Buyer shall continue until the liability of Buyer shall have been determined pursuant to this Article 10, and Buyer shall have reimbursed all Seller Group Members for the full amount of such Loss and Expense in accordance with this Article 10.

         10.3 Notice of Claims.

                  (a) Any Buyer Group Member or Seller Group Member (the "Indemnified Party") seeking indemnification hereunder shall give to the party obligated to provide indemnification to such Indemnified Party (the "Indemnitor") a notice (a "Claim Notice") describing in reasonable detail the facts then known with respect to such claim for indemnification hereunder and shall include in such Claim Notice the amount of such claim (to the extent then known), and a reference to the provision of this Agreement or any other agreement, document or instrument executed hereunder or in connection herewith upon which such claim is based; provided, however, that a Claim Notice in respect of any action at law or suit in equity by or against a third Person as to which indemnification will be sought shall be given promptly after the action or suit is commenced; and provided, further, that failure to give such notice shall not relieve the Indemnitor of its obligations hereunder except to the extent it shall have been materially prejudiced by such failure.

                  (b) After delivery of any Claim Notice pursuant hereto, the amount of indemnification to which an Indemnified Party shall be entitled under this Article 10 shall be determined in accordance with the dispute resolution mechanism set forth in Section 12.14 hereto.

         10.4 Third Person Claims

(i) Subject to subsection (iii) below if Losses or Expenses arise out of a third party claim seeking recovery of money damages (a "Money Claim"), the Indemnitor shall have the right, at its option and expense, to assume the defense of such Money Claim with counsel reasonably acceptable to the Indemnified Party. Notwithstanding the foregoing, the Indemnified Party shall have the right to employ its own counsel in any such case but the fees and expenses of such counsel shall be at the expense of such Indemnified Party unless (x) the employment of such counsel shall have been authorized in writing by the Indemnitor in connection with the defense of such action at the expense of the Indemnitor or (y) the Indemnitor shall not have employed counsel to have charge of the defense of such action within a reasonable time after the Notice of Claim is given, or, having assumed such defense, fails to pursue it within reasonable time or (z) the named parties to such claim include both the Indemnified Party and the Indemnitor and such Indemnified Party shall have been advised by counsel that counsel employed by the Indemnitor would, under applicable professional standards, have a conflict in representing both the Indemnitor and such Indemnified Party, in any of which events such fees and expenses of one additional counsel for the Indemnified Party shall be borne by the Indemnitor. In no event shall the Indemnitor be liable for fees and expenses of more than one counsel for all indemnified Parties (in addition to any local counsel) separate from its own counsel in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances. An Indemnified Party shall have the right to settle or compromise any Money Claim and recover the amount paid in such settlement from the Indemnitor without the consent of any Indemnitor if the Indemnified Party has given written notice thereof to the Indemnitor and the Indemnitor has failed to assume the defense of the Money Claim or, having assumed the defense, has failed to diligently pursue it within a reasonable length of time. Any Indemnitor shall have the right to settle or compromise any Money Claim against an Indemnified Party with the consent of the Indemnified Party provided that the terms of such settlement or compromise provide for the unconditional release of the Indemnified Party and require the payment of money damages only by the Indemnitor.

                  (ii) Subject to the provision of subsection (iii) below if an Indemnified Person determines not to accept a monetary settlement of any such Money Claim following the Indemnified Person's receipt of written notice from the Indemnitor requesting the Indemnified Party's acceptance of such a settlement for an amount (the "Settlement Amount") agreed to in writing by the Indemnitor and the parties (other than the Indemnified Person) to such litigation or prospective litigation and a judgment in excess of the Settlement Amount is thereafter rendered against the Indemnified Person, no claim for indemnification under Article 10 hereof, as the case may be, may thereafter be made with respect to such litigation or prospective litigation against the Indemnitor in excess of the Settlement Amount consented to by the Indemnitor.

                  (iii) If Losses or Expenses arise out of a third party claim seeking equitable relief alone or in addition to monetary damages and, if such equitable relief, standing alone, if obtained would materially and adversely affect the business, operations, assets or financial condition of the Indemnified Party (an "Equitable Claim"), the Indemnified Party shall be entitled to defend such Equitable Claim with counsel reasonably acceptable to the Indemnitor in a reasonable manner under the circumstances and at the expense of the Indemnitor, which shall be provided by counsel to the Indemnitor with regular information regarding the costs of such defense. The Indemnitor shall be entitled to participate at its own expense in the defense of any such Equitable Claim. The Indemnified Party shall make no settlement, compromise, admission, or acknowledgement which would give rise to liability on the part of any Indemnitor without the prior written consent of the Indemnitor, which shall not be unreasonably withheld or delayed.

                  (iv) The parties shall extend reasonable cooperation to one another in connection with the defense of any third-party claim pursuant to this
Section 10.4 and, in connection therewith, shall furnish such records, information, and testimony and attend such conferences, discovery proceedings, hearings, trials, and appeals as may be reasonably requested.

         10.5     Environmental Indemnification by Seller.

                  (a) Indemnification. Notwithstanding anything to the contrary in this Agreement, Seller agrees to indemnify and hold harmless each Buyer Group Member from and against any and all Pre-Existing Environmental Liabilities incurred by any of them.

                  (b) Adequate Protection From Loss. Seller acknowledges that its obligations under the foregoing Section 10.5(a) shall arise upon the threat or institution of any Losses or Expenses for which Seller is liable under this indemnity, and not merely upon the realization by an Indemnified Party of an actual loss; and, therefore, Seller agrees, within fifteen (15) days following a written demand, to indemnify, defend and hold harmless and take such other reasonable actions as the Indemnified Party may reasonably request to protect the Indemnified Party from such Losses and Expenses, provided the Indemnified Party provides Seller with notice.

                  (c) Waiver by Seller. To the extent permitted by applicable Law, Seller, on behalf of itself and its Successors (other than Buyer and the Buyer Group Members), after consultation with counsel, hereby waives (i) any and all rights to join Buyer, the Buyer Group Members and their Successors in any litigation or proceeding to the extent arising out of or in connection with any of Pre-Existing Environmental Liabilities; and (ii) any and all Losses and Expenses which any of them may have with respect to any Pre-Existing Environmental Liabilities.

                  (d) Survival. It is expressly acknowledged by Seller that the acts, omissions, breach of any covenant in this Agreement or in any Additional Agreement, or violation of Environmental Laws by Buyer Group Members and/or their respective Successors (whether active, passive, negligent, wrongful or in violation of any agreement) shall not impair the right of any of such Persons (including the Person acting or omitting to act) to enforce Seller's indemnification obligations pursuant to this Section 10.5. The obligations and rights of the parties under this Section 10.5 are in addition to, independent from, and severable from the rights and obligations of the parties under this Agreement or any other agreement between them and shall survive, notwithstanding the termination, expiration or breach of such agreements or any other agreement between any of the parties hereto and notwithstanding any other act or omission of the parties, whether or not such acts are in violation of the express provisions of this Agreement, any other agreement or applicable Requirements of Laws. This Agreement shall survive the sale, transfer, assignment or hypothecation of any Buyer Group Member or any of their properties, or any interest therein, to any Person.

         10.6     Environmental Indemnification by Buyer.

                  (a) Indemnification. Buyer agrees to indemnify and hold harmless each Seller Group Member from and against any and all Losses and Expenses incurred by any of them, to the extent caused by or arising out of any of the following liabilities which are not otherwise Pre-Existing Environmental Liabilities ("Buyer Environmental Liabilities"):

                               (i)  the presence of Contamination as a
consequence of the Release after the Closing Date of Hazardous Material by a Buyer Group Member or any of the Buyer Group Member's respective agents, employees or contractors on or about the Leased Facility, except to the extent that such Release resulted from a condition present on the Leased Facility on the Closing Date, which permits a Release of Hazardous Material to the environment or which violates applicable Environmental Laws.

                               (ii) any Hazardous Material Activity or
Remediation Activity conducted in the course of the Operations on the Leased Facility after the Closing Date by any Buyer Group Member or a Buyer Group Member's agents, employees or contractors.

                               (iii) the exposure after the Closing Date of any
employee of any Seller Group Member or other Person (A) to any Contamination described in sub-part (i) above, at any time, that is not a Pre-Existing Environmental Liability, or (B) to any Hazardous Material that is not a Pre-Existing Environmental Liability in the course of or as a consequence of any Hazardous Material Activity or Remediation Activity conducted on or about the Leased Facility after the Closing Date by a Seller Group Member or a Seller Group Member's respective agents, employees or contractors.

                               (iv) the presence at any Disposal Facility of any
Hazardous Material generated in the course of the Operations and shipped from the Leased Facility at any time after the Closing Date by any Seller Group Member or their respective agents, employees or contractors.

                  (b) Adequate Protection From Loss. Buyer acknowledges that its obligations under the foregoing Section 10.6(a) shall arise upon the threat or institution of any Losses or Expenses for which Buyer is liable under this indemnity, and not merely upon the realization by the Indemnified Party of an actual loss; and, therefore, Buyer agrees, within fifteen (15) days following a written demand, to take such action as the Indemnified Party may reasonably request to protect the Indemnified Party from such Losses and Expenses; provided the Indemnified Party provides Buyer with notice.

                  (c) Waiver by Buyer. To the extent permitted by applicable law, Buyer, on behalf of itself and its Successors, after consultation with counsel, hereby waives (i) any and all rights to join Seller, the Seller Group Members and their Successors in any litigation or proceeding to the extent arising out of or in connection with any Buyer Environmental Liabilities; and
(ii) any and all Losses and Expenses which any of them may have with respect to any Buyer Environmental Liabilities.

                  (d) Survival. It is expressly acknowledged by Buyer that the acts, omissions, breach of any covenant in this Agreement or in any Additional Agreement, or violation of Environmental Laws by Seller, the Seller Group Members and/or their respective Successors (whether active, passive, negligent, wrongful or in violation of any agreement) shall not impair the right of any of such Persons (including the Person acting or omitting to act) to enforce Buyer's indemnification obligations pursuant to this Section 10.6. The obligations and rights of the parties under this Section 10.6 are in addition to, independent from, and severable from the rights and obligations of the parties under this Agreement or in any Additional agreement between them and shall survive, notwithstanding the termination, expiration or breach of such agreements between any of the parties hereto and notwithstanding any other act or omission of the parties, whether or not such acts are in violation of the express provisions of this Agreement, any Additional Agreement or Requirements of Laws. This Agreement shall survive the sale, transfer, assignment or hypothecation of any Seller Group Member or any of their properties, or any interest therein, to any Person.

         10.7 Limitation on Amount. The Seller shall have no liability for claims made under this Article 10 until the aggregate amount of the Losses and Expenses incurred by the Buyer Group Members shall exceed Fifty Thousand Dollars ($50,000), in which event the indemnification obligations of the Seller shall apply to the full amount of such claims, beginning with the first dollar thereof provided, however that the Seller shall not be liable in the aggregate pursuant to this Article 10 for an amount in excess of the total Purchase Price determined in accordance with Section 2.4.


                                   ARTICLE 11

                                   TERMINATION

         11.1 Termination . Notwithstanding anything in this Agreement to the contrary, this Agreement may be terminated at any time prior to the Closing
Date:

                  (a) by the mutual consent of Buyer and Seller;

                  (b) by Buyer or Seller if the Closing Date shall not have occurred on or before March 3, 2000 (or such later date as may be mutually agreed to by Buyer and Seller), provided that failure of closing to occur by such date is not caused by the party seeking to terminate;

                  (c) by Buyer in the event of any material breach by Seller of any of the representations, warranties, covenants or agreements of Seller contained herein and the failure of Seller to cure such breach within fifteen
(15) days after receipt of notice from Buyer requesting such breach to be cured;

                  (d) by Seller in the event of any material breach by Buyer of any of Buyer's representations, warranties, covenants or agreements contained herein and the failure of Buyer to cure such breach within fifteen (15) days after receipt of notice from Seller requesting such breach to be cured; or

                  (e) by Seller in the event that is shall receive an unsolicited offer from a third party for the purchase of the Purchased Assets on terms deemed more advantageous in its shareholders interest by its Board of Directors than the terms offered by Buyer under this Agreement.

         11.2 Notice of Termination. Any party desiring to terminate this Agreement pursuant to Section 11.1 above shall give notice of such termination to the other parties to this Agreement.

         11.3 Effect of Termination. In the event that this Agreement shall be terminated pursuant to this Article 11, all further obligations of the parties under this Agreement (other than Sections 6.6, 12.3, 12.9 and 12.14 and Article
10) shall be terminated, provided that nothing herein shall relieve any party from liability for its breach of this Agreement.

                                   ARTICLE 12

                               GENERAL PROVISIONS

         12.1 Survival of Obligations. All representations, warranties, covenants and obligations contained in this Agreement shall survive the consummation of the transactions contemplated by this Agreement. The respective representations and warranties of each party hereto contained herein shall not be deemed waived or otherwise affected by any investigation made by the other party hereto and shall survive the Closing Date.

         12.2 No Public Announcements. Except as heretofore made, neither Buyer nor Seller shall, without the approval of the other, make any press release or other public announcement concerning this Agreement, its existence or the transactions contemplated by this Agreement, except as and to the extent that any such party shall be so obligated by law, in which case the other party shall be advised and the parties shall use their reasonable efforts to cause a mutually agreeable release or announcement to be issued.

         12.3 Notices. All notices, requests, instructions or other communications or other documents required or permitted hereunder shall be in writing and shall be deemed given or delivered when delivered personally via telecopier or five (5) days after being sent, when sent by registered or certified mail, or one (1) day after being sent, when sent by overnight courier, addressed as follows:

                  If to Seller, to:

                  Boca Research, Inc.
                  1601 Clint Moore Road
                  Boca Raton, Florida 33487
                  Attention:  Robert Heinlein, Vice President of Finance/
                                               Chief Financial Officer
                  Facsimile:  (561) 997-6934

                  with a copy to:

                  Spinner, Dittman, Federspiel and Dowling
                  151 N.W. 1st Avenue
                  Delray Beach, Florida  33444
                  Attention:  Robert W. Federspiel
                  Facsimile:  (561) 276-5489

                  If to Buyer, to:
                  Boundless Technologies, Inc.
                  P.O. Box 18001
                  Hauppauge, NY 11788-8801
                  Attention: Joseph Gardner, VP of Finance, CFO
                  Facsimile: (516) 342-7911

                  with a copy to:
                  Fischbeino Badilloo Wagnero Harding
                  909 Third Avenue
                  New York, New York  10022
                  Attention:  Joseph L. Cannella, Esq.
                  Facsimile: (212) 644-7485

or to such other address as such party may indicate by a notice delivered to the other parties hereto.

         12.4     Successors and Assigns.

                  (a) The rights of either party under this Agreement shall not be assignable prior to the Closing Date without the written consent of the other except the Buyer may assign this Agreement to Boundless Manufacturing Services, Inc.

                  (b) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their successors and permitted assigns. Nothing in this Agreement, expressed or implied, is intended or shall be construed to confer upon any Person other than the parties and successors and assigns permitted by this Section 12.4 any right, remedy or claim under or by reason of this Agreement.

         12.5 Access to Records After Closing Date. For a period of five (5) years after the Closing Date, Buyer and its representatives shall have reasonable access to all of the information, books and records of the Operations which Seller or any of its Affiliates shall retain after the Closing Date, in each case subject to the Confidentiality Agreement or similar nondisclosure agreement if the Confidentiality Agreement shall have terminated or expired. Such access shall be afforded by Seller and its Affiliates upon receipt of reasonable advance notice and during normal business hours.

         12.6 Entire Agreements; Amendments. This Agreement and the exhibits and schedules referred to herein and the documents delivered pursuant hereto contain the entire understanding of the parties hereto with regard to the subject matter contained herein or therein, and supersede all prior agreements or understanding between or among any of the parties hereto. This Agreement shall not be amended, modified or supplemented except by a written instrument signed by an authorized representative of each of the parties hereto.

         12.7 Interpretation. Article titles and headings to sections herein are inserted for convenience of reference only and are not intended to be a part of or to affect the meaning or interpretation of this Agreement. The schedules referred to herein shall be construed with and as an integral part of this Agreement to the same extent as if they were set forth verbatim herein.

         12.8 Waivers. Any term or provision of this Agreement may be waived, or the time for its performance may be extended, by the party or parties entitled to the benefit thereof. Any such waiver shall be validly and sufficiently authorized for the purposes of this Agreement if, as to any party, it is authorized in writing by an authorized representative of such party. The failure of any party hereto to enforce at any time any provision of this Agreement shall not be construed to be a waiver of such provision, nor in any way to affect the validity of this Agreement or any part hereof or the right of any party thereafter to enforce each and every such provision. No waiver of any breach of this Agreement shall be held to constitute a waiver of any other or subsequent breach.

         12.9 Expenses. Except as otherwise expressly agreed to in writing by the parties each party hereto will pay all Expenses incident to its negotiation and preparation of this Agreement and to its performance and compliance with all agreements and conditions contained herein on its part to be performed or complied with.

         12.10 Partial Invalidity. Wherever possible, each provision hereof shall be interpreted in such manner as to be effective and valid under applicable law, but in case any one or more of the provisions contained herein shall be held to be invalid, illegal or unenforceable in any respect, such provision shall be ineffective to the extent, but only to the extent, of such invalidity, illegality or unenforceability without invalidating the remainder of such invalid, illegal or unenforceable provision or provisions or any other provisions hereof, unless such a construction would be unreasonable.

         12.11 Execution in Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be considered an original instrument, but all of which shall be considered one and the same agreement, and shall become binding when one or more counterparts have been signed by each of the parties hereto and delivered to each of Seller and Buyer.

         12.12    Further Assurances.

                  (a) On the Closing Date Seller shall (i) deliver to Buyer such other bills of sale, deeds, endorsements, assignments and other good and sufficient instruments of conveyance and transfer, in form reasonably satisfactory to Buyer and its counsel, as Buyer may reasonably request or as may be otherwise reasonably necessary to vest in Buyer all the right, title and interest of Seller in, to or under any or all of the Purchased Assets, and (ii) take all steps as may be reasonably necessary to put Buyer in actual possession and control of all the Purchased Assets.

                  (b) From time to time following the Closing Date, Seller shall execute and deliver, or cause to be executed and delivered, to Buyer such other instruments of conveyance and transfer as Buyer may reasonably request or as otherwise may be reasonably necessary to more effectively convey and transfer to, and vest in, Buyer and put Buyer in possession of, any part of the

Purchased Assets, and in the case of licenses, certificates, approvals, authorizations, agreements, contracts, leases, easements and other commitments included in the Purchased Assets (i) which cannot be transferred or assigned effectively without the consent of Persons which consent has not been obtained prior to the Closing Date and the delivery of which on the Closing Date has been waived by Buyer, to cooperate with Buyer at its request in endeavoring to obtain such consent promptly, and if any such consent is unobtainable, to use its reasonable efforts to secure to Buyer the benefits thereof in some other manner, or (ii) make reasonable efforts jointly with Buyer to secure to Buyer the benefits thereof in some other manner (including the exercise of the rights of Seller thereunder).

         12.13 Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws (as opposed to the conflicts of law provisions) of the State of Delaware. The Additional Agreements shall be governed by such laws as set forth therein.

         12.14 Dispute Resolution. For any dispute or claim arising out of or relating to this Agreement, or breach hereof, the parties, prior to filing any claims to binding arbitration, shall in good faith first negotiate a written resolution of such dispute or claim for a period not to exceed thirty (30) days from the date of receipt of a party's request for such negotiation. Such negotiations shall be conducted by managers of each party who have authorization to resolve any such dispute or claim. In the event the parties cannot negotiate a written resolution to such dispute or claim during this thirty (30) day negotiation period, the parties shall then submit such dispute or claim to binding arbitration with the American Arbitration Association ("AAA"). The arbitration may be initiated by the written request of either party to the other party, shall commence within fifteen (15) days of receipt of such notice and shall be conducted in accordance with the standard mediation procedures established by AAA, unless otherwise agreed by the parties. Nothing in this paragraph shall prevent a party from seeking temporary equitable relief, from AAA or such other body as the parties may mutually agree upon, during the fifteen (15) day period if necessary to prevent irreparable harm.

                  The arbitrators shall be selected as follows: Buyer and Seller shall each select on independent, qualified arbitrator and the two arbitrators so selected shall select the third arbitrator. Either party may disqualify any individual arbitrator who is a present or past employee, owner, or consultant to the opposing party or a competing organization.

                  Arbitration shall take place in the New York metropolitan area if initiated by Seller, and in the Boca Raton, Florida, area if initiated by Buyer. At the request of either party, except as may be required by law, arbitration proceedings will be conducted in the utmost secrecy and, in such case, all documents, testimony and records shall be received, heard and maintained by the arbitrators in secrecy under seal, available for inspection only by Purchase and Seller, their respective attorneys, and their respective experts, consultants or witnesses who shall agree, in advance and in writing, to receive all such information confidentially and to maintain such information in secrecy, and make no use of such information except for the purpose of the arbitration, until such information shall become generally know.

                  The arbitrators, who shall act by majority vote, shall be able to decree any and all relief of an equitable nature, including but not limited to such relief as a temporary restraining order, a temporary injunction or a permanent injunction, and shall also be able to award damages, with or without an accounting and costs, but not punitive damages, to either party. The decree of judgment of an award rendered by the arbitrators may be entered in any court having jurisdiction over the parties.

                  Reasonable notice of the time and place of arbitration shall be given to persons other than the parties, if such notice is required by law, in which case such persons or their authorized representatives shall have the right to attend or participate in the arbitration hearing in such manner as the law shall require.

                  The arbitration can and shall be rendered in writing and shall be final and binding or the parties, not subject to any appeal except to the extent authorized by law.

                  If any action is necessary to enforce or interpret the terms of this agreement, the prevailing party shall be entitled to reasonable attorneys' fees, costs, and necessary disbursements in addition to any other relief to which the party may be entitled

         12.15 Third Parties. Nothing herein expressed or implied is intended or shall be construed to confer upon or give to any Person other than the parties hereto, their successors or permitted assigns and, with respect to Article 10, the Indemnified Parties, any rights or remedies under or by reason of this Agreement.

         12.16 Specific Performance. The parties each acknowledge and agree that each of the parties hereto shall be entitled to specific enforcement of the terms of this Agreement against the other party.

         12.17 Interpretation. The parties hereto acknowledge and agree that:
(i) each party and its counsel reviewed and negotiated the terms and provisions of this Agreement and have contributed to its revision; (ii) the rule of construction to the effect that any ambiguities are resolved against the drafting party shall not be employed in the interpretation of this Agreement: and (iii) the terms and provisions of this Agreement shall be construed fairly as to all parties hereto and not in favor of or against any party, regardless of which party was generally responsible for the preparation of this Agreement.


                  [Remainder of page intentionally left blank]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the date first above written.

                                              BOCA RESEARCH, INC.

                                              By:/S/ Robert Heinlein
                                                 -------------------

                                              Name: Robert Heinlein
                                                    ---------------
                                              Title: C.F.O.
                                                     ------

                                              BOUNDLESS TECHNOLOGIES, INC.

                                              By:/S/ J. Gerald Combs
                                                 -------------------

                                              Name: J. Gerald Combs
                                                    ---------------
                                              Title: C.E.O.
                                                     ------

Exhibit 10.28

                       ASSIGNMENT AND ASSUMPTION AGREEMENT
                       -----------------------------------


         Boundless Technologies, Inc., a Delaware corporation (the "Assignor"), for good and valuable consideration paid to it, the receipt and sufficiency of which is hereby acknowledged, does hereby grant, sell, convey, assign, transfer and deliver to Boundless Manufacturing Services, Inc., a Delaware corporation (the "Assignee") and its successors and assigns, forever, all of Assignor's right, title and interest in and to the Asset Purchase Agreement, dated as of January 24, 2000, by and between Boca Research, Inc. and Assignor (the "Contract"), to have and to hold the same unto Assignee, its successors and assigns to and for its use forever, and further, that Assignee hereby accepts the Contract and assumes and agrees to perform all obligations of Assignor under the Contract including the obligation to issue and deliver the Note pursuant to
Section 2.4 of the Contract. Assignor hereby assumes Assignee's obligation under
Section 2.4 of the Contract to unconditionally guaranty the Note issued by Assignee.

         Assignee represents, warrants and covenants with Assignor as follows, which representations, warranties and covenants shall survive the sale, transfer and delivery of the Contract:

         On and after the date hereof and without further consideration, Assignor will, from time to time at Assignee's request, execute and deliver such further instruments of conveyance, assignment and transfer and will take or cause to be taken such other action as Assignee may reasonably request for the more effective conveyance, assignment and transfer to Assignee of the Contract and Assignee's assumption of all Assignor's obligations under the Contract, as aforesaid.

         In WITNESS WHEREOF, Assignor and Assignee have caused this Assignment and Assumption Agreement to be duly executed as of the 3 day of March, 2000.

                                          BOUNDLESS TECHNOLOGIES, INC.


                                          By:/S/ J. Gerald Combs
                                             -------------------
                                             J. Gerald Combs, President

                                          BOUNDLESS MANUFACTURING
                                          SERVICES, INC.


                                          By: /S/ Joseph Gardner
                                              ------------------
                                              Joseph Gardner, CFO

Exhibit 10.29

                         NON-NEGOTIABLE PROMISSORY NOTE


$1,000,000.00                                                   March 3rd, 2000
                                                            Boca Raton, Florida


         FOR VALUE RECEIVED, Boundless Manufacturing Services, Inc., a Delaware corporation (the "Company"), promises to pay to Boca Research, Inc., a Florida corporation, or its registered assigns (the "Holder"), the principal sum of One Million Dollars and No/100 ($1,000,000.00). Subject to the provisions of Section 11, interest shall accrue at the rate of six percent (6%) per annum with respect to this Promissory Note. All unpaid principal, together with any then unpaid and accrued interest and other amounts payable hereunder, if any, shall be due and payable in accordance with the provisions of Section 6.

         The following is a statement of the rights of Holder and the conditions to which this Note is subject, and to which Holder, by the acceptance of this Note, agrees:

         1. Definitions. As used in this Note, the following capitalized terms have the following meanings:

                  (a) "Event of Default" has the meaning given in Section 3 hereof.

                  (b) "Person" shall mean and include an individual, a partnership, a corporation (including a business trust), a joint stock company, a limited liability company, an unincorporated association, a joint venture or other entity or a governmental authority.

         2. Interest. Accrued interest on this Note, if any, shall become due and payable as provided for herein on the date amounts are declared due and payable by Holder or made automatically due and payable upon or after the occurrence of an Event of Default

         3. Events of Default. The occurrence of any of the following shall constitute an "Event of Default" under this Note:

                  (a) Failure to Pay. Company shall fail to pay when due any payment of principal, interest or other payment required under the terms of this Note on the date due, provided the Holder shall have given the Company five (5) days' written notice of such failure to pay ; or

                  (b) Voluntary Bankruptcy or Insolvency Proceedings. Either the Company or the Guarantor shall (i) apply for or consent to the appointment of a receiver, trustee, liquidator or custodian of itself or of all or a substantial part of its property, (ii) be unable, or admit in writing its inability, to pay its debts generally as they mature, (iii) make a general assignment for the benefit of its or any of its creditors, (iv) be dissolved or liquidated in full or in part, (v) become insolvent (as such term may be defined or interpreted under any applicable statute), (vi) commence a voluntary case or other proceeding seeking liquidation, reorganization or other relief with respect to itself or its debts under any bankruptcy, insolvency or other similar law now or hereafter in effect or consent to any such relief or to the appointment of or taking possession of its property by any official in an involuntary case or other proceeding commenced against it, or (vii) take any action for the purpose of effecting any of the foregoing; or

                  (c) Involuntary Bankruptcy or Insolvency Proceedings. Proceedings for the appointment of a receiver, trustee, liquidator or custodian of Company or the Guarantor or of all or a substantial part of the property thereof, or an involuntary case or other proceedings seeking liquidation, reorganization or other relief with respect to Company or the Guarantor or the debts thereof under any bankruptcy, insolvency or other similar law now or hereafter in effect shall be commenced and an order for relief entered or such proceeding shall not be dismissed or discharged within ten (10) days of commencement.

         4. Cross-Default. An Event of Default by the Company under this Note shall be deemed a default under that certain Supply Agreement entered into between the parties of even date.

         5. Rights of Holder upon Default. Upon the occurrence or existence of any Event of Default described in Section 3, immediately and without notice, all outstanding Obligations payable by Company hereunder shall automatically become immediately due and payable, without presentment, demand, protest or any other notice of any kind, all of which are hereby expressly waived, anything contained herein to the contrary notwithstanding. In addition to the foregoing remedies, upon the occurrence or existence of any Event of Default, Holder may exercise any other right, power or remedy granted to it under the Agreement or the Guaranty or otherwise permitted to it by law, either by suit in equity or by action at law, or both.

         6. Maturity Dates. Subject to the provisions of Section 5, the Company shall pay to the Holder the principal amount quarterly of One Hundred Twenty-five Thousand Dollars and No/100 ($125,000.00) quarterly, together with any accrued but unpaid interest, for eight (8) consecutive quarters commencing June 1, 2000, and on the first business day of each and every third month thereafter, until all sums of unpaid principal have been paid in full. Notwithstanding the foregoing, the entire principal amount owing hereunder shall be due and payable upon the change of control of either the Company or the Guarantor. For purposes of this Section 6, a change of control shall mean (i) the transfer of more than fifty percent of the voting securities of either the Company or the Guarantor (other than as a result of issuance of Employee stock options and/or issuance of capital stock for funding)or the sale of all or substantially all of the assets of the Company or the Guarantor, or (ii) the merger of the Company or the Guarantor with an unaffiliated third party in which the holders of the Guarantor's voting securities immediately prior to such merger do not own (directly or indirectly) a majority of the voting securities of the surviving entity.

         7. Guaranty. The obligations of the Company under this Note are unconditionally guaranteed by Boundless Corporation and Boundless Manufacturing Services, Inc. (the "Guarantor"), pursuant to a Guaranty of even date herewith executed by the Guarantor.

         8. Waiver and Amendment. No provision of this Note may be amended, waived or modified without the prior written consent of Company, Holder and the Guarantor.

         9. Notices. Any notice, request or other communication required or permitted hereunder shall be in writing and shall be deemed to have been duly given if personally delivered or mailed by registered or certified mail, postage prepaid, or by recognized overnight courier or personal delivery at the respective addresses of such party. Notice shall conclusively be deemed to have been given three days after the mailing or sending thereof.

         10. Payment. All payments hereunder shall be made in lawful tender of the United States. Payments shall be made in immediately available funds at the place and in the manner requested by Holder from time to time.

                  The Holder agrees that, in addition to (and without limitation of) any rights the Company may otherwise have, the Company shall be entitled, at its option and without any prior notice to the Holder (any such notice being expressly waived by the Holder), to offset the balance owed to the Holder under this Note against any amount payable by the Holder to the Company, under the supply agreement between the Holder and Boundless Manufacturing Services, Inc. executed on this date, which is not paid when due, in which case the Company shall promptly notify the Holder thereof; provided that the Company's failure to give such notice shall not affect the validity thereof.

         11. Default Rate; Usury. In the event that any payment of principal or interest provided for herein is not paid by Company within 5 business days after the close of each of the quarters during which payments are due (including the entire unpaid balance of this Note in the event such amount is made immediately due and payable pursuant to the terms hereof), then Company shall pay interest at the maximum allowable rate of interest on such amounts not paid when due. In the event any interest is paid on this Note which is deemed to be in excess of the then legal maximum rate, then that portion of the interest payment representing an amount in excess of the then legal maximum rate shall be deemed a payment of principal and applied against the principal of this Note.

         12. Governing Law. This Note and all actions arising out of or in connection with this Note shall be governed by and construed in accordance with the laws of the State of Delaware, without regard to the conflicts of law provisions of the State of Delaware or of any other state.

         13. Severability. In case any one or more of the provisions contained in this Note should be held to be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein shall not in any way be affected or impaired thereby.

         14. Assignment. This Note is registered on the books of the Company and is transferrable only by surrender thereof at the principal office of the Company duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Note or its attorney duly authorized in writing.

         IN WITNESS WHEREOF, Company has caused this Note to be issued as of the date first written above.


                                     COMPANY
                                     BOUNDLESS MANUFACTURING SERVICES, INC.


                                     By:/S/ Joseph Gardner
                                        ------------------
                                     Name:    Joseph Gardner
                                     Title:   Vice President


Acknowledged and Agreed to by:

BOCA RESEARCH, INC.



By:/S/ Robert Heinlein
   -------------------
   Name:    Robert Heinlein
   Title:   CFO

Exhibit 10.30

                                SUPPLY AGREEMENT

         THIS SUPPLY AGREEMENT ("Agreement") dated this 3rd day of March, 2000 (the "Effective Date"), is entered into by and between BOCA RESEARCH, INC., a Florida corporation having its principal offices located at 1377 Clint Moore Road, Boca Raton, Florida 33487 ("Boca"), and BOUNDLESS MANUFACTURING SERVICES, INC. a Delaware Corporation, having its principal offices located at 100 Marcus Boulevard, Hauppauge, New York 11788-8801 ("Boundless").

                              W I T N E S S E T H:

         WHEREAS, Boca is engaged in the research, design and development of computer products; and

         WHEREAS, Boundless is engaged in the business of manufacturing and marketing computer products; and

         WHEREAS, Boca desires that Boundless manufacture certain computer products for Boca in accordance with Boca design and parts specifications; and

         WHEREAS, Boundless desires to manufacture such products for Boca.

         NOW, THEREFORE, in consideration of the mutual promises and covenants of the parties hereto and other valuable consideration, the parties hereto agree with each other as follows:

         1.0  DEFINITIONS.

         The following defined terms, and other capitalized terms defined herein, shall govern the interpretation of this Agreement.

         "Code" shall mean computer programming instructions. Unless specifically stated otherwise, Code shall include Executable Code, Object Code, Source Code and bug fixes thereof in existence from time to time during the course of this Agreement.

         "Executable Code" shall mean Code that loads and executes without further processing by a software compiler or linker.

         "Object Code" shall mean the Code that results when Source Code is processed by a software compiler, but is not Executable Code.

         "Source Code" shall mean the human-readable form of the Code and related system documentation, including all comments and any procedural language.

         "EPROM Software" shall mean Code included on the EPROM (as defined in the Specifications) including without limitation hardware boot and diagnostic Code.

         "Flash Software" shall mean Code included on the Flash (as defined in the Specifications) including without limitation networking protocols and configuration and operating system Code.

         "Intellectual Property Rights" shall mean all current and future patents, copyrights, trademark, trade secrets and other intellectual property rights throughout the world, including without limitation, all applications and registrations with respect thereto.

         "Inventory" shall mean raw materials and supplies necessary for the manufacture of the Products pursuant to this Agreement.

         "Make or Have Made" shall mean to use or have used, reproduce or have reproduced, practice or have practiced, all or any part of the Boca Technology for the fabrication, manufacturing, assembly, testing, packaging and maintenance of the Product pursuant to the Agreement.

         "Products" shall mean the products described on Schedule 1 attached hereto and as described in the Specifications (including any Revisions, maintenance releases and bug fixes) in all configurations, and any other Boca products that Boca may develop in the future during the term of this Agreement which shall be added to this definition by the parties agreeing upon Boundless' manufacture thereof pursuant to the provisions of this Agreement.

         "Boca Documentation" shall mean datasheets, PG tapes, brochures, application notes, user and technical manuals, test programs and procedures, and similar documents authored or created by or for Boca to be included in or shipped with the Product.

         "Boca Software" shall mean all Code which is used (i) in or shipped with the Product, including Flash Software and EPROM Software; and (ii) in the manufacture, testing, or assembly of the Product pursuant to this Agreement, including any upgrades, enhancements and corrections thereto made available to Boundless by Boca.

         "Boca Technology" shall mean all technology or property, tangible or intangible, of whatever nature, whether proprietary or not, owned by Boca or which Boca has the right to license to Boundless, including without limitation Code, means, methods, processes, practices, formulas, techniques, procedures, designs, specifications, assembly procedures, schematics and other information which is now in (or hereafter during the term of this Agreement comes into) the possession of Boca and which is necessary and/or useful in the manufacture, assembly, and testing of Products. Boca Technology shall include Revisions to the foregoing.

         "Revisions" are upgrades, improvements or changes including, but not limited to, improved feature sets by the adoption of industry standard protocols and Engineering Change Orders made by or for Boca to Product or Boca Technology.

         "Specifications" means Boca's specifications with respect to the Products, as provided in the format of a structured bill of materials, which shall include instructions for assembly, testing and packaging, and from time to time any special instructions.

2.0      MANUFACTURING

         2.1 Agreement to Manufacture. During the term of this Agreement and subject only as otherwise provided in this Agreement Boca shall purchase from Boundless and Boundless shall manufacture and sell to Boca, all of Boca's requirements for the Products. Boundless shall be the exclusive manufacturer of the Products. Boundless agrees to use reasonable commercial efforts, pursuant to purchase orders issued by Boca and accepted by Boundless, to procure Inventory and to manufacture, test, assemble, and deliver the Products pursuant to the Specifications to Boca F.O.B. Boundless, Boca Raton, Florida. Boundless shall manufacture Product strictly in conformance with the Specifications.

                  2.1.1 Boca agrees to negotiate in good faith for Boundless to manufacture for Boca any new products which Boca may design and develop during the term of this Agreement which require manufacture by or for Boca. Provided that Boundless can provide Boca with a proposal which is at least substantially equivalent in terms of price, delivery and quality to any other proposal which Boca may receive ("Equivalent Proposal"), Boundless shall have the right of first refusal to supply Boca with all new products which do not fall within the definition of "Product" under this Agreement, and which products Boca proposes to manufacture through any third party manufacturer ("Proposed Products") and Boca shall not permit a third party to manufacture any such new products without first providing Boundless with a reasonable opportunity to provide Boca with a written proposal within five (5) business days of Boca providing the required specifications for such proposal. If Boca determines to proceed with the Proposed Product and Boundless is determined hereunder by Boca in its commercially reasonable discretion, to not have submitted an Equivalent Proposal and therefore to be the manufacturer of the Proposed Product, Boundless shall have three (3) business days within which to either (i) accept the terms which have been submitted by the third party manufacturer and produce the Proposed Product for Boca for such cost and terms; however Boundless shall have the right to submit any dispute as to whether it has submited an Equivalent Proposal to arbitration pursuant to Section 15.2 hereof, and the parties shall be bound by the outcome of such arbitration or (ii) notify Boca that it waives its right to manufacture such product.

                  2.1.2 Specifically excluded from this Agreement are (i) Products which are not manufactured based on Boca Technology and are purchased by Boca from third parties for resale which require only rebranding in Boca's name, bundling of software, packing and shipping, and (ii) Boca's right to license third parties to manufacture and sell products under third party private branding where the third party manufactures the products for its own distribution for its own accounts under its own brand name, which right is hereby expressly retained.

                  2.1.3 Boca agrees that, from the date hereof to the first anniversary of the date hereof, it will order and purchase Products from Boundless which results in proceeds, minus Boundless' cost of material ("Proceeds"), of at least $3.775 million to Boundless (the "Minimum Purchase Commitment") and Boca also commits to Boundless' receiving $943,750 of cumulative Proceeds by the 90th day from the date hereof, $1,887,500 by the 180th day from the date hereof and $2,831,250 by the 270th day from the date hereof. In the event Boca has not met the Minimum Purchase Commitment by each quarter (measured in 90-day increments) of the first year of the term of this Agreement, Boca will, within thirty (30) days thereafter, pay to Boundless an amount equal to the shortfall incurred in such quarter. The parties acknowledge that any surplus over the minimum required by Boca in any quarter may be applied to the minimum commitment of the next ensuing quarter(s). The parties further expressly agree that to the extent Boca has a shortfall at the end of the first anniversary of the date hereof, it shall have the right to apply the next due sums owing by Boundless to Boca under the Note, defined below, to the extent necessary to satisfy its obligations under such shortfall. All Proceeds to Boundless from services provided by Boundless under this Agreement, including manufacturing, distribution, RMA and repair as well as all third party business Proceeds accruing to Boundless which is the direct result of an introduction and meeting with a third party arranged by Boca, shall count toward the Minimum Purchase Commitment. Boundless is simultaneously making and delivering a note evidencing its indebtedness to Boca in the amount of One Million Dollars ($1,000,000.00) pursuant to the terms of that certain asset purchase agreement (the "Asset Purchase Agreement") between the parties of even date (the "Note"). The parties hereby agree that a default in making payment under the Note shall be deemed a default under this Agreement and shall entitle Boca, in addition to all other remedies available to it, to the right of offset against any obligations of Boca hereunder.

         2.2 Limited License. Subject to the terms, conditions and restrictions of this Agreement, Boca hereby grants Boundless a royalty-free, non-transferable, non-exclusive, license, without the right to sublicense, of Boca's Intellectual Property Rights (including, but not limited to, the Boca Technology, the Boca Software and the Boca Documentation) solely to: (i) copy Flash Software and Boca Documentation for the sole purpose of inclusion into units of Product during manufacturing for Boca; and (ii) manufacture, repair, modify, test and assemble Product pursuant to this Agreement for Boca.

         2.3 (a) Boca Inventory. Provided that Boca has good title to its Inventory, free and clear of any liens or encumbrances, and such Inventory is free of defect, Boundless agrees to purchase from Boca at Boca's standard cost, on payment terms net due 30 days from delivery, such Inventory in Boca's possession on the date hereof as is necessary to meet purchase orders placed by Boca with Boundless pursuant to this Agreement to the extent that Boca has such inventory available, and such purchases shall occur prior to Boundless utilizing inventory purchased by it from any third parties. Boca shall keep Boundless informed of the levels of such inventory so that Boundless can make purchases from third parties as necessary.

                  (b) Inventory. The Specifications shall be based on a bill of materials ("BOM") provided by Boca. Boundless shall manage procurement of Inventory based on the BOM and shall have sole responsibility for pooled Inventory. Should Boundless desire to make a substitution for or change from the BOM, it shall: (i) send a written notice to Boca of such proposed substitution for or change; (ii) and provide an evaluation sample of such material or part to Boca for qualification, upon which Boca shall have five (5) business days from receipt to send a written acceptance or rejection of the sample to Boundless. Boundless shall not make substitutions or otherwise deviate from the BOM unless approved by Boca, whose approval shall not be unreasonably withheld. In the event Boca proposes to make a substitution for or change from the BOM, such substitution or change shall have the same effect as, and the parties shall have the same rights and obligations which they have with respect to, an Engineering Change Order described in Section 2.14.

         2.4 Assembly and Production. Boundless agrees to utilize the Inventory specified by the BOM to manufacture and assemble the Product in conformity with the Specifications. Assembly shall include the completion of the Product in its entirety, testing of the Product, and insertion of the Product and any related peripherals and Boca Documentation into suitable packaging as reasonably directed by Boca.

         2.5 Package Design. The BOM describes standard inclusions to be packaged with finished units. Masters of Boca Documentation will be furnished by Boca for Boundless to use in the manufacture of the Product which are consistent with industry practice. From time to time, unique sales offerings will be supplied by Boca for inclusion in finished packaging.

         2.6 Production Schedule. Boca will deliver to Boundless a written forecast at the end of each calendar month for the quantity of Product that Boca wishes to purchase from Boundless for the next four (4) months (""Forecast""). The parties agree that the Forecast shall not be deemed binding on Boca in any manner, except that not meeting or exceeding Forecasts may result in certain consequence to Boca as provided for herein, including Boca's responsibility to pay Boundless for materials procured due to "lead time" requirements that cannot be returned to suppliers. In the event of constrained Product availability due to shortages in Inventory, line capacity or other manufacturing factors, Boundless will use best efforts to ensure Product availability at a level sufficient to meet Boca's purchase orders.

         Boundless is authorized to purchase materials using standard purchasing practices including, but not limited to, acquisition of material recognizing Minimum or Economic Order Quantities ("MOQ"), ABC buy policy and long lead time component management in order to meet the Forecast. Boca recognizes its financial responsibility for the material purchased by Boundless on behalf of Boca in accordance with the Forecast. MOQ, ABC and Long Lead-time Components shall be identified in Exhibit B and Boundless shall notify Boca of any changes thereto.

         When Boundless receives a design change or purchases of products by Boca are less than 85% of that Forecast and such schedule change from the Forecast potentially creates Excess or Obsolete inventory, Boundless will preliminarily notify Boca, and proceed to promptly cancel and/or change orders and/or return parts to suppliers, utilize such parts for other products and use commercially reasonable efforts to reduce any potential liabilities and costs associated with such inventory. After such efforts, Boundless shall notify Boca of any cancellation charges it has been required to pay, and also provide a detailed list of Excess and Obsolete parts that still remain in its inventory. Boca shall purchase such Excess and Obsolete parts at Boundless' cost (including Boundless' labor and handling cost equal to 5.5% of the materials with respect to such parts) and pay the cancellation charges, if any, within thirty (30) days after receipt of such notice, provided that Boundless shall have delivered to Boca all such reasonable documentation, information, records and correspondence justifying such charges. Boca shall not be responsible for any Excess or Obsolete parts (or for any cancellation charges therefor) which Boundless had the opportunity to cancel without any cancellation charge or fee but failed to do so. Furthermore, in the event of such design or schedule changes, Boca will also purchase any Finished Products (defined in Section 2.15) in Boundless' possession at the price set for such Products in this Agreement which are not Forecast to be purchased by Boca within the next 90 days.

         For the purposes of this Agreement, "Excess" inventory shall be defined as parts used in Products, including work in process, for which quantities on hand and on order exceed production requirements for the next sixty (60) days . "Obsolete" inventory shall be defined as parts no longer used in active Products (e.g. eliminated by a design change) or used only in obsolete Products.

         2.7 Purchase Orders and Deliveries. All Boca purchase orders and/or releases against previously accepted purchase orders are subject to written acceptance by Boundless and must specifically refer to this Agreement by reference to its Effective Date. Once accepted by Boundless, the Purchase Order will be binding on the parties. Purchase orders or releases so submitted for

Product by Boca must state firm quantities and delivery for a definite date(s) during the Term of this Agreement. Purchase orders must be in writing or be in electronic format as agreed between the parties. All purchase orders shall be in minimum lots of 1,000 units. Boca shall have the right to place purchase orders for less than minimum lots of 1,000 units, subject to negotiation of mutually acceptable pricing between the parties. Deliveries will only be scheduled upon receipt of a duly executed purchase order and/or release from Boca. Boundless shall use commercially reasonable efforts to deliver Product to Boca to the location specified by the purchase order by the delivery date requested in the purchase order and, provided such Products are Forecast and, so long as all the material used in such Products have leadtimes less than 45 days minus the kitting and manufacturing time, no more than forty-five (45) days after the receipt of the purchase order by Boundless. Such "long lead" items are the responsibility of Boca when procured by Boundless in accordance to Forecast, subject to Boundless' commercially reasonable efforts to return the material. Freight charges shall be paid by Boca, provided that the carrier used is the carrier specified in the purchase order or approved by Boca. Any charges for expedited delivery of Product in order to meet the scheduled delivery date that result from delays due to Boundless shall be paid by Boundless. Boundless will not be responsible for such charges or otherwise penalized hereunder for failure to deliver Products if the purchase orders exceed Forecasts or if there is an industry-wide shortage of components used in the Products or in the event of the occurrence of a force majeur, described in Section 12.

         2.8 Changes and Cancellations. Except as set forth herein, Boca may change or cancel any order (or part thereof) for Product without charge by giving Boundless written notice not less than thirty (30) days prior to the scheduled delivery date of those units to which said cancellation or change pertains. In the event that Boca cancels or changes orders (for reasons other than the failure of the Product to conform to the warranties set forth in
Section 5.1) at a time less than thirty (30) days before the scheduled delivery date, Boundless will use commercially reasonable efforts to reschedule manufacturing of Product to avoid any charges to Boca. In the event Boundless is unable to avoid incurring charges related to the cancellation or change of the order, Boca will be subject to payment of charges reasonably related to the cancellation or change; provided that in no event shall Boca be liable for charges in excess of the purchase price for the Product. At the time Boundless receives any such order, cancellation or change, Boundless shall within three
(3) business days provide Boca with an estimate of the charges for which Boca would be liable, provided that any delay in the delivery of such estimate shall not relieve Boca of its responsibilities hereunder.

         2.9 Qualification and Acceptance. Boundless agrees to manufacture and produce the Products in accordance with the Specifications and special instructions provided by Boca, provided that, if special instructions result in increased costs to Boundless, Boca and Boundless will negotiate in good faith increased pricing of the Products related thereto. As a part of Boundless' first production unit ("First Articles") of any individual Product, Boca shall be entitled to on-site inspect and observe such Product run to assure quality and compliance of such initial run with the specifications and special instructions given. If the First Articles are required to be modified as a result of a change in the Specifications, Boca will pay Boundless its costs and expenses relating to such modifications to the First Article.

         2.10 Return of Product. Upon written notice within sixty (60) days after its receipt (the "Rejection Period"), Boca shall be entitled to reject or return any Product that materially fails to meet the warranties set forth in
Section 5.1. In addition, Boca shall be entitled to reject an entire production lot within the Rejection Period if such lot fails to meet the AQL defined in
Section 2.11.

Boundless shall, at its own expense and within thirty (30) days of receipt of notice of rejection by Boca, replace the rejected or returned Product. Boundless shall be responsible for the payment of all freight and charges related to the replacement of Product hereunder F.O.B. Boundless, Boca Raton, Florida. Should any defects be related to design of the Product, compatibility, or Specifications, those defects shall be the sole responsibility of Boca. If a Product is returned to Boundless but has defects relating to design, compatibility or Specifications, is not defective or is damaged through no fault of Boundless, Boca will reimburse Boundless for its cost of inspecting and returning such Product.

         2.11 Defects. Boundless and Boca hereby mutually agree that during the production cycle of the Product, the production defect ratio (Accepted Quality Level, or "AQL") shall be zero percent (0%) for a critical level of defect, zero point sixty-five percent (0.65%) for a major level of defect, and one point five percent (1.5%) for a minor defect. Boca hereby represents and warrants that it has consistently realized defect levels in manufacturing the Products which do not exceed these standards. "Critical Defect," "Major Defect," and "Minor Defect" are terms which are defined as follows:

         "Critical Defects" are those defects which would result in hazardous or unsafe conditions for the individual using or maintaining the Product.

         "Major Defects" are those defects, other than Critical Defects, that are likely to result in failure of the Product, or to reduce materially the usability of the Product for its intended purpose.

         "Minor Defects" are those defects, other than Critical or Major Defects which though departing from the Specifications for the Product, have no, material adverse effect on the use or operation of the Product.

         Boundless shall keep for a period of two (2) years records relating to its production of the Product, and Boca shall have the right to review such records upon request. Boundless shall perform an inspection of each lot shipment of Product at the manufacturing facility prior to shipment, at Boundless' expense, in accordance with shipping inspection standards as determined by agreement of Boca. Boca may participate in such inspections at Boca's expense.

         2.12 Testing. Boundless agrees to perform testing of Product during and after assembly. Testing initially shall include: (1) In Circuit test; (2) Fresh Start Test; (3) Burn-in Test; (4) Functional test; and (5) Final Test. Boca will agree to reduced test procedures when Boundless' quality level (and first pass yield data) warrant it and such agreement by Boca will not be unreasonably withheld. Initially, all units will be 100% tested. Boundless shall imprint or imbed within the printed circuit boards identification as to the source of manufacture. Boca hereby represents and warrants that it has consistently applied the testing and other requirements set forth herein. All incircuit test fixtures procured as a part of this process shall belong to Boca.

         2.13 Recommendations for Process/Manufacturing Improvements. Boundless reserves the right to provide Boca in writing any recommendations that it may have which would improve the ability to manufacture Product. Boca may agree to such changes in writing within thirty (30) days of such recommendations which agreement will not be unreasonably withheld.

         2.14 Product Revisions. Approved and accepted Revisions to Product shall be designated with numerical levels, and will begin with Revision 0 on all products produced after the First Articles, and continue numerically as required. Revision level designation and parameters for change shall be controlled and audited by Boca. Acceptance of Revisions shall be acknowledged in writing by both parties prior to any change in the manufacturing schedule of the current product version. Upon receipt of an Engineering Change Order ("ECO") from Boca, Boundless will assess the impact of the ECO on their current inventory and production. Within three (3) business days, Boundless will provide Boca with an estimate of the cost to implement the ECO (including inventory obsolescence), the proposed schedule and any increases in pricing resulting therefrom. Boca will pay for the cost to implement the ECO and Boca and Boundless will negotiate in good faith as to increases in pricing resulting from such ECO. Boca must provide written approval and acceptance of the cost estimate and schedule prior to implementation by Boundless.

         2.15 Finished Goods. All finished Product shall be shipped by Boundless from its manufacturing facilities on a first-in, first-out basis pursuant to the instructions contained in the purchase order. Finished Product will be defined as completed Product pursuant to an accepted purchase order which meets the Specifications and is ready for delivery to Boca via a common carrier designated by Boca. All Product shall be delivered F.O.B. Boundless' manufacturing plant in Boca Raton, Florida. Title to Product shall be deemed to pass to Boca upon actual delivery to such common carrier at Boundless' manufacturing facilities, Boca Raton, Florida. Boundless shall procure and maintain a Warehouseman's Bond in an amount not less than the value of all finished goods contained therein or such other security or insurance as is reasonably acceptable to Boca.

         2.16 Data Collections. Boundless will be responsible for the collection and maintenance of all data concerning Inventory suppliers, production, manufacturing, testing, certification, inventory and shipment of Product and related peripherals. Such data shall be kept for a period of two (2) years and made available to Boca upon request. Such data shall be subject to the confidentiality provisions of Article 7.0.

         2.17 Reporting. Boundless agrees, during regular business hours and given reasonable notice, to provide Boca with on-site or on-line access to all information relating to the manufacture of Product including but not limited to Product inventory status, production status, Inventory order lead times, quality control reporting, and shipping. Both parties agree to the appointment of a dedicated project manager to represent each party in the relationship. In addition, each party will designate a primary contact person in the areas of administration, technical services, engineering, production/procurement and manufacturing. Boca will appoint other individuals to manage the various phases of the relationship between the parties. These shall include a Project Manager for program management responsibility including contract oversight, a Production Manager providing shipping instructions, establishing production schedules, and coordinating finished goods inventory balances, and a Technical Manager for managing the design and test issues. Unless specified otherwise in writing, these appointed individuals are the only representatives who may authorize or direct changes in those activities for which they are responsible.

         2.18 Corrective Action Process. Boundless will maintain a viable corrective action and auditing system, which utilizes collected data and other indicators to make process improvements and take appropriate actions to resolve any system anomalies.

         3.0      REGULATORY APPROVALS

         3.1 At its sole cost, Boca shall be responsible for obtaining all required governmental or regulatory approvals for Products (including Revisions thereto)including those currently specified in the Specifications, or hereafter required or desirable at any time during the Term of this Agreement in connection with the sale or use of the Products. Regulatory approvals for these Boundless assemblies shall be paid for by Boundless. Regulatory approvals include, but are not limited to, approvals from the Federal Communication Commission (FCC), Underwriters Laboratory (UL), the Canadian Standards Association (CSA) and (DOC), and Council of Europe (CE).


         4.0      PRICING AND PAYMENT TERMS

         4.1 Product Price. The price per unit of Product manufactured under this Agreement to Boca shall be based on time and material costs contained within the Bill of Material as follows:

     MONTHS                     LABOR                     MATERIAL BURDEN
      1-6                        (*)                           (*)
      7-8                        (*)                           (*)
      9-24                       (*)                           (*)

         With respect to "non-manufactured product", which is defined as items which are not produced on Boundless's surface mount technology (SMT) production lines, the hourly labor rate will be the same as the manufactured products. The material burden rate for non-manufactured products will be $ * per board overhead, plus * % per month of the material cost as an asset-carrying charge based upon the average monthly balance. Additionally, Boca will reimburse Boundless for the freight-in costs and brokers' fees for materials used in non-manufactured products which are procured from outside the United States.

         Beginning six (6) months from the date of closing, the price to Boca per unit for Products manufactured under this Agreement shall be no greater than the lowest price of labor and the lowest price of material burdens offered to any other customer of Boundless at its Boca Raton facility ordering quantities of products comparable to the orders placed by Boca.

         Thereafter, Boca and Boundless will agree on Cost reduction targets for the subsequent periods. All prices are F.O.B. Boundless Boca Raton, Florida and include all packing, palleting or containers for shipments. Boundless shall cooperate and provide Boca with reasonable access to the information and records of Boundless as to such pricing. Upon reasonable notice to Boundless, Boca shall have the right to have an independent auditor, selected by Boca and acceptable to Boundless, audit Boundless' records, during normal business hours and upon reasonable notice, to verify Boundless' Costs for Product. The accountant shall report to Boca and Boundless as to the accuracy of such Costs, and in the event of any inaccuracy, the correct amount of such Costs. Boundless shall promptly refund to Boca the amount of any overpayment determined in such audit. Such audit shall be at Boca's expense unless the audit identifies greater than five percent (5%) error, in which case such audit shall be at Boundless' expense. Boca shall preserve and maintain all such records and accounts required for audit for a period of two (2) years. The information resulting from such audit shall be kept confidential pursuant to Section 8.1.

(*) Indicates information has been omitted and seperately filed with the Securities and Exchange Commission pursuant to an application for an order declaring confidential treatment thereof.

4.1.1 Boundless and Boca will meet quarterly during the term of this Agreement to review pricing and determine whether any price increase or decrease is required. Any price change shall apply only to purchase orders or materials releases issued after the effective date of such price change. The parties may increase or decrease prices for fluctuations in material and other direct costs and for changes in specification, changes to order volume and, in cases of extraordinary market conditions. If there is any substantial change in pricing, higher or lower, the parties will make commercially reasonable efforts to adjust pricing accordingly and immediately. Any price adjustment shall be effective upon the date and terms mutually agreed to by the parties at the time such adjustment is made.

         4.2 Terms of Payment and Acceptance of Orders. All orders and releases under this Agreement shall be placed in accordance with the terms and conditions hereof. No other items or conditions whatsoever shall be applicable to the Agreement or to the individual orders and releases hereunder. Boca shall be granted a credit limit equal to $ *, subject to quarterly adjustment at Boundless' discretion based upon its standard credit policy, , and payment is due in US Dollars thirty (30) days from receipt of invoice by Boca. Invoices will be issued on delivery of the Product. If Boca's aggregate credit obligations to Boundless exceeds the credit limit established by Boundless, deliveries will not be made until payments are made so that the total obligation including the new delivery is within the credit limit. Unless credit is approved and maintained, prepayment terms shall be determined by Boundless. Any payments not made by Boca within thirty (30) days of receipt of invoice by Boca shall accrue interest on an annual rate equal to the lesser of eighteen percent (18%) or the highest interest rate permitted by applicable law. Boundless shall retain a first purchase money security interest on all Product shipped to Boca pending payment. Boca agrees to execute such documentation to perfect such security interest as reasonably requested by Boundless from time to time.

         4.3 Spare Parts. Boundless shall sell to Boca all parts, components and subassemblies ("Parts") detailed in the BOM, at prices to be negotiated in good faith by the parties, so long as Boca continues to purchase the Product pursuant to the terms and conditions of this Agreement. Provided such Parts are available from the supplier, Boundless agrees to sell to Boca Parts for one (1) year after the final shipment of Product to Boca. Should Boundless elect to cease manufacture, procurement, sale or support of any of the Parts, it shall give Boca no less than two (2) months written notice of such decision (which notice shall identify the Parts Boundless intends to cease manufacturing, procuring, selling or supporting), during which time Boca may purchase such Parts as needed for its support of the Product thereafter.


         5.0      PRODUCT SUPPORT

         5.1 Warranty. Boundless warrants to Boca that the Product manufactured by it pursuant to this Agreement will in all material respects (i) conform to the Specifications; and (ii) be free of manufacturing defects in workmanship for a period of one (1) year from the date of delivery to Boca ("Warranty Period""). For the purpose of this warranty, manufacturing defects shall include cosmetic defects. Should the product fail to conform to the warranty above during the Warranty Period, Boundless will, at its option, repair or replace the Product at no additional charge, provided such product has not been abused, repaired or modified.

         With respect to Products or Parts that do not comply with this Warranty provision, replacement Parts or complete Product will be furnished by Boundless to Boca on an exchange or credit basis once per month. Replaced Parts and/or Product become the property of Boundless. If Product is returned by mail, Boca agrees to prepay shipping charges, insure the Product and to use a shipping container equivalent to the original packaging; provided that all costs incurred by Boca in return of the Product shall be fully reimbursed by Boundless. The above warranty shall not apply to any Products which have been altered or repaired except by Boundless, or which have been subjected to unusual physical or electrical stress, misuse, abuse, negligence or accident or whose defect, problems or claims are the result of the Specifications. EXCEPT FOR EXPRESS WARRANTIES STATED ABOVE, BOUNDLESS DISCLAIMS ALL WARRANTIES ON PRODUCTS FURNISHED HEREUNDER, INCLUDING ALL IMPLIED WARRANTIES OR MERCHANTABILITY AND FITNESS FOR A PARTICULAR PURPOSE. EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, THE STATED WARRANTIES ARE IN LIEU OF ALL OBLIGATIONS OR LIABILITIES ON THE PART OF BOUNDLESS FOR DAMAGES INCLUDING, BUT NOT LIMITED TO SPECIAL, INDIRECT OR CONSEQUENTIAL DAMAGES ARISING OUT OF OR IN CONNECTION WITH THE USE OR PERFORMANCE OF THE PRODUCTS AND BOUNDLESS SHALL NOT BE RESPONSIBLE FOR ANY SUCH OBLIGATIONS OR LIABILITIES. EXCEPT AS EXPRESSLY PROVIDED IN THIS AGREEMENT, LIABILITY FOR DAMAGES TO BOCA OR OTHERS RESULTING FROM THE USE OF ANY PRODUCT FURNISHED HEREUNDER SHALL IN NO EVENT EXCEED THE PURCHASE PRICE RECEIVED BY BOUNDLESS FOR SUCH PRODUCT UNDER THIS AGREEMENT.

         5.2 Customer Products RMA Not Covered by Boundless Warranty Responsibilities. The parties hereby agree that Boundless shall provide RMA services to Boca for the return of customer products sold by Boca which require repair or replacement for reasons other than those which would be covered by Boundless' warranties as provided above in accordance with the provisions set forth in Exhibit "B" attached hereto.

         5.3 Boca Property. All Boca Technology provided to or used by Boundless pursuant to this Agreement shall belong exclusively to Boca. Boca Technology shall include without limitation any tools or tooling, molds, patterns, special dyes or materials, designs, drawings, procurement specifications, Specifications, and documents developed, purchased or fabricated by Boundless specifically for Boca where the cost is charged or allotted to Boca but shall not include any property which constitutes property acquired by Boundless and is defined as "Purchased Assets" (hereinafter "Purchased Assets") under the Asset Purchase Agreement. Boundless warrants that title to all Product and Parts purchased by and delivered to Boca hereunder during the Term shall be free and clear of all liens, encumbrances, security interests or other third party claims.


         6.0      DISTRIBUTION

         Attached hereto as Exhibit C are provisions regarding distribution of the Product.


         7.0      INTELLECTUAL PROPERTY

         7.1 Boca Intellectual Property Rights. As between the parties, Boca retains title to and ownership of any and all Intellectual Property Rights associated with the Product, Boca Technology, Boca Software and Boca Documentation, except for such property which constitutes Purchased Assets. During the Term of this Agreement, Boundless is granted limited rights to Boca"s Intellectual Property Rights as set forth above. Except as expressly provided in this Agreement, no right, title, or interest is granted, whether express or implied, in or to any Intellectual Property Rights owned by Boca. Without limiting the generality of the foregoing, the grant of limited rights by Boca to Boundless herein does not convey to Boundless any license, expressly or by implication, to modify, derive, reverse engineer, decompile, duplicate or otherwise copy or reproduce any of the Product, parts thereof or Boca Software, except as expressly provided herein.

         7.2 Assistance. Boundless shall accord the same degree of care with respect to Boca"s Intellectual Property Rights as it accords its own Intellectual Property Rights. Boundless shall promptly notify Boca: (i) of any claims or objections that the manufacture, marketing, sale or use of the Products may or will infringe the Intellectual Property Rights of another person; and (ii) of any and all infringements, imitations, illegal use, or misuse, by any person, of any of Boca"s Intellectual Property Rights.

         7.3 Intellectual Property Rights Notices. Boundless shall include on the Product or packaging therefor all notices of Boca"s Intellectual Property Rights as reasonably directed by Boca. Boundless agrees not to alter, erase, deface or overprint any such notice so provided by Boca.


         8.0      CONFIDENTIALITY

         8.1 The parties acknowledge that by reason of their relationship to each other hereunder, each will have access to certain information and materials concerning the other's business, plans, customers (including, but not limited to, customer lists of both parties), Code, technology, and/or products that is confidential and of substantial value to that party, which value would be impaired if such information were disclosed to third parties ("Confidential Information"). In order to be considered "Confidential Information," the information and material must be marked "Confidential," "Proprietary" or with a similar designation in writing (and if disclosed orally must be followed within one week of disclosure with a letter identifying information as "Confidential Information"). Each party agrees that it will not use in any way for its own account or the account of any third party, nor disclose to any third party, any such Confidential Information revealed to it by the other party, and will take every reasonable precaution to protect the confidentiality of such information and with no less precautions than it takes to protect its own Confidential Information. If Confidential Information is required to be disclosed in response to an order by a court or other government body, or if otherwise required to be disclosed by law, or if necessary to establish the rights of either party under this Agreement, the receiving party shall use commercially reasonable efforts to inform the disclosing party of such required disclosure and to give disclosing party sufficient time to seek a protective order or other protective measures, if any are available, regarding such Confidential Information. Upon request by either party, the other party will advise whether or not it considers any particular information or materials to be Confidential Information. Confidential Information does not include information, technical data or know-how which: (i) is in the possession of the receiving party at the time of disclosure as shown by the receiving party's files and records immediately prior to the time of disclosure; (ii) prior or after the time of disclosure becomes part of the public knowledge or literature, not as a result of any inaction or action of the receiving party; (iii) is independently developed by a party without the use of any Confidential Information of the other party; or (iv) is approved for release by the disclosing party.

         8.2 If either party breaches any of its obligations with respect to confidentiality, or if such a breach is likely to occur, the other party shall be entitled to seek equitable relief, including specific performance or an injunction, in addition to any other rights or remedies, including money damages, provided by law.

         8.3 The parties shall treat the terms and conditions of this Agreement as Confidential Information. Each party shall obtain the other's consent prior to any publication, presentation, public announcement or press release concerning the terms and conditions of this Agreement.


         9.0      REPRESENTATIONS AND WARRANTIES

         9.1 Representations. Boca warrants and represents to Boundless that the Product, Boca Software, Boca Technology, Boca Documentation and all materials and services provided hereunder do not infringe upon the Intellectual Property Rights held by a third-party. Each party represents and warrants to the other that: (i) it has the full power to enter into this Agreement and perform under this Agreement; and (ii) its compliance with the terms and conditions of this Agreement will not violate any applicable Federal, state or local laws, regulations or ordinances or any third party agreements.


         10.0     INDEMNIFICATION

         10.1 Boca Indemnity. Boca has the right to defend, or at its option to settle, at its own expense, any claim, suit or proceeding brought against Boundless, its affiliates, officers, directors, and employees, (collectively,"Indemnified Parties"") by any third-party for money damages or relating to (i) infringement of the third party"s Intellectual Property Rights by Boundless" manufacture of the Products in conformance with the Specifications; (ii) any design defect associated with the Product; or (iii) any damage arising from a negligent act or omission of an employee or agent of Boca; provided that: (a) the Product is manufactured by Boundless in conformance with the Specifications; and (b) such Indemnified Party (1) promptly notifies Boca, in writing, of such claim, suit or proceeding of which it becomes aware; (2) permits Boca to control, in a manner not adverse to such Indemnified Party, the defense, settlement, adjustment or compromise of any such claim using counsel reasonably acceptable to the Indemnified Party; and (3) cooperates with Boca in the defense of any such claim, provided that all reasonable expenses associated with such cooperation shall be at Boca's expense. Boca agrees to pay, subject to the limitations hereinafter set forth, any final judgment entered by a court of law against the Indemnified Party on such issue in any such claim, suit or proceeding, whether or not defended by Boca. Boca shall not be liable for any costs or expenses incurred without its written authorization. The Indemnified Party may employ counsel, at its own expense (provided that if such counsel is necessary because of a conflict of interest of either Boca or its counsel or because Boca does not assume control, Boca will bear such expense), to assist it with respect to any such claim. Boca shall not enter into any settlement that affects an Indemnified Party"s rights or interest without prior written approval by the Indemnified Party. The Indemnified Party shall have no authority to settle any claim on behalf of Boca without Boca's consent which shall not be unreasonably withheld.

         10.2 Qualification. Boca shall have no liability under Section 10.1 to the extent the alleged infringement is due: (i) to use of other than the then most recent version of the Boca Software provided by Boca to Boundless hereunder (the "Current Release"") but only with respect to Products manufactured by Boundless after Boca has made available such Current Release to Boundless and its customers free of charge; (ii) to the manufacture of the Product by Boundless not in material conformance with the Specifications; (iii) to any combination of the Boca Software or Product with other non-Boca equipment, programs or data, where such combination was not intended by Boca and in any way not provided for or described in the applicable technical documentation; or (iv) solely to the process used by Boundless in the manufacture of the Products, except to the extent such process was used by Boca prior to the date hereof, and not based on any information, design or specifications provided to Boundless by Boca. THE PROVISIONS OF SECTIONS 10.1 AND 10.2 STATE THE ENTIRE LIABILITY OF BOCA AND THE EXCLUSIVE REMEDY OF THE INDEMNIFIED PARTIES WITH RESPECT TO ANY ALLEGED INFRINGEMENT OF THE INTELLECTUAL PROPERTY RIGHTS OF ANY THIRD PARTY.

         10.3 Boundless Indemnity. Boundless has the right to defend, or at its option to settle, at its own expense, any claim, suit or proceeding brought against Boca, its affiliates, officers, directors, employees, and customers (collectively, "Indemnified Parties"") by any third-party arising or resulting from Boundless" (i) manufacture of the Product not materially in conformance with the Specifications; (ii) any defect in the manufacture or workmanship of the Product which defects are not a result of the design of the Products or the Specifications; or (iii) any damage arising from a negligent act or omission of an employee or agent of Boundless, provided that Boca (a) promptly notifies Boundless, in writing, of any such claim of which it becomes aware; (b) permits Boundless to control, in a manner not adverse to such Indemnified Party, the defense, settlement, adjustment or compromise of any such claim using counsel reasonably acceptable the Indemnified Party; and (c) cooperates with Boundless in the defense of any such claim, provided that all reasonable expenses associated with such cooperation shall be at Boundless' expense. Boundless agrees to pay any final judgment entered by a court of law against the Indemnified Party on such issue in any such claim, suit or proceeding whether or not defended by Boundless. Boundless shall not be liable for any costs or expenses incurred without its written authorization. The Indemnified Party may employ counsel, at its own expense (provided that if such counsel is necessary because of a conflict of interest of either Boundless or its counsel or because Boundless does not assume control, Boundless will bear such expense), to assist it with respect to any such claim. Boundless shall not enter into any settlement that affects an Indemnified Party"s rights or interest without prior written approval by the Indemnified Party. The Indemnified Party shall have no authority to settle any claim on behalf of Boundless without Boundless' consent which shall not be unreasonably withheld.


         11.0     LIMITATION OF LIABILITIES

         EXCEPT AS EXPRESSLY PROVIDED HEREIN UNDER NO CIRCUMSTANCES WILL EITHER PARTY BE LIABLE TO THE OTHER UNDER ANY CONTRACT, STRICT LIABILITY, NEGLIGENCE OR OTHER LEGAL OR EQUITABLE THEORY, FOR ANY INCIDENTAL, INDIRECT, SPECIAL OR CONSEQUENTIAL DAMAGES OR FOR COSTS OF PROCUREMENT OF SUBSTITUTE GOODS OR SERVICES OR FOR LOSS OF DATA OR LOST PROFITS IN CONNECTION WITH THE SUBJECT MATTER OR THE TERMINATION OF THIS AGREEMENT. THIS LIMITATION DOES NOT APPLY TO CLAIMS FOR BODILY INJURY OR DAMAGE TO REAL OR TANGIBLE PERSONAL PROPERTY CAUSED BY THE NEGLIGENCE OF EMPLOYEES OR REPRESENTATIVES OF BOUNDLESS OR BOCA.


         12.0     FORCE MAJEURE

         Neither party shall be considered in default of performance of its obligations under this Agreement to the extent that performance of such obligations is delayed by force majeure or contingencies or causes beyond the reasonable control of such party or its suppliers. In the event Boca fails to deliver any Boca Software including without limitation, updates, bug fixes or maintenance releases due to such causes for a period of at least thirty (30) days, in addition to any remedies Boundless may have at law or in equity, Boundless may either: (a) terminate this Agreement; or (b) suspend this Agreement in whole or in part for the duration of the delaying cause and Boundless shall not be responsible for delays in delivery times for Products resulting therefrom; provided, however, that Boca shall nonetheless be responsible for its obligations to Boundless hereunder. Furthermore, the provisions of Section 2.6 dealing with excess and obsolete inventory shall apply. Boca shall resume performance under this Agreement immediately after the delaying cause ceases and, at Boundless' option, extend the then current term period for a period equivalent to the length of time the excused delay endured.


         13.0     ASSIGNMENT

         This Agreement shall be binding on the parties hereto and their successors and assigns; provided, however, that neither party shall assign or transfer, in whole or part, this Agreement or any of its rights or obligations arising hereunder without the prior written consent of the other party, which shall not be unreasonably withheld. Any purported assignment without such consent shall be null and void.


         14.0     TERM

         14.1 Term. The term of this Agreement is two (2) years, commencing from the Effective Date of this Agreement (""Term" ").

         14.2 Termination. In addition to the termination rights provided elsewhere in this Agreement, either party may terminate this Agreement by written notice stating such party"s intent to terminate in the event the other:
(i) shall have breached or defaulted in the performance of any of its material obligations hereunder, and the breaching party shall have failed to cure such default or breach within thirty (30) days after written notice thereof was provided to the breaching party by the non-breaching party, provided, however, that the termination right set forth in the subsection (i) shall not apply to bona fide disputes which shall be subject to Section 14.5 or Section 15.2; or
(ii) becomes insolvent, or has a receiver appointed for all or a substantial part of its business or properties, or an insolvency, bankruptcy or similar proceeding is brought by or against such other party and is not dismissed within sixty (60) business days of its institution, or if such other party goes into liquidation or otherwise ceases to function as a going concern.

         14.3 Effect of Termination. Upon expiration or termination of this Agreement for any reason whatsoever, all rights and obligations of the parties hereunder shall cease including but not limited to the rights granted to Boundless by Boca under Section 2.2. Upon termination of this Agreement for any reason whatsoever, all amounts then owing to Boundless, will be paid in full by Boca in accordance with Section 4.2. With respect to any purchase order by Boca then outstanding, the portion of such purchase order that contemplates delivery of Products more than forty-five (45) business days after the effective date of termination, shall be automatically terminated. If the termination is for reasons other than the expiration of the Term of this Agreement, the portion of such purchase order by Boca that contemplates delivery of Products within twenty-five (25) business days after the effective date of termination, may be
(i) rejected in whole in part by

Boundless, at its option and without liability to Boca, or (ii), except as otherwise provided, herein, terminated in whole or in part by Boca, at its option and without liability to Boundless. In the event of a termination or expiration of this Agreement, Boca shall purchase all Inventory, including work in progress, at Boundless' cost, plus 5.5% handling charges, and all finished Products in Boundless' possession, as well as Products covered by all purchase orders which cannot be cancelled,at the price set for such Products in this Agreement. With respect to Inventory purchase orders which cannot be canceled without penalty, Boca will promptly reimburse Boundless for all cancellation charges and penalties. Boundless will use commercial best efforts to minimize remaining unused Inventory and other materials. Upon termination or expiration of this Agreement, all Boca property shall be returned to Boca.

         14.4 Survival. The provisions of Sections 2.11, 2.12, 2.16, 4.1, 4.3, , 5.1, 5.2, 5.3, 7.1, 14.3 and 14.4 and Articles 8.0, 9.0, 10.0, 11.0 and 15.0
shall survive the termination or expiration of this Agreement.

         14.5 In the event of any dispute between Boca and Boundless under this Agreement, including a claim of default by a party against the other, such complaining party shall request a meeting between the project managers. Such meeting shall be convened in person at a mutually agreeable location and time; provided that such meeting is held within fifteen (15) days of delivery of notice of the complaint. If at the initial meeting the project managers are unsuccessful in resolving the issue, such managers shall use their reasonable best efforts to continue to work to resolve the issue in the twenty (20) days following their initial meeting. In the event the project managers are unable to resolve the issue following the twenty (20) day period, each party shall appoint one of its two most senior executive officers to meet in person within fifteen
(15) days following the expiration of the twenty (20) day period. The executive officers shall in good faith attempt to resolve the issue and if at the conclusion of such meeting, the issue is not resolved, either party may demand arbitration in accordance with the provisions of Section 15.2 hereof. The arbitrator shall be asked to determine the issue and each party shall be entitled to present any evidence it deems relevant to assist its case. If the issue relates to pricing, while the issue is being resolved in accordance with the procedures set forth in this section, Boundless shall continue to supply Product(s) to Boca at the prices established in accordance with this Agreement (other than this section).

         15.0     GENERAL

         15.1 Notices. All notices shall be sufficient only if personally delivered, delivered by telecopy, delivered by a major commercial rapid delivery courier service or mailed by certified or registered mail, return receipt requested. Notices to the parties shall be sent to:

         Chief Financial Officer
         Boundless Manufacturing Services, Inc.,
         100 Marcus Boulevard
         Hauppauge, NY 11788

         Copy to:

         Joseph L. Cannella, Esq.
         Fischbein.Badillo.Wagner.Harding
         909 Third Avenue
         New York, NY 10022

         Copy to:

         Chief Financial Officer
         Boca Research, Inc.
         1377 Clint Moore Road
         Boca Raton, Florida

         Copy to:

         Robert W. Federspiel, Esq.
         501 East Atlantic Avenue
         Delray Beach, Florida

If not received sooner, notice by mail shall be deemed received five (5) days after deposit in the U.S. mail, properly addressed, with first class postage prepaid. Notice by telecopy shall be deemed received at the time sent or the next working day if such time is not during a working day.

         15.2     Controlling Law and Jurisdiction.

         15.2.1 This Agreement shall be governed, controlled, interpreted and defined by and under the laws of the State of Delaware and the United States, without regard to the conflicts of laws provisions thereof.

         15.2.2 All disputes arising out of or in any manner relating to this Agreement which the parties do not resolve in good faith within thirty (30) days after either party notifies the other of its desire to arbitrate such dispute or controversy shall be settled by arbitration by a single arbitrator in accordance with the then standard prevailing commercial rules, as modified or supplemented by this article, of the American Arbitration Association ("AAA"). The arbitration shall be held in the New York metropolitan area if initiated by Boca, and in the Boca Raton, Florida, area if initiated by Boundless. The arbitration award shall be in writing and shall specify the factual and legal bases of such award. The arbitration award shall be final and binding, and a judgment consistent therewith may be entered by any court of competent jurisdiction. The parties agree that the arbitration award shall be treated confidentially, and the parties shall not, except as otherwise required by law or court order, disclose the arbitration award to any third party, excluding personnel in their affiliated companies and their attorneys and accountants with a need to know, provided that such recipients agree to be bound by the same restrictions as are contained in this Agreement. The arbitrator shall not have the power to render an award of punitive damages. To the extent of any conflict, this article shall supersede and control AAA rules.

           15.2.3 Except as provided in this section, neither Boca nor Boundless shall have the right to take depositions or obtain discovery of documents or other information which is relevant to the subject matter of any arbitration which is required under Section 15.2. After the appointment of the arbitrator, Boca and Boundless shall agree on (i) a reasonable number of and schedule for depositions which the parties may take and (ii) a reasonable scope and schedule for the production of documents or other information which is relevant to the subject matter of the arbitration. If Boca and Boundless cannot reach agreement on the number of depositions, the scope of production of documents or other information and the schedule therefor, the arbitrator shall make such determination(s). All discovery shall be completed no later than 30 days prior to the arbitration hearing. The arbitrator shall have the power to enforce any discovery agreed upon by the parties or otherwise required to be taken pursuant to this section by imposing the same terms, conditions, sanctions and penalties as can be or may be imposed in like circumstances in a civil action by a state court of general jurisdiction, except the power to order the arrest or imprisonment of a person.

         15.2.4 No later than 30 days prior to the arbitration hearing, each party shall produce to the other party and the arbitrator lists of the witnesses, documents and other information which such party intends to use at the arbitration hearing.

         15.3 Waivers and Amendments. No failure or delay by either party in exercising any right, power or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial waiver thereof include any other right, power or privilege. This Agreement may not be amended, changed, discharged or terminated except by a written document signed by duly authorized officers of the parties.

         15.4 Severability. In the event that any provision of this Agreement shall be unenforceable or invalid under any applicable law or be so held by applicable court decision, such unenforceability or invalidity shall only apply to such provision and shall not render this Agreement unenforceable or invalid as a whole; and, in such event, such provision shall be modified or interpreted so as to best accomplish the objective of such unenforceable or invalid provision within the limits of applicable law or applicable court decision and the manifest intent of the parties hereto.

         15.5 Relationship of the Parties. In fulfilling its obligations under this Agreement, each party shall be acting as an independent contractor. This Agreement does not make either party the employee, agent or legal representative of the other.

         15.6 Basis of Bargain. EACH PARTY RECOGNIZES AND AGREES THAT THE WARRANTY DISCLAIMERS AND LIABILITY AND REMEDY LIMITATIONS IN THIS AGREEMENT ARE MATERIAL BARGAINED FOR BASES OF THIS AGREEMENT AND THAT THEY HAVE BEEN TAKEN INTO ACCOUNT AND REFLECTED IN DETERMINING THE CONSIDERATION TO BE GIVEN BY EACH PARTY UNDER THIS AGREEMENT AND IN THE DECISION BY EACH PARTY TO ENTER INTO THIS AGREEMENT.

         15.7 Entire Agreement. This Agreement, and the Exhibits attached or referenced herein, is the complete agreement between the parties hereto concerning the subject matter of this Agreement, and replaces any contemporaneous or prior written or oral communications between the parties. There are no conditions, understandings, agreements, representations or warranties, expressed or implied, which are not specified herein.

         15.8 Headings. The headings used in this Agreement are for convenience only and shall not be used to construe or interpret this Agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement by persons duly authorized as of the date and year first above written.


                  [Remainder of page intentionally left blank]

BOCA RESEARCH, INC.                      BOUNDLESS MANUFACTURING SERVICES, INC.


By:/S/ Robert Heinlein                   By:/S/ Joseph Gardner
   ---------------------                    -----------------------
Name:    Robert Heinlein                    Name:    Joseph Gardner
Title:   CFO                                Title:   Vice President

                                   SCHEDULE 1
                                    PRODUCTS

Schedule 1

BB1008                                   MD56EUSB
IOP654 Chase                             MV.34ED
IOP658 Chase                             MV.34FEMS
IO622P                                   MD56PCMS
IO650M                                   GV30-0975
IO652                                    GV30-6400
IOAT55                                   GV30-6405
IOAT55M                                  GV30-6406
IOAT55MHP                                GV30-6500
IOAT55X                                  GV30-6505
IOPAR                                    GV30-6600
IOPCI55                                  GV30-6700
IOP652                                   GV30-6605
IOPT652MTigger                           GV30-6706
IOPPAR                                   GV30-0980 Video FX
M024ED                                   ST2001
M56HI                                    STB121
MD56HI Low Cost                          WT120
M56INTLE                                 WT120INTL
MA56WWE                                  JNC205
M56INTLI                                 ETH-C/W
M56IQ                                    ETH-J
M56IQG                                   DTC203
MD56AE                                   NETWOLVES


This schedule is subject to change for additions and deletions, based upon forecasted demand.

                                    EXHIBIT B

                    NON WARRANTY CUSTOMER RMA AGREEMENT (RMA)(*)


--------
(*) Indicates information has been omitted and separately filed with the Securities and Exchange Commission pursuant to an application for an order declaring confidential treatment thereof.

                                    EXHIBIT C
                      DISTRIBUTION AND LOGISTICS AGREEMENT(*)



--------
(*) Indicates information has been omitted and separately filed with the Securities and Exchange Commission pursuant to an application for an order declaring confidential treatment thereof.