Form 10-Q
period 2000-03-31
BOCA RESEARCH INC
filed 2000-05-15
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the quarter ended March 31, 2000

                         Commission File Number 0-21138

                               BOCA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                       59-2479377
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                   Identification No.)

1601 Clint Moore Road
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

                                   Yes X No___


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
        Class                                                   May 12, 2000
        -----                                                   ------------
  Common stock, par value                                        11,601,438
      $.01 per share

                               BOCA RESEARCH, INC.
                 Form 10-Q for the Quarter Ended March 31, 2000

                                      INDEX
                                                                          Page
Part I. FINANCIAL INFORMATION
      Item 1.   Financial Statements

                Condensed Consolidated Balance Sheets
                 (unaudited) as of March 31, 2000 and
                 December 31, 1999................................          3

                Condensed Consolidated Statements of
                 Operations (unaudited) for the three months
                 ended March 31, 2000 and 1999....................          4

                Condensed Consolidated Statements of
                 Cash Flows (unaudited) for the three
                 months ended March 31, 2000 and 1999.............          5

                Notes to Condensed Consolidated
                 Financial Statements (unaudited).................          6

      Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations.......................................         11


Part II.        OTHER INFORMATION

      Item 1.        Legal Proceedings............................         22

      Items 2-3.     Not applicable...............................         22

      Item 4.        Submission of Matters to a Vote of
                      Security Holders............................         22

      Item 5.        Other Information............................         22

      Item 6.        Exhibits and Reports on Forms 8-K............         22

      Signatures..................................................         23

PART I.  Item 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands except share and per share data)

                                                                                     March 31,       December 31,
                                                                                        2000             1999
                                                                                  ---------------  ----------------

                                     ASSETS

Current assets:
  Cash and cash equivalents................................                          $ 10,664           $ 11,819
  Trade receivables, net...................................                             2,644              3,623
  Inventory, net...........................................                             2,222              3,672
  Prepaid expenses and other current assets................                             2,519                789
                                                                                   ----------         ----------
    Total current assets...................................                            18,049             19,903
Property and equipment, net................................                               618              2,039
Goodwill and other intangible assets.......................                             3,010              3,369
Other assets...............................................                             1,441              1,177
                                                                                   ----------         ----------
      Total assets.........................................                          $ 23,118           $ 26,488
                                                                                     ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................                          $  4,176           $  4,444
  Deferred revenue.........................................                               202                586
  Accrued expenses and other current liabilities...........                             2,842              3,619
                                                                                   ----------         ----------
    Total current liabilities                                                           7,220              8,649
                                                                                   ----------         ----------
Deferred revenue...........................................                                --                 16
                                                                                   ----------        -----------

Other non-current liabilities..............................                               500                500
                                                                                   ----------        -----------
Stockholders' equity:
  Common stock, 25,000,000 $.01 par value shares
   authorized, 11,601,438 issued and outstanding
   at March 31, 2000, 11,475,793 issued and
   outstanding at December 31, 1999........................                               116                115
  Additional paid-in capital...............................                            39,985             39,516
  Deficit..................................................                           (24,703)           (22,308)
                                                                                   -----------       ------------
    Total stockholders' equity.............................                            15,398             17,323
                                                                                   ----------        -----------
      Total liabilities and stockholders' equity...........                          $ 23,118           $ 26,488
                                                                                     ========           ========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                           Three  Months
                                                                                          Ended March  31,
                                                                                     ---------------------
                                                                                       2000            1999
                                                                                     --------        ------
Net sales.....................................................                       $  4,655        $ 10,701
Cost of goods sold............................................                          4,259           8,603
                                                                                   ----------      ----------
     Gross profit.............................................                            396           2,098
                                                                                   ----------      ----------
Operating expenses:
     Research and development.................................                            718           1,081
     Selling, general and administrative......................                          3,226           4,964
                                                                                   ----------      ----------
     Total operating expenses.................................                          3,944           6,045
                                                                                   ----------      ----------
Loss from operations..........................................                         (3,548)         (3,947)
Non-operating income, net.....................................                          1,153             141
                                                                                   ----------      ----------
Loss before income tax benefit................................                         (2,395)         (3,806)
Income tax benefit............................................                             --              --
                                                                                   ----------      ----------
Net loss......................................................                     $   (2,395)       $ (3,806)
                                                                                   -----------     -----------
Net loss per share (basic and diluted)........................                     $   (0.21)        $  (0.43)
                                                                                   ----------      -----------
Weighted average shares outstanding...........................                         11,526           8,778
                                                                                   ==========      ==========

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Three Months
                                                                                           Ended March 31,
                                                                                           ---------------
                                                                                        2000              1999
                                                                                        ----              ----
Cash provided by (used in):
Operating activities:
      Net loss................................................                          $(2,395)         $(3,806)
      Adjustments for non-cash charges........................                              682              798
      Gain on sale of shares received under
         marketing agreement..................................                             (956)              --
      Gain on sale of fixed assets............................                             (292)              --
      Changes in assets and liabilities.......................                             (210)           1,566
                                                                                      ----------         -------
        Net cash used in operating activities.................                           (3,171)          (1,442)
                                                                                      ----------         --------
Investing activities:
      Cash paid for acquisition...............................                               --           (2,800)
      Proceeds from sale of shares received under
        marketing agreement...................................                            1,156               --
      Proceeds from sale of fixed assets......................                              715               --
      Capital expenditures....................................                             (325)             (85)
                                                                                      ----------        ---------
        Net cash provided by (used in)
          investing activities................................                             1,546          (2,885)
                                                                                      ----------        ---------
Financing activities - Exercise of options....................                               470              71
                                                                                      ----------        --------
Net decrease in cash and cash equivalents.....................                           (1,155)          (4,256)
Cash and cash equivalents, beginning of period................                           11,819            6,959
                                                                                      ---------         --------
Cash and cash equivalents, end of period......................                         $ 10,664          $ 2,703
                                                                                       ========          =======

            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

        The condensed consolidated financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1999. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

Supplemental Cash Flow Information

        Net cash payments for income taxes were $0 and $258,437 in the three month periods ended March 31, 2000 and 1999, respectively.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three months ended March 31, 2000 and 1999, and net loss is the only component of comprehensive income (loss) for such periods.

Fair Value of Financial Instruments

        The carrying value of cash, accounts receivable, and accounts payable approximates fair value.

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Current Assets

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                                          March 31,         December 31,
                                                                             2000               1999
                                                                     -----------------      ------------
Accounts receivable...................................                   $  6,410            $  7,711
Allowance for sales returns, allowances and
 price protection.....................................                     (1,516)             (2,007)
Allowance for doubtful accounts.......................                     (2,250)             (2,081)
                                                                        ----------           ---------
                                                                         $  2,644            $  3,623
                                                                         ========            ========


        Included in the accounts receivable balance is $13,000 in receivables from PowerTel Boca Pvt., Ltd. ("PowerTel"), a joint venture in India in which the Company has a 20% ownership interest. Sales to this related party in the first quarters of 2000 and 1999 were $0 and $53,000, respectively. The Company has agreed to payment terms of 180 days for PowerTel.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                                                          March 31,         December 31,
                                                                             2000               1999
                                                                     ------------------     ------------
Raw materials.........................................                    $   2,894           $  4,378
Work in process.......................................                           --              1,053
Finished goods........................................                        3,196              3,351
Inventory allowances..................................                       (3,868)            (5,110)
                                                                         ----------          ---------
                                                                         $    2,222          $   3,672
                                                                         ==========          =========

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

Property and Equipment

        Property and equipment is included in the condensed consolidated balance sheets net of accumulated depreciation of $1,765,000 at March 31, 2000 and $11,664,000 at December 31, 1999.

Deferred Revenue

        Revenue from engineering services contracts is recognized as the work is performed using the percentage of completion method. Revenue from product licensing or software royalties is recognized as earned in accordance with the terms of the contracts. Amounts received but unearned are recorded as deferred revenue.

Line of Credit

        The Company has a two year collateralized revolving line of credit agreement expiring November 9, 2000, which permitted borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5,000,000 to $2,500,000. The interest rate during the second year of the agreement is 1/2% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1999 or March 31, 2000.

Commitments and Contingencies

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and note (the "Boundless Transaction"). In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

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

        The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc., allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that Boca and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural, and there has been no resolution of the substantive dispute. The Company anticipates that NEC will refile this action in an appropriate jurisdiction in the near future. The Company is evaluating the claim, but does not presently believe the claim will have a material adverse effect on the Company's operating results and financial condition.

        The Company and its Boca Global, Inc. subsidiary have been named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities

                               BOCA RESEARCH, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (con't)
                                   (Unaudited)

assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5,000,000 and $6,000,000 to settle litigation brought by PhoneTel, Inc., for which Gateway is seeking indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. While the Company believes it will be able to assert numerous defenses to liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

Stockholders' Equity

        During the three month period ended March 31, 2000, 125,645 shares were issued in connection with the exercise of options granted under the Company's stock option plans and with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $469,668.

Stock Option Plan

        During the three month period ended March 31, 2000, the Company granted options to purchase 81,750 shares at prices ranging from $5.78 to $7.69 to both new and existing employees. During the three month period ended March 31, 2000, options to purchase 125,502 shares were canceled.

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

        As an aid to reviewing the Company's results of operations for the three months ended March 31, 2000 and 1999, the following table sets forth the quarterly financial information as a percent of net sales and as a percent of change when compared to the earlier period:

                                                                           Three Months
                                                                          Ended March 31,
                                                                       ---------------------           Percent
                                                                        2000           1999            Change
                                                                        ----           ----            ------
Net sales.....................................................          100.0 %          100.0 %       (56.5)%
Cost of goods sold............................................           91.5             80.4         (50.5)
                                                                       ------          -------
       Gross profit...........................................            8.5             19.6         (81.1)
                                                                       ------          -------
Operating expenses:
  Research and development....................................           15.4             10.1         (33.6)
  Selling, general and administrative.........................           69.3             46.4         (35.0)
                                                                       ------          -------
  Total operating expenses....................................           84.7             56.5         (34.5)
                                                                       ------          -------
Loss from operations..........................................          (76.2)           (36.9)        (10.1)
Non-operating income, net.....................................           24.8              1.3         717.7
                                                                       ------          -------
Loss before income tax benefit...............................           (51.4)           (35.6)        (37.1)
Income tax benefit............................................           --               --            --
                                                                       ------          -------
Net loss......................................................          (51.4)%          (35.6)%       (37.1)
                                                                       ========        =========

Results of Operations

        Net Sales. The Company's net sales decreased by 56.5% to $4,655,000 in the three months ended March 31, 2000 from $10,701,000 in the three months ended March 31, 1999. Net sales for the three-month period ended March 31, 2000 and the comparable period in 1999 are shown in the following table by product category. The Company acquired the modem business of Global Village Communication, Inc. as of June 18, 1998. The addition of the Global Village brand extended Boca Research's customer base in the Macintosh market.

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                           2000          1999
                                                           ----          ----

                                                              (In Millions)
                                                              -------------

Data Communications................                        $3.4        $  8.4
Custom Manufacturing...............                         0.1           0.5
Networking.........................                          --           0.1
Video Graphics.....................                          --            --
I/O, IDE, & Multiport..............                         0.7           0.9
Video Conferencing.................                          --           0.3
Internet Access Device.............                         0.1           0.4
Engineering Services...............                         0.4           0.1
                                                         -------        ------
                                                          $ 4.7         $10.7
                                                          =====         =====

        Excluding the net sales associated with the modem business of Global Village, the sales decrease was primarily attributable to decreases in sales of data communications products. Sales of data communication products were adversely affected by industry-wide pricing pressure.

       With respect to the Global Village branded product, net sales decreased to $2,373,000 in the first quarter of 2000 as compared to net sales of $4,083,000 in the first quarter of 1999. The inclusion of non-Global Village brand modems with certain models being sold by Apple Computer, Inc. continue to negatively impact sales of Global Village modems.

       The engineering services revenue consisted of $179,000 for contract engineering and $196,000 in royalties from licensing the Company's internet appliance reference design.

       International sales were approximately $0.6 million for the three months ended March 31, 2000 compared to $1.3 million for the three months ended March 31, 1999 due to the foregoing factors.

       Gross Profit. Gross profit was $396,000 for the three months ended March 31, 2000 as compared to $2,098,000 for the three months ended March 31, 1999 and decreased as a percentage of net sales to 8.5% in the three months ended March 31, 2000 from 19.6% in the three months ended March 31, 1999. The Company's gross profit was negatively impacted by deteriorating profit margins on Global Village branded product.

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and notes. The sale is part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company has entered into a Supply Agreement with Boundless pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years. Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3,775,000 during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement.

       The gross profit margins for the Company's products depend on a number of factors, such as the degree of competition in the market for such products, the product and channel mix (wholesale distributors and retailers versus OEMs), component costs and manufacturing efficiencies and capacity utilization. Accordingly, the Company's gross profit has varied substantially from quarter to quarter in the past, and can be expected to continue to do so in the future. There will be circumstances, which management currently anticipates will occur in the second quarter, in which the Company accepts lower margin sales for purposes such as to reduce inventories, and to fulfill the specified minimum level of contract manufacturing services under the Boundless Transaction.

       Research and Development Expenses. Research and development expenses decreased to $718,000 in the three months ended March 31, 2000 from $1,081,000 in the three months ended March 31, 1999. This represents an increase in research and development expenses as a percentage of net sales to 15.4% for the three months ended March 31, 2000 from 10.1% for the three months ended March 31, 1999. Research and development expenses decreased in the three months ended March 31, 2000 versus the comparable period in 1999 primarily as the result of closing the Sunnyvale, California location and the reclassification to cost of goods sold of certain costs related to contract engineering revenue.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $3,226,000 in the three months ended March 31, 2000 from $4,964,000 in the three months ended March 31, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 69.3% in the three months ended March 31, 2000 from 46.4% in the three months ended March 31, 1999. Selling, general and administrative expenses decreased in the three months ended March 31, 2000 versus the comparable period in 1999 primarily as the result of the Company's efforts to reduce expenses. The Company's expenses for the three months ended March 31, 2000 compared to the three months ended March 31,

1999 were $387,000 lower for technical support, $380,000 lower for rent, $307,000 lower for marketing development funds, $197,000 lower for advertising and creative costs, $201,000 lower for warranty costs, $70,000 lower for trade shows, and included a $292,000 gain on the sale of fixed assets.

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

LIQUIDITY AND CAPITAL RESOURCES

     In the three months ended March 31, 2000, the Company's working capital decreased by $425,000. This decrease was represented by a decrease in accounts receivable of $979,000 and inventory of $1,450,000 offset by an increase in prepaid expenses and other current assets of $1,730,000 and decreases in accounts payable of $268,000, accrued expenses of $777,000 and deferred revenue of $400,000. Also in the three months ended March 31, 2000, the Company had a $956,000 gain associated with the sale of shares previously received in connection with an exclusive marketing agreement and a $292,000 gain on the sale of fixed assets. The Company's operations used cash of $3,171,000 for the three months ended March 31, 2000. The Company does not anticipate that it will be profitable in the second quarter of 2000 and this would negatively impact the generation of cash from operations for the second quarter of 2000.

     The Company has a two year collateralized revolving line of credit agreement expiring November 9, 2000, which permitted borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5,000,000 to $2,500,000. The interest rate during the second year of the agreement is 1/2% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1999 or March 31, 2000.

     The Company incurred substantial operating losses in 1997, 1998, 1999, and in the first quarter of 2000 and it is likely that cash flow from operations will be negative in 2000. However, management has implemented efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved. Further, the Company may have additional cash requirements in connection with the Boundless Transaction. Although there can be no assurances that the Company will return to profitable operations in 2000, management believes that existing cash balances, availability of funds under the credit line and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. However, if certain negative factors occur as further described below under the heading Certain Factors That May Affect Our Performance, the Company's liquidity could become strained in the latter part of the year 2000.

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

         Boca Global, Inc.: Declining Revenue. If sales fail to improve, the Company may need to evaluate its options with respect to this business unit to minimize losses and cash outflows.

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

         Software Development and Services Market; Low Barriers to Entry. The market for software development and services is becoming increasingly competitive. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm the Company's planned business through its Inprimis subsidiary. The Company faces competition from:

   a. current and potential customers' internal research and development departments that may seek to develop their own proprietary solutions;

   b.  large professional engineering services firms that may enter the market;
   c. established intelligent computing device software and tools manufacturers; and
   d.  small- and medium-sized engineering service companies.

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

         New Products, Technological Changes and Inventory Management. The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and to introduce new products with features that meet changing end-user requirements. Moreover, because of short product life cycles coupled with long lead times for many components used in the Company's products, the Company may not be able to quickly reduce its inventory levels in response to unexpected shortfalls in sales or, conversely, to increase production or inventory levels in response to unexpected demand. The Information Technology ("IT") sector in which the Company offers outsourcing and other services is characterized by rapidly changing technology with continuous improvements in both computer hardware and software and rapid obsolescence of current systems. The Company's success will depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences.

Additionally, there canbe no assurance that the Company will be successful in identifying new markets, in developing, manufacturing and marketing new products, or in enhancing its existing products, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new products or enhancing existing products, if the Company experiences delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

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

         Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include the level of demand for the Company's products, competitive pricing pressures, the timing of orders from and shipments to major customers, the timing of new product introductions by the Company and its competitors, the availability and pricing of components for the Company's products, the timing of phase-outs of the Company's products, variations in the Company's product mix and component costs, variations in the proportion of sales made to wholesale distributors, OEMs, VARs and retailers, product returns or price protection charges from customers, the timing of sales of the Company's products to end users by the Company's customers, seasonal promotions by the Company, its customers' and competitors' economic conditions prevailing within the computer industry and economic conditions generally. Quarterly sales depend on the volume and timing of ordersreceived during a quarter, which are difficult to forecast. Customers generally order products on an as-needed basis, and accordingly the Company has historically operated with a relatively small backlog. Moreover, as is typical of companies in the PC industry, a disproportionate percentage of the Company's net sales in any quarter are typically generated in the last month of a quarter. As a result, a shortfall in net sales in any quarter as compared to expectations may not be identifiable until the end of the quarter. In addition, from time to time, a significant portion of the Company's sales are derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. There can be no assurance that the Company will be able to return to its growth in sales or profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future sales. If sales levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock.

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

         Dependence on Suppliers. The major components of the Company's products include circuit boards, microprocessors, chipsets and memory components. Most of the components used in the Company's products are available from multiple sources. However, certain components used in the Company's products are currently obtained by Boundless Manufacturing Services, Inc. ("Boundless"), who manufactures the Company's products, from single sources. Certain modem chipsets used in the Company's data communications products in the past have been in short supply and are frequently on allocation by semiconductor manufacturers. Similar to others in the computer industry, the Company has, from time to time, experienced difficulty inobtaining certain components. Neither the Company nor Boundless has guaranteed supply arrangements with any of its suppliers and there can be no assurance that these suppliers will continue to meet the Company's requirements. Shortages of components not only limit Boundless' production capacity but also could result in higher costs due to the higher costs of components in short supply or the need to utilize higher cost substitute components. An extended interruption in the supply of any of these components or a reduction in their quality or reliability would have a material adverse effect on the Company's operating results. While Boundless believes that with respect to its single source components it could obtain similar components from other sources, the Company could be required to alter product designs to use alternative components. There can be no assurance that severe shortages of components will not occur in the future which could increase the cost or delay the shipment of the Company's products and have a material adverse effect on the Company's operating results. Significant increases in the prices of these components could also have a material adverse effect on the Company's operating results since the Company may not be able to adjust product pricing to reflect the increases in component costs. Moreover, a number of components for the Company's products are obtained from foreign suppliers. Increases in tariffs on such components or fluctuations in exchange rates could result in increases in the prices paid by the Company for these components, which could impact the Company's ability to compete with foreign manufacturers and have a material adverse effect on the Company's operating results.

         Sales Channel Risks. The Company sells its products to OEMs, national, regional and international wholesale distributors and retailers and catalog companies. Sales to OEMs accounted for approximately 28% of net sales in 1999. OEMs have significantly different requirements, and in most cases, more stringent purchasing procedures and quality standards than wholesale distributors and other resellers. There can be no assurance that the Company will be successful in developing products for, and delivering products to, the OEM market, or that it will be successful in establishing and maintaining an effective distribution and customer support system for OEMs. The Company's business could be adversely affected if it is unsuccessful in developing, manufacturing and marketing products for sale to OEMs. In addition, OEMs may require special distribution arrangements and product pricing, which could have a material adverse effect on the Company's operating results. A decline in sales to large customers or a delay or default in payment by one or more of such customers could have a material adverse effect on the Company's results of operations or financial condition.

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

         Reliance on Centralized Manufacturing. All of the Company's manufacturing occurs at Boundless' manufacturing facility in Boca Raton, Florida. Boundless' manufacturing operations utilize certain equipment which, if damaged or otherwise rendered inoperable, would result in the disruption of Boundless' manufacturing operations. Although the Company maintains business interruption insurance which the Company believes is adequate, any extended interruption of theoperations at Boundless' facility would have a material adverse effect on the Company's operating results.

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

         Dependence on Key Personnel and Management of Growth. The Company is highly dependent on its executive officers and other key personnel, many of whom could be difficult to replace. If certain of these people were to leave the Company, operating results could be adversely affected. The future growth and success of the Company also depends in part on its ability to attract and retain skilled employees and on the ability of its officers and key employees to manage growth successfully. The Company has no long-term employment contracts with any of its executive officers.

PART II.

                               BOCA RESEARCH, INC.
                                OTHER INFORMATION
Item 1. Legal Proceedings

        The information required by this Item is disclosed in the "Commitments and Contingencies" Note to the Company's Condensed Consolidated Financial Statements contained in Part I hereof.

Items 2-3.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended March 31, 2000.

Item 5. Other information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                         Exhibit 11: Calculation of shares used in determining
earnings per share.

        (b)      Reports on Form 8-K

                         None.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  May 15, 2000                         /S/ Robert W. Ferguson
                                             ---------------------------------
                                             Robert W. Ferguson
                                             Chief Executive Officer and
                                             Chairman of the Board of Directors
                                             (Principal Executive Officer)




Dated:  May 15, 2000                         /S/ Robert P. Heinlein
                                             ---------------------------------
                                             Robert P. Heinlein
                                             Vice President of Finance and
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS
                                                                           Page
                                                                           ----
Exhibit 11   Calculation of shares used in determining earnings per share   25

                               BOCA RESEARCH, INC.

                   EXHIBIT 11 - CALCULATION OF SHARES USED IN
                        DETERMINING NET INCOME PER SHARE
                                   (Unaudited)


                                 March 31, 2000


                                                             Three Months Ended
                                                               March 31, 2000
                                                               --------------

Shares outstanding at January 1, 2000...................            11,475,793
Shares issued January 1, 2000 in
 connection with the 1992 Employee
 Stock Purchase Plan....................................                13,813
Shares issued in connection with a
 non-qualified stock option plan........................                36,515
                                                                    ----------
Weighted average shares
 outstanding............................................            11,526,121
                                                                    ==========


                                 March 31, 1999


                                                             Three Months Ended
                                                               March 31, 1999
                                                               --------------

Shares outstanding at January 1, 1999...................             8,756,487
Shares issued January 1, 1999 in
 connection with the 1992 Employee
 Stock Purchase Plan....................................                20,643
Shares issued in connection with a
 non-qualified stock option plan........................                 1,071
                                                                     ---------
Weighted average shares
 outstanding............................................             8,778,201
                                                                     =========