Form 10-Q
period 2000-06-30
BOCA RESEARCH INC
filed 2000-08-11
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                           Commission File Number 0-21138
    June 30, 2000


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

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
         Class                                                August 11, 2000
         -----                                                ---------------
  Common stock, par value                                       11,608,788
$.01 per share

                               BOCA RESEARCH, INC.
                  Form 10-Q for the Quarter Ended June 30, 2000

                                      INDEX
                                                                          Page
Part I.   FINANCIAL INFORMATION                                           ----
     Item 1.    Financial Statements

                   Condensed Consolidated Balance Sheets
                    (unaudited) as of June 30, 2000 and
                    December 31, 1999..........................            3

                   Condensed Consolidated Statements of
                    Operations (unaudited) for the three and six
                    months ended June 30, 2000 and 1999 .......            4

                   Condensed Consolidated Statements of
                    Cash Flows (unaudited) for the six
                    months ended June 30, 2000 and 1999........            5

                   Notes to Condensed Consolidated
                    Financial Statements (unaudited)...........            6

     Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                    Operations.................................           13

Part II.  OTHER INFORMATION
     Item 1.    Legal Proceedings..............................           26

     Items 2-3. Not applicable.................................           26

     Item 4.    Submission of Matters to a Vote of
                 Security Holders..............................           26

     Item 5.    Other Information..............................           27

     Item 6.    Exhibits and Reports on Form 8-K...............           28

     Signatures................................................           29

PART I.  Item 1.

                               BOCA RESEARCH, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                 (In thousands except share and per share data)

                                                                                      June 30,       December 31,
                                                                                        2000             1999
                                                                                  ---------------  ----------------

                                     ASSETS
Current assets:
  Cash and cash equivalents................................                          $  9,072           $ 11,819
  Accounts receivables, net................................                             2,212              3,623
  Inventory, net...........................................                               835              3,672
  Prepaid expenses and other current assets................                               998                789
                                                                                   ----------         ----------
    Total current assets...................................                            13,117             19,903
Property and equipment, net................................                             1,100              2,039
Goodwill and other intangible assets.......................                                --              3,369
Other assets...............................................                             1,288              1,177
                                                                                   ----------         ----------
      Total assets.........................................                          $ 15,505           $ 26,488
                                                                                     ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................                          $  3,907           $  4,444
  Deferred revenue.........................................                               240                586
  Accrued expenses and other current liabilities...........                             5,121              3,619
                                                                                   ----------         ----------
    Total current liabilities                                                           9,268              8,649
                                                                                   ----------         ----------
Deferred revenue...........................................                                --                 16
                                                                                   ----------        -----------

Other non-current liabilities..............................                               500                500
                                                                                   ----------        -----------
Stockholders' equity:
  Common stock, 25,000,000 $.01 par value shares
   authorized, 11,601,438 issued and outstanding
   at June 30, 2000, 11,475,793 issued and
   outstanding at December 31, 1999........................                               116                115
  Additional paid-in capital...............................                            39,984             39,516
  Deficit..................................................                           (34,363)           (22,308)
                                                                                   -----------       ------------
    Total stockholders' equity.............................                             5,737             17,323
                                                                                   ----------        -----------
      Total liabilities and stockholders' equity...........                          $ 15,505           $ 26,488
                                                                                     ========           ========


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                            Three  Months                      Six Months
                                                            Ended June 30,                   Ended June 30,
                                                            --------------                   --------------
                                                          2000           1999             2000            1999
                                                          ----           ----             ----            ----
Net sales........................................       $  3,437         $ 8,747          $ 8,092      $  19,448
Cost of goods sold...............................          3,860           8,305            8,119         16,908
                                                           -----         -------            -----         ------
     Gross profit (loss).........................           (423)            442              (27)         2,540
                                                          -------       --------          --------     ---------
Operating expenses:
     Research and development....................            853             891            1,571          1,974
     Selling, general and administrative.........          4,003           4,342            7,229          9,304
     Asset impairment and other charges..........          4,633              --            4,633             --
                                                          ------        --------          -------      ---------
     Total operating expenses....................          9,489           5,233           13,433         11,278
                                                           -----         -------           ------         ------
Loss from operations.............................         (9,912)         (4,791)         (13,460)        (8,738)
Non-operating income/(expense), net..............            254             (38)           1,407            103
                                                          ------         --------         -------      ---------
Loss before income taxes ........................         (9,658)         (4,829)         (12,053)        (8,635)
Income taxes ....................................              2               6                2              6
                                                       ---------       ---------       ----------     ----------
Net loss.........................................      $  (9,660)     $   (4,835)      $  (12,055)    $   (8,641)
                                                       ----------     -----------      -----------    -----------
Net loss per share (Basic and Diluted)...........      $ (  0.83)     $  (  0.51)      $    (1.04)    $    (0.95)
                                                       ---------      ----------       ----------     -----------
Weighted average
  shares outstanding.............................         11,601           9,449           11,564          9,115
                                                          ======           =====           ======          =====


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Six Months
                                                                     Ended June 30,
                                                                     --------------
                                                                 2000              1999
                                                                 ----              ----
Cash provided by (used in):
Operating activities:
   Net loss..............................................      $(12,055)        $ (8,641)
   Adjustments for non-cash charges......................         1,215            1,502
   Adjustment for Asset impairment and other charges.....         4,633               --
   Gain on sale of shares received under
    marketing agreement..................................          (956)              --
   Gain on sale of fixed assets..........................          (292)              --
   Changes in assets and liabilities.....................         3,379            6,037
                                                              ---------          -------
    Net cash used in operating activities................        (4,076)          (1,102)
                                                              ----------         --------
Investing activities:
   Cash paid for acquisition.............................            --           (2,800)
   Proceeds from sale of shares received under
    marketing agreement..................................         1,156               --
   Proceeds from sale of fixed assets....................           715               --
   Capital expenditures..................................        (1,012)            (299)
                                                              ----------        ---------
    Net cash provided by (used in)
     investing activities................................           859          (3,099)
                                                             ----------        ---------
Financing activities - Issuance of common stock..........           470            8,029
                                                              ---------         --------
Net (decrease) increase in cash and cash equivalents.....        (2,747)           3,828
Cash and cash equivalents, beginning of period...........        11,819            6,959
                                                              ---------         --------
Cash and cash equivalents, end of period.................       $ 9,072         $ 10,787
                                                                =======         ========


            See notes to condensed consolidated financial statements.

                               BOCA RESEARCH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

        The condensed consolidated financial statements have been prepared by Boca Research, Inc. and subsidiaries (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000, the results of its operations for the three and six month periods ended June 30, 2000 and 1999, and its cash flows for the six month periods ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 audited consolidated financial statements.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1999. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

Recent Developments and Subsequent Events

        The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. The Company's data communications sales continued to decline in the three months ended June 30, 2000 and the outlook for the following quarter ending September 30, 2000 was for a further decrease in sales and continued operating losses. Therefore, the Company has taken several steps to exit the data communications marketplace. The Company has significantly reduced its purchase orders for new products from Boundless Manufacturing Services, Inc. ("Boundless"), the manufacturing subcontractor utilized by the Company. Procurement of new data communications products will be eliminated by September 30, 2000. The Company recently announced the sale of certain assets to Zoom Telephonics, Inc. ("Zoom") which will provide the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000 and in the Company has recording a charge to operations of $2,683,000. The elimination of new purchase orders to Boundless will result in the Company falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's products relating to the analog business may mitigate

                               BOCA RESEARCH, INC.

                                   (Unaudited)

the shortfall, (see "Commitments and Contingencies" and "Agreement between Boca Research, Inc. and Zoom Telephonics"), the Company has estimated that this shortfall is $1,950,000 and has taken a charge to operations for this amount.

        The charges to operations relating to impairment of goodwill and tradenames and the shortfall for the guarantee purchase commitment are recorded under "Asset impairment and other charges" in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000. The Company will continue to discharge its warranty obligation on all products sold. The warranty obligation is included within the caption "Accrued expenses and other current liabilities" under the "Current liabilities" section of the balance sheet.

         During July 2000, the Company closed on the sale of its 20% interest in PowerTel Boca Pvt., Ltd. ("PowerTel") and received net proceeds of $314,000, resulting in a gain of $238,000.

Agreement between Boca Research, Inc. and Zoom Telephonics

        On July 28, 2000, the Company concluded a definitive agreement with Zoom pursuant to which Zoom has acquired certain of the Company's assets, including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company will continue to support all the products it has already shipped or will be shipping and will remain responsible for warranty, returns and technical support for these products. The Company will outsource technical support to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, has the right to sell products from the Company's inventory, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payment will be received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over the following 12 months exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceeds $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceeds $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Net sales by the Company of its analog modem and other PC peripheral products for the quarters ended March 31, 2000 and June 30, 2000 were $4.3 million and $2.7 million, respectively. If Zoom manufactures the Company's products at Boundless, the Company will receive credit against the Company's minimum guarantee commitment as explained under "Commitment and Contingencies" below.

                               BOCA RESEARCH, INC.

                                   (Unaudited)

Supplemental Cash Flow Information

        Net cash payments (refunds) for income taxes were $2,000 and ($2,045,000) for the six month period ended June 30, 2000 and 1999, respectively. Interest payments of $0 and $185,000 were made in the six months ended June 30, 2000 and 1999, respectively.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and six months ended June 30, 2000 and 1999, and net loss is the only component of comprehensive income (loss) for such periods.

Fair Value of Financial Instruments

         The carrying value of cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximates fair value.

Current Assets

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                                           June 30,          December 31,
                                                                             2000                1999
                                                                     -----------------       ------------
        Accounts receivable...................................            $  4,528             $  7,711
        Allowance for sales returns, allowances and
         price protection....................................                 (826)              (2,007)
        Allowance for doubtful accounts.......................              (1,490)              (2,081)
                                                                          ---------            ---------
                                                                          $  2,212             $  3,623
                                                                          ========             ========

                               BOCA RESEARCH, INC.

                                   (Unaudited)

        At June 30, 2000, the Company had a 20% ownership interest in PowerTel, a joint venture in India. Sales to this related party in the six months ended June 30, 2000 and 1999 were $0 and $68,000, respectively. During July 2000, the Company closed on the sale of its 20% interest in PowerTel and received net proceeds of $314,000, resulting in a gain of $238,000.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                              June 30,            December 31,
                                                2000                  1999
                                           --------------        --------------
Raw materials...................           $       2,241         $       4,378
Work in process.................                      --                 1,053
Finished goods..................                   2,578                 3,351
Inventory allowances............                  (3,984)               (5,110)
                                           --------------        --------------
                                           $         835         $       3,672
                                           ==============        ==============

Property and Equipment

        Property and equipment is included in the condensed consolidated balance sheets, net of accumulated depreciation of $1,955,000 at June 30, 2000 and $11,664,000 at December 31, 1999.

Deferred Revenue

        Revenue from engineering services contracts is recognized as the work is performed using the percentage of completion method. Revenue from product licensing or software royalties is recognized as earned in accordance with the terms of the contracts. Amounts received but unearned are recorded as deferred revenue.

Line of Credit

        The Company had a two-year collateralized revolving line of credit agreement expiring November 9, 2000, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5,000,000 to $2,500,000. The interest rate during the second year of the agreement is 1/2% in excess of the prime rate. The loan

                               BOCA RESEARCH, INC.

                                   (Unaudited)

agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1999 or June 30, 2000.

Commitments and Contingencies

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless, a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and note (the "Boundless Transaction"). In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

         Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3,775,000 during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. During the first 90 day period, the shortfall amounted to $23,000. As noted under "Recent Developments and Subsequent Events," the Company will be curtailing its purchase of data communications products from Boundless and has estimated that there will be a shortfall in meeting its contractual purchase commitment of $1,950,000. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through September 30, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement.

        The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot

                               BOCA RESEARCH, INC.

                                   (Unaudited)

predict the outcome of any such claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

        The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc., allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural, and there has been no resolution of the substantive dispute. The Company anticipates that NEC will refile this action in an appropriate jurisdiction in the near future. The Company continues to evaluate the claim, but does not presently believe the claim will have a material adverse effect on the Company's operating results and financial condition.

        The Company and its Boca Global, Inc. subsidiary have been named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5,000,000 and $6,000,000 to settle litigation brought by PhoneTel, Inc., for which Gateway is seeking indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. While the Company believes it will be able to assert numerous defenses to liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

Stockholders' Equity

        During the six month period ended June 30, 2000, 125,645 shares were issued in connection with the exercise of options granted under the Company's stock option plans and with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $470,000.

                               BOCA RESEARCH, INC.

                                   (Unaudited)

Stock Option Plan

        During the six month period ended June 30, 2000, the Company granted options to purchase 428,250 shares at prices ranging from $3.69 to $7.69 to both new and existing employees. During the six month period ended June 30, 2000, options to purchase 193,168 shares were canceled.

Item 2.
                               BOCA RESEARCH, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

        Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in the Company's expectations.

        The following discussion should be read in conjunction with the Company's financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

        As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 2000 and 1999, the following table sets forth the financial information as a percentage of net sales and as a percent of change when compared to the earlier period:

                                                 Three Months                           Six Months
                                                 Ended June 30,                       Ended June 30,
                                                 --------------         Percent       ---------------        Percent
                                                 2000         1999      Change        2000      1999         Change
                                                 ----         ----      ------        ----      -----        ------

Net sales...................................    100.0 %      100.0 %    (60.7) %      100.0 %    100.0 %      (58.4) %
Cost of goods sold..........................    112.3         95.0      (53.5)        100.3       86.9        (52.0)
                                                -----         ----                   ------       ----
       Gross profit (loss)..................    (12.3)         5.0     (195.7)         (0.3)      13.1       (101.1)
                                                ------      ------                   -------     -----
Operating expenses:
  Research and development..................     24.8         10.2       (4.3)         19.4       10.2        (20.4)
  Selling, general and administrative.......    116.5         49.6       (7.8)         89.3       47.8        (22.3)
  Asset impairment and other charges........    134.8           --        *            57.3         --          *
                                                -----       ------                   ------     ------
        Total operating expenses............    276.1         59.8       81.3         166.0       58.0         19.1
                                                -----       ------                   ------     ------
Loss from operations........................   (288.4)       (54.8)       *          (166.3)     (44.9)         *
Non-operating income (expense), net.........      7.4         (0.4)       *            17.4        0.5       1266.0
                                                -----       -------                  ------     ------
Loss before income taxes ..................    (281.0)       (55.2)       *          (148.9)     (44.4)         *
Income taxes ...............................      0.1          0.1      (66.7)%         0.0        0.0        (66.7)%
                                                -----       ------                   ------     ------
Net loss....................................   (281.1) %     (55.3) %     *          (148.9) %   (44.4) %       *
                                               ======        =====                   ======      =====

*  Not meaningful

Results of Operations

        Net Sales. The Company's net sales decreased by 60.7% to $3,437,000 in the three months ended June 30, 2000 from $8,747,000 in the three months ended June 30, 1999. For the six months ended June 30, 2000, net sales decreased by 58.4% to $8,092,000 from $19,448,000 for the comparable period in 1999. Sales in the three and six month periods ended June 30, 2000 versus the comparable period in 1999 are shown by product category as follows:

                                                                Three Months                     Six Months
                                                                Ended June 30,                   Ended June 30,
                                                                --------------                   --------------
                                                                2000          1999               2000         1999
                                                                ----          ----               ----         ----

                                                                 (In Millions)                     (In Millions)
Data Communications...........................................   $  2.1        $  6.9            $  5.5      $ 15.3
Custom Manufacturing..........................................      0.0           0.0               0.1         0.5
Networking....................................................      0.0           0.3               0.0         0.4
I/O, IDE, & Multiport........................................       0.6           1.0               1.3         1.9
Video Conferencing............................................      0.0           0.0               0.0         0.3
Internet Access Device........................................      0.0           0.2               0.1         0.6
Engineering Services..........................................      0.7           0.3               1.1         0.4
                                                                -------       -------           -------     -------
                                                                 $  3.4        $  8.7            $  8.1      $ 19.4
                                                                 ======        ======            ======     =======

       The sales decrease was primarily attributable to data communications products. Sales of data communication products were adversely affected by industry-wide pricing pressure.

       With respect to the Global Village branded product, net sales decreased to $1,047,000 and $3,420,000 in the three and six month periods ended June 30, 2000 as compared to net sales of $3,438,000 and $7,521,000 in the comparable periods of 1999. The inclusion of non-Global Village brand modems with certain models being sold by Apple Computer, Inc. continued to negatively impact sales of Global Village modems.

       The engineering services revenue consisted primarily of $517,000 for contract engineering and $210,000 in royalties from licensing the Company's Internet appliance reference design.

       International sales were approximately $0.5 million for the three months ended June 30, 2000 compared to $1.3 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, international sales decreased by 61.5% to $1.0 million from $2.6 million for the comparable period in 1999.

       Gross Profit (Loss). Gross profit (loss) was ($423,000) or (12.3%) of net sales for the three months ended June 30, 2000 as compared to $442,000 or 5.0% of net sales for the three months ended June 30, 1999. For the six months ended June 30, 2000, gross profit (loss) decreased by 101.1% to ($27,000) from $2,540,000 for the comparable period in 1999. The Company's gross profit was negatively impacted by deteriorating profit margins on data communications products.

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless, a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and notes. The sale is part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company has entered into a Supply Agreement with Boundless pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years. Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3,775,000 during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement. The elimination of new purchase orders to Boundless will result in the Company falling short of the guaranteed purchase commitment. However, purchases by Zoom from Boundless of the Company's branded products relating to the analog modem business may mitigate the shortfall (see "Agreement between Boca Research, Inc. and Zoom Telephonics").

         The gross profit margins for the Company have been impacted by poor general industry conditions such as lower sales and declining prices and the Company's transition out of the data communications business. The Company has decided to exit the data communications business, however, the Company has inventory and purchase commitments with Boundless that will result in data communications product sales in the third quarter of 2000. The factors that have affected gross margins in the past for the data communications business, such as product and channel mix, (wholesale distributors and retailers versus OEM's), component costs and manufacturing efficiency and capacity utilization will be different for the software and systems solution-based services business. Also, industry dynamics are different for a service business versus a products business.

       Research and Development Expenses. Research and development expenses decreased to $853,000 in the three months ended June 30, 2000 from $891,000 in the three months ended June 30, 1999. This represents an increase in research and development expenses as a percentage of net sales to 24.8% for the three months ended June 30, 2000 from 10.2% for the three months ended June 30, 1999. Research and development expenses decreased to $1,571,000 for the six months ended June 30, 2000 from $1,974,000 in the six months ended June 30, 1999. This represents an increase in research and development expenses as a percentage of net sales to 19.4% for the six months ended June 30, 2000 from 10.2% for the six months ended June 30, 1999. Research and development expenses decreased in the three and six months ended June 30, 2000 versus the comparable periods in 1999 primarily as the result of closing the Sunnyvale, California location and the reclassification to cost of goods sold of certain costs related to contract engineering revenue.

       In the short term, as the Company makes the transition into an engineering services organization, a large portion of the total hours worked on engineering projects will not be billable to third party clients and are therefore internal research and development related. In the future, the Company's goal is to bill external clients for an increasing portion of the engineering hours. While there is no assurance that it will be able to pass along such costs, the Company intends to continue expending capital towards research and development projects.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $4,003,000 in the three months ended June 30, 2000 from $4,342,000 in the three months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 116.5% in the three months ended June 30, 2000 from 49.6% in the three months ended June 30, 1999. Selling, general and administrative expenses decreased to $7,229,000 in the six months ended June 30, 2000 from $9,304,000 in the six months ended June 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 89.3% in the six months ended June 30, 2000 from 47.8% in the six months ended June 30, 1999. Selling, general and administrative expenses decreased in the three and six months ended June 30, 2000 versus the comparable period in 1999 primarily as the result of the Company's efforts to reduce expenses. The Company's expenses for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 were $650,000 lower for technical support, $646,000 lower for rent, $371,000 lower for marketing development funds, $198,000 lower for trade shows, $126,000 lower for freight and courier costs, and included a $292,000 gain on the sale of fixed assets.

         Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales. Selling, general and administrative expenses are likely to be different for a service business than for a products business. The Company is adjusting this expense to support the anticipated sales level of the new business. However, since the Company will continue to have data communications products sales in the third quarter from existing inventories, there will be selling, general and administrative expenses associated with this activity. Certain selling, general and administrative expenses have a fixed nature, thus a reduction in net sales may result in an increase in selling, general and administrative expenses as a percentage of net sales.

        Asset Impairment and Other Charges. As discussed above, the Company recently announced the sale of certain assets to Zoom which will provide the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000, and in the Company recording a charge to operations of $2,683,000. The elimination of new purchase orders to Boundless will result in the Company falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's product relating to the analog business may mitigate the shortfall, (see "Commitments and Contingencies" and "Agreement between Boca Research, Inc. and Zoom Telephonics"), the Company has estimated that this shortfall is $1,950,000 and has taken a charge to operations for this amount.

LIQUIDITY AND CAPITAL RESOURCES

        In the six months ended June 30, 2000, the Company's working capital decreased by $7,405,000. This decrease was represented by decreases in accounts receivable of $1,411,000 and inventory of $2,837,000 and an increase in accrued expenses and other current liabilities of $1,502,000, offset by an increase in prepaid expenses and other current assets of $209,000 and decreases in accounts payable of $537,000 and deferred revenue of $346,000. Also in the six months ended June 30, 2000, the Company had a $956,000 gain associated with the sale of shares previously received in connection with an exclusive marketing agreement and a $292,000 gain on the sale of fixed assets. The Company's operations used cash of $4,076,000 for the six months ended June 30, 2000.

        The Company had a two year collateralized revolving line of credit agreement expiring November 9, 2000, which permits borrowings of the lesser of $5,000,000 or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5,000,000 to $2,500,000. The interest rate during the second year of the agreement is 1/2% in excess of the prime rate. The loan agreement requires the Company to maintain certain financial ratios, limits the incurrence of additional debt, and prohibits payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1999 or June 30, 2000.

        The Company incurred substantial operating losses in 1997, 1998, 1999, and in the first six months of 2000 and it is likely that cash flow from operations will be negative in 2000. However, management has implemented efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved. Further, the Company may have additional cash requirements in connection with the Boundless Transaction. The elimination of new purchase orders to Boundless will result in the Company falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's products relating to the analog business may mitigate the shortfall, (see "Commitments and Contingencies" and "Agreement between Boca Research, Inc. and Zoom Telephonics"), the Company has estimated that this shortfall is $1,950,000 and has taken a charge to operations for this amount. This will be a cash outflow over the next nine months. Although there can be no assurances that the Company will return to profitable operations in 2000, management believes that existing cash balances and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. However, if certain negative factors occur as further described below under the heading "Certain Factors That May Affect Our Performance", the Company's liquidity could become strained.

        The Company regularly evaluates acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company pursues one or more acquisitions, the Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing may be required for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required nor that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

Pro Forma Financial Statements

        The Company has embarked upon a plan in early 2000 to transition from being primarily a data communications product manufacturer to its new focus on providing software and systems solutions-based services, and has recently taken steps to exit the data communication business. The software and systems solution-based services business is in a start up mode and the Company has taken action to reduce its expenses to correspond with the anticipated sales level of the new business. The Company is winding down its data communication business and the assets and liabilities associated with the business will be reduced over a period of time. The Pro Forma Balance Sheets as of December 31, 1999, and June 30, 2000, reflect those items that can be specifically identified with the old and new businesses and those that are common to both. The Company has identified sales related to the old and new businesses, which are shown under the section "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Engineering Services product category shown in the table on page 14 represents the new business. However, the Company cannot specifically identify expenses related to the old and new businesses because it did not segment its business during the transition period. In the year ended December 31, 1999, engineering services revenue made up $715,000 of the $32.8 million total revenues. The Company continues to review the prospects for the new business in order to size the operation to an appropriate cost structure.

                               BOCA RESEARCH, INC.

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                             AS OF DECEMBER 31, 1999
                                   (Unaudited)
                        (In thousands except share data)

                                                               Specific
                                                          --------------------
                                                          Data           Eng.          Non-
ASSETS                                                    Comm.          Svcs.       Specific         Total
                                                          -----          -----      ----------        -----
Current assets:
  Cash and cash equivalents........................     $     --       $     --      $ 11,819         $ 11,819
  Accounts receivables, net........................        3,300            323            --            3,623
  Inventory, net...................................        3,672             --            --            3,672
  Prepaid expenses and other current assets........          789             --            --              789
                                                        --------       --------      --------         --------
    Total current assets...........................        7,761            323        11,819           19,903
Property and equipment, net........................        1,639            400            --            2,039
Goodwill and other intangible assets...............        3,369             --            --            3,369
Other assets.......................................           --             --         1,177            1,177
                                                        --------       --------      --------         --------
      Total assets.................................     $ 12,996       $    723      $ 12,996         $ 26,488
                                                        ========       ========      ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................     $  4,444       $     --      $     --         $  4,444
  Deferred revenue.................................          101            485            --              586
  Accrued expenses and other current liabilities...        3,619             --            --            3,619
                                                        --------       --------      --------         --------
    Total current liabilities                              8,164            485            --            8,649
                                                        --------       --------      --------         --------
Deferred revenue...................................           16             --            --               16
                                                        --------       --------      --------         --------

Other non-current liabilities......................           --            500            --              500
                                                        --------       --------      --------         --------
Stockholders' equity:
  Common stock.....................................           --             --           115              115
  Additional paid-in capital.......................           --             --        39,516           39,516
  Deficit..........................................           --             --       (22,308)         (22,308)
                                                        --------       --------      ---------        ---------
    Total stockholders' equity.....................           --             --        17,323           17,323
                                                        --------       --------      --------         --------
      Total liabilities and stockholders' equity...     $  8,180       $    985      $ 17,323         $ 26,488
                                                        ========       ========      ========         ========

                               BOCA RESEARCH, INC.

                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                               AS OF JUNE 30, 2000
                                   (Unaudited)
                        (In thousands except share data)

                                                               Specific
                                                          --------------------
                                                          Data           Eng.          Non-
ASSETS                                                    Comm.          Svcs.       Specific         Total
                                                          -----          -----      ----------        -----
Current assets:
  Cash and cash equivalents........................     $     --       $     --      $  9,072         $  9,072
  Accounts receivables, net........................        1,714            498            --            2,212
  Inventory, net...................................          835             --            --              835
  Prepaid expenses and other current assets........          998             --            --              998
                                                        --------       --------      --------         --------
    Total current assets...........................        3,547            498         9,072           13,117
Property and equipment, net........................          100          1,000            --            1,100
Goodwill and other intangible assets...............           --             --            --               --
Other assets.......................................           --             --         1,288            1,288
                                                        --------       --------      --------         --------
      Total assets.................................     $  3,647       $  1,498      $ 10,360         $ 15,505
                                                        ========       ========      ========         ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................     $  3,707       $    200      $     --         $  3,907
  Deferred revenue.................................           67            173            --              240
  Accrued expenses and other current liabilities...        4,621            500            --            5,121
                                                        --------       --------      --------         --------
    Total current liabilities                              8,395            873            --            9,268
                                                        --------       --------      --------         --------
Deferred revenue...................................           --             --            --               --
                                                        --------       --------      --------         --------

Other non-current liabilities......................           --            500            --              500
                                                        --------       --------      --------         --------
Stockholders' equity:
  Common stock.....................................           --             --           116              116
  Additional paid-in capital.......................           --             --        39,984           39,984
  Deficit..........................................           --             --       (34,363)         (34,363)
                                                        --------       --------      ---------        ---------
    Total stockholders' equity.....................           --             --         5,737            5,737
                                                        --------       --------      --------         --------
      Total liabilities and stockholders' equity...     $  8,395       $  1,373      $  5,737         $ 15,505
                                                        ========       ========      ========         ========

Certain Factors That May Affect Future Performance

         In addition to the other information contained in this Report, the following are important factors that should be considered carefully in evaluating the Company and its business:

         Transition of Company. The Company embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to its new focus on providing software and systems solutions-based services. Such transition was substantially completed on July 28, 2000 upon the sale of the Company's analog modem business. Currently, the Company has very limited experience providing software and systems solutions-based services, and there can be no assurances that the Company will succeed in implementing its as-yet unproven business plan. Risks associated with this transition include:

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

         Boca Global, Inc.: Declining Revenue. Sales have declined substantially and the Company has substantially exited the data communications business via the sale of certain of the Company's assets to Zoom on July 28, 2000.

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

       There can be no assurances that the Company will succeed in achieving its goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results.

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

         As the Company assists other companies in developing new products, particularly products focused on specific industries, they may begin competing with companies in sectors that have not been identified above. It is also possible that new competitors will enter the market or that existing competitors will form alliances that may enable them to rapidly increase their market share. The barriers to entering the market as software developer or hardware design consultant for intelligent computing devices are low. New market entrants may have lower overhead than the Company and therefore be able to offer advantageous pricing. The Company expects that competition will increase as other established and emerging companies enter the intelligent computing device market and as new products and technologies are introduced.

         New Products and Services, and Technological Changes. The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and services and to introduce new products and services with features that meet changing end-user requirements. The Information Technology ("IT") sector in which the Company offers outsourcing and other services is characterized by rapidly changing technology with continuous improvements in both computer hardware and software and rapid obsolescence of current systems. The Company's success will depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. Additionally, there can be no assurance that the Company will be successful in identifying new markets, in developing, and marketing new products and services, or in enhancing its existing products and services, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new, or enhancing existing, products and services, due to delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

         Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include the level of demand for the Company's products and services, competitive pricing pressures, and the timing of engineering contracts and completion of the contracts per the specified terms. There can be no assurance that the Company will be able to return to its growth in revenue or profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future revenue. If sales and revenue levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock.

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

         Competition. The markets for the Company's products and services are increasingly competitive resulting in increasing pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing or marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's, or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new markets, such as Internet TV appliances, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing or marketing resources and experience.

         Proprietary Rights; Dependence on Software Licenses. The Company receives from time to time, and may receive in the future, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. There can be no assurance that in the future the Company will be able to obtain licenses of any intellectual property rights owned by third parties with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from developing and marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party, which could have a material adverse effect on the Company's operating results.

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

Item 4. Submission of Matters to a Vote of Security Holders

        At the Annual Meeting of Stockholders of the Company held on May 22, 2000, (i) the Company's nominees for directors to serve until the 2001 Annual Meeting of Stockholders were elected (ii) the stockholders approved an amendment to the Boca Research, Inc., 1996 Non-Employee Director Stock Option Plan to increase the number of shares covered thereby from 200,000 shares to 500,000 shares, and (iii) the stockholders approved an amendment to the Boca Research, Inc. 1996 Non-Employee Director Stock Option Plan to increase the number of shares subject to options issued annually to each non-employee director from 10,000 shares to 12,000 shares.

With respect to the election of the Directors, the voting was as follows:

        Nominee                     For              Against           Withheld
        -------                     ---              -------           --------
Bernard A. Carballo              8,509,844                0             17,488
Blaine E. Davis                  8,509,844                0             17,488
Robert W. Ferguson               8,509,844                0             17,488
Karl Gruns                       8,509,428                0             17,904
H. Ric Luhrs                     8,509,428                0             17,904
Joseph M. O'Donnell              8,509,428                0             17,904
Michael S. Polacek               8,509,844                0             17,488
Douglas K. Raborn                8,509,428                0             17,904
Philip A. Vachon                 8,509,844                0             17,488
Rob van Oostenbrugge             8,509,844                0             17,488
Eduard Will                      8,509,844                0             17,488
Arthur R. Wyatt                  8,509,844                0             17,488

With respect to the amendment to the Company's 1996 Non-Employee Director Stock Option Plan to increase the number of shares covered thereby from 200,000 shares to 500,000 shares, the voting was as follows:

   For                Against                  Withheld                Non-Voted
   ---                -------                  --------                ---------
8,036,328             276,123                   214,881                3,074,106

With respect to the amendment to the Company's 1996 Non-Employee Director Stock Option Plan to increase the number of shares subject to options issued annually to each non-employee director from 10,000 shares to 12,000 shares the voting was as follows:

   For                Against                  Withheld                Non-Voted
   ---                -------                  --------                ---------
8,027,247             284,395                   215,690                3,074,106


Item 5. Other information

        On July 28, 2000, the Company concluded a definitive agreement with Zoom Telephonics, Inc. pursuant to which Zoom has acquired certain of the Company's assets including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. The Company will continue to support all the products it has already shipped or will be shipping and will remain responsible for warranty, returns and technical support for these products. Under the Agreement, the Company will outsource technical support to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, has the right to sell products from the Company's inventory, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payment will be received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over the following 12 months exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceeds $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceeds $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Net sales by the Company of its analog modem and other PC peripheral products for the quarter ended March 31, 2000 and June 30, 2000 were $4.3 million and $2.7 million, respectively. If Zoom manufactures the Company's products at Boundless, the Company will receive credit against the Company's minimum guarantee commitment as explained under Commitment and Contingencies.

See also "Pro Forma Financial Statements" included under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                         Exhibit 10.1. Asset Purchase Agreement, dated July 28, 2000, between Boca Research, Inc. and Boca Global, Inc., and Zoom Telephonics, Inc.
                         Exhibit 10.2. Employment Agreement, dated May 16, 2000, between Boca Research, Inc. and Richard M. Brewer
                         Exhibit 10.3. Amendment, dated May 16, 2000, to Employment Agreement, dated August 19, 1999, between Boca Research, Inc. and Robert P. Heinlein
                         Exhibit 11.1 Calculation of shares used in determining earnings per share.

        (b)     Reports on Form 8-K

                         None.

                               BOCA RESEARCH, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  August 11, 2000             /S/ Robert W. Ferguson
                                    ----------------------
                                    Robert W. Ferguson
                                    Chief Executive Officer and Chairman of the
                                    Board of Directors
                                    (Principal Executive Officer)





Dated:  August 11, 2000             /S/  R. Michael Brewer
                                    ----------------------
                                    R. Michael Brewer
                                    Vice President of Finance and
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                               BOCA RESEARCH, INC.

                                INDEX TO EXHIBITS

     No.                                       Description
------------             -------------------------------------------------------
Exhibit 10.1             Asset Purchase Agreement, dated July 28, 2000, between
                         Boca Research, Inc. and Boca Global, Inc., and Zoom
                         Telephonics, Inc.

Exhibit 10.2 Employment Agreement, dated May 16, 2000, between Boca Research, Inc. and Richard M. Brewer

Exhibit 10.3 Amendment, dated May 16, 2000, to Employment Agreement, dated August 19, 1999, between Boca Research, Inc. and Robert P. Heinlein

Exhibit 11.1 Calculation of shares used in determining earnings per share

Exhibit 10.1

                            ASSET PURCHASE AGREEMENT

     FOR CERTAIN OF THE ASSETS OF BOCA RESEARCH, INC. and BOCA GLOBAL, INC.
                            by ZOOM TELEPHONICS, INC.

                                  July 28, 2000

                                TABLE OF CONTENTS

Recitals                                                                                                   Page No.
--------                                                                                                   --------


ARTICLE I          DEFINITIONS....................................................................................2

   1.1    DEFINITIONS.............................................................................................2

ARTICLE II         PURCHASE AND SALE OF ASSETS....................................................................4

   2.1    PURCHASE OF ASSETS......................................................................................4
   2.2    RETAINED ASSETS.........................................................................................4
   2.3    ASSUMED LIABILITIES.....................................................................................4
   2.4    RETAINED LIABILITIES....................................................................................4
   2.5    MANUFACTURING THROUGH BOUNDLESS.........................................................................4
   2.6    SUBLEASE................................................................................................4
   2.7    TECH SUPPORT OBLIGATIONS................................................................................5
   2.8    PURCHASE PRICE..........................................................................................5
   2.9    [INTENTIONALLY OMITTED].................................................................................7
   2.10   TIME AND PLACE OF CLOSING...............................................................................7
   2.11   EXECUTION AND DELIVERY OF DOCUMENTS OF TITLE BY THE COMPANY; FURTHER ASSURANCES.........................7
   2.12   EXECUTION AND DELIVERY OF DOCUMENTS BY BUYER; FURTHER ASSURANCES........................................7

ARTICLE III        REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND SUBSIDIARY...................................8

   3.1    CONDITION OF ASSETS.....................................................................................8
   3.2    EMPLOYEES...............................................................................................8
   3.3    BROKERS.................................................................................................8
   3.4    COPIES OF DOCUMENTS.....................................................................................8
   3.5    ORGANIZATION AND QUALIFICATION OF COMPANY...............................................................8
   3.6    AUTHORITY AND BINDING EFFECT............................................................................8
   3.7    NO CONFLICTS............................................................................................9
   3.8    LITIGATION..............................................................................................9
   3.9    INTELLECTUAL PROPERTY RIGHTS...........................................................................10
   3.10   TITLE TO TRANSFERRED ASSETS NOT CONSTITUTING INTELLECTUAL PROPERTY.....................................10
   3.11   AVAILABLE CAPITAL......................................................................................11
   3.12   SOLE REPRESENTATIONS AND WARRANTIES....................................................................11

ARTICLE IV        REPRESENTATIONS AND WARRANTIES OF BUYER........................................................11

   4.1    BROKERS................................................................................................11
   4.2    AVAILABILITY OF CAPITAL................................................................................11
   4.3    REGULATORY APPROVALS...................................................................................11
   4.4    AUTHORITY AND BINDING EFFECT...........................................................................11
   4.5    SOLE REPRESENTATIONS AND WARRANTIES....................................................................11

ARTICLE V          COVENANTS.....................................................................................12

   5.1    COVENANTS OF THE COMPANY...............................................................................12
   5.2    COVENANTS OF THE COMPANY AND BUYER.....................................................................12
   5.3    [INTENTIONALLY OMITTED]................................................................................15
   5.4    COVENANTS OF BUYER.....................................................................................15


   5.5    COVENANTS OF BUYER AND THE COMPANY.....................................................................15

ARTICLE VI        CLOSING CONDITIONS.............................................................................17

   6.1    CONDITIONS TO OBLIGATIONS OF BUYER.....................................................................17
   6.2    CONDITIONS TO OBLIGATIONS OF THE COMPANY...............................................................18

ARTICLE VII   TERMINATION........................................................................................20

   7.1    TERMINATION OF AGREEMENT...............................................................................20

ARTICLE VIII   INDEMNIFICATION...................................................................................21

   8.1    SURVIVAL OF REPRESENTATIONS AND WARRANTIES.............................................................21
   8.2    INDEMNIFICATION BY THE COMPANY.........................................................................21
   8.3    INDEMNIFICATION BY BUYER...............................................................................22
   8.4    MINIMUM INDEMNIFICATION; MATERIALITY...................................................................22
   8.5    NOTICE AND OPPORTUNITY TO DEFEND.......................................................................23

ARTICLE IX        MISCELLANEOUS..................................................................................23

   9.1    FEES AND EXPENSES......................................................................................23
   9.2    PUBLICITY AND DISCLOSURES..............................................................................23
   9.3    NOTICES................................................................................................23
   9.4    SUCCESSORS AND ASSIGNS.................................................................................24
   9.5    DESCRIPTIVE HEADINGS...................................................................................25
   9.6    COUNTERPARTS...........................................................................................25
   9.7    SEVERABILITY...........................................................................................25
   9.8    ATTORNEYS' FEES........................................................................................25
   9.9    COURSE OF DEALING......................................................................................25
   9.10   THIRD PARTIES..........................................................................................25
   9.11   TAX MATTERS............................................................................................25
   9.12   VARIATIONS IN PRONOUNS.................................................................................26
   9.13   WAIVER OF JURY TRIAL...................................................................................26
   9.14   GOVERNING LAW..........................................................................................27
   9.15   ENTIRE AGREEMENT.......................................................................................27


TABLE OF EXHIBITS


Exhibit A                  Instrument of Assumption


TABLE OF SCHEDULES

Schedule 2.1               Transferred Assets
Schedule 2.2               Retained Assets
Schedule 2.3               Assumed Liabilities
Schedule 3.2               Employment Agreements
Schedule 3.3               Brokers

Schedule 3.9(a)...         Intellectual Property
Schedule 3.9(b)...         Liens on Intellectual Property
Schedule 3.9(c)...         Proceedings
Schedule 3.9(d)...         Notices of Infringement
Schedule 3.9(f)...         Transfers of Source Code
Schedule 4.1......         Brokers

                            ASSET PURCHASE AGREEMENT


         Asset Purchase Agreement (the "Agreement") dated as of July 28, 2000, by and among ZOOM TELEPHONICS, INC., a Delaware corporation (together with its successors and assigns, "ZOOM" or "Buyer"), BOCA RESEARCH, INC. (together with its successors and assigns, "BRI") and BOCA GLOBAL, INC. (together with its successors and assigns, "BGI or "Subsidiary"), both Florida corporations (collectively referred to as the "Company").

         This Agreement sets forth the terms and conditions upon which the Buyer will purchase from the Company, and the Company will sell to the Buyer, certain Transferred Assets of the Company (as hereinafter defined) for the consideration provided herein. This Agreement also provides for the assumption and performance by the Buyer of certain Assumed Liabilities (as hereinafter defined).

         In consideration of the foregoing, the mutual representations, warranties and covenants set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties to this Agreement hereby agree as follows:


                                    ARTICLE I
                                   DEFINITIONS


         1.1 Definitions. For the purposes of this Agreement, all capitalized words or expressions used in this Agreement (including the Schedules and Exhibits annexed hereto) shall have the meanings specified in this Article (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

         "Agreement" means this Asset Purchase Agreement (together with all Exhibits and Schedules hereto) as from time to time assigned, supplemented, modified, amended, or restated or as the terms hereof may be waived.

         "Boca Products" means those products listed as Boca Products in
Schedule 2.1.

         "Business Day" means any day, excluding Saturday, Sunday and any other day on which commercial banks in New York, New York are authorized or required by law to close.

         "Buyer" shall have the meaning ascribed to such term in the first paragraph of this Agreement.

         "Charter" means the Certificate of Incorporation, Articles of Incorporation or Organization or other organizational document of a corporation, as amended and restated through the date hereof.

         "Claim" means an action, suit, proceeding, hearing, investigation, litigation, charge, complaint, claim or demand.

         "Code" means the Internal Revenue Code of 1986, and the regulations thereunder, published Internal Revenue Service rulings, and court decisions in respect thereof, all as the same shall be in effect at the time.

         "Commission" means the Securities and Exchange Commission and any other similar or successor agency of the federal government administering the Securities Act or the Exchange Act.

         "Company" shall have the meaning ascribed to such term in the first paragraph of this Agreement.

         "Exchange Act" means the Securities Exchange Act of 1934, and any similar or successor federal statute, and the rules and regulations and interpretations of the Commission thereunder, all as the same shall be in effect at the time.

         "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession, which are applicable to the circumstances as of the date of determination.

         "Incident" means the report of a specific problem with a specific product by a specific customer. An incident may involve one or more calls or other communications between the customer and the Company.

         "Indebtedness" means all obligations, contingent or otherwise, whether current or long term, which in accordance with GAAP would be classified upon the obligor's balance sheet as liabilities (other than deferred taxes) and shall also include capitalized leases, guaranties, endorsements (other than for collection in the ordinary course of business) or other arrangements whereby responsibility is assumed for the obligations of others, including any agreement to purchase or otherwise acquire the obligations of others or any agreement, contingent or otherwise, to furnish funds for the purchase of goods, supplies or services for the purpose of payment of the obligations of others.

         "IRS" means the Internal Revenue Service and any similar or successor agency of the federal government administering the Code.

         "Lien" means, with respect to any asset, any mortgage, deed of trust, pledge, hypothecation, assignment, security interest, lien, charge, restriction, adverse claim by a third party, title defect or encumbrance of any kind (including any conditional sale or other title retention agreement, any lease in the nature thereof, any assignment or other conveyance of any right to receive income and any assignment of receivables with recourse against assignor), any filing of any financing statement as debtor under the Uniform Commercial Code or comparable law of any jurisdiction and any agreement to give or make any of the foregoing.

         "Officer's Certificate" means a certificate signed in the name of a corporation by its President, Chief Executive Officer, Treasurer, Chief Financial Officer, or, if so specified, the Clerk or Secretary, acting in his or her official capacity.

         "Person" means any individual, firm, partnership, association, trust, corporation, limited liability company, governmental body or other entity.

         "Purchase Documents" means this Agreement and any other certificate, document, instrument, stock power, or agreement executed in connection therewith.

         "Securities Act" means the Securities Act of 1933, and any similar or successor federal statute, and the rules, regulations and interpretations of the Commission thereunder, all as the same shall be in effect at the time.

         "Subsidiary" shall have the meaning ascribed to such term in the first paragraph of this Agreement.

         "Tax" means any federal, state, local or foreign income, gross receipts, license, payroll, employment, excise, severance, stamp, occupation, premium, windfall profits, environmental, customs duties, capital stock, franchise, profits, withholding, social security, unemployment, disability, real property, personal property, sales, use, transfer, registration, value added, alternative or addon minimum, estimated, or other tax of any kind whatsoever, including any interest, penalty, or addition thereto, whether disputed or not.

         The following terms are defined in the following Sections of this
Agreement:

         Term                                        Section
         ----                                        -------

         Assumed Liabilities                         2.3
         Closing                                     2.10
         Closing Date                                2.10
         Government Authority                        3.7
         Indemnifying Party                          8.5
         Losses                                      8.2
         Purchase Price                              2.8
         Retained Assets                             2.2
         Retained Liabilities                        2.4
         Transferred Assets                          2.1

                                   ARTICLE II
                           PURCHASE AND SALE OF ASSETS

         2.1 Purchase of Assets. Upon the terms and subject to the conditions contained in this Agreement, at the Closing (as defined in Section
2.10 below), (and in the case of the "Boca Research" name and the intellectual property and associated html code that is transferable by the Company relative to the website "www.bocaresearch.com", promptly following the name change contemplated by Section 5.1(a)), the Company shall sell, assign, transfer and convey to Buyer, and Buyer shall purchase, acquire and accept from the Company, in their "as is" condition, without warranty of any kind other than as specifically set forth in Article III, those certain assets set forth in
Schedule 2.1 (the "Transferred Assets").

         2.2 Retained Assets. The Company will retain ownership of all assets of the Company not listed on Schedule 2.1 attached hereto (collectively, the "Retained Assets").

         2.3 Assumed Liabilities. The Buyer shall assume and agree to pay, perform and discharge only the Assumed Liabilities, and will pay, perform and discharge the Assumed Liabilities as they become due. The Assumed Liabilities shall consist of only those liabilities of the Company listed on Schedule 2.3 attached hereto or otherwise specifically provided for in this Agreement.

         2.4 Retained Liabilities. The liabilities and obligations which shall be retained by the Company (the "Retained Liabilities") shall consist of all liabilities of the Company other than Assumed Liabilities, and the Company agrees to pay and perform and discharge the Retained Liabilities as they become due.

         2.5 Manufacturing Through Boundless. The Buyer hereby agrees that until March 3, 2001, Buyer shall utilize Boundless Manufacturing as its exclusive manufacturer for the Boca Products.

         2.6 Sublease. Subject to the landlord's approval, Buyer agrees to sublease from the Company the technical support space of approximately 4,500 square feet for $2,343.75 base rent per month on a triple net lease basis, together with a pro-rata share of all additional, non-rent charges required to be paid by the Company to the landlord under the Company's lease with the landlord (the "Master Lease") for a period ending on January 31, 2001 all under the same terms and conditions as the Master Lease. Before January 31, 2001, Buyer may elect to continue to sublease such space at a base rent equal to the rent payable by the Company to the landlord under the Master Lease until the Master Lease expires on July 12, 2002. In the event the monthly rent under the Master Lease increases, the Buyer's rent under the sublease shall increase proportionately. Additionally, Buyer may, prior to Closing, elect to sublease an additional approximately 1,800 square feet from the Company at a 50% discount on the base rent paid by the Company to the landlord for such space, for the first six months such 1,800 square feet are subleased. Before this 6-month period expires, Buyer may elect to continue to sublease such space at no discount from the Company's rent under the Master Lease until the Master Lease expires on July 12, 2002.

         2.7 Tech Support Obligations. Buyer shall assume all obligations for and provide full technical support for the Boca Products, provided that such technical support provided by the Buyer shall, with respect to Boca Products sold in the past, present or future by the Company or by the Buyer from the Company's existing inventory, be provided on a contractor basis. All other technical support obligations for Boca Products are assumed by the Buyer outright. Buyer will be paid by the Company for technical support of the current Boca Products. Buyer will be paid $6.00 for each Incident personally handled by Buyer's employed technical support representative. Company agrees that the minimum payments for providing technical support will be at least $45,000 in August 2000, $40,000 in September, $35,000 in October, $30,000 in November, and $25,000 in December, and zero thereafter. If Buyer covers technical support during a portion of July, the minimum for July will be $45,000 pro rated by the percentage of July that Buyer covers. Buyer will invoice the company at the end of each of each month following the Closing and the Company shall pay to the Buyer such invoiced amounts within thirty (30) days of the invoice date. The Company's "900" telephone number will remain an expense of the Company and all revenues originating from such telephone number will be paid to the Company.

         2.8 Purchase Price. Upon the terms and subject to the conditions contained in this Agreement and in consideration of the sale, assignment, transfer and delivery of the Transferred Assets, Buyer will assume the Assumed Liabilities and will pay an earn-out purchase price (the "Purchase Price") in the following manner:

                  (a) Sale of Boca Products: Buyer may sell Boca Products out of the Company's existing inventory as a master distributor. The Company shall charge the Buyer its most favorable price for such products. Company will remain responsible for, and shall pay, perform and discharge, all warranty obligations for any products shipped prior to Closing and for all products sold after Closing from the Company's existing inventory. Buyer may manufacture and sell Boca hardware products provided that Buyer marks such products with unique identification to distinguish them from prior inventory manufactured by or on behalf of the Company. Buyer will be responsible for technical support and warranty for those products. For the sale of all Boca Products (either by Buyer manufacture or out of Company's existing inventory) Buyer will pay Company a royalty based on sales by Buyer during the twelve (12) months following the start of this agreement as follows:

                           $0 if sales are under $12 million,
                           $500,000 if sales are $12 million to $19 million, $1 million if sales are $19 million to $24 million, $2 million if sales are over $24 million.

It is understood that Buyer will not pay a royalty for any shipments after the twelve (12) month anniversary of Closing, and will not pay for hardware product types that are not already shipping. For purposes of determining royalties under this Section 2.8, sales amounts will not include taxes, shipping, returns, etc.

                  (b) Global Fax Software: As part and by operation of this Agreement, effective as of the Closing, Buyer shall have acquired all ownership rights the Company possesses of the product rights and source code for Global Fax software, subject to the rights of Thought Communications, Inc. Such acquisition shall be at no cost to the Buyer other than payment of royalties provided for below. Company will use its commercially reasonable efforts to assist Buyer in obtaining license rights to the products and software owned by Thought Communications, Inc. Buyer agrees to pay $7.50 per standalone unit, less amounts due to Thought under the license, and $1.00 per unit bundled with Buyer's modem (but not with Company's modem), less amounts due to Thought under the license, through December 31, 2000, with at least $4,500.00, less amounts due to Thought under license, per month in royalties from the start of the Agreement through December 31, 2000. No royalties will be payable to the Company following December 31, 2000. Buyer agrees to pay $27,000.00, at Closing, as a prepaid royalty that can be applied to any royalty-related expenses including the per-unit charges and the monthly minimums.

                  Prior to Closing, the Company will use its commercially reasonable efforts to assist Buyer in obtaining license rights for the Global Fax products and software for the period commencing January 1, 2001 through the term of the Agreement, such that the Buyer shall continue to have ownership rights of the products and software for the Global Fax software that are at least equivalent to those the Company currently possesses. Buyer shall pay royalties with respect to the Global Fax software to Thought Communications, Inc. in an amount equal to or less than currently paid by the Company.

                  Commencing on the Closing Date through December 31, 2000, the Buyer will make direct payments to Thought Communications, Inc. on account of royalties due to Thought Communications, Inc and any remaining amounts owed to the Company in accordance with the first paragraph of this Section 2.8(b) shall be paid directly to the Company by the Buyer. Commencing January 1, 2001, all royalty payments shall be made by Buyer to Thought Communications, Inc. in accordance with the terms of the Thought Communications License Agreement.

                  Buyer is responsible for supporting its Global Fax software customers. It is understood that no more than 500 copies of Global Fax software will be in the distributor channels as of the date of this Agreement. If the Company has finished goods stock on the date of this agreement, Buyer will pay the cost of goods for like-new stock on an as-needed basis, and the Company will only supply Buyer.

                  (c) The Buyer will provide monthly sales reports of Boca Products and distribution of Global Fax software to the Company and the Company shall have the reasonable right to inspect and audit the records of the Buyer to confirm such sales upon twenty (20) days' prior written notice. Sales and Use Records shall be kept at Buyer's principal place of business or the principal place of business of the appropriate division of Buyer to which this Agreement relates. Any adjustments due to overpayment or underpayment of the portion of the purchase price due shall be made at the next date when payments to the Company are due. If the undisputed upward adjustment of the payment due to the Company is greater than ten percent (10%), the Buyer agrees to reimburse the Company for its reasonable review and audit expenses. Payment of royalties pursuant to section 2.8(a) shall be made within thirty (30) days of the end of the twelve (12) month period referenced therein. Payment of royalties pursuant to Section 2.8(b) shall be made quarterly no later than the date on which payments to Thought Communications Inc. are due under the Thought Communications License Agreement.

         2.9      [Intentionally Omitted]

         2.10 Time and Place of Closing. The closing of the transactions described in Sections 2.1 through 2.6 above (the "Closing") shall take place at the offices of Spinner, Dittman, Federspiel & Dowling, 151 N.W. 1st Avenue, Delray Beach, Florida, at 9:00 a.m. (local time) on the third business day following the satisfaction of the conditions to closing as provided in this Agreement or at such other time and place as the parties may mutually agree. The date and time at which the Closing actually occurs is hereinafter referred to as the "Closing Date." The parties hereby agree that the Closing may occur through an exchange by the parties of signatures by mail, overnight courier service or facsimile transmission.

         2.11 Execution and Delivery of Documents of Title by the Company; Further Assurances. At the Closing, the Company shall execute and deliver to Buyer, without warranties, except as otherwise described in Article III, such deeds, conveyances, bills of sale, certificates of title, assignments, assurances and other instruments and documents as Buyer may reasonably request in order to effect the sale, conveyance, and transfer of the Transferred Assets from the Company to the Buyer. Company will, from time to time after the Closing Date, take such additional action and deliver such further documents as the Buyer may reasonably request in order to effect the sale and conveyance of the Transferred Assets from the Company to the Buyer.

         2.12 Execution and Delivery of Documents by Buyer; Further Assurances. At the Closing, Buyer shall execute and deliver to the Company an Instrument of Assumption in the form attached hereto as Exhibit A and such other documents as the Company may reasonably request in order to evidence Buyer's assumption of the Assumed Liabilities. Buyer will, from time to time after the Closing Date, take such additional action and deliver such further documents as the Company may reasonably request in order to effectively assume the Assumed Liabilities.

                                   ARTICLE III
                         REPRESENTATIONS AND WARRANTIES
                          OF THE COMPANY AND SUBSIDIARY


         3.1 Condition of Assets. All of the Transferred Assets are conveyed without warranty as to merchantability of fitness for a particular purpose or, except as otherwise set forth in this Article III, title and are in their "as is" condition and are conveyed without warranty of any kind except as set forth in this Article III.

         3.2 Employees. Prior to the date hereof, the Company has set forth a true and complete list of all employees of the Company with respect to the Business who are contemplated to be hired, by the Buyer on an at-will basis including each such employee's job title, remuneration and duration of employment with the Company. Except as disclosed in Schedule 3.2, the Company is not a party to any written or oral employment, consulting, service, severance or pension agreement to which the Buyer will become subject. The Company is not a party to, and none of its employees are subject to, any collective bargaining agreement or other union contract.

         3.3 Brokers. Except as disclosed in Schedule 3.3 attached hereto, none of the Company, its Subsidiaries, or anyone acting on their behalf, has engaged, retained, or incurred any liability to any broker, investment banker, finder or agent or has agreed to pay any brokerage fees, commissions, finder's fees or other fees with respect to the sale of the Business or the transactions contemplated by this Agreement.

         3.4 Copies of Documents. The Company has made available for inspection and copying by Buyer and its counsel true and correct copies of all documents referred to in this Article III or in the Schedules delivered to Buyer pursuant to this Agreement.

         3.5 Organization and Qualification of Company. Each Company is duly organized and validly subsisting as a corporation under the laws of the State of Florida with full power and authority to own, operate or lease its properties and to conduct its business.

         3.6 Authority and Binding Effect. Each Company has full power and authority to enter into this Agreement and to carry out the transactions contemplated hereby, and this Agreement has been duly authorized, executed and delivered by each Company and constitutes the legal, valid and binding obligation of each Company, enforceable against each Company in accordance with its terms.

         3.7      No Conflicts.

                  (a) Except as set forth on Schedule 3.7, neither the execution, delivery and performance of this Agreement nor the performance of the transactions contemplated hereby in accordance with the terms hereof (i) contravene, conflict with or constitute a breach or violation of any provision of the Charter or Bylaws of either Company or any resolutions of either Company's Board of Directors; (ii) require consent, approval or authorization of or declaration, filing or registration with any person other than a governmental agency as described in paragraph (b) below including consents of parties to loans, contracts, leases, licenses and other agreements; (iii) conflict with or constitute a material breach of, or default (with or without the passage of time of giving the notice) under, any debt instrument to which either Company is a party, or give any person the right to accelerate any indebtedness or terminate, modify or cancel any right; (iv) constitute (with or without the passage of time or giving of notice) a default under or material breach of any other agreement, instrument or obligation to which either Company is a party or by which it or its assets are bound; or (v) contravene, conflict with or result in a material violation of court order or law, or give any governmental authority, whether foreign federal, state, local or other political subdivision or agency of any of the foregoing (each a "Government Authority"), or any other person, the right to exercise any remedy or obtain any relief under any court order or law, to which either Company is subject.

                  (b) The execution, delivery and performance of this Agreement and the transactions contemplated hereby by either Company do not require the consent, waiver, approval, authorization, exemption of or giving notice to any Governmental Authority other than certificates of occupancy required to be obtained by the Buyer from the city or county relating to the subleased space.

         3.8 Litigation. Except as disclosed in the Company's most recent annual report on Form 10-K (and more recent quarterly reports on Form 10-Q) filed with The Securities and Exchange Commission and except as otherwise disclosed in this Agreement or the Schedules attached hereto, there is no action, suit, claim, proceeding, investigation or arbitration proceeding, pending or to the knowledge of either Company currently threatened (a "Proceeding") against or otherwise involving either Company or any of the Transferred Assets, which would have a material adverse effect on the Transferred Assets or the ability of the Company to perform its obligations under this Agreement. To the best of the Company's knowledge, there are no outstanding Court Orders to which either Company or by which the Transferred Assets are bound, any of which questions the validity of this Agreement or the right of the Company to enter into this Agreement, or to consummate the transactions contemplated hereby, or that might result, either individually or in the aggregate, in any material adverse changes in the Transferred Assets or in the Business, nor is the Company aware of any basis for the foregoing. Neither Company is a party or subject to the provisions of any Court Order or the order of any Governmental Authority that would prevent such Company from complying with the obligations under this Agreement.

         3.9      Intellectual Property Rights.

                  (a) For purposes of this Section 3.9, "Intellectual Property" means all patents, patent applications, trade marks (whether registered or unregistered) or service marks, trade mark or service mark applications, trade names, copyrights, licenses and computer software, owned and listed on Schedule 3.9(a).

                  (b) To the best of the Company's knowledge, all Intellectual Property is owned exclusively by the Company, and, except as set forth on
Schedule 3.9(b), is free and clear of any attachments, licenses, sub-licenses or Liens or encumbrances, such that no other person has any right or interest in or license to use or right to license others to use any of the Intellectual Property and is freely transferable (except as otherwise required by law); and

                  (c) Except as disclosed on Schedule 3.9(c), to the best of the Company's knowledge, no proceedings to which the Company is a party have been commenced which (i) challenge the rights of the Company in respect of the Intellectual Property or (ii) charge the Company with infringement of any other person's rights in the Intellectual Property and, to the knowledge of the Company, no such proceeding has been instituted nor are any such proceedings threatened to be filed which challenge the Company's rights to the Intellectual Property or charge the Company with infringing on another person's rights in the Intellectual Property.

                  (d) Except as disclosed on Schedule 3.9(d), the Company has not received notice that it is infringing upon any the rights of any other person in or to the Intellectual Property and, to the best knowledge of the Company, none of the rights in Intellectual Property is being infringed by any other person.

                  (e) To the best of the Company's knowledge, no director, officer or employee of the Company owns, directly or indirectly, in whole or in part, any rights in any of the Intellectual Property which the Company has used, is presently using, or the use of which is reasonably necessary to its business as now conducted or presently contemplated to be conducted.

                  (f) Except as set forth in Schedule 3.9(f), the Company has not licensed or transferred source code to any of its Intellectual Property.

         3.10 Title to Transferred Assets Not Constituting Intellectual Property. The Company has good, valid and marketable title to the Transferred Assets not constituting Intellectual Property and none of such Transferred Assets is subject to any Lien.

         3.11 Available Capital. The Company has adequate means to perform their respective obligations under this Agreement.

         3.12 Sole Representations and Warranties. The representations and warranties contained in this Article are the only representations and warranties made by the Company in connection with the transactions contemplated by this Agreement and supersede any and all previous written or oral statements made by the Company to the Buyer.


                                   ARTICLE IV
                     REPRESENTATIONS AND WARRANTIES OF BUYER

         Buyer hereby represents and warrants to the Company as follows:

         4.1 Brokers. Except as disclosed in Schedule 4.1 attached hereto, the Buyer, or anyone acting on their behalf, has neither engaged, retained, or incurred any liability to any broker, investment banker, finder or agent nor has agreed to pay any brokerage fees, commissions, finder's fees or other fees with respect to the transactions contemplated by this Agreement.

         4.2 Availability of Capital. Buyer has adequate means to perform its obligations under this Agreement.

         4.3 Regulatory Approvals. All regulatory approvals necessary to complete this transaction have been obtained or will be obtained as of the Closing Date.

         4.4 Authority and Binding Effect. The Buyer has full power and authority to enter into this Agreement and to carry out the transactions contemplated hereby, and this Agreement has been duly authorized, executed and delivered by the Buyer and constitutes the legal, valid and binding obligation of the Buyer, enforceable against the Buyer in accordance with its terms.

         4.5 Sole Representations and Warranties. The representations and warranties contained in this Article IV are the only representations and warranties made by Buyer in connection with the transactions contemplated by this Agreement and supersede any and all previous written or oral statements made by Buyer to the Company.


                                    ARTICLE V
                                    COVENANTS

         5.1 Covenants of the Company. The Company shall keep, perform and fully discharge the following covenants and agreements:

                  (a) Change of Name; Use of Name. Following the Closing, the Company will take all action necessary or appropriate to change the corporate name of Boca Global, Inc., effective upon the Closing, to a name that does not include the word "Global." The name "Boca Research" will only be transferred if and when its shareholders shall have approved a change of name for the Company to a name other than "Boca Research." The Board of Directors of the Company shall recommend the approval of the name change to its shareholders and shall notice a meeting of the shareholders to vote on the name change to the extent required by law, such meeting to be noticed as soon as practicable following the Closing but in no event later than 90 days following Closing. Following such shareholder approval, the Company shall take such steps as are reasonably required to effectuate such name change and transfer, including the execution of a Trademark Assignment, website/domain name transfer documents and such other documents as are reasonably requested by Buyer in connection therewith.

                  (b) Satisfaction of Conditions. The Company shall use its reasonable best efforts to accomplish the satisfaction of the conditions precedent to Closing contained in Section 6.1 herein on or prior to the Closing Date.

                  (c) Existing Inventories Notwithstanding any provision of this Agreement to the contrary, the Company shall be entitled to use the Global Village and Boca Research trademarks for the sole purpose of selling off its existing inventory for a period of six (6) months from Closing. The Company shall remain responsible for and shall pay, perform and discharge all warranty obligations for any products shipped by it prior to the Closing and for any products sold by it from existing inventory after Closing and Buyer does not assume any responsibility therefor. In discharging such warranty obligations, the Company shall continue to accept returns of products claimed to be defective consistent with its past practices, whether or not such products are actually defective.

                  (d) Conduct of Business. Between the date of this Agreement and the Closing, the Company shall conduct its business in the ordinary course and shall refrain from changing or introducing any method of management or operations with regard to the Transferred Assets except in the ordinary course of business and consistent with prior practices.

         5.2 Covenants of the Company and Buyer. The Company shall keep, perform and fully discharge the following covenants and agreements:

                  (a) Confidentiality. The Buyer and the Company (individually, a "Party", and collectively, the "Parties") have and will request certain written and verbal information that is material and confidential in nature (the "Information") relating to a possible purchase of the Business (such purchase to be referred to herein as the "Transaction"). For purposes of this Asset Purchase Agreement, the term Information shall include all information relating to the Transaction that has been received as of the date of this Asset Purchase Agreement and any additional information that may be received in the future from or between the Parties in conjunction with their evaluation of the Transaction. In consideration of the Parties being furnished with the Information:

                           (i) The Parties agree that the Information will be
                  kept confidential and will not, without the other's prior written consent, be disclosed by the Parties or the Parties' representatives (which term shall mean, for all purposes herein, Parties' directors, officers, employees, agents or representatives, including, without limita-tion, attorneys, accountants, consultants, lenders and financial advisors), in any manner whatsoever, in whole or in part, and will not be used by the Parties or the Parties' representatives directly or indirectly for any purpose other than for the sole purpose of evaluating the Transaction. The Parties agree to transmit the Information only to those representatives who need to know the Information for the purpose of evaluating the Transaction, who are informed by the Parties of the confidential nature of the Information and who agree to be bound by the terms of this Agreement. The Parties will be responsible for any breach of this Agreement by the Parties representatives.

                           (ii) Without the other Party's prior written consent,
                  the Parties and its representatives will not disclose to any other person the fact that the Information has been made available, or any of the terms, conditions or other facts with respect to the Transaction, including the status thereof, except as permitted by subparagraphs 5.2(a)(iv), (v) and (x) hereof.

                           (iii) The Information and all copies thereof will be
                  returned promptly to the other Party's attention in the event that the such other Party makes such a request or if the contemplated Transaction shall not be consummated, and neither Party nor any representative will make or retain any copies, extracts or other reproductions, in whole or in part, of the Information.

                           (iv) This Section shall be inoperative as to such
                  portions of the Information which (i) are or become generally available to the public other than as a result of a disclosure by a Party or its representatives; (ii) become available to a Party on a non-confidential basis from a source other than the other Party; or (iii) was known to a Party on a non-confidential basis prior to its disclosure to such Party by the other Party.

                           (v) In the event that a Party or anyone to whom a
                  Party transmits the Information pursuant to this Agreement is requested or becomes legally compelled (by oral questions, interrogatories, request for information or documents, subpoena, civil investigative demand or similar process, including regulatory inquiries) to disclose any of the Information, such Party will provide the other Party with prompt prior written notice so that such other Party may seek a protective order or other appropriate remedy and/or waive compliance with the provisions of this Agreement. In the event that such protective order or other remedy is not obtained, or such other Party waives compliance with Paragraph 5.2(e)(ii) of this Agreement, the Party will furnish only that portion of the Information that is legally required (which determination may be based upon advice of outside legal counsel) and will exercise all reasonable means to obtain reliable assurance that confidential treatment will be accorded the Information.

                           (vi) It is agreed and understood that in the event of
                  any breach or threatened breach thereof by a Party, such other Party shall, in addition to any other remedies which may be available, be entitled to injunctive and other equitable relief in any court of competent jurisdiction.

                           (vii) It is understood and agreed that no failure or
                  delay by the a Party in exercising any right, power or privilege under this Agreement shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other further exercise of any right, power or privilege hereunder.

                           (viii) If any provision of this Section shall be
                  determined to be void or unenforceable, the remaining provisions of this Section shall nonetheless constitute valid and enforceable obligations of the parties hereto.

                           (ix) Any consent or waiver of compliance with any
                  provision hereof shall be effective only if in writing, and no such consent or waiver shall be deemed to extend beyond the particular subject thereof.

                           (x) Insofar as the Buyer is acquiring Information as
                  a part of the Transferred Assets, the Company hereby, contemporaneously with Closing, releases such Information from the restrictions of this Section 5.2(a).

                  (b) Disclosure Supplements. From time to time prior to the Closing, the Company will supplement or amend the Schedule(s) hereto with respect to any matter hereafter arising which, if existing or occurring at or prior to the date of this Agreement, would have been required to be set forth or described in any such Schedule or which is necessary to complete or correct any information in any such Schedule or in any representation or warranty of the Company which has been rendered inaccurate thereby. Buyer shall be entitled to terminate this Agreement in the event that any such supplemental disclosure discloses a change to any of the representations and warranties made by the Company as of the date of this Agreement which changes have a material adverse effect on the value of the Transferred Assets.

         5.3      [Intentionally Omitted]

         5.4 Covenants of Buyer. Buyer shall use its reasonable best efforts to accomplish the satisfaction of the conditions precedent to Closing contained in Section 6.2 herein on or prior to the Closing Date.

         5.5 Covenants of Buyer and the Company. The parties hereto hereby agree to keep, perform and fully discharge the following covenants and agreements:

                  (a) Waiver of Compliance with the Bulk Sales Act. In connection with the transactions contemplated hereby and to the extent the same is applicable, the parties shall waive compliance with the provisions of Article 6 of the Uniform Commercial Code Bulk Transfers and the Bulk Sales Act and any other applicable United States, state or provincial bulk sales act or statute ("Bulk Sales Acts").

                  (b) Employees.

                           (i)      Buyer  will, prior to Closing, offer to
hire, on the Closing Date, the Company's technical support personnel and webmaster set forth on Schedule 5.5(b). The costs of hiring and retaining such employees shall be borne by the Buyer and Buyer shall pay all salaries and benefits accruing after the Closing to such employees who agree to become employees of Buyer (in accordance with Buyer's standard payroll and benefits practices). It is understood that the Company will have discontinued 800 service for all products prior to the date of this Agreement, but that the Company will provide a recording that provides customers with a forwarding phone number. The Company will provide its customers with not less than three months free technical support after the date a Boca Product is delivered from Company's existing Inventory.

                           (ii)     The Company agrees that, following the
execution of this Agreement and prior to the Closing Date, Buyer shall be allowed to discuss with the Company's employees listed by the Company the possibility of employment with Buyer and shall be allowed to employ such persons effective as of the Closing Date on such terms and conditions as may be negotiated between Buyer and such persons. Buyer shall identify ten (10) days prior to the Closing Date those Business Employees that it intends to hire. The Company covenants not to interfere with any such efforts by Buyer and to use all reasonable efforts to assist Buyer in employing such individuals effective as of the Closing Date.

                           (iii)    As to any such Business Employee who is
employed by Buyer pursuant to this Section 5.5(b), the Company agrees to cause the release of such employee from any contractual provision with the Company, or any affiliate of the Company which would impair the utility of such employee's services to Buyer, or that would impose upon such employee any monetary or other obligation to the Company that otherwise would be occasioned by the termination of such employee's employment or any agreement of noncompetition or confidentiality. Notwithstanding the foregoing, nothing contained herein shall prevent the Company from seeking redress from such employees for violations of such employees' duties as an employee of the Company.

                  (c) WARN Act. The Company shall be responsible for any notice required under or liability associated with the Worker Adjustment and Retraining Notification Act (29 U.S.C.

ss.ss.2101-2109) and any applicable State or local plant closing, mass layoff, relocation, or severance laws (hereinafter collectively referred to as "WARN") associated with the Business Employees which takes place or arises on or before the Closing Date, and Buyer shall be responsible for any such notice or liability associated with the persons hired by Buyer on or after the Closing Date ("Buyer's Employees") which takes place or arises after the Closing Date.

                  (d) COBRA. The Company shall be responsible for any group health plan continuation or conversion coverage required under section 4980B of the Code, Part 6 of Title I or ERISA, or applicable State or local laws ("Required COBRA Coverage") with respect to the Business Employees due to a qualifying event occurring on or before the Closing Date. The Buyer shall be responsible for any Required COBRA Coverage with respect to Buyer's Employees due to a qualifying event occurring after the Closing Date.

                  (e) Distributions from Plans. Except where prohibited by applicable law (including but not limited to section 401(k)(2)(B)(i) of the Code), the Company shall distribute to the Business Employees their accrued benefits under the Plans (subject, however, to any vesting schedule not otherwise accelerated by applicable law or any term of the Plan), including but not limited to accrued vacation and bonus pay. Such distributions shall be made in the manner and at the time as prescribed by the terms of the Plan and applicable law.

                  (f) Buyer's Employee Plans. Effective as of the Closing Date, Buyer shall make available for the benefit of Buyer's Employees such employee benefit plans as Buyer currently generally makes available to its existing employees.


                                   ARTICLE VI
                               CLOSING CONDITIONS

         6.1 Conditions to Obligations of Buyer. The obligations of Buyer to consummate this Agreement and the transactions contemplated hereby are subject to the fulfillment, prior to or at the Closing, of the following conditions precedent:

                  (a) Representations, Warranties and Covenants. Each of the representations and warranties of the Company contained in this Agreement shall be true and correct in all material respects at the Closing Date. The Company shall have performed, on or before the Closing Date, all of its respective obligations under this Agreement and the other Purchase Documents which by the terms thereof are to be performed on or before the Closing Date; and the Company shall have delivered to Buyer an Officer's Certificate dated the Closing Date of the Company to such effect.

                  (b) Purchase Permitted by Applicable Laws; Legal Investment. Buyer's purchase of and payment for the Transferred Assets (a) shall not be prohibited by any applicable law or governmental order, rule, ruling, regulation, release or interpretation, including the Hart-Scott-

Rodino Act of 1976, as amended (the "HSR Act") (b) shall not constitute a fraudulent or voidable conveyance under any applicable law and (c) shall be permitted by all applicable laws, statutes, ordinances, regulations and rules of the jurisdictions to which Buyer is subject.

                  (c) Proceedings Satisfactory. All proceedings taken in connection with the purchase and sale of the Transferred Assets, the transactions contemplated by Section 6.1(o) hereof, all of the other Purchase Documents and all documents and papers relating thereto, shall be in form and substance reasonably satisfactory to Buyer. Buyer and its counsel shall have received copies of such documents and papers as Buyer or its counsel may reasonably request in connection therewith, all in form and substance reasonably satisfactory to Buyer. Buyer acknowledges that it has completed its due diligence with respect to all items. Any Purchase Document, any Schedule or Exhibit to this Agreement and any other document, agreement or certificate contemplated by this Agreement, not approved by Buyer in writing as to form and substance on the date this Agreement is executed, shall be reasonably satisfactory in form and substance to Buyer.

                  (d) Consents; Permits. The Company shall have received (and there shall be in full force and effect) all material consents, approvals, licenses, permits, orders and other authorizations of, and shall have made (and there shall be in full force and effect) all such filings, registrations, qualifications and declarations, including without limitation, the consent required by Thought Communications, Inc., the landlord's consent to the Sublease referred to in Section 2.6, and other consents referred to in this Agreement, and any filings required under the HSR Act, with any Person pursuant to any applicable law, statute, ordinance regulation or rule or pursuant to any agreement, order or decree to which the Company is a party or to which it is subject, in connection with the transactions contemplated by this Agreement and the sale of the Transferred Assets.

                  (e) Corporate Documents. The Company shall have delivered to Buyer an Officer's Certificate of the Secretary of the Company certifying (A) the incumbency and genuineness of signatures of all officers of the Company executing this Agreement, any document delivered by the Company at the Closing and any other document, instrument or agreement executed in connection herewith,
(B) the truth and correctness of resolutions of the Company authorizing the entry by the Company into this Agreement and the transactions contemplated hereby;

                  (f) Transfer of Transferred Assets. All of the Transferred Assets shall have been effectively sold, transferred, conveyed and assigned to Buyer and all of the deeds, conveyances, bills of sale, certificates of title, assignments, assurances and other instruments and documents referenced in
Section 2.12 shall have been executed, delivered and, if appropriate, filed or recorded.

         6.2 Conditions to Obligations of the Company. The obligations of the Company to consummate this Agreement and the transactions contemplated hereby are subject to the fulfillment, prior to or at the Closing, of the following conditions precedent:

                  (a) Representations and Warranties. Each of the representations and warranties of Buyer in this Agreement shall remain true and correct in all material respects at the Closing Date, and Buyer shall, on or before the Closing Date, have performed all of its obligations under this Agreement and the Other Purchase Documents which by the terms thereof are to be performed by it on or before the Closing Date; and Buyer shall have delivered an Officer's Certificate to the Company dated the Closing Date to such effect.

                  (b) Letter of the Financial Advisor. The Company shall have received a letter from Robinson Humphrey to the effect that the transactions contemplated by this Agreement are in the best interests of the Company.

                  (c) No Pending Action. No legislation, order, rule, ruling or regulation shall have been proposed, enacted or made by or on behalf of any governmental body, department or agency, and no legislation shall have been introduced in either House of Congress or in the legislature of any state, and no investigation by any governmental authority shall have been commenced or threatened, and no action, suit, investigation or proceeding shall have been commenced before, and no decision shall have been rendered by, any court or other governmental authority or arbitrator, which, in any such case, was not known by the Company on the date hereof or which could adversely affect, restrain, prevent or rescind the transactions contemplated by this Agreement (including, without limitation, the purchase and sale of the Transferred Assets).

                  (d) Corporate Documents. Buyer shall have delivered respectively to the Company:

                           (i)      an Officer's  Certificate of the Secretary
of such party certifying (A) the incumbency and genuineness of signatures of all officers of Buyer executing this Agreement, any document delivered by Buyer at the Closing and any other document, instrument or agreement executed in connection herewith, and (B) the truth, correctness and completeness of the ByLaws of Buyer;

                           (ii)     the Charter of Buyer certified as of a
recent date by the Secretary of State of the State of Delaware; and

                           (iii)    certificates of corporate good standing and
legal existence of Buyer as of a recent date from the Secretary of State of Delaware and Commonwealth of Massachusetts.

                  (e) Purchase Permitted by Applicable Laws; Legal Investment. The Buyer's purchase of and payment for the Transferred Assets (a) shall not be prohibited by any applicable law or governmental order, rule, ruling, regulation, release or interpretation, (b) shall not constitute a fraudulent or voidable conveyance under any applicable law and (c) shall be permitted by all applicable laws, statutes, ordinances, regulations and rules of the jurisdictions to which the Buyer is subject.

                  (f) Proceedings Satisfactory. All proceedings taken in connection with the purchase and sale of the Transferred Assets, all of the other Purchase Documents and all documents and papers relating thereto, shall be in form and substance reasonably satisfactory to the Company. The Company and its counsel shall have received copies of such documents and papers as the Company or its counsel may reasonably request in connection therewith, all in form and substance reasonably satisfactory to the Company. Any Purchase Document, any Schedule or Exhibit to this Agreement and any other document, agreement or certificate contemplated by this Agreement, not approved by the Company in writing as to form and substance on the date this Agreement is executed, shall be reasonably satisfactory in form and substance to the Company.

                  (g) Sublease, Approval and Consent of Landlord. Buyer shall have entered into the sublease referred to in Section 2.6 and the Company shall have obtained for the Buyer the approval and consent of the Landlord to the Buyer's sublease of the space referenced in Section 2.6. The parties hereby agree that they will cooperate in good faith to secure a mutually acceptable Landlord consent.

                  (h) Finova Line of Credit. Company shall have obtained the release of UCC's as to the Transferred Assets from Finova.

                  (i) "No Shop". Until the earlier of Closing or termination of this Agreement, the Company shall not solicit, encourage or participate in any negotiations or discussions with third parties with respect to any offer or proposal to purchase or acquire the Transferred Assets.


                                   ARTICLE VII
                                   TERMINATION

         7.1 Termination of Agreement. This Agreement and the transactions contemplated hereby may (at the option of the party having the right to do so) be terminated at any time on or prior to the Closing Date:

                  (a) Mutual Consent. By mutual written consent of Buyer and the Company;

                  (b) Court Order. By Buyer, or the Company if any court of competent jurisdiction shall have issued an order pursuant to the request of a third party restraining, enjoining or otherwise prohibiting the consummation of the transactions contemplated by this Agreement;

                  (c) Failure to Close By August 15, 2000. By Buyer or the Company if the transactions contemplated hereby shall not have been consummated on or before August 15, 2000, provided, however, that such right to terminate this Agreement shall not be available to any party whose failure to fulfill any obligation of this Agreement has been the cause of, or resulted in, the failure of the transactions contemplated hereby to be consummated on or before such date;

                  (d) Termination by Company. By the Company upon notice to Buyer at any time prior to August 15, 2000, if (i) a condition to the performance of the Company set forth in Section 6.2 hereof shall not be fulfilled at the time specified for the fulfillment thereof, (ii) a material default under or a material breach of this Agreement shall be made by Buyer and such default or breach shall not be curable prior to August 15, 2000; or

                  (e) Termination by Buyer. By Buyer by notice to the Company at any time prior to August 15, 2000, if (i) a condition to the performance of Buyer set forth in Section 6.1 hereof shall not be fulfilled at the time specified for the fulfillment thereof; (ii) a material default under or a material breach of this Agreement shall be made by the Company, and such default or breach shall not be curable prior to August 15, 2000;


                                  ARTICLE VIII
                                 INDEMNIFICATION

         8.1 Survival of Representations and Warranties. The parties hereby shorten the applicable period of limitation of claims made under representations and warranties, and for that purpose each and every such representation and warranty set forth in this Agreement (including the Officer's Certificates required by Sections 6.1 and 6.2 above), shall survive until one year from the date of Closing, except with respect to intentional breaches of representations and warranties which shall survive the Closing without limitation. From and after the applicable period of survival with respect to such respective representations and warranties of the Company and Buyer, none of the Company, or Buyer or any Affiliate of the Company or Buyer shall have any liability whatsoever with respect to any such representation or warranty, except for breaches as to which any party shall have notified the other party prior to such date. This Section 8.1 shall have no effect upon any other obligation of the parties hereto, whether to be performed before or after the Closing Date.

         8.2 Indemnification by the Company. The Company shall indemnify, defend and hold the Buyer, its respective officers, directors, employees, consultants, owners, agents and Affiliates, harmless from and in respect of any and all Losses which may be sustained or suffered by any of them arising out of or resulting from (i) any breach or inaccuracy of any representation or warranty, (ii) the breach of or failure to perform any warranty, covenant, undertaking or other agreement of the Company contained in this Agreement or any other Purchase Document, (iii) obligations pursuant to the Retained Liabilities and (iv) any and all actions, suits, claims and administrative or other proceedings of every kind and nature instituted or pending against the Company or Buyer or any of their Affiliates at any time before or after the Closing Date to the extent that such Losses (a) relate to or arise out of or in connection with the assets, businesses, operations, conduct, products and/or employees (including former employees) of the Company, whether relating to or arising out of or in connection with occurrences before the Closing Date and (b) do not arise out of a breach or inaccuracy of the Buyer's representations and warranties in, or a breach or default by Buyer in the performance of any warranty, covenant under, undertaking or other agreement contained in this Agreement or any other Purchase Document (the "Losses").

                  For purposes of this Section 8 "Losses" means all losses, damages, liabilities, payments and obligations, and all expenses related thereto. Losses shall include any reasonable attorneys' fees and legal costs incurred by any of the indemnified persons subsequent to the Closing in defense of or in connection with any alleged or asserted liability, payment or obligation, whether or not any liability or payment, obligation or judgment is ultimately imposed against the indemnified persons and whether or not the indemnified persons are made or become parties to any such action; provided that Losses shall include punitive and consequential damages only with respect to third party actions.

         8.3 Indemnification by Buyer. Buyer shall indemnify, defend and hold the Company, its respective officers, directors, employees, consultants, owners, agents and Affiliates, harmless from and in respect of any and all Losses which may be sustained or suffered by any of them arising out of or resulting from (i) any breach or inaccuracy of any representation or warranty,
(ii) the breach of or failure to perform any warranty, covenant, undertaking or other agreement of Buyer contained in this Agreement or any other Purchase Document to the extent that such Losses do not arise out of a breach or inaccuracy of the Company's representations and warranties in, or a breach or default in the performance of any warranty, covenant under, undertaking or other agreement contained in this Agreement or any other Purchase Document, and (iii) all obligations pursuant to the Assumed Liabilities; provided, however, that Buyer shall have no liability to the Company pursuant to this Section 8.3 as a result of the breach of any representation or warranty to the extent that the Company knew or had reason to know that such representation or warranty was untrue, inaccurate or incorrect prior to the Closing Date.

         8.4 Minimum Indemnification; Materiality. Notwithstanding anything to the contrary contained herein, no party hereto shall be entitled to recover Losses relating to any breach or inaccuracy of any representation or warranty from any other party unless and until the total of all claims for indemnity or damages with respect to any inaccuracy or breach of any such representations or warranties, whether such claims are brought under this Article VIII or otherwise, exceeds $25,000.00 and then only for the amount by which such claims for indemnity or damages exceed $25,000.00. Other than for any intentional breach of representation or warranty, under no circumstances shall an indemnified party be entitled to indemnification from the indemnifying party for amounts in excess of the Purchase Price, plus any costs of enforcing the indemnification provisions (including reasonable attorney's fees). Notwithstanding the foregoing, each party (the "Breaching Party") agrees to indemnify the other party for Losses arising from the Breaching Party's failure to observe or perform its covenants hereunder and such indemnification obligation shall be unrestricted as to time and amount and shall not be subject to any minimums. Notwithstanding the limitations set forth above, each of the indemnification obligations referenced in subsections 8.2(iii) and 8.3(iii) shall be unrestricted as to time and amount and shall not be subject to any minimums.


         8.5 Notice and Opportunity to Defend. If there occurs an event that a party asserts is an indemnifiable event pursuant to Section 8.2 or 8.3, the parties seeking indemnification shall promptly notify the other parties obligated to provide indemnification (collectively, the "Indemnifying Party"). If such event involves (a) any Claim or (b) the commencement of any action, suit or proceeding by a third person, the party seeking indemnification will give such Indemnifying Party prompt written notice of such Claim or the commencement of such action, suit or proceeding, provided, however, that the failure to provide prompt notice as provided herein will relieve the Indemnifying Party of its obligations hereunder only to the extent that such failure prejudices the Indemnifying Party hereunder. In case any such action, suit or proceeding shall be brought against any party seeking indemnification and it shall notify the Indemnifying Party of the commencement thereof, the Indemnifying Party shall be entitled to participate therein and, to the extent that it desires to do so, to assume the defense thereof, with counsel reasonably satisfactory to such party seeking indemnification and, after notice from the Indemnifying Party to such party seeking indemnification of such election so to assume the defense thereof, the Indemnifying Party shall not be liable to the party seeking indemnification hereunder for any attorneys' fees or any other expenses, in each case subsequently incurred by such party, in connection with the defense of such action, suit or proceeding. The party seeking indemnification agrees to cooperate fully with the Indemnifying Party and its counsel in the defense against any such action, suit or proceeding. In any event, the party seeking indemnification shall have the right to participate at its own expense in the defense of such action, suit or proceeding. In no event shall an Indemnifying Party be liable for any settlement or compromise effected without its prior consent.


                                   ARTICLE IX
                                  MISCELLANEOUS

         9.1 Fees and Expenses. Each of the parties hereto will pay and discharge its own expenses and fees in connection of with the negotiation of and entering into of this Agreement and the consummation of the transactions contemplated hereby. Buyer shall pay all fees and expenses incurred in connection with the transfer and registration of the Intellectual Property.

         9.2 Publicity and Disclosures. Prior to the Closing, no press release or any public disclosure, either written or oral, of the transactions contemplated by this Agreement shall be made by any party without the prior knowledge and written consent of the Company and Buyer other than compliance with the Securities Act disclosures and other regulatory bodies.

         9.3 Notices. All notices, requests, demands, consents and communications necessary or required under this Agreement or any other Purchase Document shall be made in the manner specified, or, if not specified, shall be delivered by hand or sent by registered or certified mail, return receipt requested, or by telecopy (receipt confirmed) to:


         if to Buyer:

         Zoom Telephonics, Inc.
         207 South Street
         Boston, MA 02111
         Attention:  Frank B. Manning, President
         Facsimile Transmission Number:  (617) 338-5015

         with a copy to:

         Brown, Rudnick, Freed & Gesmer
         One Financial Center
         Boston, MA 02111
         Attention:  Philip J. Flink, Esquire
         Facsimile Transmission Number:  (617) 856-8201


         if to the Company:

         Boca Research, Inc.
         1601 Clint Moore Road
         Boca Raton, FL  33487
         Attention:  R. Michael Brewer
         Facsimile Transmission Number:  (561)241-1051

         with a copy to:

         Spinner, Dittman, Federspiel & Dowling
         151 N.W. 1st Avenue
         Delray Beach, FL  33444
         Attention: Robert W. Federspiel, Esq.
         Facsimile Transmission Number:  (561) 276-5489

         All such notices, requests, demands, consents and communications shall be deemed to have been duly given only when such notice, request, demand, consent or communication is delivered or, if sent by telecopier, when received.

         9.4 Successors and Assigns. All covenants and agreements set forth in this Agreement and made by or on behalf of any of the parties hereto shall bind and inure to the benefit of the successors and assigns of such party, whether or not so expressed.

         9.5 Descriptive Headings. The headings of the sections and paragraphs of this Agreement have been inserted for convenience of reference only and shall not be deemed to be part of this Agreement.

         9.6 Counterparts. This Agreement may be executed in any number of counterparts and by the different parties hereto on separate counterparts, each of which when so executed and delivered shall be an original, but all of which together shall constitute one and the same instrument, and it shall not be necessary in making proof of this Agreement to produce or account for more than one such counterpart.

         9.7 Severability. In the event that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason in any jurisdiction, the validity, legality and enforceability of any such provision in every other respect and of the remaining provisions hereof shall not be in any way impaired or affected, it being intended that each of parties' rights and privileges shall be enforceable to the fullest extent permitted by law, and any such invalidity, illegality and unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction. To the fullest extent permitted by law, the parties hereby waive any provision of any law, statute, ordinance, rule or regulation which might render any provision hereof invalid, illegal or unenforceable.

         9.8 Attorneys' Fees. In any action or proceeding brought to enforce any provision of this Agreement or the other Purchase Documents, or where any provision hereof or thereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees in addition to any other available remedy.

         9.9 Course of Dealing. No course of dealing and no delay on the part of any party hereto in exercising any right, power, or remedy conferred by this Agreement shall operate as a waiver thereof or otherwise prejudice such party's rights, powers and remedies. The failure of any of the parties to this Agreement to require the performance of a term or obligation under this Agreement or the waiver by any of the parties to this Agreement of any breach hereunder shall not prevent subsequent enforcement of such term or obligation or be deemed a waiver of any subsequent breach hereunder. No single or partial exercise of any rights, powers or remedies conferred by this Agreement shall preclude any other or further exercise thereof or the exercise of any other right, power or remedy.

         9.10 Third Parties. Except as specifically set forth or referred to herein, nothing herein expressed or implied is intended or shall be construed to confer upon or give to any Person, other than the parties hereto and their permitted successors or assigns, any rights or remedies under or by reason of this Agreement or any other Purchase Document.

         9.11     Tax Matters.

                  (a) The Buyer shall pay all real property transfer Taxes, sales Taxes, stock transfer Taxes, documentary stamp Taxes, recording charges and other similar Taxes resulting from, arising under or in connection with the transfer of the Transferred Assets or any other related transaction under the Agreement.


                  (b) The Company shall be responsible for and shall timely pay or cause to be paid any and all Taxes (other than Buyer's Taxes, as defined below) with respect to or relating to the Business or the Transferred Assets, whatsoever arising, that are attributable to any taxable period ending on or prior to the Closing Date and, in the case of a taxable period that includes, but does not end on the Closing Date, the portion of such taxable period that ends on the Closing Date ("the Company's Taxes"). Notwithstanding anything in this Agreement to the contrary, the Company's Taxes shall constitute a Retained Liability.

                  (c) Buyer shall be responsible for and shall timely pay or cause to be paid any and all Taxes (other than the Company's Taxes) with respect to the Business or the Transferred Assets, whatsoever arising, that are attributable to any taxable period commencing after the Closing Date and, in the case of a taxable period that includes, but does not end on, the Closing Date, the portion of such taxable period that begins on the day after the Closing Date ("Buyer's Taxes"). Notwithstanding anything in this Agreement to the contrary, Buyer's Taxes shall constitute an Assumed Liability.

                  (d) The obligations of the Company set forth in the Agreement relating to Taxes shall, except as otherwise agreed in writing, be unconditional and absolute and shall remain in effect without limitation as to time or amount of recovery by Buyer until thirty (30) days after the expiration of the applicable statute of limitations governing the Taxes to which such obligations relate (after giving effect to any agreement extending or tolling such statute of limitations).

         9.12 Variations in Pronouns. All pronouns and any variations thereof refer to the masculine, feminine or neuter, singular or plural, as the identity of the Person or Persons may require.

         9.13 WAIVER OF JURY TRIAL. EACH OF BUYER AND THE COMPANY HEREBY EXPRESSLY WAIVES ITS RESPECTIVE RIGHTS TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF THIS AGREEMENT, ANY OTHER PURCHASE DOCUMENT OR THE TRANSFERRED ASSETS OR ANY DEALINGS BETWEEN THEM RELATING TO THE SUBJECT MATTER OF THIS AGREEMENT. THE COMPANY AND BUYER ALSO WAIVE ANY BOND OR SURETY OR SECURITY UPON SUCH BOND

WHICH MIGHT, BUT FOR THIS WAIVER, BE REQUIRED OF ANY PARTY. THE SCOPE OF THIS WAIVER IS INTENDED TO BE ALL ENCOMPASSING OF ANY AND ALL DISPUTES THAT MAY BE FILED IN ANY COURT AND THAT RELATE TO THE SUBJECT MATTER OF THIS TRANSACTION, INCLUDING, WITHOUT LIMITATION, CONTRACT CLAIMS, TORT CLAIMS, BREACH OF DUTY CLAIMS, AND ALL OTHER COMMON LAW AND STATUTORY CLAIMS. THE COMPANY AND BUYER FURTHER WARRANT AND REPRESENT THAT EACH HAS REVIEWED THIS WAIVER WITH ITS LEGAL COUNSEL, AND THAT EACH VOLUNTARILY WAIVES ITS JURY TRIAL RIGHTS FOLLOWING CONSULTATION WITH LEGAL COUNSEL. THIS WAVIER IS IRREVOCABLE AND MAY ONLY BE MODIFIED EITHER ORALLY OR IN AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT, ANY OTHER PURCHASE DOCUMENT OR THE SHARES. IN THE EVENT OF LITIGATION, THIS AGREEMENT MAY BE FILED AS A WRITTEN CONSENT TO A TRIAL (WITHOUT A JURY) BY THE COURT.

         9.14 GOVERNING LAW. THIS AGREEMENT, INCLUDING THE VALIDITY HEREOF AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HEREUNDER, SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF FLORIDA APPLICABLE TO CONTRACTS MADE AND TO BE PERFORMED ENTIRELY IN SUCH STATE (WITHOUT GIVING EFFECT TO THE CONFLICTS OF LAWS PROVISIONS THEREOF). EACH OF THE PARTIES HERETO FURTHER AGREES THAT PROCESS MAY BE SERVED UPON IT BY CERTIFIED MAIL, RETURN RECEIPT REQUESTED, ADDRESSED AS MORE GENERALLY PROVIDED IN SECTION 9.3 HEREOF, AND CONSENTS TO THE EXERCISE OF JURISDICTION OVER IT AND ITS PROPERTIES WITH RESPECT TO ANY ACTION, SUIT OR PROCEEDING ARISING OUT OF OR IN CONNECTION WITH THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THE ENFORCEMENT OF ANY RIGHTS UNDER THIS AGREEMENT.

         9.15 Entire Agreement. This Agreement, including the Schedules and Exhibits referred to herein, is complete, and all promises, representations, understandings, warranties and agreements with reference to the subject matter hereof, and all inducements to the making of this Agreement relied upon by all the parties hereto, have been expressed herein or in said Schedules or Exhibits. This Agreement may not be amended except by an instrument in writing signed on behalf of the Company and Buyer.

         IN WITNESS WHEREOF the parties hereto have executed this Agreement under seal as of the date first set forth above.

ATTEST:                                     ZOOM TELEPHONICS, INC.



______________________________      By:__________________________________
         Secretary                                            President



ATTEST:                                     BOCA RESEARCH, INC.



______________________________      By:__________________________________
         Secretary                                            President




ATTEST:                                     BOCA GLOBAL, INC.



______________________________      By:__________________________________
         Secretary                                            President

                               TABLE OF SCHEDULES

Schedule 2.1

                               Transferred Assets

                  (a) all of the Company's interest in the Boca Products, proprietary designs, copyrights, tradenames, servicemarks, trademarks and trademark applications listed in Exhibit 2.1-A attached hereto, all federal, state, local and foreign registrations thereof, if applicable, all common law rights thereto, and all goodwill associated therewith, and all claims or causes of action for infringement thereof; provided, however, that the Company retains the rights to the use of its corporate name, Boca Research, Inc., until such time as its shareholders approve an amendment to its charter changing its name, and no assurance is given that this will occur.

                  (b) all rights of the Company to causes of action, lawsuits, judgments, claims and demands of any nature which would relate to the Transferred Assets or constitute counterclaims, rights of setoff, and affirmative defenses to any claims brought against Buyer by third parties relating to the Transferred Assets;

                  (c) Intellectual property and associated html code that is transferable by the Company relative to the websites, including "www.globalvillage.com", "www.bocaglobal.com", "www.bocavision.com", and, subject to the shareholder approval contemplated by Section 5.1(a) of this Agreement, "www.bocaresearch.com" and domain registrations relating to these sites.

                  (d) the product lines listed on the attached Exhibit 2.1-B (the "Boca Products") together with all of the Company's rights to use its existing tooling to manufacture the Boca Products.

                  (e) the furniture, fixtures and equipment listed on the attached Exhibit 2.1-C.

                  (f) All of the Company's interest in the software license from Right Now Technologies, Inc. to the Company pursuant to Software License Agreement between the Company and Right Now Technologies, Inc. dated as of August 26, 1998.

Exhibit 2.1-A

Exhibit 2.1-B                     Product Lines

SKU                                  Description
---            -----------------------------------------------------------------
Boca Research
I/O Product Line
BB1008         8 Port ISA Serial Expansion Board
IOP654         4 Port Serial PCI Card
IOP658         8 Port Serial PCI Card
IO650M         2 Port Serial PCI ISA Card (50 Pack)
IO652          Turbo 650 - 2 Port Serial ISA Card
IOAT55         1 Port Parallel + 2 Port Serial ISA Card
IOAT55M        1 Port Parallel + 2 Port Serial ISA Card (50Pack)
IOAT55MHP      1 Port Parallel + 2 Port Serial ISA Card (50Pack) HP
IOAT55X        1 Port Parallel + 2 Port Serial ISA Card (White Box)
IOPAR          Turbo Parallel - 1 Port Parallel ISA PCI Card
IOPCI55        Turb Combo 1X2 - 1 Port Parallel + 2 Port Serial PCI Card
IOPCI255M      Turb Combo 1X2 - 1 Port Parallel + 2 Port Serial PCI Card
                (40 Pack)
IOP652         Turbo Serial 650 - 2 Port Serial PCI Card
IOP652M        Turbo Serial 650 - 2 Port Serial PCI Card (50 Pack)
IOPPAR         Turbo Parallel - 1 Port Parallel PCI Card
IOP2USB        Turbo USB - 2 Port USB PCI Card

Modem Product Line
M024ED         2400 Modem - 2400 bps external, Data
MD56HI         56K WinStorm - PCI internal, V.90, Fax/Data
M56INTLE       56K Multimedia Modem - external, speaker, V.90, Fax/Data,
                International
MA56WWE        56K Multimedia Modem - external, voice, V.90, Fax/Data,
                International
M56INTLI       56K Multimedia Modem - internal, speaker, V.90, Fax/Data,
                ISA, International

M56IQ          56K Multimedia Modem - internal, speaker, V.90, Fax/Data,
                ISA, (Compaq)
M56IQG         56K Multimedia Modem - internal, speaker, V.90, Fax/Data,
                ISA, (Compaq 40 Pack)
MD56AE         56K TidalWave Modem - external, speaker, V.90, Fax/Data
MD56EUSB       56K TidalWave USB Modem - USB, external, speaker, V.90, Fax/Data
MV.34ED        33.6 Home/Office Modem - external, 33.6Kbps, Fax/Data
MV.34EMSP      33.6 Home/Office Modem - external, 33.6Kbps, Fax/Data (Sprint, white box)
MV.34FEMS      33.6 Home/Office Modem - external, 33.6Kbps, Fax/Data (White box)


Global Village
Modem Product Line
GV30-6400      TelePort 56K - external, V.90, Fax/Data
GV30-6405      TelePort 56K - external, V.90, Fax/Data, European
GV30-6406      TelePort 56K - external, V.90, Fax/Data, British
GV30-6500      56K PC Card Modem - PC Card, V.90, Fax/Data
GV30-6505      56K PC Card Modem - PC Card, V.90, Fax/Data, International
GV30-6600      TelePort 56K Fax Modem - internal, V.90, Fax/Data, Mac G3
GV30-6605      TelePort 56K Fax Modem - internal, V.90, Fax/Data, International
GV30-6700      TelePort USB 56K - USB, external, V.90, Fax/Data
GV30-6706      TelePort USB 56K - USB, external, V.90, Fax/Data, International

I/O Product Line
GV30-7000      Turbo USB - 2 Port USB PCI Card for Macs

Software Product Line
GV30-0975      GlobaFax(TM) - Fax software for iMac, G3 and G4 internal modems

Multimedia Solutions Line
GV30-0980      VideoFX(TM) - video capture device and software suite

Exhibit 2.1-C

Schedule 2.3

                               Assumed Liabilities


1. All warranty and upgrade liability for all Boca Products manufactured and sold by Buyer other than out of Company's existing inventory. All warranty and upgrade liability for all Boca Products shipped prior to closing or sold from Company's existing inventory shall be paid, performed and discharged by the Company as a Retained Liability.

2. All technical support for all Boca Products as expressly provided by this Agreement (but not including, the Company's warranty obligation set forth in paragraph 1 of this Schedule 2.3 and the Company's obligation to pay Buyer for the technical support as provided in Section 2.7 of the Agreement).

3. All liability for future customer and end-user product returns, claims for stock rotation, claims for marketing creditors, claims for price protection, claims for COOP or MDF credits, claims for meet-quota rebates or any other revenue offset (collectively, the "Return and Off-set Liability") resulting from product manufactured and sold by Buyer other than from Company's existing inventory. All Return and Off-Set Liability for all Boca Products shipped prior to closing or sold or shipped from Company's existing inventory shall be paid, performed and discharged by the Company as a Retained Liability.

4. Any liability arising out of the use by Buyer of the Transferred Assets after Closing or the sale of Boca Products manufactured and sold by Buyer other than out of Company's existing inventory, including any liability associated with intellectual property rights infringement (other than liability for those claims identified in Schedule 3.9(c) or not disclosed to Buyer as required herein). Any liability arising out of the use by the Company of the Transferred Assets at any time or the sale of Boca Products shipped prior to closing or sold from the Company's existing inventory after Closing, including liability for those claims identified in Schedule 3.9(c) or not disclosed to Buyer as required herein, shall be paid, performed and discharged by the Company as a Retained Liability.

5. All liabilities associated with the Sublease, once entered, as provided in said Sublease. All liabilities associated with the Master Lease between Equitable Pacific Partners Limited Partnership and Boca Research, Inc. shall be paid, performed and discharged by the Company as a Retained Liability.

6. All liability associated with the Buyer performing or not performing its obligations under any Assumed Liability. All liability associated with the Company performing or not performing its obligation under the Agreement shall be paid, performed and discharged by the Company as a Retained Liability.

Schedule 3.2

                              Employment Agreements


None

Schedule 3.3

                                     Brokers


None

Schedule 3.9(a)

                              Intellectual Property


         All intellectual property referenced in subsections (a) and (c) of
Schedule 2.1.

Schedule 3.9(b)

                         Liens on Intellectual Property


1. License from Thought Communications, Inc. relating to the GlobalFax software.

Schedule 3.9(c)

                                   Proceedings

The Company has been named a co-defendant in an action brought in the United States District court for the District of Massachusetts, by NEC Technologies, Inc. The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed, without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural, and there has been no resolution of the substantive dispute. The Company anticipates that NEC will refile this action in an appropriate jurisdiction in the near future.

The Company has been named a defendant in an action brought in the District Court of South Dakota, by Gateway, Inc. Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company alleges that the Company assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5,000,000 and $6,000,000 to settle litigation brought by PhoneTel, Inc., for which Gateway is seeking indemnification from the Company and an unrelated co-defendant.

A new case by General Patent Corporation International has been filed against the Company in state court in New York attempting to set aside a paid up license purchased by the Company in settlement of a previous case. The license deals with PCMCIA modems.

Schedule 3.9(d)

                             Notices of Infringement


None

Schedule 3.9(f)

                            Transfers of Source Code


None

Schedule 4.1

                                     Brokers


No exceptions.

Schedule 5.5(b)

                          Personnel to be Hired by Zoom

1.   Don Campbell, Director
2.   Garrett Mowry, Supervisor
3.   Kernes Conze, Supervisor
4.   Tom Powers, Webmaster
5.   Nancy Crowell, Admin. Asst.
6.   Brian Weber
7.   Kristin Boyette
8.   Gary Kampel
9.   Mathew Mathew
10.  Brett Bojanoski
11.  Teresa Kessler
12.  Sam Trapani
13.  Jonas Elouidor
14.  Harry Burton
15.  Jennifer Katz

                    Optionally, Zoom May Make Job Offers To:

1.   Jeff Mikoleit, Sr. Product Marketing Manager
2.   Todd Winninger, Sr. Product Marketing Manager
3.   Michael Stebel, President

Exhibit 10.2

                              EMPLOYMENT AGREEMENT

         This Agreement is made as of the 16th day of May, 2000, between Boca Research, Inc., a Florida corporation (the "Company"), and Richard M. Brewer (the "Employee").

                                    RECITALS

         WHEREAS, the Company desires to employ the Employee as Sr. Vice President and Chief Financial Officer of the Company, and the Employee desires to serve as Sr. Vice President and Chief Financial Officer of the Company, on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, each intending to be legally bound hereby, agree as follows:

         1. Employment. The company hereby employs the Employee as Sr. Vice President and Chief Financial Officer of the Company, and the Employee accepts such employment for the term of employment specified in Section 3 below (the "Employment Term"). During the Employment Term, the Employee shall, subject to the direction of the Chief Executive Officer of the Company, oversee and direct the financial operations of the Company and perform such other duties as may from time to time be assigned to him by the Chief Executive Officer.

         2. Performance. The Employee agrees to devote his best efforts and all of his business time to the performance of his duties hereunder during the Employment Term.

         3. Employment Term. The Employment Term shall begin on June 6, 2000, and shall continue until terminated in accordance with the terms of this Agreement (the "Employment Term").

         4. Compensation.

                  (a) Salary. During the Employment Term, the Company shall pay the Employee a base salary, payable in equal bi-weekly installments, subject to withholding and other applicable taxes, at a monthly rate of Twelve Thousand Five Hundred and no/100 Dollars ($12,500.00).

                  (b) Insurance; Other Benefits. The Employee shall be entitled to participate in all employee benefit plans now existing or hereinafter established by the Company, including, but not limited to, medical/dental insurance plans, group life and disability insurance plans, 401(k) Plan, pension, profit sharing or bonus plans, Employee Stock Purchase Plan, and any other employee benefit plan or arrangement made available to executive officers of the Company. Medical, dental, life, accidental death and disability, and long term disability insurance shall begin on the first month after Employee shall have completed three full months of full-time employment. For the purpose of determining Long Term Disability and Life Insurance benefits the Employee's base compensation shall be equal to his base salary.

                  (c) Vacation. The Employee shall be entitled to take paid vacation during each calendar year of the Employment Term as provided for in the Company's personnel policy as it exists from time to time, to be taken at such time or times as shall be mutually convenient and consistent with his duties and obligations to the Company.

                  (d) Stock Options.

                      The Company hereby grants to the Employee the option to purchase all or any part of an aggregate of 50,000 shares of common stock of Boca Research, Inc., at a purchase price as of May 15, 2000, subject to the following vesting schedule:

     Cumulative Number of
   Shares for Which Option
     Will be Exercisable         Date of Vesting
     -------------------         ---------------
         10,000                  On the first anniversary of the date of grant

         20,000                  On the second anniversary of the date of grant

         50,000                  On the third anniversary of the date of grant,

and further subject to the terms, conditions and provisions of the 1992 Employee Stock Option Plan and subject to such conditions as are established in the Stock Option Agreement to be approved by the Compensation Committee.

                           The vesting of all of the Employee's options will
automatically accelerate and become fully vested immediately upon a "Change of Control." "Change of Control," for purposes of this Agreement, shall mean the occurrence of any of the following events:

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

                  Notwithstanding the foregoing, in the event the Employee shall have been employed by the Company or any of its subsidiaries for less than three
(3) years, and in the event a Change of Control occurs as above defined, only those options which would otherwise have vested during such year in which the event of Change of Control occurs shall accelerate and vest as a result of such Change of Control.

         5. Expenses. The Employee shall be reimbursed by the Company for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with the policies established by the Board of Directors from time to time and upon receipt of appropriate documentation.

         6. Agreement Not to Compete. The Employee agrees that during the Employment Term and any Subsequent Employment Term and during the Non-Competition Period (defined below) he will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market). The "Non-Competition Period" shall mean the period ending one year after either (a)the termination of his employment hereunder by the Company , provided that the Company continues to comply with its obligations under Section 8(b) hereof during such one year period, or (b)the termination of his employment hereunder by virtue of the Employee's resignation, unless such resignation is for Good Reason (as defined below). The Employee further agrees that during the Non-Competition Period, except in connection with the performance of services hereunder, he will not in any capacity, either separately, jointly or in association with others, directly or indirection, solicit or contact with regard to a business competitor of the Company any of the Company's employees, consultants, agents or suppliers, customers or prospects, as shown by the Company's records, that were employees, consultants, agents, suppliers, customers or prospects of the Company at any time during the year immediately preceding the termination of employment hereunder. For purposes of this Agreement, "Good Reason" shall mean the resignation of the Employee due to (a)a material change in the Employee's duties and responsibilities which interfere with his ability to manage the affairs of the Company, (b)a material modification of the Employee's duties hereunder such that such duties are not consistent with the duties of an officer of a company of similar size and in a similar business as the Company, or (c)a Change of Control arising out of any merger or consolidation of the Company with any other person in which the Company is not the surviving company or any sale of all or substantially all of the assets of the Company to any other person.

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

                  Notwithstanding the foregoing, in the event the Employee shall have been employed by the Company or any of its subsidiaries for less than three
(3) years, and in the event a Change of Control occurs as above defined, only those options which would otherwise have vested during such year in which the event of Change of Control occurs shall accelerate and vest as a result of such Change of Control.

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

         11. Notice. Any notices required or permitted hereunder shall be in writing and shall be deemed to have been given when personally delivered or when mailed, certified or registered mail, postage prepaid, to the following addresses or such other address as to which notice is given in the manner provided herein:

                  If to the Employee:
                           Richard M. Brewer
                           1180 SW 19th Street
                           Boca Raton, FL  33486

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

                  (d) Binding Effect; Successors. This Agreement shall be binding upon and inure to the benefit of the Company, its permitted successors and assigns and the Employee, his representatives and heirs. The Company will require that any successor (whether direct or indirect, by purchase of stock or assets, by merger, by consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, together with such successor's ultimate parent corporation (if any), will be jointly and severally liable for the obligations owed to the Employee hereunder and will perform this Agreement in the same manner and to the same extent that the Company is obligated to perform it. Any succession shall not, however, relieve or alter the Company's continuing liability for all obligations owing to the Employee hereunder. The Employee acknowledges and understands, however, that the Employee's employment by a successor to the Company, if consistent with the terms and provisions of this Agreement, will not be deemed a termination of the Employee's employment with the Company.

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


                                         BOCA RESEARCH, INC.

                                         By: ___/S/ Robert W. Ferguson_________
                                                ----------------------
                                                Name:   Robert W. Ferguson
                                                Title:  C.E.O.


                                         EMPLOYEE

                                        /S/ R. Michael Brewer
                                        ---------------------
                                        RICHARD M. BREWER

Exhibit 10.3

                        AMENDMENT TO EMPLOYMENT AGREEMENT


         THIS AMENDMENT TO EMPLOYMENT AGREEMENT is made and entered into this 16th day of May, 2000, by and between BOCA RESEARCH, INC., a Florida corporation (the "Company") and ROBERT HEINLEIN (the "Employee").

                              W I T N E S S E T H:

         WHEREAS, the Company and the Employee have heretofore entered into that certain Employment Agreement dated August 19, 1999 (the "Employment Agreement"), a copy of which is hereby incorporated by reference; and

         WHEREAS, the parties desire to amend the said Employment Agreement in its entirety to read in the manner hereinafter set forth and to have the terms set forth herein represent the entire understanding of the agreements between the parties with respect to such employment.

         NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained and other good and valuable consideration between the parties, the receipt and adequacy of which is hereby acknowledged, the parties hereby agree that the Employment Agreement is amended, replaced and restated in its entirety as follows:

         1. Employment. The Employee shall continue in the employment of the Company in the role of a part-time senior staff accountant on an hourly, at-will basis, providing the following services and hours as requested by the Company:

              a.   General accounting advice and services;

              b.   Assistance in SEC and financial reportings;

              c.   Assistance in strategic efforts;

              d. Such other accounting and finance related duties and functions as the Company shall request.

         2. Employment Term. The parties acknowledge that the Employee's services will be rendered on a fulltime basis until August 15, 2000, at the same salary and benefits as currently paid and thereafter, on an as-needed, hourly basis until terminated in accordance with the terms of this Agreement. From August 15, 2000, until the termination of this Agreement, the Employee agrees to be available to provide the Company employment services on the basis of up to twenty (20) hours per week and to be available upon 48 hours' advance notice. The Employee will provide the Company one week's advance notice of his being unavailable due to out-of-town travel. The Employee acknowledges that the number of hours for which the Company shall utilize his services shall be in the Company's sole discretion and no guarantee or assurance is given Employee as to the minimum amount of such services as shall be requested.

         3. Compensation. The Employee shall be compensated for services after August 15, 2000, at the rate of $100.00 per hour, payable in bi-weekly payments, subject to withholding and other applicable taxes.

         4. Insurance, Vacation and Other Benefits. Until August 15, 2000, the Employee shall only be entitled to any Employee benefit Plans now existing or hereinafter established by the Company, including but not limited to medical/dental insurance plans, group life and disability insurance plans, 401(k) Plan, pension, profit sharing or bonus plans, Employee Stock Purchase Plan, and any other employee benefit plan or arrangement made available to employees of the Company to the extent Employee meets the requirements for participation in such Plans. The Employee shall be paid for all accrued vacation on the payday occurring next after August 15, 2000. Effective on the later of August 15, 2000, or such date as the Employee shall not be considered fulltime, the Employee shall no longer be entitled to any employee benefit Plans, fringe benefits, insurance benefits (other than COBRA as provided by law), or vacation pay accrual; however, the Employee shall be considered active in the 401(k) Plan during the term of this Agreement to the extent permitted by the Plan for purposes other than participation and contributions.

         5. Stock Options. The Employee currently possesses certain stock options heretofore granted by the Company, including but not limited to those options granted under the Employment Agreement. All of the stock options heretofore granted to the Employee shall remain in effect, in accordance with the terms of their respective grants, including but not limited to provisions relating to "Change of Control" and "vesting," during the term of the Employee's employment. Upon the termination of the Employee's employment, the Employee shall have thirty (30) days to exercise said options. The term of the options shall not extend beyond ten (10) years from the date of initial grant in accordance with the terms of the 1992 Employee Stock Option Plan.

         6. Resignation. Employee shall voluntarily resign his position as an officer in the Company and as an officer and Director in all subsidiaries, effective June 5, 2000. The Employee shall have the right to review and comment upon the press release relative to his resignation, and the Company shall in good faith consider his requested edits.

         7. Agreement Not to Compete. The Employee agrees that during the continuing employment term pursuant to this Amendment, the Employee will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market).

         8. Secret Processes and Confidential Information. For the Employment Term and thereafter, the Employee agrees to be bound by the terms and conditions of the Company's Business Code of Conduct and the Confidentiality Agreement executed by the Employee in favor of the Company.

         9.   Termination.

              a. The Company shall have the right to terminate the Employee's employment hereunder at any time upon the occurrence of any of the following:

                   i. the commission by the Employee of any proven embezzlement of a material amount of funds or other proven deliberate and premeditated act of dishonesty against the financial or business interests of the Company which adversely affects the Company;

                   ii. the breach by the Employee of any material term of the Business Code of Conduct, which breach is not cured within 10 days subsequent to notice from the Company to the Employee specifying such breach;

                   iii. the conviction by the Employee of or the pleading by
                        the Employee of nolo contendere to, a felony;

                   iv. the failure or refusal of the Employee to materially perform the duties specified in and pursuant to Section 1 hereof, which failure or refusal is not cured within 15 days subsequent to notice from the Company to the Employee specifying the nature of such failure or refusal; or

                   v. the breach by the Employee of any material terms of this Agreement, which breach is not cured within 15 days subsequent to notice from the Company to the Employee specifying such breach; provided, however, that the Employee's failure to be available to provide the services requested by the Company during the employment term on more than three (3) separate occasions shall be deemed cause for termination.

              b. At any time after August 15, 2001, either party may terminate this Agreement upon ten (10) days' written notice to the other party.

         10. Notice. Any notices required or permitted hereunder shall be in writing and shall be deemed to have been given when personally delivered or when mailed, certified or registered mail, postage prepaid, to the following addresses or such other address as to which notice is given in the manner provided herein:

                  If to the Employee:
                           Robert Heinlein
                           3398 NW 24th Terrace
                           Boca Raton, Florida  33431

                  If to the Company:
                           Boca Research, Inc.
                           1601 Clint Moore Road
                           Boca Raton, Florida 33487
                           Attn:  CEO

                  With a copy to:
                           Robert W. Federspiel, Esq.
                           151 N.W. 1st Avenue
                           Delray Beach, FL  33444

         11.  General.

              a. Governing Law. The terms of this Agreement shall be governed by and construed under the laws of the State of Florida without regard to its principles of conflicts of laws.

              b. Assignability. The Employee may not assign his interest in or delegate his duties under this Agreement. The Company may not assign the Agreement or the rights and obligations hereunder without consent of Employee.

              c. Enforcement Costs. In the event that either the Company or the Employee initiates an action or claim to enforce any provision or term of this Agreement, the costs and expenses (including attorneys' fees) of the prevailing party shall be paid by the other party, such party to be deemed to have prevailed if such action or claim is concluded pursuant to a court order or final judgment which is not subject to appeal, a settlement agreement or dismissal of the principle claims.

              d. Binding Effect; Successors. This Agreement shall be binding upon and inure to the benefit of the Company, its permitted successors and assigns and the Employee, his representatives and heirs. The Company will require that any successor (whether direct or indirect, by purchase of stock or assets, by merger, by consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, together with such successor's ultimate parent corporation (if any), will be jointly and severally liable for the obligations owed to the Employee hereunder and will perform this Agreement in the same manner and to the same extent that the Company is obligated to perform it. Any succession shall not, however, relieve or alter the Company's continuing liability for all obligations owing to the Employee hereunder. The Employee acknowledges and understands, however, that the Employee's employment by a successor to the Company, if consistent with the terms and provisions of this Agreement, will not be deemed a termination of the Employee's employment with the Company.

              e. Entire Agreement; Modification. This Agreement constitutes the entire agreement of the parties hereto with respect to the subject matter hereof and may not be modified or amended in any way except in writing by the parties hereto.

              f. Duration. Notwithstanding the term of employment hereunder, this Agreement shall continue for so long as any obligations remain under this Agreement.

         IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have hereunto executed this Agreement the day and year first above written.

                                            BOCA RESEARCH, INC.


                                            By:/S/ Robert W. Ferguson__________
                                               ----------------------
                                               Name:        Robert W. Ferguson
                                               Title:       CEO

                                            EMPLOYEE


                                               /S/ Robert Heinlein_____________
                                               -------------------
                                               Robert Heinlein

Exhibit 11.1

                               BOCA RESEARCH, INC.

                  EXHIBIT 11.1 - CALCULATION OF SHARES USED IN
                        DETERMINING NET INCOME PER SHARE
                                   (Unaudited)


                                  June 30, 2000

                                                              Three Months Ended                Six Months Ended
                                                                   June 30, 2000                   June 30, 2000
                                                                   -------------                   -------------

Shares outstanding at January 1, 2000.........................        11,475,793                      11,475,793
Shares issued January 1, 2000 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................            13,813                          13,813
Shares issued in connection with a
  non-qualified stock option plan.............................           111,832                          74,174
                                                                   -------------                    ------------
Weighted average shares
  outstanding.................................................        11,601,438                      11,563,780
                                                                      ==========                      ==========


                                  June 30, 1999

                                                              Three Months Ended                Six Months Ended
                                                                   June 30, 1999                   June 30, 1999
                                                                   -------------                   -------------

Shares outstanding at January 1, 1999.........................         8,756,487                       8,756,487
Shares issued January 1, 1999 in
  connection with the 1992 Employee
  Stock Purchase Plan.........................................            20,643                          20,643
Shares issued in connection with a
  non-qualified stock option plan.............................            18,443                           9,805
Shares issued May 28, 1999 to
  Infomatec Integrated Information
  Systems AG..................................................           653,086                         328,347
                                                                     -----------                    ------------
Weighted average shares
  outstanding.................................................         9,448,659                       9,115,282
                                                                       =========                       =========