Form 10-Q
period 2000-09-30
BOCA RESEARCH INC
filed 2000-11-14
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                           Commission File Number 0-21138
 September 30, 2000


                                 INPRIMIS, INC.
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

                              Boca Research, Inc.
              (Former name, former address and former fiscal year
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
         Class                                                November 6, 2000
         -----                                                ----------------
  Common stock, par value                                       11,608,788
$.01 per share

                                 INPRIMIS, INC.
               Form 10-Q for the Quarter Ended September 30, 2000

                                      INDEX
                                                                          Page
                                                                          ----
Part I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                (unaudited) as of September 30, 2000 and
                December 31, 1999...............................            3

               Condensed Consolidated Statements of
                Operations (unaudited) for the three and nine
                months ended September 30, 2000 and 1999 .......            4

               Condensed Consolidated Statements of
                Cash Flows (unaudited) for the nine
                months ended September 30, 2000 and 1999........            5

               Notes to Condensed Consolidated
                Financial Statements (unaudited)................            6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.........................................           13

Part II. OTHER INFORMATION
   Item 1.     Legal Proceedings................................           23

   Items 2-3.  Not applicable...................................           23

   Item 4.     Submission of Matters to a Vote of
                Security Holders................................           23

   Item 5.     Other Information................................           23

   Item 6.     Exhibits and Reports on Form 8-K.................           23

   Signatures...................................................           24

PART I.  Item 1.

                                 INPRIMIS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands except share data)

                                                                                   September 30,     December 31,
                                                                                        2000             1999
                                                                                  ---------------  ----------------

                                     ASSETS
Current assets:
  Cash and cash equivalents................................                          $  7,421           $ 11,819
  Accounts receivables, net................................                             2,378              3,623
  Inventory, net...........................................                                --              3,672
  Prepaid expenses and other current assets................                               868                789
                                                                                     --------           --------
    Total current assets...................................                            10,667             19,903
Property and equipment, net................................                             1,002              2,039
Goodwill and other intangible assets.......................                                --              3,369
Other assets...............................................                               957              1,177
                                                                                     --------           --------
      Total assets.........................................                          $ 12,626           $ 26,488
                                                                                     ========           ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................                          $  1,958           $  4,444
  Deferred revenue.........................................                               317                586
  Accrued expenses and other current liabilities...........                             4,491              3,619
                                                                                     --------           --------
    Total current liabilities..............................                             6,766              8,649
                                                                                     --------           --------
Deferred revenue...........................................                                --                 16
                                                                                     --------           --------

Other non-current liabilities..............................                               500                500
                                                                                     --------           --------
Stockholders' equity:
  Common stock, 25,000,000 $.01 par value shares
   authorized, 11,608,788 issued and outstanding
   at September 30, 2000, 11,475,793 issued and
   outstanding at December 31, 1999........................                               116                115
  Additional paid-in capital...............................                            40,017             39,516
  Deficit..................................................                           (34,773)           (22,308)
                                                                                     ---------          ---------
    Total stockholders' equity.............................                             5,360             17,323
                                                                                     --------           --------
      Total liabilities and stockholders' equity...........                          $ 12,626           $ 26,488
                                                                                     ========           ========


            See notes to condensed consolidated financial statements.

                                 INPRIMIS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                              Three  Months                    Nine Months
                                                           Ended September 30,             Ended September 30,
                                                           -------------------             -------------------
                                                           2000           1999             2000            1999
                                                           ----           ----             ----            ----
Net sales........................................      $  4,173       $  7,719       $   12,265       $  27,167
Cost of goods sold...............................         2,836          7,496           10,955          24,404
                                                         ------         ------           ------          ------
     Gross profit................................         1,337            223            1,310           2,763
                                                         ------         ------           ------          ------
Operating expenses:
     Research and development....................           433            849            2,004           2,823
     Selling, general and administrative.........         1,757          4,429            8,986          13,733
     Asset impairment and other charges..........            --             --            4,633              --
                                                         ------         ------           ------          ------
     Total operating expenses....................         2,190          5,278           15,623          16,556
                                                         ------         ------           ------          ------
Loss from operations.............................          (853)        (5,055)         (14,313)        (13,793)
Non-operating income, net........................           442            223            1,849             326
                                                         ------         ------           ------          -------
Loss before income taxes ........................          (411)        (4,832)         (12,464)        (13,467)
Income taxes ....................................            --              1                2               7
                                                         ------         ------           ------         --------
Net loss.........................................      $   (411)     $  (4,833)      $  (12,466)      $ (13,474)
                                                         =======        =======         ========        ========
Net loss per share (Basic and Diluted)...........      $ ( 0.04)     $  ( 0.45)      $    (1.08)      $   (1.39)
                                                         =======        =======         ========        ========
Weighted average
  shares outstanding.............................        11,609         10,764           11,579           9,671
                                                         ======         ======           ======           =====


           See notes to condensed consolidated financial statements.

                                 INPRIMIS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                               Nine Months
                                                                                           Ended September 30,
                                                                                           -------------------
                                                                                          2000             1999
                                                                                          ----             ----
Cash provided by (used in):
Operating activities:
      Net loss..........................................................               $(12,466)        $(13,474)
      Adjustments for non-cash charges..................................                  1,523            2,209
      Adjustment for asset impairment and other charges.................                  4,633               --
      Gain on sale of shares received under marketing
       agreement and shares in foreign investment.......................                 (1,194)              --
      Gain on sale of fixed assets......................................                   (292)              --
      Changes in assets and liabilities.................................                  1,812            8,768
                                                                                         -------          -------
        Net cash used in operating activities...........................                 (5,984)          (2,497)
                                                                                         -------          -------
Investing activities:
      Cash paid for acquisition.........................................                     --           (2,800)
      Proceeds from sale of shares received under marketing
       agreement and shares in foreign investment.......................                  1,470               --
      Proceeds from sale of fixed assets................................                    715               --
      Capital expenditures..............................................                 (1,101)            (365)
                                                                                         -------          -------
        Net cash provided by (used in) investing activities.............                  1,084           (3,165)
                                                                                         ------           -------
Financing activities - Issuance of common stock.........................                    502           13,401
                                                                                         ------           ------
Net (decrease) increase in cash and cash equivalents....................                 (4,398)           7,739
Cash and cash equivalents, beginning of period..........................                 11,819            6,959
                                                                                         ------           ------
Cash and cash equivalents, end of period................................               $  7,421         $ 14,698
                                                                                         ======           ======


           See notes to condensed consolidated financial statements.

                                 INPRIMIS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation

        The condensed consolidated financial statements have been prepared by Inprimis, Inc. and subsidiaries, formerly Boca Research, Inc., (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by generally accepted accounting principles. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000, the results of its operations for the three and nine month periods ended September 30, 2000, and 1999, and its cash flows for the nine month periods ended September 30, 2000, and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 audited consolidated financial statements.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and as of September 30, 2000, had an accumulated deficit of $34.8 million. Cash used in operations for the nine months ended September 30, 2000 was $6.0 million. Such conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The Company has implemented efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved. Although there can be no assurances that the Company will return to profitable operation in the near term, management believes that existing cash balances and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

        The accompanying financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 1999. The results of operations for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year.

        Certain prior year amounts have been reclassified to conform to the current presentation.

                                 INPRIMIS, INC.

                                  (Unaudited)

Recent Developments and Subsequent Events

        The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. The Company had previously announced that it was exiting the data communications business. In conjunction with this transition, the Company decided to change the name of the Company from Boca Research, Inc. to Inprimis, Inc. The Company's data communications sales continued to decline in the three months ended September 30, 2000, and the Company expects insignificant sales of data communication products in the fourth quarter ending December 31, 2000. The Company has eliminated its purchase orders for new products from Boundless Manufacturing Services, Inc. ("Boundless"), the manufacturing subcontractor utilized by the Company. Procurement of new data communications products was eliminated by September 30, 2000. The Company previously announced the sale of certain assets to Zoom Telephonics, Inc. ("Zoom") which is providing the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2,683,000 in the second quarter of 2000. The elimination of new purchase orders to Boundless will result in the Company's falling short of the guarantee purchase commitments under the Supply Agreement (the "Supply Agreement") between the Company and Boundless. Although purchases by Zoom from Boundless of the Company's products relating to the analog business may mitigate the shortfall, (see "Agreement between Boca Research, Inc. and Zoom Telephonics" and "Commitments and Contingencies"), the Company had estimated that this shortfall would be $1,950,000 and had taken a charge to operations for this amount in the second quarter ended June 30, 2000. As of October 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless.

        The charges to operations relating to impairment of goodwill and tradenames and the shortfall for the guarantee purchase commitment are recorded under "Asset impairment and other charges" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000. The Company will continue to discharge its warranty obligation on all products sold. The warranty obligation is included within the caption "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets.

Agreement between Boca Research, Inc. and Zoom Telephonics

        As previously reported, on July 28, 2000, the Company concluded a definitive agreement with Zoom (the "Agreement") pursuant to which Zoom acquired certain of the Company's assets, including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company

                                 INPRIMIS, INC.

                                  (Unaudited)

continues to support all the products it has already shipped or will be shipping and will remain responsible for warranty, returns and technical support for these products. The Company will outsource technical support to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, has the right to sell products from the Company's inventory, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payment will be received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over the following 12 months exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceeds $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceeds $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Net sales by the Company of its analog modem and other PC peripheral products for the quarters ended March 31, 2000, June 30, 2000, and September 30, 2000, were $4.3 million, $2.7 million, and $2.1 million respectively. If Zoom manufactures the Company's products at Boundless, the Company will receive credit against the Company's minimum guarantee commitment. As of October 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless.

Supplemental Cash Flow Information

        Net cash payments (refunds) for income taxes were $2,000 and ($2,044,000) for the nine month periods ended September 30, 2000 and 1999, respectively. Interest payments of $0 and $185,000 were made in the nine months ended September 30, 2000 and 1999, respectively.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and nine months ended September 30, 2000 and 1999, and net loss is the only component of comprehensive income (loss) for such periods.

Fair Value of Financial Instruments

         The carrying value of cash, accounts receivable, accounts payable, and accrued expenses and other current liabilities approximates fair value.

                                 INPRIMIS, INC.

                                  (Unaudited)

Current Assets

        Accounts receivable are included in the condensed consolidated balance sheets net of allowances and consist of the following (in thousands):

                                                                       September 30,         December 31,
                                                                           2000                  1999
                                                                     -----------------       ------------
        Accounts receivable...................................           $  4,103               $  7,711
        Allowance for sales returns, allowances and
          price protection....................................               (600)                (2,007)
        Allowance for doubtful accounts.......................             (1,125)                (2,081)
                                                                         ---------                -------
                                                                         $  2,378               $  3,623
                                                                         =========                =======

        At September 30, 2000, the Company had sold its 20% ownership interest in PowerTel, a joint venture in India. Sales to this related party in the nine months ended September 30, 2000 and 1999 were $0 and $72,000, respectively. During July 2000, the Company closed on the sale of its interest in PowerTel and received net proceeds of $314,000, resulting in a gain of $238,000. This net gain is reflected in "Non-operating income, net" in the condensed consolidated statement of operations for the three and nine months ended September 30, 2000.

        Inventories included in the condensed consolidated balance sheets consist of the following (in thousands):

                                          September 30,         December 31,
                                              2000                  1999
                                          -------------         ------------
Raw materials.........................      $    1,297            $    4,378
Work in process.......................              --                 1,053
Finished goods........................           1,617                 3,351
Inventory allowances..................          (2,914)               (5,110)
                                          -------------         -------------
                                            $       --            $    3,672
                                          =============         =============


Property and Equipment

        Property and equipment is included in the condensed consolidated balance sheets, net of accumulated depreciation of $2.1 million at September 30, 2000 and $11.7 million at December 31, 1999.

                                 INPRIMIS, INC.

                                   (Unaudited)

Deferred Revenue

        Revenue from engineering services contracts is recognized as the work is performed using the percentage of completion method. Revenue from product licensing or software royalties is recognized as earned in accordance with the terms of the contracts. Amounts received but unearned are recorded as deferred revenue.

Line of Credit

        The Company had a two-year collateralized revolving line of credit agreement which originally expired on November 9, 2000, and permitted borrowings of the lesser of $5 million or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5 million to $2.5 million. The interest rate during the second year of the agreement was 1/2% in excess of the prime rate. The loan agreement required the Company to maintain certain financial ratios, limited the incurrence of additional debt, and prohibited payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1999 or September 30, 2000. The line of credit was terminated early on October 6, 2000, and the Company does not currently intend to replace it.

Commitments and Contingencies

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and notes (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

                                 INPRIMIS, INC.

                                   (Unaudited)

         Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3,775,000 during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. As noted under "Recent Developments and Subsequent Events," the Company eliminated its purchase of data communications products from Boundless and has estimated that there will be a shortfall in meeting its contractual purchase commitment of $1,950,000. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through September 30, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. As of September 30, 2000, no payments had been made to adjust the original amount of the contractual purchase commitment liability. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement. There is no minimum purchase obligation during the second year of the Supply Agreement.

        The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

        The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural, and there has been no resolution of the substantive dispute. The Company anticipates that NEC will refile this action in an appropriate jurisdiction in the near future. The Company continues to evaluate the claim, but does not presently believe the claim will have a material adverse effect on the Company's operating results and financial condition.

        The Company and its Boca Global, Inc. subsidiary have been named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of

                                 INPRIMIS, INC.

                                   (Unaudited)

these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway is seeking indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. While the Company believes it will be able to assert numerous defenses to liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

Stockholders' Equity

        During the nine month period ended September 30, 2000, 132,995 shares were issued in connection with the exercise of options granted under the Company's stock option plans and with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $502,000.

Stock Option Plan

        During the nine month period ended September 30, 2000, the Company granted options to purchase 720,420 shares at prices ranging from $2.91 to $7.69 to both new and existing employees. During the nine month period ended September 30, 2000, options to purchase 230,171 shares were canceled.

Recently Issued Accounting Pronouncements

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 is applicable beginning with the Company's fourth quarter consolidated financial statements. Based on management's current analysis of SAB No. 101, management does not believe it will have a material impact on the financial results of the Company.

Item 2.
                                 INPRIMIS, INC.

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

        As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 2000 and 1999, the following table sets forth the financial information as a percentage of net sales and as a percent of change when compared to the earlier period:

                                                 Three Months ended                   Nine Months ended
                                                 September 30,         Percent        September 30,           Percent
                                                 2000       1999       Change         2000        1999        Change
                                                 ----       ----       ------         ----        ----        ------
Net sales...................................    100.0 %     100.0 %    (45.9) %      100.0 %      100.0 %      (54.9)%
Cost of goods sold..........................     68.0        97.1      (62.2)         89.3         89.8        (55.1)
                                                -----        ----                    -----        -----
       Gross profit ........................     32.0         2.9      499.6          10.7         10.2        (52.6)
                                                -----       -----                    -----        -----
Operating expenses:
  Research and development..................     10.4        11.0      (49.0)         16.3         10.4        (29.0)
  Selling, general and administrative.......     42.0        57.4      (60.3)         73.3         50.6        (34.6)
  Asset impairment and other charges........       --          --        *            37.8           --          *
                                                -----       -----                    -----        -----
        Total operating expenses............     52.4        68.4      (58.5)        127.4         61.0         (5.6)
                                                -----       -----                    -----        -----
Loss from operations........................    (20.4)      (65.5)     (83.1)       (116.7)       (50.8)         3.8
Non-operating income, net...................     10.6         2.9       98.2          15.1          1.2        467.2
                                                -----       -----                   ------        -----
Loss before income taxes ..................      (9.8)      (62.6)     (91.5)       (101.6)       (49.6)        (7.4)
Income taxes ...............................       --          --        *              --           --          *
                                                -----       ------                  ------        -----
Net loss....................................     (9.8) %    (62.6) %   (91.5)%      (101.6) %     (49.6) %      (7.5)%
                                                ======      ======                  =======       ======
*  Not meaningful


Results of Operations

        Net Sales. The Company's net sales decreased 45.9% to $4.2 million in the three months ended September 30, 2000 from $7.7 million in the three months ended September 30, 1999. For the nine months ended September 30, 2000, net sales decreased 54.9% to $12.3 million from $27.2 million for the comparable period in 1999. Sales in the three and nine month periods ended September 30, 2000 versus the comparable period in 1999 are shown by product category as follows:

                                                                      Three Months                    Nine Months
                                                                   Ended September 30,            Ended September 30,
                                                                  --------------------           --------------------
                                                                   2000          1999              2000        1999
                                                                   ----          ----              ----        ----
                                                                     (In Millions)                   (In Millions)
                                                                     -------------                   -------------
Data Communications...........................................   $  1.6        $  6.1            $  7.1      $ 21.5
Custom Manufacturing..........................................       --            --               0.1         0.5
Networking....................................................       --            --                --         0.4
Video Graphics................................................       --            --                --         0.1
I/O, IDE, & Multiport........................................       0.4           1.2               1.7         3.0
Video Conferencing............................................       --            --                --         0.3
Internet Access Device, Thin Client...........................      0.2           0.2               0.3         0.8
Engineering Services..........................................      2.0           0.2               3.1         0.6
                                                                 ------        ------            ------      ------
                                                                 $  4.2        $  7.7            $ 12.3      $ 27.2
                                                                 ======        ======            ======      ======

       The sales decrease was primarily attributable to data communications products. Sales of data communication products were adversely affected by industry-wide lower sales, pricing pressure, and the decision to exit the data communications business.

       With respect to the Global Village branded product, net sales decreased to $869,000 and $4.3 million in the three and nine month periods ended September 30, 2000 as compared to net sales of $3.5 million and $11.0 million in the comparable periods of 1999. The inclusion of non-Global Village brand modems with certain models being sold by Apple Computer, Inc. continued to negatively impact sales of Global Village modems along with the decision by the Company to exit the data communications business.

       Engineering services revenue for the three months ended September 30, 2000, consisted primarily of $1.3 million for contract engineering, $394,000 in royalties from licensing the Company's Internet appliance reference design, and $269,000 from prototype and product sales arising from engineering contracts. For the nine months ended September 30, 2000, engineering services revenue consisted primarily of $2.0 million for contract engineering, $800,000 in royalties from licensing the Company's Internet appliance reference design, and $274,000 from prototype and product sales arising from engineering contracts.

       International sales were $185,000 for the three months ended September 30, 2000 compared to $815,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, international sales decreased by 65% to $1.2 million from $3.4 million for the comparable period in 1999.

       Gross Profit. Gross profit was $1.3 million or 32.0% of net sales for the three months ended September 30, 2000 as compared to $223,000 or 2.9% of net sales for the three months ended September 30, 1999. The Company's gross profit improvement for the three months ended September 30, 2000, was the result of the Company's transition from being primarily a data communications products manufacturer to providing software and systems solutions-based services. For the nine months ended September 30, 2000, gross profit decreased by 52.6% to $1.3 million from $2.8 million for the comparable period in 1999. The Company's gross profit for the nine months ended September 30, 2000, was negatively impacted by deteriorating profit margins on data communications products which was caused by industry conditions and the Company's announced plans to exit the data communications business.

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless, a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and notes (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company has entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

       Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3,775,000 during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. As noted under "Recent Developments and Subsequent Events," the Company eliminated its purchase of data communications products from Boundless and has estimated that there will be a shortfall in meeting its contractual purchase commitment of $1,950,000. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through September 30, 2000, the use of Boundless to fufill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. As of September 30, 2000, no payments had been made to adjust the original amount of the contractual purchase commitment liability. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement. There is no minimum purchase obligation during the second year of the Supply Agreement.

         The gross profit margins for the Company have been impacted by poor general industry conditions such as lower sales and declining prices and the Company's transition out of the data communications business. The Company's decision to exit the data communications business will result in insignificant data communications product sales in the fourth quarter of 2000. The factors that have affected gross margins in the past for the data communications business, such as product and channel mix, wholesale distributors and retailers versus OEM's, component costs and manufacturing efficiency and capacity utilization will be different for the software and systems solution-based services business. Also, industry dynamics are different for a service business versus a products business.

       Research and Development Expenses. Research and development expenses decreased to $433,000 in the three months ended September 30, 2000 from $849,000 in the three months ended September 30, 1999. Research and development expenses decreased to $2.0 million for the nine months ended September 30, 2000 from $2.8 million in the nine months ended September 30, 1999. Research and development expenses decreased in the three and nine months ended September 30, 2000 versus the comparable periods in 1999 primarily as the result of closing the Sunnyvale, California location and the reclassification to cost of goods sold of certain engineering costs previously classified as research and development that are now related to contract engineering revenue.

       In the short term, as the Company makes the transition into an engineering services organization, a significant portion of the total hours worked on engineering projects will not be billable to third party clients and are therefore internal research and development related. In the future, the Company's goal is to bill external clients for an increasing portion of the engineering hours. While there is no assurance that it will be able to pass along such costs, the Company intends to continue expending capital towards research and development projects.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.8 million in the three months ended September 30, 2000 from $4.4 million in the three months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net sales decreased to 42.0% in the three months ended September 30, 2000 from 57.4% in the three months ended September 30, 1999. Selling, general and administrative expenses decreased to $9.0 million in the nine months ended September 30, 2000 from $13.7 million in the nine months ended September 30, 1999. Selling, general and administrative expenses as a percentage of net sales increased to 73.3% in the nine months ended September 30, 2000 from 50.6% in the nine months ended September 30, 1999. Selling, general and administrative expenses decreased in the three and nine months ended September 30, 2000 versus the comparable period in 1999 primarily as the result of the Company's efforts to reduce expenses. The Company's expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 were $1.0 million lower for technical support, $943,000 lower for rent, $802,000 favorable for warranty expense, $766,000 lower for marketing development funds, $502,000 lower for thin client marketing expense, $352,000 lower for trade shows, $205,000 lower for freight and courier costs, and included a $292,000 gain on the sale of fixed assets.

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

        Asset Impairment and Other Charges. As discussed above, the Company previously announced the sale of certain assets to Zoom which will provide the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000, and in the Company recording a charge to operations of $2,683,000 in the second quarter of 2000. The elimination of new purchase orders to Boundless will result in the Company's falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's product relating to the analog business may mitigate the shortfall, (see "Commitments and Contingencies" and "Agreement between Boca Research, Inc. and Zoom Telephonics"), the Company has estimated that this shortfall will be $1,950,000 and has taken a charge to operations for this amount. As of October 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless.

LIQUIDITY AND CAPITAL RESOURCES

        During the period from December 31, 1999, through September 30, 2000, the Company's working capital decreased by $7.4 million. This decrease was represented by decreases in accounts receivable of $1.2 million and inventory of $3.7 million and an increase in accrued expenses and other current liabilities of $872,000, offset by decreases in accounts payable of $2.5 million and deferred revenue of $269,000. Also in the nine months ended September 30, 2000, the Company had a $956,000 gain associated with the sale of shares previously received in connection with an exclusive marketing agreement, a gain on the sale of a foreign investment of $238,000, and a $292,000 gain on the sale of fixed assets. The Company's operations used cash of $6.0 million for the nine months ended September 30, 2000.

        The Company had a two-year collateralized revolving line of credit agreement which originally expired on November 9, 2000, and permitted borrowings of the lesser of $5 million or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5 million to $2.5 million. The interest rate during the second year of the agreement was 1/2% in excess of the prime rate. The loan agreement required the Company to maintain certain financial ratios, limited the incurrence of additional debt, and prohibited payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1999 or September 30, 2000. The line of credit was terminated early on October 6, 2000, and the Company does not currently intend to replace it.

        The Company incurred substantial operating losses in 1997, 1998, 1999, and in the first nine months of 2000 and it is likely that cash flow from operations will be negative in 2000. Such conditions may indicate that the Company may be unable to continue as a going concern for a reasonable period of time. However, management has implemented efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved. Further, the Company may have additional cash requirements in connection with the Boundless Transaction. The elimination of new purchase orders to Boundless will result in the Company's falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's products relating to the analog business may mitigate the shortfall, (see "Agreement between Boca Research, Inc. and Zoom Telephonics" and "Commitments and Contingencies"), the Company has estimated that this shortfall will be $1,950,000 and has taken a charge to operations for this amount. This will be a cash outflow over the next six months. As of October 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless. Although there can be no assurances that the Company will return to profitable operations in the near term, management believes that existing cash balances and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so would have a material adverse affect on its business, prospects, financial condition, and operating results and the Company's ability to continue as a going concern.

        The Company regularly evaluates acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company pursues one or more acquisitions, the Company's cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing may be required for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

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

         Uncertainty in Development of an Evolving Industry. The market for intelligent computing devices is emerging and the potential size of this market and the timing of its development are not known. As a result, the profitability of the Company is uncertain and its revenue may not grow as fast as anticipated, if at all. The Company is dependent upon the broad acceptance by business and consumers of a wide variety of intelligent computing devices, which depend on many factors, including:

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

       There can be no assurances that the Company will succeed in achieving its goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern.

         Software Development and Services Market; Low Barriers to Entry. The market for software development and services is becoming increasingly competitive. Increased competition may result in price reductions, lower gross margins and loss of market share, which would harm the Company's planned business. The Company faces competition from:

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

         New Products and Services, and Technological Changes. The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards and short product life cycles. The Company's success depends upon its ability to enhance its existing products and services and to introduce new products and services with features that meet changing end-user requirements. The Information Technology ("IT") sector in which the Company offers outsourcing and other services is characterized by rapidly changing technology with continuous improvements in both computer hardware and software and rapid obsolescence of current systems. The Company's success will depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. Additionally, there can be no assurance that the Company will be successful in identifying new markets, in developing and marketing new products and services, or in enhancing its existing products and services, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new, or enhancing existing, products and services, due to delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

         Potential Fluctuations in Quarterly Results. The Company's quarterly operating results have varied significantly, and continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock. These factors include the level of demand for the Company's products and services, competition, competitive pricing pressures, and the timing of engineering contracts and completion of the contracts per the specified terms. There can be no assurance that the Company will be able to return to its growth in revenue or profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future revenue. If sales and revenue levels are below expectations, operating results may be adversely affected, which would likely have an adverse effect on the trading price of the Company's Common Stock.

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

         Competition. The markets for the Company's products and services are increasingly competitive, resulting in increasing pricing pressures. Some of the Company's competitors have significantly greater financial, technical, product development, manufacturing and marketing resources than the Company. The Company believes that its ability to compete depends on a number of factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's, or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results. In addition, as the Company enters into new markets, such as Internet TV appliances, the Company anticipates that it will encounter competition from a number of well-established companies, many of which have greater financial, technical, product development, manufacturing and marketing resources and experience.

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

         Dependence on Key Personnel. The Company is highly dependent on its executive officers and other key personnel, many of whom could be difficult to replace. If certain of these people were to leave the Company, operating results could be adversely affected. The future growth and success of the Company also depends in part on its ability to attract and retain skilled employees.

PART II.
                                 INPRIMIS, INC.
                                OTHER INFORMATION

Item 1. Legal Proceedings

        The information required by this Item is disclosed in the "Commitments and Contingencies" Note to the Company's Condensed Consolidated Financial Statements contained in Part I hereof.


Items 2-3.

        Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

        At the Special Meeting of Stockholders of the Company held on September 29, 2000, the stockholders approved an amendment to the Company's Articles of Incorporation to change the name of the Company from Boca Research, Inc. to Inprimis, Inc.

The voting was as follows:


   For              Against                Withheld              Non-Voted
   ---              -------                --------              ---------
9,521,513           64,122                  14,003               2,009,150


Item 5. Other Information

        On September 29, 2000, the Company announced that the Board of Directors had elected Eduard Will as the Company's new Chief Executive Officer, effective November 1, 2000. Mr. Will's start date has been postponed until such time as he receives all required immigration documentation necessary to allow him to serve as Chief Executive Officer of the company.


Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits:

                         Exhibit 3(i)       Articles of Incorporation.
                         Exhibit 10.1 Amended and Restated Employment Agreement, dated as of September 29, 2000, between Eduard J. Will and the Company.
                         Exhibit 11.1 Calculation of shares used in determining earnings per share.

        (b)     Reports on Form 8-K

                         None.

                                 INPRIMIS, INC.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



Dated:  November 14, 2000                       /s/ Robert W. Ferguson
                                                --------------------------------
                                                Robert W. Ferguson
                                                Chief Executive Officer and
                                                Chairman of the Board of
                                                Directors
                                                (Principal Executive Officer)





Dated:  November 14, 2000                       /s/ R. Michael Brewer
                                                --------------------------------
                                                R. Michael Brewer
                                                Vice President of Finance and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                 INPRIMIS, INC.

                                INDEX TO EXHIBITS

     No.                         Description
-------------      ---------------------------------------

Exhibit 3(i)       Articles of Incorporation

Exhibit 10.1 Amended and Restated Employment Agreement, dated as of September 29, 2000, between Eduard Will and the Company.

Exhibit 11.1       Calculation of shares used in determining earnings per share

Exhibit 3(i)

                                                                          FILED
                                                            93 FEB 17  AM  8:43
                                                             SECRETARY OF STATE
                                                            TALLAHASSEE FLORIDA


                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                                       OF
                               BOCA RESEARCH, INC.

                                    ARTICLE I

                                      Name

                     The name of this Corporation shall be:

                               BOCA RESEARCH, INC.

                                   ARTICLE II

                      Principal office and Mailing Address

     The address of the Principal office and mailing address of this Corporation shall be:
                              6413 Congress Avenue
                            Boca Raton, Florida 33487

                                   ARTICLE III

                              Business and Purposes

     The general purpose for which this Corporation is organized is the transaction of any and all lawful business for which corporations may be incorporated under the Business Corporation Act of the State of Florida, and any amendments thereto, and in connection therewith, this Corporation shall have and may exercise any and all powers conferred from time to time by law and upon corporations formed under such Act.

                                   ARTICLE IV

                                  Capital Stock

     1.     Authorized Capitalization.

            (a) The total number of shares of capital stock authorized to be issued by this Corporation shall be:

            25,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"'); and

            5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

            (b) The designations, relative rights, preferences and limitations of each class of stock, itemized by class, shall be as follows:

                 (i) Preferred Stock. Shares of the Preferred Stock may be issued from time to time in one or more series. The board of directors of this Corporation (hereafter the "Board of Directors" or "Board") by resolution shall establish each series of Preferred Stock and fix and determine the number of shares and the designations, preferences, limitations and relative rights of each such series, provided that all shares of the Preferred Stock shall be identical except as to the following relative rights and preferences, as to which there may be variations fixed and determined by the Board of Directors between different series:

                      (A)  The rate of manner of payment of dividends.

                      (B) Whether shares may be redeemed and, if so, the redemption price and the terms and conditions of redemption.

                      (C) The amount payable upon shares in the event of voluntary and involuntary liquidation.

                      (D) Sinking fund provisions, if any, for the redemption or purchase of shares.

                      (E) The terms and conditions, if any, on which the shares may be converted.

                      (F)  Voting rights, if any.

                      (G) Any other rights or preferences now or hereafter permitted by the laws of the State of Florida as variations between different series of preferred stock.

                           (ii)  Common Stock.  Each share of Common Stock shall
be entitled to one vote on all matters submitted to a vote of shareholders, except matters required to be voted on exclusively by holders of Preferred Stock or any series of Preferred Stock. The holders of Common Stock shall be entitled to such dividends as may be declared by the Board of Directors from time to time, provided that required dividends, if any, on the Preferred Stock have been paid or provided for. In the event of the liquidation, dissolution, or winding up, whether voluntary or involuntary, of this Corporation, the assets and funds of this Corporation available for distribution to shareholders, and remaining after the payment to holders of Preferred Stock of the amounts to which they are entitled, shall be divided and paid to the holders of the Common Stock according to their respective shares.

     2.     No Preemptive Rights.

            (a) Preferred Stock. Unless otherwise specifically provided in the terms of the Preferred Stock, the holders of any class of Preferred Stock of this Corporation shall have no preemptive right to subscribe for and purchase their proportionate share of any additional Preferred Stock (of the same class or otherwise) or Common Stock issued by this Corporation, whether such additional shares are issued for cash, property, services or any other consideration and whether or not such shares are presently authorized or are authorized by subsequent amendment to these Articles of Incorporation.

            (b)  Common Stock. The holders of Common Stock of this
Corporation shall have no preemptive right to subscribe for and purchase their proportionate share of any additional Preferred Stock or Common Stock issued by this Corporation, whether such additional shares are issued for cash, property, services or any other consideration and whether or not such shares are presently authorized or are authorized by subsequent amendment to these Articles of Incorporation.

     3. Payment for Stock. The consideration for the issuance of shares of capital stock may be paid, in whole or in part, in cash, in promissory notes, in other property (tangible or intangible), in labor or services actually performed for this Corporation, in promises to perform services in the future evidenced by a written contract, in other securities of this Corporation, or in other benefits to this Corporation at a fair valuation to be fixed by the Board of Directors. When issued, all shares of stock shall be fully paid and non-assessable.

                                    ARTICLE V

                            Existence of Corporation

     This Corporation shall have perpetual existence unless dissolved by law.

                                   ARTICLE VI

                                    Directors

     The Board of Directors of this Corporation shall consist of not less than three (3) members, the exact number of directors to be fixed from time to time as provided in the By-laws of this Corporation.

                                   ARTICLE VII

                                 Indemnification

     This Corporation shall, to the fullest extent permitted by the provisions of the Business Corporation Act of the State of Florida, as the same may be amended and supplemented, indemnify any and all persons whom it shall have the power to indemnify under said provisions from and against any and all of the expenses, liabilities or other matters referred to in or covered by said provisions, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which any of such persons may be entitled under any by-law, agreement, vote of shareholders or disinterested directors, or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director, officer, employee or agent of this Corporation and shall inure to the benefit of the heirs, executors and administrators of such person.

                                  ARTICLE VIII

                     Registered Office and Registered Agent

     The registered office of this Corporation shall be located at 6413
Congress Avenue, Boca Raton, Florida 33487 and the registered agent of this Corporation at such office shall be Howard W. Yenke. This Corporation shall have the right to change such registered office and such registered agent from time to time, as provided by law.

                                   ARTICLE IX

                                     Bylaws

     1. Adoption, Amendment, Etc. The power to adopt the bylaws of this Corporation, to alter, amend or repeal the bylaws, or to adopt new bylaws, shall be vested in the Board of Directors of this Corporation; provided, however, that any bylaw or amendment thereto as adopted by the Board of Directors may be altered, amended, or repealed by vote of the shareholders entitled to vote thereon, or a new bylaw in lieu thereof may be adopted by the shareholders, and the shareholders may prescribe in any bylaw made by them that such bylaw shall not be altered, amended or repealed by the Board of Directors.

     2. Scope. The by-laws of this Corporation shall be for the government of this Corporation and may contain any provisions or requirements for the management or conduct of the affairs and business of this Corporation, provided the same are not inconsistent with the provisions of these Articles of Incorporation, or contrary to the laws of the State of Florida or of the United States.

                                    ARTICLE X

                              Shareholder Meetings

     1. Annual Meetings. The annual meeting of the Shareholders of this Corporation shall be held between January 1 and December 31, inclusive, in each year for the purpose of electing directors and for the transaction of such other proper business as may come before the meeting, the exact date to be established by the Board of Directors from time to time.

     2. Special Meetings. Special meetings of the shareholders of this Corporation for any purpose or purposes may be called at any time by (a) the Board of Directors; (b) the Chairman of the Board of Directors (if one is so appointed); (c) the President of this Corporation; or (d) by holders of not less than 25% of all the votes entitled to be cast on any issue proposed to be considered at the proposed special meeting, if such shareholders sign, date and deliver to the Secretary of this Corporation one or more written demands for the meeting describing the purposes for which it is to be held. Special meetings of the shareholders of this Corporation may not be called by any other person or persons.

     At any special meeting of shareholders, only such business shall be conducted, and only such proposals shall be acted upon, as shall have been set forth in the notice of such special meeting.

                                   ARTICLE XI

                     Amendment of Articles of Incorporation

     This Corporation reserves the right to amend, alter, change or repeal any provisions contained in these Articles of Incorporation in the manner now or hereafter prescribed by statute, and all rights conferred upon the shareholders herein are subject to this reservation.

     IN WITNESS WHEREOF, BOCA RESEARCH, INC. has caused these Amended and Restated Articles of Incorporation to be executed and acknowledged by its President and Secretary this 12th day of February, 1993.

ATTEST:                                              BOCA RESEARCH, INC.

                                (CORPORATE SEAL)

/s/ Robert W. Federspiel                    By: /s/ Howard W. Yenke
-----------------------------------             ------------------------------
Robert W. Federspiel, Secretary                 Howard W. Yenke, President
                                                 Registered Agent


Howard W. Yenke hereby accepts the duties and responsibilities of registered agent for the above corporation.

                            CERTIFICATE OF PRESIDENT
                                       OF
                               BOCA RESEARCH, INC.

     Pursuant to the provisions of Section 607.1007(4) of the Florida Business Corporation Act, the undersigned hereby certifies as follows:

     (a) The Amended and Restated Articles of Incorporation of Boca Research, Inc. (the "Company") attached hereto contain amendments to the Company's Articles of Incorporation that require shareholder approval.

     (b) The Company only has one class of capital stock outstanding and the Company's shareholders duly adopted all of the amendments set forth in the Company's Amended and Restated Articles of Incorporation by majority vote on February 12, 1993, pursuant to Section 607.0704 of the Florida Business Corporation Act. The aforementioned vote satisfies the requirements of Florida law to amend and restate the Company's Articles of Incorporation.

                               BOCA RESEARCH, INC.


                                                By: /s/ Howard W. Yenke
                                                    ---------------------------
                                                    Name:  Howard W. Yenke
                                                    Title:     President

                                                                          FILED
                                                        00  OCT  5  PM  4:39 PM
                                                             SECRETARY OF STATE
                                                            TALLAHASSEE FLORIDA


                     AMENDMENT TO ARTICLES OF INCORPORATION
                                       of
                               BOCA RESEARCH, INC.

     Pursuant to the provisions of Section 607.1003 of the Florida Statutes, the undersigned corporation adopts the following Articles of Amendment to its Articles of Incorporation:
     1.  The name of the Corporation is BOCA RESEARCH, INC.
     2.  Article I is hereby amended in its entirety to read:

                                    ARTICLE I

                                      Name

              The name of this corporation shall be: INPRIMIS, INC.

     3. The above Amendment was recommended to the shareholders by the Board of Directors, approved by the shareholders on September 29, 2000, at a duly held meeting of the Corporation, and the number of votes cast for the amendment by the shareholders was sufficient for approval.

                     DATED this 29th day of September, 2000.

                                           BOCA RESEARCH, INC.


                                           By:  /s/ Robert W. Federspiel
                                                -------------------------------
                                                Robert W. Federspiel
                                                Secretary

STATE OF FLORIDA
COUNTY OF PALM BEACH

     The foregoing instrument was acknowledged before me this 29th day of September, 2000, by ROBERT W. FEDERSPIEL, Secretary of BOCA RESEARCH, INC., [X] who is personally known to me, OR [__] who has produced _________________ as identification and who executed the foregoing in their duly authorized capacity on behalf of the corporation.


                                           /s/ Roberta L. Ryncarz
                                           ----------------------------------
                                           Roberta L. Ryncarz
                                           Notary Public
                                           State of Florida
                                           My Commission Expires:  Mar 31, 2004
                                           Commission No.: #CC910366
                                           (SEAL)

Exhibit 10.1

                    AMENDED AND RESTATED EMPLOYMENT AGREEMENT

         THIS AMENDED AND RESTATED EMPLOYMENT AGREEMENT is made and entered into this 29th day of September, 2000, by and between INPRIMIS, INC., a Florida corporation, formerly known as BOCA RESEARCH, INC. (hereinafter referred to as "the Company"), and EDUARD WILL (hereinafter referred to as "Mr. Will").

                              W I T N E S S E T H:

         WHEREAS, the Company desires to employ Mr. Will as President and Chief Executive Officer of the Company, and Mr. Will desires to serve as President and Chief Executive Officer of the Company, on the terms and conditions hereinafter set forth.

         NOW, THEREFORE, in consideration of the mutual covenants and promises contained herein, the parties hereto, each intending to be legally bound hereby, agree as follows:

         1. Employment. The company hereby employs Mr. Will as the fulltime President and Chief Executive Officer of the Company, and Mr. Will accepts such employment for the term of employment specified in Section 4 below (the "Employment Term"). During the Employment Term, Mr. Will shall, subject to the direction of the Board of Directors of the Company, oversee and direct the operations of the Company and perform such other duties as may from time to time be assigned to him by the Board of Directors.

         2. Performance. Mr. Will agrees to devote his best efforts and all of his business time to the performance of his duties hereunder during the Employment Term. As President and Chief Executive Officer, Mr. Will is expected to provide his services at the Company's headquarters in Boca Raton, Florida, except when traveling on business on behalf of the Company. Mr. Will shall be entitled to serve on third party Boards of Directors upon the consent of the Company.

         3. Employment Term. The Employment Term shall begin upon Mr. Will obtaining the required immigration documentation in order to allow Mr. Will to accept the position and employment provided for in this Agreement (the "Commencement Date") and continue through October 31, 2003, (the "Employment Term"). In the event Mr. Will shall not have obtained such required immigration documentation by February 15, 2001, the Company shall have the right to terminate and cancel this Agreement. Employment during the Employment Term shall be subject to termination in accordance with the terms of this Agreement.

         4.      Compensation.

                 a) Salary. During the Employment Term, the Company shall pay Mr. Will a base salary, payable in equal bi-weekly installments, subject to withholding and other applicable taxes, at an annual rate of Three Hundred Sixty-two Thousand Dollars ($362,000.00).

                 b) Bonus. During the Employment Term, in addition to the annual base salary payable to Mr. Will, Mr. Will shall have the opportunity to earn a bonus, based on the Targeted Business Plan as approved by the Board of Directors for the corporate fiscal year of such Employment Term (the "Target"), as measured by earnings per share and other criteria determined by the Compensation Committee each year. Any bonus earned by Mr. Will shall be payable to Mr. Will at the same time as the Company distributes the bonuses, if any, to the other officers of the Company.

                 c) Stock Options. The Company shall grant to Mr. Will on the Commencement Date the option to purchase all or any part of an aggregate of 250,000 shares of common stock of the Company, at a purchase price as of the close of business on the day prior thereto, and shall grant to Mr. Will, on January 1, 2001, the option to purchase an additional 100,000 shares of common stock of the Company at a purchase price as of the close of business on the day prior to the Commencement Date, all of which are subject to the following vesting schedule:

           Cumulative Number of
           Shares for Which Option
           Will be Exercisable                         Date of Vesting
           -------------------                         ---------------
                 116,667                            On November 1, 2001

                 233,334                            On November 1, 2002

                 350,000                            On November 1, 2003,

and further subject to the terms, conditions and provisions of the 1992 Employee Stock Option Plan and subject to such conditions as are established in the Stock Option Agreement to be approved by the Compensation Committee.

                 d) Insurance; Other Benefits. Mr. Will shall be entitled to participate in all employee benefit plans now existing or hereinafter established by the Company, including, but not limited to, medical/dental insurance plans, group life and disability insurance plans, 401(k) Plan, pension, profit sharing or bonus plans, Employee Stock Purchase Plan, and any other employee benefit plan or arrangement made available to executive officers of the Company. For the purpose of determining Long Term Disability and Life Insurance benefits Mr. Will's base compensation shall be equal to his base salary.

                 e) Vacation. Mr. Will shall be entitled to take four weeks of paid vacation during each year of the Employment Term, to be taken at such time or times as shall be mutually convenient and consistent with his duties and obligations to the Company.

         5.      Expenses.

                 a) Mr. Will shall be reimbursed by the Company for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with the policies established by the Board of Directors from time to time and upon receipt of appropriate documentation. Mr. Will shall be responsible for all of his travel and other expenses for commuting to work from his home.

                 b) The Company agrees to provide Mr. Will with reasonable legal assistance in his application for appropriate immigration work documentation and obtaining such authorization is an essential element of this Agreement. In the event such required documentation is not obtained to allow Mr. Will's continuing services, such shall be grounds for termination with cause pursuant to Section 8 of this Agreement.

         6. Agreement Not to Compete. Mr. Will agrees that during the Employment Term and during the Non-Competition Period (defined below) he will not in any capacity, either separately, jointly, or in association with others, directly or indirectly, as an officer, director, consultant, agent, employee, owner, partner, stockholder or otherwise, engage or have a financial interest in any business which competes with the Company in the United States (excepting only the ownership of not more than 5% of the outstanding securities of any class listed on an exchange or regularly traded in the over-the-counter market). The "Non-Competition Period" shall mean the period ending one year after either
(a) the termination of his employment hereunder by the Company , provided that the Company continues to comply with its obligations under Section 9(b) hereof during such one year period, or (b)the termination of his employment hereunder by virtue of Mr. Will's resignation, unless such resignation is for Good Reason (as defined below). Mr. Will further agrees that during the Non-Competition Period, except in connection with the performance of services hereunder, he will not in any capacity, either separately, jointly or in association with others, directly or indirection, solicit or contact with regard to a business competitor of the Company any of the Company's employees, consultants, agents or suppliers, customers or prospects, as shown by the Company's records, that were employees, consultants, agents, suppliers, customers or prospects of the Company at any time during the year immediately preceding the termination of employment hereunder. For purposes of this Agreement, "Good Reason" shall mean the resignation of Mr. Will due to (a)a material change in Mr. Will's duties and responsibilities which interfere with his ability to manage the affairs of the Company, (b)a material modification of Mr. Will's duties hereunder such that such duties are not consistent with the duties of a chief executive officer of a company of similar size and in a similar business as the Company, or (c)a Change of Control (as defined in the Option Agreement).

                 If a court determines that the foregoing restrictions are too broad or otherwise unreasonable under applicable law, including with respect to time or space, the court is hereby requested and authorized by the parties hereto to revise the foregoing restrictions to include the maximum restrictions allowed under the applicable law. Mr. Will expressly agrees that breach of the foregoing would result in irreparable injuries to the Company, that the remedy at law for any such breach will be inadequate and that upon breach of this provision, the Company, in addition to all other available remedies, shall be entitled as a matter of right to seek injunctive relief in any court of competent jurisdiction.

         7. Secret Processes and Confidential Information. For the Employment Term and thereafter, Mr. Will agrees to be bound by the terms and conditions of the Company's Business Code of Conduct and the Confidentiality Agreement executed this date by Mr. Will in favor of the Company.

         8.      Termination.

                 a) Termination at End of Term. The employment of Mr. Will hereunder shall automatically terminate at the end of the Employment Term, unless otherwise terminated in the manner provided in this Section 8.

                 b) Termination by the Company With Cause. The Company shall have the right at any time to terminate Mr. Will's employment hereunder upon the occurrence of any of the following (any such termination being referred to as a termination for "Cause"):

                      i) the commission by Mr. Will of any proven embezzlement of a material amount of funds or other proven deliberate and premeditated act of dishonesty against the financial or business interests of the Company which adversely affects the Company;

                      ii) the breach by Mr. Will of any material term of the Business Code of Conduct, which breach is not cured within 30 days subsequent to notice from the Company to Mr. Will specifying such breach;

                      iii) the conviction by Mr. Will of or the pleading by Mr. Will of nolo contendere to, a felony;

                      iv) the willful failure or refusal of Mr. Will to materially perform the duties specified in and pursuant to
                 Section 1 hereof or to follow the lawful directives of the Board of Directors (provided that the lawfulness of such directives is confirmed by general counsel to the Company), which failure or refusal is not cured within 15 days subsequent to notice from the Company to Mr. Will specifying the nature of such failure or refusal; or

                      v) the breach by Mr. Will of any material terms of this Agreement, which beach is not cured within 30 days subsequent to notice from the Company to Mr. Will specifying such breach.

                      vi) the failure to maintain proper immigration documentation and approvals for Mr. Will to provide the services required under this Agreement.

                 c) Termination Upon Death or Disability. Mr. Will's employment hereunder shall automatically terminate upon Mr. Will's death or upon his inability to perform his duties hereunder by reason of any mental, physical or other disability for a period of at least six consecutive months, as determined by a qualified physician selected by Mr. Will from a list of five physicians selected by the Company.

                 d) Termination by the Company Without Cause. The Company shall have the right to terminate Mr. Will's employment at any time for any reason without Cause.

                 e) Resignation by Mr. Will. Mr. Will shall have the right to resign his employment with the Company, in good standing, provided a 60 day notice is given, at any time for any reason.

         9.      Effect of Termination of Employment.

                 a) With Cause; Resignation; Death or Disability. If Mr. Will's employment is terminated with Cause pursuant to Section 8(b), if Mr. Will's employment is terminated by the death or disability of Mr. Will pursuant to
Section 8(c), or if Mr. Will elects to terminate his employment, Mr. Will's salary and other benefits specified in Section 4 shall cease at the time of such termination; provided, however, that Mr. Will shall be paid for all accrued and unused vacation and be entitled to continue to participate in the Company's medical benefit plans to the extent required by law. Further, in the event Mr. Will's employment is terminated by the death or disability of Mr. Will pursuant to Section 8(c), Mr. Will will be entitled to be paid a prorata amount of bonus, if any, which would have been earned by Mr. Will based upon the earnings of the Company as of the end of the quarter during which Mr. Will's death or termination by disability occurred. By way of example, in the event Mr. Will died on September 15 during the Employment Term and the Company, at the end of the third quarter, earned 110% of its Targeted Business Plan for the entire employment year, Mr. Will would be entitled to the amount of bonus which would have been paid pursuant to Section 4(b) of this Agreement in the event Mr. Will had survived the entire year based upon such 110% achievement.

                 b) Without Cause by the Company. If Mr. Will's employment is terminated by the Company without Cause pursuant to Section 8(d), Mr. Will's salary and other benefits specified in Section 4 shall cease at the time of such termination, provided, however, that Mr. Will shall be entitled to be paid for all accrued unused vacation and continue to participate in the Company's medical benefit plan to the extent required by law.

                 In the event the termination occurs within the first eighteen
(18) months of this Agreement,

                      (i) Mr. Will shall be entitled to receive his annual base salary payable under Section 4(a) for a period through the twenty-fourth (24th) month of this Agreement, and

                      (ii) all options which would have vested during such 24 months shall accelerate and immediately vest.

                 In the event such termination occurs after the first eighteen months of this Agreement, Mr. Will shall be entitled to receive one year's annual base salary, payable in twelve (12) equal monthly installments commencing on the 1st day of the month following termination, as "Severance Pay." Further, all existing stock options theretofore granted to Mr. Will shall be deemed immediately vested, subject to the terms of the 1992 Employee Stock Option Plan.

                 Mr. Will shall not be required to mitigate the amount of any payment provided for in this Section 9(b) by seeking other employment or otherwise; provided, however, that if Mr. Will accepts any other employment for compensation of any kind, deferred or otherwise, during such period during which the said Severance Pay is being made, such Severance Pay shall terminate and the Company shall be under no further obligations to Mr. Will therefor. In the event of such termination whereby the Severance Pay is being made as provided above, Mr. Will's employment shall be deemed to continue during such period that the severance payments are being made, exclusively for the purpose of exercising options pursuant to the 1992 Employee Stock Option Plan and for the purpose of Mr. Will's continuing on the Company's group medical, dental, and life insurance plans. Mr. Will shall also be entitled to receive the amount of all bonuses required to be paid to Mr. Will under Section 4(b) for the year ended December 31 of such year of termination.

         10. Insurance. The Company may purchase insurance on the life of Mr. Will, and if it does so, Mr. Will shall cooperate fully by performing all the requirements of the life insurer which are necessary conditions precedent to the issuance of the life insurance policy issued by it.

         11. Notice. Any notices required or permitted hereunder shall be in writing and shall be deemed to have been given when personally delivered or when mailed, certified or registered mail, postage prepaid, to the following addresses or such other address as to which notice is given in the manner provided herein:

                  If to Mr. Will:

                           Eduard Will
                           ======================

                  If to the Company:
                           Boca Research, Inc.
                           1601 Clint Moore Road
                           Boca Raton, Florida 33487
                           Attn:  Chairman

         12.     General.

                 a) Governing Law. The terms of this Agreement shall be governed by and construed under the laws of the State of Florida without regard to its principles of conflicts of laws.

                 b) Assignability. Mr. Will may not assign his interest in or delegate his duties under this Agreement. The Company may not assign the Agreement or the rights and obligations hereunder without consent of Mr. Will.

                 c) Enforcement Costs. In the event that either the Company or Mr. Will initiates an action or claim to enforce any provision or term of this Agreement, the costs and expenses (including attorneys' fees) of the prevailing party shall be paid by the other party, such party to be deemed to have prevailed if such action or claim is concluded pursuant to a court order or final judgment which is not subject to appeal, a settlement agreement or dismissal of the principle claims.

                 d) Binding Effect; Successors. This Agreement shall be binding upon and inure to the benefit of the Company, its permitted successors and assigns and Mr. Will, his representatives and heirs. The Company will require that any successor (whether direct or indirect, by purchase of stock or assets, by merger, by consolidation or otherwise) to all or substantially all of the business and/or assets of the Company, together with such successor's ultimate parent corporation (if any), will be jointly and severally liable for the obligations owed to Mr. Will hereunder and will perform this Agreement in the same manner and to the same extent that the Company is obligated to perform it. Any succession shall not, however, relieve or alter the Company's continuing liability for all obligations owing to Mr. Will hereunder. Mr. Will acknowledges and understands, however, that Mr. Will's employment by a successor to the Company, if consistent with the terms and provisions of this Agreement, will not be deemed a termination of his employment with the Company.

                 e) Entire Agreement; Modification. This Agreement constitutes the entire agreement of the parties hereto with respect to the subject matter hereof and may not be modified or amended in any way except in writing by the parties hereto.

                 f) Duration. Notwithstanding the term of employment hereunder, this Agreement shall continue for so long as any obligations remain under this Agreement.

                 g) Relationship with Infomatec. Mr. Will hereby agrees that he shall, immediately upon the execution of this Agreement, resign from all positions held by him with Infomatec and any of its subsidiaries and that he shall not participate subsequent to the date of this Agreement, directly or indirectly, in the sale or transfer of any Boca Research, Inc. common stock held by Infomatec and/or any of its subsidiaries in the public markets.

         IN WITNESS WHEREOF, the parties hereto, intending to be legally bound, have hereunto executed this Agreement the day and year first above written.

                              INPRIMIS, INC.

                              By:__________________________________
                              Name:        Robert W. Ferguson
                              Title:       Chairman of the Board



                              ____________________________________EDUARD WILL

Exhibit 11.1

                                 INPRIMIS, INC.

                  EXHIBIT 11.1 - CALCULATION OF SHARES USED IN
                         DETERMINING NET LOSS PER SHARE
                                   (Unaudited)

                               September 30, 2000

                                                            Three Months Ended     Nine Months Ended
                                                            September 30, 2000     September 30, 2000
                                                            ------------------     ------------------
Shares outstanding at January 1, 2000.......................        11,475,793             11,475,793
Shares issued January 1, 2000 in
  connection with the 1992 Employee
  Stock Purchase Plan.......................................            13,813                 13,813
Shares issued in connection with a
  non-qualified stock option plan...........................           111,832                 86,699
Shares issued July 3, 2000 in
  connection with the 1992 Employee
  Stock Purchase Plan.......................................             7,350                  2,477
                                                                    ----------             ----------
Weighted average shares outstanding.........................        11,608,788             11,578,782
                                                                    ==========             ==========


                               September 30, 1999

                                                            Three Months Ended     Nine Months Ended
                                                            September 30, 1999     September 30, 1999
                                                            ------------------     ------------------

Shares outstanding at January 1, 1999.......................         8,756,487              8,756,487
Shares issued January 1, 1999 in
  connection with the 1992 Employee
  Stock Purchase Plan.......................................            20,643                 20,643
Shares issued May 28, 1999 to
  Infomatec Integrated Information
  Systems AG................................................         1,747,965                806,753
Shares issued July 1, 1999 in
  connection with the 1992 Employee
  Stock Purchase Plan.......................................            23,270                  7,842
Shares issued in connection with a
  non-qualified stock option plan...........................           163,019                 61,438
Shares issued September 24, 1999 to
  National Semiconductor Corporation........................            52,583                 17,720
                                                                    ----------              ---------
Weighted average shares outstanding.........................        10,763,967              9,670,883
                                                                    ==========              =========