Form 10-K
period 2000-12-31
INPRIMIS INC
filed 2001-03-23
CIK 895642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 ---------------

                                    Form 10-K

(Mark One)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2000
                                             -----------------

                                       or

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1935

          For The Transition Period From ____________ to ____________

                         Commission File Number 0-21138

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

         Aggregate market value of voting stock by non-affiliates as of
                           March 1, 2001: $10,035,160

   Shares of Common stock outstanding as of March 1, 2001: 11,623,604 shares


Documents Incorporated by Reference:

    Specifically identified information in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders scheduled to be held on May 14, 2001, is incorporated by reference into Part III hereof.

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

                        INPRIMIS, INC. ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

                                     INDEX

                                                                          Page
PART I                                                                    ----

ITEM 1.  BUSINESS........................................................   3
ITEM 2.  PROPERTIES......................................................   7
ITEM 3.  LEGAL PROCEEDINGS...............................................   7
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   8
ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT............................   8

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.............................................   9
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA............................  10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.............................  11
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......  18
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................  19
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.............................  36

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............  36
ITEM 11. EXECUTIVE COMPENSATION..........................................  36
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  36
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  36

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.  36

                                     PART I

ITEM 1: BUSINESS

    Founded in 1985, Inprimis, Inc., formerly Boca Research, Inc. ("Inprimis" or the "Company"), through its wholly owned subsidiary, Inprimis Technologies, Inc., provides product design services, customizes embedded system software, and offers systems engineering and manufacturing consultation services for interactive TV, video on demand, Internet access, and other convergent technology appliances. The Company previously marketed communications software as well as data communications, I/O, multiport, and video products and has transitioned from a manufacturer and marketer of these devices to a software and systems solutions-based enterprise. The Company assists both large and small consumer electronics companies, cable operators, Internet service providers, and telecommunications companies achieve rapid time-to-market by allowing them to utilize the Company's design expertise and cost-effective solutions. The Company is a Florida corporation headquartered in Boca Raton, Florida.

    The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. The Company is no longer offering data communications products. In conjunction with this transition, the Company changed its name from Boca Research, Inc. to Inprimis, Inc. The Company's data communications sales continued to decline during the year ended December 31, 2000, and, in that regard, the Company is no longer purchasing new data communications products from Boundless Manufacturing Services, Inc. ("Boundless"), the manufacturing subcontractor previously utilized by the Company. Procurement of new data communications products was eliminated by September 30, 2000. The Company's sale of certain assets to Zoom Telephonics, Inc. ("Zoom"), on July 28, 2000 provided the Company with a smooth and customer-oriented transition out of the data communications products business. The Company has continued to reduce its headcount and has consolidated its operations into a single facility to reduce its expenses and cash outflow. The Company will continue to engage in cost-reduction practices that will make its operations more efficient. The Company no longer plans to pursue the development of its wholly-owned subsidiary, AppsCom, Inc., which was organized in August 1999, with a view toward providing computer applications outsourcing by leasing applications to remote users via an application server based network.

    The Company provides design services for Internet-based information and entertainment appliances. In addition, the Company develops hardware and set-top box reference platforms that can be quickly adapted to meet specific customer product requirements. These platforms include integrated computer designs, such as set-top boxes, for a variety of high-speed communications, including DSL (Digital Subscriber Line), cable, and satellite networks. The Company provides customized design and development services and licenses its designs to customers on a royalty basis. Focusing on client-side technology, the Company provides software-intensive engineering services related to the integration of software and hardware. This business model is intended to provide the Company with revenue streams from both engineering design services and royalties from the deployed design. The Company believes that it can assist its customers from concept to production not only by designing the reference platform but also by providing consultation services regarding the manufacture of the finalized product. Throughout the entire process, the Company seeks to help its customers bring their products to the market quickly and cost-effectively by increasing speed to market and by reducing personnel, research and development, and fixed costs. The Company is committed to providing high-quality, cost-effective services and products that meet or exceed customers' needs while seeking to achieve profitability through mutually beneficial relationships with customers and business partners. The Company's business is generally not seasonal. For a summary of the Company's revenues, profit/loss and total assets, reference is made to the Company's Consolidated Financial Statements and to the Notes thereto, located in Item 8 of this Form 10-K. Additionally, for a breakdown of the Company's net sales by product categories for the past three fiscal years, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, located in Item 7 of this Form 10-K.


Strategy

    The Company, as a software and systems solutions-based enterprise, has a strategy to:

    Target additional interactive TV (iTV) market segments. The Company believes that it can increase its opportunity to develop additional tools by increasing the breadth of its participation in the iTV industry through targeting selected categories in other segments of the iTV value chain.

    Pursue customers in multiple segments of the iTV industry where a good fit for our core competencies and other skills exists. The Company will focus on the iTV industry and seek to build a technology/Intellectual Property portfolio via work funded by customers.

    Build core competencies in providing quality customer service. The Company seeks to differentiate itself through the quality of its customer service. The Company assists its customers from concept to production not only by designing the reference platform but also by providing consultation services regarding the manufacture of the finalized product. Throughout the entire process, the Company's strategy is to assist its customers in bringing their products to the market quickly and cost effectively by increasing speed to market and in reducing personnel, research and development, and fixed costs.

    Pursue strategic partnerships and acquisitions. The Company believes that establishing strategic relationships with third parties will enable access to emerging technologies at an earlier date than otherwise possible, helping to expand the Company's market penetration. The Company also will consider acquisitions in support of the Company's strategic and business plans.

Reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, located in Item 7 of this Form 10-K, for a discussion of "Certain Factors That May Affect Future Performance."


Product and Service Development

    The Company focuses on the development of specific core reference platforms and the development of embedded system software, including device drivers, user interfaces, and systems applications, that enable the deployment of new interactive systems. The core development has resulted in two baseline hardware reference platforms during 2000 that can be enabled for DSL, cable, satellite, Asynchronous Transfer Mode (ATM), analog modem, or Ethernet communications. These platforms have been developed in partnerships with industry-leading silicon and software suppliers. The Company's research and development expenditures, over the past three years are set forth in the Company's Consolidated Financial Statements located in Item 8 of this Form 10-K.


Products and Services

    The Company provides reference designs for consumer electronics companies and Internet Service Providers (ISPs). In addition, the Company works with ISPs, Applications Service Providers (ASPs), and telephone, cable, and satellite companies to design and deliver new video-rich and interactive services. The Company helps define and develop the architecture for client devices and provides new features to improve end-user experiences, works with customers to determine the selection of software and hardware platforms to best meet project goals, assists in the definition of the system design, and responds by designing specifications to create either component or complete system deliverables. The resulting design is typically licensed to the customer for production. The Company seeks to structure these licenses on a per-unit royalty basis, with pricing typically determined by volume. Additionally, the Company offers early manufacturing management services and assists the customer from concept through production.

    In providing software/systems solutions, one of the Company's principal products is a reference platform for set-top boxes that includes the specific applications required by each customer. A set-top box is a product that integrates multiple technologies that allows a user to perform one or more of the following functions: browse the Internet, send and receive e-mail, perform PC-like functions, play DVD titles, audio and video CDs, and have video-on-demand capability. The Company's software and systems solutions-based business accounted for 33% of its net sales in 2000.


Sales and Marketing

    Through referrals from strategic partners and customers, such as Liberate, National Semiconductor, and Philips, the Company has been able to secure contracts for the provision of engineering services and, as a result, corresponding licensing of reference designs. The Company's capability to combine software and hardware skills in designing systems is intended to provide the Company with intellectual property and royalties and help position the Company in the iTV-client devices market segment. For customer-specific information, reference is made to Note 14 to the Company's Consolidated Financial Statements located in Item 8 of this Form 10-K. The Company currently has a backlog of approximately $844,000 for its services, which it expects to satisfy in the current fiscal year.

    Several of the Company's customers (orders from certain of which are included in the Company's backlog) are start-up companies that are attempting to service vertical or special markets, and their ability to pay will depend on their success in such markets.


Technical Support and Customer Service

    As previously reported, under the Company's Agreement with Zoom Telephonics, Inc. ("Zoom"), the Company continues to support all the products related to the data communications products business it has already shipped and remains responsible for warranty, returns, and technical support for these products. The Company outsources technical support to Zoom in order to provide customers with a single point of contact.


Competition

    The Company has entered into new markets, including the Internet TV appliance industry, and has encountered competition from a number of well-established companies which have greater financial, technical, product development, manufacturing and marketing resources and experience than that of the Company. Further, the markets for the Company's products and services are increasingly competitive, resulting in increasing pricing pressures. The Company believes that its ability to compete depends on a number of factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's, or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results.


Manufacturing

    In connection with the Company's transition from a data communications products manufacturer to a design engineering services provider, the Company, as previously reported, completed the sale on March 3, 2000, of certain of its assets relating to its manufacturing operations at 1377 Clint Moore Road, to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation (the "Boundless Transaction"). In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1.0 million to be paid in eight equal installments of $125,000 plus accrued interest, commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. Boundless Technologies, Inc. and Boundless Corporation guarantee the obligations of Boundless under the Note. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

    Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90-day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90-day period in which the shortfall occurred. The Company has eliminated its purchase of data communications products from Boundless and has estimated that there will be a shortfall in meeting its contractual purchase commitment of $1.8 million. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through December 31, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. As of December 31, 2000, the Company had not yet paid $1.4 million of the shortfall to Boundless. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement. There is no minimum purchase obligation during the second year of the Supply Agreement.

    Additionally, under the previously reported Zoom Agreement, if Zoom manufactures the Company's products at Boundless, the Company will receive credit against the Company's minimum guarantee commitment. As of December 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless.


Purchasing

    Since the Company is no longer in the manufacturing business, the Company's purchasing activity has been reduced substantially. Before the Boundless Transaction, the Company purchased substantially all of its components and subassemblies from suppliers on a purchase order basis and did not maintain long-term supply arrangements. The Company selected suppliers based on quality of product and industry acceptance. Most of the components used in the Company's products were available from multiple sources. However, certain components used in the Company's products were obtained from single sources. Similar to others in the electronics industry, the Company, from time to time, did experience difficulty in obtaining some components, and the Company and Boundless could do so in the future.

Proprietary Rights and Licenses

    The Company believes that its success depends primarily upon factors such as its responsiveness to customer needs and changing markets, the technological competence and innovative skill of its personnel, and its marketing skills. Although the Company has not historically been the subject of significant claims of infringement by third parties, the Company, as is common in the industry, from time to time receives, and may in the future receive, communications from third parties asserting intellectual property rights relating to the Company's products and technologies. There can be no assurance that the Company will be able to obtain licenses of any intellectual property rights claimed by third parties in the future with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party.

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


Employees

    The Company presently has 53 full-time employees, including: 34 in engineering, 8 in sales and marketing, and 11 in finance and administration. Attracting and retaining highly-qualified engineering personnel will continue to be a key factor to the Company's future success. The Company's employees are not covered by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.


Major Customers and Geographic Information

    For information concerning major customers and geographic data, reference is made to Note 14 to the Company's Consolidated Financial Statements, located in
Item 8 of this Form 10-K.

ITEM 2: PROPERTIES

    The Company's headquarters is located at 1601 Clint Moore Road, a 57,673 square-foot facility. The 1601 Clint Moore Road lease expires in July 2002. In addition to the corporate offices, the Company's headquarters houses accounting, engineering, sales, marketing, human resources, and purchasing. The lease on the Company's 10,513 square-foot warehouse space in Boca Raton, Florida expired on July 31, 2000.


ITEM 3: LEGAL PROCEEDINGS

    The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim, which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

    The Company has been named a co-defendant in an action brought on September 24, 1999, in the United States District Court for the District of Massachusetts by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural, and there has been no resolution of the substantive dispute. The Company anticipates that NEC will refile this action in an appropriate jurisdiction in the near future. The Company continues to evaluate the claim, but cannot predict at this time whether the claim will have a material adverse effect on the Company's operating results, financial condition, or cash flows.

    The Company and its Boca Global, Inc. subsidiary have been named co-defendants in an action brought on April 21, 2000, in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to Inprimis, Inc. Boca Global, Inc. remains as a defendant. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

    No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2000.

ITEM 4A: EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

    R. Michael Brewer, 58, has served as Senior Vice President of Finance/Chief Financial Officer since June 2000. Before this, he was Chief Financial Officer and Vice President of Finance for Park 'N View, an integrated voice, data, and telephony provider to the long-haul trucking industry. Mr. Brewer previously served as Senior Vice President of Finance/Chief Financial Officer for Inprimis from 1994 to 1998. Before this, he was Vice President of Finance for Mitel Corporation, a manufacturer of telecommunications PBX systems, where he was responsible for all financial affairs for the company's North American operations, including its manufacturing facilities in Puerto Rico, Florida, New York, and Mexico.

    Larry L. Light, 45, has served as interim Chief Executive Officer since January 15, 2001, following the retirement of Robert W. Ferguson. Additionally, he has served as Chief Operating Officer for Inprimis Technologies, Inc. since February 2000 and as Chief Technology Officer for Inprimis, Inc. since July 1999. Mr. Light is responsible for maintaining and enhancing the existing reference platforms and creating new designs for interactive TV, video on demand, Internet access, and other convergent technology appliances. From May 1998 to July 1999, Mr. Light was Senior Vice President of Engineering. Mr. Light joined the Company in February 1995 as Vice President of Engineering. Before joining the Company, Mr. Light served as a product development manager at IBM's Boca Raton, Fla. facility. Before this, he was a design engineer at IBM's Federal Systems Division in Cape Canaveral, Fla. where he helped design space shuttle cargo system simulators.

    Martha A. Ritchason, 61, has served as Senior Vice President of General Administration since February 2000. She is responsible for the departments of human resources, risk management, contract administration, facilities, security, special projects, and coordination of legal matters between the Company and its principal outside counsel. From July 1995 to February 2000, Ms. Ritchason served as Vice President of Human Resources; and from September 1991 to July 1995, she served as Director of Human Resources. Prior to joining the Company in 1991, Ms. Ritchason was Director of Human Resources for the City of Delray Beach, Fla. where she was responsible for overseeing all aspects of the City's human resources, risk management, grants, and public relations functions. Additionally, she served as the City's Chief Labor Negotiator for all collective bargaining matters. Before that, Ms. Ritchason held management positions with Burdines, Kelly Services, and the Upjohn Company.

    Michael D. Stebel, 47, has served as Senior Vice President of Sales and Marketing for Inprimis Technologies, Inc. since December 2000. He is responsible for the Company's selling efforts, including overseeing the sales team, sales engineering, and technical support. He also is responsible for the Company's strategic marketing programs, including strategic and industry alliances, marketing communications, the Company's Website, and marketing planning. From December 1999 to December 2000, Mr. Stebel served as Vice President of Marketing for Boca Global, Inc. Prior to joining the Company in 1999, he was Executive Vice President of Marketing and Corporate Strategy for Boundless Technologies where he was responsible for the company's thin client business. Prior to joining Boundless in 1994, Mr. Stebel served as the Director of Marketing for AT&T GIS (NCR), where he led the market and research and planning for the future product direction of AT&T's ADDS Division, and as the Vice President of Sales and Marketing for Veeco Instruments, a manufacturer of semiconductor processing and measurement equipment.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

    The Common Stock of the Company traded on The Nasdaq Stock Market(R) under the symbol BOCI until October 10, 2000, when the Company changed its name from Boca Research, Inc. to Inprimis, Inc. Since October 10, 2000, the Common Stock of the Company has traded under the symbol INPM. The following table sets forth the high and low closing prices for the Company's Common Stock for the period indicated as reported by the Nasdaq National Market.

     Year    Fiscal Quarter Ended                       High         Low
    ------   --------------------------                 ----         ---
     1999    March 31, 1999.....................       4 7/8        3
             June 30, 1999......................       10 1/2       3 1/4
             September 30, 1999.................       7 3/4        4 3/4
             December 31, 1999..................       9 3/16       5 5/8

     2000    March 31, 2000.....................       8 5/8        5 7/8
             June 30, 2000......................       6 11/32      3 9/16
             September 30, 2000.................       5 1/4        2 7/8
             December 31, 2000..................       3 1/8        5/8

     2001    Through March 1, 2001..............       2 9/16       1


    As of March 1, 2001, the Company had outstanding 11,623,604 shares of Common Stock held by approximately 294 shareholders of record. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

    The Company has not paid and does not anticipate paying any cash dividends on its Common Stock.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial information for the years ended December 31, 1996 through December 31, 2000 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below for fiscal years 1998, 1999, and 2000 is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                                           Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1996        1997        1998         1999        2000
                                                                         ----------  ----------  ----------   ----------  -------
                                                                                    (In thousands, except per-share data)
Statements of Operations Data:
Net sales............................................................    $ 153,524   $  70,207   $  70,042    $  32,767   $  14,397
Cost of goods sold...................................................      122,855      71,164      64,165       32,234      12,764
                                                                         ---------   ---------   ---------    ---------   ---------
          Gross profit (loss)........................................       30,669        (957)      5,877          533       1,633
                                                                         ---------   ---------   ---------    ---------   ---------
Operating expenses:
     Research and development........................................        3,073       2,808       2,992        3,863       2,413
     Selling, general and administrative.............................       18,551      18,366      15,389       19,316      10,245
     In-process research and development.............................           --          --       2,800           --          --
     Asset impairment and other charges..............................           --          --          --           --       4,458
                                                                         ---------   ---------   ---------    ---------   ---------
          Total operating expenses...................................       21,624      21,174      21,181       23,179      17,116
                                                                         ---------   ---------   ---------    ---------   ---------
Income (loss) from operations........................................        9,045     (22,131)    (15,304)     (22,646)    (15,483)
Non-operating income, net............................................          596         837         694          377       2,021
                                                                         ---------   ---------   ---------    ---------   ---------
Income (loss) before income taxes....................................        9,641     (21,294)    (14,610)     (22,269)    (13,462)
Income taxes (benefit)...............................................        3,191      (6,371)         --            8           1
                                                                         ---------   ---------   ---------    ---------   ---------
Net income (loss)....................................................     $ 6,450    $(14,923)   $(14,610)    $(22,277)   $(13,463)
                                                                           =======    =========   =========    =========   =========
Basic earnings (loss) per share......................................    $    0.75   $   (1.71)  $   (1.67)   $   (2.20)  $   (1.16)
                                                                         =========   ==========  ==========   ==========  ==========
Weighted average basic shares outstanding............................        8,610       8,718       8,749       10,123      11,586
                                                                         =========   =========   =========    =========   =========
Diluted earnings (loss) per share....................................    $    0.72   $   (1.71)  $   (1.67)   $   (2.20)  $   (1.16)
                                                                         =========   ==========  ==========   ==========  ==========
Weighted average diluted shares outstanding..........................        8,941       8,718       8,766       10,123      11,586
                                                                         =========   =========   =========    =========   =========

                                                                                               Year Ended December 31,
                                                                           -------------------------------------------
                                                                              1996        1997        1998         1999        2000
                                                                           ----------  ----------  ----------   ----------     ----
                                                                                                 (In Thousands)
Balance Sheet Data:
Working capital......................................................      $ 47,248    $ 34,849    $ 16,706     $ 11,254    $  2,622
Total assets.........................................................        66,066      50,219      39,742       26,488       9,085
Total stockholders' equity...........................................        55,162      40,580      26,101       17,323       4,389


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this report (including ITEM 1: BUSINESS) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

    Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this report to conform such statements to actual results or to changes in the Company's expectations.

    The following discussion should be read in conjunction with the Company's financial statements, related notes, and the other financial information appearing elsewhere in this report. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors that affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

Results of Operations

    The following discussion of the Company's consolidated results of operations for the years ended December 31, 1998, 1999, and 2000 is based upon the consolidated statements of operations data contained in the Company's selected consolidated financial data appearing elsewhere in this report. The following discussion and analysis should be read in conjunction with the financial information set forth under "Selected Consolidated Financial Data" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

    The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's consolidated statements of operations:


                                                                                                           Year Ended December 31,
                                                                                                           -----------------------
                                                                                                         1998       1999       2000
                                                                                                      -------    -------    -------
Net sales......................................................................................         100.0%     100.0%    100.0%
Cost of goods sold.............................................................................          91.6       98.4      88.7
                                                                                                        -----      -----     -----
  Gross profit.................................................................................           8.4        1.6      11.3
                                                                                                        -----      -----     -----
Operating expenses:
  Research and development.....................................................................           4.3       11.8      16.7
  Selling, general and administrative..........................................................          22.0       58.9      71.1
  In-process research and development..........................................................           4.0        ---       ---
  Asset impairment and other charges...........................................................           ---        ---      31.0
                                                                                                        -----      -----     -----
    Total operating expenses...................................................................          30.3       70.7     118.8
                                                                                                        -----      -----     -----
Loss from operations...........................................................................         (21.9)     (69.1)   (107.5)
Non-operating income...........................................................................           1.0        1.1      14.0
                                                                                                        -----      -----     -----
Loss before income taxes.......................................................................         (20.9)     (68.0)    (93.5)
Income taxes benefit...........................................................................           ---        ---       ---
                                                                                                        -----      -----     -----
Net loss.......................................................................................         (20.9)%    (68.0)%   (93.5)%
                                                                                                        =====      =====     =====

Years Ended December 31, 1998, 1999, and 2000

    Net Sales. The Company's net sales decreased by 56% from $32.8 million in 1999 to $14.4 million in 2000. The net sales decrease was primarily attributable to data communications products, which were adversely affected primarily by the Company's decision to cease production and sales of the data communications product line, together with industry-wide lower sales and pricing pressure.

    With respect to the Global Village branded data communications products, sales decreased to $4.3 million in 2000 compared to net sales of $13.0 million in 1999. During 1999, Apple Computer, Inc. ("Apple") introduced a new line of Power Macintosh G3 computers equipped with either a non-Global Village internal modem or an internal Zip drive at no additional cost. The Company believes that the Apple promotion continued to have a negative impact on sales of Global Village modems in 2000. Additionally, in 2000, the Company decided to no longer offer data communications products.

    Engineering services revenue for 2000 consisted primarily of $3.3 million for contract engineering, $805,000 in royalties from licensing the Company's Internet appliance reference design, and $648,000 from prototype and product sales arising from engineering contracts compared to $715,000 for contract engineering in 1999.

    International sales decreased by 70% in 2000 as compared to 1999, and decreased by 69% in 1999 as compared to 1998. In 1998, 1999, and 2000, international sales comprised approximately 19%, 13%, and 8%, respectively, of the Company's net sales. International sales declined in 2000 primarily due to the Company's decision to cease production and sales of the data communications product line. International sales declined in 1999 and 1998 primarily due to the foregoing factors and because of the strength of the U.S. dollar, which affected the pricing competitiveness of the Company's data communications products, particularly in the Asia/Pacific Rim region.

    The following table presents the net sales for the Company's product categories for the periods indicated. Net sales of data communications products have declined in each of the last four years. The Company exited the data communications business in 2000. Revenue from engineering services increased substantially in 2000 as a result of the Company's decision to embark on its plan to transform itself into a provider of software and systems services.

--------------------------------------------------------------------------------

                                                                                              Year Ended December 31,
                                      Product Categories                      1998       %        1999        %       2000     %
                                      ------------------------             --------- --------  ---------  --------  -------- -----
                                                                                             (Dollars in thousands)
Data communications..................................................      $ 48,649      70%   $   25,844     79%   $ 7,393      51%
Custom manufacturing.................................................        12,311      18           769      2        138       1
Multimedia...........................................................            36      --            --     --         --      --
Video graphics.......................................................           770       1            62     --         --      --
Video conferencing...................................................           257      --           316      1         --      --
I/O, IDE and Multiport...............................................         4,491       6         3,798     12      1,799      12
Networking...........................................................         1,570       2           420      1         --      --
Internet access devices and thin clients.............................         1,958       3           843      3        259       2
Engineering Services.................................................            --      --           715      2      4,808      34
                                                                           --------     ---    ----------    ---    -------     ---
    Total net sales..................................................      $ 70,042     100%   $   32,767    100%   $14,397     100%
                                                                           ========     ===    ==========    ===    =======     ===


    Gross Profit. Gross profit increased to $1.6 million in 2000 from $533,000 in 1999 and increased as a percentage of net sales from 1.6% in 1999 to 11.3% in 2000. The Company's gross profit improvement in 2000 was the result of the Company's transition from primarily a data communications products manufacturer to a software and systems solutions-based services provider. Gross profit decreased to $533,000 in 1999 from $5.9 million in 1998 and decreased as a percentage of net sales to 1.6% in 1999 from 8.4% in 1998. The decrease in gross profit in 1999 was primarily attributed to increases in inventory reserves charged to cost of goods sold in the amount of $3.7 million. The gross profit percentage was also affected by low utilization of the Company's manufacturing facilities and aggressive channel pricing to reduce channel inventories.

    The gross profit margins on the Company's data communications products were impacted by poor general industry conditions such as lower sales and declining prices and the Company's transition out of the data communications business. The Company's decision to cease production and sales of the data communications product line will result in insignificant data communications product sales in 2001. The factors that have affected gross margins in the past for the data communications business, such as product and channel mix, wholesale distributors and retailers versus OEM's, component costs and manufacturing efficiency and capacity utilization will be different for the software and systems solution-based services business. In addition, industry dynamics are different for a service business than for a products business. For a company providing software and systems solution-based services, the factors that affect gross margins include the size of the interactive TV market, the amount of competition, a rapidly-changing technology, and the ability to develop expertise that will attract customers desiring to outsource engineering.

    On March 3, 2000, the Company completed the sale of certain of its assets relating to its manufacturing operations at 1377 Clint Moore Road, to Boundless, a wholly owned subsidiary of Boundless Corporation (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1.0 million to be paid in eight equal installments of $125,000 plus accrued interest, commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company has entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

    Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90-day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90-day period in which the shortfall occurred. In connection with the Company's decision to cease production and sales of the data communications product line, the Company has eliminated its purchase of data communications products from Boundless and has estimated that there will be a shortfall in meeting its contractual purchase commitment of $1.8 million. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through December 31, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. As of December 31, 2000, the Company had not yet paid $1.4 million of the shortfall to Boundless. In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement. There is no minimum purchase obligation during the second year of the Supply Agreement.

    Research and Development Expenses. Research and development expenses were $3.0 million in 1998, $3.9 million in 1999, and $2.4 million in 2000, and represented 4.3%, 11.8%, and 16.7%, respectively, of net sales for each of those years. The Company's research and development expenses are focused on development of reference designs for set-top boxes and other Internet appliances.

    In the short term, as the Company completes the transition into an engineering services organization, a significant portion of the total hours worked on engineering projects will not be billable to third party clients and are, therefore, internal research and development related. In the future, the Company's goal is to bill external clients for an increasing portion of the engineering hours. While there is no assurance that it will be able to pass along such costs, the Company intends to continue expending capital towards research and development projects.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $15.4 million in 1998, $19.3 million in 1999, and $10.2 million in 2000, and represented 22.0%, 58.9%, and 71.1%, respectively, of net sales for each of those years. Management of the Company focused on reducing expenses during 2000 in conjunction with the Company's decision to exit the data communications industry. Included in selling, general and administrative expenses in 1998, 1999, and 2000 were approximately $985,000, $65,000, and $240,000, respectively, in provisions for write off of uncollectible accounts.

    In 2000, selling, general, and administrative expenses were $9.1 million lower than in 1999. Such decrease is attributable primarily to a decrease in corporate and other expenses of $3.0 million, $2.8 million lower sales expenses, $1.4 million lower technical support expenses, $670,000 lower costs due to discontinuation of the Thin Client product marketing efforts, $522,000 less in trade show expenses, $458,000 less in corporate facilities expenses, and a gain of $292,000 on the sale of fixed assets.

    Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales. Selling, general and administrative expenses are likely to be different for service-oriented products than for manufactured products. The Company is adjusting these expenses to support the anticipated sales level. Since certain selling, general and administrative expenses have a fixed nature, a reduction in net sales may result in an increase in selling, general and administrative expenses as a percentage of net sales.

    In-Process Research and Development Expenses. On June 18, 1998, the Company completed its acquisition of the modem business of Global Village in exchange for $9.9 million in cash and notes. The Company purchased certain of Global Village's assets, technology, operations, and assumed certain of Global Village's liabilities. This transaction was accounted for using the purchase method of accounting with the purchase price being partially allocated to purchased technologies and intangible assets. Of the total purchase price, $2.8 million represented the value of in-process research and development that had not yet reached technological feasibility and had no alternative future use and, as such, was recorded as a non-recurring charge for in-process research and development. The value attributed to the in-process research and development was determined by an independent appraisal.

    Asset Impairment and Other Charges. The charges to operations relating to impairment of goodwill and tradenames and the shortfall under the Supply Agreement totaling $4.5 million are recorded under "Asset impairment and other charges" in the Consolidated Statements of Operations for the twelve months ended December 31, 2000.

    The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. The Company significantly reduced its purchase orders for new products from Boundless, and procurement of new data communications products was eliminated by September 30, 2000. In addition, the Company sold certain assets to Zoom to provide the Company with a smooth and customer-oriented transition out of analog modem products. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2.7 million. The elimination of new purchase orders to Boundless will result in the Company falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's products relating to analog modems may mitigate the shortfall, (see
Note 10, "Commitments and Contingencies" and Note 11, "Agreement between Inprimis, Inc. and Zoom Telephonics" to the Consolidated Financial Statements included in Item 8 hereof), the Company estimated that the shortfall amounted to $1.8 million and took a charge to operations in 2000 for this amount. As of December 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless.

    Provision for Income Taxes. The effective tax rate in 1998, 1999, and 2000 was zero percent.


Liquidity and Capital Resources

    As of December 31, 2000, the Company's working capital decreased by $8.6 million from December 31, 1999. This decrease was primarily the result of a $6.4 million decrease in cash, a $3.7 million decrease in inventories, and a $2.4 million decrease in trade receivables offset by a $3.2 million decrease in accounts payable, a $341,000 decrease in accrued expenses and other liabilities, and a $425,000 decrease in deferred revenue. In addition, in 2000, the Company had proceeds associated with the sale of shares previously received in connection with an exclusive marketing agreement and the sale of a foreign investment of $1.5 million, and proceeds of $715,000 related to the sale of fixed assets. The Company's operations used cash of $8.2 million in 2000.

    The Company incurred substantial operating losses and negative operating cash flow in 1999 and 2000. The Company's history of substantial operating losses and negative cash flow, as well as its limited backlog, gives rise to substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. An unfavorable outcome of the legal contingencies (see Note 10) would also have an adverse affect on the Company's cash flow. The Company also has additional cash requirements in connection with the Boundless Transaction. The elimination of new purchase orders to Boundless will result in the Company falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. As of December 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. There can be no assurances that the Company will return to profitable operations. In that event, management does not believe that existing cash balances and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. See also Note 1 to the Company's Financial Statements, located in Item 8 of this Form 10-K, and "Liquidity and Capital Resources," under "Certain Factors That May Affect Future Performance."

    The Company regularly evaluates acquisitions of businesses, technologies, or products complementary to the Company's business. In the event that the Company decides to pursue one or more acquisitions, the Company's remaining cash balances may be utilized to finance such acquisitions, and additional sources of liquidity, such as debt or equity financing, will in all likelihood be required for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.


Certain Factors That May Affect Future Performance

    In addition to the other information in this Form 10-K, readers should consider carefully the following factors that may affect the future performance of the Company.


Transition of the Company; Unproven Business Plan and Limited Experience

    The Company embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to its new focus on providing software and systems solutions-based services. Currently, the Company has very limited experience providing software and systems solutions-based services, and there can be no assurances that the Company will succeed in implementing its as-yet unproven business plan. Risks associated with this transition include:

         a. the existence of a limited number of network operators and information appliance manufacturers that have deployed products and services using the Company's technology;
         b. potential delays in deploying high-speed networks and internet-enhanced services and applications by the Company's customers;
         c. an unproven business model, which depends on revenues from engineering services and royalty fees paid by information appliance manufacturers and network operators;
         d. a potential inability of the Company to expand its engineering and design staff, increase its sales or marketing activities, and invest in its technological infrastructure; and
         e. the Company's limited liquidity and capital resources.


Uncertainty in Development of an Evolving Industry

    The market for intelligent computing devices is emerging and the potential size of this market and the timing of its development are not known. As a result, the profitability of the Company is uncertain and anticipated revenues may not materialize. The Company is dependent upon the broad acceptance by business and consumers of a wide variety of intelligent computing devices, which depend on many factors, including:

         a. the development of content and applications for intelligent computing devices;

         b. the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PCs and handheld industrial data collectors to perform functions currently carried out manually or by traditional PCs, including inputting and sharing data, communicating among users and connecting to the Internet; and

         c. the evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite, or cable.

    There can be no assurances that the Company will succeed in achieving its goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern.


Software Development and Services Market; Low Barriers to Entry

    The market for software development and services is becoming increasingly competitive. Increased competition may result in price reductions, lower gross margins, and loss of market share, which would harm the Company's planned business. The Company faces competition from:

         a. current and potential customers' internal research and development departments that may seek to develop their own proprietary solutions;
         b. large professional engineering services firms that may enter the market;
         c. established intelligent computing device software and tools manufacturers; and
         d. small and medium-sized engineering service companies.

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


Rapid Pace of Technological Change; Effect On New and Existing Products and Services

    The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards, and short product life cycles. The Company's success depends upon its ability to enhance its existing products and services and to introduce new products and services with features that meet changing end-user requirements. The Information Technology ("IT") sector in which the Company offers outsourcing and other services is characterized by rapidly changing technology with continuous improvements in both computer hardware and software and rapid obsolescence of current systems. The Company's success will depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. Additionally, there can be no assurance that the Company will be successful in identifying new markets, in developing and marketing new products and services, or in enhancing its existing products and services, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new, or enhancing existing, products and services, due to delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.


Potential Significant Fluctuations in Quarterly Results; Effect on Company Stock Price

    The Company's quarterly operating results have varied significantly, and continue to vary significantly, depending on a number of factors, some of which could adversely affect the Company's operating results and the trading price of the Company's Common Stock in the future. These factors include the level of demand for the Company's products and services, competition, competitive pricing pressures, and the timing of engineering contracts and completion of the contracts per the specified terms. There can be no assurance that the Company will be able to achieve growth in revenue or return to profitability on a quarterly or annual basis. The Company's expense levels are based, in part, on its expectations as to future revenue. If sales and revenue levels are below expectations, operating results will continue to be adversely affected, which will likely have an adverse effect on the trading price of the Company's Common Stock.


Effect of Potential Acquisitions on Operations, Products, Services, and
Personnel

    The Company may from time to time determine to pursue the acquisition of other companies, assets, technologies, or product lines that would complement or expand its existing business. Certain of these acquisitions may involve businesses in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to identify businesses that would complement or expand its existing business or such acquisitions; finance any such acquisitions; manage one or more acquisitions successfully; or integrate the operations, products, or personnel gained through such acquisition without a material adverse impact on the Company's business, financial condition, and results of operations, particularly in the quarters immediately following such acquisitions.


Effects of Increasing Competition

    The Company has entered into new markets, including the Internet TV appliance industry, and has encountered competition from a number of well-established companies, most of which have greater financial, technical, product development, manufacturing and marketing resources and experience than that of the Company. Further, the markets for the Company's products and services are increasingly competitive, resulting in increasing pricing pressures. The Company believes that its ability to compete depends on a number of factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's, or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results.


Proprietary Rights; Dependence on Software Licenses

    The Company receives from time to time, and may receive in the future, communications from third parties asserting intellectual property rights relating to the Company's products (which include services) and technologies. There can be no assurance that in the future the Company will be able to obtain licenses of any intellectual property rights owned by third parties with respect to the Company's products or that any such licenses can be obtained on terms favorable to the Company. If the Company is unable to obtain licenses of protected technology, it could be prohibited from developing and marketing products incorporating that technology. The Company could also incur substantial costs in redesigning its products or in defending any legal action taken against it. Should the Company be found to infringe the proprietary rights of others, the Company could be required to pay damages to the infringed party, which could have a material adverse effect on the Company's operating results. In certain of its products, the Company includes software licensed from third parties. The Company's operating results could be adversely affected by a number of factors relating to this third party software, including lack of market acceptance, failure by the licensors to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, or excess customer support costs or product returns experienced by the Company due to errors in the licensed software. Moreover, any impairment or termination of the Company's relationship with any licensors of third party software could have a material adverse effect on the Company's operating results.


Volatility of Stock Price

    The price of the Company's Common Stock historically has been volatile due to fluctuations in operating results and other factors relating to the Company's operations, the market's changing expectations for the Company's growth, overall equity market conditions relating to the market for technology stocks generally, and other factors unrelated to the Company's operations, including announcements by or relating to the Company's competitors. Such fluctuations are expected to continue. In addition, stock markets have experienced more price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many technology companies, often for reasons unrelated to the operating performance of the specific companies.


Status of Company Common Stock Listing on Nasdaq National Market

    Stocks traded on the Nasdaq National Market must meet certain listing requirements, including requirements with respect to a company's net assets and the trading price of its stock. The Company risks not meeting such listing requirements in the near future, and if the value of the Company's net assets continues to decline or if the trading price of its Common Stock remains below $1.00, the Company's Common Stock may no longer be eligible for trading on the Nasdaq National Market.


Dependence on Key Personnel

    The Company is highly dependent on its executive officers and other key personnel, certain of whom could be difficult to replace. If certain of these people were to leave the Company, operating results could be adversely affected. The future growth and success of the Company also depends in part on its ability to attract and retain skilled employees. In light of the Company's overall financial condition, it may be difficult to implement compensation packages sufficient to attract and retain such skilled employees. All four of the Company's executive officers have formal employment contracts (see Item 4A included in this Form 10-K for a listing of the executive officers of the Company).


Potential Liquidity and Capital Resource Difficulties

    The Company has incurred substantial operating losses in 1997, 1998, 1999, and 2000. Although cash and cash equivalents were $5.5 million as of December 31, 2000, the Company's net cash used in operating activities was over $8.2 million for the twelve months then ended. Furthermore, it is likely that the Company's operations will continue to consume cash into 2001. An unfavorable outcome of the legal contingencies (see Note 10) would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.

    Further, the Company has additional cash requirements in connection with the sale by the Company of certain of its assets relating to its manufacturing operations to a subsidiary of Boundless Corporation ("Boundless") on March 3, 2000, as previously reported by the Company. Specifically, in connection with the foregoing transaction, as previously reported by the Company, the Company entered into a Supply Agreement with Boundless pursuant to which it agreed to outsource the manufacture of certain products to Boundless for a period of two years and guaranteed certain minimum dollar proceeds to Boundless (the "Guarantee"). As previously reported by the Company, the Company has eliminated its purchase of data communications products from Boundless, resulting in the Company being contractually obligated pursuant to the Guarantee. As of December 31, 2000, the Company's estimated shortfall pursuant to the Guarantee was $1.4 million.

    Management has implemented efforts to bring the Company's expense structure in line with the reduced revenue levels currently being achieved. The Company has recently transitioned from being primarily a data communication products manufacturer to a company that provides software and systems solutions-based services. However, this market is just emerging and the potential size of this market and the timing of its development are not known.

    Management believes that it will be necessary for the Company to return to profitable operations in the near future in order for existing cash balances and cash generated from operations to be sufficient to meet the Company's liquidity and capital needs for the next twelve months. Should the Company require additional capital, there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. On October 6, 2000, the Company terminated its collateralized line of credit, which was originally scheduled to expire on November 9, 2000; and the Company does not currently intend to replace it. The Company cannot guarantee that it will succeed in achieving its goals, and its failure to do so would have a material adverse effect on its business, prospects, financial condition, operating results, and the Company's ability to continue as a going concern.


ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Interest Rate Risk Management. Due to its short-term duration, the fair value of the Company's cash and cash equivalents portfolio at December 31, 2000 approximated carrying value. Interest rate risk is estimated as the potential decrease in fair value resulting from a hypothetical 10% increase in interest rates for issues contained in the portfolio. The resulting hypothetical fair value was not materially different from the year-end carrying value.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
                                                                           ----
 (1)  Financial Statements
      Independent Auditors' Report......................................    20
      Consolidated Balance Sheets.......................................    21
      Consolidated Statements of Operations.............................    22
      Consolidated Statements of Stockholders' Equity...................    23
      Consolidated Statements of Cash Flows.............................    24
      Notes to Consolidated Financial Statements........................    25
 (2)  Financial Statement Schedules
      Schedule II-- Consolidated Valuation and Qualifying Accounts......    35

    Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Inprimis, Inc.

We have audited the accompanying consolidated balance sheets of Inprimis, Inc. and subsidiaries, formerly Boca Research, Inc. (the "Company"), as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the three years in the period ended December 31, 2000. Our audits also include the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inprimis, Inc. and subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative cash flows and expected cash requirements for 2001 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 22, 2001

                        INPRIMIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                              December 31,
                                                                                       -------------------------
                                                                                           1999         2000
                                                                                       -----------  ------------
                                                     ASSETS
         Current Assets:
           Cash and cash equivalents (Note 2)......................................    $11,819,147  $  5,453,840
           Trade receivables, net (Notes 2, 14, 15)................................      3,622,923     1,203,788
           Inventories (Notes 2, 3) ...............................................      3,672,395           ---
           Prepaid expenses and other assets.......................................        788,491       661,432
                                                                                       -----------  ------------
             Total current assets..................................................     19,902,956     7,319,060
         Property and equipment, net (Notes 2, 4)..................................      2,039,413       970,959
         Goodwill and other intangible assets (Note 2) ............................      3,368,996           ---
         Other assets (Note 15)....................................................      1,176,925       795,212
                                                                                       -----------  ------------
         TOTAL.....................................................................    $26,488,290  $  9,085,231
                                                                                       ===========  ============


                                      LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
           Accounts payable........................................................    $ 4,444,063  $  1,258,480
           Deferred revenue (Note 2)...............................................        585,750       161,016
           Accrued expenses and other liabilities (Note 6).........................      3,618,687     3,277,206
                                                                                       -----------  ------------
             Total current liabilities.............................................      8,648,500     4,696,702
         Deferred revenue (Note 2).................................................         16,667           ---
         Other non-current liabilities.............................................        500,000           ---
                                                                                       -----------  ------------
             Total liabilities.....................................................      9,165,167     4,696,702
                                                                                       -----------  ------------
         Commitments and contingencies (Note 10)
         Stockholders' equity (Note 12):
         Preferred stock, 5,000,000 $.01 par value shares authorized,
          none issued and outstanding at December 31, 1999 and 2000................            ---           ---
         Common stock, 25,000,000 $.01 par value shares authorized,
          11,475,793 and 11,608,788 issued and outstanding at December 31,
          1999 and 2000, respectively..............................................        114,758       116,088
         Additional paid-in capital................................................     39,516,078    40,043,116
         Accumulated deficit.......................................................    (22,307,713)  (35,770,675)
                                                                                       ------------ ------------
             Total stockholders' equity............................................     17,323,123     4,388,529
                                                                                       -----------  ------------
         TOTAL.....................................................................    $26,488,290  $  9,085,231
                                                                                       ===========  ============



                See notes to consolidated financial statements.

                        INPRIMIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Year ended December 31,
                                                                 ---------------------------------------------
                                                                     1998             1999            2000
                                                                     ----             ----            ----
          Net sales (Note 14)...............................     $ 70,042,371     $ 32,767,117    $ 14,397,209
          Cost of goods sold................................       64,164,809       32,234,423      12,764,004
                                                                 ------------     ------------    ------------
                Gross profit ...............................        5,877,562          532,694       1,633,205
                                                                 ------------     ------------    ------------

          Operating expenses:
            Research and development (Note 2)...............        2,992,252        3,862,844       2,412,734
            Selling, general and administrative.............       15,388,644       19,316,125      10,244,938
            In-process research and development.............        2,800,000              ---             ---
            Asset impairment and other charges (Note 7).....              ---              ---       4,457,870
                                                                 ------------     ------------    ------------
              Total operating expenses......................       21,180,896       23,178,969      17,115,542
                                                                 ------------     ------------    ------------
          Loss from operations..............................      (15,303,334)     (22,646,275)    (15,482,337)
                                                                 -------------    -------------   -------------

          Non-operating income (expense):
            Interest income.................................          398,364          459,113         591,201
            Other income (Note 8)...........................          450,935          132,159       1,429,782
            Interest expense................................         (155,605)        (213,719)             (8)
                                                                 -------------    -------------   -------------
              Total non-operating income, net...............          693,694          377,553       2,020,975
                                                                 ------------     ------------    ------------
          Loss before income taxes..........................      (14,609,640)     (22,268,722)    (13,461,362)
          Income taxes (Notes 2,5)..........................              ---            7,796           1,600
                                                                 ------------     ------------    ------------
          Net Loss..........................................     $(14,609,640)    $(22,276,518)   $(13,462,962)
                                                                 =============    =============   =============

          Basic Loss per share (Note 2) ....................     $      (1.67)    $      (2.20)   $      (1.16)
                                                                 =============    =============   =============
          Weighted average basic shares outstanding ........        8,749,072       10,122,948      11,586,284
                                                                 ============     ============    =============
          Diluted Loss per share (Note 2) ..................     $      (1.67)    $      (2.20)   $      (1.16)
                                                                 =============    =============   =============
          Weighted average diluted shares outstanding.......        8,765,917       10,122,948      11,586,284
                                                                 ============     ============    ============


                See notes to consolidated financial statements.

                        INPRIMIS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000


                                                                                                  Retained
                                                      Common Stock              Additional        Earnings           Total
                                                ------------------------
                                                    Number                        Paid-in       (Accumulated     Stockholders'
                                                  Of Shares        Amount         Capital         Deficit)           Equity
                                                  ---------        ------         -------         --------           ------
         Balance at December 31, 1997.....          8,725,079   $    87,251   $   25,914,738   $   14,578,445   $   40,580,434
         Stock options exercised..........             31,408           314          130,390                           130,704
         Net loss.........................                                                        (14,609,640)     (14,609,640)
                                                  -----------     ---------   --------------   --------------   --------------
         Balance at December 31, 1998.....          8,756,487        87,565       26,045,128          (31,195)      26,101,498
         Stock options exercised..........            280,256         2,803          831,167                           833,970
         Sales of shares to investors.....          2,439,050        24,390       12,639,783                        12,664,173
         Net loss.........................                                                        (22,276,518)     (22,276,518)
                                                  -----------     ---------   --------------   --------------   --------------
         Balance at December 31, 1999.....         11,475,793       114,758       39,516,078      (22,307,713)      17,323,123
         Stock options exercised..........            132,995         1,330          501,138                           502,468
         Stock options issued for services                                            25,900                            25,900
         Net loss.........................                                                        (13,462,962)     (13,462,962)
                                                  -----------     ---------    -------------   ---------------  ---------------
         Balance at December 31, 2000.....         11,608,788   $   116,088   $   40,043,116   $  (35,770,675)  $    4,388,529
                                                  ===========   ===========   ==============   ===============  ==============


                See notes to consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Year ended December 31,
                                                                                ----------------------------------------------
                                                                                     1998            1999            2000
                                                                                --------------  --------------  --------------
   OPERATING ACTIVITIES
   Net Loss...............................................................      $ (14,609,640)  $ (22,276,518)  $ (13,462,962)
     Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
      Depreciation and amortization.......................................          3,854,343       3,279,745       1,706,006
      Provision for inventory obsolescence................................          1,618,042       3,677,280         428,041
      Provision for deferred income taxes.................................          2,703,980             ---             ---
      In-process research and development.................................          2,800,000             ---             ---
      Adjustments for asset impairment and other charges..................                ---             ---       4,457,870
      Gain on sale of securities and shares in
        foreign investment................................................                ---             ---      (1,193,767)
      Gain on sales of property and equipment.............................                ---        (141,741)       (292,480)
      Stock options issued for services...................................                ---             ---          25,900
      Change in assets and liabilities (net of effect of
        acquisition in 1998):
      (Increase) decrease in:
       Trade receivables..................................................          8,914,913       7,926,236       2,419,135
       Inventories........................................................          6,143,994       1,896,310       3,244,354
       Prepaid expenses and other assets..................................           (501,565)       (802,389)        697,807
      Increase (decrease) in:
       Accounts payable...................................................         (7,518,350)     (2,359,954)     (3,185,583)
       Accrued expenses and other liabilities.............................         (1,113,230)         81,925      (2,616,481)
       Income taxes payable...............................................          4,458,458       2,051,559             ---
       Deferred revenue...................................................                ---         602,417        (441,401)
                                                                                -------------   --------------  --------------
       Net cash provided by (used in) operating activities................          6,750,945      (6,065,130)     (8,213,561)
                                                                                -------------   --------------  --------------

   INVESTING ACTIVITIES
     Cash paid for acquisition............................................         (7,580,000)     (2,800,000)            ---
     Proceeds from sale of securities and shares in
       foreign investment.................................................                ---             ---       1,469,732
     Proceeds from sale of property and equipment ........................                ---         876,726         715,000
     Payments received on note from Boundless.............................                ---             ---         375,000
     Capital expenditures.................................................           (547,280)       (649,599)     (1,213,946)
                                                                                --------------  --------------  --------------
       Net cash provided by (used in) investing activities................         (8,127,280)     (2,572,873)      1,345,786
                                                                                --------------  --------------  -------------

   FINANCING ACTIVITIES
     Proceeds from issuance of common stock...............................            130,704      13,498,143         502,468
                                                                                -------------   -------------   -------------
       Net cash provided by financing activities..........................            130,704      13,498,143         502,468
                                                                                --------------  -------------   -------------

   Net increase (decrease) in cash and cash equivalents...................         (1,245,631)      4,860,140      (6,365,307)
   Cash and cash equivalents at beginning of year.........................          8,204,638       6,959,007      11,819,147
                                                                                -------------   -------------   -------------
   Cash and cash equivalents at end of year...............................      $   6,959,007   $  11,819,147   $   5,453,840
                                                                                =============   =============   =============

   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Income taxes (net of refunds).......................................      $  (7,162,438)  $  (2,043,764)  $       1,600
                                                                                ==============  =============  ==============
      Interest............................................................      $      10,811   $     185,641   $         ---
                                                                                =============   =============   =============

    Non cash investing activities:
      Note received from Boundless in the Asset Purchase Agreement........      $           0   $           0   $   1,000,000
                                                                                =============   =============   =============



                 See notes to consolidated financial statements

                         INPRIMIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS, GOING CONCERN, AND MANAGEMENT PLANS

    Nature of Business. Inprimis, Inc., formerly known as "Boca Research, Inc." ("Inprimis" or the "Company"), was primarily a data communications products manufacturer and supplier of computer enhancement products whose principal product was modems. Recently, the Company transitioned to a provider of software and systems-based services in the areas of product design, customization of embedded system software, and other engineering and manufacturing consultation services for interactive TV, video on demand, Internet access, and other convergent-technology appliances. In connection with the Company's decision to cease production and sales of the data communications product lines, all of the assets of the Company's Boca Global, Inc. subsidiary have been sold. In addition, the Company has decided not to proceed with the application service provider business, which was envisioned for its AppsCom, Inc. subsidiary.

    Going Concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows in 1999 and 2000, and as of December 31, 2000, had an accumulated deficit of $35.8 million. Cash used in operations for the years ended December 31, 1999 and 2000 was $6.1 million and $8.2 million, respectively. Due to the transition of the Company's business and the additional cash requirements resulting from the purchase commitment to Boundless Corporation (see Note 10), it is likely that the Company's operations will continue to consume cash into 2001. An unfavorable outcome of the legal contingencies (see Note 10) would also have an adverse affect on the Company's cash flow. Such conditions, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Management Plans. The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. Should the Company require additional capital, there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.


2.  SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The accompanying consolidated financial statements include Inprimis, Inc. and its wholly owned subsidiaries, Inprimis Technologies, Inc.; Boca Research of Delaware, Inc.; Boca Research International, Inc.; Boca Research Holland B.V.; Boca Research (UK) Limited; Boca Research International Holdings Ltd.; Boca Global, Inc.; AppsCom, Inc.; and Complete Acquisition Corp. Intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

    Cash and Cash Equivalents. Cash and cash equivalents include cash balances in deposits at banks, overnight repurchase agreements, money market funds, and various other financial instruments having an original maturity of three months or less.

    Inventories. Under the Zoom Agreement, dated July 28, 2000 (see Note 11), Zoom, acting as a master distributor, has the right to sell products from the Company's inventories, utilizing the Global Village and Boca Research brand names. The Company maintains minimal inventories in order to satisfy small orders from customers of Company developed prototypes and the new business direction does not require the Company to have any significant inventories.

    Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of three to five years of the related assets. Leasehold improvements are amortized over the shorter of the assets' life or the terms of the lease agreement.

    Intangible Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying amount may not be recoverable. The Company periodically evaluates the carrying amount of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value.

    Research and Development Costs. Research and development costs are expensed as incurred.

    Income Taxes. The Company provides for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are computed annually for differences between the financial statement carrying values and the tax bases of assets and liabilities and carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    Earnings (Loss) Per Share. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options discussed in Note
12) unless consideration of such dilutive potential common shares would result in anti-dilution. All director and employee options are priced above the year-end market price, therefore, all options were excluded due to their anti-dilutive effect on earnings per share at December 31, 2000.

    Revenue Recognition. Revenue from engineering services contracts is recognized as the work is performed. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. Contracts are generally either time-and-materials or fixed-price in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of December 31, 2000 are recorded as deferred revenue at December 31, 2000.

    Under the Zoom Agreement, dated July 28, 2000 (see Note 11), Zoom has the right to introduce new products within both (Global Village and Boca Research brand names) of the Company's former product lines. In general, except for minor royalty payments, no payment will be received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's product lines over the subsequent 12 months exceed $12 million; $1.0 million if sales by Zoom of the Company's product lines over the subsequent 12 months exceed $19 million; and $2.0 million if sales by Zoom of the Company's product lines over the subsequent 12 months exceed $24 million. The Company does not anticipate receiving any payments pursuant to the foregoing performance schedule.

    Trade receivables are presented net of an allowance for doubtful accounts of $2,081,257 and $580,000 as of December 31, 1999 and 2000, respectively, and net of the allowance for sales returns and price protection of $2,007,342 and $100,000 as of December 31, 1999 and 2000, respectively.

    Recently Issued Accounting Pronouncement and Interpretations - In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities which amends SFAS No. 133, to provide additional guidance and to exclude certain provisions. SFAS No. 133 requires the recognition of all derivatives as either assets or liabilities measured at fair value and is effective for the Company's first quarter of fiscal year ending December 31, 2001. The Company has assessed the impact of SFAS No. 133, as amended, and does not currently have any derivative instruments and therefore the adoption of FAS 133, as amended, will not have a significant effect on the Company's financial position, results of operations, and cash flows in the first quarter of 2001.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company conformed its income recognition policies to SAB No. 101 during the Company's fourth quarter ending December 21, 2000 with no significant effect on the financial statements.

    Product Warranties. Under the Zoom Agreement, the Company continues to support all the products it has already shipped or will be shipping and will remain responsible for warranty, returns, and technical support for these products. The Company outsources technical support to Zoom in order to provide customers with a single point of contact.

    Advertising. Since the Company has transitioned from the data communications business, the Company no longer participates in cooperative advertising programs. Costs of advertising by the Company are expensed as incurred. Total advertising expense for 1998, 1999, and 2000 was $1.0 million, $3.3 million, and $1.3 million, respectively.

    Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2000 presentation.

    Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other liabilities approximates fair value.


3.  INVENTORIES

    Inventories consist of the following:

                                                                                      At  December 31,
                                                                                 ----------------------------
                                                                                    1999            2000
                                                                                 ------------    ------------
                 Raw materials.............................................      $ 4,377,745     $   365,710
                 Work-in-progress..........................................        1,053,196          56,983
                 Finished goods............................................        3,351,454          73,471
                 Allowance for obsolescence................................       (5,110,000)       (496,164)
                                                                                 -----------     -----------
                                                                                 $ 3,672,395     $         0
                                                                                 ===========     ===========


4.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                      At  December 31,
                                                                                 ----------------------------
                                                                                    1999            2000
                                                                                -------------   -------------
                 Machinery and equipment...................................     $ 11,561,229    $  1,669,960
                 Furniture and fixtures....................................          749,891         554,364
                 Leasehold improvements....................................        1,317,670       1,033,186
                 Vehicles..................................................           74,641             ---
                                                                                ------------    ------------
                      Total cost...........................................       13,703,431       3,257,510
                 Less accumulated depreciation.............................      (11,664,018)     (2,286,551)
                                                                                ------------    ------------
                                                                                $  2,039,413    $    970,959
                                                                                ============    ============

    Depreciation expense for the years ended December 31, 1998, 1999, and 2000 was $2.8 million, $1.8 million, and $860,000, respectively.

5.   INCOME TAXES

    Deferred income tax assets (liabilities) in the accompanying balance sheets as of December 31, 1999 and 2000 are attributable to the following items:

                                                                                       At December 31,
                                                                                ----------------------------
                                                                                     1999           2000
                                                                                -------------  -------------
                 Accounts receivable allowances............................       $  934,771   $    231,200
                 Accrued expenses..........................................          417,087        282,674
                 Inventory obsolescence reserve............................        1,737,400        168,692
                 Goodwill..................................................        1,908,024        438,852
                 Depreciation..............................................         (94,727)         34,000
                 Allowance for product warranties..........................          405,620        222,020
                 Federal and state net operating loss carryforwards........        9,620,704     19,009,517
                 AMT credit carryforward...................................          334,294        334,294
                                                                                 -----------   ------------
                 Gross deferred tax asset..................................       15,263,173     20,721,249
                 Valuation allowance.......................................      (15,263,173)   (20,721,249)
                                                                                 ------------  -------------
                                                                                 $         0    $         0
                                                                                 ===========    ===========

    The Company has a Federal and Florida net operating loss carryforward available to offset future Federal and Florida taxable income of approximately $50 million and $35 million, respectively. The Federal net operating loss carryover will begin to expire in 2018, while the Florida net operating loss carryforwards will begin to expire in 2011.

    A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by $5.46 million in the year ended December 31, 2000. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

    Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

    The components of income taxes (benefit) in the accompanying statements of operations are as follows:

                                                                            Year Ended December 31,
                                                                 ---------------------------------------
                                                                      1998            1999        2000
                                                                 -------------   ------------- ---------
                 Federal:
                      Current..............................       $(2,703,980)   $      7,796   $     0
                      Deferred.............................         2,703,980               0         0
                                                                  -----------     -----------   --------
                           Total...........................                 0           7,796         0
                                                                  -----------     -----------   --------
                 State:
                      Current..............................                 0               0     1,600
                      Deferred.............................                 0               0         0
                                                                  -----------     -----------   --------
                                                                            0               0         0
                                                                  -----------     -----------   --------
                           Total...........................       $         0     $     7,796   $ 1,600
                                                                  ===========     ===========   ========


    The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:

                                                                                Year Ended December 31,
                                                                         ---------------------------------
                                                                            1998         1999        2000
                                                                         ----------   ----------   -------
                 Statutory rate applied to loss before income taxes.         35.0%        35.0%      35.0%
                 Decrease in income taxes (benefit) resulting from:
                      Rate differential.............................         (1.0)        (1.0)      (1.0)
                      Valuation allowance...........................        (34.0)       (34.0)     (34.0)
                      State income taxes............................          0.0          0.0        0.0
                      Exempt foreign trade income...................          0.0          0.0        0.0
                      Other, net....................................          0.0          0.0        0.0
                                                                             ----         ----       ----
                      Effective income tax rate.....................          0.0%         0.0%       0.0%
                                                                             ====         ====       ====

6.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consist of the following:

                                                                                       At December 31,
                                                                                -----------------------------
                                                                                     1999            2000
                                                                                -------------   -------------
                 Cooperative advertising...................................       $  261,626      $   30,000
                 Salaries, wages, benefits and bonuses.....................        1,046,181         370,948
                 Commissions...............................................           89,922          90,000
                 Liability for product warranties..........................        1,193,000         653,000
                 Shortfall in guaranteed purchase commitment to Boundless..              ---       1,404,026
                 Other.....................................................        1,027,958         729,232
                                                                                  ----------      ----------
                                                                                  $3,618,687      $3,277,206


7.  ASSET IMPAIRMENT AND OTHER CHARGES

    The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. Consequently, the Company took several steps to exit the data communications marketplace (see Note 10, "Commitments and Contingencies" and Note 11, "Agreement between Inprimis, Inc. and Zoom Telephonics"). The Company significantly reduced its purchase orders for new products from Boundless, and procurement of new data communications products was eliminated by September 30, 2000. In addition, the Company sold certain assets to Zoom to provide the Company with a smooth and customer-oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2.7 million. The elimination of new purchase orders to Boundless will result in the Company falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's products relating to the analog business may mitigate the shortfall, the Company estimated that the shortfall amounted to $1.8 million and took a charge to operations in 2000 for this amount.

8.  OTHER INCOME

     Other income consisted primarily of the following:

                                                                Year Ended December 31,
                                                     ----------------------------------------------
                                                          1998           1999             2000
                                                     -------------- --------------   --------------
   Gain on sale of securities....................      $       ---    $       ---      $   955,831
   Gain on sale of shares in foreign investment..              ---            ---          237,936
   Miscellaneous income .........................          450,935        132,159          236,015
                                                       -----------    -----------      -----------
                                                       $   450,935    $   132,159      $ 1,429,782
                                                       ===========    ===========      ===========


9.  LINE OF CREDIT

    The Company had a two-year collateralized revolving line of credit agreement that originally expired on November 9, 2000 and permitted borrowings of the lesser of $5 million or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5 million to $2.5 million. The interest rate during the second year of the agreement was 1/2% in excess of the prime rate. The loan agreement required the Company to maintain certain financial ratios, limited the incurrence of additional debt, and prohibited payment of dividends without the lender's consent. No borrowings were outstanding as of December 31, 1999. The line of credit was terminated on October 6, 2000.


10.   COMMITMENTS AND CONTINGENCIES

    On March 3, 2000, the Company completed the sale of certain of its assets relating to its manufacturing operations at 1377 Clint Moore Road to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1.0 million to be paid in eight equal installments of

$125,000 plus accrued interest, commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

    Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company falls short of the cumulative prorated amount guaranteed in any of the four 90-day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90-day period in which the shortfall occurred. The Company has eliminated its purchase of data communications products from Boundless and has estimated that there will be a shortfall in meeting its contractual purchase commitment of $1.8 million. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through December 31, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. As of December 31, 2000, the Company had not yet paid $1.4 million of the estimated shortfall to Boundless, which amount is included in accrued expenses and other liabilities (see Note 6). In the event of any default under the Note, the Company is entitled to offset any amounts due to Boundless under the Supply Agreement. There is no minimum purchase obligation during the second year of the Supply Agreement.

    The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim, which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition.

    The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural, and there has been no resolution of the substantive dispute. The Company anticipates that NEC will refile this action in an appropriate jurisdiction in the near future. The Company continues to evaluate the claim, but cannot predict at this time whether the claim will have a material adverse effect on the Company's operating results, financial condition, or cash flows.

    The Company and its Boca Global, Inc. subsidiary have been named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to Inprimis, Inc. Boca Global, Inc. remains as a defendant. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

    The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices. The aggregate minimum annual payments under such leases for the years ending December 31, 2001 and 2002 are $393,450, and $231,798, respectively. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $1,576,130, $1,658,221, and $495,190, respectively.


11.  AGREEMENT BETWEEN INPRIMIS, INC. AND ZOOM TELEPHONICS, INC.

    As previously reported, on July 28, 2000, the Company concluded a definitive agreement with Zoom Telephonics, Inc. (the "Agreement") pursuant to which Zoom Telephonics, Inc. ("Zoom") acquired certain of the Company's assets, including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company continues to support all the products it has already shipped or will be shipping and will remain responsible for warranty, returns, and technical support for these products. The Company will outsource technical support to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, has the right to sell products from the Company's inventories, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payment will be received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows:
$500,000 if sales by Zoom of the Company's existing product lines over the following 12 months exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceed $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceed $24 million. The determination of the purchase price was arrived at by negotiation among the parties. The Company does not anticipate receiving any payments pursuant to the foregoing performance schedule. If Zoom manufactures the Company's products at Boundless, the Company will receive credit against the Company's minimum guarantee commitment. As of December 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless.


12.  STOCK OPTION AND PURCHASE PLANS

    The Board of Directors and shareholders adopted the 1992 Stock Option Plan (the "1992 Plan") pursuant to which, as subsequently amended, the number of shares of Common Stock reserved for grant shall always be equal to 26% of the then issued and outstanding shares of Common Stock of the Company. The 1992 Plan also provides that no more than 250,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 1992 Plan, incentive stock options may be granted to employees and officers of the Company and non-qualified stock options may be granted to consultants, employees, and officers of the Company. The exercise price of the options (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company) shall be as determined by the Compensation Committee of the Board of Directors.

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

    The Board of Directors and shareholders approved the 1996 Non-Employee Director Stock Option Plan (the "1996 Director Plan") pursuant to which, as subsequently amended, a maximum of 500,000 shares of common stock are reserved for grant. Under this plan, each non-employee director will be entitled to be granted an option to purchase 12,000 shares of common stock on the date of his or her initial election to the Board and on the date of each annual meeting of the Company's shareholders at which such director is reelected. The exercise price per share for all options granted under the plan is equal to the fair market value of the common stock on the date of grant. In addition, the Chairman of the Board of Directors is entitled to be granted an option to purchase 5,000 shares of common stock on the date of his election as Chairman and on the date of each reelection. The exercise price per share for all options granted under the plan is equal to the fair market value of the common stock on the date of grant. All options will vest immediately on the date of grant.

    In April 1997, the Company offered the holders of options to purchase an aggregate of 715,097 shares of the Company's Common Stock with exercise prices ranging from $7.125 to $27.50, the opportunity to exchange such options for options to purchase a fewer number of shares at an exercise price of $6.75 per share, the market value of the Common Stock on the date of such offer. The newly issued options vested in three equal annual installments, commencing in April 1998. This offer was made because of the decline in the market price of the Company's Common Stock in order to more effectively retain and motivate the Company's key employees. As a result of this offer, options to purchase 465,689 shares were canceled in exchange for the issuance of options to purchase 314,416 shares priced at $6.75 per share. The holders of options representing 249,408 shares declined the offer to exchange their options.

    A summary of the status of the Company's stock options as of December 31, 1998, 1999 and 2000 and changes during the years ended on those dates is presented below:

                                                                           1998                  1999                 2000
                                                                   --------------------  -------------------- --------------------
                                                                               Weighted              Weighted             Weighted
                                                                                Average               Average              Average
                                                                               Exercise              Exercise             Exercise
                                                                     Shares      Price     Shares      Price     Shares      Price
                                                                     ------      -----     ------      -----     ------      -----
Outstanding at beginning of year..............................     1,190,391     $ 7.97  1,579,472    $  5.71  1,391,735   $  6.30
Granted.......................................................       942,461       3.97    362,500       6.20    895,047      3.88
Exercised.....................................................            --         --    227,272       2.91    111,832      3.50
Cancelled.....................................................       553,380       7.61    322,965       5.67    328,183      5.47
                                                                    --------              --------              --------
Outstanding at end of year....................................     1,579,472       5.71  1,391,735       6.30  1,846,767      5.45
                                                                   =========             =========             =========
Exercisable at end of year....................................       875,588       6.25    949,461       6.37  1,288,554      6.17
                                                                    ========              ========             =========


    The following table summarizes information about stock options outstanding at December 31, 2000:

                                                        Options Outstanding                      Options Exercisable
                                                        -------------------                      -------------------
                              Number           Weighted-Average                             Number
   Range of                 Outstanding            Remaining        Weighted-Average      Exercisable      Weighted-Average
Exercise Price              at 12/31/00        Contractual Life      Exercise Price       at 12/31/00        Exercise Price
------------------         -------------   --------------------   -----------------    --------------     -----------------
  $0.94 -  3.00               425,135                9.6                $  2.36            112,075              $  2.42
   3.01 -  6.00               757,481                7.2                   5.09            617,814                 5.17
   6.01 - 13.00               649,151                7.0                   7.44            543,665                 7.55
  13.01 - 25.00                15,000                5.4                  25.00             15,000                25.00
                            ---------                                                   ----------
                            1,846,767                7.7                   5.45          1,288,554                 6.17
                            =========                                                  ===========


    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss for 1998, 1999, and 2000 would have been $16,707,953, $24,920,901, and $14,639,507, respectively. Pro forma loss per share for 1998, 1999, and 2000 would have been $1.91, $2.46, and $1.26, respectively. The weighted average fair value of the options granted during 1998, 1999, and 2000 was estimated at $2.68, $4.07, and $3.42 respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 75%, 67%, and 120% respectively, weighted average risk-free interest rate of 5.33%, 5.75%, 6.03%, respectively, and expected lives of six years.

    The Board of Directors and shareholders adopted the 1992 Employee Stock Purchase Plan (the "1992 Purchase Plan"). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period, which commences on January 1 and July 1 of each year. During 1999 and 2000, there were 43,913 and 21,163 shares issued in connection with this plan, respectively. At December 31, 2000, there were options to purchase 14,816 shares at a price of $0.80 per share granted and exercisable under this plan.

    In November, 2000, the Company agreed to grant an outside consultant an option to purchase 20,000 shares of common stock of the Company pursuant and subject to the terms of the 1992 Plan in exchange for sales and marketing services to be provided to the Company by the consultant. The related estimated fair market value of such options of $25,900 was charged to expense in the year-ended December 31, 2000.


13.  SAVINGS PLAN

    In January 1992, the Board of Directors adopted a Savings Incentive Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan upon completion of six months of employment. Each employee may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 33% on each anniversary date of employment. Amounts credited to an employee's account may be distributed to the employee at the earliest of (a) the termination of the employee's employment with the Company; (b) the termination of the Plan, or
(c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan are taxable to the employee until such amounts are distributed to the employee. However, contributions made by the Company are tax deductible. During the years ended December 31, 1998, 1999, and 2000, the Company's contribution expense to the Savings Plan aggregated $158,000, $107,000, and $48,000, respectively.


14.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA

    Before the Company exited the data communications business, the Company sold its products primarily to national, regional, and international wholesale distributors and OEM customers. Sales to distributors accounted for 44%, 59%, and 41% of the Company's net sales in 1998, 1999, and 2000, respectively. Sales to OEM customers accounted for 49%, 28%, and 13% of the Company's net sales in 1998, 1999, and 2000, respectively.

    Sales to customers who contributed 10% or more of net sales during the years ended December 31, 1998, 1999, and 2000 and the related trade receivable balances at the end of each year were as follows:

                                                                Year Ended December 31,
                                                    --------------------------------------------
                                                         1998            1999            2000
                                                    --------------  --------------  ------------
    Net sales
         Customer A...........................       $ 13,249,187    $ 7,844,103     $ 3,657,313
         Customer B...........................          6,513,920      5,752,807       1,053,329
         Customer C...........................            ---            368,500       1,595,267


                                                                   As of December 31,
                                                    --------------------------------------------
                                                          1998           1999            2000
                                                    --------------  -------------   ------------
    Trade receivables
         Customer A...........................       $  3,015,188    $ 1,771,942     $   177,613
         Customer B...........................          2,250,565      1,423,856         178,315
         Customer C...........................            ---            ---             106,997

    Customers A and B are both wholesale distributors. Customer A contributed greater than 10% of net sales during 1998, 1999, and 2000, while Customer B contributed greater than 10% of net sales during 1999. Customer C is a computer software and services provider and has contributed greater than 10% of net sales in 2000.

    Before exiting the data communications business, the Company sold its products in the United States and in foreign countries primarily through its own sales force and independent manufacturer representative organizations. Net sales by geographic region for the years ended December 31, 1998, 1999, and 2000 are as follows:

                                                                 Year Ended December 31,
                                                     --------------------------------------------
                                                          1998           1999            2000
                                                     -------------- --------------  -------------
    United States.............................         $53,388,233    $26,572,236     $13,192,898
    Europe....................................           9,081,509      1,858,623         969,130
    Other.....................................           7,572,629      4,336,258         235,181
                                                       -----------    -----------     -----------
                                                       $70,042,371    $32,767,117     $14,397,209
                                                       ===========    ===========     ===========

    Because of the Company's transition to an engineering services enterprise, the Company currently does not conduct business in, or have any long-lived assets located in foreign countries.


15.  RELATED PARTY TRANSACTIONS

    During July 2000, the Company sold its 20% ownership interest in PowerTel, a joint venture in India, and received net proceeds of $314,000, resulting in a gain of $238,000. Sales to this related party in the twelve months ended December 31, 1999 and 2000 were $86,000 and $0, respectively. The net gain is reflected in "Other income" in the consolidated statement of operations for the twelve months ended December 31, 2000.

    In December, 2000, the Company recorded revenue and negotiated the resolution of an outstanding receivable between the Company and Infomatec Integrated Information Systems AG ("Infomatec"), a German company that owned 11% of the Company as of December 31, 2000. Specifically, the Company recorded revenue related to work performed on two Infomatec projects, released an accounts receivable for one of the Company's customers which is also a subsidiary of Infomatec, and discharged accounts payable to Infomatec for fixed assets and travel expenses. During 2000, the Company recorded a total of $129,000 of revenue related to engineering services provided to Infomatec.


16.   SEGMENT REPORTING

     The Company operates in only one business segment but has two major product categories. Sales by major product category is as follows (in thousands):

                                                                 Year Ended December 31,
                                                     ----------------------------------------------
                                                          1998           1999             2000
                                                     -------------- --------------   --------------
Data Communications, PC peripherals, and other....          70,042    $    32,052      $     9,589
Engineering Services .............................             ---            715            4,808
                                                       -----------    -----------      -----------
                                                       $    70,042    $    32,767      $    14,397
                                                       ===========    ===========      ===========

       The Company does not have the information available to break down profitability (loss) by the major product types.


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited summarized financial data by quarter for 1999 and 2000 is as follows (in thousands except for per share data):


    Three months ended                                March 31         June 30      September 30      December 31
    ------------------                               -----------    -----------    --------------    ------------
    1999
         Net sales................................... $  10,701      $  8,747         $ 7,719           $ 5,600
         Gross profit (loss).........................     2,098           442             223            (2,230)
         Loss from operations........................    (3,947)       (4,791)         (5,055)           (8,853)
         Net loss....................................    (3,806)       (4,835)         (4,833)           (8,803)
         Basic and diluted loss per share............     (0.43)        (0.51)          (0.45)            (0.77)

    Three months ended                                March 31         June 30      September 30      December 31
    ------------------                               -----------    -----------    --------------    ------------
    2000
         Net Sales................................... $   4,655      $  3,437         $   4,173         $  2,132
         Gross profit (loss).........................       396          (423)            1,337              323
         Loss from operations........................    (3,548)       (9,912)             (853)          (1,169)
         Net loss....................................    (2,395)       (9,660)             (411)            (997)
         Basic and diluted loss per share............     (0.21)        (0.83)            (0.04)           (0.09)


    During the fourth quarter of 2000, the Company reversed $500,000 in sales returns and allowances and $145,000 in warranty accruals in connection with finalizing valuation accounts related to data communications products that the Company was no longer manufacturing or selling. During the fourth quarter of 1999, gross loss and net loss were adversely affected by the decrease in net sales of data communications products, the increase in reserve for inventory obsolescence, and a one-time severance payment to a former executive officer.

                        INPRIMIS, INC. AND SUBSIDIARIES
         SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                            YEAR ENDED DECEMBER 31,


                                                                            Additions
                                                            Balance        Charged to      Charged to                    Balance
                                                         at Beginning       Costs and         Other                      at End
              Description                                   of Year         Expenses        Accounts     Deductions      of Year
---------------------------------------------------------------------------------------------------------------------------------

                   1998
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
  and Price Protection                                    $1,300,000           27,055       834,000 (1)       ---      $2,161,055
Allowance for Doubtful Accounts                            1,400,000          985,399       931,257 (1)     785,399     2,531,257
Allowance for Inventory Obsolescence                       3,500,000        1,618,042         ---         1,868,042     3,250,000
Allowance for Product Warranties                             356,000           10,000     1,111,000 (1)       ---       1,477,000

                   1999
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
 and Price Protection                                     $2,161,055            ---           ---           153,713    $2,007,342
Allowance for Doubtful Accounts                            2,531,257           65,388         ---           515,388     2,081,257
Allowance for Inventory Obsolescence                       3,250,000        3,677,280         ---         1,817,280     5,110,000
Allowance for Product Warranties                           1,477,000           83,000         ---           367,000     1,193,000

                   2000
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Sales Returns,
 and Price Protection                                     $2,007,342          183,000         ---         2,090,342      $100,000
Allowance for Doubtful Accounts                            2,081,257          240,219         ---         1,741,476       580,000
Allowance for Inventory Obsolescence                       5,110,000          428,041         ---         5,041,877       496,164
Allowance for Product Warranties                           1,193,000          205,000         ---           745,000       653,000

---------------------------------------------------------------------------------------------------------------------------------


(1) Includes the balances relating to the acquisition of the modem business of Global Village Communications.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.
                                    PART III

    In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders scheduled to be held on May 14, 2001. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.


                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

        The Financial Statements and Schedule filed as part of this Annual Report on Form 10-K are listed in the index for Item 8.

    (b) Reports on Form 8-K

        No current reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.





    (c)  Exhibits

       Exhibit No.                                       Title
       ------------                                      -----
       (11)    3.1   --   Articles of Incorporation of the Company
        (1)    3.2   --   By-Laws of the Company
        (1)   10.1   --   Non-Qualified Stock Option Plan.
        (1)   10.2   --   1992 Stock Option Plan.
        (1)   10.3   --   1992 Employee Stock Purchase Plan.
        (1)   10.4   --   1992 Non-Employee Director Stock Option Plan.
        (1)   10.10  --   Distributor Contract dated August 16, 1991 between Tech Data Corporation and the Company.
        (1)   10.11  --   Form of Indemnification Agreement between the Company and its directors and
                          Officers.
        (2)   10.12  --   Standard Commercial Lease between Equitable Pacific Partners Limited
                          Partnership and the Company.
        (3)   10.13  --   Employment Agreement, dated as of April 24, 1995, between Anthony F.
                          Zalenski and the Company.
        (4)   10.16  --   Amended Revolving Credit Agreement between the Company, Boca Research
                          International, Inc., Boca Research Holland B.V., Inc., Complete Acquisition
                          Corp., Boca Research of Delaware, Inc. and First Union National Bank of
                          Florida dated as of December 31, 1997.
        (4)   10.17  --   1996 Non-Employee Director Stock Option Plan.
        (5)   10.19  --   Employment Agreement, dated as of October 16, 1998, between Robert W. Ferguson and the
                          Company.
        (6)   10.21  --   Extension to Employment Agreement, dated as of March 31, 1999, between Robert W. Ferguson and the Company.
        (7)   10.22  --   Employment Agreement, dated as of August 1, 1999, between Robert P. Heinlein and and the Company.
        (9)   10.23  --   Employment Agreement, dated as of November 8, 1999, between Cecil Dye and the Company.
        (9)   10.24  --   Employment Agreement, dated as of November 30, 1999, between Martha Ritchason and the
                          Company.
        (9)   10.25  --   Employment Agreement, dated as of January 13, 2000, between Alex Oprescu and the Company.
        (9)   10.26  --   Employment Agreement, dated as of March 17, 2000, between Larry L. Light and the Company.
        (9)   10.27  --   Asset Purchase Agreement, dated as of January 24, 2000, between Boundless Technologies, Inc. and the Company.

        (9)   10.28  --   Assignment and Assumption Agreement, dated as of March 3, 2000, between Boundless
        (9)   10.29  --   Promissory Note, dated March 3, 2000, issued by Boundless Manufacturing Services, Inc. made in favor of the Company.
     (9)(8)   10.30  --   Supply Agreement, dated as of March 3, 2000, by and between Boundless Manufacturing Services,
                          Inc. and the Company.
       (10)   10.31  --   Asset Purchase Agreement, dated July 28, 2000, between the Company and Boca Global, Inc. and
                          Zoom Telephonics, Inc.
       (10)   10.32  --   Employment Agreement, dated May 16, 2000, between the Company and Richard M. Brewer.
       (10)   10.33  --   Amendment, dated May 16, 2000, to Employment Agreement, dated August 19, 1999, between the
                          Company and Robert P. Heinlein.
       (11)   10.34  --   Amended and Restated Employment Agreement, dated as of September 29, 2000, between Eduard
                          Will and the Company.
              10.35  --   Standard Commercial Lease between Equitable Pacific Partners Limited Partnership and the
                          Company.
              10.36  --   Amendment, dated March 6, 2001, to Amended and Restated Employment Agreement, dated as of
                          September 29, 2000, between Eduard Will and the Company.
              11.1   --   Statement re: computation of per share earnings.
                          All information required by Exhibit 11 is presented in Note 2 of the Company's Consolidated
                          Financial Statements in accordance with th provision of SFAS No. 128.
        (9)   21.1   --   Subsidiaries of the Company.
              23.1   --   Consent of Deloitte & Touche LLP.

---------------


(1) Incorporated by reference to the exhibits to the Registration Statement No. 33-56530 filed with the Securities and Exchange Commission.

(2) Incorporated by reference to exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(3) Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(4) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(5) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(6) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(7) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8) Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(9) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(10) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(11) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Inprimis, Inc.


                                 By:        /S/  LARRY L. LIGHT
                                    --------------------------------------
                                    Name:  Larry L. Light
                                    Title: Chief Executive Officer

Date:  March 23, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                                  Title                           Date
            ---------                                  -----                           ----
       /S/ LARRY L. LIGHT              Chief Executive Officer                      March 23, 2001
----------------------------------
           Larry L. Light              (Principal Executive Officer)

       /S/ R. MICHAEL BREWER           Vice President of Finance, Chief Financial   March 23, 2001
                                        Officer
----------------------------------
           R. Michael Brewer           (Principal Financial Officer and Principal   March 23, 2001
                                        Accounting Officer)

       /S/ ARTHUR R. WYATT
----------------------------------
           Arthur R. Wyatt             Chairman of the Board of Directors           March 23, 2001

       /S/ H. RIC LUNRS
----------------------------------
           H. Ric Luhrs                Director                                     March 23, 2001

       /S/ JOSEPH M. O'DONNELL         Director                                     March 23, 2001
----------------------------------
           Joseph M. O'Donnell

       /S/ BLAINE DAVIS                Director                                     March 23, 2001
----------------------------------
           Blaine Davis

       /S/ EDUARD WILL                 Director                                     March 23, 2001
----------------------------------
           Eduard Will

       /S/ KARL GRUNS                  Director                                     March 23, 2001
----------------------------------
           Karl Gruns

       /S/ MICHAEL S. POLACEK          Director                                     March 23, 2001
----------------------------------
           Michael S. Polacek

       /S/ BERNARD A. CARBALLO         Director                                     March 23, 2001
----------------------------------
           Bernard A. Carballo

       /S/ PHILIP A. VACHON            Director                                     March 23, 2001
----------------------------------
           Philip A. Vachon

Exhibit 10.36

             AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT


         THIS AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT is made and entered into this 6th day of March, 2001, by and between INPRIMIS, INC., a Florida corporation, formerly known as BOCA RESEARCH, INC. (hereinafter referred to as "the Company," and EDUARD WILL (hereinafter referred to as "Mr. Will").

                              W I T N E S S E T H:

         WHEREAS, the parties have heretofore entered into that certain Amended and Restated Employment Agreement dated September 29, 2000 ("Employment Agreement"); and

         WHEREAS, the employment term, as defined in Section 3 of the Employment Agreement, was to commence when Mr. Will had obtained the required documentation for his immigration visa in order to allow him to commence such services, and in the event the required immigration documentation had not been obtained by February 15, 2001, the Company would have the right to terminate and cancel the Employment Agreement; and

         WHEREAS, such visa has been applied for but not yet obtained; and

         WHEREAS, the parties are desirous of amending the Employment Agreement to defer the date upon which the visa must be obtained to be not later than May 14, 2001.

         NOW, THEREFORE, in consideration of the mutual covenants and promises herein contained from one party to the other, the receipt and adequacy of which is hereby acknowledged, the parties hereby agree as follows:

         1. Section 3 of the Employment Agreement is hereby amended in its entirety to read as follows:

                  3. Employment Term. The Employment Term shall begin upon Mr. Will obtaining the required immigration documentation in order to allow Mr. Will to accept the position and employment provided for in this Agreement (the "Commencement Date") and continue through October 31, 2003, (the "Employment Term"). In the event Mr. Will shall not have obtained such required immigration documentation by May 14, 2001, the Company shall have the right to terminate and cancel this Agreement. Employment during the Employment Term shall be subject to termination in accordance with the terms of this Agreement.

         2. In all other respects, the said Employment Agreement shall remain in full force and effect as originally written.

         IN WITNESS WHEREOF, the parties hereto have set their hands and seals the date first above written.

                                    INPRIMIS, INC. f/k/a BOCA RESEARCH, INC.


                                    By:__________________________________
                                    Name:             Arthur R. Wyatt
                                    Title:   Chairman of the Board of Directors



                                    ------------------------------------
                                    EDUARD WILL

Exhibit 10.35

                       INDEX TO STANDARD COMMERCIAL LEASE

                                                                         PAGE
                                                                         ----
ARTICLE  1.00 BASIC LEASE TERMS.........................................   1
         1.01    Parties................................................   1
         1.02    Leased Premises........................................   1
         1.03    Term...................................................   1
         1.04    Base Rent..............................................   1
         1.05    Addresses..............................................   2
         1.06    Permitted Use..........................................   2
         1.07    Guarantors.............................................   2
         1.08    Landlord's Broker:.....................................   2

ARTICLE  2.00 RENT......................................................   2
         2.01    Base Rent..............................................   2
         2.02    Operating Expenses.....................................   2
         2.03    Definition of Operating Expenses.......................   3
         2.04    Miscellaneous..........................................   3
         2.05    Increase in Insurance Premiums.........................   3
         2.06    (Intentionally Deleted)................................   3
         2.07    Holding Over...........................................   3

ARTICLE  3.00 OCCUPANCY AND USE.........................................   3
         3.01    Use....................................................   3
         3.02    Signs..................................................   4
         3.03    Compliance with Laws. Rules and Regulations............   4
         3.04    Warranty of Possession.................................   4
         3.05    Inspection.............................................   4

ARTICLE  4.00 UTILITIES AND SERVICE.....................................   4
         4.01    Building Services......................................   4
         4.02    Theft or Burglary......................................   4

ARTICLE  5.00 REPAIRS AND MAINTENANCE...................................   4
         5.01    Landlord Repairs.......................................   4
         5.02    Tenant Repairs.........................................   4
         5.03    Request for Repairs....................................   5
         5.04    Tenant Damages.........................................   5
         5.05    Maintenance Contract...................................   5

ARTICLE  6.00 ALTERATIONS AND IMPROVEMENTS..............................   5
         6.01    As-Is Condition........................................   5
         6.02    Tenant Improvements....................................   5

ARTICLE  7.00 CASUALTY AND INSURANCE....................................   5
         7.01    Landlord's Obligation to Repair and Reconstruct........   5
         7.02    Landlord's Option to Terminate Lease...................   5
         7.03    Demolition of Landlord's Building......................   5
         7.04    Insurance Proceeds.....................................   5
         7.05    Property Insurance.....................................   5
         7.06    Waiver of Right of Recovery............................   5
         7.07    Hold Harmless..........................................   6
         7.08    Tenant's Insurance.....................................   6

ARTICLE  8.00 CONDEMNATION..............................................   6
         8.01    Substantial Taking.....................................   6
         8.02    Partial Taking.........................................   6

ARTICLE  9.00 ASSIGNMENT OR SUBLEASE: MORTGAGEE RIGHTS..................   6
         9.01    Landlord's Consent Required............................   6
         9.02    Transfer of Corporate Shares...........................   7
         9.03    Transfer of Partnership Interests......................   7
         9.04    Acceptance of Rent from Transferee.....................   7
         9.05    Additional Provisions Respecting Transfers.............   7
         9.06    Rights of Mortgagee....................................   7

ARTICLE 10.00 LIENS.....................................................   8
        10.01    Landlord's Lien........................................   8
        10.02    Liens..................................................   8

ARTICLE 11.00 DEFAULT AND REMEDIES......................................   9
        11.01    Events of Default......................................   9
        11.02    Tenant's Grace Periods.................................   9
        11.03    Repeated Late Payment..................................   9
        11.04    Landlord's Remedies for Tenant's Default...............   9
        11.05    Landlord's Right to Perform for Tenant's Account.......  10

ARTICLE 12.00 RELOCATION................................................  10
        12.01    Relocation Option......................................  10
        12.02    Expenses...............................................  10

ARTICLE 13.00 DEFINITIONS...............................................  10
        13.01    Abandon................................................  10
        13.02    Act of God or Force Majeure............................  10

ARTICLE 14.00 MISCELLANEOUS.............................................  11
        14.01    Waiver.................................................  11
        14.02    Act of God.............................................  11
        14.03    Jury Trial: Attorney's Fees............................  11
        14.04    Successors.............................................  11
        14.05    Rent Tax...............................................  11
        14.06    Captions...............................................  11
        14.07    Notice.................................................  11
        14.08    Submission of Lease....................................  11
        14.09    Corporate Authority....................................  11
        14.10    Severability...........................................  11
        14.11    Landlord's Liability...................................  11
        14.12    Radon Gas..............................................  11
        14.13    Hazardous Substances...................................  11

                                      (i)

ARTICLE 15.00 REAL ESTATE COMMISSION....................................  12
        15.01    Brokers................................................  12

ARTICLE 16.00 AMENDMENT AND LIMITATION OF WARRANTIES....................  12
        16.01    Entire Agreement.......................................  12
        16.02    Amendment..............................................  12
        16.03    Limitation of Warranties...............................  12

ARTICLE 17.00 OTHER PROVISIONS..........................................  12
        17.01    Renewal Option.........................................  12
        17.02    Right of Negotiation...................................  12

ARTICLE 18.00 SIGNATURES................................................  13

EXHIBITS:
         Exhibit "A" - Floor Plan
         Exhibit "B" - (Intentionally Deleted)
         Exhibit "C" - Rules and Regulations
         Exhibit "D" - Hazardous Substances Procedures


                                      (ii)

                           STANDARD COMMERCIAL LEASE

                         ARTICLE 1.00 BASIC LEASE TERMS

     1.01     Parties.     This lease agreement ("Lease") is entered into by and
between the following Landlord and Tenant: EQUITABLE PACIFIC PARTNERS LIMITED PARTNERSHIP, a Delaware limited partnership ("Landlord"): BOCA RESEARCH, INC. ("Tenant").

     1.02     Leased Premises.     In consideration of the rents, terms,
provisions and covenants of this Lease, Landlord hereby leases, lets and demises to Tenant the following described premises ("Premises"):

              Approximately 32.673 square feet of rentable area which Tenant shall occupy under this Lease on the Commencement Date and approximately 25.000 square feet of rentable area which Tenant shall occupy under this Lease on September 1. 1999, for a total of 57.673 square feet of rentable area. more particularly described on Exhibit "A" attached hereto. which Premises are part of that certain building located at 1601 Clint Moore Road. Boca Raton. Florida 33487. subject to the terms of this Lease, together with appurtenances specifically granted in this Lease. but reserving to the Landlord: (a) the use of: (i) the exterior faces of all exterior walls and (ii) the roof: and (b) the right to install, maintain, use, repair and replace pipes, ducks, conduits, and wires throughout the Premises and serving the other parts of the Building. Common Areas serving the Premises will at all times be subject to Landlord's exclusive control and management in accordance with the terms and provisions of this Lease, subject to Tenant's non-exclusive right to use and enjoy the Common Areas in accordance with rules and regulations established by Landlord. The parties hereby agree that the Premises contains the rentable area described above, and that Tenant's pro rata share of operating expenses (hereinafter defined) is as follows: 5O.7479% prior to September 1, 1999; and 89.578% from and after September 1.1999. Landlord and Tenant acknowledge the description of the Premises attached hereto as Exhibit "A" may not accurately reflect the dimensions of the Premises.

     1.03     Term.     Subject to and upon the conditions set forth herein, the
term of this Lease shall commence on July 13, 1997 (the "Commencement Date"), and shall terminate on the Expiration Date which shall be five (5) years after the Commencement Date.

     1.04     Base Rent.

              Base Rent in the First Lease Year shall be Five and 50/100 Dollars ($5.50) per square foot of Rentable Area or One Hundred Seventy-Nine Thousand Seven Hundred One and 50/100 Dollars ($179.701.50) per annum (based upon the stipulated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Fourteen Thousand Nine Hundred Seventy-Five and 13/100 Dollars ($14.975.13) each together with applicable sales tax, and applicable local taxes. beginning on the Commencement Date. Each year commencing on the Commencement Date (or commencing on the first day of the first month following the Commencement Date if the Commencement Date is other than the first day of the month, in which event the First Lease Year shall include the period between the Commencement Date and the first month thereafter) or anniversary thereof is hereafter referred to as, a "Lease Year."

              Base Rent in the Second Lease Year shall be Five and 75/100 Dollars ($5.75) per square foot of Rentable Area or One Hundred Eighty-Seven Thousand Eight Hundred Sixty-Nine and 75/100 Dollars ($187,869.75) per annum (based upon the stipulated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Fifteen Thousand Six Hundred Fifty-Five and 81/100 Dollars ($15,655.81) each together with applicable sales tax and applicable local taxes, beginning on the first day of the Second Lease Year.

              Base Rent in the Third Lease Year shall be Six and 001100 Dollars ($6.00) per square foot of Rentable Area or as follows (based on the increase of Rentable Area as of September 1. 1999):

                   a. One Hundred Ninety-Six Thousand Thirty-Eight and 00/100 Dollars ($196.038.0O) per annum (based upon the stipulated Rentable Area set forth above) per year payable monthly in advance. without deduction or offset. on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Sixteen Thousand Three Hundred Thirty-Six and 50/100 Dollars ($16,336.50) each together with applicable sales tax and applicable local taxes. beginning on the Third Lease Year.

                   b. Three Hundred Forty-Six Thousand Thirty-Eight and 00/100 Dollars ($346,038.00) per annum (based upon the stipulated Rentable Area set forth above) per year payable monthly in advance, without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Twenty-Eight Thousand Eight Hundred Thirty-Six and 50/100 Dollars ($28,836.50) each together with applicable sales tax and applicable local taxes, beginning on September 1.

              Base Rent in the Fourth Lease Year shall be Six and 25/100 Dollars ($6.25) per square foot of Rentable Area or Three Hundred Sixty Thousand Four Hundred Fifty-Six and 25/100 Dollars ($360,456.25) per annum (based upon the stipulated Rentable Area set forth above) per year payable monthly in advance. without deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes. in equal installments of Thirty Thousand Thirty-Eight and 02/100 Dollars ($30.0 38.02) each together with applicable sales tax and applicable local taxes, beginning on the first day of the Fourth Lease Year.

              Base Rent in the Fifth Lease Year shall be Six and 50/100 Dollars ($6.50) per square foot of Rentable Area or Three Hundred Seventy-Four Thousand Eight Hundred Seventy-Four and 50/100 Dollars ($374,874.50) per annum (based upon the stipulated Rentable Area set forth above) per year payable monthly in advance, with out deduction or offset, on the first day of each calendar month together with applicable sales tax and applicable local taxes, in equal installments of Thirty-One Thousand Two Hundred Thirty-Nine and 54/100 Dollars ($31,239.54) each together with applicable sales tax and applicable local taxes, beginning on the first day of the Fifth Lease Year.

     1.05     Addresses.

              Tenant's Address for Notices Prior to Commencement Date:
              Boca Research. Inc.
              1377 Clint Moore Road
              Boca Raton, FL  33487

              with a copy to:

              Robert Federspiel. Esq.
              Spinner Diliman Federspiel & Dowling
              501 East Atlantic Avenue
              Delray Beach, FL  33483

              Tenant's Address for Notices After Commencement Date:

              Tenant
              The Premises

              Landlord's Address for Notices:

              Equitable Pacific Partners Limited Partnership
              c/o Compass Management and Leasing, Inc.
              Nations Bank Tower
              Fort Lauderdale, Florida 33394
              Attention:  On Site Property Manager
              ---------

              With copies to:

              Equitable Real Estate Investment Management. Inc.
              Atlanta Regional Office
              The Equitable Building
              100 Peachtree Street. Suite 2300
              Atlanta, Georgia  30303
              Attention:  Asset Manager
              ---------

              and to:

              Holland & Knight
              One East Broward Blvd.
              P.O. Box 14070
              Fort Lauderdale, Florida 33301
              Attention:  Irwin J. Fayne, Esq.
              ---------

     1.06 Permitted Use. Light manufacturing as may be permitted by applicable zoning regulations.

     1.07     Guarantors. None

     1.08     Landlord's Broker:  Compass Management and Leasing, Inc.

              Cooperating Broker: CB Commercial Real Estate Group, Inc.


                                ARTICLE 2.00 RENT

     2.01 Base Rent. Tenant agrees to pay monthly as Base Rent during the term of this Lease the sum of money set forth in Section 1.04 of this Lease, which amount shall be payable to Landlord at the address shown above. Each monthly installment of Base Rent shall be due and payable on or before the first day of each calendar month: provided, if the Commencement Date should be a date other than the first of a calendar month, the Base Rent set forth above shall be prorated to the end of that calendar month, and all succeeding installments of Rent shall be payable on or before the first day of each succeeding calendar month during the term of this Lease. Each year commencing on the Commencement Date (or commencing on the first day of the first month following the Commencement Date if the Commencement Date is other than the first day of the month, in which event the First Lease Year shall include the period between the Commencement Date and the first month thereafter) or anniversary thereof is hereafter referred to as a "Lease Year."

     2.02 Operating Expenses. Tenant shall also pay as Additional Rent Tenant's pro rata share of the operating expenses. Notwithstanding anything the foregoing, Tenant shall not be required to pay Tenant's Share of any controllable operating expenses which are in excess of the Cap. For purposes of the preceding sentence: "Cap" for the first calendar year following the Base Year shall be One Hundred and Five Percent (1O5%) of controllable operating expenses incurred during the Base Year, and for each succeding calendar year, the "Cap" shall be One Hundred and Five Percent (105%) of the Cap for the preceding calendar year; and "controllable operating expenses" means all Operating Expenses other than utilities and real property taxes that accrue against the Building and insurance. Landlord may invoice Tenant monthly for Tenant's pro rata share of the estimated operating expenses for each calendar year, which amount shall be adjusted each year based upon anticipated operating expenses. Within nine months following the close of each calendar year, Landlord shall provide Tenant an accounting showing in reasonable detail all computations of Additional Rent due under this section. In the event the accounting shows that the total of the monthly payments made by Tenant exceeds the amount of Additional Rent due by Tenant under this section, the accounting shall be accompanied by a refund. In the event the accounting shows that the total of the monthly payments made by Tenant is less than the amount of Additional Rent due by Tenant under this section, the accounting shall be accompanied by an invoice for the Additional Rent. Notwithstanding any other provisions in this Lease, during the year in which this Lease terminates, Landlord, prior to the termination date, shall have the option to invoice Tenant for Tenant's pro rata share of the operating expenses based upon the previous year's operating expenses. If this Lease shall terminate on a day other than the last day of a calendar year, the amount of any Additional Rent payable by Tenant applicable to the year in which the termination shall occur shall be prorated on the ratio that the number of days from the commencement of the calendar year to and including such termination date bears to 365. Tenant agrees to pay any Additional Rent due under this section within ten day following receipt of the invoice or accounting showing Additional Rent due. For a period of thirty (30) days after receipt of Landlord's accounting, Tenant shall have the right, upon advance notice, to visit Landlord's office during business hours to inspect its books and records concerning the operating expenses. Tenant hereby agrees that the Additional Rent for operating expenses from time to time computed by Landlord shall be final and binding for all purposes of this Lease unless, within thirty (30) days after Landlord provides Tenant with written notice of the amount thereof, Tenant provides Landlord with written notice (i) disputing the mathematical accuracy of such amount (the "Disputed Amount"), (ii) designating an attorney or accountant, reasonably acceptable to Landlord, and appointed by Tenant, at its sole cost and expense, to review the mathematical accuracy of the Disputed Amount with Landlord and/or its designated representatives and (iii) confirming that the Disputed Amount shall not be subject to adjustment, and agreeing to pay all of Landlord's costs and expenses in connection with such review, including attorneys' fees and accountants' fees, unless as a result thereof the Disputed Amount is demonstrated to reflect a mathematical error in excess of five percent (5%) of the amount actually due from Tenant. Landlord hereby agrees, in the event it receives such notice from Tenant, to cooperate in promptly completing such review and promptly refunding any portion of the Disputed Amount which exceeds the amount actually due from Tenant. In the event the Disputed Amount is demonstrated to reflect a mathematical error in excess of five percent (5%) of the amount actually due from Tenant, Landlord will reimburse Tenant's cost of audit to reveal the error.

     2.03 Definition of Operating Expenses. The term "operating expenses" includes all expenses incurred by Landlord with respect to maintaining, managing, securing, insuring and operating the building ("Building") of which the Premises are a part and the adjacent areas, parking lots and facilities serving the Building ("Common Areas"), including but not limited to, the following; maintenance, repair and replacement costs; security; landscaping; management fees, wages and benefits payable to employees of Landlord whose duties are directly connected with the operation and maintenance of the building; all services, utilities, supplies repairs, replacements or other expenses incurred in connection with the Common Areas; the cost, including interest, amortized over its useful life, of any capital improvements made to the building by Landlord after the date of this Lease which is required under any governmental law or interest, amortized over its useful life, of installation of any device or other equipment which improves the operating efficiency of any system within the Premises or the Building and thereby reduces operating expenses; all other expenses which would generally be regarded as operating and maintenance expenses which would be reasonably be amortized over a period not to exceed five years; all real property taxes and owners' association assessments which accrue against the Building during the term of this Lease; and all insurance premiums Landlord is required to pay or deems necessary to pay, including public liability insurance, with respect to the Building and Common Areas (collectively. the "Project"). The term operating expenses does not include the following; repairs, restoration or other work occasioned by fire, wind, the elements or other casualty; income and franchise taxes of Landlord; expenses incurred in leasing to or procuring of leases, leasing commissions, advertising expenses and expenses for the renovating of space for new lessees; interest or principal payments on any mortgage or other indebtedness of Landlord; compensation paid to any employee of Landlord above the grade of property manager; any depreciation allowance or expense; or operating expenses which are the responsibility of Tenant. As used herein, "real property taxes" includes ad valorem taxes and assessments, general and special, taxes on real estate rental receipts, taxes on Landlord's gross receipts, or any other tax imposed upon or levied against real estate. or upon owners of real estate as such rather than persons generally, extraordinary as well as ordinary, foreseeable and unforeseeable, together with the reasonable cost (including fees of attorneys, consultants and appraisers) of any negotiation, contest or appeal pursued by Landlord in an effort to reduce any such tax, assessment or charge, and all of Landlord's reasonable administrative costs in relation to the foregoing.

     2.04 Miscellaneous. Tenant covenants and agrees to pay a late charge in the amount of Seventy Five and 00/100 ($75.00) Dollars for any payment of Rent not received by Landlord on or before the date when same is due. Tenant shall also pay Landlord interest at a rate equal to eighteen percent (18%) per annum accruing on any Rent(s) outstanding. Tenant shall pay Landlord any such late charge(s) or interest within five (5) days after Landlord notifies Tenant of same. The term "Rent" shall refer collectively to Base Rent and Additional Rent. The term "Additional Rent" is sometimes used herein to refer to any and all other sums payable by Tenant hereunder, including, but not limited to, Tenant's pro rata share of operating expenses and sums payable on account of default by Tenant. All Rent shall be paid by Tenant without offset. demand or other credit, and shall be payable only in lawful money of the United States of America which shall be legal tender in payment of all debts and dues, public and private, at the time of payment. All sums payable by Tenant hereunder by check shall be obtained against a financial institution located in the United States of America. The Rent shall be paid by Tenant at such location as designated by Landlord in writing to Tenant. Any Rent payable for a portion of a month shall be prorated based upon the number of days in the applicable calendar month.

     2.05 Increase in Insurance Premiums. If any increase in any insurance premiums paid by Landlord for the building is caused by Tenant's use of the Premises in a manner other than as set forth in section 1.06, or if Tenant vacates the Premises and causes an increase in such premiums, then Tenant shall pay as Additional Rent the amount of such increase to Landlord.

     2.06     (Intentionally Deleted)

     2.07     Holding Over.

              A. Tenant agrees to surrender the Premises to Landlord on the Expiration Date (or sooner termination of the Lease Term pursuant to other applicable provisions hereof) in as good condition as they were at the commencement of Tenant's occupancy. ordinary wear and tear. and damage by fire and windstorm excepted.

              B. In all events. Tenant will promptly restore all damage caused in connection with any removal of Tenant's personal property. Tenant will pay to Landlord, upon request, all damages that Landlord may suffer on account of Tenant's failure to surrender possession as and when aforesaid and will indemnify Landlord against all liabilities, costs and expenses (including all reasonable attorneys' fees and costs if any) arising out of Tenant's delay in so delivering possession, including claims of any succeeding tenant.

              C. If Tenant shall be in possession of the Premises after the expiration of the Term, in the absence of any agreement extending the Term, the tenancy under this Lease shall become one from month to month, terminable by either party on thirty (30) days' prior notice, and shall be subject to all of the terms and conditions of this Lease as though the Term had been extended from month to month, except that (i) the Base Rent payable hereunder for each month during said holdover period shall be equal to twice the monthly installment of Base Rent payable during the last month of the Term and (ii) all Additional Rent payable hereunder for operating expenses shall be prorated for each month during such holdover period.

              D. No offer of surrender of the Premises, by delivery to Landlord or its agent of keys to the Premises or otherwise, will be binding on Landlord unless accepted by Landlord, in writing, specifying the effective surrender of the Premises. At the expiration or termination of the Lease Term, Tenant shall deliver to Landlord all keys to the Premises and make known to Landlord the location and combinations of all locks, safes and similar items.

                         ARTICLE 3.00 OCCUPANCY AND USE

     3.01 Use. Tenant warrants and represents to Landlord that the Premises shall be used and occupied only for the purpose as set forth in section 1.06.
In regard to the use and occupancy of the Premises and the Common Areas and facilities, Tenant will not; place or maintain any merchandise, signage, trash, refuse or other articles in any vestibule or entry of the Premises, on the footwalks or corridors adjacent thereto or elsewhere on the exterior of the Premises, nor obstruct any driveway, corridor, footwalk, parking area or any other Common Areas; use or permit the use of any objectionable advertising medium such as, without limitation, loudspeakers, phonographs, public address systems, sound amplifiers, reception of radio or television broadcasts which is in any manner audible or visible outside of the Premises; permit undue accumulations of or burn garbage, trash, rubbish or other refuse within or without the Premises; cause or permit objectionable odors (in Landlord's opinion) to emanate or to be dispelled from the Premises; solicit business in any Common Areas; distribute handbills or other advertising matter in any Common Areas (including placing any of the same in or upon any automobiles parked in the parking areas); permit the parking of vehicles so as to interfere with the use of any driveway, corridor, footwalk, parking area or other Common Areas: receive or ship articles of any kind outside the designated loading areas for the Premises; use the any Common Areas adjacent to the Premises for the sale or display of any merchandise or for any other business, occupation or undertaking: conduct or permit to be conducted any auction, fictitious fire sale, going out of business sale, bankruptcy sale (unless directed by court order), or other similar type sale in or connected with the Premises: use or permit the use of any portion of the Premises in a manner which will be in violation of law, or for any activity of a type which is not, in Landlord's reasonable opinion, conducted in accordance with good and generally accepted standards of operation: or use the Premises for any unlawful or ~ use or purpose, or for any business, use or purpose which is immoral or disreputable (including without limitation "adult entertainment establishments" and "adult bookstores"), or which is hazardous, or in such manner as to constitute a nuisance of any kind (public or private), or for any purpose or in any way in violation of the certificates of occupancy (or other similar approvals of applicable governmental authorities). Tenant shall neither permit any waste on the Project nor allow the Project to be used in any way which would, in the opinion of Landlord, be extra hazardous on account of fire or which would any way increase or render void the fire insurance on the building. If at any time during the term of this Lease the State Board of Insurance or other insurance authority disallows any of Landlord's sprinkler credits or imposes an additional penalty or surcharge in Landlord's insurance premiums because of Tenant's original or subsequent placement or use of storage racks or bins, method of storage or nature of Tenant's inventory or any other act of Tenant, Tenant agrees to pay as Additional Rent the increase (between fire walls) in Landlord's insurance premiums.

     3.02 Signs. No sign of any type or description shall be erected, placed or painted in or about the Premises or project except those signs submitted to Landlord in writing and approved by Landlord in writing, and which signs are in conformance with Landlord's sign criteria established for the project, Notwithstanding the foregoing. Tenant shall be entitled to maintain its signage that is located in and about the Premises as of September 20, 1996.

     3.03 Compliance with Laws, Rules and Regulations. Tenant, at Tenant's sole cost and expense, shall comply with all laws, ordinances, orders, rules and regulations of state, federal, municipal or other agencies or bodies having jurisdiction over use, condition and occupancy of the Premises. Tenant will comply with the rules and regulations of the building adopted by Landlord. The current rules and regulations are attached hereto as Exhibit "C". Landlord shall have the right at all times to change and amend the rules and regulations in any reasonable manner as may be deemed advisable for the safety, care, cleanliness, preservation of good order and operation or use of the building or the Premises. All changes and amendments to the rules and regulations of the building will be sent by Landlord to Tenant in writing and shall thereafter be carried out and observed by Tenant.

     3.04 Warranty of Possession. Landlord warrants that it has the right and authority to execute this Lease, and Tenant, upon payment of the required Rents and subject to the terms, conditions, covenants and agreements contained in this Lease. shall have possession of the Premises during the full term of this Lease as well as any extension or renewal thereof. Landlord shall not be responsible for the acts or omissions of any other Tenant or third party that may interfere with Tenant's use and enjoyment of the Premises.

     3.05 Inspection. Landlord or its authorized agents shall at any and all reasonable times have the right to enter the premises to inspect the same, to supply janitorial service or any other service to be provided by Landlord, to show the Premises to prospective purchasers or lessees, and to alter, improve or repair the Premises or any other portion of the building. Tenant hereby waives any claim for damages for injury or inconvenience or to interference with Tenant's business, any loss of occupancy or use of the Premises, and any other loss occasioned thereby. Landlord shall at all times have and retain a key with which to unlock all of the doors in, upon and about the Premises. Tenant shall not change Landlord's lock system or in any other manner prohibit Landlord from entering the Premises. Landlord shall have the right to use any and all means which Landlord may deem proper to open any door in an emergency without liability therefore.

                       ARTICLE 4.00 UTILITIES AND SERVICE

     4.01 Building Services. Landlord shall provide the normal utility service connections to the building. Tenant shall pay the cost of all utility services, including, but not limited to, initial connection charges, all charges for electricity, water, sanitary and storm sewer service, and for all electric lights, However, in a multi-occupancy building. Landlord may provide water to the Premises, in which case Tenant agrees to pay to Landlord its pro rata of the cost of such water. Tenant shall pay all costs caused by Tenant introducing excessive pollutants or solids other than ordinary human waste into the sanitary system, including permits, fees, and charges levied by any governmental subdivision for any such pollutants or solids. Tenant shall be responsible for the installation or maintenance of any dilution tanks, holding tanks, settling tanks, sewer sampling devices, and traps, grease traps, or similar devices as may be required by any governmental subdivision for Tenant's use of the sanitary sewer system. If the Premises are in a multi-occupancy building, Tenant shall pay all surcharges levied due to Tenant's use of sanitary sewer or waste removal service insofar as such surcharges affect Landlord or other lessees in the building. Landlord shall, not be required to pay for any utility services, supplies or upkeep in connection with the Premises or building.

     4.02 Theft or Burglary. Landlord shall not be liable to Tenant for losses to Tenant's property or personal injury caused by criminal acts or entry by unauthorized persons into the Premises or the building.

                      ARTICLE 5.00 REPAIRS AND MAINTENANCE

     5.01 Landlord Repairs. Landlord shall not be required to make any improvements, replacements or repairs of any kind or character to the Premises or to the project during the term of this lease except as are set forth in this section. Landlord shall maintain only the roof, foundation, parking and Common Areas, and the structural soundness of the exterior walls (excluding windows, window glass, plate glass and doors). Landlord's costs of maintaining the items set forth in this section are subject to the Additional Rent provisions in section 2.02. Landlord shall not be liable to Tenant, except as expressly provided in this Lease, for any damage or inconvenience, and Tenant shall not be entitled to any abatement or reduction of Rent by reason of any repairs, alterations or additions made by Landlord under this Lease.

     5.02 Tenant Repairs. Tenant shall, at its sole cost and expense, maintain, repair and replace all other parts of the Premises in good repair and condition, including, but not limited to heating, ventilating, electrical, plumbing and air conditioning systems, down spouts, dock bumpers, pest control and extermination, trash pick up and removal. Tenant shall repair and pay for any damage caused by any act or omission of Tenant or Tenant's agents, employees, invitees, licensee or visitors, If the Premises are in a multi-occupancy building or project, Landlord reserves the right to perform, on behalf of Tenant, trash pick-up and removal: Tenant agrees to pay Landlord, as Additional Rent, Tenant's pro-rata a share of the cost of such services within ten (10) days from receipt of Landlord's invoice, or Landlord may by monthly invoice direct Tenant to prepay the estimated costs for the current calendar year, and such amount shall be adjusted annually. If the Premises are served by rail, Tenant agrees, if requested by the railroad, to enter into a joint maintenance agreement with the railroad and bear its pro-rata share of the cost of maintaining the railroad spur. If Tenant fails to make the repairs or replacements promptly as required herein, Landlord may, at its option, make the repairs and replacements and the cost of such repairs and replacements shall be charged to Tenant as Additional Rent shall become due and payable by Tenant within then (10) days from receipt of

Landlord's invoice. Costs incurred under this section are the total responsibility of Tenant and do not constitute operating expenses under section 2.02.

     5.03 Request for Repairs. All requests for repairs or maintenance that are the responsibility of Landlord pursuant to any provision of this Lease must be made in writing to Landlord at the address in section 1.05.

     5.04 Tenant Damages. Tenant will repair promptly at its expense any damage to the Premises and, upon demand, shall reimburse Landlord (as Additional
Rent) for the cost of the repair of any damage elsewhere in the building or common areas, caused by or arising from: the installation or removal of property in or from the Premises, regardless of fault or by whom such damage shall be caused (unless caused by Landlord, its agents, employees or contractors): or any act or omission of Tenant or any of its employees, agents or invitees. If Tenant shall fail to commence such repairs within five (5) days after notice to do so from Landlord, Landlord may make or cause the same to be made and Tenant agrees to pay to Landlord promptly upon Landlord's demand, as Additional Rent, the cost thereof with interest thereon at the highest rate permitted by law until paid. The cost and expense of any repairs to restore the condition of the Premises shall be borne by Tenant.

     5.05 Maintenance Contract. Tenant shall, at its sole cost and expense during the term of this lease maintain a regularly scheduled preventative maintenance/service contract with a maintenance contractor for the servicing of all hot water, heating and air conditioning systems and equipment within the Premises. The maintenance contractor and contract must be approved by Landlord and must include all services suggested by the equipment manufacturer.

                    ARTICLE 6.00 ALTERATIONS AND IMPROVEMENTS

     6.01 As-Is Condition. Tenant accepts the Premises in its "as-is" condition and acknowledges that Landlord has no obligation to improve or refurbish the Premises or contribute to the cost thereof. Notwithstanding the foregoing, Landlord at its expense will install, maintain and replace, if necessary, surge suppressors to the main electrical panels for both the Building and that certain building known as Boca Industrial.

     6.02 Tenant Improvements. Tenant shall not make or allow to be made any alterations or physical additions in or to the Premises without first obtaining the written consent of Landlord, which consent may in the sole and absolute discretion of Landlord be denied: provided, however, Landlord's consent shall not be required for any alteration that costs less than $5,000.00 and does not affect structural, mechanical, electrical service or plumbing elements of the Premises. Any alterations, physical additions or improvements to the Premises made by Tenant shall at once become the property of Landlord and shall be surrendered to Landlord upon the termination of this Lease; provided, however, Landlord, at its option, may require Tenant to remove any physical additions and/or repair any alterations in order to restore the Premises to the condition existing at the time Tenant took possession, all costs of removal and/or alterations to be borne by Tenant. This clause shall not apply to moveable equipment or furniture owned by Tenant, which may be removed by Tenant at the end of the term of this Lease if Tenant is not then in default and if such equipment and furniture are not then subject to any other rights, liens and interest of Landlord.

                       ARTICLE 7.00 CASUALTY AND INSURANCE

        7.01 Landlord's Obligation to Repair and Reconstruct. If the Premises shall be damaged by fire, the elements, accident or other casualty (any of such causes being referred to herein as a "Casualty'), but the Premises shall not be thereby rendered wholly or partially untenantable for Tenant's permitted use. Landlord shall promptly cause such damage to be repaired and there shall be no abatement of Rent. If, as the result of Casualty, the Premises shall be rendered wholly or partially untenantable, then, subject to the provisions of the following paragraph, Landlord shall cause such damage to be repaired and all Rent (other than any Additional Rent due Landlord by reason of Tenant's failure to perform any of its obligations hereunder) shall be abated proportionately as to the portion of the Premises rendered untenantable during the period of such untenantability. All such repairs shall be made at the expense of Landlord: provided, however, that Landlord shall not be liable for interruption to Tenant's business or for damage to or replacement or repair of Tenant's personal property (including, without limitation, inventory, trade fixtures, floor coverings, furniture and other property removable by Tenant under the provisions of this Lease) or to any leasehold improvements installed in the Premises by or on behalf of Tenant, all of which damage. replacement or repair shall be undertaken and completed by Tenant promptly.

     7.02 Landlord's Option to Terminate Lease. If the Premises are (a) rendered wholly untenantable, or (b) damaged as a result of any cause which is not covered by Landlord's insurance or (c) damaged or destroyed in whole or in part during the last three (3) years of the Term, or if the Building is damaged to the extent of fifty percent (50Z) or more of the rentable area within, then, in any of such events, Landlord may elect to terminate this Lease by giving to Tenant notice of such election within ninety (90) days after the occurrence of such event. If such notice is given, the rights and obligations of the parties shall cease as of the date of such notice, and Rent (other than any Additional Rent due Landlord by reason of Tenant's failure to perform any of its obligations hereunder) shall be adjusted as of the date of such termination. Notwithstanding the foregoing, unavailability of insurance proceeds shall not excuse Landlord from repairing any Casualty damage where the cost of same is not in excess of $150,000.00.

     7.03 Demolition of Landlord's Building. If the Building shall be so substantially damaged that it is reasonably necessary, in Landlord's sole judgment, to demolish same for the purpose of reconstruction, Landlord may demolish the same, in which event Rent shall be abated to the same extent as if the Premises were rendered untenantable by a Casualty.

     7.04 Insurance Proceeds. If Landlord does not elect to terminate this Lease, Landlord shall, subject to the prior rights of any Mortgagee, disburse and apply any insurance proceeds received by Landlord to the restoration and rebuilding of Landlord's Building in accordance with this Article 7.00. All insurance proceeds payable with respect to the Premises shall belong to and shall be payable to Landlord.

     7.05 Property Insurance. Landlord shall at all times during the term of this Lease maintain a policy or policies of insurance with the premiums paid in advance, issued by and binding upon some solvent insurance company, insuring the building against all risk of direct physical loss in an amount equal to at least ninety percent of the full replacement cost of the building structure and its improvements as of the date of the loss: provided, Landlord shall not be obligated in any way or manner to insure any personal property (including, but not limited to, any furniture, machinery, goods or supplies) of Tenant Premises, or any improvements which Tenant may construct on the Premises. Tenant shall have no right in or claim to the proceeds of any policy of insurance maintained by Landlord even if the cost of such insurance is borne by Tenant as set forth in article 2.00.

     7.06 Waiver of Right of Recovery. Except as provided in Section 14.13, neither Landlord nor Tenant shall be liable to the other for any damage to any building, structure or other tangible property, or any resulting loss of income, or losses under worker's compensation laws and benefits, even though such loss or damage might have been occasioned by the negligence of such party, its agents or employees, The provisions of this Section shall not limit the indemnification for liability to third parties pursuant to Section 7.07.

As used in this paragraph. "damage refers to any loss destruction or other damage. Tenant acknowledges that Landlord will not carry insurance on improvements, furniture, furnishings, trade fixtures, equipment installed in or made to the Premises by or for Tenant, and Tenant agrees that Tenant, and not Landlord, will be obligated to promptly repair any damage thereto or replace the same.

     7.07 Hold Harmless. All personal property placed or moved into the Building will be at the sole risk of Tenant or other owner. Landlord will not be liable to Tenant or others for any damage to person or property arising from Hazardous Substances, as hereafter defined, theft, vandalism, HVAC malfunction, the sting or leaking of water pipes, any act or omission of any cotenant or occupant of the Building or of any other person, or otherwise.

              Tenant agrees to indemnify, defend and hold harmless Landlord and its agents from and against all claims, causes of actions, liabilities, judgments, damages, losses, costs and expenses, including reasonable attorneys' fees and costs through all appeals, incurred or suffered by Landlord and arising from or in any way connected with the Premises or the use thereof or any acts, omissions, neglect or fault of Tenant or any of Tenant's Agents, including, but not limited to, any breach of this Lease or any death, personal injury or property damage occurring in or about the Premises or the Building.

     7.08 Tenant's Insurance. Tenant agrees that. at all times during the Lease Term (as well as prior and subsequent thereto if Tenant or any of Tenant's Agents should then use or occupy any portion of the Premises), it will keep in force, with an insurance company licensed to do business in the State of Florida, and acceptable to Landlord, (i) without deductible, comprehensive general liability insurance, including coverage for bodily injury and death, property damage and personal injury to below, in the amount of not less than One Million Dollars ($1,000,000), combined single limit per occurrence for injury (or death) and damages to property, (ii) with deductible of not more than Seventy-Five Thousand Dollars ($75,000.00), insurance on an "All Risk or Physical Loss" basis, including sprinkler leakage, vandalism, malicious mischief, fire and extended coverage, covering all improvements to the Premises, fixtures, furnishings, removable floor coverings, equipment, signs and all other decoration or stock in trade, in the amounts of not less than the full replacement value thereof, and (iii) workmen's compensation and employer's liability insurance, if required by statute. Such policies will: (i) include Landlord and such other parties as Landlord may reasonably designate as additional insured's, (ii) be considered primary insurance, (iii) include within the terms of the policy or by contractual liability endorsement coverage insuring Tenant's indemnity obligations set forth in this Lease, and (v) provide that it may not be cancelled or changed without at least thirty (30) days prior written notice from the company providing such insurance to each party insured thereunder, Tenant will also maintain throughout the Lease Term worker's compensation insurance with not less than the maximum statutory limits of coverage. The insurance coverages to be provided by Tenant will be for a period of not less than one year. At least fifteen (15) days prior to the Commencement Date, Tenant will deliver to Landlord original certificates of all such paid-up insurance; thereafter, at least fifteen (15) days prior to the expiration of any policy Tenant will deliver to Landlord such original certificates as will evidence a paid-up renewal or new policy to take the place of the one expiring.

                            ARTICLE 8.00 CONDEMNATION

     8.01 Substantial Taking. If all or a substantial part of the Premises are taken for any public or quasi-public use under any governmental law, ordinance or regulation, or by right of eminent domain or by purchase in lieu thereof, and the taking would prevent or materially interfere with the use of the Premises for the purpose for which it is then being used, this Lease shall terminate and the Rent shall be abated during the unexpired portion of this Lease effective on the date physical possession is taken by the condemning authority. Tenant shall have no claim to the condemnation award or proceeds in lieu thereof. Tenant shall have no claim to the condemnation award with respect to the leasehold estate but, in a subsequent, separate proceeding, may make a separate claim for trade fixtures installed in the Premises by and at the expense of Tenant and Tenant's moving expense. In no event will Tenant have any claim for the value of the unexpired Lease Term.

     8.02 Partial Taking. If a portion of the Premises shall be taken for any public or quasi-public use under any governmental law, ordinance or regulations, or by right of eminent domain or by purchase in lieu thereof, and this Lease is not terminated as provided in section 8.01 above, Landlord shall at Landlord's sole risk and expense, restore and reconstruct the building and other improvements on the Premises to the extent necessary to make it reasonably tenantable. The Rent payable under this Lease during the unexpired portion of the term shall be adjusted to such an extent as may be fair and reasonable under the circumstances. Tenant shall have no claim to the condemnation award or proceeds in lieu thereof.

             ARTICLE 9.00 ASSIGNMENT OR SUBLEASE; MORTGAGEE RIGHTS

     9.01     Landlord's Consent Required.

              A. Except as provided below with respect to assignment of this Lease following Tenant's bankruptcy, Tenant will not assign this Lease, in whole or in part, nor sublet all or any part of the Premises, nor license concessions or lease departments therein, nor pledge or encumber by mortgage or other instruments its interest in this Lease (each individually and collectively referred to in this Section as a "transfer") without first obtaining the consent of Landlord, which consent Landlord may withhold in its sole and absolute discretion, except as provided below. This prohibition includes, without limitation, any subletting or assignment which would otherwise occur by operation of law, merger, consolidation, reorganization, transfer or other change of Tenant's corporate, partnership or propriety structure. Any transfer to or by a receiver or trustee in any federal or state bankruptcy, insolvency, or similar proceeding shall be subject to, and in accordance with, the provisions described below. Consent by Landlord to any transfer shall not constitute a waiver of the requirement for such consent to any subsequent transfer.

              B. Except as provided below respecting assignment of this Lease following Tenant's bankruptcy and assumption of this Lease by Tenant or its trustee, Landlord shall be entitled to arbitrarily withhold its consent to any transfer, unless all of the following conditions are satisfied, in which event, Landlord agrees that it shall not unreasonably withhold its consent to the transfer in question:

                  (i) In Landlord's reasonable judgment, the proposed assignee or subtenant or occupant is engaged in a business or activity, which
(a) is in keeping with the then standards of the Building, (b) is limited to the use of the Premises set forth in Section 1.06 above, and (c) will not violate any negative covenant as to use contained in any other lease of office space in the Building;

                  (ii) The proposed assignee or subtenant or occupant is a reputable person of good character and with sufficient financial worth considering the responsibility involved, and Landlord has been furnished with reasonable proof thereof;

                  (iii) The form of the proposed sublease or instrument of assignment or occupancy shall be reasonably satisfactory to Landlord, and shall comply with the applicable provisions of this Paragraph;

                  (iv) There shall not be more than a total of three (3) occupants (including Tenant, Landlord or its designee) of the Premises; and

                  (v) The proposed subtenant or assignee or occupant shall not be entitled, directly or indirectly, to diplomatic or sovereign immunity and shall be subject to the service of process in, and the jurisdiction of the courts of the State of Florida.

                  (vi) Such transferee shall assume in writing, in a form acceptable to Landlord, all of Tenant's obligations hereunder and Tenant shall provide Landlord with a copy of such assumption transfer document;

                  (vii) Tenant shall pay to Landlord a transfer fee of One Thousand Five Hundred Dollars ($1,5OO.OO) prior to the effective date of the transfer in order to reimburse Landlord for all of its internal costs and expenses incurred with respect to the transfer, including, without limitation, costs incurred in connection with the review of financial materials, meetings with representative of transferor and/or transferee and preparation, review, approval and execution of the required transfer documentation and, in addition, Tenant shall reimburse Landlord for any out-of-pocket costs and expenses incurred with respect to such transfer:

                  (viii) As of the effective date of the transfer and continuing throughout the remainder of the Term. the Base Rent shall not be less than the Base Rent set forth in this Lease:

                  (ix) Tenant to which the Premises were initially leased shall continue to remain liable under this Lease for the performance of all terms, including but not limited to, payment of Rent due under this Lease:

                  (x) Tenant's guarantor shall continue to remain liable under the terms of the Guaranty of this Lease and, if Landlord deems it necessary, such guarantor shall execute such documents necessary to insure the continuation of its guaranty:

                  (xi) Each of Landlord's Mortgagees shall have consented in writing to such transfer.

                  (xii) Tenant shall give notice of a requested transfer to Landlord, which notice shall be accompanied by (a) a conformed or photostatic copy of the proposed assignment or sublease, the effective or commencement date of which shall be at least 30 days after the giving of such notice, (b) a statement setting forth in reasonable detail the identity of the proposed assignee or subtenant, the nature of its business and its proposed use of the Premises, (c) current financial information with respect to the proposed assignee or subtenant, including, without limitation, its most recent financial report and (d) such other information as Landlord may reasonably request.

     9.02 Transfer of Corporate Shares. If Tenant is a corporation other than a corporation the outstanding voting stock of which is listed on a "national securities exchange," as defined in the Securities Exchange Act of
1934) and if at any time after execution of this Lease any part or all of the corporate shares shall be transferred by sale, assignment, bequest, inheritance, operation of law or other disposition (including, but not limited to, such a transfer to or by a receiver or trustee in federal or state bankruptcy, insolvency, or other proceedings) so as to result in a change in the present control of said corporation by the person(s) now owning a majority of said corporate shares. Tenant shall give Landlord notice of such event within cease as of a date set forth in such notice which date shall not be less than sixt~he(6()a)rt:iays after the date fifteen (15) days of the date of such transfer. If any such transfer is made (and regardless of whether Tenant has given notice of same). Landlord may elect to terminate this Lease at any time thereafter by giving Tenant notice of such election, in which event this Lease and the rights and obligations of 5 hereunder shall of such notice. In the event of any such termination, all Rent (other than any Additional Rent due Landlord by reason of Tenant's failure to perform any of its obligations hereunder) shall be adjusted as of the date of such termination.

     9.03 Transfer of Partnership Interests. If Tenant is a general or limited partnership and if at any time after execution of this Lease any part or all of the interests in the capital or profits of such partnership or any voting or other interests therein shall be transferred by sale, assignment, bequest, inheritance, operation of law or other disposition (including, but not limited to, such a transfer to or by a receiver or trustee in federal or state bankruptcy; insolvency or other proceedings, and also including, but not limited to, any adjustment in such partnership interests) so as to result in a change in the present control of said partnership by the person or persons now having control of same. Tenant shall give Landlord notice of such event within fifteen
(15) days of the date of such transfer. If any such transfer is made (and regardless of whether Tenant has given notice of same). Landlord may elect to terminate this Lease at any time thereafter by giving Tenant notice of such election, in which event this Lease and the rights and obligations of the parties hereunder shall cease as of a date set forth in such notice which date shall be not less than sixty (60) days after the date of such notice. In the event of any such termination, all Rent (other than any Additional Rent due Landlord by reason of Tenant's failure to perform any of its obligations hereunder) shall be adjusted as of the date of such termination.

     9.04 Acceptance of Rent from Transferee. The acceptance by Landlord of the payment of Rent following any assignment or other transfer prohibited by this Article shall not be deemed to be a consent by Landlord to any such assignment or other transfer nor shall the same be deemed to be a waiver of any right or remedy of Landlord hereunder.

     9.05 Additional Provisions Respecting Transfers. Without limiting Landlord's right to withhold its consent to any transfer by Tenant, and regardless of whether Landlord shall have consented to any such transfer, neither Tenant nor any other person having an interest in the possession, use or occupancy of the Premises or any part thereof shall enter into any lease, sublease, license, concession, assignment or other transfer or agreement for possession, use or occupancy of all or any portion of the Premises, which provides for rental or other payment for such use, occupancy or utilization based, in whole or in part, on the net income or profits derived by any person or entity from the space so leased, used or occupied, and any such purported lease, sublease, license, concession, assignment or other transfer or agreement shall be absolutely void and ineffective as a conveyance of any right or interest in the possession, use or occupancy of all or any part of the Premises. There shall be no deduction from the Rent payable under any sublease or other transfer no from the amount thereof passed on to any person or entity, for any expenses or costs related in any way to the subleasing or transfer of such place.

              If Landlord shall consent to any Transfer, Tenant shall in consideration therefor, pay to Landlord as Additional Rent an amount equal to the Transfer Consideration. For purposes of this paragraph, the term Transfer Consideration shall mean in any Lease Year (i) any rents, additional charges or other consideration payable to Tenant by the transferee of the Transfer which is in excess of the Base Rent and Additional Rent accruing during such Lease Year and (ii) all sums paid for the sale or rental of Tenant's fixtures, leasehold improvements, equipment, furniture or other personal property multiplied by a fraction, the numerator of which is the number of months remaining in the term of this Lease and the denominator of which is the total number of months in the Lease Term. The Transfer Consideration shall be paid to Landlord as and when paid by the transferee to Tenant.

     9.06 Rights of Mortgagee. Landlord has the unrestricted right to convey, mortgage and refinance the Building, or any part thereof, Tenant agrees, within seven (7) days after notice, to execute and deliver to Landlord or its mortgagee or designee such instruments as Landlord or its mortgagee may require. certifying whether this Lease is in full force and effect, and listing any modifications. This estoppel certificate is intended to be for the benefit of Landlord, any purchaser or mortgagee of Landlord, or any purchaser or assignee of Landlord's mortgage. The estoppel certificate will also contain such other information as Landlord or its designee may request. This Lease is and at all times will be subject and subordinate to all present and future mortgages or ground leases which may affect the Building and/or the common areas, and to all recastings, renewals, modifications, consolidations, replacements, and extensions of any such mortgage(s), and to all increases and voluntary and involuntary advances made thereunder. The foregoing will be self-operative and no further instrument of subordination will be required. In the event that the holder ("Lender") of any encumbrance ("Mortgage") on the Building or any other person acquires title to the Building pursuant to the exercise of any remedy provided for in the Mortgage or by reason of the acceptance of a deed in lieu of foreclosure (the Lender, any other such person and their participants, successor's and assigns being referred to herein as the "Purchaser"), Tenant covenants and agrees to attorn to and recognize and be bound to Purchaser as its new Landlord, and except as provided below, this Lease shall continue in full force and effect as a direct Lease between Tenant and Purchaser, except that, notwithstanding anything to the contrary herein or in the Lease, the provisions of the Mortgage will govern with respect to the disposition of proceeds of insurance policies or condemnation or eminent domain awards. So long as the Lease is in full force and effect and Tenant is not in default under any provision of this Lease, and no event has occurred that has continued to exist for a period of time (after notice, if any, required by this Lease) as would entitle Landlord to terminate this Lease or would cause without further action by Landlord, the termination of this Lease or would entitle Landlord to dispossess the Tenant thereunder:

              A. The right of possession of Tenant to the Premises shall not be terminated or disturbed by any steps or proceedings taken by Lender in the exercise of any of its rights under the Mortgage or the indebtedness secured thereby;

              B. This Lease shall not be terminated or affected by said exercise of any remedy provided for in the Mortgage, and any sale by Lender of the Building pursuant to the exercise of any rights and remedies under the Mortgage or otherwise, shall be made subject to this Lease and the rights of Tenant hereunder.

              C. In no event shall Lender or any other Purchaser be:

                 (i) liable for any act or omission of Landlord or any prior landlord;

                 (ii) liable for the return of any security deposit:

                 (iii) subject to any offsets or defenses that the Tenant might have against Landlord or any prior landlord;

                 (iv) bound by any payment or rent or additional Rent that Tenant might have paid to Landlord or any prior landlord for more than the current month; or

                 (v) bound by any amendment or modifications of the Lease made without Lender's or such other Purchaser's prior written consent.

              D. Provided that Landlord has previously notified Tenant of Lender's address for notice, Tenant agrees to give prompt written notice to Lender of any default by Landlord that would entitle Tenant to cancel this Lease, and agrees that notwithstanding any provision of this Lease, no notice of cancellation thereof given on behalf of Tenant shall be effective unless Lender has received said notice and has failed within 30 days of the date of receipt thereof to cure Landlord's default, or if the default cannot be cured within 30 days, has failed to commence and to diligently pursue the cure of Landlord's default which gave rise to such right of cancellation. Tenant further agrees to give such notices to any successor of Lender, provided that such successor shall have given written notice of Tenant of its acquisition of Lender's interest in the Mortgage and designated the address to which such notices are to be sent.

              E. Tenant acknowledges that Landlord may execute and deliver to Lender an Assignment of Leases and Rents conveying the Rents under this Lease as additional security for the loan secured by the Mortgage, and Tenant hereby expressly consents to such Assignment.

              F. Tenant agrees that it will not, without the prior written consent of Lender, do any of the following, and any such purported action without such consent shall be void as against Lender;

                 (i) modify this Lease or any extensions or renewals thereof in such a way as to reduce the Rent, accelerate Rent payments, shorten the original term, or change any renewal option:

                 (ii) terminate this Lease except as provided by its terms; or

                 (iii) tender or accept a surrender of this Lease or make prepayment in excess of one month of Rent thereunder.

                 (iv) Tenant agrees to certify in writing to Lender, upon request, whether or not any default on the part of Landlord exists and the nature of any such default.

                 (v) The foregoing provisions shall be self-operative and effective without the execution of any further instruments on the part of Lender or Tenant, However, Tenant agrees to execute and deliver to Lender or to any person to whom Tenant herein agrees to attorn such other instruments as either shall request in order to effectuate said provisions.

                               ARTICLE 10.00 LIENS

     10.01 Landlord's Lien. As security for payment of Rent, damages and all other payments required to be made by this Lease, Tenant hereby grants to Landlord a lien upon all property of Tenant now or subsequently located upon the Premises. If Tenant abandons or vacates any substantial portion of the Premises or is in default on the payment of any Rents, damages or other payment required to be made by this Lease or is in default of any other provision of this Lease, Landlord may enter upon the Premises, by picking or changing locks if necessary, and take possession of all or any part of the personal property, and may sell all or any part of the personal property at public or private sale, in one or successive sales, with or without notice, to the highest bidder for cash, and, on behalf of Tenant, sell and convey all or part of the personal property to the highest bidder, delivering to the highest bidder all of Tenant's title and interest in the personal property sold. The proceeds of the sale of the personal property shall be applied by Landlord toward the reasonable costs and expenses of the sale, including attorney's fees, and then toward the payment of all sums then due by Tenant to Landlord under the terms of this Lease. Any excess remaining shall be paid to Tenant or any other person entitled thereto by law.

     10.02 Liens. Tenant shall not permit any lien or claim for lien of any mechanic, laborer or supplier or any other lien to be filed again5t the Premises, the Building, the Common Areas, or any part of such property arising out of work performed, or alleged to have been performed by, or at the direction of, or on behalf of Tenant. If any such lien or claim for lien is filed, Tenant shall within five (5) days after such filing either have such lien of claim for lien released of record or shall deliver to Landlord a bond or other security in form, content, amount, and issued by a company satisfactory to Landlord indemnifying Landlord, Manager and others designated by Landlord against all costs and liabilities resulting from such lien or claim for lien and the foreclosure or attempted foreclosure thereof, If Tenant fails to have such lien or claim for lien so released or to deliver such bond to Landlord. Landlord, without investigating the validity of such lien, may pay or discharge the same and Tenant shall reimburse Landlord upon demand for the amount so paid by Landlord, including Landlord's expenses and attorneys' fees.

                       ARTICLE 11.00 DEFAULT AND REMEDIES

     11.01 Events of Default. If (1) Tenant vacates or abandons the Premises prior to the Expiration Date, or (2) Tenant fails to fulfill any of the terms or conditions of this Lease or any other Lease heretofore made by Tenant for space in the Building or (3) the appointment of a trustee or a receiver to take possession of all or substantially all of Tenant's assets occurs, or if the attachment, execution or other judicial seizure of all or substantially all of Tenant's assets located at the Premises, or of Tenant's interest in this Lease, occurs, or (4) Tenant or any of its successors or assigns or any guarantor of this Lease ("Guarantor") should file any voluntary petition in bankruptcy, reorganization or arrangement, or an assignment for the benefit of creditors or for similar relief under any present or future statute, law or regulation relating to relief of debtors, or (5) Tenant or any of its successors or assigns or any Guarantor should be adjudicated bankrupt or have an involuntary petition in bankruptcy filed against it, or (6) Tenant shall permit, allow or suffer to exist any lien, judgment, writ, assessment, charge, attachment or execution upon Landlord's or Tenant's interest in this Lease or to the Premises, and/or the fixtures, improvements and furnishings located thereon; then, Tenant shall be in default hereunder.

     11.02 Tenant's Grace Periods. If (1) Tenant fails to pay Rent or Additional Rent within ten (10) days after the date due or (2) Tenant fails to cure any other default within ten (10) days after notice from Landlord specifying the nature of such default (unless such default is of a nature that it cannot reasonably be completely cured within said ten (10) day period and steps have been diligently commenced to cure or remedy it within such ten (10) day period and are thereafter pursued with reasonable diligence and in good faith), then Landlord shall have such remedies as are provided under this Lease and/or under the laws of the State of Florida.

     11.03 Repeated Late Payment. Regardless of the number of times of Landlord's prior acceptance of late payments and/or late charges, (i) if Landlord notifies Tenant twice in any 6-month period that Base Rent or any Additional Rent has not been paid when due, then any other late payment within such 6-month period shall automatically constitute a default hereunder and (ii) the mere acceptance by Landlord of late payments in the past shall not, regardless of any applicable laws to the contrary, thereafter be deemed to waive Landlord's right to strictly enforce this Lease, including Tenant's obligation to make payment of Rent on the exact day same is due, against Tenant.

     11.04     Landlord's Remedies for Tenant's Default.

               A. Landlord's 0ptions. If Tenant is in default of this Lease, Landlord may, at its option, in addition to such as may be available under Florida law:

                  (1)     terminate this Lease and Tenant's right of possession;
or

                  (2) terminate Tenant's right to possession but not the Lease and/or proceed in accordance with any and all provisions of paragraph B below.

               B. Landlord's Remedies.

                  (1) Landlord may without further notice reenter the Premises either by force or otherwise and dispossess Tenant by summary proceedings or otherwise, as well as the legal representative(s) of Tenant and/or other occupant(s) of the Premises, and remove their effects and hold the Premises as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end; and/or at Landlord's option.

                  (2) All Rent and all Additional Rent for the balance of the Term will, at the election of Landlord, be accelerated and the present worth of same for the balance of the Lease Term, net of amounts actually collected by Landlord, shall become immediately due thereupon and be paid, together with all expenses of every nature which Landlord may incur such as (by way of illustration and not limitation) those for attorneys' fees, brokerage, advertising, and refurbishing the Premises in good order or preparing them for re-rental; and/or at Landlord's option.

                  (3) Landlord may re-let the Premises or any part thereof, either in the name of Landlord or otherwise, for a term or terms which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the Lease Term, and may grant concessions or free rent or charge a higher rental than that reserved in this Lease; and/or at Landlord's option.

                  (4) Tenant or its legal representative(s) will also pay to Landlord as liquidated damages any deficiency between the Rent and all Additional Rent hereby reserved and/or agreed to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the Premises for each month of the period which would otherwise have constituted the balance of the Lease Term.

               C.  Landlord's Remedies in Bankruptcy.

                   (1) Anything contained herein to the contrary notwithstanding, if termination of this Lease shall be stayed by order of any court having jurisdiction over any proceeding described in subparagraph A: of this Paragraph, or by federal or state statute, then, following the expiration of any such stay, or if Tenant or Tenant as debtor-in possession or the trustee appointed in any such proceeding (being collectively referred to as "Tenant" only for the purposes of this Paragraph) shall fail to assume Tenant's obligations under this Lease within the period prescribed therefor by law or within fifteen (15) days after entry of the order for relief or as may be allowed by the Court, or if Tenant shall fail to provide adequate protection of Landlord's right, title and interest in and to the Premises or adequate assurance of the complete and continuous future Performance of Tenant's obligations under this Lease, Landlord, to the extent permitted by law or by leave of the court having jurisdiction over such proceeding, shall have the right, at its election, to terminate this Lease on fifteen (15) days' notice to Tenant and upon the expiration of said fifteen (15) day period this Lease shall cease and expire as aforesaid and Tenant shall immediately quit and surrender the Premises as aforesaid. Upon the termination of this Lease as provided above, Landlord, without notice, may re-enter and repossess the Premises using such force for that purpose as may be necessary without being liable to indictment, prosecution or damages therefor and may dispossess Tenant by summary proceedings or otherwise.

                   (2) For the purposes of the preceding paragraph (1), adequate protection of Landlord's right, title and interest in and to the Premises, and adequate assurance of the complete and I continuous future performance of Tenant's obligations under this Lease, shall include, without limitation, the following requirements;

                           (i)     that Tenant comply with all of its
obligations under this Lease;

                           (ii)    that Tenant pay to Landlord, on the first day
of each month occurring subsequent to the entry of such order, or the effective date of such stay, a sum equal to the amount by which the Premises diminished in value during the immediately preceding monthly period, but, in no event, an amount which is less than the aggregate Rent payable for such monthly period:

                           (iii)   that Tenant continue to use the Premises in
the manner originally required by this Lease:

                           (iv)    that Landlord be permitted to supervise the
performance of Tenant's obligations under this Lease:

                           (v)     that Tenant pay to Landlord within fifteen
(15) days after entry of such order or the effective date of such stay, as partial adequate protection against future diminution in value of the Premises and adequate assurance of the complete and continuous future performance of Tenant's obligations under this Lease, an additional security deposit in an amount acceptable to Landlord;

                           (vi)    that Tenant has and will continue to have
unencumbered assets after the payment of all secured obligations and administrative expenses to assure landlord that sufficient funds will be available to fulfill the obligations of Tenant under this Lease:

                           (vii)   that if Tenant assumes this Lease and
proposes to assign the same (pursuant to Title 11 U.S.C.ss. 365, or as the same may be amended) to any person who shall have made a bona fide offer to accept an assignment of this Lease on terms acceptable to such court having competent jurisdiction over Tenant's estate, then notice of such proposed assignment, setting forth (x) the name and address of such person, (y) all of the terms and conditions of such offer, and (z) the adequate assurance to be provided Landlord to assure such person's future performance under this Lease, including, without limitation, the assurance referred to in Title 11 U.S.C.ss.365(b) (3), as it may be amended, shall be given to Landlord by Tenant no later than fifteen (15) days after receipt by Ten ant of such offer, but in any event no later than thirty
(30) days prior to the date that Tenant shall make application to such court for authority and approval to enter into such assignment and assumption, and Landlord shall thereupon have the prior right and option, to be exercised by notice to Tenant given at any time prior to the effective date of such proposed assignment, to accept, or to cause Landlord's designee to accept, an assignment of this Lease upon the same terms and conditions and for the same consideration, if any, as the bona fide offer made by such person less any brokerage commissions which may be payable out of the consideration to be paid by such person for the assignment of this Lease: and

                           (viii)  that if Tenant assumes this Lease and
proposes to assign the same, and Landlord does not exercise its option pursuant to Paragraph (vii) of this Paragraph, Tenant hereby agrees that:

                                   (A) such assignee shall have a net worth not
less than the net worth of Tenant as of the Commencement Date, or such Tenant's obligations under this Lease shall be unconditionally guaranteed by a person having a net worth equal to Tenant's net worth as of the Commencement Date:

                                   (B) such assignee shall not use the Premises
except subject to all the restrictions contained in this Lease:

                                   (C) such assignee shall assume in writing all
of the terms, covenants and conditions of this Lease including, without limitation, all of such terms, covenants and conditions respecting the Permitted Use and payment of Rent:

                                   (D) such assignee shall indemnify Landlord
against, and pay to Landlord the amount of, any payments which Landlord may be obligated to make to any Mortgagee by virtue of such assignment:

                                   (E) such assignee shall pay to Landlord an
amount equal to the unamortized portion of any construction allowance made to
Tenant: and

                                   (F) if such assignee makes any payment to
Tenant, or for Tenant's account, for the right to assume this Lease (including, without limitation, any lump sum payment, installment payment or payment in the nature of rent over and above the Rent payable under this Lease), Tenant shall pay over to Landlord one-half of any such payment, less any amount paid to landlord pursuant to clause (E) above on account of any construction allowance.

     11.05 Landlord's Right to Perform for Tenant's Account. If Tenant fails to observe or perform any term or condition of this Lease within the grace period, if any, applicable thereto, then Landlord may immediately or at any time thereafter perform the same for the account of Tenant. If Landlord makes any expenditure or incurs any obligation for the payment of money in connection with such performance for Tenant's account (including reasonable attorneys' fees and costs in instituting, prosecuting and/or defending any action or proceeding through appeal), the sums paid or obligations incurred, with interest at eighteen percent (18%) per annum, will be paid by Tenant to Landlord within ten
(10) days after rendition of a bill or statement to Tenant. In the event Tenant in the performance or non-performance of any term or condition of this Lease should cause an emergency situation to occur or arise within the Premises or in the Building, Landlord will have all rights set forth in this paragraph immediately without the necessity of providing Tenant any advance notice.

                            ARTICLE 12.00 RELOCATION

     12.01 Relocation Option. In the event Landlord determines to utilize the Premises for purposes during the term of this Lease. Tenant agrees to relocate to other space in the building and/or project designated by Landlord, provided such other space is of equal or larger size than the Premises.

     12.02 Expenses. Landlord shall pay Tenant's expenses of moving and reconstruction of all Tenant furnished and Landlord furnished improvements. In the event of such relocation, this Lease shall continue in full force and effect without any change in the terms or conditions of this Lease, but with the new location substituted for the old location set forth in section 1.02 of the Lease.

                            ARTICLE 13.00 DEFINITIONS

     13.01 Abandon. "Abandon" means the vacating of all or a substantial portion of the Premises by Tenant, whether or not Tenant is in default of the Rent payment due under this Lease.

     13.02 Act of God or Force Majeure. An "act of God" or "force Majeure" is defined for purposes of this Lease as strikes, lockouts, sitdowns, material or labor restrictions by any governmental authority, unusual transportation delays, riots, floods, washouts, explosions, earthquakes, fire, storms, weather (including wet grounds or inclement weather which prevents construction), acts of the public enemy, wars, insurrections and any other cause not reasonably with in the control of Landlord and which by the exercise of due diligence Landlord is unable, wholly or in part, to prevent or overcome.

                           ARTICLE 14.00 MISCELLANEOUS

     14.01 Waiver. Failure of Landlord to declare an event of default immediately upon its occurrence, or delay in taking any action in connection with an event of default, shall not constitute a waiver of the default, but Landlord shall have the right to declare the default at any time and take such action as is lawful or authorized under this Lease. Pursuit of any one or more of the remedies set forth in article 11.00 above shall not preclude pursuit of any one or more of the other remedies provided elsewhere in this Lease or provided by law, nor shall pursuit of any remedy constitute forfeiture or waiver of any Rent or damages accruing to Landlord by reason of the violation of any of the terms, provisions or covenants of this Lease. Failure by Landlord to enforce one or more of the remedies provided upon an event of default shall not be deemed or construed to constitute a waiver of the default or of any other violation or breach of any of the terms, provisions and covenants contained in this Lease.

     14.02 Act of God. Landlord shall not be required to perform any covenant or obligation in this Lease, or be liable in damages to Tenant, so long as the performance or non-performance of the covenant or obligation is delayed, caused or prevented by an act of God, force majeure or by Tenant.

     14.03 Jury Trial: Attorney's Fees. To the extent permitted by law, Tenant hereby waives: (a) jury trial in any action or proceeding regarding a monetary default by Tenant and/or Landlord's right to possession of the Premises, and (b) in any action or proceeding by Landlord for eviction where Landlord has also filed a separate action for damages. Tenant waives the right to interpose any counterclaim in such eviction action, Moreover, Tenant agrees that it shall not interpose or maintain any counterclaim in such damages action unless it pays and continues to pay all Rent, as and when due, into the registry of the court in which the damages action is filed. In the event of any dispute hereunder, or any default in the performance of any term or condition of this Lease, the prevailing party in litigation shall be entitled to recover all costs and expenses associated therewith, including reasonable attorneys' fees.

     14.04 Successors. This Lease shall be binding upon and inure to the benefit of Landlord and Tenant and their respective heirs, personal representatives, successors and assigns. It is hereby covenanted and agreed that should Landlord's interest in the Premises cease to exist for any reason during the term of this Lease, then notwithstanding the happening of such event this Lease nevertheless shall remain unimpaired and in full force and effect, and Tenant hereunder agrees to attorn to the then owner of the Premises.

     14.05 Rent Tax. If applicable in the jurisdiction where the Premises are situated, Tenant shall pay and be liable for all rental, sales and use taxes or other similar taxes, if any, levied or imposed by any city, state, county or other governmental body having authority, such payment is to be in addition to all other payments required to be paid to Landlord by Tenant under the terms of this Lease. Any such payment shall be paid concurrently with the payment of the rent, Additional Rent, operating expenses or other charge upon which the tax is based as set forth above.

     14.06 Captions. The captions appearing in this Lease are inserted only as a matter of convenience and in no way define, limit, construe or describe the scope or intent of any section.

     14.07 Notice. All Rent and other payments required to be made by Tenant shall be payable to Landlord at the address set forth in section 1.05. All payments required to be made by Landlord to Tenant shall be payable to Tenant at the address set forth in section 1.05. or at any other address within the United States as Tenant may specify from time to time by written notice. Any notice or document required or permitted to be delivered by the terms of this Lease shall be deemed to be delivered (whether or not actually received) when deposited in the United States Mail, postage prepaid, certified mail, return receipt requested, addressed to the parties at the respective addresses set forth in section 1.05.

     14.08 Submission of Lease. Submission of this Lease to Tenant for signature does not constitute a reservation of space or an option to lease. This Lease is not effective until execution by and delivery to both Landlord and Tenant.

     14.09 Corporate Authority. If Tenant executes this Lease as a corporation, each of the persons executing the Lease on behalf of Tenant does hereby personally represent and warrant that Tenant is a duly authorized and existing corporation, that Tenant is qualified to do business in the state in which the Premises are located, that the corporation has full right and authority to enter into this Lease, and that each person signing on behalf of the corporation is authorized to do so. In the event any representation or warranty is false, all persons who execute this Lease shall, be liable, individually, as Tenant.

     14.10 Severability. If any provision of this Lease or the application thereof to any person or circumstance shall be invalid or unenforceable to any extent, the remainder of this Lease and the application of such provisions to other persons or circumstances shall not be affected thereby and shall be enforced to the greatest extent permitted by law.

     14.11 Landlord's Liability. If Landlord shall be in default under this Lease and, if as a consequence of such default, Tenant shall recover a money judgement against Landlord, such judgement shall be satisfied only out of the right, title and interest of Landlord in the building as the same may then be encumbered and neither Landlord nor any person or entity comprising Landlord shall be liable for any deficiency. In no event shall Tenant have the right to levy execution against any property of Landlord nor any person or entity comprising Landlord other than its interest in the building as herein expressly provided. If Tenant claims or asserts that Landlord has violated or failed to perform a covenant of Landlord not to unreasonably withhold or delay Landlord's consent or approval. Tenant's sole remedy shall be an action for specific performance, declaratory judgment or injunction and in no event shall Tenant be entitled to any money damages for a breach of such covenant and in no event shall Tenant claim or assert any claim for any money damages in any action or by way of setoff, defense or counterclaim and Tenant hereby specifically waives the right to any money damages or other remedies.

     14.12 Radon Gas. The following statement has been included in this lease as required by Florida Statutes 404.056 (8): "Radon Gas: Radon is a naturally occurring radioactive gas that, when it has accumulated in a building in sufficient quantities, may present health risks to persons who are exposed to it over time. Levels of Radon that exceed Federal and State guidelines have been found in buildings in Florida. Additional information regarding Radon and radon testing may be obtained from your county public health unit". l14.13 Hazardous Substances, Tenant hereby expressly represents and warrants that, except in strict compliance with the procedures set forth in Exhibit "0" attached hereto, it will not use the Premises to generate, manufacture, refine, transport, treat, store, handle, discharge or dispose of hazardous or toxic wastes and substances, and that Tenant has not and will not permit any of such substances to be brought onto the Premises or into the Project or onto the real property upon which the building is located. Landlord, for itself, and on behalf of its agents, employees, consultants and contractors reserves the right to enter upon the Premises to perform such tests on the Premises as are reasonably necessary to ensure that Tenant has complied with this representation and warranty.

               The term "hazardous or toxic wastes and substances" shall be deemed to include all hazardous, toxic, radioactive substances, wastes or materials, all pollutants or contaminants, asbestos, pesticides, gasoline, diesel fuel and other petroleum products, polychlorinated biphenyls (PCB's) and other similar substances and all raw materials containing such substances that are included under or regulated under the Comprehensive Environmental Response, Compensation and Liability Act (42 USC 6901 et seq.. "CERCLA") and any other local, state or federal law, either by definition, determination or identification in such laws or by judicial or administrative interpretation of such laws, together with any other chemical, material or substance, exposure to which is prohibited, limited or regulated by any governmental authority or that may or could pose a hazard to the health and safety of the occupants of the Premises or the building or the owners and occupants of property adjacent to the Premises or the building.

               In the event that Tenant receives any notice of violation, summons, citation, directive, letter or other communication from any federal, state or local agency or local governmental body concerning the presence, release or threatened release of hazardous or toxic wastes or substances. Tenant shall immediately notify Landlord of the fact and content thereof.

               In the event it is determined that any action must be taken with regard to the presence of any such hazardous or toxic wastes and substances on the Premises. Tenant covenants and agrees (a) to take all such actions necessary to bring promptly the Premises into compliance with all applicable laws or governmental regulations and (b) to secure evidence acceptable to Landlord that all governmental agencies and entities having jurisdiction over the Premises, the real property of which the Premises are a part, and the hazardous or toxic wastes and substances have certified that the Premises and the real property are in compliance with all applicable laws and governmental regulations, all at Tenant's sole cost and expense. Tenant acknowledges that Landlord is relying on the warranties, representations and covenants contained in this paragraph in executing this lease agreement, and Tenant agrees to defend, indemnify and hold Landlord and its successors and assigns harmless of and from any and all actions, suits, claims, remedial orders, judgements, decrees, and damages of any nature (including but not limited to, attorneys' fees and costs, consultants' fees, cleanup, removal and restoration costs, and environmental damages provided for under all federal, state and local environmental laws) arising from or in relations to the presence, generation, manufacture, refining, transportation, treatment, storage, handling, disposal, discharge, release or spill of any hazardous or toxic wastes or substances in or on the Premises during the term of this lease unless caused by Landlord. The foregoing indemnification and hold harmless obligations shall be in addition to any and all remedies otherwise available to Landlord hereunder. The provisions of this paragraph shall be deemed to survive, and continue in full force and effect, after the termination, sale assignment or sublease of this lease.

               In the event of a violation of the representations, covenants and warranties contained herein, Landlord may, at its sole discretion; (i) declare a default hereunder: (ii) require Tenant to take actions and expend whatever funds are necessary to correct such violation and to correct all adverse consequences of such violation so that full compliance with all applicable federal, state and local laws, rules and regulations are insured: or (iii) Landlord may take such action and expend such sums on Tenant's behalf to ensure that all such violations are all adverse consequences of such violations are corrected and that the Premises (and the real estate of which the Premises are a part) are brought into full compliance with all applicable federal, state and local laws, rules and regulations. In the event Landlord elects to expend moneys to correct any such violations, such moneys shall be deemed Additional Rent, payable within five (5) days of Tenant's receipt of an invoice thereof. Any such action taken by Landlord shall not constitute a waiver of any claim that Landlord has or may have against Tenant or any other person to recover any loss incurred by Landlord as a result of such violation.

                      ARTICLE 15.00 REAL ESTATE COMMISSION

     15.01 Brokers. Landlord warrants that it has had no dealings with any real estate broker or agent in connection with the negotiation of this Lease except the broker and cooperating broker named above, and that it knows of no other real estate broker or agent who is or might be entitled to a commission in connection with this Lease. Landlord agrees to pay all real estate commissions due in connection with this Lease to the broker named above, and Landlord agrees to indemnify and hold harmless Tenant from and against any liability or claim, whether meritorious or not, arising with respect to any broker not so named above, which claim arises by, through or on behalf of Landlord. Tenant warrants and represents that it has had no dealings with any real estate broker or agent in connection with the negotiations of this Lease except the broker and cooperating broker named above, and that it knows of no other~ real estate broker or agent who is or might be entitled to a commission in connection with this Lease, and Tenant agrees to indemnify and hold harmless Landlord from and against any liability or claim, whether meritorious or not, arising with respect to any broker no so named below, which claim arose by, through or on behalf of Tenant.

              ARTICLE 16.00 AMENDMENT AND LIMITATION OF WARRANTIES

     16.01 Entire Agreement. IT IS EXPRESSLY AGREED BY Tenant, AS A MATERIAL CONSIDERATION FOR THE EXECUTION OF THIS LEASE, THAT THIS LEASE, WITH THE SPECIFIC REFERENCES TO WRITTEN EXTRINSIC DOCUMENTS, IS THE ENTIRE AGREEMENT OF THE PARTIES; THAT THERE ARE, AND WERE NO VERBAL REPRESENTATIONS, WARRANTIES, UNDERSTANDINGS, STIPULATIONS, AGREEMENTS OR PROMISES PERTAINING TO THIS LEASE OR TO THE EXPRESSLY MENTIONED WRITTEN EXTRINSIC DOCUMENTS NOT INCORPORATED IN WRITING IN THIS LEASE.

     16.02 Amendment. THIS LEASE MAY NOT BE ALTERED, WAIVED, AMENDED OR EXTENDED EXCEPT BY AN INSTRUMENT IN WRITING SIGNED BY Landlord AND Tenant.

     16.03 Limitation of Warranties. Landlord AND Tenant EXPRESSLY AGREE THAT LANDLORD HAS NOT MADE AND DOES HEREBY EXPRESSLY DISCLAIM ANY AND ALL IMPLIED WARRANTIES OR MERCHANTABILITY, HABITABILITY, FITNESS FOR A PARTICULAR PURPOSE OR OF ANY OTHER KIND ARISING OUT OF THIS LEASE, AND THERE ARE NO WARRANTIES WHICH EXTEND BEYOND THOSE EXPRESSLY SET FORTH IN THIS LEASE.

                         ARTICLE 17.00 OTHER PROVISIONS

     17.01 Renewal Option. Tenant shall have an option (the "Option") to extend the term of this Lease for one additional period of five years (the "renewal Term"). In order to exercise the Option, Tenant must give written notice to Landlord not less than six months prior to the expiration date of the Lease that it wishes to extend the term of this Lease; provided, however, that Tenant shall not be entitled to exercise the Option unless each of the following conditions shall be fully satisfied at the time of its exercise; (i) the Lease shall be in full force and effect; (ii) the original Tenant named in this Lease shall be in possession of the Premises; and (iii) Tenant shall not then be in default under any of the terms, provisions, covenants or conditions of the Lease. If Tenant exercises the Option as provided, the termination date of the Lease shall be extended for a period of five years and Base Rent shall be adjusted to 95% of market rent. If Tenant shall fail to give written notice to Landlord of Tenant's exercise of the Option as provided, Tenant shall be deemed to have waived its right to exercise the Option and to occupy the Premises beyond the initial term of the Lease. Notwithstanding anything to the contrary in this Lease, the term "Lease Term" whenever used in this Lease shall be defined to include the original term and all renewals and extensions thereof, Market rent (including escalations for successive years of the renewal term) shall be determined by Landlord in its reasonable discretion, Landlord's determination shall be based, as Landlord deems appropriate, upon then current and projected rents for spaces in the Building which are then for rent (or, if none, which have been rented during the prior twelve months) or projected to be for rent during the Lease Term, adjusted for any special conditions applicable to such spaces and leases, for location, length of term, amount of space and other factors Landlord deems relevant in computing rents for spaces in the Building, including adjustments for anticipated inflation, and subject to adjustments for fluctuations in market rents, market conditions and price conditions, Notwithstanding anything herein to the contrary, Landlord's determination of market rent shall be final, and Tenant's sole remedy in the event that it is dissatisfied with such determination shall be non-exercise of the Option. Landlord agrees that, if requested by Tenant not less than six nor more than seven months prior to the expiration date of the Lease, it will advise Tenant of and be bound by Landlord's determination of market rent for the renewal Term.

     17.02 Right of Negotiation. If space in the Building (the "Negotiation Space") becomes available for leasing. Landlord shall give Tenant notice of such fact ("Landlord's Notice"). If Tenant fails to notify Landlord within seven (7) days from the date of Landlord's Notice that Tenant wishes to lease the Negotiation Space. Tenant shall have waived any and all rights it may have under this paragraph with respect to the Negotiation Space. If Tenant notifies Landlord within seven (7) days from the date of Landlord's Notice that Tenant wishes to lease the Negotiation Space, Landlord agrees that for a period of seven (7) days following the date of Tenant's notice Landlord Landlord and Tenant shall in good faith attempt to negotiate terms and conditions acceptable to both of them on which Tenant shall lease the Negotiation Space. Failure of the parties to enter into a written lease of the Negotiation Space or a written modification of this Lease within said seven (7) day period shall be conclusive of the inability of the parties to arrive at acceptable terms in which event Tenant shall have no further rights with respect to the Negotiation Space and Landlord shall be free to lease the Negotiation Space to any third party.


                            ARTICLE 18.00 SIGNATURES

               IN WITNESS WHEREOF, the parties have signed and delivered this Lease as of the day and year first above written.


WITNESSES:
                                   "LANDLORD"

                                   EQUITABLE PACIFIC PARTNERS LIMITED
                                   PARTNERSHIP, a Delaware limited partnership

_______________________            By:  Equitable Pacific Partners Corp.
                                         a Delaware Corporation, General Partner
                                                                         (SEAL)
_______________________
(As to Landlord)                        By:___________________________________

                                           ___________________________________
                                             as agent

WITNESSES:
                                   "TENANT"

                                   BOCA RESEARCH, INC.________________________
_______________________
                                                                         (SEAL)

_______________________
(As to Tenant)                          By:___________________________________

                                           ___________________________________
                                           President

Exhibit "A"

                                   Floor Plan

Exhibit "C"

                                   Exhibit "C"

                              Rules and Regulations


1. The sidewalks, entrances, passages, courts, elevators, vestibules, stairways, corridors, and halls shall not be obstructed or encumbered by any Tenant or used for any purpose other than ingress and egress to and from the Premises.

2. No awnings or other projections shall be attached to the outside walls of the Project without the prior written consent of Landlord. No curtains, blinds, shades, or screens shall be attached to or hung in, or used in connection with, any window or door of the Premises, without the prior written consent of Landlord. Such awnings, projections, curtains, blinds, shades, screens or other fixtures must be of a Oquality, type, design, and color, and attached in the manner approved by Landlord.

3. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any Tenant on any part of the outside of the Premises or Project or on the inside of the Premises if the same can be seen from the outside of the Premises without the prior written consent of Landlord except that the name of Tenant may appear on the entrance door of the Premises. In the event of a violation of the foregoing by Tenant, Landlord may remove same without any liability and may charge the expense incurred by such removal to the Tenant or Tenants violating this rule.

4. Tenant shall not occupy or permit any portion of the Premises demised to it to be occupied or used for any purpose other than as specified in the Lease. Tenant shall not engage or pay any employees on the Project, except those actually working for Tenant at the Premises. The Premises shall not be used for gambling, lodging, or sleeping or for any immoral or illegal purposes.

5. Tenant shall not allow any object to be placed on the glass or the windowsills. No materials shall be placed under the exterior stairways nor shall any articles obstruct any air-conditioning supply or exhaust vent.

6. The water and wash closets and other plumbing fixtures shall not be used for any purposes other than those for which they were constructed and no sweepings, rubbish, rags, or other substances shall be thrown therein. All damages resulting from any misuse of the fixtures by Tenant, its servants, employees, agents, or licensees shall be borne by Tenant.

7. No Tenant shall mark, paint, drill into, or in anyway deface any part of the Premises or the Project of which they form a part, No boring, cutting, or stringing of wires shall be permitted, except with the prior written consent of Landlord, and as it may direct. Should a Tenant require telegraphic, telephonic, annunciator or other communication service, Landlord will direct the electricians where and how wires are to be introduced and placed, and none shall be introduced or placed except as Landlord shall direct. Electric current shall not be used for power or heating without Landlord's prior written permission. Neither Tenant nor Tenant's Agents including, but not limited to, electrical repairmen and telephone installers, shall lift, remove or in any way alter or disturb any of the interior ceiling materials of the Premises or Project, nor shall any of same have any access whatsoever to the area above the interior ceiling of the Premises or the Project except with the prior written consent of Landlord and in accordance with guidelines established by Landlord. No antennas shall be permitted.

8. No bicycles, vehicles, or animals of any kind shall be brought into or kept in or about the Premises. No Tenant shall cause or permit any unusual or objectionable odors to be produced upon or permeate from the Premises.

9. Landlord shall have the right to retain a passkey and to enter the Premises at any time, to examine same or to make such alterations and repairs as may be deemed necessary, or to exhibit same to prospective Tenants during normal business hours.

10. No Tenant shall make, or permit to be made, any unseemly or disturbing noises or disturb or interfere with occupants of this or neighboring buildings or premises or those having business with them, whether by the use of any musical instrument, radio, talking machine, unmusical noise, whistling, singing, or in any other way. No Tenant shall throw anything out of doors, windows, skylights, or down the passageways.

11. No additional locks or bolts of any kind shall be placed upon any of the doors or windows by any Tenant, nor shall any changes be made in existing locks or the mechanism thereof. Each Tenant must, upon the termination of his tenancy restore to the Landlord all keys of offices and toilet rooms, either furnished to, or otherwise procured by, such Tenant. Tenant shall pay to the Landlord the cost of any lost keys.

12. Tenant will refer all contractors, contractors' representatives and installation technicians, rendering any service to Tenant, to Landlord for Landlord's supervision, approval, and control before performance of any contractual service. This provision shall apply to all work performed in the building, including installations of telephones, telegraph equipment, electrical devices and attachments, and installations of any nature affecting floors, walls, woodwork, trim, windows, ceilings, equipment or any other physical portion of the Project.

13. Tenant agrees that all machines or machinery placed in the Premises by Tenant will be erected and placed so as to prevent any vibration or annoyance to any other Tenants in the Project of which the Premises are a part, and it is agreed that upon written request of Landlord, Tenant will, within ten (10) days after the mailing of such notice, provide approved settings for the absorbing, preventing, or decreasing of noise from any or all machines or machinery placed in the Premises.

14. The requirements of Landlord to Tenant will be attended to only upon written application at the office of the Project. Employees of Landlord shall not receive or carry messages for or t6 any Tenant or other person nor contract with or render free or paid services to any Tenant or Tenant's agent, employees, or invitees.

15. Canvassing, soliciting, and peddling in the Project is prohibited and each Tenant shall cooperate to prevent the same.

16. Landlord will not be responsible for lost, stolen, or damaged property, equipment, money, or jewelry from Tenant's area or public areas regardless of whether such loss occurs when area is locked against entry or not.

17. Unless included under Tenant's permitted use as set forth in the Lease, no Tenant, nor any of Tenant's Agents, shall at any time bring or keep upon the Premises or Project any inflammable, combustible, or explosive fluid, chemical, or substance.

18. Tenant shall remit the sum of TEN and NO/100 DOLLARS ($10.00) per key to Landlord as security for any and all buildings access keys provided to Tenant by Landlord. Tenant shall remit the sum of TEN and NO/100 DOLLARS ($10.00) per key to Landlord in the event that Tenant or Tenant's Agent(s) loses one of the keys provided and requires a replacement.

19. Any person whose presence in the Project at any time shall, in the judgment of Landlord, be prejudicial to the safety, character, reputation and interests of the Project or its tenants may be denied access to the Project or may be ejected therefrom, Landlord shall in no way be liable to any Tenant for damages or loss arising from the admission, exclusion or ejection of any person to or from Tenant's leased premises or the Project under the provision of this rule.

20. Tenant shall not advertise or permit any advertising which, in Landlord's opinion, tends to impair the reputation of the Project; and upon written notice from the landlord, Tenant shall refrain from or discontinue any such advertising.

21. Each tenant, before closing and leaving the Premises at any time, shall see that all windows are closed. All tenants must observe strict care not to leave their windows open when it rains, and for any default or carelessness in these respects, or any of them, shall make good any injury sustained by other tenants, and to Landlord for damage to paint, plastering, or other parts of the Project, resulting from default or carelessness.

22. Tenant shall provide and comply with all fire extinguisher code requirements. Additional fire code requirements that result from Tenant's use after initial occupancy will be complied with by Tenant.

23. Tenant shall not make any penetrations of the roof systems without prior written consent of the Landlord. If Tenant for any reason whatsoever penetrates the roof systems and voids Landlord's roof warranty, Tenant assumes liability for all repairs and damage.

24. Trash, pallets, packing material, and other foreign material shall not be stored on the exterior of the Premises including the overflow of such materials surrounding dumpsters. Upon 24 hour notice to Tenant, Landlord may clean up any debris and invoice Tenant for the cost of such service as Additional Rent. Dumpsters are to be closed at night and whenever else possible to maintain a clean exterior appearance.

25. The maintenance and repair of vehicles on the property is prohibited including the changing of oil.

26. No vehicles are to be parked in designated and marked "no parking" areas.

27. Vehicles including campers are not allowed to be unmoved for more than three
(3) days or permanently stored on the property.

28. No residue or floor cleaning substance is to be washed from Premises floors into the parking lot.

29. Materials are not to be stacked or leaned against demising walls.

30. Landlord reserves the right to make such other and further reasonable rules and regulations as in its judgment may from time to time be needed for the safety, care and cleanliness of the Premises, and for the preservation of good order therein and any such other or further rules and regulations shall be binding upon the parties hereto with the same force and effect as if they had been inserted herein at the time of the execution hereof.

Exhibit "D"

                                   EXHIBIT D

                        Hazardous Substances Procedures

        1. Definition of Hazardous Materials. A material and/or waste (solid, liquid or gaseous) shall be considered "Hazardous" if:

           A. It appears on one or more hazardous substance lists published by the EPA under the Resource Conservation and Recovery Act (RCRA) and SARA Title III, Part 313.

           B. It is acutely hazardous waste as defined by the EPA's 40 C.F.R. Parts 261-262.

           C. It exhibits any of the following characteristics as defined by NEPA regulations and the substances MSDS:

                (1) Ignitibility. The material or Waste is easily combustible or flammable.

                (2) Corrosivity. The material or waste is capable of causing slow chemical and/or electrochemical reaction between a metal and it's environment (for example, the rusting of iron). Ultimately, dissolving metals or other materials and burns to the skin.

                (3) Reactivity. The material or waste is "explosive," unstable, or undergoes rapid or violent chemical reaction with water or other materials.


                (4) Toxicity. The material or waste has the potential to release toxic substances that can pose a hazard to human health or the environment.

        2. Hazardous Materials Inventory. The following is an inventory of all Hazardous materials handled, stored, accumulated, treated and disposed within the confines of Boca Research.

           A.   IEM Fusion NCR-P-7X-3 Soldering Paste (Tin, Lead)

           B.   Amicon D-124F (Epoxy Adhesive)

           C.   Centari Acrylic Enamel

           D. Water soluble, neutral flux solution which is completely biodegradable and a non-irritant

           E.   Gold Solution (Cyanide Salt-Amine)

           F.   Loctite 3348 (Epoxy Adhesive)

           G. Loctite 454 Surface Insensitive Instant Adhesive (Ethyl Cyanoacrylate, Amorphous Silica, Hydroquinone)

           H.   Nickel Acid Solution (Nickel Sulfate, Formic Acid)

           I. SCM Metal Products Soldering Paste (TEA, Tin, Lead, Triethanolamine, Silver)

           J.   AP Grease (Naphthionic distillate)

        3. Hazardous Materials Handling and Use. All hazardous material and waste are handled and used in accordance with all Occupational Health and Safety Association (OSHA) rules and regulations. All employees have been provided on-tbe-job traIning regarding personal protective equipment, safe handling, storage and disposal of hazardous materials and waste.

        4. Hazardous Materials and Waste Management.

           A. Hazardous Materials Labeling. All Hazardous materials are labeled in accordance with Department of Transportation (DOT) and the National Fire Protection (NFPA).

           B. Hazardous Materials Containment. Hazardous waste are placed in containers appropriate for the type of hazardous waste generated and the type of treatment and/or disposal method anticipated.

                All containers designated for Hazardous Materials/Waste containment are constructed of material that is impervious to liquids and is capable of being maintained in a sanitary condition.

           C. Hazardous Materials Storage and Accumulation. Hazardous materials storage and accumulation areas are located away from public access and general traffic flow patterns. Furthermore, the area is restricted and secured against authorized personnel.

                (1) Flammab1es. Flammable materials are stored in a cool, dry, well-ventilated area away from any possible ignition sources. Highly flammable materials are kept in an area separate from oxidizing agents.

                (2) Oxidizers. All chemicals that combine or mix with oxygen are stored away from liquids or low flash point.

                (3) Corrosives. Corrosive materials are stored in a cool, well-ventilated area (above their freezing point). Furthermore, corrosives are isolated from other materials since they tend to corrode everything that is stored with them.

                (4) Acids and Bases. Acids and Bases are stored in a cool, dry, well-ventilated area.

                (5) Highly Vo1atile Substances. Materials that are highly toxic or that can decompose into toxic components from contact with heat, moisture, acids or acid fumes will be stored in a cool, well-ventilated area out of the direct rays of the sun. Incompatible toxic materials will be isolated from each other.

                (6) Solder Pastes. All solder pastes are covered by Boca Research in a solid, physical state which is easily contained in impermeable, sealed containers and accumulated in a refrigerator for future reclamation.

           D. Hazardous Waste Reclamation and/or Disposal. All hazardous waste generated by Boca Research is immediately disposed according to federal, state and local regulations. Hazardous waste that cannot be treated or disposed immediately after it is generated is accumulated at its point of origin in a storage area designated for hazardous waste accumulation.

                (1) Solder Paste and Dross. 100% of all excess solder paste (dross) generated by the Wave Solderer is immediately contained and accumulated for offsite reclamation.

                (2) Containment Residuals. Empty containers lined with a residue of hazardous material/waste are returned to the manufacturer for reclamation.

                (3) Waste Water Residua1s. Waste water effluent generated by Boca Research that has been contaminated with hazardous waste is passed through a closed loop filtration system. The resu1ting treated residue can be classified as non-hazardous or as a recovered, usable product which is recycled by the manufacturer.