Form 10-K/A
period 2000-12-31
INPRIMIS INC
filed 2001-04-27
CIK 895642

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------


                               FORM 10-K/A NO. 1


(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


                         COMMISSION FILE NUMBER 0-21138

                                 INPRIMIS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   FLORIDA                                       59-2479377
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]


 AGGREGATE MARKET VALUE OF VOTING STOCK BY NON-AFFILIATES AS OF MARCH 1, 2001:
                                  $10,035,160

   SHARES OF COMMON STOCK OUTSTANDING AS OF MARCH 1, 2001: 11,623,604 SHARES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AMENDMENT NO. 1
                       TO INPRIMIS, INC. ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000

     The Registrant hereby amends its Annual Report on Form 10-K for the year ended December 31, 2000, by filing herewith the complete text of ITEMS 10 through 13 of Part III thereof, consisting of:


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    3
ITEM 11.  EXECUTIVE COMPENSATION......................................    5
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT..................................................   10
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   11

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The directors of the Company, their ages, their positions with the Company, the period during which they have served as directors and their principal occupations and other directorships held by them are set forth below. Directors are elected at the annual meeting of stockholders to hold office until the next annual meeting and until their successors are elected and qualified.



     Bernard A. Carballo, 52, has been a director of the Company since March 2000. Mr. Carballo is the Executive Vice President of Sales, Marketing, Product Line Management, and Customer Service Operations of Seagate Technology, Inc. Prior to that, he was Vice President, Product Line Management, Oklahoma City Operations. Mr. Carballo joined Seagate in 1989, when Seagate acquired Control Data Corporation's data storage facility. With 20 years experience at CDC, his responsibilities included planning and developing CDC's Tuas manufacturing operations in Singapore.



     Blaine E. Davis, 65, has been a director of the Company since February 1998. Mr. Davis has served as Vice-Chairman of EastGate Services (Asia) Ltd., an information services provider in China, since 1998. Mr. Davis has been a Senior Partner of Telecom Associates, Ltd., a provider of business development and management and advisory services, since 1995. From 1970 to 1995, Mr. Davis was employed by AT&T Corporation, where he held a variety of senior management positions.



     Joseph M. O'Donnell, 54, has been a director of the Company since September 1996. Since December 1997, Mr. O'Donnell has served as Co-chairman of Artesyn Technologies, Inc. (formerly Computer Products, Inc.), a leading communications power conversion company, from February 1997 to December 1997, as its Chairman, and, since July 1994, as its Chief Executive Officer and President. From March 1994 to June 1994 and from October 1992 to September 1993, Mr. O'Donnell was Managing Director of O'Donnell Associates, a consulting firm.



     Michael S. Polacek, 37, has been a director of the Company since March 2000. Mr. Polacek is Vice President and General Manager of National Semiconductor's Information Appliance Division. National Semiconductor designs and manufactures a wide array of semiconductor products. Prior to that, Mr. Polacek was Senior Director of National Semiconductor's PC and Processor Division in Japan. He previously served in National's International Business Group as Director of the Mass Storage Segment business unit and Director of the Personal Systems Segment business unit. Before joining National Semiconductor in June 1992, Mr. Polacek held various management positions at Philips Semiconductor.



     Philip A. Vachon, 44, has been a director of the Company since April 2000. Mr. Vachon is Senior Vice President of Worldwide Sales of Liberate Technologies, a leading provider of software for information appliances. Prior to joining Liberate, he spent eight years at Oracle Corporation in various sales and alliances positions, including Vice President of Alliances and Vice President of Communications. He previously worked at Applied Data Research for four years in several sales and technical positions.



     Eduard Will, 59, became President and Chief Executive Officer of the Company in April 2001, and has been a director of the Company since August 1999. Mr. Will served as Chairman and Chief Executive Officer of Infomatec AG International, Inc. ("Infomatec") until September 2000, and remained an employee of Infomatec until April 2001. Infomatec is a wholly owned subsidiary of Infomatec Integrated Information Systems AG ("Infomatec Integrated"). Previously, Mr. Will served as Chairman and Chief Executive Officer of Allmonde Investments Ltd., a Hong Kong-based investment banking and consulting company. Mr. Will also serves as the Chairman of Beijing InfoChina Information Technology Ltd., Beijing.



     Arthur R. Wyatt, 73, has been a director of the Company since May 1997. Mr. Wyatt has been a professor at the University of Illinois since 1992. Mr. Wyatt is a member of the audit committee of the Farm Credit Bank System, a director of First Busey Corporation and a member of the Board of Trustees of the University of Illinois Foundation. Mr. Wyatt has previously served as a member of the Financial Accounting Standards Board and as a member of the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Mr. Wyatt was previously a Managing Director of Arthur Andersen & Co.

     Karl Gruns, 53, has been a director of the Company since August 1999. A Certified Public Accountant, Mr. Gruns, since 1998, has been the Chief Financial Officer and member of the board of Infomatec Integrated, a producer of high-end, innovative e-commerce systems. Prior to joining Infomatec Integrated, he operated his own accounting practice in Munich, Germany. Before that, Mr. Gruns was employed by KPMG LLP for six years.



     H. Ric Luhrs, 70, has been a director of the Company since June 1998. Mr. Luhrs is the Chairman, President and Chief Executive Officer of The Beistle Co., a manufacturer of paper novelties, decorations, and party goods, and has served in that capacity since 1960. He is President of the Lakeside Holding Co., Inc. and A-1 Holding, Inc. He is the owner of Luhrs Gem Testing Laboratory and Chairman of The Walking Quail Sporting Goods Store.



     Infomatec is entitled to designate two members to serve on the Company's Board of Directors under that certain Common Stock Purchase Agreement dated as of April 28, 1999, as amended by the Amended Common Stock Purchase Agreement dated as of May 21, 1999, between the Company and Infomatec for so long as Infomatec continues to own at least 874,000 shares of Company common stock and shall be entitled to designate one member for election to the Company's Board of Directors for so long as Infomatec continues to own at least 437,000 shares of Company common stock. Infomatec shall have no rights to designate members for election to the Company's Board of Directors if Infomatec no longer holds at least 437,000 shares of Company common stock. Mr. Eduard Will, presently serving as President, Chief Executive Officer and a director of the Company, and Karl Gruns, also serving as a director, had both previously been designated for election to the Board by Infomatec. Mr. Will, who was previously employed by Infomatec, became President and Chief Executive Officer of the Company in April 2001. See ITEM 11. "EXECUTIVE COMPENSATION," "Employment Contracts, Termination of Employment and Change in Control Arrangements." Shares of the Company's common stock owned by Infomatec are deemed to be beneficially owned by Infomatec Integrated. See ITEM 12. "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."



     The executive officers of the Company, their ages, their positions with the Company and the periods during which they have served, are set forth in ITEM 4A of this Annual Report on Form 10-K.



SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the United States Securities and Exchange Commission ("SEC") and the National Association of Securities Dealers, Inc. initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file.



     To the Company's knowledge, based solely on a review of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to the Company's directors, executive officers and greater than ten percent beneficial owners were complied with, except as follows: (i) through inadvertence, a report on Form 3 was not timely filed by Mr. Michael S. Polacek, a director; and (ii) through inadvertence, two reports on Form 4, reporting two purchases totaling 20,829 shares of Common Stock, were not timely filed by Mr. Blaine E. Davis, a director.

ITEM 11: EXECUTIVE COMPENSATION


     The following table sets forth all cash compensation earned by or paid to the Company's Chief Executive Officer and the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who served in such capacities during the fiscal year ended December 31, 2000 (the "Named Executive Officers"), for all services rendered in all capacities to the Company and its subsidiaries for the year ended December 31, 2000.



                           SUMMARY COMPENSATION TABLE



                                                                                                  LONG TERM
                                                                                                COMPENSATION
                                                       ANNUAL                             -------------------------
                                                    COMPENSATION            OTHER
             NAME AND                           --------------------        ANNUAL        OPTIONS/      ALL OTHER
        PRINCIPAL POSITION             YEAR      SALARY      BONUS       COMPENSATION     SARS(1)      COMPENSATION
        ------------------             ----      ------      -----       ------------     --------     ------------
Anthony F. Zalenski................    2000     $345,231(2)   --           $ 35,491(4)      --            $1,268(3)
  President and CEO                    1999     371,493       --              6,923(4)      --             3,808(3)
                                       1998     330,583       --             --           109,423          4,000(3)
Robert W. Ferguson.................    2000     361,077       --             --           150,000         --
  Chief Executive Officer and          1999       --          --            423,623(5)     15,000         --
  Chairman of the Board                1998       --          --             85,495(6)     15,000         --
R. Michael Brewer (11).............    2000      86,538       --             --            70,000            938(3)
  Senior Vice President and Chief      1999       --          --             --             --
  Financial Officer                    1998     105,033       --              8,327(4)      7,067          1,725(3)
Larry L. Light.....................    2000     195,431       --              7,277(4)     71,320          3,415(3)
  Chief Executive Officer,
  Inprimis,                            1999     160,204       --             55,091(7)      --             3,933(3)
  Inc. and Chief Operating Officer,    1998     133,017       --             --            22,107          3,021(3)
  Inprimis Technologies, Inc.
Martha Ritchason...................    2000     146,400       --             26,608(8)     20,000          2,650(3)
  Senior Vice President,               1999     144,000       --             46,028(9)      --             3,462(3)
  General Administration               1998     132,092       --              2,354(4)     21,768          3,302(3)
Michael Stebel.....................    2000     161,126       --             --            30,000            288(3)
  Senior Vice President,               1999       8,654(10)                                15,000         --
  Sales and Marketing                  1998                                                               --


---------------


(1) Represents shares of Common Stock issuable upon exercise of options granted to the named executive officer under the Company's 1992 Stock Option Plan or the 1996 Non-Employee Director Stock Option Plan.



(2) Mr. Zalenski served as the Company's President and Chief Executive Officer until January 10, 2000. This amount represents severance and other 2000 compensation accrued in 1999 and paid in 2000.



(3) Reflects cash compensation contributed by the Company pursuant to its 401(k) Plan on behalf of the Named Executive Officer.



(4) Represents the payment of accrued and unused vacation to the Named Executive Officer.



(5) Represents (i) gain recognized from the exercise of options under the Company's 1992 Stock Option Plan of $203,738, representing the difference between the fair market value on the date of exercise of non-qualified options to purchase 37,255 shares of Common Stock and the aggregate exercise price thereof; and (ii) $219,885 paid for services provided as Chairman of the Board of the Company.



(6) Represents $54,000 cash compensation and $31,495 paid in Company stock in lieu of cash for board meeting attendance.



(7) Represents other compensation resulting from the exercise of options under the Company's 1992 Stock Option Plan of $52,045 and payment of accrued and unused vacation to Mr. Light of $3,046.



(8) Represents other compensation resulting from the exercise of options under the Company's 1992 Stock Option Plan of $23,839 and payment of accrued and unused vacation to Ms. Ritchason of $2,769.



(9) Represents other compensation resulting from the exercise of options under the Company's 1992 Stock Option Plan of $43,259 and payment of accrued and unused vacation to Ms. Ritchason of $2,769.

(10)Mr. Stebel commenced employment on December 1, 1999.



(11)Mr. Brewer's employment with the Company terminated on August 17, 1998 and recommenced on June 16, 2000.



GRANTS OF STOCK OPTIONS



     The following table shows with respect to the Named Executive Officers information regarding options granted under the Company's Stock Option Plans during 2000.



                                                                                    POTENTIAL REALIZED
                                           % OF TOTAL                                VALUE AT ASSUMED
                                            OPTIONS                                RATES OF STOCK PRICE
                                           GRANTED TO                                APPRECIATION FOR
                                           EMPLOYEES                                  OPTION TERM(2)
                                 OPTIONS   IN FISCAL     EXERCISE     EXPIRATION   ---------------------
             NAME                GRANTED      YEAR       PRICE(1)        DATE         5%          10%
             ----                -------   ----------    --------     ----------      --          ---
Larry L. Light.................   21,320(3)     2.8%       $6.16         6/19/10   $ 82,547     $209,189
                                  50,000(4)     6.6%       $2.91         9/29/10   $ 91,504     $231,890

R. Michael Brewer..............   50,000(3)     6.6%       $4.16         5/15/10   $130,794     $331,459
                                  20,000(4)     2.6%       $2.91         9/29/10   $ 36,602     $ 92,756

Martha Ritchason...............   20,000(4)     2.6%       $2.91         9/29/10   $ 36,602     $ 92,756

Michael D. Stebel..............   20,000(4)     2.6%       $2.91         9/29/10   $ 36,602     $ 92,756
                                  10,000(4)     1.3%       $1.59         12/1/10   $  9,999     $ 25,341

Robert W. Ferguson(5)..........  100,000      13.2%        $5.50         6/10/10   $345,892     $876,558
                                  50,000       6.6%        $2.75        11/10/00   $ 86,473     $219,140


---------------


(1)The exercise price of the option equals the fair market value of the Common Stock on the date of grant of the options.



(2)These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.



(3)Option becomes exercisable on the first, second and third anniversary dates of grant at the rate of 20%, 20%, and 60%, respectively.



(4)Option becomes exercisable on the anniversary date of grant in three equal annual installments.



(5)Mr. Ferguson resigned his employment with the Company on January 12, 2001, at which time all options granted to Mr. Ferguson vested immediately. Such options terminate on January 12, 2002, one year from the date of his resignation.

STOCK OPTION EXERCISES AND FISCAL YEAR END STOCK OPTION VALUES



     The following table shows, with respect to the Company's Chief Executive Officer and the other Named Executive Officers named in the Summary Compensation Table (i) the number of shares of Common Stock underlying options exercised during 2000, (ii) the aggregate dollar value realized upon the exercise of such options, (iii) the total number of exercisable and unexercisable options held on December 31, 2000, and (iv) the aggregate dollar value of in-the-money options on December 31, 2000.



                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR


                     AND OPTION VALUES AT DECEMBER 31, 2000



                                  SHARES                         NUMBER OF               VALUE OF UNEXERCISED
                                ACQUIRED ON    VALUE        UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
             NAME                EXERCISE     REALIZED   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE(1)
             ----               -----------   --------   -------------------------   ----------------------------
Robert W. Ferguson............         0      $    --             205,000/--                   -$-/$--
Anthony F. Zalenski(2)........         0      $    --             498,176/--                   -$-/$--
R. Michael Brewer.............         0      $    --               0/70,000                   -$-/$--
Larry L. Light................         0      $    --          88,680/71,320                   -$-/$--
Martha Ritchason..............     5,000      $23,839          85,346/20,000                   -$-/$--
Michael D. Stebel.............         0      $    --           5,000/30,000                   -$-/$--


---------------


(1) Value of unexercised in-the-money stock options represents the difference between the exercise prices of the stock options and the closing price of the Company's Common Stock on the Nasdaq National Market on December 31, 2000. Since such closing price was $.95 per share, which was below the exercise price of all outstanding options, no value is accorded to such outstanding options.



(2) Effective January 10, 2000, Mr. Zalenski's employment with the Company terminated. Under the terms of his employment agreement with the Company, all of Mr. Zalenski's options vested as of such date. These options will expire July 10, 2001.



EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS



     On April 24, 1995 the Company entered into an Employment Agreement with Mr. Anthony F. Zalenski, which provided that for consecutive one-year terms, unless terminated upon 60 days' prior notice by either the Company or Mr. Zalenski, Mr. Zalenski would serve as President and Chief Executive Officer of the Company for an annual base salary of $360,000. During each one-year term, Mr. Zalenski would be entitled to be paid an incentive bonus equal to a percentage of the annual base salary then in effect, subject to achieving such financial targets as the Company's Compensation Committee determined. In the event that Mr. Zalenski's employment were to be terminated without cause, Mr. Zalenski would be entitled to severance pay equal to one year's salary. In the event of a change of control of the Company, the Compensation Committee would be required to make appropriate provisions for the continuation of the stock options held by Mr. Zalenski (to the extent such options were not exercisable) by substituting, on an equitable basis, options to purchase similar securities of the entity acquiring or succeeding to the rights of the Company in such change of control. On January 10, 2000, Mr. Zalenski's employment with the Company terminated, and all options held by him vested at that time. Under the terms of his Employment Agreement, these options were to expire January 10, 2001. In connection with the settlement of certain disputes with the Company, in October 2000, the expiration date of these options was extended to July 10, 2001, and the period over which he is to receive severance payments equal to his 1999 base salary was extended to July 10, 2001.



     On November 30, 1999 the Company entered into an Employment Agreement with Ms. Martha Ritchason, which provides that for so long as the Employment Agreement is not terminated pursuant to its terms, Ms. Ritchason shall serve as Vice President of Human Resources for the Company, for an annual base salary of $144,000, plus other benefits. Subsequently, Ms. Ritchason was promoted to the position of Senior Vice President of General Administration of the Company. Ms. Ritchason may terminate the Employment Agreement for any reason, upon sixty (60) days' notice to the Company. The Company may terminate the

Employment Agreement for Cause (as defined in the Employment Agreement), upon Ms. Ritchason's death or disability, or without Cause. In the event Ms. Ritchason's employment is terminated without Cause, Ms. Ritchason shall be entitled to severance pay equal to one year's base salary and, provided that Ms. Ritchason has been employed for three (3) continuous years, all of her existing stock options at such time shall become immediately vested. In the event of a Change of Control (as defined in the Employment Agreement), all of Ms. Ritchason's existing options at such time shall automatically accelerate and become fully vested and exercisable.



     On March 17, 2000 the Company entered into an Employment Agreement with Mr. Larry Light, which provides that for so long as the Employment Agreement is not terminated pursuant to its terms, Mr. Light shall serve as Chief Operating Officer of Inprimis Technologies, Inc., a subsidiary of the Company, for an annual base salary of $200,000, plus other benefits. Mr. Light may terminate the Employment Agreement for any reason, upon sixty (60) days' notice to the Company. The Company may terminate the Employment Agreement for Cause (as defined in the Employment Agreement), upon Mr. Light's death or disability, or without Cause. In the event Mr. Light's employment is terminated without Cause, Mr. Light shall be entitled to severance pay equal to one year's base salary and, provided that Mr. Light has been employed for three (3) continuous years, all of his existing stock options at such time shall become immediately vested. In the event of a Change of Control (as defined in the Employment Agreement), all of Mr. Light's existing options at such time shall automatically accelerate and become fully vested and exercisable.



     On May 16, 2000 the Company entered into an Employment Agreement with Mr.
R. Michael Brewer, which provides that commencing on June 6, 2000 and for so long as the Employment Agreement is not terminated pursuant to its terms, Mr. Brewer shall serve as Senior Vice President and Chief Financial Officer of the Company, for an annual base salary of $150,000, plus other benefits. Additionally, Mr. Brewer was granted options to purchase up to 50,000 shares of Company common stock. Mr. Brewer may terminate the Employment Agreement for any reason, upon sixty (60) days' notice to the Company. The Company may terminate the Employment Agreement for Cause (as defined in the Employment Agreement), upon Mr. Brewer's death or disability, or without Cause. In the event Mr. Brewer's employment is terminated without Cause, Mr. Brewer shall be entitled to severance pay equal to one year's base salary and all of his existing stock options at such time shall become immediately vested. In the event of a Change of Control (as defined in the Employment Agreement), all of Mr. Brewer's existing options at such time shall automatically accelerate and become fully vested and exercisable; provided that if Mr. Brewer is employed for less than three years at the time of the Change of Control, only those options which would otherwise have vested during the year in which the Change of Control occurs will accelerate and vest as a result of the Change in Control.



     On September 29, 2000 the Company entered into an Amended and Restated Employment Agreement with Mr. Eduard Will, as subsequently amended on March 6, 2001 (the "Employment Agreement"), which provides that commencing on the date Mr. Will acquired all necessary immigration documentation necessary to be employed by the Company until October 31, 2003, Mr. Will shall serve as President and Chief Executive Officer of the Company, for an annual base salary of $362,000, plus other benefits; provided, however, that in the event Mr. Will did not obtain the necessary immigration documentation necessary to be employed by the Company by May 14, 2001, the Company reserved the right to terminate and cancel the Employment Agreement. Subject to, among other things, commencement of his employment and the provisions of the Company's 1992 Employee Stock Option Plan, the Employment Agreement also provides that Mr. Will would be granted options to purchase up to 350,000 shares of Company common stock. Additionally, Mr. Will may terminate the Employment Agreement for any reason, upon sixty (60) days' notice to the Company. The Company may terminate the Employment Agreement for Cause (as defined in the Employment Agreement), upon Mr. Will's death or disability, or without Cause. In the event Mr. Will's employment is terminated without Cause during the first eighteen months of his employment, Mr. Will shall be entitled to severance pay equal to his base salary for a period through the twenty-fourth month from the date he commenced his employment, and all of his stock options that would have vested through such twenty-fourth month shall become immediately vested. In the event Mr. Will's employment is terminated without Cause after the first eighteen months of his employment, Mr. Will shall be entitled to severance pay equal to one year's annual base salary, and all of Mr. Will's options at such time shall automatically accelerate and become fully vested and exercisable. Mr. Will has been granted the necessary immigration documentation required under the Employment Agreement, and in April 2001, began serving as President and Chief Executive Officer of the Company. In connection with his employment by the Company, and pursuant to the terms of the Employment Agreement, Mr. Will was granted options to purchase up to 250,000 shares of the Company's common stock.



     On December 1, 2000 the Company entered into an Employment Agreement with Mr. Michael D. Stebel, which provides that for so long as the Employment Agreement is not terminated pursuant to its terms, Mr. Stebel shall serve as Senior Vice President of Sales and Marketing of the Company, for an annual base salary of $150,000, plus other benefits. Mr. Stebel may terminate the Employment Agreement for any reason, upon sixty (60) days' notice to the Company. The Company may terminate the Employment Agreement for Cause (as defined in the Employment Agreement), upon Mr. Stebel's death or disability, or without Cause. In the event Mr. Stebel's employment is terminated without Cause, Mr. Stebel shall be entitled to severance pay equal to one year's base salary and all of his existing stock options at such time shall become immediately vested. In the event of a Change of Control (as defined in the Employment Agreement), all of Mr. Stebel's existing options at such time shall automatically accelerate and become fully vested and exercisable; provided that if Mr. Stebel is employed for less than three years at the time of the Change of Control, only those options which would otherwise have vested during the year in which the Change of Control occurs will accelerate and vest as a result of the Change in Control.



     On January 12, 2001, Mr. Ferguson, through Robert W. Ferguson Associates, Inc., entered into a Consulting Services Agreement (the "Consulting Agreement") with the Company pursuant to which Mr. Ferguson agreed to provide consulting services to the Company through May 31, 2001, for an initial fee of $10,000 plus a monthly fee of $10,000. Effective March 15, 2001, the Consulting Agreement was terminated.



DIRECTOR COMPENSATION



     Directors of the Company who are not employees of the Company receive an annual fee of $5,000 and $1,000 for each board or committee meeting attended, except that such persons receive $500 for attendance at each committee meeting held on the same day as a board meeting and for participation in each meeting by telephone. Additional compensation paid to the Chairman of the Board is set annually, and will typically range from $10,000 to $50,000, depending on the level of involvement required of the Chairman as the needs of the Company demand. Additionally, the Chairmen of the Audit Committee and Compensation Committee receive an annual fee of $3,000. The directors are entitled to reimbursement of out-of-pocket expenses incurred in connection with attending board or committee meetings. Each non-employee director becomes eligible to be granted options to purchase 12,000 shares of Common Stock upon (i) his or her initial election to the Board of Directors, and (ii) each meeting date of the Shareholders at which such director is re-elected to the Board of Directors. The Chairman of the Board of Directors becomes eligible to be granted options to purchase an additional 5,000 shares of Common Stock upon (i) his or her initial election to the Board of Directors and (ii) his or her re-election as Chairman. The options vest in full on the date of grant. Effective April 1, 2001, the directors agreed to defer receiving all compensation for their services as directors of the Company.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION



     The members of the Compensation Committee of the Board of Directors during the year ended December 31, 2000 included Messrs. Davis, Ferguson, Luhrs, O'Donnell, Will, and Wyatt. Mr. Ferguson resigned as the Chief Executive Officer, Chairman of the Board and a member of the Compensation Committee effective January 12, 2001. At the time that Mr. Will served on the Compensation Committee, Mr. Will was an officer and director of, and otherwise employed by, Infomatec, which owned in excess of 5% of the Company's common stock. During the year ended December 31, 2000, the Company engaged in certain transactions with Infomatec. See ITEM 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 30, 2001 (i) by each person who is known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) by each director, the Chief Executive Officer and the Company's four most highly compensated executive officers (other than the Chief Executive Officer) who were serving as executive officers at the end of the last completed fiscal year and (iii) by all executive officers and directors of the Company as a group. Except as otherwise noted, each person has sole voting and investment power over the shares shown as beneficially owned, except to the extent authority is shared by spouses under applicable law.



                                                              AMOUNT AND NATURE
                                                                OF BENEFICIAL        PERCENT
                  NAME OF BENEFICIAL OWNER                        OWNERSHIP          OF CLASS
                  ------------------------                    -----------------      --------
Infomatec Integrated Information Systems AG
  Steinerne Furt 76
  86167 Augsburg, Germany...................................      1,228,465            10.6%
National Semiconductor Corporation
  2900 Semiconductor Drive
  Santa Clara, CA 95052-8090. ..............................        691,085             5.9%
Robert W. Ferguson(1).......................................        505,222             4.3%
Larry L. Light(2)...........................................         91,631               *
Anthony F. Zalenski(3)......................................        608,875             5.0%
  4090 N.W. 24th Terrace
  Boca Raton, FL 33431
R. Michael Brewer(4)........................................         12,000               *
Martha Ritchason(5).........................................         91,514               *
Michael D. Stebel(6)........................................         16,238               *
H. Ric Luhrs(7).............................................         97,829               *
Joseph M. O'Donnell(8)......................................         50,829               *
Arthur R. Wyatt(9)..........................................        127,829             1.1%
Blaine E. Davis(10).........................................         87,000               *
Eduard Will(11).............................................        102,000               *
Karl Gruns(12)..............................................         22,000               *
Bernard A. Carballo(13))....................................         89,100               *
Philip A. Vachon(14)........................................         12,000               *
Michael S. Polacek(15)......................................              0               *
All directors and executive officers as a group (13                 799,970             6.6%
  persons)(16)..............................................


---------------

   * Less than 1%.



 (1)Former Chief Executive Officer and Chairman of the Board of Directors of the Company. Includes 300,222 shares owned by a trust of which Mr. Ferguson is grantor and 205,000 shares which Mr. Ferguson has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan.



 (2)Chief Technology Officer of the Company, Chief Operating Officer of Inprimis Technologies, Inc., a wholly owned subsidiary of the Company and former interim Chief Executive Officer of the Company. Includes 88,680 shares which Mr. Light has the right to acquire within sixty days pursuant to the 1992 Stock Option Plan.



 (3)Former President and Chief Executive Officer of the Company. Includes 498,176 shares which Mr. Zalenski has the right to acquire within sixty days pursuant to the 1992 Stock Option Plan.



 (4)Senior Vice President of Finance and Chief Financial Officer. Includes 10,000 shares which Mr. Brewer has the right to acquire within sixty days pursuant to the 1996 Stock Option Plan.

 (5)Senior Vice President of General Administration. Includes 85,346 shares which Ms. Ritchason has the right to acquire within sixty days pursuant to the 1992 Stock Option Plan.



 (6)Senior Vice President of Sales and Marketing. Includes 15,000 shares which Mr. Stebel has the right to acquire within sixty days pursuant to the 1992 Stock Option Plan.



 (7)Director of the Company. Includes 32,000 shares which Mr. Luhrs has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan.



 (8)Director of the Company. Includes 47,000 shares which Mr. O'Donnell has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan.



 (9)Chairman of the Board of Directors of the Company. Includes 47,000 shares which Mr. Wyatt has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Plan.



(10)Director of the Company. Includes 47,000 shares which Mr. Davis has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan.



(11)President, Chief Executive Officer and a Director of the Company. Includes 22,000 shares which Mr. Will has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan. Does not include shares that Mr. Will has the right to acquire pursuant to options granted in connection with his employment by the Company in April 2001.



(12)Director of the Company. Includes 22,000 shares which Mr. Gruns has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan.



(13)Director of the Company. Includes 22,000 shares which Mr. Carballo has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan.



(14)Director of the Company. Includes 12,000 shares which Mr. Vachon has the right to acquire within sixty days pursuant to the 1996 Non-Employee Director Stock Option Plan.



(15)Director of the Company.



(16)Includes 655,026 shares which certain individuals have the right to acquire within sixty days pursuant to the Non-Qualified Stock Option Plan, 1992 Stock Option Plan, 1992 Non-Employee Director Stock Option Plan and 1996 Non-Employee Director Stock Option Plan.



ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     On March 29, 2000, the Company entered into an Engineering Services Agreement with Infomatec (the "Engineering Services Agreement"), pursuant to which the Company undertook to provide engineering services to Infomatec. Infomatec owned in excess of 5% of the Company's common stock during fiscal year 2000. In fiscal year 2000, the Company received a total $128,846 for services provided pursuant to the Engineering Services Agreement, but does not expect to receive any further revenues thereunder. Mr. Karl Gruns, Chief Financial Officer and a director of Infomatec Integrated, and Mr. Eduard Will, who was until April 2001, an employee of Infomatec, a wholly owned subsidiary of Infomatec Integrated, are both directors of the Company. Mr. Will was also previously Chairman and Chief Executive Officer of Infomatec until September 2000. Mr. Will became President and Chief Executive Officer of the Company in April 2001. See above, ITEM 11. "EXECUTIVE COMPENSATION," "Employment Contracts, Termination of Employment and Change in Control Arrangements."



     On April 5, 2000, the Company executed a Statement of Work, and on July 14, 2000 received a Purchase Order, from National Semiconductor Corporation ("National Semiconductor"), pursuant to which the Company agreed to provide various engineering services to National Semiconductor. National Semiconductor beneficially owned in excess of 5% of the Company's common stock during fiscal year 2000. In fiscal year 2000, the Company received a total $396,100 for such engineering services and expects to receive additional revenues pursuant thereto in fiscal 2001. Mr. Michael S. Polacek, Vice President and General Manager of National Semiconductor's Information Appliance Division, has been a director of the Company since March 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Inprimis, Inc.


                                          By: /s/ EDUARD WILL

                                            ------------------------------------
                                            Name: Eduard Will
                                            Title:  Chief Executive Officer


Date: April 27, 2001