Form 10-Q
period 2001-03-31
INPRIMIS INC
filed 2001-05-15
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                           Commission File Number 0-21138
   March 31, 2001


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

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
         Class                                                  May 12, 2001
         -----                                                ----------------
  Common stock, par value                                       11,623,604
      $.01 per share

                        INPRIMIS, INC. AND SUBSIDIARIES
                 Form 10-Q for the Quarter Ended March 31, 2001

                                      INDEX
                                                                          Page
                                                                          ----
Part I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                (unaudited) as of March 31, 2001 and
                December 31, 2000...............................            3

               Condensed Consolidated Statements of
                Operations (unaudited) for the three
                months ended March 31, 2001 and 2000............            4

               Condensed Consolidated Statements of
                Cash Flows (unaudited) for the three
                months ended March 31, 2001 and 2000............            5

               Notes to Condensed Consolidated
                Financial Statements (unaudited)................            6

   Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.........................................           14

Part II. OTHER INFORMATION
   Item 1.     Legal Proceedings................................           25

   Items 2-3.  Not applicable...................................           25

   Item 4.     Submission of Matters to a Vote of
                Security Holders................................           25

   Item 5.     Other Information................................           25

   Item 6.     Exhibits and Reports on Form 8-K.................           25

   Signatures...................................................           26

PART I.  Item 1.

                         INPRIMIS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                        (In thousands except share data)

                                                                                    March 31,     December 31,
                                                                                      2001            2000
                                                                                    ---------     ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents................................                         $ 2,718        $ 5,454
   Trade receivables, net...................................                             566          1,204
   Prepaid expenses and other current assets................                             250            661
                                                                                     -------        -------
     Total current assets...................................                           3,534          7,319
Property and equipment, net.................................                             936            971
Other assets................................................                             630            795
                                                                                     -------        -------
     Total assets...........................................                         $ 5,100        $ 9,085
                                                                                     =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................                         $ 1,224        $ 1,259
   Deferred revenue.........................................                              13            161
   Accrued expenses and other current liabilities...........                           1,624          3,277
                                                                                     -------        -------
     Total current liabilities                                                         2,861          4,697
                                                                                     -------        -------

Other non-current liabilities...............................                               9             --
                                                                                     -------        -------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, 5,000,000 $.01 par value shares
    authorized, none issued and outstanding at March 31,
    2001 and December 31, 2000..............................                              --             --
   Common stock, 25,000,000 $.01 par value shares authorized,
    11,623,604 issued and outstanding at March 31, 2001,
    11,608,788 issued and outstanding at December 31, 2000..                             116            116
   Additional paid-in capital...............................                          40,055         40,043
   Accumulated deficit......................................                         (37,941)       (35,771)
                                                                                     -------        -------
     Total stockholders' equity.............................                           2,230          4,388
                                                                                     -------        -------
     Total liabilities and stockholders' equity.............                         $ 5,100        $ 9,085
                                                                                     =======        =======

           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                                                 Three Months
                                                                                               Ended March 31,
                                                                                               ---------------
                                                                                             2001           2000
                                                                                             ----           ----
Net sales
  Product sales................................................                         $     161        $   4,280
  Engineering Services.........................................                               653              375
                                                                                        ---------        ---------
        Total..................................................                               814            4,655
Cost of goods sold.............................................                             1,974            4,259
                                                                                        ---------        ---------
  Gross profit (loss)..........................................                            (1,160)             396
                                                                                        ---------        ---------
Operating expenses:............................................
  Research and development.....................................                               128              718
  Selling, general and administrative..........................                               969            3,226
                                                                                        ---------        ---------
  Total operating expenses.....................................                             1,097            3,944
                                                                                        ---------        ---------
Loss from operations...........................................                            (2,257)          (3,548)
Non-operating income, net......................................                                88            1,153
                                                                                        ---------        ---------
Loss before income taxes.......................................                            (2,169)          (2,395)
Income taxes...................................................                                 1               --
                                                                                        ---------        ---------
Net loss.......................................................                         $  (2,170)       $  (2,395)
                                                                                        =========        =========
Net loss per share (basic and diluted).........................                         $   (0.19)       $   (0.21)
                                                                                        =========        =========
Weighted average shares outstanding............................                            11,624           11,526
                                                                                        =========        =========

           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Three Months
                                                                                            Ended March 31,
                                                                                            ---------------
                                                                                          2001           2000
                                                                                          ----           ----
Cash provided by (used in):
Operating activities:
   Net loss..........................................................               $    (2,170)   $    (2,395)
   Depreciation and amortization.....................................                       171            682
   Gain on sale of shares received under marketing agreement.........                        --           (956)
   Gain on sale of fixed assets......................................                        --           (292)
   Changes in assets and liabilities.................................                      (733)          (210)
                                                                                    -----------    -----------
   Net cash used in operating activities.............................                    (2,732)        (3,171)
                                                                                    -----------    -----------
Investing activities:
   Proceeds from sale of shares received under marketing agreement
    and shares in foreign investment.................................                        --          1,156
   Proceeds from sale of fixed assets................................                        --            715
   Payment received on note from Boundless...........................                        63             --
   Capital expenditures..............................................                       (79)          (325)
                                                                                    -----------    -----------
   Net cash provided by (used in) investing activities...............                       (16)         1,546
                                                                                    -----------    -----------
Financing activities - Issuance of common stock......................                        12            470
                                                                                    -----------    -----------
Net decrease in cash and cash equivalents............................                    (2,736)        (1,155)
Cash and cash equivalents, beginning of period.......................                     5,454         11,819
                                                                                    -----------    -----------
Cash and cash equivalents, end of period.............................               $     2,718    $    10,664
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the quarter for income taxes                                    $         1    $        --
                                                                                    ===========    ===========
   Non cash investing and financing activities:
       Capital lease obligation incurred for equipment purchases                    $        17    $        --
                                                                                    ===========    ===========
       Decrease in note receivable from Boundless as an offset for payment against the minimum purchase guarantee and
        accounts payable to Boundless                                               $       562    $        --
                                                                                    ===========    ===========

            See notes to condensed consolidated financial statements

                         INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Basis of Presentation and Going Concern

        The condensed consolidated financial statements include the accounts of Inprimis, Inc. and subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting and, accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("Generally Accepted Accounting Principles"). In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001, the results of its operations for the three month periods ended March 31, 2001 and 2000, and its cash flows for the three month periods ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 audited consolidated financial statements.

        The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and as of March 31, 2001, had an accumulated deficit of $37.9 million. Cash used in operations for the three months ended March 31, 2001 was $2.7 million. An unfavorable outcome of the legal contingencies (see "Commitments and Contingencies") would also have an adverse affect on the Company's cash flow. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The Company has implemented efforts to bring the Company's expense structure in line with the reduced revenue levels being achieved and revenue levels that are forecasted. In April 2001, the Company further reduced its number of employees from 53 to 37. The Company has also taken steps to increase customer proposal activity in order to improve sales. There can be no assurances that the Company will return to profitable operations in the near term and therefore it is likely the Company's operations will continue to consume cash over the foreseeable future. The Company has limited cash resources and therefore the Company must reduce its negative cash flow in the near term to continue operating. In April 2001, the Company hired an investment banker to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term would have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

        The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 2000. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

                        INPRIMIS, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                  (Unaudited)

        Certain prior year amounts have been reclassified to conform to the current period presentation.

Recent Developments and Subsequent Events

          The Company hired an investment banker in April 2001 to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies. The Company signed a letter of intent on March 27, 2001 to acquire iDVDBox, Inc. One of the conditions of the letter of intent for completion of the acquisition is that sufficient financing is obtained to fund the business plans of the combined companies. The Company believes that the combination of the two companies is more favorable to attracting capital than either company independently. In April 2001, the Company reduced the number of employees from 53 to 37 as part of its effort to bring its expense structure in line with the reduced levels of revenues being achieved.

        The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing engineering services. The Company announced in July 2000 that it no longer would offer data communications products to the marketplace. In conjunction with this transition, the Company decided to change the name of the Company from Boca Research, Inc. to Inprimis, Inc. The Company's data communications sales were insignificant in the three months ended March 31, 2001. The Company has eliminated its purchase orders for new data communications products from Boundless Manufacturing Services, Inc. ("Boundless"), the manufacturing subcontractor utilized by the Company. Procurement of new data communications products was eliminated as of September 30, 2000 and any sales of data communication since then have been out of inventory. The Company previously announced in July 2000 the sale of certain assets to Zoom Telephonics, Inc. ("Zoom"), which provided the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradename/marketing assets related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2.7 million in the second quarter of 2000. The Company does not currently have goodwill or other intangible assets on its books. The elimination of new purchase orders to Boundless resulted in the Company's falling short of the guarantee purchase commitments under the Supply Agreement (the "Supply Agreement") between the Company and Boundless. This shortfall was charged to expense in the year ended December 31, 2000. Although purchases by Zoom from Boundless of the Company's products relating to the analog business would have mitigated the shortfall (see "Agreement between Inprimis, Inc. and Zoom Telephonics" and "Commitments and Contingencies"), Zoom did not make any commitments to manufacture the Company's products at Boundless. As of March 31, 2001 the shortfall has been satisfied.

                        INPRIMIS, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                  (Unaudited)

        The charges to operations relating to impairment of goodwill and tradename/marketing assets and the shortfall for the guarantee purchase commitment were recorded under "Asset impairment and other charges" in the Condensed Consolidated Statements of Operations. These charges occurred in June 2000 and therefore will be reflected in future quarterly filings when the 2001 results are compared to the 2000 results in the periods in which these charges are reflected. The Company will continue to discharge its warranty obligation on all products sold. The warranty obligation is included within the caption "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets.

Agreement between Inprimis, Inc. and Zoom Telephonics

        As previously reported, on July 28, 2000, the Company concluded a definitive agreement with Zoom (the "Agreement") pursuant to which Zoom acquired certain of the Company's assets, including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company continues to support all the products it has already shipped or will ship and remains responsible for warranty, returns and technical support for these products, although technical support has been outsourced to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, had the right to sell products from the Company's inventory, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payments were received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over an initial 12 month period exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the subsequent 12 month period exceed $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the subsequent and final 12 month period exceed $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Zoom has not to date offered any of the Company's previous data communications products; therefore, it is unlikely that the Company will receive any purchase price payment under the performance schedule above. If Zoom had manufactured the Company's products at Boundless, the Company would have received credit against the Company's minimum guarantee commitment. As of March 31, 2001, Zoom had not made any commitments to manufacture the Company's products at Boundless and the minimum requirement is no longer in effect.

Revenue Recognition

                Revenue from engineering services contracts is recognized as the work is performed. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. Contracts are either time-and-material or fixed-price in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which is verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated

                        INPRIMIS, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                  (Unaudited)

deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company is doing business with a number of start up companies. Generally accepted accounting principles require that collectibility must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of March 31, 2001 are recorded as deferred revenue at March 31, 2001. All the revenue recorded for the three months ended March 31, 2001 were from engineering and prototype service contracts.

        The majority of the revenue for the three months ended March 31, 2000 was from product sales. The Company recognizes revenue from product sales upon shipment, when the title passes. Under specified conditions, certain customers were allowed to return product for credit. Also, under the terms of some of the agreements, in the event the Company reduced its selling prices, the customer received credit for the difference between the original purchase price and the Company's reduced price for product remaining in the customer's inventory.

Trade Receivables

        Trade receivables are presented net of an allowance for doubtful accounts of $510,000 and $580,000 as of March 31, 2001 and December 31, 2000, respectively, and net of the allowance for sales returns and price protection of $0 and $100,000 as of March 31, 2001 and December 31, 2000, respectively.

Segment information

        The Company operates in only one business segment but has two major product categories. Sales by major product category are as follows (in thousands):

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                                   ---------------
                                                                                 2001           2000
                                                                                 ----           ----
   Data communications, PC peripherals, and others                              $ 0.0         $  4.3
   Engineering Services                                                         $ 0.8         $  0.4

The Company does not have the information to break down profitability (loss) by major product types.

                        INPRIMIS, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                  (Unaudited)

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three months ended March 31, 2001 and 2000, and net loss is the only component of comprehensive income (loss) for such periods.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other current liabilities approximates fair value.

Capital Leases

The Company capitalizes leases that meet at least one of the following criteria:
(a) the lease transfers ownership of the property by the end of its lease term;
(b) the lease contains a bargain purchase option; (c) the lease term is equal to 75% or more of the estimated economic life of the leased property or (d) the present value at the beginning of the lease term of the minimum lease payments equals or exceeds 90% of the fair value of the leased property. All other leases are accounted for as operating leases.

Net Loss per Share

           The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options to purchase 1,817,933 and 1,236,151 common shares from the weighted-average shares outstanding calculation for the three months ended March 31, 2001 and 2000, respectively, as their effect was anti-dilutive.

Commitments and Contingencies

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation, for $1.7 million in cash and notes (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid

                        INPRIMIS, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                  (Unaudited)

in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. Boundless Technologies, Inc. and Boundless Corporation guarantee the obligations of Boundless under the Note. As of March 31, 2001 the note receivable was fully satisfied by offsetting the amount due from Boundless with the amount due to Boundless under a minimum guarantee commitment. This offset provision was provided for under the terms of the contract. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

         Under the Supply Agreement, the Company guaranteed that it would purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company fell short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. As noted under "Recent Developments and Subsequent Events," the Company eliminated its purchase of data communications products from Boundless as of September 30, 2000 and charged an estimated shortfall of $1.9 million to operations in the quarter ended June 30, 2000.

         The calculation of the shortfall in the purchase commitment took into consideration the Company's final purchase requirements for data communications products through September 30, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. The minimum guarantee commitment expired as of March 3, 2001 and all obligations under the minimum guarantee commitment have been satisfied. The Supply Agreement provides that any amounts due under the minimum guarantee commitment can be offset against the Note Receivable, which the Company did as of March 31, 2001. There is no minimum purchase obligation during the second year of the Supply Agreement.

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

                        INPRIMIS, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                  (Unaudited)

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

        The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices. The aggregate minimum payments under such leases for the period April 1, 2001 to December 31, 2001 and for the year 2002 are $292,931 and $231,798, respectively.

Stockholders' Equity

        During the three month period ended March 31, 2001, 14,816 shares were issued in connection with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $11,813.

Stock Option Plan

During the three month period ended March 31, 2001, the Company granted options to purchase 31,000 shares at prices ranging from $1.05 to $2.44 to new employees, and options to purchase 59,834 shares were canceled. The Company granted 472,500 new options, cancelled 531,946 previously granted options and re-priced these options on April 25, 2001. The price of the new options and the re-priced options were $.56. The new options and re-priced options have a 3 month vesting period and have a life of ten years as of April 25, 2001.

Recently Issued Accounting Pronouncements and Interpretations:

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Based on management's current analysis of SAB No. 101, management believes it has met all conditions of SAB No. 101 regarding revenue recognition.

                        INPRIMIS, INC. AND SUBSIDIARIES
       NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont'd)
                                  (Unaudited)

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos.133 and 138 were not material to the Company's financial statements.

Item 2.
                        INPRIMIS, INC. AND SUBSIDIARIES

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

        The following discussion should be read in conjunction with the Company's condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-Q. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

        As an aid to reviewing the Company's results of operations for the three months ended March 31, 2001 and 2000, the following table sets forth the financial information as a percentage of net sales and the percentage change from the comparable period in 2000.

                                                                                    Three Months
                                                                                  Ended March 31,
                                                                                 -------------------          Percent
                                                                                 2001           2000          Change
                                                                                 ----           ----          ------
Net sales.....................................................                   100.0%         100.0%          (82.5)%
Cost of goods sold............................................                  (242.5)          91.5           (53.7)
                                                                                 -----          -----
     Gross profit (loss)......................................                  (142.5)           8.5               *
Operating expenses............................................
     Research and development.................................                    15.8           15.4           (82.2)
     Selling, general and administrative......................                   119.0           69.3           (70.0)
                                                                                 -----          -----
     Total operating expenses.................................                   134.8           84.7           (72.2)
                                                                                 -----          -----
Loss from operations..........................................                  (277.3)         (76.2)            36.4
Non-operating income, net.....................................                    10.8           24.8            (92.5)
                                                                                 -----          -----
Loss before income tax benefit................................                  (266.5)         (51.4)             9.4
Income tax benefit............................................                      --             --               --
                                                                                 -----          -----
Net loss......................................................                  (266.5)%        (51.4)%            9.4
                                                                                 =====          =====

* Not applicable


Results of Operations

     Net Sales. The Company's net sales decreased 82.5% to $0.8 million in the three months ended March 31, 2001 from $4.7 million for the three months ended March 31, 2000. Sales for the three- month period ended March 31, 2001 versus the comparable period in 2000 are shown by product category as follows:

                                                              Three Months
                                                             Ended March 31,
                                                             ---------------
                                                            2001          2000
                                                            ----          ----
               Product Categories
               ------------------
Data Communications......................                     --          $3.4
Custom Manufacturing.....................                     --           0.1
I/O, IDE, & Multiport....................                     --           0.7
Internet Access Device, Thin Client......                     --           0.1
Engineering Services.....................                    0.8           0.4
                                                            ----          ----
                                                            $0.8          $4.7
                                                            ====          ====

       The sales decrease was primarily attributable to data communications products, which the Company is no longer offering to the marketplace.

       Engineering services revenue for the three months ended March 31 2001, consisted primarily of $0.6 million for contract engineering and $0.2 million from prototype and product sales arising from engineering contracts. The product sales which are included as engineering services are shown in the statement of operations under product sales. These product sales are not comparable to the data communication product sales in the previous year. The engineering services for the three months ended March 31, 2000 consisted of $0.2 million for contract engineering and $0.2 million in royalties from licensing the Company's Internet appliance reference design. These are included under engineering service sales in the statement of operations. The Company did not earn any royalties from its Internet appliance reference design for the three months ended March 31, 2001.

       International sales were insignificant for the three months ended March 31, 2001 compared to $0.6 million for the three months ended March 31, 2000.

       Gross Profit (Loss) The Company recorded a negative gross profit of $1.2 million, for the three months ended March 31, 2001 as compared to gross profit of $0.4 million for the three months ended March 31, 2000. The Company's negative gross profit for the three months ended March 31, 2001 was the result of engineering costs being charged to projects that exceeded recognized revenue for the project. This situation can be caused by a number of factors such as under pricing of the project, inefficiency of the engineers, and difficulties encountered in the project. The Company has recently decreased its engineering staff to partially rectify the situation where the workload has diminished. The majority of sales for the three months ended March 31, 2000 were data communications products as noted in the table above.

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless, a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and notes (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. As of March 31, 2001 the note receivable was fully satisfied by offsetting the amount due from Boundless with the amount due to Boundless under a minimum guarantee commitment. This offset provision was provided for under the terms of the contract. Additionally, concurrent with the closing of the Boundless Transaction, the Company has entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

         Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company fell short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to

March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. The Company eliminated its purchase of data communications products from Boundless as of September 30, 2000 and estimated that there would be a shortfall in meeting its contractual purchase commitment of $1.9 million. This amount was charged to operations in the second quarter ended June 30, 2000 and will be reflected in the comparison of 2001 operating results to the 2000 operating results in subsequent quarterly reports.

       Research and Development Expenses. Research and development expenses decreased to $128,000 in the three months ended March 31, 2001 from $718,000 in the three months ended March 31, 2000. Research and development expenses decreased because the majority of the engineering department is now allocated to cost of sales, where in the products business it was categorized as research and development. The portion of the engineering department allocated to research and development in the current year is for those projects that the Company is internally funding and for which there is no customer contract.

       Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $1.0 million in the three months ended March 31, 2001 from $3.2 million in the three months ended March 31, 2000. Selling, general and administrative expenses as a percentage of net sales increased to 119.0% in the three months ended March 31, 2001 from 69.3% in the three months ended March 31, 2000. The increase as a percentage of sales occurred even though absolute dollar amount decreased because sales decreased by 82.5%, while expenses decreased by 70.0%. Selling, general and administrative expenses decreased in the three months ended March 31, 2001 versus the comparable period in 2000 primarily as the result of the Company's efforts to reduce expenses as it transitions from a products company to a service company.

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

        Asset Impairment and Other Charges. As discussed above, the Company previously announced the sale of certain assets to Zoom during 2000, which sale was intended to provide the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradename/marketing assets related to the data communications business had been impaired as of June 30, 2000, and the Company recording a charge to operations of $2.7 million in the second quarter of 2000. The elimination of new purchase orders to Boundless resulted in the Company's falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. The Company estimated this shortfall to be $1.9 million and this amount was charged to operations during the second quarter of 2000. As of March 31, 2001, the Company's estimated shortfall has been reduced by payments to Boundless and by the offset of the note receivable from Boundless. In the Company's future quarterly filings during 2001, as we compare to the previous year's results, the asset impairment and other charges will be reflected in the 2000 results. As of March 31, 2001 Zoom had not made any commitments to manufacture the Company's products at Boundless. Also, the minimum guarantee commitment had expired with Boundless and there are no future obligations.


LIQUIDITY AND CAPITAL RESOURCES

        During the period from December 31, 2000, through March 31, 2001, the Company's working capital decreased by $1.9 million. This decrease was primarily the result of a $2.7 million decrease in cash, $0.6 million decrease in accounts receivable and a decrease in prepaid expenses in the amount of $0.4 million, offset by a decrease in accrued expenses, accounts payable and other current liabilities of $1.8 million. The Company's operations used cash of $2.7 million for the three months ended March 31, 2001.

        The Company had a two-year collateralized revolving line of credit agreement, which originally expired on November 9, 2000, and permitted borrowings of the lesser of $5 million or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5 million to $2.5 million. The line of credit was terminated early on October 6, 2000, and the Company does not currently intend to replace it. During fiscal 2000, the Company did not have any borrowings under the revolving line of credit.

        The Company incurred substantial operating losses in 1997, 1998, 1999, 2000, and in the first three months of 2001 and it is likely that cash flow from operations will be negative in the foreseeable future. An unfavorable outcome of the legal contingencies (see " committment and contingency") would also have an adverse effect on the Company's cash flow. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. However, management has taken steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to
37. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The Company believes that since the engineering service business does not require large amounts of working capital, which were required in the products business, and since the Company has no debt, the alignment of sales and expenses is the key to cash flow and preserving the limited cash resources. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables. In the near term the Company believes it must achieve the aforementioned financial goals in order for it to continue to operate. However, there can be no assurances that the Company will succeed in achieving these short term goals, and its failure to do so will have a material adverse affect on its business, prospects, financial condition, and operating results and the Company's ability to continue as a going concern.

        The Company regularly evaluates acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company pursues one or more acquisitions, the Company's limited cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing will in all likelihood be required for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. As previously reported, the Company has signed a letter of intent to acquire iDVDBox, Inc. One of the conditions of the letter of intent for completion of the acquisition is the requirement that capital is raised to fund the business plans of the combined companies. In April 2001, the Company hired an investment banker to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies. The Company believes that the combination of the two companies is more favorable for attracting capital than each company seeking capital independently.

Certain Factors That May Affect Future Performance

         In addition to the other information in this Form 10-Q, readers should consider carefully the following factors that may affect the future performance of the Company.

Transition of the Company; Unproven Business Plan and Limited Experience

         The Company embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to its new focus on providing engineering services. Currently, the Company has very limited experience providing these services, and there can be no assurances that the Company will succeed in implementing its as-yet unproven business plan. Risks associated with this transition include:

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

         There can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern.

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

  Status of Company Common Stock Listing on Nasdaq National Market

         Stocks traded on the Nasdaq National Market must meet certain listing requirements, including requirements with respect to a company's net tangible assets and the trading price of its stock. The Company does not currently meet such listing requirements, and if the value of the Company's net tangible assets remains below $4 million or if the trading price of its Common Stock remains below $1.00, the Company's Common Stock will no longer be eligible for trading on the Nasdaq National Market.

Dependence on Key Personnel

         The Company is highly dependent on its executive officers and other key personnel, certain of whom could be difficult to replace. If certain of these people were to leave the Company, operating results could be adversely affected. The future growth and success of the Company also depends in part on its ability to attract and retain skilled employees. In light of the Company's overall financial condition, it may be difficult to implement compensation packages sufficient to attract and retain such skilled employees. All four of the Company's executive officers have formal employment contracts.

Potential Liquidity and Capital Resource Difficulties

         The Company has incurred substantial operating losses in 1997, 1998, 1999, and 2000. Although cash and cash equivalents were $2.7 million as of March 31, 2001, the Company's net cash used in operating activities was $2.7 million for the three months then ended. Furthermore, it is likely that the Company's operations will continue to consume cash in the foreseeable future. An unfavorable outcome of the legal contingencies would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.

         The Company entered into a Supply Agreement with Boundless pursuant to which it agreed to outsource the manufacture of certain products to Boundless for a period of two years and guaranteed certain minimum dollar proceeds to Boundless (the "Guarantee"). As previously reported by the Company, the Company has eliminated its purchase of data communications products from Boundless, resulting in the Company being contractually obligated pursuant to the Guarantee. As of March 31, 2001, the Company's estimated shortfall has been reduced by payments and the offset of the note receivable from Boundless. This shortfall, therefore, will no longer require a cash payment in the future.

         Management has taken steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to 37. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The Company believes that since the engineering service business does not require large amounts of working capital, which were required in the products business, and since the Company has no debt, the alignment of sales and expenses is the key to cash flow and preserving the limited cash resources. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables. In the near term the Company believes it must achieve the aforementioned financial goals in order to continue to operate.

         Management believes that it will be necessary for the Company to return to profitable operations in the near future in order for existing cash balances and cash generated from operations to be sufficient to meet the Company's short term liquidity and capital needs. Should the Company require additional capital, there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. On October 6, 2000, the Company terminated its collateralized line of credit, which was originally scheduled to expire on November 9, 2000; and the Company does not currently intend to replace it. The Company cannot guarantee that it will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition, operating results, and the Company's ability to continue as a going concern.

PART II.
                        INPRIMIS, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 1. Legal Proceedings

        The information required by this Item is disclosed in the "Commitments and Contingencies" Note to the Company's Condensed Consolidated Financial Statements contained in Part I hereof.

Items 2-3.

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        On September 29, 2000, the Company announced that the Board of Directors had elected Eduard Will as the Company's new Chief Executive Officer, effective November 1, 2000. Mr. Will's start date was postponed until such time as he received all required immigration documentation necessary to allow him to serve as Chief Executive Officer of the Company. These documents were received on April 12, 2001 at which time his employment with the Company started.

Item 6.    Exhibits and Reports on Form 8-K

     (a)   Exhibits:

           Exhibit 11   Statement re computation of per share earnings (loss)

           All information required by Exhibit 11 is presented within the Condensed Consolidated Statements of Operations and the Notes to the Condensed Consolidated Financial Statements under "Net loss per Share" in accordance with the provisions of SFAS No. 128.

     (b)   Reports on Form 8-K

                On March 26, 2001 the Company filed a Form 8-K reporting the entering into a Memorandum of Understanding relating to a potential acquisition of iDVDBox, Inc. for 6.6 million shares of Inprimis, Inc. common stock. The proposed acquisition is subject to a number of conditions, including negotiations of a definitive agreement, the satisfactory completion of due diligence, supplemental financing, obtaining fairness opinions and shareholder approval.

                        INPRIMIS, INC. AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                               INPRIMIS, INC.

Dated:  May 15, 2001                      By:  /s/ Eduard Will
                                               ---------------
                                               Eduard Will
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Dated:  May 15, 2001                      By:  /s/ R. Michael Brewer
                                               ---------------------
                                               R. Michael Brewer
                                               Senior Vice President of Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)