Form 10-Q
period 2001-06-30
INPRIMIS INC
filed 2001-08-13
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended                       Commission File Number 0-21138
        June 30, 2001

                                 INPRIMIS, INC.
             (Exact name of registrant as specified in its charter)

         Florida                                         59-2479377
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  1601 Clint Moore Road                                    33487
   Boca Raton, Florida                                   (Zip Code)
  (Address of principal
    executive offices)

                                 (561) 997-6227
              (Registrant's telephone number, including area code)

              (Former name, former address, and former fiscal year
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                              Outstanding as of
         -----                                               August 13, 2001
Common stock, par value                                      ---------------
    $.01 per share                                             11,631,604

                         INPRIMIS, INC. AND SUBSIDIARIES
                  Form 10-Q for the Quarter Ended June 30, 2001

                                      INDEX
                                                                         Page
                                                                         ----
Part I. FINANCIAL INFORMATION
      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets
                  (unaudited) as of June 30, 2001 and
                  December 31, 2000.......................................3

                  Condensed Consolidated Statements of
                  Operations (unaudited) for the three and six
                  months ended June 30, 2001 and 2000.....................4

                  Condensed Consolidated Statements of
                  Cash Flow (unaudited) for the six
                  months ended June 30, 2001 and 2000.....................5

                  Notes to Condensed Consolidated
                  Financial Statements (unaudited)........................6

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.............................................14

Part II. OTHER INFORMATION

      Item 1.     Legal Proceedings......................................26

      Items 2-3.  Not applicable.........................................26

      Item 4.     Submissions of Matters to a Vote of
                  Security Holders.......................................26

      Item 5.     Other Information......................................26

      Item 6.     Exhibits and Reports on Forms 8-K......................26

      Signatures.........................................................27

PART I.    Item 1.

                        INPRIMIS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                        (In thousands except share data)

                                                                              June 30,       December 31,
                                                                                2001             2000
                                                                       -------------------------------------
                                     ASSETS
Current assets:
   Cash and equivalents............................................         $   1,124              $ 5,454
   Trade receivables,net...........................................               584                1,201
   Unbilled revenues...............................................                59                   --
   Prepaid expenses and other current assets.......................               198                  661
                                                                            ---------              -------
       Total current assets........................................             1,965                7,319
Property and equipment, net........................................               870                  971
Other assets.......................................................               586                  795
                                                                            ---------              -------
        Total assets...............................................         $   3,421              $ 9,085
                                                                            =========              =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................         $     814              $ 1,259
   Deferred revenue................................................               133                  161
   Accrued expenses and other current liabilities .................               937                3,277
                                                                            ---------              -------
       Total current liabilities                                                1,884                4,697
                                                                            ---------              -------
Other non-current liabilities......................................                 9                   --
                                                                            ---------              -------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share, 5,000,000 shares authorized; none issued and outstanding at June
   30, 2001 and December 31, 2000..................................                --                   --
  Common stock, par value $.01 per share, 25,000,000 shares
   authorized; 11,623,604 issued and outstanding
   at June 30, 2001, 11,608,788 issued and
   outstanding at December 31, 2000................................               116                  116
  Additional paid-in capital.......................................            40,055               40,043
  Accumulated deficit..............................................           (38,643)             (35,771)
                                                                            ---------              -------
     Total stockholders' equity....................................             1,528                4,388
                                                                            ---------              -------
      Total liabilities and stockholders' equity ..................         $   3,421              $ 9,085
                                                                            =========              =======

           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands except per share data)

                                                        Three months                    Six Months
                                                       Ended June 30,                 Ended June 30,
                                               ------------------------------   ---------------------------
                                                     2001             2000         2001            2000
                                               -------------   --------------   -----------   -------------
Net sales
   Product sales...........................     $       228     $      2,706     $     389     $     6,985
   Engineering services....................             946              731         1,599           1,107
                                                -----------     ------------     ---------     -----------
     Total.................................           1,174            3,437         1,988           8,092
Cost of goods sold.........................             988            3,860         2,962           8,119
                                                -----------     ------------     ---------     -----------
  Gross profit (loss)......................             186             (423)         (974)            (27)
                                                -----------     ------------     ---------     -----------
Operating expenses:
   Research and development ...............             176              853           304           1,571
   Selling, general and administrative.....             788            4,003         1,756           7,229
   Asset impairment and other charges......              --            4,633            --           4,633
                                                -----------     ------------     ---------     -----------
     Total operating expenses ...............           964            9,489         2,060          13,433
                                                -----------     ------------     ---------     -----------
Loss from operations.........................          (778)          (9,912)       (3,034)        (13,460)
Non-operating income, net....................            76              254           164           1,407
                                                -----------     ------------     ---------     -----------
Loss before income taxes.....................          (702)          (9,658)       (2,870)        (12,053)
Income taxes.................................            --                2             2               2
                                                -----------     ------------     ---------     -----------
Net loss.....................................   $      (702)    $     (9,660)    $  (2,872)    $   (12,055)
                                                ===========     ============     =========     ===========
Net loss per share (basic and diluted).......   $     (0.06)    $      (0.83)    $   (0.25)    $     (1.04)
                                                ===========     ============     =========     ===========
Weighted average
   shares outstanding........................        11,624           11,601        11,624          11,564
                                                ===========     ============     =========     ===========

           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                                 --------------
                                                                            2001                 2000
                                                                       ---------------      ----------------
Cash provided by (used in):
Operating activities:
   Net loss.........................................................     $     (2,872)        $     (12,055)
   Depreciation and amortization....................................              348                 1,215
   Adjustment for asset impairment and other charges................               --                 4,633
   Gain on sale of shares received under
    marketing agreement.............................................               --                  (956)
   Gain on sale of fixed assets.....................................               --                  (292)
   Changes in current assets and liabilities .......................           (1,766)                3,379
                                                                         ------------         -------------
    Net cash used in operating activities...........................           (4,290)               (4,076)
                                                                         ------------         -------------
Investing activities:
   Proceeds from sale of shares received under
    marketing agreement and shares in foreign
    investment......................................................               --                 1,156
   Proceeds from sale of fixed assets...............................               --                   715
   Payment received on note from Boundless..........................               63                    --
   Capital expenditures.............................................             (102)               (1,012)
                                                                         ------------         -------------
    Net cash provided by (used in) investing activities.............              (39)                  859
                                                                         ------------         -------------
Financing activities:
   Issuance of common stock.........................................               12                   470
   Payment on obligation of capital leases..........................              (13)                   --
                                                                         ------------         -------------
    Net cash provided by (used in) financing activities.............               (1)                  470
                                                                         ------------         -------------
Net decrease in cash and cash equivalents...........................           (4,330)               (2,747)
Cash and cash equivalents, beginning of period......................            5,454                11,819
                                                                         ------------         -------------
Cash and cash equivalents, end of period............................     $      1,124         $       9,072
                                                                         ============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the six months for income taxes                       $          2         $          --
                                                                         ============         =============
  Non-cash investing and financing activities:
    Capital lease obligation incurred for equipment
       purchases                                                         $         65         $          --
                                                                         ============         =============
    Decrease in note receivable from Boundless as an offset
       for payment against the minimum purchase guarantee
       and accounts payable to Boundless                                 $        562         $          --
                                                                         ============         =============

           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

Basis of Presentation and Going Concern

The condensed consolidated financial statements include the accounts of Inprimis, Inc. and subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting; accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles"). In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001, the results of its operations for the three and six month periods ended June 30, 2001 and 2000, and its cash flows for the six month periods ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 audited consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses since 1997 and as of June 30, 2001, had an accumulated deficit of $38.6 million. Cash used in operations for the six months ended June 30, 2001 was $4.3 million. An unfavorable outcome of the legal contingencies (see "Commitments and Contingencies") would also have an adverse affect on the Company's cash flow. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The Company has attempted to bring the Company's expense structure in line with the reduced revenue levels being achieved and revenue levels that are forecasted. In April 2001, the Company further reduced its number of employees from 53 to 37. In July 2001 the Company implemented a 20% salary reduction for its five management personnel and a 10% salary reduction for other management positions. The Company has also taken steps to increase customer proposal activity in order to improve sales. There can be no assurances that the Company will return to profitable operations in the near term and therefore it is likely the Company's operations will continue to consume cash over the foreseeable future. The Company has very limited cash resources and therefore the Company must reduce its negative cash flows in the near term to continue operating. In April 2001, the Company hired an investment banker to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies. However, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts. Accordingly, should the Company file for bankruptcy there is no assurance that any value would be received by the Company's shareholders.

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 2000. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current period presentation.

Recent Developments

The Company hired an investment banker in April 2001 to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies. The Company signed a letter of intent on March 27, 2001 to acquire iDVDBox, Inc. This letter of intent expired and the Company is no longer in negotiations to acquire iDVD Box, Inc.

The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing engineering services. The Company announced in July 2000 that it no longer would offer data communications products to the marketplace. In conjunction with this transition, the Company changed its name from Boca Research, Inc. to Inprimis, Inc. The Company's data communications sales were insignificant in the six months ended June 30, 2001. The Company has eliminated its purchase orders for new data communications products from Boundless Manufacturing Services, Inc. ("Boundless"), the manufacturing subcontractor utilized by the Company. Procurement of new data communications products was eliminated as of September 30, 2000 and any sales of data communication since then have been out of inventory. The Company previously announced in July 2000 the sale of certain assets to Zoom Telephonics, Inc. ("Zoom"), which provided the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradename/marketing assets related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2.7 million in the second quarter of 2000. The Company does not currently have goodwill or other intangible assets on its books. The elimination of new purchase orders to Boundless resulted in the Company's falling short of the guaranteed purchase commitments under the Supply Agreement (the "Supply Agreement") between the Company and Boundless. This shortfall was charged to expense in the year ended December 31, 2000. Although purchases by Zoom from Boundless of the Company's products relating to the analog business would have mitigated the shortfall (see "Agreement between Inprimis, Inc. and Zoom Telephonics" and "Commitments and Contingencies"), Zoom did not make any commitments to manufacture the Company's products at Boundless. As of March 31, 2001 the shortfall was satisfied.

The charges to operations relating to impairment of goodwill and tradename/marketing assets and the shortfall for the guaranteed purchase commitment were recorded under "Asset impairment and other charges" in the Condensed Consolidated Statements of Operations. These charges occurred in June 2000. The Company will continue to discharge its warranty obligation on all products sold. The warranty obligation is included within the caption "Accrued expenses and other current liabilities" in the condensed consolidated balance sheets.

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

Agreement between Inprimis, Inc. and Zoom Telephonics

As previously reported, on July 28, 2000, the Company concluded a definitive agreement with Zoom (the "Agreement") pursuant to which Zoom acquired certain of the Company's assets, including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company continues to support all the products it has already shipped or will ship and remains responsible for warranty, returns and technical support for these products, although technical support has been outsourced to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, had the right to sell products from the Company's inventory, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payments were received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over an initial 12 month period exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the subsequent 12 month period exceed $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the subsequent and final 12 month period exceed $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Zoom has not to date offered any of the Company's previous data communications products; therefore, it is unlikely that the Company will receive any purchase price payment under the performance schedule above. If Zoom had manufactured the Company's products at Boundless, the Company would have received credit against the Company's minimum guaranteed purchase commitment. As of June 30, 2001, Zoom had not made any commitments to manufacture the Company's products at Boundless and the minimum requirement is no longer in effect.

Revenue Recognition

Revenue from engineering services contracts is recognized as the work is performed. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. Contracts are either time-and-material or fixed-price in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which is verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project is probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company has unbilled revenue under current assets in its balance sheet as of June 30, 2001. This is for revenue that has been earned but was not invoiced to customers. This situation can occur when the payment terms are different than the amount of revenue earned under the contract when the percentage of completion method of recognizing revenue is applied. The Company is doing business with a number of start up companies. Generally accepted accounting principles require

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

that collectibility must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of June 30, 2001 are recorded as deferred revenue at June 30, 2001. All the revenue recorded for the six months ended June 30, 2001 were from engineering and prototype service contracts.

The majority of the revenue for the six months ended June 30, 2000 was from product sales. The Company recognizes revenue from product sales upon shipment, when the title passes. Under specified conditions, certain customers were allowed to return product for credit. Also, under the terms of some of the agreements, in the event the Company reduced its selling prices, the customer received credit for the difference between the original purchase price and the Company's reduced price for product remaining in the customer's inventory.

Trade Receivables

Trade receivables are presented net of an allowance for doubtful accounts of $80,000 and $580,000 as of June 30, 2001 and December 31, 2000, respectively, and net of the allowance for sales returns and price protection of $0 and $100,000 as of June 30, 2001 and December 31, 2000, respectively.

Segment information

The Company operates in only one business segment but has two major product categories. Sales by major product category are as follows (in thousands):

                                                                                  Three Months            Six Months
                                                                                  Ended June 30,         Ended June 30,
                                                                                  --------------         --------------
                                                                                  2001      2000         2001      2000
                                                                                  ----      ----         ----      ----
Data communications, PC peripherals, and others                                   $0.0      $2.7         $0.0      $7.0
Engineering Services including prototype product sales                            $1.2      $0.7         $2.0      $1.1

The Company does not have the information to break down profitability (loss) by major product types.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and six months ended June 30, 2001 and 2000.

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other current and non-current liabilities approximates fair value.

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

Net Loss per Share

The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options to purchase 2,366,100 and 1,514,985 common shares from the weighted-average shares outstanding calculation for the three and six months ended June 30, 2001 and 2000, respectively, as their effect was anti-dilutive.

Commitments and Contingencies

On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation, for $1.7 million in cash and notes (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. Boundless Technologies, Inc. and Boundless Corporation guaranteed the obligations of Boundless under the Note. As of June 30, 2001 the note receivable was fully satisfied by offsetting the amount due from Boundless with the amount due to Boundless under a minimum guaranteed purchase commitment. This offset provision was provided for under the terms of the contract. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

Under the Supply Agreement, the Company guaranteed that it would purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company fell short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. As noted under "Recent Developments," the Company eliminated its purchase of data communications products from Boundless as of September 30, 2000 and charged an estimated shortfall of $1.9 million to operations in the quarter ended June 30, 2000.

The calculation of the shortfall in the purchase commitment took into consideration the Company's final purchase requirements for data communications products through September 30, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. The minimum guaranteed purchase commitment expired as of March 3, 2001 and all obligations under the minimum guaranteed purchase commitment have been satisfied. The Supply Agreement provided that any amounts due under the minimum guaranteed purchase commitment could be offset against the Note Receivable, which the Company did as of March 31, 2001. There is no minimum purchase obligation during the second year of the Supply Agreement.

The Company receives communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claims or the effect of any such claims on the Company's operating results, financial condition or cash flows.

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

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

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

The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices. The aggregate minimum payments under such leases for the period July 1, 2001 to December 31, 2001 and for the year 2002 are $196,136 and $231,798, respectively.

Stockholders' Equity

During the six month period ended June 30, 2001, 14,816 shares were issued in connection with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $11,813.

Stock Option Plan

During the six month period ended June 30, 2001, the Company granted options to purchase 32,000 shares at prices ranging from $1.05 to $2.44 to new employees, and options to purchase 189,167 shares were canceled as a result of employees who were terminated. The Company granted 472,500 new options to existing employees, cancelled 531,946 previously granted options and re-priced these options on April 25, 2001. The price of the new options and the re-priced options were $.56. The new options and re-priced options have a three month vesting period and have a life of 10 years as of April 25, 2001. The 531,946 re-priced options will have variable plan accounting treatment. Therefore if the price of the Company's common stock is greater than the option price, the Company will record compensation expense resulting in a charge to earnings. The Company did not record any compensation expense for the three and six month periods ended June 30, 2001 because the stock price was below the option price. The Company will evaluate re-priced stock options each quarter and will record compensation expense if required. Effective April 12, 2001, 250,000 options were granted to the President and Chief Executive Officer, pursuant to his employment agreement. These options vest 20% on April 12, 2002, 20% on April 12, 2003, and 60% on April 12, 2004. The price of these options were $.72. The total number of options granted during the six month period ended June 30, 2001 was 1,284,446 and 765,113 were cancelled. On July 16, 2001 the Board of Directors approved an additional grant of 309,000 shares to current employees, vesting 20%/20%/60% over a three year period, with acceleration of vesting upon a change in control.

                         INPRIMIS, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                                   (Unaudited)

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No.142 and has not adopted such provisions in its June 30, 2001 condensed consolidated financial statements.

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

As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 2001 and 2000, the following table sets forth the financial information as a percentage of net sales and the percentage change from the comparable period in 2000.

                                                    Three Months                          Six Months
                                                   Ended June 30,        Percent        Ended June 30,         Percent
                                                  2001       2000        Change        2001        2000        Change
                                                --------   --------    ---------     --------    --------    ----------
Net sales                                        100.0  %    100.0 %     (65.8) %     100.0  %     100.0 %     (75.4)%
Cost of goods sold                                84.2       112.3       (74.4)       149.0        100.3       (63.5)
                                                  ----       -----                    -----        -----
   Gross profit (loss)                            15.8       (12.3)        *          (49.0)        (0.3)        *
                                                  ----       -----                    -----        -----
Operating expenses:
 Research and development                         15.0        24.8       (79.4)        15.3         19.4       (80.6)
 Selling, general and administrative              67.1       116.5       (80.3)        88.3         89.3       (75.7)
 Asset impairment and other charges                0.0       134.8      (100.0)         0.0         57.3      (100.0)
                                                  ----       -----                    -----        -----
  Total operating expenses                        82.1       276.1       (89.8)       103.6        166.0       (84.7)
                                                  ----       -----                    -----        -----
Loss from operations                             (66.3)     (288.4)      (92.2)      (152.6)      (166.3)      (77.5)
Non-operating income, net                          6.5         7.4       (70.1)         8.2         17.4       (88.3)
                                                 -----       -----                    -----        -----
Loss before income taxes                         (59.8)     (281.0)      (92.7)      (144.4)       148.9       (76.2)
Income taxes                                       0.0         0.1      (100.0)         0.0          0.0         *
                                                 -----       -----                    -----        -----
Net loss                                         (59.8) %   (281.1)%     (92.7)      (144.4) %    (148.9)%     (76.2)%
                                                 =====       =====                    =====        =====

* Not applicable

Results of Operations

Net Sales: The Company's net sales decreased by 65.8% to $1.2 million in the three- month period ended June 30, 2001 from $3.4 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 net sales decreased by 75.4% to $2.0 million from $8.1 million for the six months ended June 30, 2000. Sales in the three and six month periods ended June 30, 2001 versus the comparable period in 2000 are shown by product category as follows:

                                                                               Three Months           Six Months
                                                                              Ended June 30,        Ended June 30,
                                                                             ---------------       ---------------
                                                                              2001      2000        2001      2000
                                                                              ----      ----        ----      ----

                           Product Categories                                 (In Millions)         (In Millions)
                           ------------------
Data Communications ...................................................         --     $ 2.1          --     $ 5.5
Custom Manufacturing ..................................................         --        --          --       0.1
I/O, IDE, & Multiport .................................................         --       0.6          --       1.3
Internet Access Device, Thin Client ...................................         --        --          --       0.1
Engineering Services including prototype product sales                       $ 1.2       0.7       $ 2.0       1.1
                                                                             -----     -----       -----     -----
                                                                             $ 1.2     $ 3.4       $ 2.0     $ 8.1
                                                                             =====     =====       =====     =====

The sales decrease was primarily attributable to data communications products, which the Company is no longer offering to the marketplace. Engineering service revenue increased to $1.2 million in the three months ended June 30, 2001 from $0.7 million in the comparable period in 2000. For the six month period engineering service revenues increased to $2.0 million from $1.1 million for the comparable period in 2000.

Engineering services revenue for the three months ended June 30, 2001, consisted primarily of $1.0 million for contract engineering and $0.2 million from prototype and product sales arising from engineering contracts. For the three months ended June 30, 2000 engineering service revenue consisted of $0.5 million from contract engineering and $0.2 million in royalties from licensing the Company's Internet appliance reference design. Engineering service revenue for the six months ended June 30, 2001 consisted of $1.6 million for contract engineering and $0.4 million for prototype and product sales arising from engineering contracts. For the six months ended June 30, 2000 engineering service revenues consisted of $0.9 million from contract engineering and $0.2 million in royalties from licensing the Company's Internet appliance reference design. The product sales, which are included as engineering services, are shown in the statement of operations under product sales. These product sales are not comparable to the data communication product sales in the previous year. The Company did not earn any royalties from its Internet appliance reference design for the six months ended June 30, 2001.

International sales were insignificant for the three months ended June 30, 2001 compared to $0.5 million the three months ended June 30, 2000. International sales were insignificant for the six months ended June 30, 2001 compared to $1.0 million for the six months ended June 30, 2000.

Gross Profit (Loss): The Company recorded a gross profit of $0.2 million for the three months ended June 30, 2001 as compared to a gross profit (loss) of ($0.4) million for the three months ended June 30, 2000. For the six months ended June 30, 2001 the Company recorded a gross profit (loss) of ($1.0) million compared to a small gross margin loss in the comparable period in 2000. The Company's negative gross profit for the six months ended June 30, 2001 was the result of engineering costs being charged to projects that exceeded recognized revenue for the project. This situation can be caused by a number of factors such as under-pricing of the project, inefficiency of the engineers, and difficulties encountered in the project. The Company decreased its engineering staff in the second quarter to partially rectify the situation where the workload has diminished. This has resulted in the Company's achieving a positive gross margin of $0.2 million in the three months ended June 30, 2001. The majority of sales for the six months ended June 30, 2000 were data communications products as noted in the table above.

On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its manufacturing operations at 1377 Clint Moore Road for the manufacture of products, including modems, to Boundless, a wholly owned subsidiary of Boundless Corporation, for $1,700,000 in cash and notes (the "Boundless

Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note were guaranteed by Boundless Technologies, Inc. and Boundless Corporation. As of June 30, 2001 the note receivable was fully satisfied by offsetting the amount due from Boundless with the amount due to Boundless under a minimum guaranteed purchase commitment. This offset provision was provided for under the terms of the contract. Additionally, concurrent with the closing of the Boundless Transaction, the Company has entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

Under the Supply Agreement, the Company guaranteed that it would purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company fell short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. The Company eliminated its purchase of data communications products from Boundless as of September 30, 2000 and estimated that there would be a shortfall in meeting its contractual purchase commitment of $1.9 million. This amount was charged to operations in the second quarter ended June 30, 2000.

Research and Development Expenses: Research and development expenses decreased to $0.2 in the three months ended June 30, 2001 from $0.9 million in the three months ended June 30, 2000. For the six month period ended June 30, 2001, research and development costs decreased to $0.3 million from $1.6 million for the comparable period in 2000. Research and development expenses decreased because the majority of the engineering department is now allocated to cost of sales, where in the products business it was categorized as research and development. The portion of the engineering department allocated to research and development in the current year is for those projects that the Company is internally funding and for which there is no customer contract.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased to $0.8 million in the three months ended June 30, 2001 from $4.0 million in the three months ended June 30, 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 67.1% in the three months ended June 30, 2001 from 116.5% in the three months ended June 30, 2000. Selling, general and administrative expenses decreased to $1.8 million in the six months ended June 30, 2001 from $7.2 million for the six month period ended June 30, 2000. Selling, general and administrative expenses as a percentage of net sales in the six months ended June 30, 2001 was 88.3% versus 89.3% in the comparable period in 2000. The decreases in expenses in 2001 versus the comparable period in 2000 primarily was the result of the Company's efforts to reduce expenses as it transitioned from a products company to a service company.

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

Asset Impairment and Other Charges: As discussed above, the Company previously announced the sale of certain assets to Zoom during 2000, which sale was intended to provide the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company's determining that the goodwill and tradename/marketing assets related to the data communications business had been impaired as of June 30, 2000, and the Company recording a charge to operations of $2.7 million in the second quarter of 2000. The elimination of new purchase orders to Boundless resulted in the Company's falling short of the guaranteed purchase commitments under the Supply Agreement with Boundless. The Company estimated this shortfall to be $1.9 million and this amount was charged to operations during the second quarter of 2000. As of June 30, 2001, the Company's estimated shortfall had been satisfied by payments to Boundless and by the offset of the note receivable from Boundless. The condensed consolidated statement of operations reflects the above charges of $2.7 million and $1.9 million under the caption of asset impairment and other charges for the three and six months ended June 30, 2000. As of June 30, 2001 Zoom had not made any commitments to manufacture the Company's products at Boundless. Also, the minimum guaranteed purchase commitment had expired with Boundless and there are no future obligations.


LIQUIDITY AND CAPITAL RESOURCES

During the period from December 31, 2000, through June 30, 2001, the Company's working capital decreased by $2.5 million. This decrease was primarily the result of a $4.3 million decrease in cash, $0.6 million decrease in accounts receivable and a decrease in prepaid expenses and other current assets in the amount of $0.5 million, offset by a decrease in accrued expenses, accounts payable and other current liabilities of $2.8 million. The Company's operations used cash of $4.3 million for the six months ended June 30, 2001. Working capital as of June 30, 2001 was $0.1 million compared to $2.6 million as of December 31, 2000.

The Company had a two-year collateralized revolving line of credit agreement, which originally expired on November 9, 2000, and permitted borrowings of the lesser of $5 million or 60% of qualified accounts receivable and 20% of eligible inventory. During March 2000, the Company's total credit limit under the loan agreement was reduced from $5 million to $2.5 million. The line of credit was terminated early on October 6, 2000. During fiscal 2000, the Company did not have any borrowings under the revolving line of credit.

The Company has incurred substantial operating losses in 1997, 1998, 1999, 2000, and in the first six months of 2001 and it is likely that cash flow from operations will be negative in the foreseeable future. An unfavorable outcome of the legal contingencies (see "Commitments and Contingencies") would also have an adverse affect on the Company's cash flows. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. Management has attempted to take steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to
37. In July 2001 the Company implemented a 20% salary reduction for its five management personnel and a 10% salary reduction for other management positions. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The Company believes that since the engineering service business does not require large amounts of working capital, which were required in the products business, the alignment of sales and expenses is the key to cash flow and to preserving the Company's limited cash resources. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables. However, in the near term, the Company believes it must achieve the aforementioned financial goals in order for it to continue to operate. There can be no assurances that the Company will succeed in achieving these short term goals, and its failure to do so in the near term will have a material adverse affect on its business, prospects, financial condition, and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operation, or whether the Company could realize sufficient value for its assets to satisfy its debts. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by the Company's shareholders.

The Company regularly evaluates acquisitions of businesses, technologies or products complementary to the Company's business. In the event that the Company pursues one or more acquisitions, the Company's limited cash balances may be utilized to finance such acquisitions and additional sources of liquidity such as debt or equity financing will in all likelihood be required for such acquisitions or to meet working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. As previously reported, the Company had signed a letter of intent to acquire iDVDBox, Inc. This letter of intent has expired and the Company is no longer in negotiations to acquire iDVD Box, Inc. In April 2001, the Company hired an investment banker to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies.


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

Transition of the Company; Unproven Business Plan and Limited Experience

The Company embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to its new focus on providing engineering services. Currently, the Company has very limited experience providing these services, and there can be no assurances that the Company will succeed in implementing its as-yet unproven business plan. Risks associated with this transition include:

      a. the existence of a limited number of network operators and information appliance manufacturers that have deployed products and services using the Company's technology;
      b. potential delays in deploying high-speed networks and internet-enhanced services and applications by the Company's customers;
      c. an unproven business model, which depends on revenues from engineering services and royalty fees paid by information appliance manufacturers and network operators;
      d. potential inability of the Company to expand its engineering and design staff, increase its sales or marketing activities, and invest in its technological infrastructure; and
      e. the Company's severely distressed financial condition including limited liquidity and capital resources.

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

Status of Company Common Stock Listing on Nasdaq National Market

Stock traded on The Nasdaq National Market must meet certain listing requirements, including requirements with respect to a Company's net tangible assets, the bid price of its stock and the market value of its public float. As previously announced, the Company received a Nasdaq Staff Determination on June 26, 2001, indicting that the Company does not meet the net tangible assets requirement for continued listing, and that its stock is, therefore, subject to delisting from the Nasdaq National Market. Nasdaq has also advised the Company that the Company is not in compliance with the $1 minimum bid requirement and the minimum market value requirement with respect to its public float. The Company has requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which is scheduled to be held on August 16, 2001.The Company will remain listed and its common stock will continue to trade on The Nasdaq National Market pending the outcome of the hearing. There can be no assurance as to when the Panel will reach a decision, or that the Panel will grant the Company's request for continued listing. An unfavorable decision would result in the immediate delisting of the Company's common stock from The Nasdaq National Market irrespective of the Company's ability to appeal the decision. If delisted, the Company expects that its common stock would be eligible for quotation on the Over-the-Counter Bulletin Board.

Dependence on Key Personnel

The Company is dependent on its executive officers and other key personnel, certain of whom could be difficult to replace. If certain of these people were to leave the Company, operating results could be adversely affected. The future growth and success of the Company also depends in part on its ability to attract and retain skilled employees. In light of the Company's overall financial condition, it may be difficult to implement compensation packages sufficient to attract and retain such skilled employees. All five of the Company's executive officers have formal employment contracts.

Liquidity and Capital Resource Difficulties

The Company has incurred substantial operating losses in 1997, 1998, 1999, and 2000. Although cash and cash equivalents were $1.1 million as of June 30, 2001, the Company's net cash used in operating activities was $4.3 million for the six months then ended. The Company's working capital was only $.1 million as of June 30, 2001. Furthermore, it is likely that the Company's operations will continue to consume cash in the foreseeable future. An unfavorable outcome of the legal contingencies would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.


Management has attempted to take steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to 37. In July 2001 the Company implemented a 20% salary reduction for its five management personnel and a 10% salary reduction for other management positions. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The Company believes that since the engineering service business does not require large amounts of working capital, which were required in the products business, the alignment of sales and expenses is the key to cash flow and to preserving the Company's limited cash resources. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables. However, in the near term, the Company believes it must achieve the aforementioned financial goals in order to continue to operate.

Management believes that it will be necessary for the Company to return to profitable operations in the near future in order for existing cash balances and cash generated from operations to be sufficient to meet the Company's short term liquidity and capital needs. Should the Company require additional capital, there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. On October 6, 2000, the Company terminated its collateralized line of credit, which was originally scheduled to expire on November 9, 2000. There can be no assurance that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition, operating results, and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts. Accordingly, should the Company file for bankruptcy there is no assurance that any value would be received by the Company's shareholders.

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


Item 4. Submission of Matters to a Vote of Security Holders


        None


Item 5. Other Information


Joseph M. O'Donnell resigned from the Board of Directors effective August 6,
2001


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

        (b)   Reports on Form 8-K: Not Applicable

                         INPRIMIS, INC. AND SUBSIDIARIES




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                           INPRIMIS, INC.

Dated:  August 13, 2001                    By:  /s/ Eduard Will
                                                ---------------
                                            Eduard Will
                                            Chief Executive Officer
                                            (Principal Executive Officer)




Dated:  August 13, 2001                    By:  /s/ R. Michael Brewer
                                                ---------------------
                                            R. Michael Brewer
                                            Senior Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)