Form 10-Q
period 2001-09-30
INPRIMIS INC
filed 2001-11-14
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                           Commission File Number 0-21138
 September 30, 2001


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

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding as of
         Class                                               November 14, 2001
         -----                                               -----------------
  Common stock, par value                                       11,781,604
      $.01 per share

                         INPRIMIS, INC. AND SUBSIDIARIES
               Form 10-Q for the Quarter Ended September 30, 2001

                                      INDEX


Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements                                          Page
                                                                         -----

                     Condensed Consolidated Balance Sheets
                     (unaudited) as of September  30, 2001 and
                     December 31, 2000................................      3

                     Condensed Consolidated Statements of
                     Operations (unaudited) for the three and nine
                     months ended September 30, 2001 and 2000.........      4

                     Condensed Consolidated Statements of
                     Cash Flows (unaudited) for the nine
                     months ended September 30, 2001 and 2000.........      5

                     Notes to Condensed Consolidated
                     Financial Statements (unaudited) ................      6

    Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations ......................................     19

    Part II.   OTHER INFORMATION

        Item 1.      Legal Proceedings ...............................     32

        Items 2-3.   Not applicable    ...............................     32

        Item 4.      Submissions of Matters to a Vote of
                     Security Holders ................................     32

        Item 5.      Other Information ...............................     32

        Item 6       Exhibits and Reports on Forms 8-K ...............     32

        Signatures ...................................................     33

PART I.    Item 1.

                        INPRIMIS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                        (In thousands except share data)

                                                                         September 30,     December 31,
                                                                             2001              2000
                                                                       ----------------- -----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents................................               $  1,144         $  5,454
   Trade receivables, net...................................                    132            1,204
   Prepaid expenses and other current assets................                    259              661
                                                                           --------         --------
     Total current assets...................................                  1,535            7,319
Property and equipment, net.................................                    732              971
Other assets................................................                    544              795
                                                                           --------         --------
     Total assets...........................................               $  2,811         $  9,085
                                                                           ========         ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................               $    672         $  1,259
   Deferred revenue.........................................                    399              161
   Accrued expenses and other current liabilities...........                    622            3,277
                                                                           --------         --------
     Total current liabilities                                                1,693            4,697
                                                                           --------         --------

Other non-current liabilities...............................                      6               --
                                                                           --------         --------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share, 5,000,000
    shares authorized; none issued and outstanding at
    September 30, 2001 and December 31, 2000................                     --               --
   Common stock, par value $.01 per share, 25,000,000
    shares authorized; 11,631,604 issued and outstanding
    at September 30, 2001, 11,608,788 issued and
    outstanding at December 31, 2000........................                    116              116
   Additional paid-in capital...............................                 40,057           40,043
   Accumulated deficit......................................                (39,061)         (35,771)
                                                                           --------         --------
     Total stockholders' equity.............................                  1,112            4,388
                                                                           --------         --------
       Total liabilities and stockholders' equity...........               $  2,811         $  9,085
                                                                           ========         ========


           See notes to condensed consolidated financial statements.

                        INPRIMIS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                      (In thousands except per share data)


                                                        Three months                   Nine Months
                                                    Ended September 30,            Ended September 30,
                                               ------------------------------   ---------------------------
                                                     2001             2000         2001            2000
                                               -------------   --------------   -----------   -------------
Net sales
    Product sales...........................    $       225     $      2,413     $     614     $     9,398
    Engineering services....................            654            1,760         2,253           2,867
                                                -----------     ------------     ---------     -----------
      Total.................................            879            4,173         2,867          12,265
Cost of goods sold..........................            810            2,836         3,772          10,955
                                                -----------     ------------     ---------     -----------
  Gross profit (loss).......................             69            1,337          (905)          1,310
                                                -----------     ------------     ---------     -----------
Operating expenses:
  Research and development ................             199              433           503           2,004
  Selling, general and administrative                   297            1,757         2,053           8,986
  Asset impairment and other charges                     --               --            --           4,633
                                                -----------     ------------     ---------     -----------
   Total operating expenses ...............             496            2,190         2,556          15,623
                                                -----------     ------------     ---------     -----------
Loss from operations ......................            (427)            (853)       (3,461)        (14,313)
Non-operating income, net                                 9              442           173           1,849
                                                -----------     ------------     ---------     -----------
Loss before income taxes ..................            (418)            (411)       (3,288)        (12,464)
Income taxes...............................              --               --             2               2
                                                -----------     ------------     ---------     -----------
Net loss...................................     $      (418)    $       (411)    $  (3,290)    $   (12,466)
                                                ===========     ============     =========     ===========
Net loss per share (basic and diluted)          $     (0.04)    $      (0.04)    $   (0.28)    $     (1.08)
                                                ===========     ============     =========     ===========
Weighted average
   shares outstanding .....................          11,631           11,609        11,626          11,579
                                                ============    ============     =========     ===========


           See notes to condensed consolidated financial statements.

                        INPRIMIS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                 Nine Months
                                                                             Ended September 30,
                                                                            ---------------------
                                                                            2001             2000
                                                                       --------------   --------------
Cash provided by (used in):
Operating activities:
    Net loss.........................................................   $     (3,290)      $  (12,466)
    Depreciation and amortization....................................            525            1,523
    Adjustment for asset impairment and other charges................             --            4,633
    Gain on sale of shares received under
     marketing agreement.............................................             --           (1,194)
    Gain on sale of fixed assets.....................................             --             (292)
    Changes in assets and liabilities ...............................         (1,493)           1,812
                                                                        ------------       ----------
     Net cash used in operating activities...........................         (4,258)          (5,984)
                                                                        ------------       ----------
Investing activities:
    Proceeds from sale of shares received under
     marketing agreement and shares in foreign
     investment......................................................             --            1,470
    Proceeds from sale of fixed assets...............................             --              715
    Payment received on note from Boundless .........................             63               --
    Capital expenditures.............................................           (102)          (1,101)
                                                                        ------------       ----------
     Net cash (used in) provided by investing activities.............            (39)           1,084
                                                                        ------------       ----------
Financing activities:
    Issuance of common stock ........................................             14              502
    Payment on obligation of capital leases..........................            (27)              --
                                                                        ------------       ----------
     Net cash (used in) provided by financing activities.............            (13)             502
                                                                        ------------       ----------
Net decrease in cash and cash equivalents ...........................         (4,310)          (4,398)
Cash and cash equivalents, beginning of period ......................          5,454           11,819
                                                                        ------------       ----------
Cash and cash equivalents, end of period ............................   $      1,144       $    7,421
                                                                        ============       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the nine months for income taxes                      $          2       $        2
                                                                        ============       ==========
 Non-cash investing and financing activities:
  Capital lease obligation incurred for equipment
     purchases                                                          $         65       $       --
                                                                        ============       ==========

  Decrease in note receivable from Boundless as an offset
     for payment against the minimum purchase guarantee
     and accounts payable to Boundless                                  $        562       $       --
                                                                        ============       ==========


           See notes to condensed consolidated financial statements.

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Basis of Presentation and Going Concern

The condensed consolidated financial statements include the accounts of Inprimis, Inc. and subsidiaries (the "Company") and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting; accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for complete financial statements. In the opinion of management, the condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001, the results of its operations for the three and nine month periods ended September 30, 2001 and 2000, and its cash flows for the nine month periods ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 2000 audited consolidated financial statements.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business; and, as a consequence the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has experienced net operating losses since 1997 and as of September 30, 2001, had an accumulated deficit of $39.1 million. Cash used in operations for the nine months ended September 30, 2001 was $4.3 million. An unfavorable outcome of the legal contingencies (see "Commitments and Contingencies") would also have an adverse affect on the Company's cash flow. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. The Company has attempted to bring the Company's expense structure in line with the reduced revenue levels being achieved and revenue levels that are forecasted. In April 2001, the Company further reduced its number of employees from 53 to 37. In July 2001 the Company implemented a 20% salary reduction for its management personnel and a 10% salary reduction for other positions. In September 2001 the Company further reduced its work force to 32 and additional temporary salary reductions were implemented. The Company has also taken steps to increase customer proposal activity in order to improve sales. There can be no assurances that the Company will return to profitable operations in the near term and therefore it is likely the Company's operations will continue to consume cash over the foreseeable future. The Company has very limited cash resources and therefore the Company must reduce its negative cash flows in the near term to continue operating.

 In April 2001, the Company hired an investment banker to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies. On October 12, 2001 the Company and Cash Card Communications Corp. Ltd. ("C-4"), a Bermuda corporation, entered into a Share Exchange Agreement under which C-4 and another party have agreed to transfer to the Company all of their common shares of DataWave Systems, Inc. (OTCBB: DWVSF) in exchange for common shares of the Company. C-4 currently holds approximately 36% of the issued and outstanding common stock of DataWave, and the other transferor in the share exchange holds approximately 4.5% of its stock.

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Simultaneous with entering into the Share Exchange Agreement, and pursuant to its terms, Eduard Will, President and CEO of the Company, C-4 and another investor entered into a Private Placement Agreement under which the Company will, subject to certain conditions, issue 4,000,000 shares of a newly created class of Series A Preferred Stock in consideration of an aggregate purchase price of $500,000 which will be used as working capital. The closing of the private placement is subject to the granting of an exemption by Nasdaq from its rule that an issuer receive shareholder approval of any issuance that is greater than 20% of the voting power of its outstanding stock at the time of issuance, or, in the alternative, receipt of such shareholder approval. On October 25, 2001 the Company received notice from Nasdaq that the Company's shares would be de-listed effective the next day. On October 26, 2001 the Company shares were quoted on the OTC Bulletin Board. The OTC Bulletin Board exchange does not have a requirement that the Company must receive shareholder approval of any issuance that is greater than 20% of the voting power of its outstanding stock. Therefore the conditions have been met for the closing of the Private Placement Preferred Stock, but closing and receipt of the money has not occurred. However, even with the additional working capital, there can be no assurances that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by the Company's shareholders.

The accompanying condensed consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto for the year ended December 31, 2000. The results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified to conform to the current period presentation.

Recent Developments:

Nasdaq De-Listing

The Company received noticed from Nasdaq o7n October 25, 2001 that the Company's shares would be de-listed effective the next day. As of October 26, 2001, the Company's shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter
(OTC) equity securities. OTC Bulletin Board securities are traded by a community of registered market makers that enter quotes and trade reports.

Agreement between the Company, C-4, and Datawave

On October 12, 2001, the Company and Cash Card Communications Corp. Ltd. ("C-4"), a Bermuda corporation, entered into a Share Exchange Agreement under which C-4 and another party have agreed to transfer to Inprimis all of their common shares of DataWave Systems, Inc.

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(CDNX: DTV.V, Nasdaq OTC Bulletin Board: DWVSF), a company organized under the Business Corporations Act of the Yukon Territory, Canada ("DataWave") in exchange for common shares of the Company. C-4 currently holds approximately 36% of the issued and outstanding common stock of DataWave, and the other transferor in the share exchange holds approximately 4.5% of its stock. Under the Share Exchange Agreement, the Company will potentially issue common shares to C-4 and the other transferor that will represent approximately 70% of the Company's then issued and outstanding common stock in exchange for C-4's and the other transferor's DataWave shares.

Simultaneously with the entering into of the Share Exchange Agreement, and pursuant to its terms, Eduard Will, President and CEO of the Company, C-4 and another investor entered into a Private Placement Agreement under which the Company will, subject to certain conditions, issue 4,000,000 shares of a newly created class of Series A Preferred Stock in consideration of an aggregate purchase price of $500,000.

 The Share Exchange Agreement contemplates that C-4, the Company, and DataWave will enter into a Plan of Arrangement under which all of DataWave's shareholders will become shareholders of the Company and DataWave will become a wholly owned subsidiary of the Company. Simultaneously with the entering into of the Share Exchange Agreement, DataWave, C-4 and the Company entered into a non-binding Letter of Intent under which DataWave, C-4 and the Company agree in principle to the Plan of Arrangement. Certain other holders of shares of DataWave, representing approximately 6.5% of its issued and outstanding common stock, have entered into lock-up agreements under which they agree to vote their shares in favor of the Plan of Arrangement.

The Share Exchange

Under the Share Exchange Agreement, C-4 and another holder of DataWave's shares which together hold an aggregate of 17,759,000 common shares of DataWave representing 40.472% of the issued and outstanding common stock of DataWave will transfer all of their shares to the Company in exchange for 26,638,500 of the Company's common shares representing 70% of its then issued and outstanding common stock (the "Share Exchange"). The rate of exchange will be one DataWave share for one and one-half (1 1/2) of the Company's shares.

 Because the Company's Articles of Incorporation do not presently authorize a sufficient number of its common shares to effect the exchange, the Company will, immediately upon the closing of the share exchange, issue 11,400,000 shares (representing 43% of the new shares) to C-4 and the other transferor and will give to C-4 an interest-free subordinated promissory note in the amount of $4,571,550 that will convert into the balance of 15,238,500 shares on or prior to the close of business on July 1, 2002, provided the Company's shareholders approve the necessary increase of its authorized common stock.

 Upon the closing of the Share Exchange Agreement, the agreement provides that the Company shall use its best efforts to reconstitute its board of directors to consist of nine persons, with six directors appointed by C-4 and three directors being retained from the existing board.

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The Share Exchange Agreement provides that, until the earlier of the closing of the Plan of Arrangement and the termination of the Share Exchange Agreement by its terms, the Company and its representatives, without the consent of C-4 or as required to comply with the Company's' directors' fiduciary duty, shall refrain from initiating or discussing or otherwise facilitating any inquiries or proposals for the sale, consolidation or similar transaction relating to all or any part of its business operations or for 20% or more of its outstanding capital stock, other than in connection with the Plan of Arrangement.

The Company has received an opinion of DeLisi & Ghee, Inc., valuation consultants, that the Share Exchange is fair to its shareholders.

Lock-Up Agreements

Pursuant to the Share Exchange Agreement, certain other shareholders of DataWave, representing 6.5% of its voting stock, have entered into lock-up agreements under which they agree to vote their shares of DataWave in favor of the Plan of Arrangement. If the Plan of Arrangement is not completed, each of these Datawave shareholders have agreed to exchange each of their Datawave common shares for one and one-half (1 1/2) of the Company's common shares.

The Private Placement

Under the Private Placement Agreement, Ed Will, C-4 and another investor have subscribed for 2,000,000, 1,600,000 and 400,000 shares, respectively, of a newly created class of Series A Preferred Stock, par value $0.01 per share, at a price of $0.125 per share. The aggregate proceeds from the private placement of $500,000 are intended for the Company's current working capital needs.

The Series A Preferred Shares will have the same voting rights as the common stock of the Company. Contingent on approval by the Company's shareholders of sufficient authorized common stock of the Company, the Series A Preferred Shares will be convertible into the Company's common shares (at a conversion rate of one for one) at the Company's election at any time on or prior to the close of business on July 1, 2002. Alternatively, at any time on or prior to the close of business on July 1, 2002, (and subject to the legal availability of funds therefor) the Company may, at its option, redeem any or all of such shares in exchange for $0.125 (U.S.) per Preferred Share and, for every two such shares to be redeemed, a one-year warrant for the purchase of a share of common stock of the Company at an exercise price of $0.20 (U.S.). Immediately following the close of business on July 1, 2002, any such shares issued and outstanding will automatically convert into common stock of the Company at a conversion rate of one for one, except that any such shares that may not be so converted due to insufficient authorized and unissued common stock of the Company shall be mandatorily redeemed on the terms described above.

Certain Voting Arrangements with respect to Shares Received in the Share Exchange and Private Placement

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Upon the consummation of the share exchange and the private placement, C-4, the other transferor in the share exchange, Ed Will and the other investor in the private placement will hold approximately 57% of the voting stock of the Company, and the Company will hold approximately 40% of the voting stock of DataWave. Assuming conversion of the entire principal balance of the subordinated promissory note, C-4, the other transferor in the share exchange, Ed Will and the other investor in the private placement will hold approximately 73% of the voting stock of the Company.

Under the Share Exchange Agreement, the investors in the private placement agree to vote all of the shares of the Company's Series A Preferred Stock received by them in favor of any increase in the authorized common stock of the Company necessary to facilitate the conversion of the subordinated promissory note and the Series A Preferred Shares.

The Share Exchange Agreement also provides that the Company will vote all of the DataWave shares received by it in the share exchange in favor of the Plan of Arrangement at the meeting of DataWave shareholders called to approve the transaction.

The Plan of Arrangement

The Letter of Intent contemplates that DataWave and the Company will negotiate and execute a formal Plan of Arrangement agreement substantially on the terms set forth in the Letter of Intent. The Letter of Intent provides that at the closing of the Plan of Arrangement: (i) all current holders of DataWave common shares will transfer their shares to a subsidiary of the Company in exchange for freely trading shares of common stock of the Company at the rate of exchange of one DataWave share for one and one-half (1 1/2) of the Company's shares and (ii) all current holders of warrants and options for the purchase of DataWave common shares will exchange such warrants and options for warrants and options on substantially similar terms to purchase shares of common stock of the Company, with each such warrant or option for the purchase of a DataWave common share entitling the holder thereof to a warrant or option, as applicable, for the purchase of one and one-half (1 1/2) shares of the Company's common stock.

Upon completion of the Plan of Arrangement, it is anticipated that the current holders of DataWave shares will hold 84.99% of the outstanding Company's shares (81.6% on a fully diluted basis), making current DataWave shareholders majority owners of the Company.

The Letter of Intent contemplates that, upon the closing of the formal Plan of Arrangement, the Company shall be governed by a board of directors consisting of nine directors, and that, for one year following the closing, six directors shall be appointed by the management of Datawave and three directors shall be appointed by the current management of the Company.

The Letter of Intent provides that until the earlier of: the closing of the Plan of Arrangement or termination of the Letter of Intent by its terms, the Company and Datawave shall (i) refrain from discussing the acquisition or sale of all or any part of its business operations, except among each other or as required by law and (ii) without the written consent of the other, issue any securities, enter into contracts or otherwise act outside of the normal course of business, make payments to any related party except in the normal course of business, sell or negotiate to sell material assets

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

of their business, or take any other action that would be considered by a prudent businessperson to materially and adversely affect the Company or DataWave, as applicable.

Closing of the Plan of Arrangement will be conditioned upon:

   * receipt by the boards of directors of the Company and DataWave, respectively, of an opinion of valuation consultants that the transaction is fair to their respective shareholders;

   * the adoption of the Plan of Arrangement by the boards of directors of the Company and DataWave, respectively;

   * the approval of the Plan of Arrangement by the requisite vote of the shareholders of DataWave;

   * the approval of a majority of the shareholders of the Company of additional authorized common stock sufficient to effect the Plan of Arrangement;

   * receipt of all necessary material consents of third parties to the Arrangement and the absence of any legal impediments to completing the Plan of Arrangement on its terms;

   * receipt of a ruling from a court of competent jurisdiction that the Plan of Arrangement is fair to the parties and their shareholders; and,

   * neither the Company nor DataWave, having filed for bankruptcy, becomes the subject of an involuntary bankruptcy proceeding or other insolvency proceeding or has a receiver appointed for its assets.

Provided all conditions to the merger are satisfied, the parties anticipate that the transactions contemplated by the Plan of Arrangement will be consummated during January 2002.

The Company hired an investment banker in April 2001 to seek additional capital or potential acquisitions or merger candidates that could bring financing or profitable revenues to the combined companies. The Company signed a letter of intent on March 27, 2001 to acquire iDVDBox, Inc. This letter of intent expired and the Company is no longer in negotiations to acquire iDVD Box, Inc.

The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing engineering services. The Company announced in July 2000 that it no longer would offer data communications products to the marketplace. In conjunction with this transition, the Company changed its name from Boca Research, Inc. to Inprimis, Inc. The Company's data communications sales were insignificant in the nine months ended September 30, 2001. The Company has eliminated its purchase orders for new data communications products from Boundless Manufacturing Services, Inc. ("Boundless"), the manufacturing subcontractor utilized by the Company. Procurement of new data communications products was discontinued as of September 30, 2000 and any sales of data communications products since then have been out of inventory. The Company previously announced in July 2000 the sale of certain assets to Zoom Telephonics, Inc. ("Zoom"), which provided the Company with a smooth, customer oriented transition out of the analog modem business. These actions resulted in the Company's determining that the goodwill and tradename/marketing assets related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2.7 million in the second quarter of 2000. The Company does not currently have goodwill or other intangible assets on its

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

books. The elimination of new purchase orders to Boundless resulted in the Company's falling short of the guaranteed purchase commitments under the Supply Agreement (the "Supply Agreement") between the Company and Boundless. This shortfall was charged to expense in the year ended December 31, 2000. Although purchases by Zoom from Boundless of the Company's products relating to the analog business would have mitigated the shortfall (see "Agreement between Inprimis, Inc. and Zoom Telephonics" and "Commitments and Contingencies"), Zoom did not make any commitments to manufacture the Company's products at Boundless. As of March 31, 2001 the shortfall was satisfied.

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

Agreement between Inprimis, Inc. and Zoom Telephonics

As previously reported, on July 28, 2000, the Company concluded a definitive agreement with Zoom (the "Agreement") pursuant to which Zoom acquired certain of the Company's assets, including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company continues to support all the products it has already shipped or will ship and remains responsible for warranty, returns and technical support for these products, although technical support has been outsourced to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, had the right to sell products from the Company's inventory, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payments were received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over an initial 12 month period exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the subsequent 12 month period exceed $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the subsequent and final 12 month period exceed $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Zoom has not to date offered any of the Company's previous data communications products; therefore, it is unlikely that the Company will receive any purchase price payment under the performance schedule above. If Zoom had manufactured the Company's products at Boundless, the Company would have received credit against the Company's minimum guaranteed purchase commitment. As of September 30, 2001, Zoom had not made any commitments to manufacture the Company's products at Boundless and the minimum requirement is no longer in effect.

Revenue Recognition

        Revenue from engineering services contracts is recognized as the work is performed. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. Contracts are either time-and-material or fixed-price

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which is verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project is probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company is doing business with a number of start up companies. Generally accepted accounting principles require that collectibility must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of September 30, 2001 are recorded as deferred revenue at September 30, 2001.The deferred revenue as of September 30, 2001 consisted of advances for both engineering services and products. The deferred revenue related to products was $290,000 and the amount related to engineering services was $109,000. The Company earns a minimal amount of gross profit on product sales, which therefore will have an insignificant contribution towards the Company's operating expenses. All the revenue recorded for the nine months ended September 30, 2001 was from engineering and prototype service contracts.

The majority of the revenue for the nine months ended September 30, 2000 was from product sales. The Company recognizes revenue from product sales upon shipment, when the title passes. Under specified conditions, certain customers were allowed to return product for credit. Also, under the terms of some of the agreements, in the event the Company reduced its selling prices, the customer received credit for the difference between the original purchase price and the Company's reduced price for product remaining in the customer's inventory.

Trade Receivables

Trade receivables are presented net of an allowance for doubtful accounts of $12,000 and $580,000 as of September 30, 2001 and December 31, 2000,
respectively, and net of the allowance for sales returns and price protection of $0 and $100,000 as of September 30, 2001 and December 31, 2000, respectively.

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Segment information

The Company operates in only one business segment but has two major product categories. Sales by major product category are as follows (in thousands):

                                                                           Three Months                    Nine Months
                                                                        Ended September 30,            Ended September 30,
                                                                       --------------------            -------------------
                                                                          2001      2000                  2001       2000
                                                                          ----      ----                  ----       ----
Data communications, PC peripherals, and others                          $ 0.0     $ 2.2                 $ 0.0      $ 9.2
Engineering Services including prototype product sales                   $ 0.9     $ 2.0                 $ 2.9      $ 3.1

The Company does not have the information to break down profitability (loss) by major product types.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive income (loss) equals its net loss for the three and nine months ended September 30, 2001 and 2000.

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

Net Loss per Share

The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options to purchase 1,842,979 and 1,770,152 common shares from the weighted-average shares

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

outstanding calculation for the three and nine months ended September 30, 2001 and 2000, respectively, as their effect was anti-dilutive.

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

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

The Company receives communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claims or the effect of any such claims on the Company's operating results, financial condition, or cash flows.

In 1999, the Company was named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleged that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. ("Ring Zero"), causing NEC to be sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleged that the Company and Ring Zero were obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. The lawsuit brought against the Company was dismissed without prejudice on April 25, 2000 for procedural reasons, and to date there has been no resolution of the substantive dispute. While NEC has the option of refiling this action in an appropriate jurisdiction, it has not done so in the interim since the dismissal in April 2000, and the Company therefore believes that this claim will not have a material adverse effect on the Company's operating results, financial condition, or cash flows.

The Company and its Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway seeks indemnification for payment in the amount of approximately five million dollars which it paid to settle patent infringement litigation brought by PhoneTel. In addition to the Company and Boca Global Inc., another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company, but, Boca Global, Inc. remains as a defendant in the action. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to liability, the Company is currently negotiating a settlement of Gateway's claim, and does not believe at this time that the claim will have a material adverse effect on the Company's operating results, financial condition, or cash flows.

The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices. The aggregate minimum payments under such leases for the period October 1, 2001 to December 31, 2001 and for the year 2002 are $99,342 and $231,798, respectively.

Stockholders' Equity

During the nine month period ended September 30, 2001, 22,816 shares were issued in connection with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $13,717.

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Stock Option Plan

During the nine month period ended September 30, 2001, the Company granted options to purchase 828,500 shares to employees and 250,000 were granted to the President and Chief Executive Officer, pursuant to his employment agreement, and options to purchase 900,288 shares were canceled as a result of employees who were terminated. The Company cancelled 531,946 previously granted options and re-priced these options on April 25, 2001. The price of these options was $.56. The Company on September 21, 2001 cancelled options in the amount of 1,217,946 and re-priced these options at $.135. The vesting period on the re-priced options remained the same as the original options. Additional outstanding options in the amount of 457,033 were not re-priced. Therefore the total employee stock options that were outstanding as of September 30, 2001 were 1,674,979. The Board of Directors', outstanding options were 168,000 as of September 30, 2001. The 1,217,946 re-priced options will have variable plan accounting treatment. Therefore if the price of the Company's common stock is greater than the option price, the Company will record compensation expense resulting in a charge to earnings. The Company did not record any compensation expense for the three and nine month periods ended September 30, 2001 because the exercise price was equal to the fair market value at the date of grant and the Company's stock price has substantially declined. The Company will evaluate re-priced stock options each quarter and will record compensation expense if required. The vesting period for the current outstanding employee options are as follows. The 250,000 options issued to the President and Chief Executive Officer vest 20% on April 12, 2002, 20% on April 12, 2003, and 60% on April 12, 2004.
The 531,946 options granted on April 25, 2001 had a three month vesting period. A former employee holds 150,000 options, which have not expired and are fully vested. The balance of the outstanding options retain their original grant date and vest over a three-year period from the date of grant

On October 11, 2001 the Company issued 150,000 options to its investment banker for services performed at a nominal value and an immediate vesting period. These options were immediately exercised and 150,000 shares of common stock were issued on October 11, 2001. Options granted for services result in a charge to earnings for the difference in the option price and the fair value of the common stock on October 11, 2001. This will result in a charge to earnings of $27,000 in the fourth quarter of 2001.

On November 9, the Company's Board of Directors authorized the re-pricing of all options at the fair market value on this date.

Recently Issued Accounting Pronouncements and Interpretations:

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No.101 "Revenue Recognition" which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Based on management's current analysis of SAB No.101, management believes it has met all conditions of SAB No. 101 regarding revenue recognition.

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended

                        INPRIMIS, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivatives' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The effects of applying SFAS Nos. 133 and 138 were not material to the Company's financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Adopting SFAS Nos. 141 and 142 will not impact the Company's financial statements, although future acquisitions would be affected by these statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 and therefore, at this time, cannot reasonably estimate the effect of these statements on its financial condition, results of operations and cash flows.

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

As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 2001, the following table sets forth the financial information as a percentage of net sales and the percentage change from the comparable period in 2000.

                                                  Three Months ended                    Nine Months ended
                                                    September 30,         Percent         September 30,            Percent
                                                  2001         2000       Change        2001         2000          Change
                                               -----------  -----------  ----------  ----------  ------------   -------------
Net sales                                         100.0  %     100.0  %   (78.9)  %     100.0 %      100.0  %       (76.6) %
Cost of goods sold                                 92.2         68.0      (71.4)        131.6         89.3          (65.6)
                                                  -----        -----                    -----        -----
   Gross profit (loss)                              7.8         32.0      (94.8)        (31.6)        10.7            *
                                                  -----        -----                    -----        -----
Operating expenses:
 Research and development                          22.6         10.4      (54.0)         17.5         16.3          (74.9)
 Selling, general and administrative               33.8         42.0      (83.1)         71.6         73.3          (77.2)
 Asset impairment and other charges                 0.0          0.0         *            0.0         37.8         (100.0)
                                                  -----        -----                    -----        -----
   Total operating expenses                        56.4         52.4      (77.3)         89.1        127.4          (83.6)
                                                  -----        -----                    -----        -----
Loss from operations                              (48.6)       (20.4)     (49.9)       (120.7)      (116.7)         (75.8)
Non-operating income, net                           1.0         10.6      (98.0)          6.0         15.1          (90.6)
                                                  -----        -----                    -----        -----
Loss before income taxes                          (47.6)        (9.8)       1.7        (114.7)      (101.6)         (73.6)
Income taxes                                        0.0          0.0        *             0.0          0.0            *
                                                  -----        -----                    -----        -----
Net loss                                          (47.6) %      (9.8) %     1.7  %     (114.7) %    (101.6) %       (73.6) %
                                                  =====        =====                    =====        =====

* Not applicable


Results of Operations


Net Sales: The Company's net sales decreased by 78.9% to $.9 million in the three- month period ended September 30, 2001 from $4.2 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 net sales decreased by 76.6% to $2.9 million from $12.3 million for the nine months ended September 30, 2000. Sales in the three and nine month periods ended September 30, 2001 versus the comparable period in 2000 are shown by product category as follows:

                                                                                Three Months           Nine Months
                                                                                   Ended                  Ended
                                                                                September 30,         September 30,
                                                                              ----------------        ---------------
                                                                              2001        2000        2001       2000
                                                                              ----        ----        ----       ----

                         Product Categories                                   (In Millions)           (In Millions)
                         ------------------

Data Communications .............................................               --       $ 1.6          --     $  7.1
Custom Manufacturing ............................................               --          --          --        0.1
I/O, IDE, & Multiport ...........................................               --         0.4          --        1.7
Internet Access Device, Thin Client .............................               --         0.2          --        0.3
Engineering Services including prototype product sales                       $  .9         2.0       $ 2.9        3.1
                                                                             -----       -----       -----      -----
                                                                             $  .9       $ 4.2       $ 2.9     $ 12.3
                                                                             =====       =====       =====     ======

The sales decrease was primarily attributable to data communications products, which the Company is no longer offering to the marketplace. Engineering service, including prototype product sales, revenues decreased to $0.9 million in the three months ended September 30, 2001 from $2.0 million in the comparable period in 2000. For the nine month period engineering service, including prototype product sales, revenues decreased to $2.9 million from $3.1 million for the comparable period in 2000.

Engineering services revenue for the three months ended September 30, 2001, consisted primarily of $0.7 million for contract engineering and $0.2 million from prototype and product sales arising from engineering contracts. For the three months ended September 30, 2000 engineering service revenue consisted of $1.3 million from contract engineering and $0.4 million in royalties from licensing the Company's Internet appliance reference design and $0.3 million from prototype and product sales arising from engineering contracts. Engineering service revenue for the nine months ended September 30, 2001 consisted of $2.3 million for contract engineering and $0.6 million for prototype and product sales arising from engineering contracts. For the nine months ended September 30, 2000 engineering service revenues consisted of $2.2 million from contract engineering and $0.6 million in royalties from licensing the Company's Internet appliance reference design and $0.3 million from prototype and product sales arising from engineering contracts. The product sales, which are included as engineering services, are shown in the statement of operations under product sales. These product sales are not comparable to the data communication product sales in the previous year. The Company earned insignificant royalties from its Internet appliance reference design for the nine months ended September 30, 2001.

International sales were insignificant for the three months ended September 30, 2001 compared to $0.2 million the three months ended September 30, 2000. International sales were insignificant for the nine months ended September 30, 2001 compared to $1.2 million for the nine months ended September 30, 2000.

Gross Profit (Loss): The Company recorded a gross profit of $0.1 million for the three months ended September 30, 2001 as compared to a gross profit of $1.3 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 the Company recorded a gross profit (loss) of ($.9) million compared to a gross profit of $1.3 million in the comparable period in 2000. The Company's negative gross profit for the nine months ended September 30, 2001 was the result of engineering costs being charged to projects that exceeded recognized revenue for the project. This situation can be caused by a number of factors such as under-pricing of the project, inefficiency of the engineers, and difficulties encountered in the project. The Company decreased its engineering staff in the second quarter to partially rectify the situation where the workload has diminished. This has resulted in the Company's achieving a positive gross margin of $0.2 million in the three months ended June 30, 2001 and a positive gross margin of $0.1 million in the three months ended September 30, 2001. The lower margin in the third quarter of this year compared to the second quarter is primarily the result of a decrease in sales for engineering services. The majority of sales for the nine months ended September 30, 2000 were data communications products as noted in the table above.

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

Research and Development Expenses: Research and development expenses decreased to $0.2 in the three months ended September 30, 2001 from $0.4 million in the three months ended September 30, 2000. For the nine month period ended September 30, 2001, research and development costs decreased to $0.5 million from $2.0 million for the comparable period in 2000. Research and development expenses decreased because the majority of the engineering department is now allocated to cost of sales, where, in the products business, it was categorized as research and development. The portion of the engineering department allocated to research and development in the current year is for those projects that the Company is internally funding and for which there is no customer contract.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased to $0.3 million in the three months ended September 30, 2001 from $1.8 million in the three months ended September 30, 2000. Selling, general and administrative expenses as a percentage of net sales decreased to 33.8% in the three months ended September 30, 2001 from 42.0% in the three months ended September 30, 2000. Selling, general and administrative expenses decreased to $2.1 million in the nine months ended September 30, 2001 from $9.0 million for the nine month period ended September 30, 2000. Selling, general and administrative expenses as a percentage of net sales in the nine months ended September 30, 2001 was 71.6% versus 73.3% in the comparable period in 2000. The decreases in expenses in 2001 versus the comparable period in 2000 primarily was the result of the Company's efforts to reduce expenses as it transitioned from a products company to a service company.

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

Asset Impairment and Other Charges: As discussed above, the Company previously announced the sale of certain assets to Zoom during 2000, which sale was intended to provide the Company with a smooth and customer oriented transition out of the analog modem business. These actions resulted in the Company's determining that the goodwill and tradename/marketing assets related to the data communications business had been impaired as of June 30, 2000, and the Company recording a charge to operations of $2.7 million in the second quarter of 2000. The elimination of new purchase orders to Boundless resulted in the Company's falling short of the guaranteed purchase commitments under the Supply Agreement with Boundless. The Company estimated this shortfall to be $1.9 million and this amount was charged to operations during the second quarter of 2000. As of June 30, 2001, the Company's estimated shortfall had been satisfied by payments to Boundless and by the offset of the note receivable from Boundless. The condensed consolidated statement of operations reflects the above charges of $2.7 million and $1.9 million under the caption of asset impairment and other charges for the three and nine months ended September 30, 2000. As of September 30, 2001, Zoom had not made any commitments to manufacture the Company's products at Boundless. Also, the minimum guaranteed purchase commitment had expired with Boundless and there are no future obligations.

LIQUIDITY AND CAPITAL RESOURCES

During the period from December 31, 2000, through September 30, 2001, the Company's working capital decreased by $2.8 million. This decrease was primarily the result of a $4.3 million decrease in cash, $1.1 million decrease in accounts receivable and a decrease in prepaid expenses and other current assets in the amount of $0.4 million, offset by a net decrease in accrued expenses, and other current liabilities, accounts payable and deferred revenue of $3.0 million. The Company's operations used cash of $4.3 million for the nine months ended September 30, 2001. Working capital as of September 30, 2001 was a negative ($0.2) million compared to $2.6 million as of December 31, 2000.

The Company had a two-year collateralized revolving line of credit agreement which was terminated early on October 6, 2000. During fiscal 2000, the Company did not have any borrowings under the revolving line of credit.

The Company has incurred substantial operating losses in 1997, 1998, 1999, 2000, and in the first nine months of 2001 and it is likely that cash flow from operations will be negative in the foreseeable future. An unfavorable outcome of the legal contingencies (see "Commitments and Contingencies") would also have an adverse affect on the Company's cash flows. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. Management has attempted to take steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to
37. In July 2001 the Company implemented a 20% salary reduction for its five management personnel and a 10% salary reduction for other positions. In September 2001, the Company implemented additional salary reductions. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The Company believes that since the engineering service business does not require large amounts of working capital, which were required in the products business, the alignment of sales and expenses is the key to cash flow and to preserving the Company's limited cash resources. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables.

 On October 12, 2001 the Company and Cash Card Communications Corp. Ltd. ("C-4"), a Bermuda corporation, entered into a Share Exchange Agreement under which C-4 and another party have agreed to transfer to the Company all of their common shares of DataWave Systems, Inc. (OTCBB: DWVSF) in exchange for common shares of the Company. C-4 currently holds approximately 36% of the issued and outstanding common stock of DataWave, and the other transferor in the share exchange holds approximately 4.5% of its stock. Simultaneous with the entering into of the Share Exchange Agreement, and pursuant to its terms, Eduard Will, President and CEO of the Company, C-4 and another investor entered into a Private Placement Agreement under which The Company will, subject to certain conditions, issue 4,000,000 shares of a newly created class of Series A Preferred Stock in consideration of an aggregate purchase price of $500,000 which will be used as working capital. The closing of the private placement was subject to the granting of an exemption by Nasdaq from its rule that an issuer receive shareholder approval of any issuance of greater than 20% of the voting power of its outstanding stock at the time of issuance, or, in the alternative, receipt of such shareholder approval. On October 26, 2001 the Company shares were delisted and are presently quoted on the OTC Bulletin Board. The OTC Bulletin Board exchange does not have a requirement that requires the Company to receive shareholder approval of any issuance of greater than 20% of the voting power of its outstanding stock. Therefore the conditions have been met for the closing of the Private Placement Preferred Stock, but closing and receipt of the money has not occurred.

However, in the near term, the Company believes it must achieve the aforementioned financial goals in order for it to continue to operate. There can be no assurances, that even if the Company receives the $500,000 of working capital, the Company will succeed in achieving these short term goals, and its failure to do so in the near term will have a material adverse affect on its business, prospects, financial condition, and operating results and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operation, or whether the Company could realize sufficient value for its assets to satisfy fully its debts. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by the Company's shareholders.

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

Volatility of Stock Price

      The price of the Company's Common Stock historically has been volatile due to fluctuations in operating results and other factors relating to the Company's operations, the market's changing expectations for the Company's growth, overall equity market conditions relating to the market for technology stocks generally, and other factors unrelated to the Company's operations, including announcements by or relating to the Company's competitors. Such fluctuations are expected to continue. In addition, stock markets have experienced more price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many technology companies, often for reasons unrelated to the operating performance of the specific companies. Investors should be aware that trading in the Company's stock through market makers and quotation on the OTC Bulletin Board entails risk. Due in part to the decreased trading price of our stock, the trading price of the stock may change quickly, and market makers may not be able to execute trades as quickly as when the stock was listed on the Nasdaq National Market. Please contact your broker if you have further questions about executing trades.

Status of Company Common Stock Listing on Nasdaq National Market

Stock traded on The Nasdaq National Market must meet certain listing requirements, including requirements with respect to a Company's net tangible assets, the bid price of its stock and the market value of its public float. As previously announced, the Company received a Nasdaq Staff Determination on June 26, 2001, indicating that the Company did not meet the net tangible assets requirement for continued listing, and that its stock was, therefore, subject to delisting from the Nasdaq National Market. Nasdaq also advised the Company that the Company was not in compliance with the $1 minimum bid requirement and the minimum market value requirement with respect to its public float. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which was held on August 16, 2001. The Company received notice on October 25, 2001 that the Company's shares would be de-listed effective the next day. As of October 26, 2001, the Company's shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter
(OTC) equity securities. OTC Bulletin Board securities are traded by a community of registered market makers that enter quotes and trade reports.

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

 Liquidity and Capital Resource Difficulties

The Company has incurred substantial operating losses in 1997, 1998, 1999, and 2000. Although cash and cash equivalents were $1.1 million as of September 30, 2001, the Company's net cash used in operating activities was $4.3 million for the nine months then ended. The Company's working capital was a negative ($.2) million as of September 30, 2001. Furthermore, it is likely that the Company's operations will continue to consume cash in the foreseeable future. An unfavorable outcome of the legal contingencies would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.

Management has attempted to take steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to 37. In July 2001 the Company implemented a 20% salary reduction for its five management personnel and a 10% salary reduction for other positions. In September 2001 the Company implemented further temporary salary reductions. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The Company believes that since the engineering service business does not require large amounts of working capital, which were required in the products business, the alignment of sales and expenses is the key to cash flow and to preserving the Company's limited cash resources. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables.

However, in the near term, the Company believes it must achieve the aforementioned financial goals in order to continue to operate.

On October 12, 2001 the Company and Cash Card Communications Corp. Ltd. ("C-4"), a Burmuda corporation, entered into a Share Exchange Agreement under which C-4 and another party have agreed to transfer to the Company all of their common shares of DataWave Systems, Inc. (OTCBB: DWVSF) in exchange for common shares of the Company. C-4 currently holds approximately 36% of the issued and outstanding common stock of DataWave, and the other transferor in the share exchange holds approximately 4.5% of its stock. Simultaneous with the entering into of the Share Exchange Agreement, and pursuant to its terms, Eduard Will, President and CEO of the Company, C-4 and another investor entered into a Private Placement Agreement under which the Company will, subject to certain conditions, issue 4,000,000 shares of a newly created class of Series A Preferred Stock in consideration of an aggregate purchase of $500,000 which will be used as working capital.

Management believes that it will be necessary for the Company to return to profitable operations in the near future in order for existing cash balances, even with the receipt of the $500,000 private placement and cash generated from operations, to be sufficient to meet the Company's short term liquidity and capital needs. Should the Company require additional capital, there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. There can be no assurance that the Company will succeed in achieving its goals, and its failure to do so in the near term will have a material adverse effect on its business, prospects, financial condition, operating results, and the Company's ability to continue as a going concern. As a consequence, the Company may be forced to seek protection under the bankruptcy laws. In that event, it is unclear whether the Company could successfully reorganize its capital structure and operations, or whether the Company could realize sufficient value for its assets to satisfy fully its debts. Accordingly, should the Company file for bankruptcy, there is no assurance that any value would be received by the Company's shareholders.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

Blaine Davis and Phil Vachon resigned from the Board of Directors effective August 21, 2001


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

      (b)  Reports on Form 8-K:

           Form 8-K filed on October 18, 2001 describing the Company's entering into an interim agreement to amalgamate with DataWave and Cash Card Communications Corp. Ltd. Included in the filing was the press release issued on October 12, 2001 describing the transactions and the signed agreements pertaining to the agreement.

                         INPRIMIS, INC. AND SUBSIDIARIES




                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                        INPRIMIS, INC.

Dated:  November 10, 2001                By:  /s/ Eduard Will
                -----                         ---------------
                                        Eduard Will
                                        Chief Executive Officer
                                        (Principal Executive Officer)




Dated:  November 10, 2001                By:  /s/ R. Michael Brewer
                -----                         ---------------------
                                        R. Michael Brewer
                                        Senior Vice President of Finance and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)