Form 10-K
period 2001-12-31
INPRIMIS INC
filed 2002-04-01
CIK 895642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                ---------------

                                   Form 10-K
(Mark One)

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended December 31, 2001

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

                         Yes     X               No
                            -----------      ----------

Aggregate market value of voting stock held by non-affiliates as of March 21, 2002: $1,384,958

   Shares of Common Stock outstanding as of March 21, 2002: 58,910,020 shares

Documents Incorporated by Reference:

    Specifically identified information in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders scheduled to be held on May 6, 2002 is incorporated by reference into Part III hereof.

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

                        INPRIMIS, INC. ANNUAL REPORT ON
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001

                                     INDEX

                                                                                                           Page
PART I                                                                                                     ----
ITEM 1.        BUSINESS......................................................................................3
ITEM 2.        PROPERTIES....................................................................................9
ITEM 3.        LEGAL PROCEEDINGS.............................................................................9
ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................9
           .   EXECUTIVE OFFICERS OF THE REGISTRANT..........................................................10

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................11
ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA..........................................................12
ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS....................................................................................13
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................21
ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................................22
ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE....................................................................................42

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................................42
ITEM 11.       EXECUTIVE COMPENSATION........................................................................42
ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................................42
ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................................42

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................43

                                     PART I

ITEM 1: BUSINESS

    Founded in 1985, Inprimis, Inc., formerly Boca Research, Inc. ("Inprimis" or the "Company"), through its wholly owned subsidiary, Inprimis Technologies, Inc., provides product design services, customizes embedded system software, and offers systems engineering and manufacturing consultation services for interactive TV, video on demand, Internet access, and other convergent technology appliances. The Company has recently begun to sell products based on its set-top box reference designs to solution providers in the hospitality and healthcare markets and other vertical markets. These solution providers, in turn, provide a turn-key service to end-customers in their specific vertical markets. The Company plans to manufacture set-top box and other digital entertainment products by utilizing subcontractors. The Company previously marketed communications software as well as data communications, I/O, multiport, and video products and has transitioned from a manufacturer and marketer of these devices to a software and systems solutions-based enterprise. The Company has identified the lodging and healthcare market as primary opportunities for its digital set top box. The Company also provides engineering consulting services to assist large and small consumer electronics companies, cable operators, Internet service providers, and telecommunications companies achieve rapid time-to-market by allowing them to leverage the Company's engineering and product development core competencies. The Company is a Florida corporation headquartered in Boca Raton, Florida.

    The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. The Company is no longer offering data communications products. During 2001 the Company did not have any sales related to its previous data communications business. Product sales during 2001 were primarily prototype sales of interactive TV devices. In conjunction with this transition, the Company changed its name from Boca Research, Inc. to Inprimis, Inc. in September of 2000. The Company's data communications sales declined during the year ended December 31, 2000, and, in that regard, the Company discontinued purchasing new data communications products from Boundless Manufacturing Services, Inc. ("Boundless"), the manufacturing subcontractor previously utilized by the Company. Procurement of new data communications products was eliminated by September 30, 2000. The Company's sale of certain assets to Zoom Telephonics, Inc. ("Zoom"), on July 28, 2000 provided the Company with a smooth and customer-oriented transition out of the data communications products business. The Company has continued to reduce its headcount and has consolidated its operations into a single facility to reduce its expenses and cash outflow. The Company will continue to engage in cost-reduction practices that will make its operations more efficient. The Company no longer plans to pursue the development of its wholly-owned subsidiary, AppsCom, Inc., which was organized in August 1999, with a view toward providing computer applications outsourcing by leasing applications to remote users via an application server based network.

    The Company provides design services for Internet-based information and entertainment appliances. In addition, the Company develops hardware and set-top box reference platforms that can be quickly adapted to meet specific customer product requirements. These platforms include integrated computer designs, such as set-top boxes, for a variety of high-speed communications, including DSL (Digital Subscriber Line), cable, and satellite networks. The Company provides customized design and development services and licenses its designs to customers on a royalty basis. The Company has recently decided that it will offer its own digital set top box as a product, which will be sold to solution providers in key vertical markets such as hospitality and healthcare. The Company provides software-intensive engineering services related to the integration of software and hardware. This business model is intended to provide the Company with revenue streams from both engineering design services, royalties from the deployed design, and from product sales. The Company believes that it can assist its customers from concept to production not only by designing the reference platform but also by providing consultation services regarding the manufacture of the finalized product. Throughout the entire process, the Company seeks to help its customers bring their products to the market quickly and cost-effectively by increasing speed to market and by reducing personnel, research and development, and fixed costs. The Company is committed to providing high-quality, cost-effective services and products that meet or exceed customers' needs while seeking to achieve profitability through mutually beneficial relationships with customers and business partners. The Company's business is generally not seasonal. For a summary of the Company's revenues, profit/loss and total assets, reference is made to the Company's Consolidated Financial Statements and to the Notes thereto, located in Item 8 of this Form 10-K. Additionally, for a breakdown of the Company's net sales by product categories for the past three fiscal years, reference is made to Management's Discussion and Analysis of Financial Condition and Results of Operations, located in Item 7 of this Form 10-K.

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

    Develop and sell products in the iTV market segment. The Company has recently made the decision to develop its set top box as its own branded product and sell it in key vertical markets. Two such target markets are hospitality and healthcare. The Company sells these products to solution providers in these verticals who, in turn, provide a turn-key solution for delivering interactive TV services, movies on demand, Internet access, etc. to end-customers in their respective vertical markets.

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

Products and Services

    The Company provides reference designs and products for consumer electronics companies, solution providers, and Internet Service Providers (ISPs). In addition, the Company works with ISPs, Applications Service Providers (ASPs), and telephone, cable, and satellite companies to design and deliver new video-rich and interactive services. The Company helps define and develop the architecture for client devices and provides new features to improve end-user experiences, works with customers to determine the selection of software and hardware platforms to best meet project goals, assists in the definition of the system design, and responds by designing specifications to create either component or complete system deliverables. The resulting design is typically licensed to the customer for production. The Company seeks to structure these licenses on a per-unit royalty basis, with pricing typically determined by volume. Additionally, the Company offers early manufacturing management services and assists the customer from concept through production. The Company has recently learned that many of its customers would prefer to purchase a complete product from the Company. Therefore the Company is now developing its own products that will initially be focused on the hospitality and healthcare markets.

    In providing software/systems solutions, one of the Company's principal products comprise a line of advanced digital set-top boxes that are customized to meet the individual needs of solution providers in the hospitality, healthcare, and other vertical markets. A digital set-top box is a product that integrates multiple technologies that allows a user to perform one or more of the following functions: browse the Internet, send and receive e-mail, make online Internet purchases, perform some PC-like functions, view movies on demand, and watch television programming.

Sales and Marketing

    Through referrals from strategic partners and customers, such as Liberate, National Semiconductor, and Philips, the Company has been able to secure contracts for the provision of engineering services and, as a result, corresponding licensing of reference designs. The Company's capability to combine software and hardware skills in designing systems is intended to provide the Company with intellectual property and royalties and help position the Company in the interactive device market segment for custom solution providers. For customer-specific information, reference is made to Note 14 to the Company's Consolidated Financial Statements located in Item 8 of this Form 10-K. The Company had a backlog at December 31, 2001 of approximately $400,000 for its engineering services and $300,000 for products, which it expects to satisfy in the current fiscal year.

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

Competition

    The Company has entered into new markets, including the Internet TV appliance industry, and has encountered competition from a number of well-established companies, which have greater financial, technical, product development, manufacturing and marketing resources and experience than that of the Company. Further, the markets for the Company's products and services are increasingly competitive, resulting in increasing pricing pressures. However, the Company believes that its strategy to focus on vertical markets such as hospitality and healthcare, where it can be highly competitive in its capability to customize products to meet specific customer needs, will allow the Company to build market share in these segments. The Company believes that its ability to compete also depends on a number of factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results.

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

    Under the Supply Agreement, the Company guarantees that it will purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company fell short of the cumulative prorated amount guaranteed in any of the four 90-day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90-day period in which the shortfall occurred. The Company eliminated its purchase of data communications products from Boundless and as of September 30, 2000 and charged an estimated shortfall of $1.8 million to operations for the year ended December 31, 2000. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through December 31, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. The minimum guarantee purchase commitment expired on March 31, 2001 and all obligations under the minimum guaranteed purchase requirement have been satisfied. The Supply agreement provided that any amounts due under the minimum guaranteed purchase commitment could be offset against the Note Receivable, which the Company did as of March 31, 2001. There is no minimum purchase obligation during the second year of the Supply Agreement.

    The Company has a need for prototype and volume production units of their set-top box to be manufactured. It is intended that unit volume of set-top boxes greater than 1,000 will be sub contracted to a turn-key manufacturer in China, which will provide for the purchasing of components and the assembly of the product. Prototype units of less than 1,000 units the Company will also sub-contract the assembly process but may still perform the purchasing function of supplying components to the subcontractor.

    Purchasing

     The Company in 2001 was not in the volume manufacturing business; therefore the Company's purchasing activity had been reduced substantially. In 2002 the Company is going back into the products business, however it is anticipated that the Company will subcontract the purchasing and sub-assembly manufacturing to a turn-key subcontractor, which most likely will be in China. The Company will continue to do the purchasing activity for prototype and small orders. Before the Boundless Transaction, the Company purchased substantially all of its components and subassemblies from suppliers on a purchase order basis and did not maintain long-term supply arrangements. The Company selected suppliers based on quality of product and industry acceptance. Most of the components used in the Company's products were available from multiple sources. However, certain components used in the Company's products were obtained from single sources. Similar to others in the electronics industry, the Company, from time to time, did experience difficulty in obtaining some components, and the Company and Boundless could do so in the future.

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

    Employees

    The Company presently has 31 full-time employees, including: 23 in engineering, 1 in sales and marketing, and 7 in finance and administration. Attracting and retaining highly-qualified engineering personnel will continue to be a key factor to the Company's future success. The Company's employees are not covered by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good.

    Major Customers and Geographic Information

    For information concerning major customers and geographic data, reference is made to Note 14 to the Company's Consolidated Financial Statements, located in
Item 8 of this Form 10-K.

    Subsequent Events:

Ener1 Transaction

         On December 21, 2001 the Company and Ener1 Holdings, Inc. ("Ener1") entered into a Securities Purchase Agreement whereby Ener1, on January 3, 2002 (the "Initial Closing"), acquired a controlling interest in the Company. Under the Agreement, Ener1 agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million (the "Original Purchase Price"). The shares purchased by Ener1 represent 80% of the issued and outstanding capital stock of the Company. At the Initial Closing, the Company issued 12,500,001 shares of the Company's common stock (the "Initial Shares") to Ener1, representing a majority of the issued and outstanding common stock of the Company on that date. The remaining 34,626,415 shares of the Company's common stock (the "Remaining Shares") were to be issued by the Company to Ener1 upon (1) the automatic conversion of a convertible promissory note in the principal amount of $481,785 (the "Convertible Note") into 18,917,597 shares of the Company's common stock and (2) the release from escrow of 15,708,821 shares of the Company's common stock, each such event to take place upon the approval by the Company's shareholders of an increase in the number of authorized shares of common stock sufficient for the issuance of the Remaining Shares.

         On February 22, 2002, the Original Purchase Price was reduced by $200,000 to $1,000,000 (the "Adjusted Purchase Price") under the terms of the Securities Purchase Agreement because the Issuer did not meet certain stockholder equity targets for December 31, 2001. The $200,000 by which the Original Purchase Price was reduced was loaned to the Issuer by Ener1 and is payable toEner1 on February 21, 2003.

         On March 11, 2002, the Issuer amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to provide for the issuance of the Remaining Shares, and the Remaining Shares were issued on March 15, 2002 (the "Subsequent Issuance Date").

         Of the Adjusted Purchase Price, $680,000 was paid to the Issuer at the Initial Closing in consideration of the Initial Shares and the Convertible Note, and $200,000 was paid to the Issuer out of escrow on the Subsequent Issuance Date. $120,000 of the Adjusted Purchase Price will remain in escrow until April 4, 2002 as a holdback of part of the Adjusted Purchase Price for any breach by the Issuer of any of its representations, warranties or covenants made in the Securities Purchase Agreement.

C-4 Transaction

         On October 12, 2001 the Company entered into a Share Exchange Agreement with Cash Card Communications Corp Ltd. ("C-4") under which C-4 and another party agreed to transfer to the Company all of their common shares of DataWave Systems, Inc. in exchange for common shares of the Company. In connection with the Ener1 transaction, the Company entered into a mutual release with (C-4), Eduard Will and the other parties to the Share Exchange Agreement with C4 dated October 12, 2001 and related agreements under which all associated agreements are terminated and each party releases each other party from any and all liabilities and obligations arising out of such agreements. Further, the Company and C-4 have agreed not to pursue the transactions contemplated by the Non-Binding Interim Plan of Arrangement Agreement dated October 12, 2001 among the Company, DataWave Systems Inc., and C-4.

EnerLook Health Care Solutions, Inc.

            On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC is committed to contribute $1.6 million for its 49% contribution, which $.8 million has been received as of March 21, 2002. The details of the shareholder agreement have not been finalized. The Company's capital contribution will be limited but will offer instead its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business.

Termination of Eduard Will

         On March 28, 2002, the Company's Board of Directors voted to terminate Eduard Will from his position as Chief Executive Officer and President of the Company. As a result of his termination, under the terms of Mr. Will's employment agreement, Mr. Will is entitled to receive six months salary in the aggregate amount of $180,000, foregone vacation pay in the aggregate amount of $15,529.58 and travel reimbursement through December 31, 2001. In addition, options held by Mr. Will to purchase 116,667 shares of the Company's common stock became immediately exercisable upon his termination and may be exercised until September 28, 2002.

         On March 29, Mr. Will tendered his resignation from our Board of Directors.

    ITEM 2: PROPERTIES

    The Company's headquarters is located at 1601 Clint Moore Road, a 57,673 square-foot facility. The 1601 Clint Moore Road lease expires in July 2002. In addition to the corporate offices, the Company's headquarters houses accounting, engineering, sales, marketing, human resources, and purchasing. The Company believes its facilities are adequate for its needs.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

    No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

 EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required by Item 10 of Form 10-K with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

    R. Michael Brewer, 59, has served as Senior Vice President of Finance/Chief Financial Officer since June 2000. Before this, he was Chief Financial Officer and Vice President of Finance for Park 'N View, an integrated voice, data, and telephony provider to the long-haul trucking industry. Mr. Brewer previously served as Senior Vice President of Finance/Chief Financial Officer for Inprimis from 1994 to 1998. Before this, he was Vice President of Finance for Mitel Corporation, a manufacturer of telecommunications PBX systems, where he was responsible for all financial affairs for the company's North American operations, including its manufacturing facilities in Puerto Rico, Florida, New York, and Mexico.

    Larry L. Light, 46, served as interim Chief Executive Officer from January 15, 2001 to April 2001 following the retirement of Robert W. Ferguson and has served as our acting President and Chief Executive Officer for Inprimis Technologies, Inc. since March 29, 2002 following the termination of Eduard Will. Additionally, he has served as Chief Operating Officer for Inprimis Technologies, Inc. since February 2000 and as Chief Technology Officer for Inprimis, Inc. since July 1999. Mr. Light is responsible for maintaining and enhancing the existing reference platforms and creating new designs for interactive TV, video on demand, Internet access, and other convergent technology appliances. From May 1998 to July 1999, Mr. Light was Senior Vice President of Engineering. Mr. Light joined the Company in February 1995 as Vice President of Engineering. Before joining the Company, Mr. Light served as a product development manager at IBM's Boca Raton, Florida facility. Before this, he was a design engineer at IBM's Federal Systems Division in Cape Canaveral, Florida, where he helped design space shuttle cargo system simulators.

    Martha A. Ritchason, 62, has served as Senior Vice President of General Administration since February 2000. She is responsible for the departments of human resources, risk management, contract administration, facilities, security, special projects, and coordination of legal matters between the Company and its principal outside counsel. From July 1995 to February 2000, Ms. Ritchason served as Vice President of Human Resources; and from September 1991 to July 1995, she served as Director of Human Resources. Prior to joining the Company in 1991, Ms. Ritchason was Director of Human Resources for the City of Delray Beach, Florida. where she was responsible for overseeing all aspects of the City's human resources, risk management, grants, and public relations functions. Additionally, she served as the City's Chief Labor Negotiator for all collective bargaining matters. Before that, Ms. Ritchason held management positions with Burdines, Kelly Services, and the Upjohn Company.

    Michael D. Stebel, 49, has served as Senior Vice President of Sales and Marketing for Inprimis Technologies, Inc. since December 2000. He is responsible for the Company's selling efforts, including overseeing the sales team, sales engineering, and technical support. He also is responsible for the Company's strategic marketing programs, including strategic and industry alliances, marketing communications, the Company's Website, and marketing planning. From December 1999 to December 2000, Mr. Stebel served as Vice President of Marketing for Boca Global, Inc. Prior to joining the Company in 1999, he was Executive Vice President of Marketing and Corporate Strategy for Boundless Technologies where he was responsible for the company's thin client business. Prior to joining Boundless in 1994, Mr. Stebel served as the Director of Marketing for AT&T GIS (NCR), where he led the market and research and planning for the future product direction of AT&T's ADDS Division, and as the Vice President of Sales and Marketing for Veeco Instruments, a manufacturer of semiconductor processing and measurement equipment.

On March 28, 2002, our board of directors terminated our President and Chief Executive Officer, Mr. Eduard Will. Larry L. Light was named acting President and CEO of the Company.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Common Stock of the Company traded on The Nasdaq Stock Market(R) under the symbol BOCI until October 10, 2000, when the Company changed its name from Boca Research, Inc. to Inprimis, Inc. Since October 10, 2000, the Common Stock of the Company has traded under the symbol INPM. Stock traded on The Nasdaq National Market must meet certain listing requirements, including requirements with respect to a Company's net tangible assets, the bid price of its stock and the market value of its public float. As previously announced, the Company received a Nasdaq Staff Determination on June 26, 2001, indicating that the Company did not meet the net tangible assets requirement for continued listing, and that its stock was, therefore, subject to de-listing from the Nasdaq National Market. Nasdaq also advised the Company that the Company was not in compliance with the $1 minimum bid requirement and the minimum market value requirement with respect to its public float. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which was held on August 16, 2001. The Company received notice on October 25, 2001 that the Company's shares would be de-listed effective the next day. As of October 26, 2001, the Company's shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter (OTC) equity securities. OTC Bulletin Board securities are traded by a community of registered market makers that enter quotes and trade reports.

     The following table sets forth the high and low closing prices for the Company's Common Stock for the period indicated as reported by the Nasdaq National Market and the OTC Bulletin Board.

    Year     Fiscal Quarter Ended                 High        Low

    2000     March 31, 2000...................    9.25        5.44
             June 30, 2000....................    6.88        2.88
             September 30, 2000...............    5.38        2.75
             December 31, 2000................    3.19         .50

    2001     March 31, 2001...................    2.56         .50
             June 30, 2001....................    1.00         .24
             September 30, 2001...............    1.00         .10
             December 31, 2001................     .34         .02

    2002     Through March 29, 2002...........     .46         .02

    As of March 21, 2002, the Company had outstanding 58,910,020 shares of Common Stock held by approximately 295 shareholders of record. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

    The Company has not paid and does not anticipate paying any cash dividends on its Common Stock.

    ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected consolidated financial information for the years ended December 31, 1997 through December 31, 2001 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below for fiscal years 1999, 2000, and 2001 is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.

                                                                                          Year Ended December 31,
                                                                        ------------------------------------------------------------
                                                                           1997        1998        1999         2000        2001
                                                                        ----------  ----------  ----------   ----------   ----------
                                                                                   (In thousands, except per-share data)
           Statements of Operations Data:
           Net sales.................................................    $  70,207   $  70,042   $  32,767    $  14,397   $   3,858
           Cost of goods sold........................................       71,164      64,165      32,234       12,764       4,841
                                                                         ---------   ---------   ---------    ---------   ---------
                     Gross profit (loss).............................         (957)      5,877         533        1,633        (983)
                                                                         ---------   ---------   ---------    ---------   ---------
           Operating expenses:
                Research and development.............................        2,808       2,992       3,863        2,413         548
                Selling, general and administrative..................       18,366      15,389      19,316       10,245       2,795
                In-process research and development..................           --       2,800          --           --          --
                Asset impairment and other charges...................           --          --          --        4,458         506
                                                                         ---------   ---------   ---------    ---------   ---------
                     Total operating expenses........................       21,174      21,181      23,179       17,116       3,849
                                                                         ---------   ---------   ---------    ---------   ---------
           Income (loss) from operations.............................      (22,131)    (15,304)    (22,646)     (15,483)     (4,832)
           Non-operating income, net.................................          837         694         377        2,021         177
                                                                         ---------   ---------   ---------    ---------   ---------
           Income (loss) before income taxes.........................      (21,294)    (14,610)    (22,269)     (13,462)     (4,655)
           Income taxes (benefit)....................................       (6,371)         --           8            1           1
                                                                         ---------   ---------   ---------    ---------   ---------
             Net income (loss).......................................    $ (14,923)  $ (14,610)  $ (22,277)   $ (13,463)  $  (4,656)
                                                                         =========   =========   =========    =========   =========
           Basic earnings (loss) per share...........................    $   (1.71)  $   (1.67)  $   (2.20)   $   (1.16)  $    (.40)
                                                                         =========   =========   =========    =========   =========
           Weighted average basic shares outstanding.................        8,718       8,749      10,123       11,586      11,660
                                                                         =========   =========   =========    =========   =========
           Diluted earnings (loss) per share.........................    $   (1.71)  $   (1.67)  $   (2.20)   $   (1.16)  $    (.40)
                                                                         =========   =========   =========    =========   =========
           Weighted average diluted shares outstanding...............        8,718       8,766      10,123       11,586      11,660
                                                                         =========   =========   =========    =========   =========

                                                                                          Year Ended December 31,
                                                                        ------------------------------------------------------------
                                                                           1997        1998        1999         2000        2001
                                                                        ----------  ----------  ----------   ----------   ----------
                                                                                          (In Thousands)
      Balance Sheet Data:
      Working capital................................................   $   34,849   $ 16,706    $ 11,254     $  2,622    $    (896)
      Total assets...................................................   $   50,219   $ 39,742    $ 26,488     $  9,085    $   1,678
      Long-term obligations, net of current portion..................           --         --          --           --           --
      Total stockholders' equity.....................................   $   40,580   $ 26,101    $ 17,323     $  4,389    $    (227)

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

Results of Operations

    The following discussion of the Company's consolidated results of operations for the years ended December 31, 1999, 2000, and 2001 is based upon the consolidated statements of operations data contained in the Company's selected consolidated financial data appearing elsewhere in this report. The following discussion and analysis should be read in conjunction with the financial information set forth under "Selected Consolidated Financial Data" and the consolidated financial statements, including the notes thereto, included elsewhere herein.

    The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's consolidated statements of operations:

                                                                             Year Ended December 31,
                                                                         ---------------------------------
                                                                           1999       2000       2001
                                                                         -------    -------    -------
     Net sales............................................                100.0%     100.0%     100.0%
     Cost of goods sold...................................                 98.4       88.7      125.4
                                                                          -----      -----      -----
        Gross profit......................................                  1.6       11.3      (25.4)
                                                                          -----      -----      -----
     Operating expenses:..................................
      Research and development............................                 11.8       16.7       14.2
      Selling, general and administrative.................                 58.9       71.1       72.5
      Asset impairment and other charges..................                  ---       31.0       13.1
                                                                          -----      -----      -----
         Total operating expenses.........................                 70.7      118.8       99.8
                                                                          -----      -----      -----
      Loss from operations................................                (69.1)    (107.5)    (125.2)
      Non-operating income................................                  1.1       14.0        4.6
                                                                          -----      -----      -----
      Loss before income taxes............................                (68.0)     (93.5)    (120.6)
      Income taxes benefit................................                  ---        ---        ---
                                                                          -----      -----      -----
      Net loss............................................                (68.0)%    (93.5)%   (120.6)%
                                                                          =====      =====     ========

Years Ended December 31, 1999, 2000, and 2001

    Net Sales. The Company's net sales decreased by 73.2% from $14.4 million in 2000 to $3.9 million in 2001 and decreased by 56% from $32.8 million in 1999 to the $14.4 million in 2000. The decrease in sales in 2001 was primarily attributable to data communications products which the Company did not have any sales of this product line in the current year. The Company ceased selling data communications products in 2000. The net sales decrease from 1999 to 2000 was primarily attributable to data communications products, which were adversely affected by the Company's decision to cease production and sales of the data communications product line in June of 2000, together with industry-wide lower sales and pricing pressure.

    The most significant decrease from 1999 to 2000 was with Global Village branded data communications products, where sales decreased to $4.3 million in 2000 compared to net sales of $13.0 million in 1999. During 1999, Apple Computer, Inc. ("Apple") introduced a new line of Power Macintosh G3 computers equipped with either a non-Global Village internal modem or an internal Zip drive at no additional cost. The Company believes that the Apple promotion continued to have a negative impact on sales of Global Village modems in 2000. Additionally, in 2000, the Company decided to no longer offer data communications products.

    Engineering service revenue decreased by 19.8% from $4.8 million in 2000 to $3.9 million in 2001. Engineering service revenue in 2001 consisted primarily of $2.8 million for contract engineering and $1.1 million from prototype and product sales arising from engineering contracts. This compares to engineering services revenue for 2000 which consisted primarily of $3.4 million for contract engineering, $0.8 million in royalties from licensing the Company's Internet appliance reference design, and $0.6 million from prototype and product sales arising from engineering contracts. In 1999 the Company had revenue of $0.7 million for contract engineering, which was the first year of this type of revenue.

    The Company did not have any international sales during 2001. International sales decreased by 70% in 2000 as compared to 1999. In 1999 and 2000, international sales comprised approximately 13%, and 8%, respectively, of the Company's net sales. International sales declined in 2001 and 2000 primarily due to the Company's decision to cease production and sales of the data communications product line. International sales declined in 1999 primarily because of the strength of the U.S. dollar, which affected the pricing competitiveness of the Company's data communications products, particularly in the Asia/Pacific Rim region.

    The following table presents the net sales for the Company's product categories for the periods indicated. Net sales of data communications products have declined in each of the last four years. The Company exited the data communications business in 2000. Revenues from engineering service contracts decreased in 2001 from 2000 primarily because of the difficult economic environment in the technology sector where outsourcing of engineering work was reduced significantly as research and development budgets by companies were reduced. Revenue from engineering services increased substantially in 2000 from 1999 as a result of the Company's decision to embark on its plan to transform itself into a provider of software and systems services.
     -------------------------------------------------------------------.


                                                                                   Year Ended December 31,
                                                                -----------------------------------------------------------
          Product Categories                                       1999       %        2000        %       2001        %
          ------------------                                    -------   --------  -------    --------  ------    --------
                                                                                   (Dollars in thousands)
     Data communications....................................    $ 25,844      79%   $  7,393       51%
     Custom manufacturing...................................         769       2         138        1
     Multimedia.............................................          --      --          --       --
     Video graphics.........................................          62      --          --       --
     Video conferencing.....................................         316       1          --       --
     I/O, IDE and Multiport.................................       3,798      12       1,799       12
     Networking.............................................         420       1          --       --
     Internet access devices and thin clients...............         843       3         259        2
     Engineering Services...................................         715       2       4,808       34      3,858      100%
                                                                --------   ------   --------   -------    ------      ----
     Total net sales........................................    $ 32,767     100%   $ 14,397      100%    $3,858      100%
                                                                ========   ======   ========   =======    ======     =====

    Gross Profit: The Company recorded a gross profit (loss) of ($1.0) million in 2001 compared to a gross profit of $1.6 million in 2000. The Company's negative gross profit for 2001 was the result of engineering costs being charged to products that exceeded recognized revenue for the project. This situation can be caused by a number of factors such as under-pricing of the project, inefficiency of the engineers, excess number of engineers, and difficulties encountered in the project. The Company decreased it engineering staff in the second quarter to partially rectify the situation where the workload had diminished. This resulted in a small gross profit in the third quarter, however in the fourth quarter of 2001 the Company had a low level of engineering service revenue, which again resulted in a small negative gross profit. Gross profit increased to $1.6 million in 2000 from $0.5 million in 1999 and increased as a percentage of net sales from 1.6% in 1999 to 11.3% in 2000. The Company's gross profit improvement in 2000 was the result of the Company's transition from primarily a data communications products manufacturer to a software and systems solutions-based services provider.

    The gross profit margins on the Company's data communications products were impacted by poor general industry conditions such as lower sales and declining prices and the Company's transition out of the data communications business. The Company's decision to cease production and sales of the data communications product line resulted in insignificant data communications product sales in 2001. The factors that have affected gross margins in the past for the data communications business, such as product and channel mix, wholesale distributors and retailers versus OEM's, component costs and manufacturing efficiency and capacity utilization will be different for the software and systems solution-based services business. In addition, industry dynamics are different for a service business than for a products business. For a company providing software and systems solution-based services, the factors that affect gross margins include the size of the interactive TV market, the amount of competition, a rapidly-changing technology, and the ability to develop expertise that will attract customers desiring to outsource engineering.

    On March 3, 2000, the Company completed the sale of certain of its assets relating to its manufacturing operations at 1377 Clint Moore Road, to Boundless, a wholly owned subsidiary of Boundless Corporation (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1.0 million to be paid in eight equal installments of $125,000 plus accrued interest, commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. The obligations of Boundless under the Note are guaranteed by Boundless Technologies, Inc. and Boundless Corporation. Additionally, concurrent with the closing of the Boundless Transaction, the Company had entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

    Under the Supply Agreement, the Company guaranteed that it would purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company fell short of the cumulative prorated amount guaranteed in any of the four 90-day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90-day period in which the shortfall occurred. In connection with the Company's decision to cease production and sales of the data communications product line, the Company had eliminated its purchase of data communications products from Boundless and estimated that there would be a shortfall in meeting its contractual purchase commitment of $1.8 million. The calculation of the shortfall in the purchase commitment took into consideration the Company's purchase requirements for data communications products through December 31, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. As of December 31, 2000, the Company had not yet paid $1.4 million of the shortfall to Boundless. However, this obligation was fulfilled during 2001 through a combination of cash payment and offset of the note due from Boundless. There is no minimum purchase obligation during the second year of the Supply Agreement and all obligations to Boundless have been satisfied.

    Research and Development Expenses. Research and development expenses were $3.9 million in 1999, $2.4 million in 2000, and $0.5 million in 2001. The portion of the engineering department allocated to research and development in the current year is for those projects that the company is internally funding and for which there is no customer contact. In 2001 the Company had as a goal to bill external clients for an increasing portion of the total engineering hours and thus have limited resources on research and development projects. In 2001 the Company's strategy was to license its base reference design and do customized work and improvements on the set top box on a contract-engineering basis. The Company anticipates that more research and development will be done in 2002 because the Company has decided to further develop and sell its own set top box as a product offering. There cannot be any assurance that increased focus on research and development will be successful in developing new products.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses were $19.3 million in 1999, $10.2 million in 2000, and $2.8 million in 2001 and represented 58.9%, 71.1%, and 72.5% respectively, of net sales for each of those years. Management of the Company focused on reducing expenses during 2001 and 2000 in conjunction with the Company's decision to exit the data communications industry and to return to profitability. Included in selling, general and administrative expenses in 1999, and 2000 was approximately $65,000, and $240,000, respectively, in provisions for write off of uncollectible accounts.

    In 2001 selling and administration expense were $7.5 million lower than 2000. This was the continuation of expense reductions to resize the operation to its new business opportunity and lower sales level. The cost structure for an engineering company providing software and systems solutions-based services is different than a data communications products company. Selling and marketing expenses declined by $3.6 million, technical support by $0.9 million and general administration expense by $3.0 million. In 2000, selling, general, and administrative expenses were $9.1 million lower than in 1999. Such decrease is attributable primarily to a decrease in corporate and other expenses of $3.0 million, $2.8 million lower sales expenses, $1.4 million lower technical support expenses, $670,000 lower costs due to discontinuation of the Thin Client product marketing efforts, $522,000 less in trade show expenses, $458,000 less in corporate facilities expenses, and a gain of $292,000 on the sale of fixed assets.

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

    Asset Impairment and Other Charges: In the fourth quarter of 2001 the Company recorded a charge for the write-off of a technology license in the amount of $0.5 million which is recorded under "Asset impairment and other charges" in the Consolidated Statement of Operations for the twelve months ended December 31, 2001. This asset was considered impaired because of changes occurring in technology, the lack of clear visibility of future positive cash flow, and a desire by our customer to move towards a new platform.

     The charges to operations relating to impairment of goodwill and tradenames and the shortfall under the Supply Agreement totaling $4.5 million are recorded under "Asset impairment and other charges" in the Consolidated Statements of Operations for the twelve months ended December 31, 2000. The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. The Company significantly reduced its purchase orders for new products from Boundless, and procurement of new data communications products was eliminated by September 30, 2000. In addition, the Company sold certain assets to Zoom to provide the Company with a smooth and customer-oriented transition out of analog modem products. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2.7 million. The elimination of new purchase orders to Boundless in 2000 resulted in the Company falling short of the guarantee purchase commitments under the Supply Agreement with Boundless. Although purchases by Zoom from Boundless of the Company's products relating to analog modems could have mitigate the shortfall, (see Note 10, "Commitments and Contingencies" and Note 11, "Agreement between Inprimis, Inc. and Zoom Telephonics" to the Consolidated Financial Statements included in Item 8 hereof), the Company estimated that the shortfall amounted to $1.8 million and took a charge to operations in 2000 for this amount. As of December 31, 2000, Zoom had not made any commitments to manufacture the Company's products at Boundless and no commitments were made during 2001.

    Provision for Income Taxes. The effective tax rate in 1999, 2000, and 2001 was zero percent.

Liquidity and Capital Resources

    As of December 31, 2001, the Company's working capital decreased by $3.5 million from December 31, 2000. This decrease was primarily the result of a $5.0 million decrease in cash, a $.9 million decrease in trade receivables, and a decrease in prepaid expenses of $.5 million, offset by a $2.9 million decrease in accrued expenses and other liabilities. The Company as of December 31, 2001 had a working capital deficit of $0.9 million. The Company's operations used cash of $5.0 million in 2001.


    On January 3, 2002 the Company and Ener1 Holdings, Inc. ("Ener1") completed a Securities Purchase Agreement where Ener1 acquired a controlling interest in the Company. Under the Agreement, Ener1 agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million. The shares purchased by Ener1 will represent 80% of the issued and outstanding capital stock of the Company. The Company issued to Ener1 on January 4, 2002, 12,500,001 shares of the Company's common stock, representing a majority of the issued and outstanding stock of the Company at that time. On March 11, 2002 the Company's shareholders approved an increase in its authorized common stock from 25,000,000 to 200,000,000 shares. Upon approval of the increase in authorized shares the Company issued to Ener1 Holding, Inc the remaining 34,626,415 shares pursuant to a convertible note and an escrow arrangement.

     At closing on January 3, 2002, Ener1 paid to the Company $680,000 and placed $520,000 in escrow. Of the amount paid at closing, $246,464 represented partial consideration for the 12,500,001 shares of common stock of the Company issued at closing and

$433,536 represented partial consideration for a non-interest bearing note in the amount of $481,706 that is convertible into 18,917,594 shares of common stock. The convertible note automatically converted into the Company's common stock on March 11, 2002 when the shareholders approved the increase in authorized shares. Of the $520,000 placed into escrow, $120,000 represents a holdback of part of the purchase price in respect of the convertible note and shares issued at closing. The $120,000 will remain in escrow for four months or to May 3, 2002 as recourse for any breach by the Company of any of its representations, warranties or covenants contained in the Securities Purchase Agreement.

     The remaining $400,000 of escrow is in consideration for 15,708,821 shares of common stock of the Company to be issued to Ener1 upon the approval by the Company's stockholders of sufficient additional authorized common stock, which occurred on March 11, 2002. The escrow agreement allowed for the reduction of the escrow funds of $200,000 if the Company did not meet a stockholders equity test as of December 31, 2001. This stockholders equity test was not met and the Company was not eligible to receive these funds. On February 22, 2002 the $200,000 held back because of not meeting the stockholders' equity test was released from escrow when the Company executed with Ener1 a one year term note that is payable February 22, 2003 which carries an interest rate of 12%.

     Therefore in consideration of the $880,000 of equity that the Company has received to date in this transaction, it has issued 47,126,416 shares of common shares to Ener1 at an effective price of $.0186731 per share. If the $120,000 of escrow funds being held for the Company's representations, warranties or covenants contained in the Securities purchase agreement is released the effective price per share that the shares were issued at is $.0212195.

       The Company incurred substantial operating losses and negative operating cash flow in 1999, 2000 and 2001. The Company's history of substantial operating losses and negative cash flow, as well as its limited backlog, gives rise to substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time even after taking into consideration the funding raised on January 3, 2002. An unfavorable outcome of the legal contingencies (see Note 10) would also have an adverse affect on the Company's cash flow. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. There can be no assurances that the Company will return to profitable operations. In that event, management does not believe that existing cash balances and cash generated from operations will be sufficient to meet its liquidity and capital needs for the next twelve months. See also Note 1 to the Company's Financial Statements, located in Item 8 of this Form 10-K, and "Liquidity and Capital Resources," under "Certain Factors That May Affect Future Performance."

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

Commitments and Critical Accounting Policies

     The Company has no significant commitments as of December 31, 2001.

     The accounting principles applied by the Company for which acceptable alternative principles are available is the use of APB # 25 compared to SFAS # 123 related to recording employee stock compensation. The Company continues to apply the intrinsic method of measuring employee stock compensation under APB # 25 and disclose the effects of measuring the compensation using the fair value method prescribed in SFAS # 123 which is consistent with the treatment employed by most public companies.

    Revenue from engineering services contracts is recognized as the work is performed. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. Contracts are generally either time-and-materials or fixed-price in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did not have a significant amount of work under a fixed price contract as of December 31, 2001. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the

Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of December 31, 2001 and 2000 are recorded as deferred revenue.

Certain Factors That May Affect Future Performance

    In addition to the other information in this Form 10-K, readers should consider carefully the following factors that may affect the future performance of the Company.

Potential Liquidity and Capital Resource Difficulties

     The Company has incurred substantial operating losses in 1997, 1998, 1999, 2000, and 2001. Although cash and cash equivalents were $0.4 million as of December 31, 2001, the Company's net cash used in operating activities was $5.0 million for the year ended December 31, 2001. The Company's working capital was a negative ($0.9) million as of December 31, 2001. Furthermore, it is likely that the Company's operations will continue to consume cash in the foreseeable future. An unfavorable outcome of the legal contingencies would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.

     Management has attempted to take steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to 37. In July 2001 the Company implemented a 20% salary reduction for its five management personnel and a 10% salary reduction for other positions. In September 2001 the Company implemented further temporary salary reductions. As of December 31, 2001 the Company had 31 full time employees. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The Company believes that since the engineering service business does not require large amounts of working capital, which were required in the products business, the alignment of sales and expenses is the key to cash flow and to preserving the Company's limited cash resources. As the Company moves back into the products business substantial capital may be required to support working capital needs. The Company uses its best efforts to secure partial advance payments on product orders. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables. However, in the near term, the Company believes it must achieve the aforementioned financial goals in order to continue to operate.

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

Dependence on Key Personnel

     The Company is dependent on its executive officers and other key personnel, certain of whom could rtain of these people were to leave the Company, operating results could be adversely affected. The future growth and success of the Company also depends in part on its ability to attract and retain skilled employees. In light of the Company's overall financial condition, it may be difficult to implement compensation packages sufficient to attract and retain such skilled employees. All five of the Company's executive officers have formal employment contracts.



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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                                 Page
                                                                                                                 ----
    (1)     Financial Statements
            Independent Auditors' Reports....................................................................      23
            Consolidated Balance Sheets......................................................................      25
            Consolidated Statements of Operations............................................................      26
            Consolidated Statements of Stockholders' Equity (Deficiency in Assets)...........................      27
            Consolidated Statements of Cash Flows............................................................      28
            Notes to Consolidated Financial Statements.......................................................      29
    (2)     Financial Statement Schedules
            Schedule II-- Consolidated Valuation and Qualifying Accounts.....................................      41

    Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORTS

To the Board of Directors and Stockholders of Inprimis, Inc.
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Inprimis, Inc. (formerly Boca Research Inc.) and Subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficiency in assets), and cash flows for the year ended December 31, 2001. Our audit also includes the financial statement schedule listed in the Index at Item 8. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inprimis, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative cash flows and expected cash requirements for 2002 raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Kaufman, Rossin & Co.


Miami, Florida
March 8, 2002 (except for Note 18, as to which
               the date is March 21, 2002)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Inprimis, Inc.

We have audited the accompanying consolidated balance sheet of Inprimis, Inc. and subsidiaries (the "Company"), as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 2000. Our audits also included the financial statement schedule, for the years ended December 31, 1999 and 2000, listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inprimis, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, for the years ended December 31, 1999 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 2000 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses from operations, negative cash flows and expected cash requirements raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida
February 22, 2001

                         INPRIMIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
                                                                     ------------------------
                                                                         2000         2001
                                                                     -----------   ----------
                                            ASSETS
Current Assets:
     Cash and cash equivalents (Note 2).........................     $ 5,453,840   $   437,687
     Trade receivables, net (Notes 2, 14, 15)...................       1,203,788       314,755
     Inventories (Notes 2, 3) ..................................             ---        90,000
     Prepaid expenses and other assets..........................         661,432       166,472
                                                                     -----------   -----------
          Total current assets..................................       7,319,060     1,008,914
Property and equipment, net (Notes 2, 4)........................         970,959       632,487
Other assets (Note 15)..........................................         795,212        36,117
                                                                     -----------   -----------
TOTAL...........................................................     $ 9,085,231   $ 1,677,518
                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

Current liabilities:
     Accounts payable...........................................     $ 1,258,480   $ 1,231,335
     Deferred revenue (Note 2)..................................         161,016       245,200
     Accrued expenses and other liabilities (Note 6)............       3,277,206       428,378
                                                                     -----------   -----------
          Total current liabilities.............................       4,696,702     1,904,913
                                                                     -----------   -----------

Commitments and contingencies (Note 10)
Stockholders' equity (deficiency in assets) (Note 12):
     Preferred stock, 5,000,000 $.01 par value shares
      authorized, none issued and outstanding at
      December 31, 2000 and 2001................................             ---           ---
     Common stock, 25,000,000 $.01 par value shares
      authorized, 11,608,788 and 11,781,604 issued and
      outstanding at December 31, 2000 and 2001, respectively...         116,088       117,816
     Additional paid-in capital.................................      40,043,116    40,082,105
     Accumulated deficit........................................     (35,770,675)  (40,427,316)
                                                                     -----------   -----------
          Total stockholders' equity (deficiency in assets).....       4,388,529      (227,395)
                                                                     -----------   -----------
TOTAL...........................................................     $ 9,085,231   $ 1,677,518
                                                                     ===========   ===========





                See notes to consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Year ended December 31,
                                                   ------------------------------------------------------
                                                            1999             2000             2001
                                                            ----             ----             ----
Net sales (Note 14)
    Product sales...............................     $   32,052,117   $   10,237,077   $    1,070,981
    Engineering services........................            715,000        4,160,132        2,787,438
                                                     --------------   --------------   --------------
      Total.....................................         32,767,117       14,397,209        3,858,419
Cost of goods sold..............................         32,234,423       12,764,004        4,841,164
                                                     --------------   --------------   --------------
     Gross profit (loss)                                    532,694        1,633,205         (982,745)
                                                     --------------   --------------   --------------

Operating expenses:
  Research and development (Note 2).............          3,862,844        2,412,734          547,594
  Selling, general and administrative...........         19,316,125       10,244,938        2,795,354
  Asset impairment and other charges (Note 7)...                ---        4,457,870          506,667
                                                     --------------   --------------   --------------
    Total operating expenses....................         23,178,969       17,115,542        3,849,615
                                                     --------------   --------------   --------------
Loss from operations............................        (22,646,275)     (15,482,337)      (4,832,360)
                                                     --------------   --------------   --------------

Non-operating income (expense):
  Interest income...............................            459,113          591,201           93,383
  Other income (Note 8).........................            132,159        1,429,782           85,046
  Interest expense..............................           (213,719)              (8)          (1,110)
                                                     --------------   --------------   --------------
    Total non-operating income, net.............            377,553        2,020,975          177,319
                                                     --------------   --------------   --------------
Loss before income taxes........................        (22,268,722)     (13,461,362)      (4,655,041)
Income taxes (Notes 2,5)........................              7,796            1,600            1,600
                                                     --------------   --------------   --------------
Net Loss........................................     $  (22,276,518)  $  (13,462,962)  $   (4,656,641)
                                                     ==============   ==============   ==============

Basic Loss per share (Note 2)...................     $        (2.20)  $        (1.16)  $         (.40)
                                                     ==============   ==============   ==============
Weighted average basic shares...................         10,122,948       11,586,284       11,659,805
                                                     ==============   ==============   ==============
Diluted Loss per share (Note 2).................     $        (2.20)  $        (1.16)  $         (.40)
                                                     ==============   ==============   ==============
Weighted average diluted shares outstanding.....         10,122,948       11,586,284       11,659,805
                                                     ==============   ==============   ==============





                 See notes to consolidated financial statements.

                        INPRIMIS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
             FOR THE YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001

                                             Common Stock
                                         --------------------------     Additional
                                           Number                        Paid-in       Accumulated
                                         Of Shares        Amount         Capital         Deficit               Total
                                         ---------        ------         -------         -------               -----
Balance at December 31, 1998........      8,756,487     $  87,565    $  26,045,128    $     (31,195)    $   26,101,498
Stock options exercised.............        236,343         2,364          719,490                             714,854
Employee stock purchase plan........         43,913           439          118,677                             119,116
Sale of shares to investors.........      2,439,050        24,390       12,639,783                          12,664,173
Net loss............................                                                    (22,276,518)       (22,276,518)
                                         ----------     ---------    -------------    -------------     --------------
Balance at December 31, 1999........     11,475,793       114,758       39,516,078      (22,307,713)        17,323,123
Stock options exercised.............        111,832         1,118          390,766                             391,884
Employee stock purchase plan........         21,163           212          110,372                             110,584
Stock options issued for services...                                        25,900                              25,900
Net loss............................                                                    (13,462,962)       (13,462,962)
                                         ----------     ---------    -------------    -------------     --------------
Balance at December 31, 2000........     11,608,788       116,088       40,043,116      (35,770,675)         4,388,529
Stock options exercised.............        150,000         1,500           (1,500)
Stock options issued for services...                                        27,000                              27,000
Employee stock purchase plan........         22,816           228           13,489                              13,717
Net loss............................                                                     (4,656,641)        (4,656,641)
                                         ----------     ---------    -------------    -------------     --------------
Balance at December 31, 2001........     11,781,604     $ 117,816    $  40,082,105    $ (40,427,316)    $     (227,395)
                                         ==========     =========    =============    ==============    ==============





                 See notes to consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
                                                                      ------------------------------------------------
                                                                           1999             2000             2001
                                                                      --------------   --------------   --------------
     OPERATING ACTIVITIES
     Net loss.....................................................    $ (22,276,518)   $ (13,462,962)   $ (4,656,641)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization.............................        3,279,745        1,706,006         662,488
        Provision for inventory obsolescence......................        3,677,280          428,041             ---
        Adjustments for asset impairment and other charges........              ---        4,457,870         506,667
        Gain on sale of securities and shares in
          foreign investment......................................              ---       (1,193,767)            ---
        Gain on sales of property and equipment...................         (141,741)        (292,480)            ---
        Stock options issued for services.........................              ---           25,900          27,000
        Change in assets and liabilities..........................
        (Increase) decrease in:
          Trade receivables.......................................        7,926,236        2,419,135         889,033
          Inventories.............................................        1,896,310        3,244,354         (90,000)
          Prepaid expenses and other assets.......................         (802,389)         697,807           2,389
        Increase (decrease) in:
          Accounts payable........................................       (2,359,954)      (3,185,583)        (87,505)
          Accrued expenses and other liabilities..................           81,925       (2,616,481)     (2,290,909)
          Income taxes payable....................................        2,051,559              ---             ---
          Deferred revenue........................................          602,417         (441,401)         84,184
                                                                      -------------    --------------   ------------
          Net cash  used in operating activities..................       (6,065,130)      (8,213,561)     (4,953,594)
                                                                      -------------    --------------   ------------

     INVESTING ACTIVITIES
        Cash paid for acquisition.................................       (2,800,000)             ---             ---
        Proceeds from sale of securities and shares in
          foreign investment......................................              ---        1,469,732             ---
        Proceeds from sale of property and equipment .............          876,726          715,000             ---
        Payments received on note from Boundless .................              ---          375,000          63,075
        Capital expenditures......................................         (649,599)      (1,213,946)       (139,350)
                                                                      -------------    -------------    ------------
          Net cash provided by (used in) investing activities.....       (2,572,873)       1,345,786         (76,275)
                                                                      -------------    -------------    ------------

     FINANCING ACTIVITIES
       Proceeds from issuance of common stock.....................       13,498,143          502,468          13,717
                                                                      -------------    -------------    ------------
          Net cash provided by financing activities...............       13,498,143          502,468          13,717
                                                                      -------------    -------------    ------------

     Net increase (decrease) in cash and cash
       equivalents................................................        4,860,140       (6,365,307)     (5,016,152)
     Cash and cash equivalents at beginning of year...............        6,959,007       11,819,147       5,453,840
                                                                      -------------    -------------    ------------
     Cash and cash equivalents at end of year.....................    $  11,819,147    $   5,453,840    $    437,688
                                                                      =============    =============    ============

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
       Cash paid during the year for:
         Income taxes (net of refunds)............................    $  (2,043,764)   $       1,600    $      1,600
                                                                      =============    =============    ============
         Interest.................................................    $     185,641    $         ---    $        ---
                                                                      =============    =============    ============

       Non cash investing and financing activities:
         Note received from Boundless in the Asset Purchase
           Agreement..............................................    $         ---    $   1,000,000    $        ---
                                                                      =============    =============    ============
          Decrease in note receivable from Boundless as an
            offset for payment against the minimum purchase
            guarantee and accounts payable to Boundless...........    $         ---    $         ---    $    561,925
                                                                      =============    =============    ============





                See notes to consolidated financial statements.

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

    Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows in 1999, 2000, and 2001, and as of December 31, 2001, had an accumulated deficit of $40.4 million. Cash used in operations for the years ended December 31, 1999, 2000, and 2001 was $6.1 million, $8.2 million, and $4.9 million respectively. It is likely that the Company's operations will continue to consume cash into 2002. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Management Plans. The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. Should the Company require additional capital, there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company on January 3, 2002 completed a transaction with Ener1 Holdings, Inc., which resulted in additional capital of $880,000, which does not mitigate the requirement that the Company must achieve positive cash flows in the near term or seek additional capital. It is anticipated that the Company will experience a significant net loss in the first quarter of 2002.

2.  SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The accompanying consolidated financial statements include Inprimis, Inc. and its wholly owned subsidiaries: Inprimis Technologies, Inc.; Boca Research of Delaware, Inc.; Boca Research International, Inc.; Boca Research Holland B.V.; Boca Research (UK) Limited; Boca Research International Holdings Ltd.; Boca Global, Inc.; AppsCom, Inc.; and Complete Acquisition Corp. Intercompany accounts and transactions have been eliminated in consolidation.

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

     The Company has recorded deferred tax assets of approximately $20,721,000 and $22,423,000 at December 31, 2000 and 2001 respectively, which are completely offset by valuation allowances. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

    Cash and Cash Equivalents. Cash and cash equivalents include cash balances in deposits at banks, overnight repurchase agreements, money market funds, and various other financial instruments having an original maturity of three months or less. The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits.

    Inventories. Under the Zoom Agreement, dated July 28, 2000 (see Note 11), Zoom, acting as a master distributor, had the right to sell products from the Company's inventories, utilizing the Global Village and Boca Research brand names. Zoom did not exercise its right during 2000 and 2001 and the Company does not have any inventories related to the Data Communications products business. The Company maintains minimal inventories in order to satisfy small orders from customers for Company developed prototypes. However, the new business direction may require the Company to have significant inventories in the future.

    Property and Equipment. Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives, of three to five years of the related assets. Leasehold improvements are amortized over the shorter of the assets' life or the terms of the lease agreement.

    Intangible Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." In accordance with SFAS No. 121, long-lived assets to be held are reviewed for events or changes in circumstances, which indicate that their carrying amount may not be recoverable. The Company periodically evaluates the carrying amount of the intangible assets versus the cash benefit expected to be realized and adjusts for any impairment of value. (See Note 7)

    Research and Development Costs. Research and development costs are expensed as incurred.

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

    Earnings (Loss) Per Share. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options discussed in Note
12) unless consideration of such dilutive potential common shares would result in anti-dilution. All outstanding stock options are priced above the average market price, therefore, all options were excluded due to their anti-dilutive effect on earnings per share for the years ended December 31, 1999, 2000, and 2001.

    Revenue Recognition. Revenue from engineering services contracts is recognized as the work is performed. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. Contracts are generally either time-and-materials or fixed-price in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of December 31, 2001 and 2000 are recorded as deferred revenue.

    Under the Zoom Agreement, dated July 28, 2000 (see Note 11), Zoom has the right to introduce new products within both (Global Village and Boca Research brand names) of the Company's former product lines. In general, except for minor royalty payments, no payment will be received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's product lines over the subsequent 12 months exceed $12 million; $1.0 million if sales by Zoom of the Company's product lines over the subsequent 12 months exceed $19 million; and $2.0 million if sales by Zoom of the Company's product lines over the subsequent 12 months exceed $24 million. The Company did not receive any payments pursuant to the foregoing performance schedule.

     Trade Receivables. Trade receivables are presented net of an allowance for doubtful accounts of $580,000 and $12,000 as of December 31, 2000 and 2001, respectively, and net of the allowance for sales returns and price protection of $100,000 and $0 as of December 31, 2000 and 2001, respectively.

     Stock Compensation :Options granted to employees under the Company's Stock Option Plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. The accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net income and earnings per share have been made in accordance with SFAS 123.

    Recently Issued Accounting Pronouncements and Interpretations. In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements:
Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Adopting SFAS Nos. 141 and 142 will not have a material impact the Company's financial statements, although future acquisitions would be affected by these statements.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of SFAS No. 143 and No. 144 and therefore, at this time, cannot reasonably estimate the effect of these statements on its financial condition, results of operations and cash flows.

    Product Warranties. Under the Zoom Agreement, the Company continues to support all the products it has already shipped or will be shipping and will remain responsible for warranties, returns, and technical support for these products. The Company outsources technical support to Zoom in order to provide customers with a single point of contact.

    Advertising. Since the Company has transitioned from the data communications business, the Company no longer participates in cooperative advertising programs. Costs of advertising by the Company are expensed as incurred. Total advertising expense for 1999, 2000, and 2001 was $3.3 million, $1.3 million, and $0.0 respectively.

    Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2001 presentation.

    Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other liabilities approximates fair value.

3.  INVENTORIES

    Inventories, which are stated at the lower of cost or market, consisted of the following:

                                                                                      At  December 31,
                                                                               ------------------------------
                                                                                    2000            2001
                                                                               --------------  --------------
                 Raw materials.............................................      $   365,710   $        ---
                 Work-in-progress..........................................           56,983         90,000
                 Finished goods............................................           73,471            ---
                 Allowance for obsolescence................................         (496,164)           ---
                                                                                 -----------   ------------
                                                                                 $         0   $     90,000
                                                                                 ===========   ============


4. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:

                                                                                      At December 31,
                                                                               -----------------------------
                                                                                    2000            2001
                                                                               --------------  -------------
                 Machinery and equipment...................................     $  1,669,960   $  1,843,611
                 Furniture and fixtures....................................          554,364        554,364
                 Leasehold improvements....................................        1,033,186      1,063,550
                 Vehicles..................................................              ---            ---
                                                                                ------------   ------------
                      Total cost...........................................        3,257,510      3,461,525
                 Less accumulated depreciation.............................       (2,286,551)    (2,829,038)
                                                                                ------------   ------------
                                                                                $    970,959   $    632,487
                                                                                ============   ============

    Depreciation and amortization expense for the years ended December 31, 1999, 2000 and 2001 was $1.8 million, $860,000, and $542,488, respectively.

5.   INCOME TAXES

    Deferred income tax assets (liabilities) in the accompanying balance sheets as of December 31, 2000 and 2001 are attributable to the following items:

                                                                                       At December 31,
                                                                                ----------------------------
                                                                                     2000           2001
                                                                                -------------  -------------
                 Accounts receivable allowances............................     $    231,200   $      4,091
                 Accrued expenses..........................................          282,674         62,159
                 Inventory obsolescence allowance..........................          168,692            ---
                 Goodwill..................................................          438,852      2,555,419
                 Depreciation..............................................           34,000        284,608
                 Liability for product warranties..........................          222,020         11,900
                 Federal and state net operating loss carryforwards........       19,009,517     19,504,674
                 AMT credit carryforward...................................          334,294            ---
                                                                                ------------   ------------
                 Gross deferred tax asset..................................       20,721,249     22,422,851
                 Valuation allowance.......................................      (20,721,249)   (22,422,851)
                                                                                ------------   ------------
                                                                                $          0   $          0
                                                                                =============  ============

    The Company has a federal and Florida net operating loss carryforward available to offset future federal and Florida taxable income of approximately $51 million and $41 million, respectively. The federal net operating loss carryover will begin to expire in 2018, while the Florida net operating loss carryforwards will begin to expire in 2011. Due to the change in ownership in January 2002, these carryforwards could be subject to substantial restrictions. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events, which may cause limitations in the amount of net operating losses that the Company may utilize in any one year, include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period.

    A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by $1.7 million in the year ended December 31,2001. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.


    The components of income taxes (benefit) in the accompanying statements of operations are as follows:

                                                                            Year Ended December 31,
                                                                 -------------------------------------------
                                                                      1999            2000          2001
                                                                 -------------   ------------- -------------
                 Federal:
                      Current..............................      $      7,796     $         0   $         0
                      Deferred.............................                 0               0             0
                                                                  -----------     -----------   -----------
                           Total...........................             7,796               0             0
                                                                  -----------     -----------   -----------
                 State:
                      Current..............................                 0           1,600         1,600
                      Deferred.............................                 0               0             0
                                                                  -----------     -----------   -----------
                                                                            0               0             0
                                                                  -----------     -----------   -----------
                           Total...........................       $     7,796     $     1,600   $     1,600
                                                                  ===========     ===========   ===========

    The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:

                                                                                Year Ended December 31,
                                                                         ------------------------------------
                                                                            1999         2000         2001
                                                                         ----------   ----------   ----------
                 Statutory rate applied to loss before income taxes.         35.0%        35.0%        35.0%
                 Decrease in income taxes (benefit) resulting from:
                      Rate differential.............................         (1.0)        (1.0)        (1.0)
                      Valuation allowance...........................        (34.0)       (34.0)       (37.0)
                      State income tax benefit......................          0.0          0.0          5.0
                      Other, net....................................          0.0          0.0         (2.0)
                                                                             ----         ----         -----
                      Effective income tax rate.....................          0.0%         0.0%         0.0%
                                                                             ====         ====         ====

6.  ACCRUED EXPENSES AND OTHER LIABILITIES

    Accrued expenses and other liabilities consisted of the following:

                                                                            At December 31,
                                                                     -----------------------------
                                                                         2000            2001
                                                                     -------------   -------------
         Cooperative advertising...................................   $   30,000     $       ---
         Salaries, wages, benefits and bonuses.....................      370,948         125,692
         Commissions...............................................       90,000             ---
         Liability for product warranties..........................      653,000          35,000
         Shortfall in guaranteed purchase commitment to Boundless..    1,404,026             ---
         Customer refund payable...................................          ---         250,000
         Other.....................................................      729,232          17,686
                                                                      ----------     -----------
                                                                      $3,277,206     $   428,378
                                                                      ==========     ===========


7.  ASSET IMPAIRMENT AND OTHER CHARGES

    The Company recorded a charge to earnings in 2001 for the write-off of a technology license in the amount of $0.5 million due to changes occurring in technology and the Company could not forecast a positive cash flow from the use of this license. The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing software and systems solutions-based services. Consequently, the Company took several steps to exit the data communications marketplace (see
Note 10, "Commitments and Contingencies" and Note 11, "Agreement between Inprimis, Inc. and Zoom Telephonics"). The Company significantly reduced its purchase orders for new products from Boundless, and procurement of new data communications products was eliminated by September 30, 2000. In addition, the Company sold certain assets to Zoom to provide the Company with a smooth and customer-oriented transition out of the analog modem business. These actions resulted in the Company determining that the goodwill and tradenames related to the data communications business had been impaired as of June 30, 2000, and the Company recorded a charge to operations of $2.7 million. The elimination of new purchase orders to Boundless result ed in the Company falling short of the guaranteed purchase commitments under the Supply Agreement with Boundless. The Company estimated that the shortfall amounted to $1.8 million and took a charge to operations in 2000 for this amount.

8.       OTHER INCOME

     Other income consisted primarily of the following:

                                                                        Year Ended December 31,
                                                            ------------------------------------------------
                                                                 1999             2000             2001
                                                            --------------   --------------   --------------
        Gain on sale of securities.....................     $         ---    $   955,831      $         ---
        Gain on sale of shares in foreign investment...               ---        237,936                ---
        Miscellaneous income ..........................           132,159        236,015             85,046
                                                            -------------    -----------      -------------
                                                            $     132,159    $ 1,429,782      $      85,046
                                                            =============    ===========      =============


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

10.   COMMITMENTS AND CONTINGENCIES

       On March 3, 2000, the Company completed the sale of certain of its assets (the "Purchased Assets") relating to its modem manufacturing operations at 1377 Clint Moore Road to Boundless Manufacturing Services, Inc. ("Boundless"), a wholly owned subsidiary of Boundless Corporation, for $1.7 million in cash and notes (the "Boundless Transaction"). The sale was part of the Company's efforts to improve gross margins and resulted in a gain of $277,000. In accordance with the terms of the Asset Purchase

Agreement between the Company and Boundless Technologies, Inc., which was assigned to Boundless on the closing of the transaction, Boundless paid the Company $700,000 in cash and Boundless issued to the Company a 6% promissory note (the "Note") in the principal amount of $1,000,000 to be paid in eight equal installments of $125,000 plus accrued interest commencing on June 1, 2000, and on the first business day of every third month thereafter, until paid in full. Boundless Technologies, Inc. and Boundless Corporation guaranteed the obligations of Boundless under the Note. As of June 30, 2001 the note receivable was fully satisfied by offsetting the amount due from Boundless with the amount due to Boundless under a minimum guaranteed purchase commitment. This offset provision was provided for under the terms of the contract. Additionally, concurrent with the closing of the Boundless Transaction, the Company entered into a Supply Agreement with Boundless (the "Supply Agreement") pursuant to which the Company agreed to outsource the manufacture of certain products to Boundless for a period of two years.

     Under the Supply Agreement, the Company guaranteed that it would purchase products resulting in proceeds to Boundless exclusive of costs of materials, of at least $3.8 million during the first year of the term of the Supply Agreement. To the extent the Company fell short of the cumulative prorated amount guaranteed in any of the four 90 day periods subsequent to March 3, 2000, the amount of the shortfall would be due within 30 days after the end of the 90 day period in which the shortfall occurred. The Company eliminated its purchase of data communications products from Boundless as of September 30, 2000 and charged an estimated shortfall of $1.8 million to operations in 2000.

     The calculation of the shortfall in the purchase commitment took into consideration the Company's final purchase requirements for data communications products through September 30, 2000, the use of Boundless to fulfill the Company's obligations for warranty repairs, and other opportunities to satisfy the purchase requirements that are afforded by the contract with Boundless. The minimum guaranteed purchase commitment expired as of March 3, 2001 and all obligations under the minimum guaranteed purchase commitment have been satisfied. The Supply Agreement provided that any amounts due under the minimum guaranteed purchase commitment could be offset against the Note Receivable, which the Company did as of March 3, 2001. There is no minimum purchase obligation during the second year of the Supply Agreement.

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

     The Company and its Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway seeks indemnification for payment in the amount of approximately $5 million which it paid to settle patent infringement litigation brought by PhoneTel. In addition to the Company and Boca Global Inc., another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company, but, Boca Global, Inc. remains as a defendant in the action. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to liability, the Company is currently negotiating a settlement of Gateway's claim, and does not believe at this time that the claim will have a material adverse effect on the Company's operating results, financial condition, or cash flows. As of December 31, 2001, $50,000 has been accrued for potential settlement and is included as a component of accrued expenses and other liabilities

     The Company is committed through 2002 for rents under noncancelable operating leases for use of its offices. The aggregate minimum payments under such leases for the year 2002 are $231,798. Rent expense amounted to $449,063, $495,190, and $1,658,221 in 2001, 2000, and 1999, respectively.

11.  AGREEMENT BETWEEN INPRIMIS, INC. AND ZOOM TELEPHONICS, INC.

    As previously reported, on July 28, 2000, the Company concluded a definitive agreement with Zoom Telephonics, Inc. (the "Agreement") pursuant to which Zoom Telephonics, Inc. ("Zoom") acquired certain of the Company's assets, including selected trademarks such as Global Village(TM), rights to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company continues to support all the products it has already shipped or will be shipping and will remain responsible for warranty, returns, and technical support for these products. The Company will outsource technical support to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, has the right to sell products from the Company's inventories, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payment will be received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over the following 12 months exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceed $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the following 12 months exceed $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Zoom has not to date offered any of the Company's previous data communications products, therefore, it is unlikely that the Company will receive any purchase price payments under the performance schedule above. If Zoom manufactures the Company's products at Boundless, the Company would have received credit against the Company's minimum guarantee commitment. As of December 31, 2001, Zoom had not made any commitments to manufacture the Company's products at Boundless and the minimum requirement is no longer in effect.

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

    On April 25, 2001 the Company re-priced 531,946 previously issued options at the fair market value of $.56. The Company on September 21, 2001 re-priced 1,217,946 options at the fair market value of $.135. On November 9, the Company re-priced all 1,459,446 previously issued employee options at the fair market value of $.05. Therefore, all these employee options will have variable plan accounting treatment. If the price of the Company's common stock is greater than the option price, the Company will record compensation expense resulting in a charge to earnings. The majority of the employee options vested on January 3, 2002 because of the change in control. The Company did not record any compensation expense during 2001 because the Company's common stock price was below the exercise price as of December 31, 2001. The price of the common stock was $.12 on March 21, 2001. If this is the price of the common stock on March 31, 2002 the estimated charge to earnings for compensation expense related to these variable stock options will be approximately $102,000. The re-pricing was authorized by the Board of Directors because of the continued substantial decline in the common stock price in order to more effectively retain and motivate the Company's key employees.

     A summary of the status of the Company's stock options as of December 31, 1999, 2000 and 2001 and changes during the years ended on those dates is presented below:

                                                                           1999                  2000                 2001
                                                                   --------------------  -------------------- ----------------------
                                                                               Weighted              Weighted             Weighted
                                                                                Average               Average              Average
                                                                               Exercise              Exercise             Exercise
                                                                     Shares      Price     Shares      Price      Shares    Price
                                                                     ------      -----     ------      -----      ------    -----
Outstanding at beginning of year..............................     1,579,472    $  5.71   1,391,735   $  6.30   1,846,767    $  5.45
Granted.......................................................       362,500       6.20     895,047      3.88   1,084,500        .57
Exercised.....................................................       227,272       2.91     111,832      3.50           0        ---
Cancelled.....................................................       322,965       5.67     328,183      5.47   1,357,821       4.79
                                                                    --------               --------             ---------
Outstanding at end of year....................................     1,391,735       6.30   1,846,767      5.45   1,573,446        .43
                                                                   =========              =========             =========
Exercisable at end of year....................................       949,461       6.37   1,288,554      6.17   1,323,446        .41
                                                                    ========              =========             =========


    The following table summarizes information about stock options outstanding at December 31, 2001 (including options that became exercisable on January 3, 2002 with the change of control):

                                                        Options Outstanding                      Options Exercisable
                                                        -------------------                      -------------------
                              Number           Weighted-Average                             Number
   Range of                 Outstanding            Remaining        Weighted-Average      Exercisable       Weighted-Average
Exercise Price              at 12/31/01        Contractual Life      Exercise Price       at 12/31/01        Exercise Price
---------------            -------------       ----------------     ----------------      -----------       ----------------
$    0.05                  1,460,446                 8.6                $  0.05            1,210,446              $  0.05
$ 4.10-7.19                  113,000                 7.6                $  4.24              113,000              $  4.24



    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss for 1999, 2000, and 2001 would have been $24,920,901, $14,639,507, and $5,521,343 respectively. Pro forma loss per share for 1999, 2000 and 2001 would have been $2.46, $1.26, and $.48 respectively. The weighted average fair value of the options granted during 1999, 2000, and 2001 was estimated at $4.07, $3.42 and $.44 respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 67%, 120% and 120% respectively, weighted average risk-free interest rate of 5.75%, 6.03%, and 4.55% respectively, and expected lives of six years.

    The Board of Directors and shareholders adopted the 1992 Employee Stock Purchase Plan (the "1992 Purchase Plan"). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period, which commences on January 1 and July 1 of each year. During 1999 and 2000, and 2001 there were 43,913, 21,163 and 22,816 shares issued in connection with this plan, respectively. At December 31, 2001, there were options to purchase 2,000 shares at a price of $0.03 per share granted and exercisable under this plan.

13.  SAVINGS PLAN

    In January 1992, the Board of Directors adopted a Savings Incentive Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan upon completion of six months of employment. Each employee may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 33% on each anniversary date of employment. Amounts credited to an employee's account may be distributed to the employee at the earliest of (a) the termination of the employee's employment with the Company; (b) the termination of the Plan; or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan are taxable to the employee until such amounts are distributed to the employee. However, contributions made by the Company are tax deductible. During the years ended December 31, 1999, 2000, and 2001, the Company's contribution expense to the Savings Plan aggregated $107,000, $48,000, and $33,807 respectively.

14.  MAJOR CUSTOMERS AND GEOGRAPHIC DATA

    Before the Company exited the data communications business, the Company sold its products primarily to national, regional, and international wholesale distributors and OEM customers. Sales to distributors accounted for 59%, 41% and 0% of the Company's net sales in 1999, 2000, and 2001, respectively. Sales to OEM customers accounted for 28%, 13% and 0% of the Company's net sales in 1999, 2000, and 2001, respectively.

    Sales to customers who contributed 10% or more of net sales during the years ended December 31, 1999, 2000, and 2001 and the related trade receivable balances at the end of each year were as follows:

                                                               Year Ended December 31,
                                                    ----------------------------------------------
                                                         1999            2000            2001
                                                    --------------  --------------  --------------
    Net sales
         Customer A...........................      $  7,844,103    $  3,657,313    $        ---
         Customer B...........................         5,752,807       1,053,329             ---
         Customer C...........................           368,500       1,595,267       1,184,925
         Customer D...........................               ---             ---         456,929
         Customer E...........................                                           417,850

                                                                  As of December 31,
                                                    ----------------------------------------------
                                                         1999            2000            2001
                                                    --------------  --------------  --------------
    Trade receivables
         Customer A...........................      $  1,771,942    $    177,613             ---
         Customer B...........................         1,423,856         178,315             ---
         Customer C...........................               ---         106,997          97,932
         Customer D...........................               ---             ---          11,233
         Customer E...........................               ---             ---         129,717

    Customers A and B are both wholesale distributors. Customer A contributed greater than 10% of net sales during 1999 and 2000, while Customer B contributed greater than 10% of net sales during 1999. Customer C is a computer software and services provider and has contributed greater than 10% of net sales in 2000 and 2001. Customer D and E are value added reseller, which have contributed greater than 10% of sales in 2001. Custom D and E are start up companies that the Company has a significant amount of credit risk.

    Before exiting the data communications business, the Company sold its products in the United States and in foreign countries primarily through its own sales force and independent manufacturer representative organizations. Net sales by geographic region for the years ended December 31, 1999, 2000, and 2001 are as follows:

                                                                Year Ended December 31,
                                                     ---------------------------------------------
                                                          1999           2000            2001
                                                     -------------- --------------  --------------
    United States.............................       $  26,572,236  $  13,192,898   $   3,585,419
    Europe....................................           1,858,623        969,130             ---
    Other.....................................           4,336,258        235,181             ---
                                                       -----------    -----------   -------------
                                                       $32,767,117    $14,397,209   $   3,585,419
                                                       ===========    ===========   =============

    Because of the Company's transition to an engineering services enterprise, the Company currently does not conduct business or have any long-lived assets located in foreign countries.

15.  RELATED PARTY TRANSACTIONS

     On February 22, 2002, the Company executed a term note for $200,000 to Ener1 Holdings, Inc. This note is payable on February 22, 2003 and the interest rate is 12%. Ener1 Holdings, Inc. owns 80% of the Company's stock. (See Note
18)

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

    In December 2000, the Company recorded revenue and negotiated the resolution of an outstanding receivable between the Company and Infomatec Integrated Information Systems AG ("Infomatec"), a German company that owned 11% of the Company as of December 31, 2000. Specifically, the Company recorded revenue related to work performed on two Infomatec projects, released an accounts receivable for one of the Company's customers which is also a subsidiary of Infomatec, and discharged accounts payable to Infomatec for fixed assets and travel expenses. During 2000, the Company recorded a total of $129,000 of revenue related to engineering services provided to Infomatec. During 2001, the Company did not record any revenue or provide any services to Infomatec.


16.   SEGMENT REPORTING

     The Company operates in only one business segment but has two major product categories. Sales by major product category are as follows (in thousands):

                                                                        Year Ended December 31,
                                                            ------------------------------------------------
                                                                 1999           2000               2001
                                                            --------------   --------------   --------------
        Data Communications, PC peripherals, and other...   $      32,052    $       9,589    $           0
        Engineering Services ............................             715            4,808            3,858
                                                            -------------    -------------    -------------
                                                            $      32,767    $      14,397    $       3,858
                                                            =============    =============    =============

       The Company does not have the information available to break down profitability (loss) by the major product types.


17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Unaudited summarized financial data by quarter for 2000 and 2001 is as follows (in thousands except for per share data):

    Three months ended                               March 31         June 30         September 30     December 31
    ------------------                              ----------       ---------       --------------   -------------
    2000
         Net sales................................  $   4,655        $  3,437        $     4,173      $   2,132
         Gross profit (loss)......................        396            (423)             1,337            323
         Loss from operations.....................     (3,548)         (9,912)              (853)        (1,169)
         Net loss.................................     (2,395)         (9,660)              (411)          (997)
         Basic and diluted loss per share.........      (0.21)          (0.83)             (0.04)         (0.09)

    Three months ended                               March 31         June 30         September 30     December 31
    ------------------                              ----------       ---------       --------------   -------------
    2001
         Net sales................................  $     814        $  1,174        $       879      $     991
         Gross profit (loss)......................     (1,160)            186                 69            (78)
         Loss from operations.....................     (2,257)           (778)              (427)        (1,370)
         Net loss.................................     (2,169)           (702)              (418)        (1,368)
         Basic and diluted loss per share.........      (0.19)          (0.06)              (0.04)        (0.11)


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

18. SUBSEQUENT EVENTS

     Issuance of shares to Ener1 Holdings, Inc.

      On January 3, 2002 the Company and Ener1 Holdings, Inc. ("Ener1') completed a Securities Purchase Agreement where Ener1 acquired a controlling interest in the Company. Under the Agreement, Ener1 agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million. The shares purchased by Ener1 represent 80% of the issued and outstanding capital stock of the Company currently. The Company issued to Ener1 on January 3, 2002, 12,500,001 shares of the Company's common stock, representing a majority of the issued and outstanding stock of the Company at that time. On March 11, 2002 the Company's shareholders approved an increase in its authorized common stock from 25,000,000 to 200,000,000 shares. Upon approval of the increase in authorized shares the Company issued to Ener1 the remaining 34,626,415 shares pursuant to a convertible note and an escrow arrangement.

     At closing on January 3, 2002, Ener1 paid to the Company $680,000 and placed $520,000 in escrow. Of the amount paid at closing, $246,464 represented partial consideration for the 12,500,001 shares of common stock of the Company issued at closing and $433,536 represented partial consideration for a non-interest bearing note in the amount of $481,706 that is convertible into 18,917,594 shares of common stock. The convertible note automatically converted into the Company's common stock on March 11, 2002 when the shareholders approved the increase in authorized shares. Of the $520,000 placed into escrow, $120,000 represents a holdback of part of the purchase price in respect of the convertible note and shares issued at closing. The $120,000 will remain in escrow for four months or to May 3, 2002 as recourse for any breach by the Company of any of its representations, warranties or covenants contained in the Securities Purchase Agreement.

     The remaining $400,000 of escrow is in consideration for 15,708,821 shares of common stock of the Company to be issued to Ener1 upon the approval by the Company's stockholders of sufficient additional authorized common stock, which occurred on March 11, 2002. The escrow agreement allowed for the reduction of the escrow funds of $200,000 if the Company did not meet a stockholders' equity test as of December 31, 2001. This stockholders' equity test was not met and the Company was not eligible to receive these funds. On February 22, 2002 the $200,000 held back because of not meeting the stockholders' equity test was released from escrow when the Company executed with Ener1 a one year term note that is payable February 22, 2003, which carries an interest rate of 12%.

     Therefore in consideration of the $880,000 of equity that the Company has received to date in this transaction, it has issued 47,126,416 shares of common shares to Ener1 at an effective price of $.0186731 per share. If the $120,000 of escrow funds being held for the Company's representations, warranties or covenants contained in the Securities purchase agreement is released, the effective price per share that the shares were issued at is $.0212195.

         C-4 Transactions

       On October 12, 2001 the Company entered into a Share Exchange Agreement with Cash Card Communications Corp Ltd. ("C4") under which C-4 and another party agreed to transfer to the Company all of their common shares of DataWave Systems, Inc. in exchange for common shares of the Company. In connection with the Ener1 transaction, the Company entered into a mutual release with Cash Card Communications Corp Ltd ("C4"), Eduard Will and the other parties to the Share Exchange Agreement with C4 dated October 12, 2001 and related agreements under which all associated agreements are terminated and each party releases each other party from any and all liabilities and obligations arising out of such agreements. Further, the Company and C4 have agreed not to pursue the transactions contemplated by the Non-Binding Interim Plan of Arrangement Agreement dated October 12, 2001 among the Company, DataWave Systems Inc., and C4.

     Formation of EnerLook Health Care Solutions, Inc.

    On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. (EnerLook). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC is committed to contribute $1.6 million for its 49% contribution, of which $.8 million has been received as of March 21, 2002. The details of the shareholder agreement have not been finalized. The Company's capital contribution will be limited but will offer instead its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business.

                         INPRIMIS, INC. AND SUBSIDIARIES
          SCHEDULE II -- CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                             YEAR ENDED DECEMBER 31,

                                                                            Additions
                                                            Balance        Charged to      Charged to                    Balance
                                                         at Beginning       Costs and         Other                      at End
              Description                                   of Year         Expenses        Accounts     Deductions      of Year
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------

                   1999
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------
Allowance for Sales Returns,
  and Price Protection                                   $ 2,161,055                 --          --        153,713    $ 2,007,342
Allowance for Doubtful Accounts                            2,531,257             65,388          --        515,388      2,081,257
Allowance for Inventory Obsolescence                       3,250,000          3,677,280          --      1,817,280      5,110,000
Allowance for Product Warranties                           1,477,000             83,000          --        367,000      1,193,000

                   2000
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------
Allowance for Sales Returns,
  and Price Protection                                   $ 2,007,342            183,000          --      2,090,342    $   100,000
Allowance for Doubtful Accounts                            2,081,257            240,219          --      1,741,476        580,000
Allowance for Inventory Obsolescence                       5,110,000            428,041          --      5,041,877        496,164
Allowance for Product Warranties                           1,193,000            205,000          --        745,000        653,000

                   2001
-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------
Allowance for Sales Returns,
  and Price Protection                                   $   100,000                                       100,000             --
Allowance for Doubtful Accounts                              580,000                                       567,969         12,031
Allowance for Inventory Obsolescence                         496,164                                       496,164             --
Allowance for Product Warranties                             653,000                                       618,000         35,000

-------------------------------------------------------- ---------------- --------------- ------------ -------------- -----------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On January 23, 2002 Deloitte & Touche LLP resigned as independent certified public accountants for Inprimis, Inc. Further, in connection with its audits of the Company's consolidated financial statements for years ended December 31, 2000 and 1999, and the subsequent reviews of the interim periods immediately preceding the date of Deloitte & Touche's resignation, the Company had no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche, would have caused them to make a reference to the subject matter of the disagreements in connection with their reports on the consolidated financial statements of the Company. On January 29, 2002, the Company filed a Form 8K announcing the change in accountants.

     On March 11, 2002 the Company announced and filed an 8K announcing the appointment of Kaufman, Rossin & Co. as its new auditors.


                                    PART III

    In accordance with General Instruction G(3) to Form 10-K, except as indicated in the following sentence, the information called for by Items 10, 11, 12 and 13 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders scheduled to be held on May 06, 2002. As permitted by General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in Part I of this Annual Report on Form 10-K.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

        The Financial Statements and Schedule filed as part of this Annual Report on Form 10-K are listed in the index for Item 8.

    (b) Reports on Form 8-K

        The Company filed an 8K report on October 12, 2001 reporting a transaction between the Company and Cash Card Communications Corp. Ltd, a Bermuda corporation ("C-4"). The Company entered into a Share Exchange Agreement pursuant to which the Company would issue common stock to C-4 in exchange for its shares of DataWave Systems, Inc., a Yukon corporation, ("DataWave"). This transaction was not completed and the Company announced on January 4, 2002 that in connection with the Ener1 Holdings transaction that the Company had entered into a mutual release with Cash Card Communications Corp Ltd ("C4") and other parties to the Share Exchange Agreement with C4 dated October 12, 2001 and related agreements under which all associated agreements are terminated and each party released each other party from any and all liabilities and obligations arising out of such agreements. Further, the Company and C4 have agreed not to pursue the transactions contemplated by the Non-Binding Interim Plan of Arrangement Agreement dated October 12, 2001 among Inprimis, DataWave Systems Inc., and C4.




    (c)  Exhibits

       Exhibit No.                    Title
       -----------                    -----

2.1      --      Securities Purchase Agreement(1)
3.1      --      Articles of Incorporation of the Company(2)
3.2      --      Amendment to the Articles of Incorporation *
3.3      --      By-Laws of the Company(3)
10.1     --      Non-Qualified Stock Option Plan.(3)
10.2     --      1992 Stock Option Plan.(3)
10.3     --      1992 Employee Stock Purchase Plan.(3)
10.4     --      1992 Non-Employee Director Stock Option Plan.(3)
10.10    --      Distributor Contract dated August 16, 1991 between Tech Data Corporation and the Company.(3)
10.11    --      Form of Indemnification Agreement between the Company and its directors and
                 Officers.(3)
10.12    --      Standard Commercial Lease between Equitable Pacific Partners Limited
                 Partnership and the Company.(4)
10.13    --      Employment Agreement, dated as of April 24, 1995, between Anthony F.
                 Zalenski and the Company.(5)
10.16    --      Amended Revolving Credit Agreement between the Company, Boca Research
                 International, Inc., Boca Research Holland B.V., Inc., Complete Acquisition
                 Corp., Boca Research of Delaware, Inc. and First Union National Bank of
                 Florida dated as of December 31, 1997.(6)
10.17    --      1996 Non-Employee Director Stock Option Plan.(6)
10.19    --      Employment Agreement, dated as of October 16, 1998,  between Robert W. Ferguson and the
                 Company.(7)
10.21    --      Extension to Employment Agreement, dated as of March 31, 1999, between Robert W. Ferguson and the Company.(8)
10.22    --      Employment Agreement, dated as of August 1, 1999, between Robert P. Heinlein and the Company.(9)
10.23    --      Employment Agreement, dated as of November 8, 1999, between Cecil Dye and the Company.(10)
10.24    --      Employment Agreement, dated as of November 30, 1999, between Martha Ritchason and the
                 Company.(10)
10.25    --      Employment Agreement, dated as of January 13, 2000, between Alex Oprescu and the Company.(10)
10.26    --      Employment Agreement, dated as of March 17, 2000, between Larry L. Light and the Company.(10)
10.27    --      Asset Purchase Agreement, dated as of January 24, 2000, between Boundless Technologies, Inc. and the Company.(10)
10.28    --      Assignment and Assumption Agreement, dated as of March 3, 2000, between Boundless
                 Technologies, Inc. and Boundless Manufacturing Services, Inc.(10)
10.29    --      Promissory Note, dated March 3, 2000, issued by Boundless Manufacturing Services, Inc. made in favor of the Company.(10)
10.30    --      Supply Agreement, dated as of March 3, 2000, by and between Boundless Manufacturing Services,

                 Inc. and the Company.(10),(11)
10.31    --      Asset Purchase Agreement, dated July 28, 2000, between the Company and Boca Global, Inc. and
                 Zoom Telephonics, Inc.(12)
10.32    --      Employment Agreement, dated May 16, 2000, between the Company and Richard M. Brewer.(12)
10.33    --      Amendment, dated May 16, 2000, to Employment Agreement, dated August 19, 1999, between the
                 Company and Robert P. Heinlein.(12)
10.34    --      Amended and Restated Employment Agreement, dated as of September 29, 2000, between Eduard
                 Will and the Company.(2)
10.35    --      Standard  Commercial Lease between Equitable Pacific Partners Limited Partnership and the
                 Company, dated November 7, 1996.(13)
10.36    --      Amendment, dated March 6, 2001, to Amended and Restated Employment Agreement, dated as of
                 September 29, 2000, between Eduard Will and the Company.(13)
11.1     --      Statement re: computation of per share earnings.
                 All information required by Exhibit 11 is presented in Note 2 of the Company's Consolidated
                 Financial Statements in accordance with the provision of SFAS No. 128.
21.1     --      Subsidiaries of the Company. *
23.1     --      Consent of Kaufman ,Rossin & Co. *
23.2     --      Consent of Deloitte & Touche LLP. *

----------
* Filed herewith

(1) Incorporated by reference to the exhibit to the registrant's current report on Form 8-K dated January 3, 2002.

(2) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(3) Incorporated by reference to the exhibits to the Registration Statement No. 33-56530 filed with the Securities and Exchange Commission.

(4) Incorporated by reference to exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(5) Incorporated by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(6) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(7) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(9) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(10) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(11) Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(12) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13) Incorporated by reference to the exhibits to the registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Inprimis, Inc.


               By:    /S/ Larry L. Light
               Name:      Larry L. Light
               Title:     Acting President and Chief Executive Officer

Date:  March 29, 2002

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

                 Signature                                     Title                                         Date
                 ---------                                     -----                                         ----

             /S/  LARRY L. LIGHT                 Acting President and Chief Executive Officer           March 29, 2002
--------------------------------------------     Chief Operating Officer, Inprimis Technologies, Inc.
                  Larry L. Light                 (Principal Executive Officer)

             /S/  R. MICHAEL BREWER              Vice President of Finance, Chief Financial Officer     March 29, 2002
--------------------------------------------     (Principal Financial Officer and Principal
                  R. Michael Brewer              Accounting Officer) and Corporate Secretary

             /S/  ARTHUR R. WYATT                Chairman of the Board of Directors                     March 29, 2002
--------------------------------------------
                  Arthur R. Wyatt

             /S/  BORIS ZINGAREVICH              Director                                               March 29, 2002
--------------------------------------------
                  Boris zingarevich

             /S/  KARL GRUNS                     Director                                               March 29, 2002
--------------------------------------------
                  Karl Gruns

             /S/  MIKE ZOI                       Director                                               March 29, 2002
--------------------------------------------
                  Mike Zoi

             /S/  BERNARD A. CARBALLO            Director                                               March 29, 2002
--------------------------------------------
                  Bernard A. Carballo

             /S/  DR PETER NOVAK                 Director                                               March 29, 2002
--------------------------------------------
                  Peter Novak


--------------------------------------------

                                   EXHIBIT 3.2


                              ARTICLES OF AMENDMENT
                        TO THE ARTICLES OF INCORPORATION
                                       OF
                                 INPRIMIS, INC.
                              a Florida corporation

Pursuant to the provisions of Section 607.1006 of the Florida Business Corporation Act, the undersigned Corporation adopts the following Articles of Amendment to its Articles of Incorporation:

     1. The name of the Corporation is INPRIMIS, INC. (hereinafter called the "Corporation").

     2. Article IV(a) of the Corporation's Articles of Incorporation is hereby deleted and a new subsection (a) in Article IV is inserted in its place, as follows:

                  (a) The total number of shares of capital stock authorized to be issued by this Corporation shall be:

                  200,000,000 shares of common stock, par value $0.01 per share (the "Common Stock"); and

                  5,000,000 shares of preferred stock, par value $0.01 per share (the "Preferred Stock").

     3. Except as hereby amended, the Articles of Incorporation of the Corporation shall remain the same.

     4. The amendment made herein to the Articles of Incorporation of the Corporation was recommended to the shareholders by the Board of Directors and approved by the written consent of shareholders holding a majority of the shares entitled to vote on this matter on February 15, 2002, pursuant to Sections
607.0704 of the Florida Business Corporation Act, which consent was sufficient for approval of the Amendment.

     5.     The effective date of this Amendment shall be March 11, 2002.

         IN WITNESS WHEREOF, the undersigned President of the Corporation has executed the foregoing Articles of Amendment, this 11th day of March, 2002.



                                       /S/ Eduard Will
                                       ----------------------
                                       Eduard Will, President

                                  Exhibit 21.1
                                 Inprimis, Inc.
                                  Subsidiaries


Name                                 Jurisdiction of Incorporation

Complete Acquisition Corp.                  Florida
Boca Global, Inc.                           Florida
Boca Research International, Inc.           United States Virgin Island
Boca Research Holland B.V.                  Holland
Boca Research of Delaware, Inc.             Delaware
Boca Research (UK) Limited                  United Kingdom
Boca Research International Holding, Ltd.   Mauritius
AppsCom, Inc.                               Florida
Enernow Technologies, Inc.                  Florida
EnerLook Health Care Solutions, Inc.        Florida

                                  EXHIBIT 23.1


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



We consent to the incorporation by reference in Registration Statement No. 333-38242 on Form S-3 and Registration Statements No. 33-65330, No 33-80043, No. 333-38210 and No. 333-38214 on Forms S-8 of Inprimis, Inc. ("the Company") formerly Boca Research, Inc. of our report dated March 8, 2002, (which report expresses an unqualified opinion and includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern) which appears in this annual report on Form 10-K of Inprimis, Inc., for the year ended December 31, 2001.





                                             KAUFMAN, ROSSIN & CO.



Miami, Florida
March 28, 2002

                                                              Exhibit 23.2

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement No. 333-38242 on Form S-3 and Registration Statements No. 33-65330, No. 33-80043, No. 333-38210 and No. 333-38214 on Forms S-8 of Inprimis, Inc. (the "Company") of our report dated February 22, 2001 (which report expresses an unqualified opinion and includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern), appearing in this Annual Report on Form 10-K of Inprimis, Inc. for the year ended December 31, 2001.



DELOITTE & TOUCHE LLP

Fort Lauderdale, Florida
March 28, 2002