Form 10QSB
period 2002-03-31
INPRIMIS INC
filed 2002-05-15
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                           Commission File Number 0-21138
   March 31, 2002


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

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Class                                               Outstanding as of
         -----                                                 May 15, 2002
  Common stock, par value                                      ------------
      $.01 per share                                            58,910,020

                         INPRIMIS, INC. AND SUBSIDIARIES
                Form 10-QSB for the Quarter Ended March 31, 2002

                                      INDEX
                                                                           Page
                                                                           ----
Part I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

                Condensed Consolidated Balance Sheet
                 (unaudited) as of March 31, 2002....................        3

                Condensed Consolidated Statements of
                 Operations (unaudited) for the three
                 months ended March  31, 2002 and 2001 ..............        4
..
                Condensed Consolidated Statements of
                 Cash Flows (unaudited) for the three
                 months ended March 31, 2002 and 2001................        5

                Notes to Condensed Consolidated
                 Financial Statements (unaudited)....................        6

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                 Operations..........................................       14

Part II. OTHER INFORMATION

   Item 1.      Legal Proceedings....................................       25

   Items 2-3.   Not applicable.......................................       25

   Item 4.      Submission of Matters to a Vote of
                 Security Holders....................................     25-26

   Item 5.      Other Information....................................       26

   Item 6.      Exhibits and Reports on Form 8-K.....................       26

   Signatures........................................................       27

PART I.  Item 1.

                        INPRIMIS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (In thousands except share data)
                                                                  March 31,
                                                                    2002
                                                               ---------------
                                     ASSETS

Current assets:
   Cash and equivalents......................................       $   999
   Trade receivables, net....................................           423
   Prepaid expenses and other current assets.................           226
                                                                  ---------
      Total current assets...................................         1,648
Property and equipment, net..................................           519
Technology license, net of accumulated amortization..........           558
Other assets.................................................            50
                                                                      -----
      Total assets                                                  $ 2,775
                                                                  =========

                      LIABILITIES AND DEFICIENCY IN ASSETS


Current liabilities
   Accounts payable .........................................       $ 1,420
   Deferred revenue .........................................           554
   Short term note payable...................................           202
   Accrued expenses and other current liabilities ...........           839
                                                                     ------
      Total current liabilities .............................         3,015
                                                                     ------

Minority interest............................................           252
                                                                  ---------


Commitments and contingencies

Deficiency in assets
   Preferred stock, par value $.01 per share, 5,000,000
     shares authorized; none issued and outstanding..........            --
   Common stock, par value $.01 per share, 200,000,000
     Shares authorized, 58,910,020 issued and outstanding....           589
   Additional paid-in capital ...............................        41,044
   Accumulated deficit.......................................       (42,125)
                                                                    -------
      Total deficiency in assets.............................          (492)
                                                                     ------
         Total liabilities and deficiency in assets..........       $ 2,775
                                                                  =========


           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                              Three Months
                                                             Ended March 31,
                                                           -------------------
                                                           2002           2001
                                                           ----           ----

Net sales
  Product sales..................................      $     644      $     161
  Engineering services...........................            540            653
                                                        --------       --------
       Total.....................................          1,184            814
Cost of goods sold...............................          1,563          1,974
                                                        --------       --------
  Gross profit (loss)............................           (379)        (1,160)
                                                        --------       --------
Operating expenses:..............................
  Research and development.......................            124            128
  Selling, general and administrative............          1,204            969
                                                        --------       --------
  Total operating expenses.......................          1,328          1,097
                                                        --------       --------
Loss from operations.............................         (1,707)        (2,257)
Non-operating income, net........................              2             88
                                                        --------       --------
Loss before income taxes.........................         (1,705)        (2,169)
Income taxes.....................................              1              1
                                                        --------       --------
Net loss before minority interest................         (1,706)        (2,170)
Minority interest in net loss....................              8             --
                                                        --------       --------
Net Loss.........................................      $  (1,698)     $  (2,170)
                                                       =========      =========
Net loss per share (basic and diluted)...........      $   (0.05)     $   (0.19)
                                                       =========      =========
Weighted average
  shares outstanding.............................         32,085         11,624
                                                       =========      =========


           See notes to condensed consolidated financial statements.

                        INPRIMIS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                            Three Months
                                                                           Ended March 31,
                                                                           ---------------
                                                                       2002                2001
                                                                ----------------    ----------------
Cash provided by (used in):
Operating activities:
   Net loss...............................................         $  (1,698)          $  (2,170)
   Depreciation and amortization..........................               146                 171
   Common stock options issued as compensation............                68                  --
   Minority interest in loss of subsidiary................                (8)                 --
   Changes in assets and liabilities .....................               834                (733)
                                                                   ---------           ---------
    Net cash used in operating activities.................              (658)             (2,732)
                                                                   ---------           ---------
Investing activities:
   Payment received on note from Boundless ...............                --                  63
   Capital expenditures...................................                (8)                (79)
   Purchase of technology licenses........................              (600)                 --
                                                                   ---------           ---------
    Net cash used in investing activities.................              (608)                (16)
                                                                   ---------           ---------
Financing activities:
   Net proceeds from issuance of common stock.............               825                  12
   Proceeds from note payable.............................               202                  --
   Proceeds from minority investment in new subsidiary....               800                  --
                                                                   ---------           ---------
    Net cash (used in) provided by financing activities...             1,827                  12
                                                                   ---------           ---------
Net increase in cash and equivalents .....................               561              (2,736)
Cash and equivalents, beginning of period ................               438               5,454
                                                                   ---------           ---------
Cash and equivalents, end of period ......................         $     999           $   2,718
                                                                   =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the nine months for income taxes                 $       1           $       1
                                                                   =========           =========
 Non-cash investing and financing activities:
  Capital lease obligation incurred for equipment
  purchases                                                        $      --           $      17
                                                                   =========           =========
 Decrease in note receivable from Boundless as an offset
  for payment against the minimum purchase guarantee
  and accounts payable to Boundless                                $      --           $     562
                                                                   =========           =========


           See notes to condensed consolidated financial statements.

Basis of Presentation and Going Concern

         Nature of Business. The Company provides design services for Internet-based information and entertainment appliances. In addition, the Company develops hardware and set-top box reference platforms that can be quickly adapted to meet specific customer product requirements. These platforms include integrated computer designs, such as set-top boxes, for a variety of high-speed communications, including DSL (Digital Subscriber Line), cable, and satellite networks. The Company provides customized design and development services and licenses its designs to customers on a royalty basis. The Company has recently decided that it will offer its own digital set top box as a product, which will be sold to solution providers in key vertical markets such as hospitality and healthcare. The Company provides software-intensive engineering services related to the integration of software and hardware. The Company has recently decided to also develop additional products around the set-top box and interactive market place. The Company recently announced truNetTV software which makes it possible for users of interactive TV-based systems in hotels and hospital to gain access to mainstream PC and Server applications directly from their television sets. This business model is intended to provide the Company with revenue streams from both engineering design services, royalties from the deployed design, and from product sales.

          Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15 (d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The audited financial statements at December 31, 2001 which are included in the Company's Annual Report on Form 10K should be read in conjunction with these condensed consolidated financial statements.

         Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows in 1999, 2000, and 2001, and as of March 31, 2002, had an accumulated deficit of $42.0 million. Cash used in operations for the years ended December 31, 1999, 2000, and 2001 was $6.1 million, $8.2 million, and $4.9 million respectively. The Company did have a net cash increase of $0.6 million for the three months ended March 31, 2002, which was primarily the result of financing activities. The Company continued to have negative cash flow from operations for the three months ended March 31, 2002. It is likely that the Company's operations will continue to incur negative cash flows in 2002. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management Plans. The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company a basis or sufficient visibility and predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. The change in strategy to also focus on developing new products is required to obtain the necessary increase in sales. This change will require the Company to have additional working capital to finance receivables and inventory. The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company on January 3, 2002 completed a transaction with Ener1 Holdings, Inc., which resulted in additional capital of $1,000,000, which does not mitigate the requirement that the Company must achieve positive cash flows in the near term or seek additional capital. It is anticipated that the Company will experience a significant net loss in the second quarter of 2002.

Recent Developments and Subsequent Events

Proposed Acquisition of Ener1 Holdings, Inc.'s battery business and additional funding

         The Company announced on May 9, 2002 that it has agreed in principle to acquire the development stage battery business of its 80% stockholder, Ener1 Holdings, Inc. In addition Ener1 Holdings Inc has agreed in principle to make an additional investment of up to $2.0 million depending on the Company's working capital needs. The investment is not contingent on the completion of the battery company acquisition. As of May 15, 2002 the Company has received from Ener1 Holdings, Inc. $350,000 as part of the above commitment. Consummation of the transaction is subject to required shareholder and regulatory approvals, due diligence, negotiations, and execution of definitive agreements and other conditions. In connection with the transaction, Ener1 Holdings plans to provide the battery company with funding of $4.7 million for the development of its battery related business. Despite the combined $6.7 million capital infusion, assuming the completion of the merger, the management of both companies noted that additional financing will be required in order to implement their business plans and that no commitments for such additional financing have been received.

Transition to a Products Company

         The Company has recently decided to increase its efforts in developing products around the set-top box and interactive TV market place. On April 8, 2002 the Company announced that it was developing a software product named truNetTV, which makes possible for users of interactive TV-based systems in hotels and hospitals to gain access to mainstream PC and Server applications directly from their television sets. The Company will also continue to market its own set top box. This business model is intended to provide the Company with revenue streams from both engineering design services, royalties from deployed design, and from product sales.

Ener1 Transaction

          The Company and Ener1 Holdings, Inc entered into a Securities Purchase Agreement (the "Agreement") whereby Ener1Holdings, Inc., on January 3, 2002 (the "Initial Closing"), acquired a controlling interest in the Company. Under the Agreement, Ener1 Holdings, Inc. agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million (the "Original Purchase Price"). The shares purchased by Ener1 Holdings, Inc. represent 80% of the issued and outstanding capital stock of the Company. At the Initial Closing, the Company issued 12,500,001 shares of the Company's common stock (the "Initial Shares") to Ener1 Holdings, Inc., representing a majority of the issued and outstanding common stock of the Company on that date. The remaining 34,626,415 shares of the Company's common stock (the "Remaining Shares") were to be issued by the Company to Ener1 Holdings, Inc. upon (1) the automatic conversion of a convertible promissory note in the principal amount of $481,785 (the "Convertible Note") into 18,917,597 shares of the Company's common stock and (2) the release from escrow of 15,708,821 shares of the Company's common stock, each such event to take place upon the approval by the Company's shareholders of an increase in the number of authorized shares of common stock sufficient for the issuance of the Remaining Shares.

         On February 22, 2002, the Original Purchase Price was reduced by $200,000 to $1,000,000 (the "Adjusted Purchase Price") under the terms of the Securities Purchase Agreement because the Company did not meet certain stockholder equity targets for December 31, 2001. The $200,000, by which the Original Purchase Price was reduced, was loaned to the Company by Ener1 Holdings, Inc. and is payable to Ener1Holdings Inc. on February 22, 2003.

         On March 11, 2002, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to provide for the issuance of the Remaining Shares, and the Remaining Shares were issued to Ener1 Holdings, Inc. on March 15, 2002 (the "Subsequent Issuance Date").

         Of the Adjusted Purchase Price, $680,000 was paid to the Company at the Initial Closing in consideration of the Initial Shares and the Convertible Note, and $200,000 was paid to the Company out of escrow on the Subsequent Issuance Date. $120,000 of the Adjusted Purchase Price was in escrow as a holdback of part of the Adjusted Purchase Price for any breach by the Company of any of its representations, warranties or covenants made in the Securities Purchase Agreement. On April 10, 2002 the Company received from Escrow the $120,000 that was being held back.

EnerLook Health Care Solutions, Inc.

            On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC committed to contribute $1.6 million for its 49% contribution, of which $0.8 million was received as of March 21, 2002 and $0.8 was received on April 24, 2002. The details of the shareholder agreement has not been finalized as of May 15, 2002. The Company's capital contribution will be limited to its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The Company is also contributing its technology expertise to the joint venture. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business. As of March 31, 2002 the capital contributed by EDLook, LLC was $0.8 million. Therefore as of March 31, 2002 the Company has a 67.5% interest in this subsidiary, which was reduced to 51% on April 10, 2002 when the additional $0.8 million was received.


Termination of Eduard Will

        On March 28, 2002, the Company's Board of Directors voted to terminate Eduard Will from his position as Chief Executive Officer and President of the Company. As a result of his termination, under the terms of Mr. Will's employment agreement, Mr. Will is entitled to receive six months salary in the aggregate amount of $181,000, foregone vacation pay in the aggregate amount of $15,530 and travel reimbursement through December 31, 2001. In addition, options held by Mr. Will to purchase 116,667 shares of the Company's common stock became immediately exercisable upon his termination and may be exercised until September 28, 2002.

        On March 29, 2002 Mr. Will tendered his resignation from our Board of Directors.


Exit from the Data Communications products business

        The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing engineering services. The Company announced in July 2000 that it no longer would offer data communications products to the marketplace. In conjunction with this transition, the Company decided to change the name of the Company from Boca Research, Inc. to Inprimis, Inc. The Company did not have any data communications sales in either of the three months ended March 31, 2002 and March 31, 2001.

Agreement between Inprimis, Inc. and Zoom Telephonics ("Zoom")

        As previously reported, on July 28, 2000, the Company concluded a definitive agreement with Zoom (the "Agreement") pursuant to which Zoom acquired certain of the Company's assets, including selected trademark rights, such as Global Village(TM), to Global Village and Boca Research branded products, and certain Web domain names. Under the Agreement, the Company continues to support all the products it has already shipped or will ship and remains responsible for warranty, returns and technical support for these products, although technical support has been outsourced to Zoom in order to provide customers with a single point of contact. Zoom, acting as a master distributor, had the right to sell products from the Company's inventory, utilizing the Global Village and Boca Research brand names. Zoom has the right to introduce new products within both product lines. In general, except for minor royalty payments, no payments were received except that the Company is entitled to be paid a purchase price based on the sales performance schedule as follows: $500,000 if sales by Zoom of the Company's existing product lines over an initial 12 month period exceed $12 million; $1.0 million if sales by Zoom of the Company's existing product lines over the subsequent 12 month period exceed $19 million; and $2.0 million if sales by Zoom of the Company's existing product lines over the subsequent and final 12 month period exceed $24 million. The determination of the purchase price was arrived at by negotiation among the parties. Zoom has not to date offered any of the

Company's previous data communications products; therefore, it is unlikely that the Company will receive any purchase price payment under the performance schedule above.

Revenue Recognition

        Revenue from engineering services contracts is recognized as the work is performed. Contracts are either time-and-material or fixed-price in nature. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which is verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company is doing business with a number of start up companies. Generally accepted accounting principles require that collectibility must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of March 31, 2002 are recorded as deferred revenue at March 31, 2002.

Trade Receivables

        Trade receivables are presented net of an allowance for doubtful accounts of $12,030 as of March 31, 2002.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive loss equals its net loss for the three months ended March 31, 2002 and 2001, and net loss is the only component of comprehensive loss for such periods.


Net Loss per Share

           The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options to purchase 1,689,446 and 1,817,933 common shares from the weighted-average shares outstanding calculation for the three months ended March 31, 2002 and 2001, respectively, as their effect was anti-dilutive.

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

        The Company and its Boca Global, Inc. subsidiary have been named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to Inprimis, Inc. Boca Global, Inc. remains as a defendant. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to the liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

Stockholders' Equity

        During the three months ended March 31, 2002, the transaction with Ener1 Holding, Inc. was concluded and the Company received $880,000 less $55,000 for legal fees associated with the transaction for a net of $827,000. On April 8, 2002 subsequent to the end of the quarter an additional $120,000 was received in connection with the Ener1 Holdings, Inc. transaction which was being held in Escrow. Also, the Company formed a subsidiary during the three months ended March 31, 2002, from which the Company received $800,000 for 32.5% of the Company. On April 10, 2002 an additional $0.8 million was received which brought the minority interest in the subsidiary to 49%.

        The majority of the Company's stock options have variable plan accounting treatment because of re-pricing existing options during 2001. The price of the Company's common stock was at $0.10 as of March 31, 2002, which is greater than the $0.05 option price. This resulted in an increase in additional paid in capital and a charge to earnings of $68,000.

        During the three month period ended March 31, 2002, 2,000 shares were issued in connection with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $51.


Stock Option Plan

        During the three month period ended March 31, 2002, the Company granted options to purchase 115,000 shares at prices ranging between $0.10-$0.13 per share. Included in this number was 100,000 shares granted to Eduard Will, the former President and Chief Executive Officer who was terminated on March 28, 2002. The Company received shareholder approval on May 6, 2002 for the adoption of a new stock option plan.


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

Item 2.
                         INPRIMIS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend", "believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-QSB to conform such statements to actual results or to changes in the Company's expectations.

The following discussion should be read in conjunction with the Company's condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-QSB. Readers are also urged to carefully review and consider the various disclosures made by the Company, which attempt to advise interested parties of the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance."

        As an aid to reviewing the Company's results of operations for the three months ended March 31, 2002 and 2001, the following table sets forth the financial information as a percentage of net sales and the percentage change from the comparable period in 2001.

                                                            Three Months
                                                           Ended March 31,
                                                           ----------------      Percent
                                                           2002        2001      Change
                                                           ----        ----      ------
Net sales...........................................      100.0%      100.0%      45.5%
Cost of goods sold..................................     (132.0)     (242.5)     (20.8)
                                                        -------     -------
   Gross profit (loss)..............................      (32.0)     (142.5)       *
Operating expenses..................................
   Research and development.........................       10.5        15.8       (3.1)
   Selling, general and administrative..............      101.7       119.0       24.2
                                                        -------     -------
   Total operating expenses.........................      112.2       134.8       21.1
                                                        -------     -------
Loss from operations................................     (144.2)     (277.3)      24.4
Non-operating income, net...........................        0.2        10.8      (97.7)
                                                        -------     -------
Loss before income tax benefit......................     (144.0)     (266.6)      21.7
Income tax..........................................        0.1         0.1         --
                                                        -------     -------
Net loss before minority interest...................     (144.1)     (266.6)       9.4
Minority interest in net loss.......................        0.7          --         *
Net loss after minority interest share..............     (143.4)%    (266.6)%     21.8
                                                        =========   =========

* Not applicable

Results of Operations

       Net Sales: The Company's net sales increased 45.5% to $1.2 million for the three months ended March 31, 2002 from $0.8 million for the three months ended March 31, 2001. Sales for the three months ended March 31, 2002 consisted of $0.5 million from contract engineering and $0.7 million from prototype and products sales. Sales for the three months ended March 31, 2001 consisted of $0.6 million for contract engineering and $0.2 million from prototype and product sales arising from engineering contracts. In 2002 the Company has embarked on an effort to de-emphasize contract engineering services and focus on developing products associated with its set-top box designs. The Company's set-top box, interactive iTV devices are currently being targeted at the hospital and lodging markets.

       Gross Loss: The Company recorded a negative gross profit of $0.4 million, for the three months ended March 31, 2002 as compared to a negative gross profit of $1.2 million for the three months ended March 31, 2001. The Company's negative gross profit for the three months ended March 31, 2002 and March 31, 2001 was the result of engineering costs being charged to projects that exceeded recognized revenue for the project. This situation can be caused by a number of factors such as under pricing of the project, inefficiency of the engineers, and difficulties encountered in the project. The larger negative net loss in the previous year was due to an excessive amount of engineering staff that the Company had in anticipation of contracts that did not materialize.

       Research and Development Expenses: Research and development expenses were approximately the same for the three months ended March 31, 2002 and March 31, 2001. It is anticipated that research and development costs will increase in subsequent quarters as the Company focuses on developing new products. Some of these increases in costs will be an allocation from cost of sales to research and development as the Company de-emphasizes contract engineering. However, the Company may also increase its engineering staff.

       Selling, General and Administrative Expenses: Selling, general and administrative expenses increased to $1.2 million in the three months ended March 31, 2002 from $1.0 million in the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of net sales was 101.7% in the three months ended March 31, 2002 and 119.0% in the three months ended March 31, 2001. Approximately $0.4 million of selling, general and administrative expenses for the three months ended March 31, 2002 were related to severance expenses for employees.

         Selling, general and administrative expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales. Selling, general and administrative expenses are likely to be different for a service business than for a products business. Therefore, as the Company moves towards a products Company it is anticipated that selling expenses will increase.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital as of December 31, 2001 was a deficit of $0.9 million and as March 31, 2002 the Company's working capital was a deficit of $1.4 million. Therefore during the period from December 31, 2001 through March 31, 2002, the Company's working capital decreased by $0.5 million. This decrease in working capital was primarily a result of an increase in accounts payable of $0.2 million, an increase in accrued expenses and other liabilities of $0.4 million, an increase in deferred revenue of $0.3 million, an increase in short term note payable of $0.2 million, offset by an increase in cash of $0.6 million. The Company's cash position as of March 31, 2002 was $1.0 million compared to a cash position of $0.4 million as of December 31, 2001. The Company's cash position of $1.0 million as of March 31, 2002 includes $0.5 million of cash that is held by the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc. This cash is to be used for the operations of this subsidiary. The Company's operations used cash of $0.6 million for the three months ended March 31, 2002. The increase in accrued expenses was primarily the result of a severance accrual.

        The Company incurred substantial operating losses in 1998, 1999, 2000, 2001, and in the first three months of 2002 and it is likely that cash flow from operations will be negative in the foreseeable future. An unfavorable outcome of the legal contingencies (see "Commitments and Contingencies") would also have an adverse affect on the Company's cash flow. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

    The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient basis and visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. The change in strategy to also focus on developing new products is required to obtain the necessary increase in sales. This change will require the Company to have additional working capital to finance receivables and inventory. The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. On January 3, 2002 the Company completed a transaction with Ener1 Holdings, Inc., which resulted in additional capital of $1,000,000, which does not mitigate the requirement that the Company must achieve positive cash flows in the near term or seek additional capital. It is anticipated that the Company will experience a significant net loss in the second quarter of 2002.

         The Company has recently decided to increase its efforts in developing product around the set-top box and interactive TV market place. On April 8, 2002 the Company announced that it was developing a software product named truNetTV, which makes it possible for users of interactive TV-based systems in hotels and hospital to gain access to mainstream PC and Server applications directly from their television sets. The Company will also continue to market its own set- top box. These initiatives will require substantial capital.

         The Company and Ener1 Holdings, Inc. ("Ener1") entered into a Securities Purchase Agreement, (the "Agreement") whereby Ener1, on January 3, 2002 (the "Initial Closing"), acquired a controlling interest in the Company. Under the Agreement, Ener1 agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million (the "Original Purchase Price"). The shares purchased by Ener1 represent 80% of the issued and outstanding capital stock of the Company. At the Initial Closing, the Company issued 12,500,001 shares of the Company's common stock (the "Initial Shares") to Ener1, representing a majority of the issued and outstanding common stock of the Company on that date. The remaining 34,626,415 shares of the Company's common stock (the "Remaining Shares") were to be issued by the Company to Ener1 upon (1) the automatic conversion of a convertible promissory note in the principal amount of $481,785 (the "Convertible Note") into 18,917,597 shares of the Company's common stock and (2) the release from escrow of 15,708,821 shares of the Company's common stock, each such event to take place upon the approval by the Company's shareholders of an increase in the number of authorized shares of common stock sufficient for the issuance of the Remaining Shares.

         On February 22, 2002, the Original Purchase Price was reduced by $200,000 to $1,000,000 (the "Adjusted Purchase Price") under the terms of the Securities Purchase Agreement because the Company did not meet certain stockholder equity targets for December 31, 2001. The $200,000, by which the Original Purchase Price was reduced, was loaned to the Company by Ener1 and is payable toEner1 on February 21, 2003.

         On March 11, 2002, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to provide for the issuance of the Remaining Shares, and the Remaining Shares were issued on March 15, 2002 (the "Subsequent Issuance Date").

         Of the Adjusted Purchase Price, $680,000 was paid to the Company at the Initial Closing in consideration of the Initial Shares and the Convertible Note, and $200,000 was paid to the Company out of escrow on the Subsequent Issuance Date. $120,000 of the Adjusted Purchase Price was in escrow as a holdback of part of the Adjusted Purchase Price for any breach by the Company of any of its representations, warranties or covenants made in the Securities Purchase Agreement. On April 10, 2002 the Company received from Escrow the $120,000 that was being held back.

                 On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC committed to contribute $1.6 million for its 49% contribution, of which $0.8 million was received as of March 21, 2002 and $0.8 was received on April 24, 2002. The details of the shareholder agreement has not been finalized as of May 15, 2002. The Company's capital contribution will be limited but will offer instead its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The Company is also contributing its technology expertise to the joint venture. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business. As of March 31, 2002 the capital contributed by EDLook, LLC was $0.8 million. therefore at this date the Company had a 67.5% interest in this subsidiary, which was reduced to 51% on April 10, 2002 when the additional $0.8 million was received. It is anticipated that this joint venture will required additional funding in the future to fully execute its business plan.

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

Commitments and Critical Accounting Policies

          The Company has no significant commitments as of March 31, 2002.

         The accounting principles applied by the Company for which acceptable alternative principles are available is the use of APB 25 compared to SFAS 123, related to recording employee stock compensation. The Company continues to apply the intrinsic method of measuring employee stock compensation under APB 25 and disclose the effects of measuring the compensation using the fair value method prescribed in SFAS 123 which is consistent with the treatment employed by most public companies.

         Revenue from engineering services contracts is recognized as the work is performed. Contracts are generally either time-and-materials or fixed-price in nature. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did not have a significant amount of work under a fixed price contract as of December 31, 2002. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of March 31, 2002 are recorded as deferred revenue.

Certain Factors That May Affect Future Performance

         In addition to the other information in this Form 10-Q, readers should consider carefully the following factors that may affect the future performance of the Company.

Lack of Liquidity,Capital Resource Difficulties and History of Operating Losses:

         The Company has incurred substantial operating losses in 1997, 1998, 1999, 2000, 2001. Although cash and cash equivalents were $0.9 million as of March 31, 2002, the Company's net cash used in operating activities was $0.7 million for the three months ended March 31, 2002. The Company's working capital was a deficit of $1.4 million as of March 31, 2002. Furthermore, it is likely that the Company's operations will continue to consume cash in the foreseeable future. An unfavorable outcome of the legal contingencies would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.

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

Transition of the Company; Unproven Business Plan and Limited Experience

        The Company embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to a focus on providing engineering services. Currently, the Company has very limited experience providing these services, and there can be no assurances that the Company will succeed in implementing its as-yet unproven business plan. Risks associated with this transition include:

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

Software Development and Services Market: Low Barriers to Entry

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

Rapid Pace of Technological Change: Effect On New and Existing Products and Services

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

Potential Significant Fluctuations in Quarterly Results: Effect on Company Stock Price

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

Proprietary Rights: Dependence on Software Licenses

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

Volatility of Stock Price

         The price of the Company's Common Stock historically has been volatile due to fluctuations in operating results and other factors relating to the Company's operations, the market's changing expectations for the Company's growth, overall equity market conditions relating to the market for technology stocks, and other factors unrelated to the Company's operations, including announcements by or relating to the Company's competitors. Such fluctuations are expected to continue. In addition, stock markets have experienced more price volatility in recent years. This volatility has had a substantial effect on the market prices of securities issued by many technology companies, often for reasons unrelated to the operating performance of the specific companies. Investors should be aware that trading in the Company's stock through market makers and quotation on the OTC Bulletin Board entails risk. Due in part to the decreased trading price of our stock, the trading price of the stock may change quickly, and market makers may not be able to execute trades as quickly as when the stock was listed on the Nasdaq National Market. Investors are urged to contact their broker with any further questions about executing trades.

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

Pending Acquisition of the Battery business:

         The Company announced on May 9, 2002 that it has agreed in principle to acquire the development stage battery business of its 80% stockholder, Ener1 Holdings, Inc. In addition Ener1 Holdings Inc has agreed in principle to make an additional investment of up to $2.0 million depending on the Company's working capital needs. The investment is not contingent on the completion of the battery company acquisition. Consummation of the transaction is subject to required shareholder and regulatory approvals, due diligence, negotiations, and execution of definitive agreements and other conditions. In connection with the transaction, Ener1 Holdings plans to provide the battery company with funding of $4.7 million for the development of its battery related business. Despite the combined $6.7 million capital infusion, assuming the completion of the merger, additional financing will be required in order to implement the business plans of both companies and no commitments for such additional financing have been received.

 PART II.
                         INPRIMIS, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 1. Legal Proceedings

                None

Items 2-3.

                Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

                On February 15, 2002 the Company received written consent of its majority shareholder, representing 47,126,416 shares out of a total of 58,910,020 shares, to increase the authorized shares to 200,000,000.

Item 5. Other Information

                   The Company announced on May 9, 2002 that it has agreed in principle to acquire the battery business of its 80% stockholder, Ener1 Holdings, Inc. Ener1 Holdings Inc. also has agreed in principle to make an additional investment of up to $2.0 million depending on the Company's working capital needs. The investment is not contingent on the completion of the battery company acquisition. Consummation of the transaction is subject to required shareholder and regulatory approvals, due diligence, negotiations, and execution of definitive agreements and other conditions. In connection with the transaction, Ener1 Holdings plans to provide the battery company with funding of $4.7 million for the development of its battery related business. Despite the combined $6.7 million capital infusion, assuming the completion of the merger, the management of both companies noted that additional financing will be required in order to implement their business plans and that no commitments for such additional financing have been received. Filed herewith in Exhibit 99.1 is the term sheet dated May 9, 2002 between the Company and Ener1 Holdings, Inc. and in Exhibit 99.2 the press release issued on May 9, 2002 regarding the proposed acquisition of the battery company.

In connection with the battery business, Peter Novak and Mike Zoi, current members of the Board of Directors of the registrant, are under investigation by the Procura di la Spezia in Italy for possible legal infractions related to a grant from the European Union and Italian government received by a company controlled by Messrs. Zoi and Novak, to be used for development of the battery business. Messrs. Novak and Zoi have denied any wrongdoing, are cooperating fully with the investigation, and have confirmed that the grant has been repaid in full, together with all interest due relative to the grant. No charges have been brought against Novak, Zoi or the company that received the grant.

Item 6. Exhibits and Reports on Form 8-K

        Exhibit:

(a) 99.1 Term Sheet dated May 9, 2002 by and between Inprimis, Inc. and Ener1 Holdings, Inc.

        99.2 Press Release issued on May 9, 2002 regarding the proposed acquisition of the Battery Company

(b)     Reports on Form 8-K

                   On form 8-K filed with the Commission on March 5, 2002 Inprimis, Inc.reported that the Company appointed Kaufman, Rossin & Co. as the independent accounting firm to audit Inprimis' financial statements for the year ended December 31, 2001 replacing Deloitte & Touche LLP, which resigned as Inprimis' independent accounting firm on January 23, 2002, as reported on Inprimis' current report on form 8-K filed with the Commission on January 29, 2002.

                         INPRIMIS, INC. AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                 INPRIMIS, INC.

Dated:  May 15, 2002        By:  /s/ Larry L. Light
                                 ------------------
                                 Larry L. Light
                                 Acting Chief Executive Officer
                                 (Principal Executive Officer)




Dated:  May 15, 2002       By:   /s/ R. Michael Brewer
                                 ---------------------
                                 R. Michael Brewer
                                 Senior Vice President of Finance and
                                 Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

EXHIBIT 99.1




May 8, 2002

Ener1 Holdings, Inc.
550 West Cypress Creek Road, Suite 120
Fort Lauderdale, FL 33309

Inprimis, Inc.
1601 Clint Moore Road
Boca Raton, FL 33487

Re:  Term Sheet for Transactions Between Ener1 Holdings, Inc. and Inprimis, Inc.
     ---------------------------------------------------------------------------

Gentlemen:

The following is a summary of terms of the proposed transactions between Ener1 Holdings, Inc., a Florida corporation ("Holdings"), and Inprimis, Inc., a Florida corporation ("Inprimis").

Transactions:     There will be two separate transactions: (1) the investment by
                  Holdings into Inprimis of up to $2.0 million in cash depending on Inprimis' working capital needs (the "Investment"); and (2) the acquisition by Inprimis of Ener1 Battery Co. ("Battery"), through a merger (the "Merger") between Complete Acquisition
                  Corp., a wholly-owned subsidiary of Inprimis ("Merger Sub"), and Battery, with the surviving corporation becoming a wholly owned subsidiary of Inprimis (collectively, the "Transactions"). It is understood and agreed by Inprimis and Holdings that the Investment is not contingent upon the consummation of the Merger and will made by Holdings regardless of when or whether the Merger is closed.

Investment
Structure:        The Investment will be structured as a private placement. In exchange for investing up to $2.0 million in Inprimis,
                  Holdings will receive shares of Series C Preferred Stock of
                  Inprimis (the "Series C Stock"), and warrants to purchase
                  shares of Inprimis common stock, par value $0.01 per share
                  (the "Inprimis Common Stock"), in each case, in the amounts, and in accordance with the rights, preferences, limitations and other terms described on Exhibit A to this Term Sheet.
                  ---------

Merger Structure: The structure of the Merger between Battery and Merger Sub will be determined following the evaluation of tax, accounting, legal and other relevant considerations. The closing of the Merger will be subject to the negotiation and execution of a definitive merger agreement (the "Merger Agreement"). Following the Merger, the surviving corporation in the

                  Merger will hold all of the battery related business assets currently used by Battery and will be a wholly-owned subsidiary of Inprimis. Each share of capital stock of Battery held by Holdings immediately prior to the Merger will automatically be canceled. In connection with the Merger, Holdings will receive consideration in an amount valued by the parties at $60 million, consisting of the following: (1) shares of Inprimis Common Stock, shares of Inprimis Series A Preferred Stock, shares of Inprimis Series B Preferred Stock and shares of the Series C Stock (assuming Holdings makes a cash infusion of approximately $4.7 million into Battery after the date of this term sheet and prior to the date of the completion of the Merger), in each case, in the amounts, and in accordance with the rights, preferences, limitations and other terms described on Exhibit A to this Term Sheet; (2) warrants to purchase shares of Inprimis Common Stock, in the amounts, and in accordance with the rights, preferences, limitations and other terms described on Exhibit A to this Term Sheet; (3) a promissory note in the principal amount of $3.5 million with a one-year term (the "Short-Term Note"), accruing interest at a rate of 10% per annum (with principal and accrued interest payable at the end of the term); and (4) a promissory note in the principal amount of $4.0 million with a five-year term (the "Long-Term Note"), accruing interest at a rate of 12% per annum (with principal payable at the end of the term and interest payable annually in arrears). The Short-Term and Long-Term Note shall replace $7.5 of intercompany indebtedness owed by Battery to Holdings. All security interests and any similar claims on the battery related patents, patent applications and all other intellectual property of Battery currently held by Holdings and/or any affiliates of Holdings will be released upon the full payment and cancellation of both the Short-Term Note and the Long-Term Note. The Merger Agreement will contain an adjustment clause providing that the Merger consideration will be adjusted to reflect changes in the shareholder's equity of Battery between the date of execution of the Merger Agreement and the closing of the Merger, together with such other adjustment clauses as Inprimis and Holdings may negotiate in the Merger Agreement.

Representations
and Warranties:   Battery will make customary seller representations and
                  warranties regarding, among other things (subject to review of the detail of each representation), organization and standing, corporate power and authority, enforceability, no conflicts, no violations of law, accuracy of information, capitalization, no undisclosed liabilities, subsidiaries and investments, title to properties (including patents and other intellectual property assets relating to the battery creation, development and/or manufacturing business), leases and real estate, material contracts, insurance, operation of the business in the ordinary course of business, and no litigation. Inprimis and Merger Sub will also make customary buyer representations and warranties regarding, among other things (subject to review of the detail of each representation), organization and standing, corporate power and authority and enforceability.

Covenants:        The Merger Agreement will contain a mutual covenant of the parties to use their respective commercially reasonable efforts to obtain all governmental, corporate and other authorizations, approvals, consents or waivers necessary for the consummation of the Merger. Battery will take such actions as are necessary to ensure that its audited financial statements are completed and delivered to Holdings within 60 days of the execution of the Merger Agreement.

Conduct of
Business:         Battery will continue to conduct its business in the ordinary course consistent with past practice (including, but not limited to, non-incurrence of indebtedness, no increase in compensation to personnel, etc.).

Indemnification:  Inprimis and Merger Sub and their related parties, officers, directors, affiliates, and agents will be indemnified for breaches of representations and warranties and covenants by Battery. During an as of yet undetermined survival period, Inprimis and Merger Sub will have recourse to Holdings for such breaches of representations and warranties.

Closing
Conditions:       The closing of the Transactions shall be conditioned upon and subject to the following conditions:

                     * A definitive investment agreement relating to the Investment by and among Holdings and Inprimis (the "Investment Agreement") shall have been negotiated and executed;

                     * A definitive Merger Agreement by and among Holdings, Inprimis, Battery and Merger Sub shall have been negotiated and executed;

                     * A majority of the disinterested members of the Inprimis board of directors shall have approved the Investment and the Merger for the purposes of Section 607.0901 of the Florida Business Corporation Act;

                     * the Inprimis Board of Directors shall have received a fairness opinion, issued by an independent financial advisor, stating that the Transactions are fair, from a financial point of view, to the holders of Inprimis Common Stock;

                     * All assets relating to the battery creation, development and/or manufacturing business currently held by Holdings and/or any affiliate of Holdings (including, but not limited, to, any shareholder of Holdings), shall have been assigned and contributed to Battery prior to the Closing such that, at the time of closing, Battery will have full and valid legal title to all assets relating to Battery's business free and clear of any liens or encumbrances (other than those liens or encumbrances agreed to in the Merger Agreement);

                     * Battery's pending audit shall have been completed and its final audited financial statements, prepared by certified public accountants in accordance with GAAP and adequate for filing with any SEC filings Inprimis may have to make in connection with the Merger, shall have been finalized and delivered to Inprimis;

                     * The total amount of intercompany indebtedness shall be equal to a $7.5 million payable owed by Battery to Holdings, which shall be replaced by the Short-Term and the Long-Term Note.

                     * Neither Battery nor Holdings shall have experienced an event or events which, individually or in the aggregate, cause or are likely to cause, a material adverse effect on its business, financial condition or future prospects;

                     * Prior to the Merger, Battery shall have transferred to a party designated by Holdings legal title and the associated mortgage for the real estate property located in Fort Lauderdale, Florida, where Battery currently conducts its battery creation, development and/or manufacturing business and Battery shall have entered into a long-term lease to occupy the property; and

                     * Other customary closing conditions shall have been satisfied or waived, including without limitation, receipt of all agreed upon consents and approvals, accuracy of each of the parties' respective representations and warranties, compliance with covenants in all material respects, and no pending or threatened material litigation in connection with the Merger.

Termination:      Either Holdings or Inprimis may terminate the Transactions if the Transactions have not closed within 75 days of the date of execution of the Merger Agreement.

Governing Law:    Florida




          [THIS SPACE INTENTIONALLY BLANK. SIGNATURE PAGE TO FOLLOW.]

As noted above, this letter is, and shall be interpreted solely as, a summary of proposed terms of the Transactions. The Investment shall be subject to the negotiation and execution of a final, definitive Investment Agreement between Holdings and Inprimis. The Merger shall be subject to the negotiation and execution of a final, definitive Merger Agreement between Holdings, Inprimis, Battery and Merger Sub.

Acknowledged and agreed:

ENER1 HOLDINGS, INC.                 INPRIMIS, INC.



/s/ Mike Zoi                         /s/ Larry Light
Name: Mike Zoi                       Name: Larry Light
Title: President                     Title: President and Acting Chief Executive
                                     Officer

                                   EXHIBIT A
					     ---------

EXHIBIT 99.1

Number of Common Stock                       Post                    Pre-
and Equivalent Shares:                    Transaction             Transaction                         Terms
--------------------------------------    -----------             -----------                         -----
   Common stock outstanding
    - Public Float                         11,781,604     3.1%     11,781,604     19.4%
   Common stock outstanding
    - Ener1 Holdings                       47,126,416    12.3%     47,126,416     77.8%
   Series A Convertible Redeemable                                                        Convertible at greater of 60%
    P/S - Ener1 Holdings                   10,000,000     2.6%            -        0.0%    of the public market price at
															 date of exercise or $.25 per
															 share.
   Series B Convertible Redeemable										 Convertible at greater of 60%
    P/S - Ener1 Holdings                   64,600,000    16.8%            -        0.0%     of the public market price at
															  date of exercise or $.50 per
															  share.
   Series C Convertible, Redeemable										 Convertible at greater of 60%
    P/S with Warrants - Ener1 Holdings      4,000,000     1.0%            -        0.0%     of the public market price at
															  date of exercise or $.50.
															  Includes warrants to purchase
															  20,597,015 shares of Common
															  stock at $.08 per share.
   Series C Convertible, Redeemable										 Convertible at greater of 60%
    P/S with Warrants - Ener1 Holdings      9,400,000     2.5%            -        0.0%     of the public market price at
															  date of exercise or $.50.
															  Includes warrants to purchase
															  48,402,985 shares of Common
															  stock at $.08 per share.
   Common stock - Newly Issued
    Ener1 Holdings                        162,500,000    42.3%            -        0.0%

Options & Warrants if converted:
--------------------------------

   Options granted to management            1,587,000     0.4%      1,587,000      2.6%
   BOD Options					    113,000     0.0%        113,000      0.2%
   Warrants for $2.0M equity infusion
    from Ener1 Holdings                    20,597,015     5.4%            -        0.0%
   Warrants for $4.7M equity infusion
    from Ener1 Holdings				 48,402,985    12.6%            -        0.0%
   Warrants to Thornhill for AMEX
    listing						  3,680,000     1.0%            -        0.0%

TOTAL COMMON STOCK EQUIVALENTS            388,788,020   100.0%     60,608,020    100.0%

							RECAP:
							------------
							Ener1 % Own    95.5%                    77.8%
							Other % Own     4.5%                    22.2%
									  -------                  -------
									  100.0%                   100.0%

Note: Series C Preferred stock warrants assumes cash infusion between now and closing is $6.7 million.
      This will be adjusted based on actual cash requirements of each company between now and transaction closing.


Battery Company Valuation:
--------------------------------

Series C                         $          4.7  Battery portion of $6.7 new money
Series A                                    2.5  Conversion of interco debt to equity
Series B                                   32.3  $37M less $4.7
Common                                      8.0  Original estimate of tangible net worth
Common                                      5.0  Conversion of interco debt to equity
ST and LT debt                              7.5  Conversion of interco debt to ST and LT debt
                                ----------------
                                 $         60.0
                                ================


New Money - Avg. price/share:
-----------------------------
New Money                        $    6,700,000
Exercise of warrants                  3,872,239
                                ----------------
  Total Cost                     $   10,572,239
                                ================

Series C - if converted                 408,696
Warrants - if converted               2,104,478
                                ----------------
                                      2,513,173
                                ================

Average price per share
 post split                      $         4.21
Average price per share
 pre split                       $         0.18

Price toda                       $         0.22
Discount to market                          83%




Transaction Value:
------------------
Original Shares (pre rev split)      60,608,020
Reverse split                                23

Original Shares (post rev split)      2,635,131


Shares O/S post transaction          16,686,436
Less: Original Shares post rev       (2,635,131)
                                -----------------
New shares issued                    14,051,304
X price today                    $         5.06
                                -----------------
                                     71,099,600
Less: $2M for EnerNow                (2,000,000)
Less: Exercise of Warrants           (3,872,239)
                                -----------------
                                     65,227,361

EXHIBIT 99.2                                                         Ener1


Contact:
Barry Dillon                                              Jim Burke
Ener1 Holdings Inc.                                       Edelman PR Worldwide
561-997-6227 ext. 225                                     305-358-5299
bdillon@ener1.com                                         jim.burke@edelman.com


                  EnerNow Plans to Acquire Battery Business and
                   Receive Additional $6.7 Million in Funding
                             for Combined Companies

                   Expanded Company to be Renamed Ener1, Inc.

Fort Lauderdale and Boca Raton, FL, May 8, 2002 - EnerNow, Inc. (OTCBB: INPM) has agreed in principle to acquire the battery business of its parent company, Ener1 Holdings, Inc. Ener1 Holdings also has agreed in principle to make an additional investment of up to $2.0 million in EnerNow, depending upon its working capital needs. The investment is not contingent on the completion of the battery company acquisition. Consummation of the transactions is subject to required shareholder and regulatory approvals, due diligence, negotiation and execution of definitive agreements and other conditions. In connection with the transactions, Ener1 Holdings plans to provide the battery company with funding of $4.7 million for the development of its battery related business. Despite the combined $6.7 million capital infusion assuming the completion of the merger, the management of both companies noted that additional financing will be required in order to implement their business plans and that no commitments for such additional financing have been received.

To reflect its newly-expanded focus and strategy based on the acquisition, EnerNow will change its name to Ener1, Inc. Ener1, Inc. will be comprised of two divisions - the Digital Media Technologies Division and the new Energy Division. The acquisition will be based on a preliminary valuation of $60 million, and the $6.7 million in additional equity is intended for both the existing digital media technologies and emerging battery businesses as disclosed above.

"The battery side of our planned new Energy Division will continue to develop and market products based on its highly advanced and proprietary lithium-metal and lithium-ion technologies," said Larry Light, acting president and chief executive officer of the renamed Ener1, Inc. "We believe that this is a strategic advantage that will rapidly launch Ener1 to world-class status in the battery industry. The planned New Energy Division's team of scientists and engineers includes over a dozen PhD's, possessing research and development skills in electrochemistry, materials science, and physics, as well as in manufacturing. Coupled with Ener1, Inc.'s existing engineering team, the combined group brings

Enernow to Acquire Battery Business                                     Page 2


to Ener1 a sixteen-year track record in turning innovative technology into new products."

Ener1 Holding's co-founder and chief technology officer, Dr. Peter Novak, who holds a doctorate in physical chemistry, stated, "We expect the new Ener1 Energy Division's patent-pending lithium battery technology to enable us to produce batteries with up to three times the energy density, by weight, of existing batteries. This will allow us to manufacture batteries for a broad range of commercial and military applications that would provide greater power capacity while being smaller than today's batteries." Our intellectual property will include five pending battery-related patents and several patent applications that are planned for submission to the U.S. Patent Office in the near future.

Ener1's new Fort Lauderdale battery production facility is scheduled to go into operation by July. More than $23 million in custom-built production equipment is currently being installed in the facility. During the past twelve months, Ener1 Holdings has invested more than $13.5 million in advanced battery development and production equipment, including $3.5 million in April of this year.

"This is an exciting time for us," Novak said. "We believe that we have the ideal combination of intellectual property as well as technical and manufacturing talent to turn years of advanced research and production planning into a business that will usher in an entirely new line of commercial, military and industrial products. We are confident that our strategy will produce additional business opportunities as well as help us to maximize operational efficiency within Ener1. The results should benefit our shareholders and customers."

Light added, "The first phase of the strategic plan for the battery business is to market custom batteries for military and industrial applications. These products will be manufactured at the Fort Lauderdale facility. Phase two of the strategic plan for the battery business calls for licensing the proprietary battery technology to consumer battery companies."

The planned acquisition and financing transactions call for the public company to issue a combination of common stock, convertible redeemable preferred stock, and debt to Ener1 Holdings, Inc., which currently owns 80% of the public company. The majority of the purchase price is attributable to intellectual property and on-going research and development. Ener1 will only record tangible net assets based on the financial statements of the battery company, which are currently being audited. Upon completion of the transaction, Ener1, Inc. would have approximately 384 million fully-diluted common share equivalents outstanding, of which Ener1 Holdings is anticipated to own approximately 96 percent.

About Ener1 Holdings
Ener1 Holdings, Inc. is a privately held company based in Fort Lauderdale, Florida. Its companies are developing advanced lithium-metal battery and

Enernow to Acquire Battery Business                                     Page 3


electromagnetic protection solutions, as well as a line of digital media distribution hardware and software systems, and interactive TV-based services.

About Ener1, Inc.
Ener1, Inc. (OTCBB: INPM), based in Boca Raton, is the new trade name for Inprimis, Inc., which has been doing business under the name EnerNow. In addition to the battery business that will comprise part of the planned Energy Division, the public company will have three other lines of business:

         Ener1 Digital Media Distribution Products develops and markets advanced digital media distribution products that provide video, movies, and music on demand, Web access, e-mail, and interactive TV services delivered through the television. Its products include Interactive Media Terminals(TM), home media gateways, streaming media servers, and other convergence products. Customers include LodgeNet Entertainment, National Semiconductor, Sprint, KoolConnect, Skylight Systems, Get Well Network, and American VOD.

         Ener1 Engineering Consulting Services provides software and hardware design and development services for companies in the interactive TV, semiconductor, consumer electronics, video, Internet, and multimedia industries. Clients include Liberate, National Semiconductor, Conexant, Philips, AOL, Legato Video, Pegasus, and others.

         Ener1 EnerWatch is developing proprietary electromagnetic and materials technology intended for use in the design and manufacture of products to monitor and eliminate the harmful effects of electromagnetic radiation emitted by power transmission lines and related equipment.

In addition to Ener1's four lines of business, and as previously announced, Ener1 and EDLook, LLC have formed EnerLook Healthcare Solutions, Inc., which will market an integrated suite of interactive television and Internet services for hospitals nationwide. EnerLook's unique service combines interactive patient education, movies on-demand, Internet services, cable TV, games, online chat and e-mail, as well as a host of hospital administrative services, including interactive real-time patient surveys, custom interactive dietary menus, and patient room maintenance.

For more information, visit the company's Web site at http://www.ener1.com or call 561-997-6227.

Enernow to Acquire Battery Business                                     Page 4


Safe Harbor Statement

This release contains forward-looking statements within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward looking statements involve risks and uncertainties, including, but not necessarily limited to, the change in control of EnerNow and dilution to existing shareholders of EnerNow caused by the transactions with Ener1 Holdings, Inc., the history of operating losses incurred by EnerNow and its need for additional capital, the lack of any operating history for the development stage Ener1 battery business, the need for additional capital for the Ener1 battery business, the inability to complete the acquisition of the Ener1 battery business, the ability to enter into and receive revenue from new contracts, the rate of development of the information appliance market, the successful development and market acceptance of new products and services, the degree of competition in the market for such products and services, competitive pricing practices, dependencies upon key personnel, and low barriers of entry into the software development and services markets. Further, a significant portion of the company's sales is derived from a limited number of customers, the loss of one or more of which could adversely impact operating results. Some of these and other risks are detailed in the company's' annual report on Form 10-K for the year ended December 31, 2001, as well as in the company's other filings with the Securities and Exchange Commission. Such risks and uncertainties could cause actual results or performance to differ materially from any future results or performance expressed or implied in the forward-looking statements included in this release.

                                #      #      #