Form 10QSB
period 2002-06-30
INPRIMIS INC
filed 2002-08-19
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                           Commission File Number 0-21138
    June 30, 2002


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

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                               Outstanding as of
         -----                                                August 15, 2002
  Common stock, par value                                     ---------------
      $.01 per share                                             58,910,020

                         INPRIMIS, INC. AND SUBSIDIARIES
                 Form 10-QSB for the Quarter Ended June 30, 2002

                                      INDEX

                                                                           Page
                                                                           ----
Part I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheet
                   (unaudited) as of June 30, 2002.....................     3

                  Condensed Consolidated Statements of
                   Operations (unaudited) for the three and six
                   months ended June 30, 2002 and 2001 ................     4
..
                  Condensed Consolidated Statements of
                   Cash Flows (unaudited) for the six
                   months ended June 30, 2002 and 2001.................     5

                  Notes to Condensed Consolidated
                   Financial Statements (unaudited)....................     6

  Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                   Operations..........................................    15

Part II. OTHER INFORMATION

  Item 1.         Legal Proceedings....................................    26

  Items 2-3.      Not applicable.......................................    26

  Item 4.         Submission of Matters to a Vote of
                   Security Holders....................................    27-28

  Item 5.         Other Information....................................    28

  Item 6.         Exhibits and Reports on Form 8-K.....................    29

  Signatures...........................................................    30

PART I.  Item 1.

                        INPRIMIS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (In thousands except share data)
                                                                    June 30,
                                                                      2002
                                                                 ---------------
                                     ASSETS

Current assets:
   Cash and equivalents........................................        $ 1,199
   Trade receivables, net......................................            155
   Prepaid expenses and other current assets...................            230
                                                                 ---------------
      Total current assets.....................................          1,584
 Property and equipment, net...................................            418
 Technology licenses...........................................          1,047
 Other assets..................................................             32
                                                                 ---------------
      Total assets.............................................         $3,081
                                                                 ===============

                      LIABILITIES AND DEFICIENCY IN ASSETS


Current liabilities
   Accounts payable ...........................................        $ 2,025
   Deferred revenue ...........................................            310
   Short term note payable.....................................            208
   Due to stockholder..........................................          1,081
   Accrued expenses and other current liabilities .............            622
                                                                 ---------------
      Total current liabilities ...............................          4,246
                                                                 ---------------

Minority interest..............................................            617
                                                                 ---------------

Commitments and contingencies

Deficiency in assets

   Preferred stock, par value $.01 per share, 5,000,000
    shares authorized; none issued and outstanding                          --
   Common stock, par value $.01 per share, 200,000,000
    Shares authorized, 58,910,020 issued and outstanding.......            589
   Additional paid-in capital .................................         41,509
   Accumulated deficit.........................................        (43,880)
                                                                 ---------------
      Total deficiency in assets...............................         (1,782)
                                                                 ---------------
        Total liabilities and deficiency in assets.............        $ 3,081
                                                                 ===============


           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                                 Three Months             Six Months
                                                                 Ended June 30,          Ended June 30,
                                                                ---------------         ---------------
                                                                2002       2001         2002       2001
                                                                ----       ----         ----      -----
Net sales
  Product sales........................................     $     73   $    228     $    716   $    389
  Engineering services.................................          576        946        1,117      1,599
                                                             -------    -------      -------    -------
       Total...........................................          649      1,174        1,833      1,988
Cost of goods sold.....................................        1,010        988        2,573      2,962
                                                             -------    -------      -------    -------
  Gross profit (loss)..................................         (361)       186         (740)      (974)
                                                             --------   -------      --------   --------
Operating expenses:....................................
  Research and development.............................          171        176          295        304
  Management fee from a related party..................          181         --          181         --
  Selling, general and administrative..................        1,197        788        2,402      1,756
                                                             -------    -------      -------    -------
  Total operating expenses.............................        1,549        964        2,878      2,060
                                                             -------    -------      -------    -------
Loss from operations...................................       (1,910)      (778)      (3,618)    (3,034)
Non-operating income (expense), net....................           (4)        76           (1)       164
                                                             --------   -------      --------   -------
Loss before income taxes...............................       (1,914)      (702)      (3,619)    (2,870)
Income taxes...........................................           --         --            1          2
                                                             -------    -------      -------    -------
Net loss before minority interest......................       (1,914)      (702)      (3,620)    (2,872)
Minority interest in net loss..........................          159         --          167         --
                                                             -------    -------      -------    -------
Net Loss...............................................     $ (1,755)  $   (702)    $ (3,453)  $ (2,872)
                                                            =========  =========    =========  =========
Net loss per share (basic and diluted).................     $  (0.03)  $  (0.06)    $  (0.08)  $  (0.25)
                                                            =========  =========    =========  =========
Weighted average
  shares outstanding................................          58,910     11,624        45,572    11,624
                                                              ======     ======        ======    ======

           See notes to condensed consolidated financial statements.

                         INPRIMIS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                     Six Months
                                                                                   Ended June 30,
                                                                                 ------------------
                                                                               2002              2001
                                                                       ---------------   ----------------
Cash provided by (used in):
Operating activities:
   Net loss.....................................................            $ (3,453)         $ (2,872)
   Depreciation and amortization................................                 367               348
   Common stock options issued as compensation..................                 138                --
   Minority interest in loss of subsidiary......................                (167)               --
   Changes in assets and liabilities ...........................               2,322            (1,779)
                                                                              ------           -------
     Net cash used in operating activities......................                (793)           (4,303)
                                                                            --------          --------
Investing activities:
   Payment received on note from Boundless .....................                  --                63
   Capital expenditures.........................................                 (29)             (102)
   Purchase of technology licenses..............................              (1,170)               --
                                                                            --------            ------
     Net cash used in investing activities......................              (1,199)              (39)
                                                                             -------            ------
Financing activities:
   Net proceeds from issuance of common stock...................                 945                12
   Proceeds from note payable...................................                 208                --
   Proceeds from minority investment in new subsidiary..........               1,600                --
                                                                              ------            ------
     Net cash (used in) provided by financing activities........               2,753                12
                                                                             -------            ------
Net increase in cash and equivalents ...........................                 761            (4,330)
Cash and equivalents, beginning of period ......................                 438             5,454
                                                                              ------           -------
Cash and equivalents, end of period ............................            $  1,199          $  1,124
                                                                            ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the six months for income taxes                          $      1          $      2
                                                                            ========          ========
  Non-cash investing and financing activities:
   Capital lease obligation incurred for equipment
   purchases                                                                $     --          $     65
                                                                            ========          ========
  Decrease in note receivable from Boundless as an offset
   for payment against the minimum purchase guarantee
   and accounts payable to Boundless                                        $     --          $    562
                                                                            ========          ========


           See notes to condensed consolidated financial statements.

Basis of Presentation and Going Concern

         Nature of Business. The Company provides design services for Internet-based information and entertainment appliances. In addition, the Company develops hardware and set-top box reference platforms that can be quickly adapted to meet specific customer product requirements. These platforms include integrated computer designs, such as set-top boxes, for a variety of high-speed communications, including DSL (Digital Subscriber Line), cable, and satellite networks. The Company provides customized design and development services and licenses its designs to customers on a royalty basis. The Company provides software-intensive engineering services related to the integration of software and hardware. The Company has recently decided that it will offer its own digital set top box as a product, which will be sold to solution providers in key vertical markets such as hospitality and healthcare. The Company has recently decided to also develop additional products around the set-top box and interactive market place. The Company recently announced truNetTV software which makes it possible for users of interactive TV-based systems in hotels and hospitals to gain access to mainstream PC and Server applications directly from their television sets. This business model is intended to provide the Company with revenue streams from both engineering design services, royalties from the deployed design, and from product sales.

          Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15 (d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The audited financial statements at December 31, 2001 which are included in the Company's Annual Report on Form 10K should be read in conjunction with these condensed consolidated financial statements.

         Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows in 1999, 2000, and 2001, and as of June 30, 2002, had an accumulated deficit of $44.0 million. Cash used in operations for the years ended December 31, 1999, 2000, and 2001 was $6.1 million, $8.2 million, and $4.9 million respectively. The Company did have a net cash increase of $0.8 million for the six months ended June 30, 2002, which was primarily the result of financing activities. The Company's cash position of $1.2 million as of June 30, 2002 includes $1.0 million of cash that is held by the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc. This cash is to be used only for the operations of this subsidiary. The Company continued to have negative cash flow from operations for the three months and six months ended June 30, 2002. It is likely that the Company's operations will continue to incur negative cash flows in 2002. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management Plans. The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company a basis or sufficient visibility and predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. The change in strategy to also focus on developing new products is required to obtain the necessary increase in sales. This change will require the Company to have additional working capital to finance receivables and inventory. The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company on January 3, 2002 completed a transaction with Ener1 Holdings, Inc., which resulted in additional capital of $1,000,000 and has received additional funding from Ener1 Holdings, Inc. as loans and intercompany advances in the amount of $1,300,000 which does not mitigate the requirement that the Company must achieve positive cash flows in the near term and seek additional capital. It is anticipated that the Company will experience a significant net loss in the third quarter of 2002.

Recent Developments and Subsequent Events

Proposed Acquisition of Ener1 Holdings, Inc.'s battery business and additional funding

         The Company announced on May 9, 2002 that it has agreed in principle to acquire the development stage battery business of its 80% stockholder, Ener1 Holdings, Inc. In addition Ener1 Holdings Inc has agreed in principle to make an additional investment of up to $2.0 million depending on the Company's working capital needs. The investment is not contingent on the completion of the battery company acquisition. As of June 30, 2002, the Company received $0.9 million towards the Companys working capital requirement. This amount is non-interest bearing, due on demand and included in Due to Stockholder on the accompanying condensed consolidated balance sheet. As of August 15, 2002 the Company has received in total from Ener1 Holdings, Inc. $1.3 million. Consummation of the transaction is subject to required shareholder and regulatory approvals, due diligence, negotiations, and execution of definitive agreements and other conditions. In connection with the transaction, Ener1 Holdings plans to provide the battery company with funding of $4.7 million for the development of its battery related business. Despite the anticipated combined $6.7 million capital infusion, assuming the completion of the merger, the management of both companies noted that additional financing will be required in order to implement their business plans and that no commitments for such additional financing have been received.

Transition to a Products Company

         The Company has recently decided to increase its efforts in developing products around the set-top box and interactive TV market place. On April 8, 2002 the Company announced that it was developing a software product named truNetTV, which makes possible for users of interactive TV-based systems in hotels and hospitals to gain access to mainstream PC and Server applications directly from their television sets. The Company will also continue to market its own set top box. This business model is intended to provide the Company with revenue streams from both engineering design services, royalties from deployed design, and from product sales. Product sales were $73,000 in the second quarter and are likely to be at approximately the same level in the third quarter. It will take time to penetrate new markets.

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

EnerLook Health Care Solutions, Inc.

            On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC committed to contribute $1.6 million for its 49% contribution, of which $0.8 million was received as of March 21, 2002 and $0.8 was received on April 24, 2002. The details of the shareholder agreement have been finalized and is included as an exhibit to the 10-QSB filing. The Company's capital contribution will be limited to its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The Company is also contributing its technology expertise to the joint venture. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business. As of March 31, 2002 the capital contributed by EDLook, LLC was $0.8 million. Therefore as of March 31, 2002 the Company has a 67.5% interest in this subsidiary, which was reduced to 51% on April 10, 2002 when the additional $0.8 million was received.


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

On March 29, 2002 Mr. Will tendered his resignation from our Board of Directors.


Exit from the Data Communications products business

        The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing engineering services. The Company announced in July 2000 that it no longer would offer data communications products to the marketplace. In conjunction with this transition, the Company decided to change the name of the Company from Boca Research, Inc. to Inprimis, Inc. The Company did not have any data communications sales in either of the three and six months ended June 30, 2002 and June 30, 2001.

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

Revenue Recognition

                Revenue from engineering services contracts is recognized as the work is performed. Contracts are either time-and-material or fixed-price in nature. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which is verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company is doing business with a number of start up companies. Generally accepted accounting principles require that collectibility must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of June 30, 2002 are recorded as deferred revenue at June 30, 2002.

Technology Licenses

        During the six months ended June 30, 2002, the Company capitalized approximately $1.0 million for licenses related to the set-top box technology. Management believes that this technology and the related set-top boxes will not be fully developed and marketable with this technology until mid 2004 and the Company will not generate significant revenues from the sale of set-top boxes with this technology until that time. Based on this, the Company is currently not amortising the licenses. These licenses will be reviewed for impairment in accordance with SFAS No. 144.

Related Party Transaction

        During the six months ended June 30, 2002, Ener1 Holdings, Inc., the parent company, incurred expenses on behalf of the Company, including payroll, advisory services and other administrative expenses, totaling approximately $181,000. These advances are non-interest bearing and due on demand and are included in Due to Stockholders on the balance sheet.

Trade Receivables

        Trade receivables are presented net of an allowance for doubtful accounts of $12,030 as of June 30, 2002.

Comprehensive Income (Loss)

        Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive loss equals its net loss for the three and six months ended June 30, 2002 and 2001, and net loss is the only component of comprehensive loss for such periods.

Net Loss per Share

           The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock options to purchase 1,689,446 and 2,366,100 common shares from the weighted-average shares outstanding calculation for the three months and six months ended June 30, 2002 and 2001, respectively, as their effect was anti-dilutive.

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

Stockholders' Equity

        During the three months ended March 31, 2002, the transaction with Ener1 Holding, Inc. was concluded and the Company received $880,000 less $55,000 for legal fees associated with the transaction for a net of $825,000. On April 8, 2002 an additional $120,000 was received in connection with the Ener1 Holdings, Inc. transaction, which was being held in Escrow. Also, the Company formed a subsidiary during the three months ended March 31, 2002, from which the Company received $800,000 for 32.5% of the Company. On April 10, 2002 an additional $800,000 was received which brought the minority interest in the subsidiary to 49% as of June 30, 2002.

        The majority of the Company's stock options have variable plan accounting treatment because of re-pricing existing options during 2001. The price of the Company's common stock was at $0.15 as of June 30, 2002, which is greater than the $0.05 option price. This resulted in an increase in additional paid in capital and a charge to earnings of approximately $138,000 for the six months ended June 30, 2002.

        During the three month period ended March 31, 2002, 2,000 shares of common stock were issued in connection with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $51.

Stock Option Plan

        During the six month period ended June 30, 2002, the Company granted options to purchase 115,000 shares at prices ranging between $0.10-$0.13 per share. Included in this number was 100,000 shares granted to Eduard Will, the former President and Chief Executive Officer who was terminated on March 28, 2002. The Company received shareholder approval on May 6, 2002 for the adoption of a new stock option plan.

Recently Issued Accounting Pronouncements and Interpretations.

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No 141, "Business Combinations," and SFAS No.142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Adopting SFAS Nos. 141 and 142 did not have a material impact on the Company's financial statements, although future acquisitions may be affected by these statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143 and therefore, at this time, cannot reasonably estimate the effect of these statements on its financial condition, results of operations and cash flows.

          SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS No 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and is effective for fiscal years beginning after December 15, 2001. Adopting SFAS No 144 did not have a material impact on the Company's financial statements.

         In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No.13 and Technical Corrections. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides for other technical corrections. Management believes adoption of this statement will not have a material effect on the financial statements of the Company.

         In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company.

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

        As an aid to reviewing the Company's results of operations for the three and six months ended June 30, 2002 and 2001, the following table sets forth the financial information as a percentage of net sales and the percentage change from the comparable period in 2001.

                                                  Three Months                           Six Months
                                                  Ended June 30,         Percent         Ended June 30,         Percent
                                                 2002        2001        Change         2002        2001        Change
                                                 ----        ----                       ----        ----
Net sales..................................      100.0 %     100.0 %     (44.7)%        100.0 %     100.0 %         (7.8)%
Cost of goods sold.........................      155.6        84.2         2.2          140.4       149.0          (13.1)
                                                 -----       -----                     ------      ------
   Gross profit (loss).....................      (55.6)       15.8          *           (40.4)      (49.0)            *
Operating expenses.........................
 Research and development..................       26.4        15.0         2.8           16.1        15.3           (3.0)
 Management fee to related party...........       27.9                      *             9.7                         *
 Selling, general and administrative.......      184.4        67.1        74.9          131.2        88.3           47.1
                                                ------       -----                     ------       -----
   Total operating expenses................      238.7        82.1        60.7          157.0       103.6           39.7
                                                ------       -----                     ------       -----
Loss from operations.......................     (294.3)      (66.3)      145.5         (197.4)     (152.6)          19.2
Non-operating income, net (expense) net....        (.6)        6.5      (105.3)           0.0         8.2         (100.6)
                                                -------      -----                     ------      ------
Loss before income tax benefit.............     (294.9)      (59.8)      172.6         (197.4)     (144.4)          26.1
Income tax.................................        0.0         0.0          *            (0.1)        0.1           50.0
                                                ------       -----                     ------      ------
Net loss before minority interest..........     (294.9)      (59.8)      172.6         (197.5)     (144.5)          26.0
Minority interest in net loss..............       24.5         0.0          *             9.1         0.0             *
                                                ------       -----                     ------      ------
Net loss after minority interest share.....     (270.4) %    (59.8) %    150.0%        (188.4) %   (144.5) %        20.2%
                                                ======= =    ====== =                  ======= =   ======= =
* Not applicable

Results of Operations

       Net Sales. The Company's net sales decreased 44.7% to $0.6 million for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 net sales decreased 7.8% to $1.8 million from $2.0 million for the six months ended June 30, 2001. Sales for the three months ended June 30, 2002 consisted of $0.5 million from contract engineering and $0.1 million from prototype and products sales. Sales for the three months ended June 30, 2001 consisted of $1.0 million for contract engineering and $0.2 million from prototype and product sales arising from engineering contracts. Sales for the six months ended June 30, 2002 consisted of $1.1 million for contract engineering and $0.7 million for product sales. This compares to the six months ended June 30, 2001 where sales consisted of $1.6 million in contract engineering and $0.4 million in product sales. In 2002 the Company has embarked on an effort to de-emphasize contract engineering services and focus on developing products associated with its set-top box designs. The Company's set-top box, interactive iTV devices are currently being targeted at the hospital and lodging markets. These markets will take time to develop and product sales are likely to be insignificant in the third quarter.

       Gross Loss The Company recorded a negative gross profit of $0.4 million, for the three months ended June 30, 2002 as compared to a gross profit of $0.2 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 the Company reported a negative gross profit of $0.7 million compared to a negative gross profit of $1.0 million for the six months ended June 30, 2001. The Company's negative gross profit for the three and six months ended June 30, 2002 was the result of engineering costs being charged to projects that exceeded recognized revenue for the project. This situation can be caused by a number of factors such as under pricing of the project, inefficiency of the engineers, and difficulties encountered in the project. The larger negative gross margin for the six months ended June 30, 2001 was due to an excessive amount of engineering staff that the Company had in anticipation of contracts that did not materialize. This was corrected by the second quarter ended June 30, 2001 where a combination of less engineering staff and an in increase engineering service revenue resulted in a small gross profit of $0.2 million reported for this period.

       Research and Development Expenses. Research and development expenses were approximately the same for the three and six months ended June 30, 2002 and June 30, 2001. It is anticipated that research and development costs will increase in subsequent quarters as the Company focuses on developing new products. Some of these increases in costs will be an allocation from cost of sales to research and development as the Company de-emphasizes contract engineering.

       Selling, General, Administrative Expenses including Management Fee from a Related Party: These expenses increased to $1.4 million in the three months ended June 30, 2002, from $0.8 million in the three months ended June 30, 2001. Selling, general, administrative, and management fee from a related party expenses as a percentage of net sales was 212.3% in the three months ended June 30, 2002 and 67.1% in the three months ended June 30, 2001. The increase in these expenses was the result of $0.2 million incurred in the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc., $0.1 million in stock compensation costs, $0.2 million of management charges from Ener1 Holdings, Inc., and $0.1 million for consulting expenses. For the six months ended June 30,2002 these expenses increased to $2.6 million from $1.8 million for the six months ended June 30, 2002. These expenses as a percentage of net sales was 140.9% in the six months ended June 30, 2002 and 88.3% in the six months ended June 30, 2001.

         Selling, general, administrative and management fee from a related party expenses as a percentage of net sales will continue to fluctuate and will be influenced by the level of sales. Theses expenses are likely to be different for a service business than for a products business. Therefore, as the Company moves towards a products Company it is anticipated that these expenses will increase.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital as of December 31, 2001 was a deficit of $0.9 million and as June 30, 2002 the Company's working capital was a deficit of $2.7 million. Therefore during the period from December 31, 2001 through June 30, 2002, the Company's working capital decreased by $1.8 million. This decrease in working capital was primarily a result of an increase in accounts payable of $1.0 million, an increase in a related party payable to Ener1 Holdings, Inc. of $1.1 million, an increase in deferred revenue of $0.1 million, increase in short term note payable of $0.2 million, a decrease in other current assets, excluding cash, of $0.2 million offset by an increase in cash of $0.8 million. The Company's cash position as of June 30, 2002 was $1.2 million compared to a cash position of $0.4 million as of December 31, 2001.

The Company's cash position of $1.2 million as of June 30, 2002 includes $1.1 million of cash that is held by the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc. This cash is to be used for the operations of this subsidiary. The subsidiary's operations used cash of $0.5 million for the six months ended June 30, 2002 and the subsidiary's operations will continue to use cash for the foreseeable future.

        The Company incurred substantial operating losses in 1998, 1999, 2000, 2001, and in the first six months of 2002 and it is likely that cash flow from operations will be negative in the foreseeable future. An unfavorable outcome of the legal contingencies (see "Commitments and Contingencies") would also have an adverse affect on the Company's cash flow. Such conditions raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

    The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient basis and visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. The change in strategy to also focus on developing new products is required to obtain the necessary increase in sales. This change will require the Company to have additional working capital to finance receivables and inventory. The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. On January 3, 2002 the Company completed a transaction with Ener1 Holdings, Inc., which resulted in additional capital of $1,000,000. Ener1 Holdings, Inc has made $1,300,000 of additional cash advances from January 3, 2002 to August 15, 2002, which does not mitigate the requirement that the Company must achieve positive cash flows in the near term and seek additional capital. It is anticipated that the Company will experience a significant net loss in the third quarter of 2002.

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

         On February 22, 2002, the Original Purchase Price was reduced by $200,000 to $1,000,000 (the "Adjusted Purchase Price") under the terms of the Securities Purchase Agreement because the Company did not meet certain stockholder equity targets for December 31, 2001. The $200,000, by which the Original Purchase Price was reduced, was loaned to the Company by Ener1 and is payable to Ener1 on February 21, 2003.

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

         On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC committed to contribute $1.6 million for its 49% contribution, of which $0.8 million was received as of March 21, 2002 and $0.8 million was received on April 24, 2002. The details of the shareholder agreement has not been finalized as of May 15, 2002. The Company's capital contribution will be limited but will offer instead its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The Company is also contributing its technology expertise to the joint venture. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business. As of March 31, 2002 the capital contributed by EDLook, LLC was $0.8 million. therefore at this date the Company had a 67.5% interest in this subsidiary, which was reduced to 51% on April 10, 2002 when the additional $0.8 million was received. It is anticipated that this joint venture will required additional funding in the future to fully execute its business plan.

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

          The Company has no significant commitments as of June 30, 2002.

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

         Revenue from engineering services contracts is recognized as the work is performed. Contracts are generally either time-and-materials or fixed-price in nature. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did not have a significant amount of work under a fixed price contract as of June 30, 2002. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of June 30, 2002 are recorded as deferred revenue.

Certain Factors That May Affect Future Performance

         In addition to the other information in this Form 10-QSB, readers should consider carefully the following factors that may affect the future performance of the Company.

Lack of Liquidity, Capital Resource Difficulties and History of Operating Losses:

         The Company has incurred substantial operating losses in 1997, 1998, 1999, 2000, 2001. Although cash and cash equivalents were $1.2 million as of June 30, 2002, the Company's net cash used in operating activities was $0.6 million for the three months ended June 30, 2002. Also of the $1.2 million included in cash and cash equivalents as of June 30, 2002, $1.1 million is reserved for EnerLook Health Care Solutions operations. The Company's working capital was a deficit of $2.6 million as of June 30, 2002. Furthermore, it is likely that the Company's operations will continue to consume cash in the foreseeable future. An unfavorable outcome of the legal contingencies would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.

         Management has attempted to take steps to bring the Company's expense structure in line with the reduced revenue levels being achieved. In April 2001, the Company reduced the number of employees from 53 to 37. In July 2001, the Company implemented a 20% salary reduction for its five management personnel and a 10% salary reduction for other positions. In September 2001, the Company implemented further temporary salary reductions. As of December 31, 2001, the Company had 31 full time employees. In July 2002 the Company had additional staff reductions which brought the Company's full time employment to 26. The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The alignment of sales and expenses is the key to cash flow and to preserving the Company's limited cash resources. As the Company moves back into the products business substantial capital may be required to support working capital needs. The Company uses its best efforts to secure partial advance payments on product orders. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables. However, in the near term, the Company believes it must achieve the aforementioned financial goals in order to continue to operate.

Transition of the Company: Unproven Business Plan and Limited Experience

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

       b. the willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PC's and handheld industrial data collectors to perform functions currently carried out manually or by traditional PC's, including inputting and sharing data, communicating among users and connecting to the Internet; and

       c. the evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite, or cable.

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

Status of Company Common Stock Listing on Nasdaq National Market

         Stock traded on the Nasdaq National Market must meet certain listing requirements, including requirements with respect to a Company's net tangible assets, the bid price of its stock and the market value of its public float. As previously announced, the Company received a Nasdaq Staff Determination on June 26, 2001, indicating that the Company did not meet the net tangible assets requirement for continued listing, and that its stock was, therefore, subject to delisting from the Nasdaq National Market. Nasdaq also advised the Company that the Company was not in compliance with the $1 minimum bid requirement and the minimum market value requirement with respect to its public float. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which was held on August 16, 2001. The Company received notice on October 25, 2001 that the Company's shares would be delisted effective the next day. As of October 26, 2001, the Company's shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter (OTC) equity securities. OTC Bulletin Board securities are traded by a community of registered market makers that enter quotes and trade reports.

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

                At the Annual Meeting of Stockholders of the Company held on May 6, 2002, (i) the Company's nominees for directors to serve until the 2002 Annual Meeting of stockholders were elected (ii) the stockholders did not approve to change the name of the Company to EnerNow, Inc. (iii) the stockholders approved a new 2002 Stock Participation Plan (iv) the stockholders approved a new 2002 Non-Employee Director Stock Participation Plan (v) the stockholders ratified the appointment of Kaufman, Rossin & Company as the Company's independent auditors.

With respect to the election of the Directors, the voting was as follows:

     Nominee                For                 Against           Withheld
     -------                ---                 -------           --------

Bernard A Carballo          56,070,675                            117,109
Karl Gruns                  56,065,960                            121,824
Peter Novak                 56,065,495                            122,289
Michael Zoi                 56,065,495                            122,289
Boris Zingarevitch          56,065,495                            122,289


With respect to Articles of Incorporation to change our name to EnerNow, Inc.

                            For                 Against           Abstain
                            ---                 -------           -------
                           8,818,881           7,359,909         8,994


With respect to the approval and adoption of the 2002 Stock Participation Plan

                           For                  Against           Abstain
                           ---                  -------           -------
                           48,117,093           221,137           17,017


With respect to the approval and adoption of a new 2002 Non-Employee Director Stock Participation Plan

                           For                  Against           Abstain
                           ---                  -------           -------
                           48,024,461           270,344           60,442

With respect to the ratification of the appointment of Kaufman, Rossin & Company as our independent Auditors.

                           For                  Against           Abstain
                           ---                  -------           -------
                           56,050,190           128,080           9,514


Item 5. Other Information

                   The Company announced on May 9, 2002 that it has agreed in principle to acquire the battery business of its 80% stockholder, Ener1 Holdings, Inc. Ener1 Holdings Inc. also has agreed in principle to make an additional investment of up to $2.0 million depending on the Company's working capital needs. As of August 15, 2002 the Company has received $1.3 million towards this commitment. The investment is not contingent on the completion of the battery company acquisition. Consummation of the transaction is subject to required shareholder and regulatory approvals, due diligence, negotiations, and execution of definitive agreements and other conditions. In connection with the transaction, Ener1 Holdings plans to provide the battery company with funding of $4.7 million for the development of its battery related business. Despite the combined $6.7 million capital infusion, assuming the completion of the merger, the management of both companies noted that additional financing will be required in order to implement their business plans and that no commitments for such additional financing have been received. Filed as an exhibit in the March 31, 2002 10-QSB was the term sheet dated May 9, 2002 between the Company and Ener1 Holdings, Inc. and also filed with the March 31, 200 10-QSB was the press release issued on May 9, 2002 regarding the proposed acquisition of the battery company. The Company is still in the process of due diligence, negotiations, and finalizing documents.

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

Item 6. Exhibits and Reports on Form 8-K

                   Exhibit:

(a)   99.1   Shareholder Agreement between Inprimis, Inc. and EnerLook
              HealthCare Solutions, Inc.

      99.2 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

             None

                         INPRIMIS, INC. AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                                 INPRIMIS, INC.

Dated:  August 19, 2002                         By:  /s/ Larry L. Light
                                                     ------------------
                                                     Larry L. Light

                                                Acting Chief Executive Officer
                                                (Principal Executive Officer)




Dated:  August 19, 2002                         By:  /s/ R. Michael Brewer
                                                     ---------------------
                                                     R. Michael Brewer
                                                Senior Vice President of Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

EXHIBIT 99.1

                      ENERLOOK HEALTHCARE SOLUTIONS, INC.

                  JOINT CONTRIBUTION AND SHAREHOLDERS AGREEMENT

         This Shareholders Agreement (the "Agreement") is made effective as of this 23rd day of April, 2002 by and between Inprimis, Inc., a Florida corporation d/b/a EnerNow, Inc., ("EnerNow") and Edlook, LLC, a Florida Limited Liability Company ("Edlook").

         WHEREAS, EnerNow and Edlook have formed and are the sole shareholders in a new corporation, EnerLook Healthcare Solutions, Inc. (the "Company"), to develop the capability to deliver turnkey solutions for interactive television, internet applications and administrative solutions for patients and providers in the healthcare industry; and

         WHEREAS, in order for the Company to develop such capability, EnerNow and Edlook have agreed to undertake certain obligations with respect to the Company, including the contribution of capital or the provision of services to the Company, all as set forth herein; and

         WHEREAS, the parties have agreed to limit certain rights they might otherwise have with respect to their shares in the Company, all as set forth herein.

         NOW, THEREFORE, in consideration of the premises and other good and valuable consideration, the receipt and sufficiency of which hereby are acknowledged, the parties agree as follows.

        1.        Stockholdings; Directors.
                  ------------------------

                  1.1 Ownership Percentage. Subject to the terms and conditions of this Agreement, Edlook has previously purchased 49,000 shares of the Company's common stock, equal to an ownership percentage of Forty-Nine percent (49%) of the Company and EnerNow has previously purchased 51,000 shares of the Company's common stock, equal to an ownership percentage of Fifty-one percent (51%) of the Company (collectively, the "Shares").

                  1.2 Directors. For so long as EnerNow owns 51 percent of the Shares and Edlook owns 49 percent of the Shares, the number of directors of the Company shall remain at 3 directors, unless EnerNow and Edlook agree, in writing, to change such number. In addition, during such time period, at any yearly election of directors, the parties agree as follows: (i) EnerNow shall nominate one candidate for director and EnerLook hereby agrees to vote its Shares for such candidate; (ii) Edlook shall nominate one candidate for director and Edlook hereby agrees to vote its Shares for such candidate; and (iii) EnerNow and Edlook shall agree on one additional candidate for director and each party hereby agrees to vote its Shares for such agreed upon director; provided, however, in the event that EnerNow and Edlook are unable to agree upon such candidate, each shall be free to vote its Shares for any the third director it may choose.

        2. Representations and Warranties of Edlook and EnerNow. Each of Edlook and EnerNow hereby severally represents and warrants with respect to the purchase of the Shares as follows:

                  2.1 Purchase Entirely for Own Account. By the execution of this Agreement each of Edlook and EnerNow hereby confirms, that the Shares will be acquired for investment for such party's own account, not as a nominee or agent, and not with a view to the resale or distribution of any part thereof, and that such party has no present intention of selling, granting any participation in, or otherwise distributing the same. By executing this Agreement, each such party further represents that such party does not have any contract, undertaking, agreement or arrangement with any person to sell, transfer or grant participations to such person or to any third person with respect to any of the Shares.

                  2.2 Right to Purchase; Right of First Refusal. Notwithstanding the provisions of Section 2.1, and subject to the other provisions of this Agreement, in the event that either party wishes to sell any or all of its Shares, it shall first offer such Shares to the other party to this Agreement. In the event that the parties cannot agree on a price for such offered Shares, the party wishing to sell (the "Selling Party") may thereafter seek to sell such Shares to a third party, subject to the other party's right of first refusal hereunder. Prior to selling such Shares to any third party, the Selling Party shall inform the other party, in writing, of all of the pertinent details of the proposed sale. The other party shall then have five 5 business days in which to purchase such Shares at the price and subject to the terms offered by the Selling Party to the third party. If the other party fails to purchase the Shares at such price and subject to such terms during such five 5 day period, the Selling Party shall be free to sell such Shares to the third party.

                  2.3 Right of First Offer. In the event that the Company proposes to offer equity securities to any person (other than (i) the issuance of capital stock to employees, consultants, officers or directors of the Company pursuant to stock purchase or stock option plans or agreements approved by the Board, (ii) the issuance of securities in connection with acquisition transactions, (iii) the issuance of securities to financial institutions or lessors in connection with commercial credit arrangements, equipment financings or similar transactions, (iv) the issuance of securities in a public offering[an "IPO"], or (v) stock splits, stock dividends or like transactions) each of Edlook and EnerNow shall have the right to purchase that portion of such equity securities equal to (x) the number of shares of common stock held by Edlook or EnerNow, as applicable, divided by (y) all of the Company's common stock then outstanding or issuable upon exercise or conversion of options, warrants, notes, preferred stock, or other rights to acquire the Company's common stock. Such equity securities shall be purchased within 15 days of written notice by the Company and on the same terms as they are purchased by other third party purchasers of the equity securities. Such right of first offer will terminate upon an IPO or the acquisition of the Company.

                  2.4 Investment Experience. Each of Edlook and EnerNow is an investor in securities of companies in the development stage and acknowledges that it is able to fend for itself, can bear the economic risk of its investment, and has such knowledge and experience in financial or business matters that it is capable of evaluating the merits and risks of the investment in the Shares.

                  2.5 Restricted Securities. Each of Edlook and EnerNow understands that the Shares are characterized as "restricted securities" under the federal securities laws inasmuch as they are being acquired from the Company in a transaction not involving a public offering and that under such laws and applicable regulations such securities may be resold without registration under the Securities Act only in certain limited circumstances. In this connection, Edlook and EnerNow each represents that it is aware of the provisions of Rule 144 promulgated under the Securities Act that permit limited resale of shares purchased in a private placement subject to the satisfaction of certain conditions, including, among other things, the existence of a public market for the shares, the availability of certain current public information about the Company, the resale occurring not less than one year after a party has purchased and paid for the security to be sold, the sale being effected through a "broker's transaction" or in transactions directly with a "market maker" and the number of shares being sold during any three-month period not exceeding specified limitations.

                  2.6 Legends. It is understood that the certificates evidencing the Shares shall bear the following legend:

                  "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES LAWS OF ANY STATE, AND MAY NOT BE SOLD, TRANSFERRED, ASSIGNED, PLEDGED OR HYPOTHECATED UNLESS AND UNTIL REGISTERED UNDER SUCH ACT AND/OR APPLICABLE STATE SECURITIES LAWS, OR UNLESS THE CORPORATION HAS RECEIVED AN OPINION OF COUNSEL OR OTHER EVIDENCE, REASONABLY SATISFACTORY TO THE CORPORATION AND ITS COUNSEL, THAT SUCH REGISTRATION IS NOT REQUIRED."

        3. EnerNow's Obligations. In connection with its investment in the Company and in order to assist the Company in developing turnkey solutions for interactive television, internet applications and administrative solutions for patients and providers in the healthcare industry; EnerNow shall contribute or provide to the Company those items set forth in this Section 3.

                  3.1 Business Services. During the period from the date hereof through and including July 15, 2002, EnerNow shall provide to the Company, free of charge, 5,000 square feet of office space in the existing EnerNow facility. Thereafter, EnerNow shall provide reasonable assistance to the Company in finding other space or, in the alternative, it shall make available to EnerNow, space at its then existing facility, at a price equal to the pro-rata share of the cost of such space paid by EnerNow (including, without limitation, rent, utilities, taxes, assessments and other charges). From the date hereof through August 31, 2002, EnerNow shall provide, free of charge, the following business services to the Company: administrative support and infrastructure support including engineering, information technology and systems support, accounts receivable and accounts payable management and other financial systems and controls, sales and marketing assistance including positioning, structuring and selling product offerings; human resource assistance needed to staff the Company and such other business services reasonably required by the Company.

                  3.2 Business Plan and Financial Models. EnerNow shall provide reasonable assistance to the Company in order to assist the Company in writing a Business Plan, prepare presentations, develop financial models and other supporting information such as market analysis, necessary for the Company to raise additional equity.

                  3.3 Transfer of Existing Healthcare Clients and Sales Leads. Following the date hereof, free of charge, EnerNow shall cause the transfer all of its existing healthcare clients and accounts to the Company, and all leads for prospective healthcare customers, as and to the extent that the Company is able to provide such customers with the services or products previously provided by EnerNow or requested by the potential customers. If the Company is unable to provide such services or products, EnerNow shall continue to service such customers with services and products until such time as the Company is able to provide such services or products, at which point EnerNow shall transfer such customers to the Company.

                  3.4 Sublicense of Liberate H/H Server Software for use in the Healthcare Field. EnerNow's subsidiary, EnerNow Technologies, Inc. ("EnerNow Technologies") , previously has entered into that certain Bundling & Development & Reseller Agreement dated January 24, 2001, as amended by Amendment No. 1 dated May 2, 2001 and Amendment No. 2 dated February 21, 2002 with Liberate Technologies (the "Liberate License). Subject to the terms and limitations of the Liberate License (including, without limitation, any required approvals from Liberate Technologies and the execution by the Company of additional license documents in accordance with the requirements of the Liberate License), EnerNow shall cause the issuance to the Company of a sublicense of the Liberate H/H Server software, as defined in the Liberate License, modified, however to limit the application of such sublicense solely to the healthcare field (the "Sublicense"). EnerNow shall not grant any further sublicenses of the Liberate H/H Server software to any other party for use in the healthcare field during the term of this Agreement. This Agreement supercedes the letter from Inprimis Technologies, Inc. to EnerLook dated February 25, 2002, and the latter shall be of no further effect.

                  3.5 Proprietary Box/Feature Set. EnerNow shall use all reasonable efforts to provide to the Company a proprietary box/feature set (the "Set-top Box") for the Company's exclusive use within the healthcare field at a price not more than One Hundred and Ten percent (110%) of EnerNow's cost of producing such Set-top Box. In the event that EnerNow is unable to supply such Set-Top Boxes, in the amount or at the times specified by EnerLook, EnerLook shall be free to obtain an alternative set-top box from an EnerNow competitor. In addition, EnerLook shall be free to change suppliers of set-top boxes at any time.

        4. Edlook's Obligations. In connection with its investment in the Company and in order to assist the Company in developing turnkey solutions for interactive television, internet applications and administrative solutions for patients and providers in the healthcare industry; Edlook shall contribute or provide to the Company those items set forth in this Section 4.

                  4.1 Capital Contribution. As of the date hereof, Edlook has made a capital contribution to the Company, for no additional interest or shares in the Company, in the amount of One Million Six Hundred Thousand Dollars ($1,600,000), of which Three Hundred Thousand Dollars ($300,000) was allocated to the Sublicense referred to in Section 3.4, with the balance of One Million Three hundred Thousand Dollars ($1,300,000) placed in the operating account of EnerLook.

                  4.2 Utilize Existing Contacts. Edlook shall use all reasonable efforts to utilize its existing contacts in the healthcare industry to further the Company's business and to assist it in growing its business. In addition, Edlook shall introduce the Company and its senior management to venture capital firms that provide funding for companies in the healthcare industry.

                  4.3 Running the Company. Edlook shall make available, at no cost to the Company through June 1, 2001, Mr. Ed Dubrovsky, to act as President of the Company and to work in Boca Raton, Florida, until such time as the Company can hire a full time President. From the date hereof through June 1, 2001, the parties agree that the Company shall reimburse Mr. Dubrovsky for his reasonable living expenses while working in South Florida and for his reasonable travel expenses to and from San Francisco. Thereafter, he shall no longer be reimbursed for such living and travel expenses; provided, however, that for so long as Mr. Dubrovsky continues to act as President of the Company or is otherwise employed by the Company, he will be paid a salary and will be reimbursed for all Company business expenses that are reimbursable under the Company's policy for the reimbursement of employee business expenses.

                  4.4 Business Plan. Edlook shall provide all assistance reasonably requested by the Company and by EnerNow in connection with the development of the Company's Business Plan and its presentation to potential investors, suppliers and customers.

                  4.5 Funding and Revenue Milestones. Except as and to the extent caused by EnerNow' breach hereof, Edlook shall ensure that the Company shall meet the following funding and revenue milestones: (i) as of March 31, 2004, the Company shall have raised $10 Million of additional equity funding at a price and on terms reasonably acceptable to the Company's Board of Directors and shall have attained cumulative revenues of $40 Million, as measured on a U.S. Generally Accepted Accounting Principles ("GAAP") basis, consistently applied; or (ii) as of March 31, 2005, the Company shall have attained cumulative revenues of $50 Million, as measured on a GAAP basis, consistently applied. If the Company fails to attain one of the preceding milestones, then Edlook shall transfer a pro rata portion of its total Shares of common stock in the Company to EnerNow as provided in Section 5 hereof.

        5.        Transfer of Shares; Sole Remedy for Missing Milestones.

                  5.1 Sole Remedy. In the event that the Company fails to achieve the funding and revenue milestones set forth in Section 4.5 hereof, as the sole and exclusive remedy for such failure, Edlook shall be required to transfer a pro rata portion of its total shares in the Company to EnerNow within ten (10) days of the third anniversary hereof.

                  5.2 Determination of Transfer Amount. In the event that the Company meets or exceeds the milestone set forth in Section 4.5(i), Edlook shall not be required to transfer any of its Shares of the Company to EnerNow and, thereupon, the provisions of Section 4.5 shall have no further force or effect. However, if on March 31, 2004, the Company has failed to (i) raise $10 Million in additional capital; and (ii) attain $40 Million in annual revenue, then Edlook must meet or exceed the revenue milestone set forth in Section 4.5(ii) on or before March 31, 2005. If the Company meets or exceeds such milestone on or before March 31, 2005, Edlook shall not be required to transfer any of its Shares of Company stock hereunder and thereupon, the provisions of Section 4.5 shall have no further force or effect. However, if the Company fails to meet the revenue milestone set forth in Section 4.5(ii) on or before March 31, 2005, then the percentage by which it missed the revenue milestone on March 31, 2005 shall be calculated, and the percentage by which it missed the funding and revenue milestone on March 31, 2004 shall be calculated. Whichever calculation provides the lowest percentage shortfall (i..e., the "smallest shortfall") shall be used to determine the percentage of Edlook's total Shares of the Company that shall be transferred by Edlook to EnerNow hereunder. Following the calculation of the shortfall amount, if any, after March 31, 2005, Edlook shall transfer the appropriate number of shares equal to the lower percentage shortfall to EnerNow within 10 days of written demand therefor.

                  5.3 Calculation Example. A sample calculation of the transfer of Shares required under this Section 5 for failure to achieve the milestones set forth in Section 4.5 is attached as Exhibit A for purposes of illustration only.

        6. No Consequential Damages. In no event shall either party be liable for any indirect, special, consequential or punitive damages hereunder, even if it is advised of the possibility of such damages.

        7.        Miscellaneous.

                  7.1 Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Florida, without reference to its principles of conflicts of law.

                  7.2 Arbitration. Edlook and EnerNow agree that all disputes concerning this Agreement or arising hereunder shall be determined solely by binding arbitration. The arbitration shall be held in Palm Beach County, Florida before a single arbitrator and shall be conducted in accordance with the Commercial Arbitration Rules of the American Arbitration Association. The arbitrator shall be required to submit a reasoned written opinion at the conclusion of any arbitration and shall not have any power to impose any punitive damages or any award in the nature of punitive damages.

                  7.2 Successors and Assigns. Except as otherwise provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, assigns, heirs, executors and administrators of the parties hereto.

                  7.3 Notices. All notices and other communications required or permitted under this Agreement shall be in writing and shall be delivered either by personal delivery or by certified mail, postage prepaid with return receipt requested or by documented overnight courier service such as FedEx to the following addresses. If to EnerNow: EnerNow, Inc., 1377 Clint Moore Road, Boca Raton, Florida 33487; and if to Edlook: Edlook, LLC, 2701 Judah Street, San Francisco, California 94722, or such other address that either party may specify, in writing, to the other party in the manner set forth in this Section 7.3.

                  7.4 Severability. In the event that any provision of this Agreement becomes or is declared by a court of competent jurisdiction to be illegal, unenforceable or void, this Agreement shall continue in full force and effect without such provision; provided that no such severability shall be effective if it materially changes the economic benefit of this Agreement to any party.

                  7.5 Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be enforceable, and all of which together shall constitute one instrument.

                  7.6 Telecopy Execution and Delivery. A facsimile, telecopy or other reproduction of this Agreement may be executed by one or more parties hereto, and an executed copy of this Agreement may be delivered by one or more parties hereto by facsimile or similar electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties hereto agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         IN WITNESS WHEREOF, the parties have executed this Shareholder's Agreement on the date first set forth above.

                                  Edlook, LLC

                                  By:_________________________________________

                                  Title: _____________________________________


                                  Inprimis, Inc., d/b/a EnerNow, Inc.

                                  By: ________________________________________

                                  Title: _____________________________________

                                   EXHIBIT A
                                   ---------

       Calculation of Share Transfer under Section 5 for Failure to meet
                             Section 4.5 Milestones

                        (For Illustration Purposes Only)

         By way of example, if, as of March 31, 2004, the Company's annual revenue was $20 Million and it had raised $5 Million; and if, as of March 31, 2005, the Company's annual revenue was $45 Million, then the calculation of the pro rata portion of Shares to be transferred by Edlook to EnerNow would be as follows:

        (i) March 31, 2004 Calculation -- $25 Million ($5 Million of capital + $20 Million in revenue) out of a total $50 Million target ($10 Million additional capital + $40 Million revenue). $25 Million out of $50 Million equals a 50% shortfall.

        (ii) March 31, 2005 Calculation -- $45 Million revenue out of a total $50 Million revenue target. $45 Million out of $50 Million equals a 10% shortfall.

        (iii) Shortfall Amount - Since 10% is the lower percentage, that amount is multiplied by Edlook's total Shares in the Company (49,000, assuming no changes in the Shares issued and outstanding) and Edlook must transfer 4,900 of its Shares in the Company to EnerNow.

Exhibit 99.2

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Inprimis, Inc., Florida corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

(1) The Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 19, 2002                         /s/ Larry L. Light
                                                ------------------------------
                                                Larry L. Light
                                                Acting Chief Executive Officer

Dated:  August 19, 2002                         /s/ R. Michael Brewer
                                                ------------------------------
                                                R. Michael Brewer
                                                Chief Financial Officer