Form 10QSB
period 2002-09-30
ENER1 INC
filed 2002-11-18
CIK 895642

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                           Commission File Number 0-21138
 September 30, 2002

                                  ENER1, INC.
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

                                 Inprimis, Inc.
              (Former name, former address and former fiscal year
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                               Outstanding as of
         -----                                               November 18, 2002
  Common stock, par value                                    -----------------
      $.01 per share                                            309,447,020

                          ENER1, INC. AND SUBSIDIARIES
              Form 10-QSB for the Quarter Ended September 30, 2002

                                      INDEX

                                                                        Page
                                                                        ----
Part I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

               Condensed Consolidated Balance Sheet
                (unaudited) as of September 30, 2002...................    3

               Condensed Consolidated Statements of
                Operations (unaudited) for the three and nine
                months ended September 30, 2002 and 2001 ..............    4

               Condensed Consolidated Statements of
                Cash Flows (unaudited) for the nine
                months ended September 30, 2002 and 2001...............    5-6

               Notes to Condensed Consolidated
                Financial Statements (unaudited).......................    7

   Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.............................................    23

   Item 3.  Control and Procedure......................................    29

Part II.  OTHER INFORMATION

   Item 1.     Legal Proceedings.......................................    35

   Items 2-3.  Not applicable..........................................    35

   Item 4.     Submission of Matters to a Vote of
                Security Holders.......................................    35

   Item 5.     Other Information.......................................    35

   Item 6.     Exhibits and Reports on Form 8-K........................    35-36


Signatures.............................................................    37

PART I.  Item 1.

                          ENER1, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (In thousands except share data)

                                                                September 30,
                                                                    2002
                                                               ----------------
                                     ASSETS

Current assets
    Cash and equivalents......................................      $  1,474
    Trade receivables, net....................................           165
    Inventory.................................................            75
    Prepaid expenses and other current assets.................           451
                                                                   ---------
        Total current assets..................................         2,165
Property and equipment, net...................................        21,494
Technology licenses...........................................         1,047
Other assets..................................................            51
                                                                  ----------
        Total assets..........................................      $ 24,757
                                                                  ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable .........................................      $  1,735
    Deferred revenue .........................................           653
    Short-term notes payable to stockholder...................         6,862
    Due to stockholder........................................         2,321
    Related party debt........................................         3,157
    Accrued expenses and other current liabilities ...........         1,307
    Current maturities of long- term debt.....................            27
                                                                    --------
    Total current liabilities ................................        16,062
                                                                   ---------

Long-term debt................................................           711

Minority interest.............................................           436
                                                                     -------

Commitments and contingencies

Stockholders' equity

    Preferred stock, par value $.01 per share, 5,000,000
     shares authorized; 4,010,000 issued and outstanding                  40
    Common stock, par value $.01 per share, 200,000,000
     shares authorized, 108,947,020 issued and outstanding....         1,090
    Additional paid-in capital ...............................        54,362
    Accumulated deficit.......................................       (47,944)
                                                                     -------
        Total stockholders' equity............................         7,548
                                                                     -------
          Total liabilities and stockholders' equity..........      $ 24,757
                                                                    ========

           See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)

                                                                      Three Months              Nine Months
                                                                          Ended                    Ended
                                                                      September 30,            September 30,
                                                                     ---------------          ---------------
                                                                    2002        2001          2002       2001
                                                                    ----        ----          ----       ----
Net sales
  Product sales..............................................   $    208    $    225      $    924    $    614
  Engineering services.......................................        549         654         1,666       2,253
                                                                   -----       -----      --------    --------
       Total.................................................        757         879         2,590       2,867
Cost of goods sold...........................................        745         810         3,318       3,772
                                                                   -----       -----        ------      ------
  Gross profit (loss)........................................         12          69          (728)       (905)
                                                                   -----       -----       -------      ------
Operating expenses:..........................................
  Research and development...................................        151         199           446         503
  Management fee to related party............................        307          --           717          --
  Selling, general and administrative........................      1,643         373         4,802       2,138
                                                                   -----       -----        ------      ------
  Total operating expenses...................................      2,101         572         5,965       2,641
                                                                  ------       -----        ------      ------
Loss from operations.........................................     (2,089)       (503)       (6,693)     (3,546)
Other income (expense), net..................................        (99)          9          (159)        173
                                                                  ------       -----        -------     ------
Loss before income taxes.....................................     (2,188)       (494)       (6,852)     (3,373)
Income taxes.................................................         --          --             1           2
                                                                  ------       -----        ------      ------
Net loss before minority interest............................     (2,188)       (494)       (6,853)     (3,375)
Minority interest in net loss................................        180          --           348          --
                                                                  ------      ------        ------      ------
Net Loss.....................................................   $ (2,008)   $   (494)     $ (6,505)   $ (3,375)
                                                               ==========   =========     =========   ========
Net loss per share (basic and diluted).......................   $  (0.02)   $  (0.01)     $  (0.07)   $  (0.05)
                                                               ==========   =========     =========   ========
Weighted average
  shares outstanding.........................................    108,924      61,631       100,072      61,624
                                                                 =======      ======       =======      ======


           See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                      Nine Months
                                                                  Ended September 30,
                                                                 --------------------
                                                                 2002            2001
                                                             ------------    ------------
Cash provided by (used in):
Operating activities:
    Net loss................................................    $  (6,507)      $  (3,375)
    Depreciation and amortization...........................          504             525
    Common stock options issued as compensation.............          205              --
    Minority interest in loss of subsidiary.................         (348)             --
    Changes in assets and liabilities ......................        2,109          (1,508)
                                                                   ------         -------
      Net cash used in operating activities.................       (4,037)         (4,358)
                                                                  -------        --------
Investing activities:
    Payment received on note from Boundless ................           --              63
    Capital expenditures....................................       (1,909)         (5,476)
    Purchase of technology licenses.........................       (1,170)             --
                                                                  --------        -------
      Net cash used in investing activities.................       (3,079)         (5,413)
                                                                  --------        -------
Financing activities:
    Repayment of related party debt.........................       (1,073)             --
    Repayment of long term debt.............................          (18)             --
    Net proceeds from issuance of common stock..............        2,428              14
    Proceeds from temporary advance from stockholder........        3,994           7,435
    Payment on obligation of capital lease..................           --             (27)
    Proceeds from note payable..............................          215              --
    Proceeds from minority investment in new subsidiary.....        1,600              --
                                                                   ------          ------
      Net cash (used in) provided by financing activities...        7,095           7,422
                                                                   ------          ------
Net increase (decrease) in cash and equivalents ............          (21)         (2,349)
Cash and equivalents, beginning of period...................        1,495           5,454
                                                                 --------        --------
Cash and equivalents, end of period ........................    $   1,474       $   3,105
                                                                =========       =========


           See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the nine months for
    Income taxes............................................    $       1       $       2
                                                                =========       =========
    Interest paid...........................................    $      34
                                                                =========
  Non-cash investing and financing activities:
   Equipment purchased from related party at net book
        value in exchange for a note payable................                    $   1,223
                                                                                =========
   Equipment purchased from stockholder at net book
        value for the assumption of various promissory
        notes to related parties and an increase in the
        amount due to stockholder...........................    $  12,363
                                                                =========
   Advances from stockholder converted to a short -term
        payable.............................................    $   5,500
                                                                =========
   Equipment purchased from stockholder in exchange for
        an increase in the amount due to stockholder........    $     384
                                                                =========
   Advances from stockholder converted to additional paid
        in capital..........................................    $   5,958
                                                                =========
   Common and preferred stock issued in connection with
     the acquisition of  Ener1 Battery Company..............    $   9,288
                                                                =========
   Issuance of note payable in connection with
     the acquisition of Ener1 Battery Company...............    $   1,162
                                                                =========
   Capital lease obligation incurred for equipment
     Purchases..............................................   $      --       $      65
                                                                =========       =========
   Decrease in note receivable from Boundless as an offset
     for payment against the minimum purchase guarantee
     and accounts payable to Boundless......................   $      --       $     562
                                                                =========       =========


           See notes to condensed consolidated financial statements.

Basis of Presentation and Going Concern

Nature of Business:

The Company acquired effective September 6, 2002, 100% of the outstanding capital stock of Ener1 Battery Company ("Ener1 Battery" or "Battery Company") from the Company's parent, Ener1 Group, Inc. In accordance with SFAS 141 Business Combinations, because the Company and Ener1 Battery were entities under common control, operations of the two entities were combined from the beginning of each period presented similar to the pooling of interests method. The Company previously reported the details of operations of the formerly separate Battery Company before the combination in Form 8-K/A dated October 18, 2002. The battery subsidiary is in the business of developing, marketing and producing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications. Ener1 Battery Company has five patent applications on file with the U.S. Patent and Trademark Office relating to its advance battery technologies and designs, and is in the process of developing additional technologies that are expected to be the subject of further patent applications.

The Company's original business is now called the Digital Media Technologies Division and is focused on delivering interactive information and entertainment systems and services to markets in vertical industries such as hospitality and healthcare. The Company as previously announced owns 51% of Enerlook Healthcare Solutions, Inc., which provides turn-key video-on-demand and interactive TV solutions to hospitals. On June 13, 2002 the Company formed Ener1 Technologies, Inc. to develop and market products for neutralizing the harmful effects of electromagnetic radiation in electric power transmission lines and equipment.

Name Change:

On October 23, 2002 the Company amended its Articles of Incorporation to change its name from Inprimis, Inc. to Ener1, Inc. On October 28, 2002 the Company's ticker symbol changed to ENEI to reflect the new name. The Company's parent company Ener1 Holdings, Inc. has changed its name to Ener1 Group, Inc.

Ener1, Inc. Corporate Structure:

     *  Ener1 Battery Company - 100% owned subsidiary:

 Ener1 Battery's expertise in advanced energy research has produced a lithium metal battery technology that is believed to deliver an energy density nearly three times greater than existing lithium batteries. The Company believes this battery technology will be particularly useful in military applications, specialty mobile electronics and high-end consumer electronics, such as 3G telecommunications products. Based on market research made available to Ener1 Battery, U.S. military and specialty battery markets, which are principally being serviced by primary lithium batteries, are expected to reach $370 million by 2006. Ener1 Battery intends to focus its initial efforts on replacing these high capacity primary lithium batteries with its newly designed high-density rechargeable lithium batteries. Additionally, there are consumer-oriented markets that Ener1 Battery believes would be candidates for its follow-on products. Ener1 Battery Company is considered a development stage company. Ener1 Battery Company will be entering the prototype and sample phase in the latter part of the fourth quarter. The Battery Company's financial results are included in the financial statements starting in September 2002.

     *  Ener1 Digital Media Technologies Division:

       This division develops and markets advanced interactive digital information and entertainment software and hardware systems that provide video & movies on demand, Web access, e-mail and interactive TV services delivered through the television for customers in industries such as hospitality, healthcare, and other vertical markets. With a core competence in streaming digital media and Internet protocols, the Company believes its Digital Media Technologies Division is well positioned to attain a leadership position in this emerging market. In addition, Digital Media's engineering consulting services provides software and hardware design and development services for companies in the semiconductor, interactive TV, video, Internet and multimedia industries. Think of us as technology accelerators: helping our clients develop and bring new products to market rapidly.

     *  Other operating units:

       The company also owns 51% of EnerLook Healthcare Solutions, Inc., a solutions company providing turn-key video-on-demand and interactive TV solutions to hospitals. EnerLook integrates the interactive systems and services from Ener1, Inc.'s Digital Media Technologies Division with a complete set of patient, administrative, and clinical services for its hospital customers.

       On June 13, 2002, the Company formed Ener1 Technologies, Inc. to develop and market products for the electric power transmission industry, using the licensed, patent-pending EnerWatchTM technology for detecting, monitoring and mitigating energy losses and other harmful effects of transients in electronic circuits and systems.

       Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15 (d) of the Securities and Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The audited financial statements at December 31, 2001, which are included in the Company's Annual Report on Form 10K, should be read in conjunction with these condensed consolidated financial statements.

       Going Concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows in 1999, 2000, and 2001, and as of September

30, 2002, had an accumulated deficit of $48.0 million. Cash used in operations for the years ended December 31, 1999, 2000, and 2001 was $6.1 million, $8.2 million, and $6.2 million, respectively. The Company continued to have negative cash flow from operations for the three months and nine months ended September 30, 2002. It is likely that the Company's operations will continue to incur negative cash flows in the final quarter of 2002 and additional cash will be required to bring the newly acquired Battery Company into production in early 2003. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

       Management Plans. The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. This business is now operating as the Digital Media division. Through the acquisition of the Battery Company from Ener1 Group, Inc. and the formation of EnerLook Health Care Solutions, Inc and Ener1 Technologies, Inc., the company has further changed and diversified its business. The Company's future success will depend on the Company bringing the Battery Company from a development stage company to production of batteries in early 2003. Both EnerLook Healthcare Solutions, Inc. and Ener1 Technologies, Inc. are also development stage companies. The Digital Media division success will depend on the acceptance and penetration of its interactive TV technology into such vertical markets as healthcare and hospitality. The digital media division has recently changed its strategy to also focus on selling its interactive TV product and developing new products. This change will require the Company to have additional working capital to finance receivables and inventory. The acquisition of the Battery Company will also require additional capital to bring it from a development stage company to full production. The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded in the last nine months by its parent company Ener1 Group, Inc. The Company on January 3, 2002 completed a transaction with Ener1 Group, Inc., which resulted in additional capital of $1,000,000 and has received $215,000 of additional funding from Ener1 Group, Inc. as a loan and $1,481,000 as an additional investment in shares of the Company. The Company believes Ener1 Group, Inc. will provide that additional working capital; however, the Company is seeking additional financing alternatives.

Recent Developments and Subsequent Events

Filing with SEC to Spin-off EnerWatch(TM) Technology Subsidiary:

Ener1 Technologies, Inc. a development stage company and subsidiary of the Company, filed on November 6, 2002 an SB-2 registration statement with the Securities and Exchange Commission to register the spin-off by the Company of 100% of the subsidiary's common stock to the record holders of Ener1, Inc. common stock once a record date for the spin-off is set. The spin-off distribution would occur once SEC review of the proposed transaction is completed and the registration statement goes effective. The Company believes that the distribution will be treated as a dividend to Ener1, Inc. stockholders.

NASDAQ issues new stock symbol:

       On October 28, 2002, the Company's stock began trading under its new stock symbol ENEI.

Amendments to the Company's Articles of Incorporation:

       On October 14, 2002, the Company's Board of Directors and stockholders approved the following amendments to the Company's Articles of Incorporation:

   *   To change the company's name to Ener1, Inc. and
   * To increase the authorized common stock from 200,000,000 shares to 500,000,000 shares

 Acquisition of Ener1 Group, Inc.'s battery business

       On September 6, 2002, the Company executed a merger agreement implementing the acquisition of 100% of the outstanding capital stock of Ener1 Battery Company from the Company's parent, Ener1 Group Inc. As a result of the merger, Ener1 Group's ownership of the Company increased to approximately 96% of fully diluted common share equivalents, after giving effect to exercise of all warrants and options and mandatory conversion of the Company's new series A Convertible Preferred Stock. Ener1 Battery Company is in the business of developing, marketing and producing lithium ion and other lithium technology batteries for use in military, industrial, and consumer applications.

       In exchange for 100% of the stock in Ener1 Battery, the Company paid the following consideration to Ener1 Group:

       (a) 50,000,000 shares of the Company's restricted Common Stock, par value $0.01 per share.

       (b) 3,930,000 shares of the Company's new, restricted Series A Preferred Stock, par value $0.01 per share. The Preferred Stock converts, on a mandatory basis, into 50 shares of the Company's common stock for each share of preferred, has the rights, preferences and designations set forth in the Certificate of Designations included as Exhibit A to the Merger Agreement. The Preferred Stock on October 18, 2002 was converted into 196,500,000 shares of the Company's Common stock. The conversion into common stock occurred on October 18, 2002 when the shareholder of the Company approved an amendment to the articles of incorporation to increase the authorized shares of the Company sufficiently to effect the conversion.

       (c) Warrants to purchase up to 48,402,985 shares of the company's common stock (the ("Warrants") will be issued to Ener1 Group at an exercise price of $0.08 per share. The warrants have a 10-year term.

       (d) A $1,161,850 promissory note payable to Ener1 Group, bearing interest at 10% per annum and due on September 1, 2003.

       As part of the transaction, Ener1 Group has indicated it intends to make capital contributions to Ener1 Battery Company of up to $4,700,000. Ener1 Group has advanced $1,873,368 of the above amount. All additional such contributions, up to $4,700,000, will be recorded as paid in capital.

       Since the Company and Ener1 Group are considered to be companies under common control, the assets and liabilities acquired by the Company were recorded at book value, and no goodwill was recorded. As a result, the Company recorded approximately $8,700,000 of additional paid in capital.

         Also on September 6, 2002, the Company and Ener1Group finalized the documentation of Ener1 Group's prior and continuing capital contributions to the Company for use by the latter's Digital Media Technologies division. Capital contributions from May 8, 2002 have been recorded as capital contributions. As of September 30, 2002, such capital contributions totaled $1,481,117. In connection with the capital contributions, the Company issued the following restricted securities to Ener1 Group:

       (a) 80,000 shares of the Company's new Series A Preferred Stock, par value $0.01 per share. The Preferred shares convert on a mandatory basis to 50 shares of the registrant's common stock for each Preferred share. The total common share equivalents, on a fully converted basis, represented by the above Series A Preferred Stock, is equal to 4,000,000 shares of the Company's common stock. The conversion into common stock occurred on October 18, 2002 when the shareholder of the Company approved an amendment to the articles of incorporation to increase the authorized shares of the Company sufficiently to effect the conversion.

       (b) Warrants to purchase up to 20,597,015 of the Company's common stock with an exercise price of $0.08 per share. These warrants have a 10-year term.

       The remainder of Ener1 Group's $2,000,000 contemplated investment in the Company ($518,883) will be recorded as additional paid in capital when made, and no additional shares will be issued in connection therewith.

Effect of the Merger and Investment on the Company's Capital Structure:
----------------------------------------------------------------------

       Prior to the merger and investment transaction, the Company had 58,947,020 common shares outstanding and approximately 1,700,000 outstanding options to purchase shares of its common stock. Giving effect to the transactions and reflecting the conversion of the Company's new Series A Preferred Stock to common stock and exercise of all outstanding stock options and warrants, the registrant's fully diluted common equivalent shares total 380,147,020. Ener1 Group's ownership thereof is approximately 96%. The table below summarizes the changes:

         Security                                            Common Equivalents
         --------                                            ------------------
Common shares outstanding before transactions:                     58,947,020

Common shares issued in the merger transaction:                    50,000,000

4,010,000 preferred shares converted into common shares
effective October 18, 2002:                                       200,500,000

Warrants issued and exercisable into common shares:                69,000,000

Outstanding stock options:                                          1,700,000
                                                                  -----------

Total fully diluted, common stock equivalents after
    giving effect to the transactions, assuming the
    conversion of all preferred shares to common, and
    the exercise of all warrants and stock options:               380,147,020
                                                                  ===========


Transition to a Products Company by the Digital Media Division.

       The Company, as previously announced, has decided in its Digital Media Division to increase its efforts in developing products around the set-top box and interactive TV market place. On April 8, 2002, the Company announced that it was developing a software product named truNetTV, which makes possible for users of interactive TV-based systems in hotels and hospitals to gain access to mainstream PC and Server applications directly from their television sets. The Company will also continue to market its own set top box. This business model is intended to provide the Company with revenue streams from both engineering design services, royalties from deployed design, and from product sales. Product sales were $73,000 in the second quarter and $208,000 in the third quarter and are likely to be greater in the fourth quarter as the backlog of orders has increased. Actual sales in the fourth quarter will be dependent on timely delivery of product from the Company's offshore subcontractor. It will take time to penetrate new markets. The Company will continue to provide consulting services for companies in the semiconductor, interactive TV, video, Internet and multimedia industries.

Ener1 Group, Inc. Transaction:

       The Company and Ener1 Group, Inc. (formerly Ener1 Holdings, Inc) entered into a Securities Purchase Agreement (the "Agreement") whereby Ener1 Group, Inc., on January 3, 2002 (the "Initial Closing"), acquired a controlling interest in the Company. Under the

Agreement, Ener1 Holdings, Inc. agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million (the "Original Purchase Price"). The shares purchased by Ener1 Group, Inc. represented 80% of the issued and outstanding capital stock of the Company at the time. At the Initial Closing, the Company issued 12,500,001 shares of the Company's common stock (the "Initial Shares") to Ener1 Group, Inc., representing a majority of the issued and outstanding common stock of the Company on that date. The remaining 34,626,415 shares of the Company's common stock (the "Remaining Shares") were issued by the Company to Ener1 Group, Inc. upon (1) the automatic conversion of a convertible promissory note in the principal amount of $481,785 (the "Convertible Note") into 18,917,597 shares of the Company's common stock and (2) the release from escrow of 15,708,821 shares of the Company's common stock, each such event took place upon the approval by the Company's shareholders of an increase in the number of authorized shares of common stock sufficient for the issuance of the Remaining Shares which was obtained on March 11, 2002

       On February 22, 2002, the Original Purchase Price was reduced by $200,000 to $1,000,000 (the "Adjusted Purchase Price") under the terms of the Securities Purchase Agreement because the Company did not meet certain stockholder equity targets for December 31, 2001. The $200,000, by which the Original Purchase Price was reduced, was loaned to the Company by Ener1 Holdings, Inc. and is payable to Ener1Holdings Inc. on February 22, 2003.

       On March 11, 2002, the Company amended its Articles of Incorporation to increase the number of authorized shares of Common Stock to provide for the issuance of the Remaining Shares, and the Remaining Shares were issued to Ener1 Group, Inc. on March 15, 2002 (the "Subsequent Issuance Date").

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

EnerLook Health Care Solutions, Inc.

       On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC committed to contribute $1.6 million for its 49% contribution, of which $0.8 million was received as of March 21, 2002 and $0.8 was received on April 24, 2002. The details of the shareholder agreement have been finalized and was included as an exhibit to the June 30, 2002 10-QSB filing. The Company's capital contribution will be limited to its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The Company is also contributing its technology expertise to the joint venture. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business.

Termination of Eduard Will

                 On March 28, 2002, the Company's Board of Directors voted to terminate Eduard Will from his position as Chief Executive Officer and President of the Company. As a result of his termination, under the terms of Mr. Will's employment agreement, Mr. Will believes he is entitled to receive six months salary in the aggregate amount of $181,000, foregone vacation pay in the aggregate amount of $15,530 and travel reimbursement through December 31, 2001. In addition, options held by Mr. Will to purchase 116,667 shares of the Company's common stock became immediately exercisable upon his termination.

       On March 29, 2002 Mr. Will tendered his resignation from our Board of Directors.

       On October 4, 2002, Mr. Will filed a lawsuit in the circuit court of the 15th judicial circuit, in and for Palm Beach County, Florida claiming monies are due under his employment agreement for severance and other compensation. The Company intends to vigorously defend against this lawsuit; however, the outcome of this case cannot be determined at this time.

Exit from the Data Communications Products Business

       The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to its new focus on providing engineering services. The Company announced in July 2000 that it no longer would offer data communications products to the marketplace. In conjunction with this transition, the Company decided to change the name of the Company from Boca Research, Inc. to Inprimis, Inc. The Company did not have any data communications sales in either of the three and nine months ended September 30, 2002 and September 30, 2001.

Segment Reporting:

       The Company acquired Ener1 Battery Company on September 6, 2002. On June 13, 2002 the Company formed Ener1 Technologies, Inc. and in February 2002 it formed a 51% owned subsidiary, EnerLook Healthcare Solutions, Inc. These business are reportable segments since they reflect a different type of business than the Company's original business of developing and marketing advanced interactive digital information and entertainment software and hardware systems that provide video and movies on demand, Web access, e-mail and interactive TV services delivered through the television for customers in industries such as hospitality, healthcare, and other vertical markets. The sales and losses reported below by segment are for the nine months ended September 30, 2002. Ener1 Battery Company, Ener1 Healthcare Solutions, Inc., and Ener1 Technologies, Inc. are development stage companies and were started or acquired at various times during the year; therefore, the operating results are not for the nine-month period.

                                                                   (In thousands)
                                                                 September 30, 2002
                                       ----------------------------------------------------------------------
                                                                                               Year to date
                                                                                               Loss before
                                       Year to date                                              Minority
                                          Sales             Cash             Assets              interest
                                       ----------------------------------------------------------------------
Digital Media Division                      $  2,691       $    144          $   1,750        $      (4,202)

Ener1 Battery Company                             --            850             22,069               (1,807)

Ener1 Healthcare Solutions, Inc.                  --            480                975                 (718)

Ener1 Technologies, Inc.                          --             --                 13                 (126)

Intercompany Eliminations                       (101)            --                (50)                  --
                                         ------------      --------          ----------          ----------

Net                                         $  2,590       $  1,474          $  24,757        $      (6,853)
                                         ===========       ========          =========        ==============

Ener1 Healthcare Solutions, Inc. year to date loss is before minority interest.


 Financial Results by Segments:

The Battery Company was acquired on September 6, 2002. However, the Company's financial statements include the Battery Company operating results for each reported period as if the Company had owned the Battery Company. The Battery Company is a development stage Company that started on March 1, 2001. As an aid to reviewing the financial statements the operating loss and sales for each segment for the reporting period is detailed out in the chart below.

                                                                  Segment Operating losses (in thousands)
                                                    --------------------------------------------------------------------
                                                             Three months                       Nine months
                                                          Ended September 30                Ended September 30,
                                                          ------------------                -------------------
                                                          2002          2001                2002           2001
                                                          ----          ----                ----           ----
Digital Media Division                               $   (1,008)      $  (418)         $   (4,202)     $  (3,290)

Ener1 Battery Company                                      (761)          (76)             (1,807)           (85)

Ener1 Healthcare Solutions, Inc
(Before minority interest)                                 (367)           --                (718)            --

Ener1 Technologies, Inc.                                    (52)           --                (126)            --
                                                     --------------------------------------------------------------------

Total                                                $   (2,188)      $  (494)         $   (6,853)     $  (3,375)
                                                     ===========      ========         ===========     ==========


                                                                           Sales (in thousands)
                                                    --------------------------------------------------------------------
                                                             Three months                       Nine months
                                                          Ended September 30                Ended September 30,
                                                          ------------------                -------------------
                                                          2002          2001                2002           2001
                                                          ----          ----                ----           ----
Digital Media Division                               $      815       $   879          $    2,691      $   2,867

Ener1 Battery Company                                        --            --                  --             --

Ener1 Healthcare Solutions, Inc
(Before minority interest)                                   --            --                  --             --

Ener1 Technologies, Inc.                                     --            --                  --             --

Intercompany Eliminations                                   (58)           --                (101)            --

                                                     --------------------------------------------------------------------

Total                                                $      757       $   879          $    2,590      $   2,867
                                                     ==========       =======          ==========      =========

Revenue Recognition

       Revenue from engineering services contracts is recognized as the work is performed. Contracts are either time-and-material or fixed-price in nature. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which are verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company is doing business with a number of start up companies. Generally accepted accounting principles require that collectibility must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of September 30, 2002 are recorded as deferred revenue at September 30, 2002.

Technology Licenses

       During the six months ended June 30, 2002, the Company capitalized approximately $1.0 million for licenses related to the set-top box technology. Management believes that this technology and the related set-top boxes will not be fully developed and marketable with this technology until mid 2004 and the Company will not generate significant revenues from the sale of set-top boxes with this technology until that time. Based on this, the Company is currently not amortizing the licenses. These licenses will continued to be reviewed for impairment in accordance with SFAS No. 144.

Related Party Transaction

       During the nine months ended September 30, 2002, Ener1 Group, Inc., the parent company, incurred expenses on behalf of the Company, including payroll, advisory services and other administrative expenses, totaling approximately $717,000. $387,000 of the total was expenses incurred on behalf of the Battery Company for the month of September 2002. These advances are non-interest bearing and due on demand and are included in Due to Stockholder on the balance sheet.

Trade Receivables

       Trade receivables are presented net of an allowance for doubtful accounts of $12,030 as of September 30, 2002.

Comprehensive Income (Loss)

       Comprehensive income includes all changes in equity during a period except those resulting from investment by owners and distributions to owners. The Company's comprehensive loss equals its net loss for the three and nine months ended September 30, 2002 and 2001, and net loss is the only component of comprehensive loss for such periods.

Net Loss per Share

       The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock equivalents from the weighted-average shares outstanding calculation for the three months and nine months ended September 30, 2002 and 2001, respectively, as their effect was anti-dilutive.

Commitments and Contingencies

       Ed Will, the Company's former President and Chief Executive Officer, has filed a lawsuit in the circuit court of the 15th judicial circuit, in and for Palm Beach County, Florida claiming monies that are due under his employment agreement for severance and other compensation. It is too early in the process to determine the outcome of this lawsuit and it is unlikely to have a material impact on the Company's financial result, but could affect its cash flow. The Company intends to variously defend against this lawsuit; however, the outcome of this case cannot be determine at this time.

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

Stockholders' Equity

       On September 6, 2002, the Company executed a merger agreement implementing the acquisition of 100% of the outstanding capital stock of Ener1 Battery Company from the Company's parent, Ener1 Group. As a result of the merger, Ener1 Group's ownership of the Company increased to approximately 96% of fully diluted common shares equivalents, after giving effect to exercise of all warrants and options and mandatory conversion of the Company's new series A Convertible Preferred Stock. Ener1 Battery Company is in the business of developing, marketing and producing lithium ion and other lithium technology batteries for use in military, industrial, and consumer applications.

       In exchange for 100% of the stock in Ener1 Battery, the Company paid the following consideration to Ener1 Group:

       (a) 50,000,000 shares of the Company's restricted common stock, par value $0.01 per share.

       (b) 3,930,000 shares of the Company's new, restricted Series A Preferred Stock, par value $0.01 per share. The preferred stock converts, on a mandatory basis, into 50 shares of the Company's common stock for each share of preferred, has the rights, preferences and designations set forth in the Certificate of Designations included as Exhibit A to the Merger Agreement. The preferred stock in October 2002 was converted into 196,500,000 shares of the Company's common stock. The conversion into common stock occurred when the shareholder of the Company approved an amendment to the articles of incorporation to increase the authorized shares of the Company sufficiently to effect the conversion.

       (c) Warrants t purchase up to 48,402,985 shares of the company's common stock (the ("Warrants") will be issued to Ener1 Group at an exercise price of $0.08 per share. The warrants have a 10-year term.

       (d) $1,161,850 promissory note payable to Ener1 Group, bearing interest at 10% per annum and due on September 1, 2003.

       As part of the transaction, Ener1 Group has indicated it intends to make additional capital contributions to Ener1 Battery Company of up to $4,700,000. Ener1 Group has advanced

$1,873,368 of the above amount. All additional such contributions, up to $4,700,000, will be recorded as paid in capital.

       Since the Company and Ener1 Group are considered to be companies under common control, the assets and liabilities acquired by the Company were recorded at book value, and no goodwill was recorded. As a result the Company recorded $8,700,000 of additional paid in capital.

       Also on September 6, 2002, the registrant and Ener1Group finalized the documentation of Ener1 Group's prior and continuing capital contributions to the registrant for use by the latter's Digital Media Technologies division. Capital contributions from May 8, 2002 have been recorded as capital contributions. As of September 30, 2002, such capital contributions totaled $1,481,117. In connection with the capital contributions, the company issued the following restricted securities to Ener1 Group:

       (a) 80,000 shares of the Company's new Series A Preferred Stock, par value $0.01 per share. The Preferred shares convert on a mandatory basis to 50 shares of the Company's common stock for each Preferred share. The total common share equivalents, on a fully converted basis, represented by the above Series A Preferred Stock, is equal to 4,000,000 shares of the Company's common stock. The conversion into common stock occurred in October, when the shareholder of the Company approved an amendment to the articles of incorporation to increase the authorized shares of the Company sufficiently to effect the conversion.

       (b) Warrants to purchase up to 20,597,015 of the Company's Common Stock with an exercise price of $0.08 per share. These warrants have a 10-year term.

       The remainder of Ener1 Group's $2,000,000 contemplated investment in the Company ($518,883) will be recorded as additional paid in capital when made, and no additional shares will be issued in connection therewith.

Effect of the Merger and Investment on the Company's Capital Structure:
----------------------------------------------------------------------

       Prior to the merger and investment transaction, the Company had 58,947,020 common shares outstanding and approximately 1,700,000 outstanding options to purchase shares of its common stock. Giving effect to the transactions and reflecting the conversion of the Company's new Series A Preferred Stock to common stock and exercise of all outstanding stock options and warrants, the registrant's fully diluted common equivalent shares total 380,147,020. Ener1 Group's ownership thereof is approximately 96%. The table below summarizes the changes:

         Security                                            Common Equivalents
         --------                                            ------------------
Common shares outstanding before transactions:                     58,947,020

Common shares issued in the merger transaction:                    50,000,000

4,010,000 preferred shares converted into common shares
effective October 18,2002                                         200,500,000

Warrants issued and exercisable into common shares:                69,000,000

Outstanding stock options:                                          1,700,000
                                                                  -----------
Total fully diluted, common stock equivalents after
       giving effect to the transactions, assuming the
       conversion of all preferred shares to common, and
       the exercise of all warrants and stock options:            380,147,020
                                                                  ===========

       During the three months ended March 31, 2002, the transaction with Ener1 Group, Inc. was concluded and the Company received $880,000 less $55,000 for legal fees associated with the transaction for a net of $825,000. On April 8, 2002 an additional $120,000 was received in connection with the Ener1 Group, Inc. transaction, which was being held in Escrow. Also, the Company formed a subsidiary during the three months ended March 31, 2002, from which the Company received $800,000 for 32.5% of the Company. On April 10, 2002 an additional $800,000 was received which brought the minority interest in the subsidiary to 49% as of June 30, 2002.

       The majority of the Company's stock options have variable plan accounting treatment because of re-pricing existing options during 2001. The price of the Company's common stock was at $0.20 as of September 30, 2002, which is greater than the $0.05 option price. This resulted in an increase in additional paid in capital and a charge to earnings of approximately $205,000 for the nine months ended September 30, 2002.

       During the nine month period ended September 30, 2002, 3,000 shares of common stock were issued in connection with purchases by employees through the Employee Stock Purchase Plan. The aggregate proceeds received from these exercises were $85. Also, 36,000 options were exercised during the three months ended September 30, 2002. The aggregate proceeds from the exercise of these options were $1,500.00.

Stock Option Plan

       During the nine month period ended September 30, 2002, the Company granted options to purchase 115,000 shares at prices ranging between $0.10-$0.13 per share. Included in this number was 100,000 shares granted to Eduard Will, the former President and Chief Executive Officer who was terminated on March 28, 2002. The Company received shareholder approval on May 6, 2002 for the adoption of a new stock option plan.

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

       In June 2002, the FASB issued SFAS No.146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3. The statement is effective for exit or disposal costs initiated after December 31, 2002, with early application encouraged. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company

Item 2.

                          ENER1, INC. AND SUBSIDIARIES

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

       As an aid to reviewing the Company's results of operations for the three and nine months ended September 30, 2002 and 2001, the following table sets forth the financial information as a percentage of net sales and the percentage change from the comparable period in 2001.The Battery Company results are included as if the Company had owned the Battery Company for the reported periods.

                                                      Three Months                            Nine Months
                                                   Ended September 30,                    Ended September 30,
                                                   -------------------      Percent       -------------------      Percent
                                                    2002         2001       Change         2002         2001       Change
                                                    ----         ----                      ----         ----       ------
Net sales.................................          100.0  %     100.0  %   (13.9)         100.0  %     100.0  %    (9.7)
Cost of goods sold........................           98.4         92.2       (8.0)         128.1        131.6      (12.0)
                                                   ------       ------                    ------       ------
   Gross profit (loss)....................            1.6          7.8      (82.6)         (28.1)       (31.6)     (19.6)
Operating expenses........................
   Research and development...............           19.9         22.6      (24.1)          17.2         17.5        11.3
   Management fee to related party........           40.6          0.0        *             27.7          0.0         *
   Selling, general and administrative....          217.0         42.4      340.5          185.4         74.6       124.6
                                                   ------       ------                     -----       ------
   Total operating expenses...............          277.5         65.0      267.3          230.3         92.1       125.9
                                                   ------       ------                     -----       ------
Loss from operations......................         (275.9)       (57.2)     315.3         (258.4)      (123.7)       88.7
Other income, (expense) net...............          (13.1)         1.0        *             (6.1)         6.0      (191.9)
                                                   -------      ------                     ------      ------
Loss before income tax....................         (289.0)       (56.2)     342.9         (264.5)      (117.7)      103.1
Income tax................................            0.0          0.0        *              0.1          0.1       (50.0)
                                                   -------      ------                     -----       ------
Net loss before minority interest.........         (289.0)       (56.2)     342.9          264.6       (117.8)      103.1
Minority interest in net loss.............           23.8          0.0        *             13.4          0.0         *
                                                   -------       -----                     -----       ------
Net loss after minority interest share....         (265.2) %     (56.2) %   306.5         (251.2) %    (117.8) %     92.7
                                                   ======= =     ====== =                ======== =    =======

* Not applicable

Results of Operations

       Net Sales. The Company's net sales decreased 13.9% to $0.8 million for the three months ended September 30, 2002 from $0.9 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 net sales decreased 9.7% to $2.6 million from $2.9 million for the nine months ended September 30, 2001. Sales for the three months ended September 30, 2002 consisted of $0.6 million from contract engineering and $0.2 million from prototype and products sales. Sales for the three months ended September 30, 2001 consisted of $0.7 million for contract engineering and $0.2 million from prototype and product sales arising from engineering contracts. Sales for the nine months ended September 30, 2002 consisted of $1.7 million for contract engineering and $0.9 million for product sales. This compares to the nine months ended September 30, 2001 where sales consisted of $2.3 million in contract engineering and $0.6 million in product sales. In 2002, the Company has embarked on an effort to de-emphasize contract engineering services and focus on developing products associated with its set-top box designs. The Company's set-top box, interactive iTV devices are currently being targeted at the hospital and lodging markets.

       Gross Profit (Loss) The Company recorded a small gross profit of $12,000 for the three months ended September 30, 2002 as compared to a gross profit of $0.1 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002, the Company reported a negative gross profit of $0.7 million compared to a negative gross profit of $0.9 million for the nine months September 30, 2001. The Company's insignificant or negative gross profit for the three and nine months ended September 30, 2002 was the result of engineering costs being charged to projects that exceeded recognized revenue for the project. This situation can be caused by a number of factors such as under pricing of the project, inefficiency of the engineers, and difficulties encountered in the project.

       Research and Development Expenses. Research and development expenses were approximately the same for the three and nine months ended September 30, 2002 and September 30, 2001. Subject to available capital it is anticipated that research and development costs will increase in subsequent quarters as the Company focuses on developing new products. Some of these increases in costs will be an allocation from cost of sales to research and development as the Company de-emphasizes contract engineering.

       Selling, General and Administrative Expenses including Management Fee to a Related Party: Selling, general and administrative expenses increased to $1.6 million in the three months ended September 30, 2002, from $0.4 million in the three months ended September 30, 2001. The increase in these expenses was the result of $0.5 million incurred in the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc., $0.1 million in stock compensation costs, $0.2 million of severance costs and $0.4 million of expenses incurred in the Battery Company. The Battery Company expenses are included in both the three month and nine month periods ended September 30, 2002 and 2001 as if the Company had owned the Battery Company for the entire reported period. Management fee from a related party was $0.3 million or the three months ended September 30, 2002 and zero for the three months ended September 30, 2001. For the nine months ended September 30,2002 selling, general and administrative expenses increased to $4.8 million from $2.1 million for the nine months ended September 30, 2002. The increase in expenses was primary the result of $0.7 million incurred in the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc., $0.2 million in stock compensation costs, $1.3 million incurred in the Battery Company and $0.5 million in severance cost that resulted in incremental costs compared to the previous year. Management fee from a related party was $0.7 million for the nine months ended September 30, 2002 compared to zero the previous year.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital as of December 31, 2001 was a deficit of $0.9 million and as September 30, 2002 the Company's working capital was a deficit of $13.9 million. However, $12.3 million of current liabilities were to related parties or to the Company's major stockholder. Excluding these liabilities the Company's working capital was a negative $1.6 million. Therefore, excluding these liabilities, during the period from December 31, 2001 through September 30, 2002, the Company's working capital decreased by $0.7 million. This decrease in working capital was primarily a result of an increase in accounts payable and accrued expenses of $1.4 million, an increase in deferred revenue of $0.4 million, offset by an increase in other current assets, excluding cash, of $0.1 million and an increase in cash of $1.0 million. The Company's cash position as of September 30, 2002 was $1.5 million compared to a cash position of $0.4 million as of December 31, 2001. The Company's cash position of $1.5 million as of September 30, 2002 includes $0.5 million of cash that is held by the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc. and $0.9 million held by the Company's wholly owned subsidiary Ener1 Battery Company. The cash in these subsidiaries are to be used for the operations of these subsidiaries. EnerLook Healthcare Solutions Inc's operation used cash of $1.1 million for the nine months ended September 30, 2002 and this subsidiary's operations will continue to use cash for the foreseeable future. The Battery Company subsidiary had cash of $0.9 million and $0.1in the Digital Media division.

       The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient basis and visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its revenue expectations. The change in strategy to also focus on developing new products is required to obtain the necessary increase in sales. This change will require the Company to have additional working capital to finance receivables and inventory. The Company will require additional capital for its core business and to support the development stage activities of the newly acquired Battery business and the continued development of Ener1 Healthcare Solutions, Inc. There can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded for the last nine months by its parent company, Ener1 Group, Inc. On January 3, 2002, the Company completed a transaction with Ener1 Group, Inc., which resulted in additional capital of $1,000,000. Ener1 Group, Inc. has made $1,481,000 of additional cash advances from January 3, 2002 to September 30, 2002, and a unsecured loan of $200,000, which does not mitigate the requirement that the Company must achieve positive cash flows in the near term and seek additional capital. It is anticipated that the Company will experience a significant net loss in the fourth quarter of 2002.

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

         The Company and Ener1 Group, Inc. ("Ener1") entered into a Securities Purchase Agreement, (the "Agreement") whereby Ener1, on January 3, 2002 (the "Initial Closing"), acquired a controlling interest in the Company. Under the Agreement, Ener1 agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million (the "Original Purchase Price"). The shares purchased by Ener1 represent 80% of the issued and outstanding capital stock of the Company. At the Initial Closing, the Company issued 12,500,001 shares of the Company's common stock (the "Initial Shares") to Ener1, representing a majority of the issued and outstanding common stock of the Company on that date. The remaining 34,626,415 shares of the Company's common stock (the "Remaining Shares") were issued by the Company to Ener1 upon (1) the automatic conversion of a convertible promissory note in the principal amount of $481,785 (the "Convertible Note") into 18,917,597 shares of the Company's common stock and (2) the release from escrow of 15,708,821 shares of the Company's common stock, each such event took place upon the approval by the Company's shareholders of an increase in the number of authorized shares of common stock sufficient for the issuance of the Remaining Shares which occurred on March 11, 2002.

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

       On February 21, 2002 the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). EnerLook is 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC committed to contribute $1.6 million for its 49% contribution, of which $0.8 million was received as of March 21, 2002 and $0.8 million was received on April 24, 2002. The details of the shareholder agreement have been finalized and was included as an exhibit to the June 30, 2002 10-QSB filing. The Company's capital contribution will be limited but will offer instead its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those customers who use the Company's set-top box. The Company is also contributing its technology expertise to the joint venture. The capital raised for this new business is restricted to the new business opportunity and cannot be used to fund the current business. As of March 31, 2002, the capital contributed by EDLook, LLC was $0.8 million; therefore, at this date the Company had a

67.5% interest in this subsidiary, which was reduced to 51% on April 10, 2002 when the additional $0.8 million was received. It is anticipated that this joint venture will required additional funding in the future to fully execute its business plan.

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

The Company has no significant commitments as of September 30, 2002.

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

           Revenue from engineering services contracts is recognized as the work is performed. Contracts are generally either time-and-materials or fixed-price in nature. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did have a significant amount of work under a fixed price contract as of September 30, 2002. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of September 30, 2002 are recorded as deferred revenue.

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

       Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

       There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

Certain Factors That May Affect Future Performance

       In addition to the other information in this Form 10-QSB, readers should consider carefully the following factors that may affect the future performance of the Company.

Lack of Liquidity, Capital Resource Difficulties and History of Operating
Losses:

       The Company has incurred substantial operating losses in 1997, 1998, 1999, 2000, 2001. Although cash and cash equivalents were $1.5 million as of September 30, 2002, the Company's net cash used in operating activities was $4.0 million for the nine months ended September 30, 2002. Also of the $1.5 million included in cash and cash equivalents as of September 30, 2002, $0.5 million is reserved for EnerLook Health Care Solutions operations. The Company's working capital was a deficit of $13.9 million as of September 30, 2002. Furthermore, it is likely with the acquisition of the Battery Company that the Company's operations will continue to consume cash in the foreseeable future. An unfavorable outcome of the legal contingencies would also have an adverse affect on the Company's cash flow. Such conditions give rise to substantial doubt that the Company will be able to continue as a going concern.

       The Company will continue to use its best efforts to reduce costs to match forecasted revenues. The alignment of sales and expenses is the key to cash flow and to preserving the Company's limited cash resources. As the Company moves back into the products business, substantial capital may be required to support working capital needs. The Company uses its best efforts to secure partial advance payments on product orders. As is customary in the engineering service business, the Company will pursue advance payment on engineering service contracts to further reduce the working capital requirements for carrying accounts receivables.

The acquisition of the Battery Company, which is a development stage Company, will also require additional cash resources, along with EnerLook Healthcare Solutions, Inc.

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

Effects of Increasing Competition

       The Company has entered into new markets such as Batteries and the Internet TV appliance industry. These markets are characterized by competition from a number of well-established companies, most of which have greater financial, technical, product development, manufacturing and marketing resources and experience than that of the Company. Further, the markets for the Company's products and services are increasingly competitive, resulting in increasing pricing pressures. The Company believes that its ability to compete depends on a number of factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's, or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results.

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

Status of Company Common Stock Listing on Nasdaq National Market

       Stock traded on the Nasdaq National Market must meet certain listing requirements, including requirements with respect to a Company's net tangible assets, the bid price of its stock and the market value of its public float. As previously announced, the Company received a

Nasdaq Staff Determination on June 26, 2001, indicating that the Company did not meet the net tangible assets requirement for continued listing, and that its stock was, therefore, subject to delisting from the Nasdaq National Market. Nasdaq also advised the Company that the Company was not in compliance with the $1 minimum bid requirement and the minimum market value requirement with respect to its public float. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, which was held on August 16, 2001. The Company received notice on October 25, 2001 that the Company's shares would be delisted effective the next day. As of October 26, 2001, the Company's shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter
(OTC) equity securities. OTC Bulletin Board securities are traded by a community of registered market makers that enter quotes and trade reports. On October 28, 2002, the Company's ticker symbol changed to ENEI because of the name change from Inprimis, Inc, to Ener1, Inc.

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

 Acquisition of the Battery business:

       The Company on September 6, 2002 acquired the development stage battery business of its 80% stockholder, Ener1 Group, Inc. In connection with the transaction, Ener1 Group, Inc. plans to provide the battery company with funding of $4.7 million for the development of its battery related business. Despite the potential $4.7 million capital infusion, additional financing will be required in order to implement the business plans of both companies and no commitments for such additional financing have been received.

PART II.

                          ENER1, INC. AND SUBSIDIARIES
                                OTHER INFORMATION

Item 1.       Legal Proceedings

              Ed Will, the Company's former President and Chief Executive Officer, has filed a lawsuit in the circuit court of the 15th judicial circuit, in and for Palm Beach County, Florida claiming monies that are due under his employment agreement for severance and other compensation. It is too early in the process to determine the outcome of this lawsuit and it is unlikely to have a material impact on the Company's financial result, but could affect its cash flow.

Items 2-3.

              Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders


Item 5.       Other Information:

              None

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    99.1 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.2 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    99.3 Certification, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              (b)   Reports on Form 8-K

              On September 6, 2002, Ener1, Inc. (the "Registrant") reported the execution of a merger agreement and ancillary documents implementing the acquisition of 100% of the outstanding capital stock of Ener1 Battery Company from the Registrant's parent, Ener1 Group, Inc. As a result of the merger, Ener1 Battery Company became a wholly owned subsidiary of the Registrant, Ener1 Group's ownership of the registrant increased to approximately 96% of fully diluted common share equivalents, after giving effect to exercise of all warrants and options and mandatory conversion of the registrant's new Series A Convertible Preferred Stock.

              Ener1 Battery Company, the company acquired by the registrant in the merger, is in the business of developing, marketing and producing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications. The registrant intends to continue the use of the acquired assets for such purposes.

              On October 23, 2002, Ener1, Inc. (the "Company") reported the Articles of Incorporation were amended to change the Company's name to Ener1, Inc. from Inprimis, Inc. The new trading symbol for the Company's common stock is "ENEI". In addition, the Company's Articles of Incorporation were further amended to increase its authorized common stock to 500,000,000 shares. As a result of such amendment 4,010,000 shares of the Company's Class A Preferred Stock were converted, according to their terms, into an aggregate of 200,500,000 shares of common stock. Based upon the conversion of the preferred stock, the Company currently has outstanding 309,447,020 shares of common stock.

                          ENER1, INC. AND SUBSIDIARIES

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                           ENER1, INC.

Dated:  November 18, 2002                  By: /s/ Larry L. Light
                                               ------------------
                                           Larry L. Light
                                           Acting Chief Executive Officer
                                           (Principal Executive Officer)




Dated:  November 18, 2002                  By: /s/ R. Michael Brewer
                                               ---------------------
                                           R. Michael Brewer
                                           Senior Vice President of Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

                                  Exhibit 99.1

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United Code)

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Inprimis, Inc., Florida corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

(1) The Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Form 10-QSB") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 18, 2002                        /s/ Larry L. Light
                                                 ------------------------------
                                                 Larry L. Light
                                                 Acting Chief Executive Officer

Dated:  November 18, 2002                        /s/ R. Michael Brewer
                                                 ------------------------------
                                                 R. Michael Brewer
                                                 Chief Financial Officer

                                  Exhibit 99.2

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

        I, Larry L. Light, Chief Executive Officer of Ener1, Inc., certify that:
           --------------

1. I have reviewed this Annual Report on Form 10-Q of Ener1, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

        b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

        c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely effect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002                  /s/ _____________________
                                          Larry L. Light
                                          -------------------------
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                  Exhibit 99.3

                      CHIEF FINANCIAL OFFICER CERTIFICATION

     I, R. Michael Brewer, Chief Financial Officer of Ener1, Inc., certify that:
        -----------------

1. I have reviewed this Annual Report on Form 10-Q of Ener1, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report.

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely effect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 18, 2002           /s/______________________
                                   R. Michael Brewer
                                   ----------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)