Form 10KSB
period 2002-12-31
ENER1 INC
filed 2003-04-15
CIK 895642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 _______________

                                   Form 10-KSB

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 2002

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

                      550 West Cypress Creek Road-Suite 120
                          Ft. Lauderdale, Florida 33309
                                 (954) 202-4442
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

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

                                   Yes |X| No

Aggregate market value of voting stock held by non-affiliates as of March 31, 2003: $727,236

   Shares of Common Stock outstanding as of March 31, 2003: 309,747,020 shares

Documents Incorporated by Reference:

         Specifically identified information in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders. Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:
[ ]

================================================================================

                          ENER1, INC. ANNUAL REPORT ON
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2002

                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I
ITEM 1. BUSINESS .............................................................................      3
ITEM 2. PROPERTIES ...........................................................................     14
ITEM 3. LEGAL PROCEEDINGS ....................................................................     15
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................................     15
        EXECUTIVE OFFICERS OF THE REGISTRANT .................................................     16
PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............     17
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      19
ITEM 7. FINANCIAL STATEMENTS .................................................................     30
ITEM 8. CHANGES IN AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE     50

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..................................     50
ITEM 10. EXECUTIVE COMPENSATION ..............................................................     50
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ......................     50
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......................................     50
ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K .............................................     50
ITEM 14  CONTROLS AND PROCEDURES .............................................................     50

                                     PART I

ITEM 1: GENERAL

         Overview

         Founded in 1985 as Boca Research, Inc., Ener1, Inc., ("Ener1" or the "Company"), is a Florida Corporation, headquartered in Ft. Lauderdale, Florida. The Company changed its name during 2002, from Inprimis, Inc. to Ener1, Inc. The Company's primary business in 2001 and 2002 was to provide product design services, customize embedded system software, and offer systems engineering and manufacturing consultation services for interactive TV, video on demand, Internet access, and other convergent technology appliances. In October 2001, the Company began to sell products based on its set-top box reference designs to solution providers in the hospitality and healthcare markets and other vertical markets. These solution providers, in turn, provide a turn-key service to end-customers in their specific vertical markets. The Company manufactures set-top boxes and other digital entertainment products by utilizing subcontractors. In January 2002, Ener1 Group, Inc. acquired a majority interest in the Company, and with subsequent transactions, now owns approximately 96% of the Company.

         Prior to July 1, 2000, the Company marketed communications software as well as data communications, I/O, multiport, and video products. The Company has transitioned from a manufacturer and marketer of these devices to a software and systems solutions-based enterprise. The Company is no longer offering data communications products. During 2001 and 2002, the Company did not have any sales related to its previous data communications business. I In its current business, Ener1 has identified the lodging and healthcare markets as primary opportunities for its digital and analog set top box and video on demand systems. The Company also provides engineering consulting services to assist large and small consumer electronics companies, cable operators, Internet service providers, and telecommunications companies achieve rapid time-to-market by allowing them to leverage the Company's engineering and product development core competencies.

          The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services, as well as other products and services. The software and system solutions-based services are now provided through the Company's Digital Media Technologies Division. Through the acquisition of Ener1 Battery Company ("Ener1 Battery"_ from Ener1 Group, Inc. and of its new subsidiaries, EnerLook Health Care Solutions, Inc. and Ener1 Technologies, Inc., Ener1 has further changed and diversified its business. The Company's future success will depend on the Company's bringing Ener1 Battery from a development stage company to production and sale of its advanced lithium batteries and its ability to expand its Digital Media Division business.. The Company's success will also depend on its ability to transition EnerLook Health Care Solutions, Inc. and Ener1 Technologies, Inc. from development stage companies. In this respect, EnerLook has already obtained three customer relationships and received revenue from the first of these. However, it still requires additional capital to fund operations.

          The Digital Media Technologies Division has recently downsized its operations, is focusing primarily on supporting its existing customers and is seeking additional financing. Assuming that the division can obtain adequate financing, its success will depend on the acceptance and penetration of its interactive TV technology into such vertical markets as healthcare and hospitality. Ener1 Battery will also require additional capital to bring it from a development stage company to full production. There can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, or at such time or times as may be required by the Company.

          During 2002 and the beginning of 2003, the Company has been funded by its parent company, Ener1 Group, Inc., in addition to funds available from operations. On January 3, 2002, Ener1 sold an 80% interest in the Company to Ener1 Group, Inc. for $1,000,000. As part of the transaction, Ener1 Group also loaned $200,000 to the Company. In addition, Ener1 Group subsequently invested an additional $2,000,000 in the Company as equity during 2002 for working capital. Ener1 Group, Inc. has also made substantial investments in Ener1 Battery before and since the acquisition of Ener1 Battery by Ener1. In connection with the acquisition of Ener1 Battery by Ener1, Ener1 Group, Inc. planned to make capital contributions to Ener1 Battery of up to $4,700,000. As of December 31, 2002, $1,917,885 of Ener1 Group advances for Ener1 Battery had been allocated to Ener1's capital accounts, along with $1,873,368 that had been previously contributed by Ener1 Group as of June 30, 2002. Thus, the total Ener1 Group contribution for Ener1 Battery during 2002 was $3,791,253. In the first quarter of 2003, Ener1 Group provided additional funding of approximately $0.9 million for Ener1 Battery. The Company believes that Ener1 Group, Inc. will continue to provide additional required working capital for Ener1 Battery; however, the Company is also seeking additional financing alternatives for Ener1 Battery for use in the future.

          The Company acquired, in September 2002, 100% of the outstanding capital stock of Ener1 Battery from the Company's parent, Ener1 Group, Inc. Ener1 Battery is in the business of developing, marketing and producing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications. Ener1 Battery currently has five patent applications on file with the U.S. Patent and Trademark Office relating to its advance battery technologies, designs, and manufacturing processes. Ener1 Battery has not had any sales since its inception. Ener1 Battery has developed a lithium metal battery technology that is believed to make it possible to deliver an energy density substantially greater than existing lithium batteries. The Company believes this battery technology will be particularly useful in military applications, specialty mobile electronics and high-end consumer electronics, such as 3G telecommunications products. Ener1 Battery intends to focus its initial efforts on replacing primary lithium batteries currently used by the military with its newly designed high-density rechargeable lithium batteries. Ener1 Battery's strategy is to focus on selling its products to the military and specialty markets, followed by licensing in consumer markets, thus avoiding direct competition with larger manufacturers of consumer batteries.


Business:

         The Digital Media Technologies Division

         The Company's set top box and consulting business is operated from the Company's Digital Media Technologies Division. This division develops and markets advanced interactive digital information and entertainment software and hardware systems that provide video and movies on demand, Web access, e-mail and interactive TV services. These are delivered through an intelligent television interface, using the Company's proprietary designes, for customers in industries such as hospitality, healthcare and other vertical markets. With a core competence in streaming digital media and Internet protocols, the Company believes its Digital Media Technologies Division is well positioned to attain a leadership position in this emerging market, provided that it can obtain adequate financing to support operations and growth.

         The division also provides engineering consulting services for software and hardware design, as well as development services for companies in the semiconductor, interactive TV, video, Internet and multimedia industries. The engineering consulting portion of the division's business had revenue of approximately $2.8 million in 2001 and $2.7 million in 2002. However, revenue from engineering services is expected to decline substantially during 2003, due to conditions within the industry to which those services are provided, as well as the division's new focus on set top box product sales and support..

         The Digital Media Technologies Division is a software and systems-based enterprise that has a strategy to do the following (all of which will require additional funding):

         Target additional interactive TV (iTV) market segments. The Company believes that it can increase its revenue producing opportunities by increasing the breadth of its participation in the iTV industry through targeting selected categories in additional segments of the iTV value chain.

         Pursue customers in multiple segments of the iTV industry where a good fit for the division's core competencies and other skills exists. The division intends to focus on the iTV industry and seeks to build a technology/intellectual property portfolio through work funded at least in part by customers.

         Build core competencies in providing the complete life cycle of services to customers. The Company assists its customers from concept to production, not only by designing the software platform and firmware, but also by providing consulting services for the manufacture of the finalized product. Throughout the entire process, the Company's strategy is to assist its customers in bringing their products to the market quickly and cost effectively by increasing speed to market and in reducing personnel, research and development and fixed costs.

         Develop and sell products in the iTV market segment. In October 2001, Ener1 began sales of its set top box as its own branded product to key vertical markets. Two such target markets are hospitality and healthcare. The Company sells these products to solution providers in these verticals who, in turn, provide a turn-key solution for delivering interactive TV services, movies on demand, Internet access, etc. to end-customers in their respective vertical markets.

         Pursue strategic partnerships and seek additional funding. The Company believes that establishing strategic relationships with third parties will enable access to emerging technologies at an earlier date than otherwise possible, helping to expand the Company's ability to achieve market penetration. The Digital Media Technologies Division intends to seek additional funding from its strategic partners or new investors.

         Ener1 Battery Company

         Ener1 Battery has developed new and advanced lithium metal battery technology that it believes can provide major increases in energy availability for military, industrial and consumer markets. This technology is protected by pending patents, with additional patent applications being prepared for filing ..Ener1 Battery plans to prove its technology initially through high margin, low to moderate volume sales to the military and specialty/industrial markets from its new prototyping and production plant. Simultaneously, it will explore longer term licensing opportunities for its advanced lithium metal battery technology in the consumer sector, targeting major consumer manufacturers. In this way, Ener1 Battery plans to avoid the problems faced by other recent battery startups, who were unable to produce in volume at a profit on a cost-completive basis with the major Asian consumer battery manufacturers.

         Ener1 Battery has over $20 million in fixed assets on its books for its new Ft. Lauderdale, Florida battery prototype and production facility, including land and building valued at $2 million. Line production of prototype battery cells for customer evaluation has commenced, and prospective licensees are evaluating the new lithium metal battery cell prototypes. Potential production customers from the U.S. military are also expected to visit Ener1 Battery's plant, with a view toward using its state-of-the-art manufacturing equipment for producing their own prototypes as well as testing Ener1 Battery's prototypes. Ener1 Battery's production facility has one prototyping line and two production lines. All production operations are done in an argon gas-filled, "glove-box" environment, reducing exposure to water from a couple of percent to a couple of parts per million an improvement from most existing battery manufacturing environments. Water is a major enemy of battery quality and longevity.

         Potential customers include the U.S. Department of Energy, U.S. CECOM (the major procurement arm of the U.S. Army), Bren-Tronics, Inc., Eagle-Pitcher, TDK, BYD, and Vodafone. There are also a number of potential funding programs within the Department of Energy for lithium battery projects. Ener1 Battery is already managing the second stage of one such program, which has been recently funded by the Department of Energy through Pacific Northwest National Laboratories.

         EnerLook Health Care Solutions, Inc.

         The Company formed EnerLook Health Care Solutions, Inc., in April 2002 and owns 51% of EnerLook currently. EnerLook was initially funded with $1.6 million in cash. EnerLook provides turn-key video-on-demand, Internet, email and interactive TV solutions to hospitals, using set top boxes designed by Ener1. EnerLook integrates the interactive systems and services from Ener1, Inc.'s Digital Media Technologies Division with a complete set of patient, administrative, and clinical services for its hospital customers. EnerLook solutions also provide hospitals with cost saving administrative services, such as interactive surveys, as well as communications, housekeeping, and dietary online interactive systems. EnerLook's software solutions are based on a Liberate Technologies platform that is licensed to EnerLook exclusively for use in the health care industries.

         EnerLook has three customers to date and has additional proposals with customers. It has completed installation of the first of six installation phases for the Hackensack University Medical Center. EnerLook is about to commence installation at the CentraState Medical System and has been recently notified that it was awarded its third contract with another medical facility. EnerLook has begun to collect revenue from the Hackensack installation and expects to begin collecting revenue from the CentraState installation shortly.

         EnerLook has a business alliance agreement with T. & V. Rental Co., Inc. ("TVR"), a New York-based company that provides television and telephone rental equipment and related services to hospitals and nursing homes, primarily in the Northeast United States. All of the above customers were obtained jointly with TVR through the business alliance agreement.

         Ener1 Technologies, Inc.

         Ener1 Technologies has obtained an exclusive license from an affiliate of Ener1 Group to commercialize, use and sublicense, on a world wide basis, one of the EnerWatchTM patent pending technologies that has been developed by the Ener1 Group family of companies. The EnerWatch technologies involve the detection, measurement, mitigation and removal of harmful effects of electromagnetic field radiation ("EMF") created by or resulting from the transmission of electric power or electronic signals. These effects are thought to arise from "vector potential" resulting from the "concurrence of modes" in electromagnetic fields. Such effects are thought to result in "excitation of chemical bonds" in matter, which could lead to harmful mutations in organic matter and malfunctions in equipment such as power transmission lines, resulting in losses of transmitted power.

         This pending patent is for apparatus to detect such effects in power transmission lines and provide corrective action to reduce power line transmission losses. The Company believes that this technology has broad application in the power transmission industry, from both cost savings and human health standpoints, and is aggressively pursuing its commercialization.

         The Company believes that, in order for Ener1 Technologies to effectively utilize its EnerWatchTM license, it needs to operate with its own separate management team and corporate environment outside of Ener1, Inc. The Company believers that Ener1 Battery and the Digital Media Technologies Division require different management structures and approaches from that required to exploit the EnerWatchTM technology. To accomplish this, the Company has filed an SB-2 registration statement with the Securities and Exchange Commission to register a proposed "spin-off" of 100% of the capital stock of Ener1 Technologies, Inc. to the existing shareholders of the Company.

Going Concern

           The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 2000. Cash used in operations for the years ended December 31, 2001, and 2002 was $6.2 million, and $6.5 million respectively. It is likely that the Company's operations will continue to incur negative cash flows in 2003 and additional cash will be required to bring the newly acquired Battery Company into production in the latter part of 2003. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Product Development

         Digital Media Technologies Division

         The division focuses on the development of interactive digital media related products and associated embedded system software, including device drivers, user interfaces, and systems applications, that enable the deployment of new interactive systems. The division's development work has resulted in two baseline hardware reference platforms that can be enabled for DSL, cable, satellite, Asynchronous Transfer Mode (ATM), analog modem, or Ethernet communications. These platforms have been developed in partnerships with industry-leading silicon and software suppliers. The Company's research and development expenditures in this area over the past two years are set forth in the Company's consolidated financial statements. Additional research and development will be required to further develop the technology.

         Ener1 Battery Company

         Ener1 Battery believes that its existing proprietary lithium metal battery technology can provide a variety of customizable characteristics to manufacturers of electronic devices and to the end customers. These include increased energy density, flexible design (i.e., literally flexible form), a "deep discharge" capability and increased safety.

         Ener1 Battery has team of Ph.D. level research scientists and production specialists who have experience in setting up manufacturing processes for new battery technologies. The General Manager of Operations also has extensive experience with leading battery manufacturers in taking advanced battery technologies from concept to volume production. Funding for research and development has been from Ener1 Group thus far.

Products

         Digital Media Technologies Division

         The division develops, makes and markets products for consumer electronics companies, telecommunications companies, enterprise solution providers and Internet Service Providers (ISPs), among others. In addition, the division works with ISPs, Applications Service Providers (ASP's), and telephone, cable, and satellite companies to design and deliver new video-rich and interactive services. The division helps define and develop the architecture for client devices and provides new features to improve end-user experiences, works with customers to determine the selection of software and hardware platforms to best meet project goals, assists in the definition of the system design, and responds by designing specifications to create either component or complete system deliverables. The resulting designs are typically licensed to the customer for production. The division was seeking to structure these licenses on a per-unit royalty basis, with pricing typically determined by volume. The division learned in the latter part of 2001 that many of its customers would prefer to purchase a complete product from the division. Therefore the division is now selling its own products that will initially be focused on the hospitality and healthcare markets.

         In providing software/systems solutions, one of the division's principal products is comprised of a line of advanced digital and analog set-top boxes that are customized to meet the individual needs of solution providers in the hospitality, healthcare, and other vertical markets. A digital and analog set-top box integrates multiple technologies and allows a user to perform one or more of the following functions through a television set and the set top box: browse the Internet, send and receive e-mail, make online Internet purchases, perform some PC-like functions, view movies on demand, and watch television programming.

         The division's TruNet(TM) software allows the user to see the true Internet interface on his or her television screen. The Company believes that this feature is unique and represents a substantial differentiator for the Company's products in the marketplace. This feature is licensed to the customers in the hospitality and health care industries that purchase the set top boxes and associated software from either Ener1 or EnerLook, as the case may be.

         Ener1 Battery Company

         1. Ener1 Battery's initial product is a lithium metal (vanadium oxide) battery cell that was designed to replace lithium-ion and lithium-ion polymer type cells in numerous applications. The Company believes that this technology has applications in cameras, military devices (such as "Land Warrior" laptops, receiver night vision and communications gear) as well as ultimately in "3G" and other advanced consumer uses.

         The Company believes that the advantages of the advanced Ener1 lithium metal battery technology include the following:

         1. Makes possible energy density greater by 30% on primary and up to 200% on rechargeable cells.
         2. Innovative " solid polymer" electrolyte materials increase safety and stability in use.
         3.       Patent  pending  cathode  materials  have high energy  density capability, when using correct production processes.
         4.       Argon glove box manufacturing  virtually  eliminates  moisture and thus raises production yield and quality.
         5. A new thick film production technology for fuel cells and lithium solid-state batteries.

         Ener1 Battery believes that it has the correct equipment to manufacture these advantages into is production battery cells. It is currently evaluating initial production prototypes providing test results for evaluation by potential licensees and joint venturers.

Industry, Sales and Marketing

         Digital Media Technologies Division

         Through referrals from strategic partners and customers, such as Liberate Technologies, National Semiconductor, and Philips, the division has in the past been able to secure contracts for engineering services and, as a result, corresponding licensing of reference designs to companies. The Company's capability to combine software and hardware skills in designing systems was intended to provide the division with intellectual property and royalties and help position the Company in the interactive device market segment for custom solution providers. However, it became clear in October 2001 that the customer based wanted to purchase a set-top box product from a manufacturer instead of merely licensing the technology. Therefore the division changed its strategy to sell its set-top box to customers. The actual set-top box manufacturing has been outsourced to contract manufacturers. The division currently has limited activities in the engineering consulting business. EnerLook's early successes in selling its Ener1, Inc.-set top box-based solution to health care customers indicates a future market through EnerLook for the division's set top boxes and associated firmware and software. The Company believes that there is a significant market for its set top boxes and associated software solutions in the hospitality industry. However, pursuit of these markets is expected to require substantial amounts of additional capital, and the Company has not yet identified firm sources for such capital.

         Ener1 Battery Company

         Over the past decade mobility, communications and network integration have been driving trends for military logistics and the development of consumer electronics. However, the failure of current mobile energy sources to provide the required energy density has hampered the progress of mobile electronics. Credit Suisse Equity Research has noted that the highly publicized delay for 3G telecommunications networks is primarily caused by the lack of improved mobile energy sources and the brick factor (bulky mobile electronic devices) in 3G devices. 3G is the common language tagline for the next generation of wireless consumer technology, which will provide high speed wireless services that can handle multimedia, all in one communication, entertainment, and information devices.

         The mobile electronic industry's growth and demand for lightweight high-density power sources provides Ener1 Battery with multiple market opportunities. Ener1 Battery has targeted three specific markets based on custom battery production capabilities, production capacity and its long-germ marketing strategy. These markets are military applications, specialty electronics and high-end consumer electronics (including 3G telecommunications devices). In the military market, Ener1 Battery plans to test its technology in the current heavy mobile energy packs worn by dismounted soldiers in an integrated fighting system that incorporates computerized communications, navigation targeting systems, and protective equipment. The Company believes that Ener1 Battery's technology will reduce the weight of an infantryman's energy pack and improve the energy capacity. Also, its battery technology may replace existing batteries in unmanned submarines, including toxic lead acid power sources. The specialty market will be entered by introducing a specific lithium battery design for scientific, testing, computer memory preservation and safety applications. The 3G generation of mobile communications systems will incorporate, in one system, telephone functions, PDA utilities and Internet access. This new technology requires advanced battery technology and energy output to provide significantly greater energy density and thus provides an opportunity for Ener1 Battery.

         Ener1 Battery's sales and marketing has been limited pending completion of prototypes, which are essential to the marketing and sales process in the battery industry. However, it has engaged in correspondence and visits related to potential sales contracts with the following organizations: U.S. Department of Energy (DOE), U.S. Army CECOM, Bren-Tronics Inc., Eagle Pitcher, TDK, BYD, and Vodaphone. The majority of the organizations are awaiting production line prototypes samples for testing. The U.S. Department of Energy has a number of potential funding programs for lithium battery development, which Ener1 Battery is pursuing. It has also submitted a number of SBIR proposals, which call for funding to facilitate Ener1 Battery's research into advanced lithium batteries. Ener1 Battery anticipates that it will accelerate its marketing activities now that it is producing prototypes, subject to available funding. The lead-time for customer testing and acceptance can be significant in the battery business. Ener1 Battery is in the process of seeking additional funding for operations pending receipt of contract revenue, once sales have begun.

Competition

         Digital Media Technologies Division

         The Company has entered into new markets, including the Internet TV appliance industry, and has encountered competition from a number of well-established companies, which have greater financial, technical, product development, manufacturing and marketing resources and experience than that of the Company. Further, the markets for the Company's products and services are increasingly competitive, resulting in increasing pricing pressures. However, the Company believes that its strategy to focus on vertical markets such as hospitality and healthcare, where it can be competitive in its capability to customize products to meet specific customer needs, will allow the Company to build market share in these segments. The Company believes that its ability to compete also depends on a number of other factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to continue to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results.

         Ener1 Battery Company

         There are many competitors entrenched in the sales, marketing, and production of batteries and cells for batteries. The battery industry is capital intensive, but despite the very high cost of entry, the industry is extremely competitive. The are numerous well-established companies in the battery industry which have greater financial, technical, product development, manufacturing and marketing resources and experience than that of the Company. While the Company believes that Ener1 Battery's products will be able to compete in the marketplace, the ability to compete may rest on numerous factors beyond its control.

         Ener1 Battery's closest competition from a product point of view is the lithium polymer battery, which was first produced in 1998, utilizing a flexible polymeric electrolyte material. The lithium polymer battery is less volatile and offers higher energy density than standard lithium ion batteries. An important characteristic of lithium polymer batteries is their pliability, allowing them to be molded in narrow strips directly onto electronic systems. There are currently a number of major companies producing lithium polymer batteries for the portable device markets, which is dominated by the Japanese electronics conglomerates. Ener1 Battery believes that its new "thin film" technology will make its battery cells very competitive with lithium polymer batteries, particularly given the apparent energy advantages of Ener1 Battery's lithium metal technology.

         There are also a large number of companies producing other types of lithium ion polymer batteries for the portable device market. According to Electronic Engineering Times, Sony is the principal supplier. Other major potential competitors include Eagle-Picher Industries, Energizer, Duracell and Rayovac.

Manufacturing

         Digital Media Technologies Division

         The  Digital  Media   Technologies   Division  contracts  for  offshore
production of its set-top boxes. Contracts typically provide for warranty coverage consistent with the warranties under customer contracts. Production lead times are typically six to eight weeks.

         Ener1 Battery Company

         Ener1 Battery's new prototyping and production facility in Ft. Lauderdale, Florida has received all required environmental and similar clearances. Ener1 Battery's management includes several senior managers with significant experience in setting up and running battery manufacturing operations from startup to high volume. The Company believes that Ener1 Battery's argon gas filled, glove box production lines are state-of-the-art.

         The prototyping and production plant is not intended to become a high volume manufacturing operation, but rather to facilitate advanced prototyping for future sales, most of which will be done offshore, contracted out, joint ventured or licensed. The production lines will be used for lower volume, higher margin orders and production that is required by contract or regulation to be conducted in the U.S.

         The manufacturing equipment comprises three major sections in sequence: cathode reactors, cathode fabrications, and assembly lines. The cathode reactors produce cathode material. Ener1 Battery believes that the quality and low cost of its cathode material, together with the related pending patents, provide it with competitive advantages. As noted above, the design of the equipment protects Ener1 Battery's advance lithium metal battery cells from air and moisture throughout the manufacturing process, which is essential to the high performance achieved by the products. Following the assembly, the battery cells are subjected to rigid electrical and safety tests to ensure conformance to the highest standards in the industry. A minimum of one week quarantine is mandated prior to labeling and shipping.

Proprietary Rights and Licenses

         Ener1 Battery Company

         Ener1 Battery has five patent applications for its new battery technologies pending in the United States Patent and Trademark Office:

         1. Solid Polymer Electrolyte Lithium Battery, No 10/038,556, filed USPTO 1/4/02. Solid polymer electrolyte for primary and secondary lithium/lithium-ion batteries containing polymer matrix, modified by chlorination. Usable in electrochemical systems (anode/cathode) using oxides (manganese dioxide, lithium manganese spinel, vanadium oxide, etc) and sulfur-containing cathode materials.

         2. Salts of Alkali Metals...Nonaqueous Electrolytes, No. 10/122,788 filed USPTO 4/15/02. Nonaqueous electrolytes for high-energy primary and rechargeable lithium and lithium-ion batteries. New lithium organic salts provide lithium power sources with better charge/discharge characteristics and stability during cycling for systems based on oxides and sulfur-containing cathodes.

         3. Nonaqueous Electrolytes..., No. 10/126,340 filed USPTO 4/19/02. Organic silicone ammonium additives for electrolyte enhancement. On the basis of the synthesized ammonium compounds several types of liquid and polymer nonaqueous electrolytes were developed, with increased conductivity at
                  room   temperature,   high  stability
                  when contacting with electrode materials during storage and cycling, providing a high conductivity of the passivating films on the surface of lithium containing anodes, increasing the cycling efficiency of lithium.

         4. Methods and Apparatus for Thin Films Production, No. 10/108,140 filed USPTO 3/27/02. For production of thin films of electrode materials and solid electrolytes from a few microns up to 1.5 mm for primary and rechargeable batteries and fuel cells. Miniaturization of fuel cells and lithium batteries is possible with a decrease in the thickness of electrodes and solid electrolytes. Rate of this new process is estimated to be as much as 20 times higher, as compared with similar processes.

         5. Cathode Material for Lithium Battery...Method of Production..., No. 10/158,361 filed USPTO 5/30/02. Unique cathode material with a discharge capacity up to three times greater then the usual cathode material for lithium-ion batteries.

Ener1  Battery's  patent  counsel  is  beginning  to  file   international   PCT
applications for the above pending patents.


         Digital Media Technologies Division

         In certain of its products, the division includes software licensed from third parties, which is combined with its own internally developed, proprietary software solutions. The Company has developed proprietary reference designs for use in hardware, firmware and software development. In addition, it has developed certain features for use in its set top box vertical market solutions, such as TruNet, which provides a realistic interactive Internet interface on the television screen.

Employees

         The Digital Media Technologies Division presently has ten full-time employees, including: four in engineering, two officers, and three administrative personnel. Ener1 Battery currently has nine employees, and EnerLook Health Care Solutions, Inc. has eight employees. The Company's employees are not covered by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company's parent company, Ener1 Group, Inc., provides management and financial assistance to the Company and Ener1 Group's other subsidiaries. Ener1 Group has five employees.

Major Customers and Geographic Information

         For information concerning major customers and geographic data, reference is made to Note 20 to the Company's consolidated financial statements, located in Item 8 of this Form 10-KSB. Currently the Digital Media Division is the only unit with sales.

Recent Developments and Subsequent Events

         Status of Major Order for Set Top Boxes

         The Company's primary customer for the Digital Media Technologies Division's set top boxes has postponed delivery on most of the units in its initial order, indicating concerns about multiple vendor quality/coordination issues and re-evaluation of its marketing initiative for which it originally ordered the set top boxes. An adverse resolution of this order would have a negative affect on the Company's financial results for 2003, if the resulting inventory cannot bet sold to other customers. The Company believes that other customers would be interested in the product; however, as of the date of this report, the Digital Media Technologies Division does not have a backlog of orders for this inventory. If the inventory involved must be sold to other customers, it may be necessary for the Company to reprogram the units, which could cost on the order of $80,000.

         Scaled down operations of the Digital Media Technologies Division

         The Digital Media Technologies Division operations have recently been reduced, in large part due to the above-mentioned order postponement, but also due to falloff of orders in the division's engineering services business. Meanwhile, the division continues to seek additional funding from strategic relationships or new investors to support ongoing operations. Ener1 Group has funded Ener1, Inc. in 2002 through its initial investment of $1.0 million, a loan of $0.2 million and additional equity investments (paid in capital) of $2.0 million. Ener1 Group, which owns 96% of Ener1, is also seeking ways to raise additional funds for the division.

         Filing with SEC to spin-off Ener1 Technologies, Inc. Subsidiary:

         Ener1 Technologies, Inc., a development stage company and wholly owned subsidiary of the Company, filed on November 6, 2002 an SB-2 registration statement with the Securities and Exchange Commission to register the spin-off by the Company of 100% of the subsidiary's common stock to the record holders of Ener1 common stock once a record date for the spin-off is set. The spin-off distribution would occur once SEC review of the proposed transaction is completed and the registration statement goes effective. The Company believes that the distribution will be treated as a dividend to Ener1 stockholders. The purpose of the spin-off is: (1) to facilitate development of the Ener1 Technologies business (commercialization of its licensed EnerWatch technology), by separating that company from unrelated businesses in Ener1; and (2) to provide some share in this new business to the existing shareholders of Ener1.

         New stock symbol:

         On October 28, 2002, the Company's stock began trading under its new stock symbol ENEI.

         Amendments to the Company's Articles of Incorporation:

         On October 14, 2002, the Company's Board of Directors and stockholders approved the following amendments to the Company's Articles of Incorporation:

         o        To change the company's name to Ener1, Inc.
         o To increase the authorized common stock from 200,000,000 shares to 500,000,000 shares

         Acquisition of Ener1 Group, Inc.'s battery business

         On September 6, 2002, the Company executed a merger agreement implementing the acquisition of 100% of the outstanding capital stock of Ener1 Battery Company from the Company's parent, Ener1 Group, Inc. As a result of the merger, Ener1 Group's ownership of the Company increased to approximately 96% of Ener1's fully diluted common share equivalents, after giving effect to exercise of all warrants and options and mandatory conversion of the Company's new series A Convertible Preferred Stock. Ener1 Battery Company is in the business of developing, marketing and producing advanced lithium metal technology battery cells for use in military, industrial, and consumer applications.

         In exchange for 100% of the stock in Ener1 Battery, the Company paid the following consideration to Ener1 Group:

         (a) 50,000,000 shares of the Company's restricted Common Stock, par value $0.01 per share.

         (b) 3,930,000 shares of the Company's new, restricted Series A Preferred Stock, par value $0.01 per share. The Preferred Stock converts, on a mandatory basis, into 50 shares of the Company's common stock for each share of preferred, has the rights, preferences and designations set forth in the Certificate of Designations included as Exhibit A to the Merger Agreement. On October 18, 2002, the Preferred Stock was converted into 196,500,000 shares of the Company's Common stock.

         (c) Ten year warrants to purchase up to 48,402,985 shares of the company's common stock (the ("Warrants") to Ener1 Group at an exercise price of $0.08 per share.

         (d) A $1,161,850 promissory note payable to Ener1 Group, bearing interest at 10% per annum and due on September 1, 2003.

         As part of the transaction, Ener1 Group stated its intent to make capital contributions to Ener1 Battery of up to $4,700,000. To date, Ener1 Group has advanced $3,791,253 of the above amount, and Ener1 Group continues to make contributions to Ener1 Battery. All additional such contributions, up to $4,700,000, will be recorded as paid in capital.

         Since the Company and Ener1 Group are considered to be companies under common control, the assets and liabilities acquired by the Company were recorded at book value, and no goodwill was recorded. As a result, the Company recorded approximately $8,700,000 of additional paid in capital as a result of the acquisition.

         Also on September 6, 2002, the Company and Ener1 Group finalized the documentation of Ener1 Group's prior and continuing capital contributions to the Company for use by the latter's Digital Media Technologies Division. Ener1 Group's capital contributions from May 8, 2002 have been recorded as paid in capital. As of September 30, 2002, such capital contributions totaled $1,481,117. As of December 31, 2002, those capital contributions totaled $2,000,000. In connection with the capital contributions, the Company issued the following restricted securities to Ener1 Group:

         (a) 80,000 shares of the Company's new Series A Preferred Stock, par value $0.01 per share, convertible on a mandatory basis to 50 shares of the Company's common stock for each Preferred share. The total common share equivalents, on a fully converted basis, represented by the above Series A Preferred Stock, are equal to 4,000,000 shares of the Company's common stock. The conversion into common stock occurred on October 18, 2002 when the shareholder of the Company approved an amendment to the articles of incorporation to increase the authorized shares of the Company sufficiently to effect the conversion.

         (b) Warrants to purchase up to 20,597,015 of the Company's common stock with an exercise price of $0.08 per share. These warrants have a 10-year term.

         The remainder of Ener1 Group's $2,000,000 contemplated investment in the Company ($518,883) was received and recorded as additional paid-in capital during the fourth quarter of 2002, and no additional shares were issued in connection therewith.

         Effect of the Merger and Investment on the Company's Capital Structure

         Prior to the merger and investment transaction, the Company had 58,947,020 common shares outstanding and approximately 1,700,000 outstanding options to purchase shares of its common stock. As of December 31, 2002, the outstanding options to purchase its outstanding stock have been reduced to approximately 950,000. Giving effect to the transaction and reflecting the conversion of the Company's new Series A Preferred Stock to common stock and exercise of all outstanding stock options and warrants, the Company's fully diluted common equivalent shares total 379,397,020. Ener1 Group's ownership thereof is approximately 96%. The table below summarizes the changes:

                           Security                                        Common Equivalents
                           --------                                        ------------------
Common shares outstanding before transaction:                                   58,947,020

Common shares issued in the merger transaction:                                 50,000,000

4,010,000 preferred shares converted into common shares
effective October 18, 2002:                                                    200,500,000

Warrants issued and exercisable into common shares:                             69,000,000

Outstanding stock options:  12/31/02                                               950,000
                                                                            ----------------
Total  fully  diluted,  common  stock  equivalents  after  giving  effect to the transactions, assuming the conversion of all preferred shares to
common and the exercise of all warrants and  stock options                     379,397,020
                                                                            ================



         Digital Media Technologies Division transitioned to a products business during 2002

         The Company decided to increase its efforts in developing products around the set-top box and interactive TV marketplace within the Digital Media Technologies Division. During 2001, the division's focus had been primarily on engineering services and consulting. In October of 2001, the Company started selling its set-top box as a proprietary product. On April 8, 2002, the Company, announced that it was developing a software product named TruNet TV, which makes it possible for users of interactive TV-based systems in hotels and hospitals to gain access to mainstream PC and Server applications directly from their television sets. The division plans to continue to market its own set top box. For 2002, product sales were $643,000 in the first quarter, $73,000 in the second quarter, $208,000 in the third quarter and $626,550 in the fourth quarter. Product sales in 2003 may be dependent to a significant extent on the Company's ability to raise additional working capital and the resolution of the order that was put on hold by a major customer.

         Ener1 Group, Inc. Transaction

          The Company and Ener1 Group, Inc. (then known as Ener1 Holdings, Inc) entered into a Securities Purchase Agreement (the "Agreement") under which Ener1 Group, Inc., on January 3, 2002 (the "Initial Closing"), acquired a controlling interest in the Company. Under the Agreement, Ener1 Group Inc. agreed to purchase 47,126,416 shares of the Company's common stock, at a price of $.0254634 per share, for an aggregate purchase price of $1.2 million (the "Original Purchase Price"). The shares purchased by Ener1 Group, Inc. represented 80% of the issued and outstanding capital stock of the Company at the time. At the Initial Closing, the Company issued 12,500,001 shares of the Company's common stock (the "Initial Shares") to Ener1 Group, Inc., representing a majority of the issued and outstanding common stock of the Company on that date. The remaining 34,626,415 shares of the Company's common stock (the "Remaining Shares") were issued by the Company to Ener1 Group, Inc. upon (1) the automatic conversion of a convertible promissory note in the principal amount of $481,706 (the "Convertible Note") into 18,917,594 shares of the Company's common stock and (2) the release from escrow of 15,708,821 shares of the Company's common stock. Each such event took place upon the approval by the Company's shareholders of an increase in the number of authorized shares of common stock sufficient for the issuance of the Remaining Shares, which was obtained on March 11, 2002.

         On  February  22,  2002,  the  Original  Purchase  Price was reduced by
$200,000 to $1,000,000 (the "Adjusted Purchase Price") under the terms of the Securities Purchase Agreement because the Company did not meet certain stockholder equity targets for December 31, 2001. The $200,000, by which the Original Purchase Price was reduced, was loaned to the Company by Ener1 Group. and was payable to Ener1 Group as of February 22, 2003.


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

         EnerLook Health Care Solutions, Inc.

            On February 21, 2002. the Company incorporated EnerLook Health Care Solutions, Inc. ("EnerLook"). At that time, EnerLook was 51% owned by the Company and 49% owned by EDLook, LLC. EDLook, LLC committed to contribute $1.6 million for its 49% contribution, of which $0.8 million was received as of March 21, 2002 and $0.8 was received on April 24, 2002. The details of the agreement between the EnerLook shareholders relative to the formation and operation of EnerLook were finalized and included as an exhibit to the June 30, 2002 10-QSB filing. The Company's capital contribution was limited mainly to its management assistance to develop a business plan and to manage the early stages of a business that has been established to pursue the delivery of services for those health care industry customers who use the Company's set-top box. The Company is also contributing its technology expertise to the subsidiary.

         In the fourth quarter of 2002 Ener1 Group, Inc. and EDLook, LLC entered into an agreement for Ener1 Group to purchase a portion of the shares of common stock of Enerlook Health Care Solutions, Inc. owned by EDLook, LLC. At December 31, 2002 the ownership of Enerlook Health Care Solutions, Inc. was as follows:
EDLook, LLC had 5%, Ener1 Group, Inc. owned 44% and Ener1, Inc. owned 51%.

         Termination of Eduard Will

         On March 28, 2002, the Company's Board of Directors voted to terminate Eduard Will from his position as Chief Executive Officer and President of the Company and to terminate his employment agreement with the Company.

         On March 29, 2002, Mr. Will tendered his resignation from the Company's Board of Directors.

         On October 4, 2002, Mr. Will filed a lawsuit in the Circuit Court for the 15th Judicial Circuit, Palm Beach County, Florida, for unpaid severance and other compensation that he claimed was due to him from the Company under his employment agreement. The Company and Mr. Will have reached an agreement in principle on terms of a settlement, which is expected to be executed shortly.

        Exit from the Data Communications Products Business

         The Company embarked upon a plan in early 2000 to transition from being primarily a data communications products manufacturer to primarily providing engineering consulting services. The Company announced in July 2000 that it no longer would offer data communications products to the marketplace. In conjunction with this transition, the Company decided to change the name of the Company from Boca Research, Inc. to Inprimis, Inc. Subsequent to Ener1 Group's acquisition of a controlling interest in the Company and the Company's acquisition of Ener1 Battery, the Company changed its name to Ener1, Inc. The Company did not have any data communications product sales in either 2001 or 2002 - the Company's set top box being deemed a different product line from the former Boca Research data communications products.

         C-4 Transaction:

         On October 12, 2001 the Company entered into a Share Exchange Agreement with Cash Card Communications Corp Ltd. ("C-4"), under which C-4 and another party agreed to transfer to the Company all of their common shares of DataWave Systems, Inc. in exchange for common shares of the Company. In connection with the Ener1 transaction, the Company entered into a mutual release with C-4, Eduard Will and the other parties to the Share Exchange Agreement with C4 and related agreements. under which all C-4 associated agreements were terminated and all parties thereto were released from further obligation.

ITEM 2: PROPERTIES

         Description of Properties

         The Company's headquarters was previously located in a 32,670 square-foot facility in Boca Raton, Florida. However, this space was substantially in excess of what is required for the Company's operations. Therefore, the Company decided to consolidate its personnel in the Ft. Lauderdale, Florida locations occupied by Ener1 Battery and Ener1 Group, in order to provide for more efficient operations and to reduce lease costs. The last lease extension at the Boca Raton location expired on March 13, 2003. At the termination of the lease extension, the Company moved its administrative staff to leased offices in Ft Lauderdale, Florida that are shared with Ener1 Group and Ener1 Battery. At the same time, the Digital Media Technologies engineering staff and EnerLook Health Care Solutions, Inc. personnel relocated to offices within Ener1 Battery's manufacturing and headquarters facility, a 22,000 square foot building at 1751 West Cypress Creek, Ft. Lauderdale, Florida. The Battery Company owns this land and building. The mortgage balance on this building as of December 31, 2002 was $731,253. The mortgage bears interest at 9% with principal and interest payments of approximately $7,700 per month.

         The production equipment of Ener1 Battery is subject to two security interests. The first is held by Meliorbanca Galla, S.p.A., an Italian merchant bank, in connection with a loan which Ener1 Battery guarantees (along with Ener1 Group, Ener1 and Mike Zoi and Peter Novak (both directors of Ener1 Group, Ener1 Battery and Ener1), in the approximate amount of Euro $2.7 million (as of the date of this report, approximately US$2.85 million). The primary obligor on the loan is Ener1 s.r.l., an Italian company that transferred the collateralized equipment to Ener1 Battery preparatory to the Company's acquisition of Ener1 Battery, through a series of intercompany asset transfer and assumption agreements, The Meliorbanca loan was recently restructured to provide for an extension of payments, at the rate of Euro 100,000 (approximately US $105,000) per month, with the remaining balance payable in March 2004 as a "balloon payment." The first payment under the restructured loan was due March 31, 2003, but has not yet been made. Ener1 Group is negotiating with BZINFIN to obtain additional funding to defray the repayment obligations under this loan, and expects an outcome that will not be materially adverse to Ener1 Battery or the Company. However, there can be no assurance of such an outcome.

         The second security interest is held by BZINFIN, S.A., which is owned by Boris Zingarevitch, who is a director of Ener1 Group, Ener1 and Ener1 Battery. Mr. Zingarevitch, through BZINFIN, has been the provider of substantially all of the funding to Ener1 Group, including the substantial funding from Ener1 Group to Ener1 Battery during the past two years and Ener1 during the past 15 months. The BZINFIN security interest is in connection with loans provided to Ener1 Group by BZINFIN in the aggregate amount of approximately $18 million, significant portions of which were used to provide working capital for Ener1 Battery. One of the loans, for US$400,000 was due on April 2, 2003 but has not yet been paid. Ener1 Group is currently renegotiating this loan with BZINFIN and expects an outcome that will not be materially adverse to Ener1 Battery or the Company. However, there can be no assurance of such an outcome.

         In connection with the above-mentioned loans from BZINFIN, BZINFIN also has a security interest in three of Ener1 Battery's five pending patents, reflected in assignments from Ener1 Battery to BZINFIN of Ener1 Battery's rights thereto, which assignments are being held directly by BZINFIN. The pending patents that comprise such collateral are the following: (1) Solid Polymer Electrolyte Lithium Battery, No 10/038,556, filed USPTO 1/4/02; (2) Salts of Alkali Metals...Nonaqueous Electrolytes, No. 10/122,788 filed USPTO 4/15/02; and
(3) Nonaqueous Electrolytes..., No. 10/126,340 filed USPTO 4/19/02.

         An additional, issued PCT patent, owned by Ener1's Ukrainian affiliate, Ener1 (Ukraine), is pledged as collateral for repayment of a loan from Tavricheskiy Bank (St. Petersburg, Russia) to Ener1 Battery dated as of August 30, 2002 in the principal amount of US$1,200,000. As of the date of this report, accrued interest thereon in the approximate amount of US$47,000 is overdue. The subject of the above pledge is Patent No. 45293A, issue date: March 15, 2002, International PCT Application: No. -DNO/UA02/00043, Priority date: December 11, 2001, for Measurement Method of an Ionic Conductivity of Solid Electrolytes.

         In addition to the foregoing, certain of the computers, other office equipment and other equipment of the Company and its subsidiaries may be subject to security interests in connection with purchase financing or refinancing for said equipment.

         Investment Policies

         The Company has not specific limitations on the percentage of its assets that may be invested in any one investment. There is no specific shareholder vote requirement regarding changes in this policy. Generally, the Company acquires assets primarily for operating purposes and not for capital gains or income per se.

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

         The Company and its Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs.
Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway seeks indemnification for payment in the amount of approximately five million dollars, which it claims to have paid to settle patent infringement litigation brought by PhoneTel. In addition to the Company and Boca Global Inc., another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company, but Boca Global, Inc. remains as a defendant in the action. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to liability, the Company is currently negotiating a settlement of Gateway's claim on behalf of Boca Global, and does not believe at this time that the claim will have a material adverse effect on the Company's operating results, financial condition, or cash flows. The Company has not received any further communications indicating any new developments on this claim for the past year and believes the lawsuit is inactive.

        In addition to the foregoing, the Company's former landlord for its former Boca Raton headquarters has threatened to file a law suit against the Company to collect in excess of $120,000 claimed to be owed for rent under the lease for the Boca Raton facility.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

         No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Form 10-KSB with respect to executive officers of the Company is set forth below. The executive officers of the Company are elected annually by the Board of Directors and hold office until their successors are elected and qualified, or until their earlier removal or resignation.

         R.  Michael  Brewer,  60,  has  served  as  Senior  Vice  President  of
Finance/Chief Financial Officer since June 2000. Before this, he was Chief Financial Officer and Vice President of Finance for Park 'N View, an integrated voice, data, and telephony provider to the long-haul trucking industry. Mr.
Brewer previously served as Senior Vice President of Finance/Chief Financial Officer for Inprimis from 1994 to 1998. Before this, he was Vice President of Finance for Mitel Corporation, a manufacturer of telecommunications PBX systems, where he was responsible for all financial affairs for the company's North American operations, including its manufacturing facilities in Puerto Rico, Florida, New York, and Mexico.

         Larry L. Light, 47, served as interim Chief Executive Officer from January 15, 2001 to April 2001 following the retirement of Robert W. Ferguson and has served as our President and Chief Executive Officer since March 29, 2002 following the termination of Eduard Will. Additionally, he has served as Chief Operating Officer for Inprimis Technologies, Inc. since February 2000, Chief Operating Officer for EnerLook since April 2002 and as Chief Technology Officer for Inprimis, Inc. since July 1999. Mr. Light is responsible for maintaining and enhancing the existing reference platforms and creating new designs for interactive TV, video on demand, Internet access, and other convergent technology appliances. From May 1998 to July 1999, Mr. Light was Senior Vice President of Engineering. Mr. Light joined the Company in February 1995 as Vice President of Engineering. Before joining the Company, Mr. Light served as a product development manager at IBM's Boca Raton, Florida facility. Before this, he was a design engineer at IBM's Federal Systems Division in Cape Canaveral, Florida. where he helped design space shuttle cargo system simulators.

         Michael D. Stebel, 49, served as Senior Vice President of Sales and Marketing for Inprimis Technologies, Inc. from December 2000 to January 2003. His employment with the Company was terminated in January 2003. Mr. Stebel was responsible for the Company's selling efforts and marketing, including overseeing the sales team, sales engineering, and technical support. He also was responsible for the Company's strategic marketing programs, including strategic and industry alliances, marketing communications, the Company's Web site, and marketing planning. From December 1999 to December 2000, Mr. Stebel served as Vice President of Marketing for Boca Global, Inc. Prior to joining the Company in 1999, he was Executive Vice President of Marketing and Corporate Strategy for Boundless Technologies, where he was responsible for the company's thin client business. Prior to joining Boundless in 1994, Mr. Stebel served as the Director of Marketing for AT&T GIS (NCR), where he led the market and research and planning for the future product direction of AT&T's ADDS Division, and as the Vice President of Sales and Marketing for Veeco Instruments, a manufacturer of semiconductor processing and measurement equipment.

         On March 28, 2002, our Board of Directors terminated our President and Chief Executive officer, Mr. Eduard Will. Larry L. Light was then named President and CEO of the Company.

                                     PART II

ITEM 5:  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

         The Common Stock of the Company traded on The Nasdaq Stock Market(R) under the symbol BOCI until October 10, 2000, when the Company changed its name from Boca Research, Inc. to Inprimis, Inc. From October 10, 2000 to October 26, 2001, the Common Stock of the Company traded under the symbol INPM on The Nasdaq National Market. As of October 29, 2001, the Company's shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. On October 23, 2002, the Company amended its Articles of Incorporation to change its name from Inprimis, Inc. to Ener1, Inc. On October 28, 2002 the Company's ticker symbol changed to ENEI to reflect the new name.

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

    Year         Fiscal Quarter Ended                 High       Low
    ----         --------------------                 ----       ---

    2000         March 31, 2000                       9.25       5.44
                 June 30, 2000                        6.88       2.88
                 September 30, 2000                   5.38       2.75
                 December 31, 2000                    3.19        .50

    2001         March 31, 2001                       2.56        .50
                 June 30, 2001                        1.00        .24
                 September 30, 2001                   1.00        .10
                 December 31, 2001                     .34        .02

    2002         March 29, 2002                        .30        .04
                 June 30, 2002                         .27        .10
                 September 30, 2002                    .26       . 07
                 December 31, 2002                     .19        .05

         As of March 31, 2003, the Company had outstanding 309,747,020 shares of Common Stock held by approximately 307 shareholders of record. This number does not include beneficial owners of the Common Stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

         The Company has not paid and does not anticipate paying any cash dividends on its Common Stock.

         The  following  table  details  information   regarding  the  company's
existing equity compensation plans as of "December 31, 2002

                                                                            APPENDIX E
                                                  (a)                           (b)                           (C)
                                                                                                     Number of securities
                                                                                                     remaining available
                                                                                                     for future
                                       Number of securities                                          Issuance under equity
                                       To be issued upon exercise     Weighted-average exercise      Compensation plans
                                       Of outstanding options,        Price of outstanding, options,(Excluding securities reflected
Plan Category                          warrants and rights            Warrants and rights            in column (a))
-------------------------------------- ------------------------------ ------------------------------ ------------------------------
Equity compensation plans
Approved by security holders...                   948,679                          $.16                          8,836,503
Equity compensation plans not
approved by security holders...                     --                              --                               --
                                       ------------------------------ ------------------------------- -----------------------------
Total                                             948,679                          $.16                          8,836,503

     SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial information for the years ended December 31, 1998 through December 31, 2002 is derived from the Company's consolidated financial statements, which have been audited by the Company's independent auditors. The information set forth below for fiscal years 2001 and 2002 is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The 2001 and 2002 results include the results of Ener1 Battery, which was acquired on September 6, 2002. In accordance with SFAS 141 Business Combinations, because the Company and Ener1 Battery were entities under common control, operations of the two entities were combined from the beginning of each period presented similar to the pooling of interests method. Ener1 Battery was incorporated in March 2001.

                                                                      Year Ended December 31,
                                                ---------------------------------------------------------------------
                                                  1998           1999           2000           2001             2002
                                                ---------      ---------      ---------      ---------         ------
                                                                 (In thousands, except per-share data)
Statements of Operations Data:
Net sales .................................     $  70,042      $  32,767      $  14,397      $   3,858      $   4,245

Cost of goods sold ........................        64,165         32,234         12,764          4,256          4,841
                                                ---------      ---------      ---------      ---------         ------
          Gross profit (loss) .............         5,877            533          1,633           (983)           (11)
                                                ---------      ---------      ---------      ---------         ------
Operating expenses:
     Research and development .............         2,992          3,863          2,413            547            502
     Selling, general and administrative ..        15,389         19,316         10,245          3,796          7,210
     In-process research and development ..         2,800             --             --             --             --
                                                ---------      ---------      ---------      ---------         ------
     Asset impairment and other charges ...            --             --          4,458            507             --
                                                ---------      ---------      ---------      ---------         ------
          Total operating expenses ........        21,181         23,179         17,116          4,850          7,712
                                                ---------      ---------      ---------      ---------         ------
Income (loss) from operations .............       (15,304)       (22,646)       (15,483)        (5,833)        (7,722)
Non-operating income, net .................           694            377          2,021            168           (402)
                                                ---------      ---------      ---------      ---------         ------
Income (loss) before income taxes .........       (14,610)       (22,269)       (13,462)        (5,665)        (8,125)
Income taxes (benefit) ....................            --              8              1              1              1
                                                ---------      ---------      ---------      ---------         ------
  Net income (loss) .......................     $ (14,610)     $ (22,277)     $ (13,463)     $  (5,666)        (8,126)
                                                =========      =========      =========      =========      =========
Basic earnings (loss) per share ...........     $   (1.67)     $   (2.20)     $   (1.16)     $    (.09)     $    (.03)
                                                =========      =========      =========      =========      =========
Weighted average basic shares outstanding .         8,749         10,123         11,586         61,660        299,620
                                                =========      =========      =========      =========      =========
Diluted earnings (loss) per share .........     $   (1.67)     $   (2.20)     $   (1.16)     $     (03)     $     (03)
                                                =========      =========      =========      =========      =========
Weighted average diluted shares outstanding         8,766         10,123         11,586        218,315        299,620
                                                =========      =========      =========      =========      =========


                                                                      Year Ended December 31,
                                                  -------------------------------------------------------------
                                                    1998         1999         2000         2001          2002
                                                  --------     --------     --------     --------      --------
                                                                         (In Thousands)
Balance Sheet Data:
Working capital .............................     $ 16,706     $ 11,254     $  2,622     $   (822)     $(11,870)
Total assets ................................     $ 39,742     $ 26,488     $  9,085     $  9,921      $ 25,588
Long-term obligations, net of current portion           --           --           --     $  1,198      $  2,304
Total stockholders' equity ..................     $ 26,101     $ 17,323     $  4,389     $  5,810      $  8,856

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

Results of Operations

         The following discussion of the Company's consolidated results of operations for the years ended December 31, 2001, and 2002 is based upon the consolidated statements of operations data contained in the Company's selected consolidated financial data appearing elsewhere in this report. The following discussion and analysis should be read in conjunction with the financial information set forth under "Selected Consolidated Financial Data" and the consolidated financial statements, including the notes thereto, included elsewhere herein. The 2001 results contain the financial results of Ener1 Battery from its inception on March 1, 2001 to December 31, 2001. Ener1 Battery was acquired by Ener1 on September 6, 2002. The 2002 results contain the results of EnerLook Health Care Solutions, Inc, Ener1 Technologies, Inc, and Ener1 Battery. In accordance with SFAS 141 Business Combinations, because the Company and Ener1 Battery were entities under common control, operations of the two entities were combined from the beginning of each period presented similar to the pooling of interests method.

         The following table sets forth for the periods indicated the percentage of net sales represented by each line item in the Company's consolidated statements of operations:

                                                           December 31,
                                                       2001         2002
                                                      ------       ------
Net sales .......................................      100.0%       100.0%
Cost of goods sold ..............................      125.5        100.3
                                                      ------       ------
              Gross profit ......................      (25.5)         (.3)
                                                      ------       ------
Operating expenses:
              Research and development ..........       14.2         11.8
              Selling, general and administrative       98.4        169.8
              Asset impairment and other charges        13.1           --
                                                      ------       ------
                      Total operating expenses ..      125.7        181.6
                                                      ------       ------
Loss from operations ............................     (151.2)      (181.9)
Non-operating income (expense) ..................        4.4         (9.5)
                                                      ------       ------
Loss before income taxes ........................     (146.8)      (191.4)
               Income taxes benefit..............         --           --
                                                      ------       ------
Net loss before minority interest                     (146.8)%     (191.4)%
                                                      ======       ======

Years Ended December 31, 2001 and 2002

        Net Sales. The Company net sales increased by 10.0 % from $3.9 million in 2001 to $4.2 million in 2002. The increase in sales in 2002 was primarily due to an increase in product sales as the Company changed its focus to selling its set-top box instead of licensing the design.

        Ener1 Battery did not have any sales in 2001 or 2002. The Company's newly formed subsidiaries in 2002 were Ener1 Technologies, Inc. and Enerlook Health Care Solutions Inc., and they did not have any sales in 2002.

       Engineering services revenue decreased slightly from $2.8 million in 2001 to $2.7 million in 2002. Engineering services revenue in 2002 consisted primarily of contract engineering. The Company had very little prototype and product sales arising from engineering contracts in 2002, as it changed its strategy to selling its set top box as a product. In addition to the $2.8 million of engineering services revenue in 2001, the Company had sales of $1.1 million in prototypes and products.

       Product sales in 2002 were $1.5 million compared to $1.1 million in 2001. This increase was primarily due to increased acceptance of the set top box into primarily the hospitality vertical market, but also the healthcare vertical market.

       The following table presents the net sales for the Company's product categories for the periods indicated. The Company exited the data communications business in 2000. Revenue from engineering service contracts decreased in 2001 from 2000 primarily because of the difficult economic environment in the technology sector, where outsourcing of engineering work was reduced significantly as research and development budgets by companies were reduced.

                                                                                           Year Ended December 31, 2002
                       Product Categories                                   2001               %              2002               %
                                                                          ------              ---             -----             ---
Engineering Service business:
  Engineering service and consulting ..........................            2,787               72             2,731            64.3
  Products including prototypes ...............................            1,070               28             1,514            35.7
                                                                          ------              ---             -----             ---
Engineering Service and set-top product sales .................            3,858              100%            4,245           %100%
                                                                          ------              ---             -----             ---
  Total net sales .............................................           $3,858              100%            4,416            100%
                                                                          ======              ===             =====             ===

         Gross Profit: The Company's cost of sales exceeded revenue by approximately $10,000 in 2002, compared to an excess of cost of sales over revenue of approximately $1 million in 2001. These shortfalls resulted from engineering costs that exceeded associated revenue. Such results can be caused by a number of factors, such as under-pricing of the product or project involved, inefficient or over utilization of engineering labor, or other difficulties encountered in the production of the product. The reduction in excess cost of sales for 2002 was the result of the Company decreasing its engineering staff during 2002 in an attempt to better manage and rectify the causes of low gross margins. The Company's old business, data communications products, did not generate any sales in 2001 or 2002; therefore these products did not affect the gross profit in either 2001 or 2002.

         Research and Development Expenses. Research and development expenses were $0.5 million in 2001 and $0.5 million in 2002. In 2001, the Company had a goal to bill external clients for an increased portion of total engineering hours, in order to reduce the need for internal funding of research and development. In 2001, the Company's strategy was to license its base reference design and do customized work and improvements on the set top box on a contract-engineering basis. In 2002, the Company decided to further develop and sell its own set top box as a standalone product. Additional research and development funding will be needed to continue to update the Digital Media Technologies Division's products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million in 2001, and $7.2 million in 2002. Management of the Company focused on reducing expenses during 2001 in conjunction with the Company's decision to exit the data communications industry. Ener1 Battery costs of approximately $1 million are included in the Company's selling, general, and administrative costs for 2001.

         In 2002, the Company's selling, general, and administrative expenses were $7.2 million. This includes selling, general and administrative expenses of approximately $2.7 million for Ener1 Battery, approximately $1.0 million for Enerlook Health Care Solutions, Inc and approximately $0.2 million for Ener1 Technologies, Inc. These subsidiaries are development stage companies. Also included in the Company's selling, general, and administrative expenses are $3.3 million for the Digital Media Technologies Division, compared to $2.9 million for 2001.

         In 2001, the Company's selling general and administrative expenses were $7.5 million lower than for 2000 (excluding selling, general and administrative expenses for Ener1 Battery). This was due to the Company's continuation of expense reductions to resize its operation to a lower sales level.

         The Company and Ener1 Group share some common facilities, personnel, and other resources. Allocation of expenses is made between these companies, utilizing systematic methods. These expenses, which were included in selling, general, and administrative expenses, were as follows for the year 2002, which is the first year these allocations were made.

                              Digital     Ener1 Battery
                               Media         Company           Total
                           -------------- --------------- ----------------
      1st Quarter          $      ---     $       ---     $       ---
      2nd quarter             180,855        229,352          410,207
      3rd Quarter             149,290        158,232          307,522
      4th Quarter             119,288        152,824          272,112
                           ----------     -----------     -----------
      Total                $  449,433     $   540,408     $   989,841
                           ==========     ===========     ===========


         Asset Impairment and Other Charges: In the fourth quarter of 2001, the Company recorded a charge for the write-off of a technology license in the amount of $0.5 million, which is recorded under "Asset impairment and other charges" in the Consolidated Statement of Operations for the twelve months ended December 31, 2001. This asset was considered impaired because of changes occurring in technology, the lack of clear visibility of future positive cash flow attributable to the license and a desire by the customers of the Digital Media Technologies Division to move toward a new software platform differing from the one that is the subject of the license.

         Provision for Income Taxes. The effective tax rate in 2001 and 2002 was zero percent, due to increases in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

          As of December 31, 2002, the Company's working capital decreased by $11.1 million from December 31, 2001. This decrease was primarily the result of a $1.2 million decrease in cash, an increase in short term notes payable to stockholders of $6.9 million, an increase in current maturities of a related party debt of $0.5 million, an increase in accounts payable of $0.7 million, an increase in deferred revenue of $0.7 million, an increase in accrued expenses of $1.2 million, an increase in a short term note payable of $0.6 million and an increase in other liabilities of $0.2 million, offset by an increase in inventory of $0.5 million, and an increase in prepaid expenses and other assets of $0.4 million. The Company, as of December 31, 2002, had a working capital deficit of $11.9 million. The Company's operations used cash of $6.2 million in 2001 and $6.5 million in 2002.

          The Digital Media Technologies Division has recently changed its strategy to also focus on selling its interactive TV product and developing new products. This change has required the Company to seek additional working capital to finance receivables and inventory and to pay down payables. The downsizing of its operations will also reduce the potential for future revenue from engineering consulting services - although this business had already dropped off prior to much of the downsizing. The acquisition of Enr1 Battery will also require additional capital to bring it from a development stage company to full production.

          The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded in the last twelve months by its parent company Ener1 Group. The Company on January 3, 2002 completed a transaction with Ener1 Group, which resulted in additional capital of $1,000,000, and received $200,000 of additional funding from Ener1 Group as a loan and $2,000,000 as an additional investment in shares of the Company. This $2,000,000 funding was for working capital needs of the Digital Media Technologies Division. Ener1 Group has also made substantial investments in Ener1 Battery since Ener1's acquisition of that company from Ener1 Group. As part of the acquisition of Ener1 Battery, Ener1 Group had indicated it intends to make capital contributions to Ener1 Battery Company of up to $4,700,000. On December 31, 2002, $1,917,885 of such advances were contributed to the Company's capital, along with the $1,873,368 previously contributed on June 30, 2002 bringing the total contributions of Ener1 Group to Ener1 Battery since Ener1's acquisition of Ener1 Battery to $3,791,253. In the first quarter of 2003, Ener1 Group provided additional funding of approximately $0.9 million for Ener1 Battery. The Company believes that Ener1 Group, Inc. will continue to provide additional working capital for Ener1 Battery; however, the Company is seeking additional financing alternatives for all of its existing operations.

         The Company incurred substantial operating losses and negative operating cash flow in 2001 and 2002. The Company's history of substantial operating losses and negative cash flow, as well as its limited backlog, combined with the fact that many of its companies are in the development stage, may give rise to substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time. An unfavorable outcome of the contingencies (see Note 16 to the Audit Report for the Company for 2002, included herein) would also have an adverse affect on the Company's cash flow. The Company has implemented efforts to bring its expense structure in line with the reduced levels of revenue being achieved. The Company's historical sales results and its current backlog do not give the Company sufficient visibility or predictability to indicate that the required higher sales levels might be achieved. The Company's future success will depend on the Company increasing its revenues and reducing its expenses to enable the Company to match more closely its costs to revenue. There can be no assurances that the Company will return to profitable operations. Absent additional financing, existing cash balances and cash generated from operations may not be sufficient for the Company to meet its liquidity and capital needs. See, also, Note 1 to the Company's Financial Statements, located in Item 8 of this Form 10-KSB, and "Liquidity and Capital Resources" under "Certain Factors That May Affect Future Performance."

         The Company regularly evaluates acquisitions of businesses, technologies, or products complementary to the Company's business. In the event that the Company decides to pursue one or more acquisitions, the Company's remaining cash balances may be utilized to finance such acquisitions, and additional sources of liquidity, such as debt or equity financing, will in all likelihood be required for such acquisitions or to meet additional resulting working capital needs. There can be no assurance that additional capital beyond the amounts forecasted by the Company will not be required or that any such additional required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company.

Commitments and Critical Accounting Policies

         Ener1 s.r.l., from which Ener1 Battery received substantial amounts of its battery production equipment in a series of intercompany transfers preparatory to the Company's acquisition of Ener1 Battery, has a loan outstanding to Meliorbanca Gallo S.p.A.,, an Italian merchant bank, in the amount of approximately EURO 2,667,685. This loan represents a restructuring of a prior loan from the bank. The loan is payable in EURO's. Recently, the EURO has been quoted at US$1.06. The loan is payable in monthly installments of EURO 100,000 starting 3/31/03, with a balloon for the remainder on 3/31/04. Ener1, along with Ener1 Battery, Ener1 Group, and Mike Zoi and Peter Novak (both directors of all three companies) have guaranteed payment under the loan. The bank has a security interest for up to EURO 5,000,000 in certain battery production equipment of Ener1 Battery. In the event of default, Meliorbanca would be entitled only to principal, interest and collection fees, which the Company believes would be unlikely to consume the additional EURO 2,300,000 in collateral coverage under the loan agreement. As of the date of this report, the initial payment of EURO 100,000 has not been made.

         Ener1 Group, Inc. has two notes payable with BZINFIN, S.A. totaling approximately $18.9 million. This note is secured by three of the five Ener1 Battery pending patents, as noted elsewhere herein. Also as noted elsewhere herein, Ener1 Battery's production equipment is collateral for these loans. A $400,000 advance under the loans was due on April 2, 2003, and has not been paid. Ener1 Group is renegotiating to extend the maturity on this advance.

         The accounting principles applied by the Company for which acceptable alternative principles are available concern the use of APB # 25, compared to SFAS # 123, related to recording employee stock compensation. The Company continues to apply the intrinsic method of measuring employee stock compensation under APB # 25 and discloses the effects of measuring the compensation using the fair value method prescribed in SFAS # 123, which is consistent with the treatment employed by most public companies.

         Revenue from engineering services contracts is recognized as the work is performed. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. Contracts are generally either time-and-materials or fixed-price in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did not have a significant amount of work under fixed price contracts as of December 31, 2002. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders, based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of December 31, 2002 and 2001 are recorded as deferred revenue.

Certain Factors That May Affect Future Performance

         In addition to the other information in this Form 10-KSB, readers should consider carefully the following factors that may affect the future performance of the Company.

Lack of  Liquidity,  Capital  Resource  Difficulties  and  History of  Operating
Losses:

        The Company incurred substantial operating losses in 2000, 2001 and 2002. As of December 31, 2002, the Company's working capital deficit was $11.9 million. The Company believes that it is likely that the Company's operations will continue to require additional cash for some time. As the Digital Media Technologies Division continues to move into the products business, it will also require substantial additional capital. Also, the Digital Media Technologies Division must spend additional funds on its set-top box to continue to increase its functionality and keep up with technology advancements. The Company uses its best efforts to secure advance payments on product orders. As is customary in the engineering services business, the Company will pursue advance payment on any future engineering service contracts to further reduce the working capital requirements for carrying accounts receivable. The acquisition of Ener1 Battery, a development stage Company, will also require additional cash resources, as will EnerLook Health Care Solutions, Inc. An unfavorable outcome of the contingencies referred to in Note 16 to the Company's Financial Statements herein, would also have an adverse affect on the Company's cash flow. Such conditions may give rise to substantial doubt that the Company will be able to continue as a going concern.

Transition of the Digital Media Technologies Division: Unproven Business Plan and Limited Experience

        The Digital Media Technologies Division embarked upon a plan in early 2000 to transition from being primarily a data communication products manufacturer to a focus on providing engineering services. Currently, the Company has very limited experience in providing these services, and there can be no assurances that the Company will succeed in implementing its as-yet unproven business plan to do so. The Digital Media Technologies Division's sales have been concentrated with a few companies over the last three years and 43% of its sales were to one customer in 2002. Additional risks associated with this transition include:

         1. Limited number of network operators and information appliance manufacturers that have deployed products and services using the Company's technology

         2.       Potential   delays  in  deploying   high-speed   networks  and
                  Internet-enhanced services and applications by the Company's customers

         3. Unproven business model, which depends partly on revenue from engineering services and royalty fees paid by information appliance manufacturers and network operators

         4. Potential inability of the Company to expand its engineering and design staff, increase its sales or marketing activities, and invest in its technological infrastructure

         5. The Company's current financial condition, including limited current liquidity and capital resources.

Uncertainty in Development of an Evolving Industry

         The markets for intelligent computing devices and new battery technologies are emerging, and the potential size of these markets and the timing of their development are not known. As a result, the profitability of the Company is made less certain, and anticipated revenues may not materialize. The Digital Media Technologies Division is dependent upon broad acceptance by business and consumers of a wide variety of intelligent computing devices, which may depend on many factors, including:

         1.       Development  of  content  and   applications  for  intelligent
                  computing devices

         2. Willingness of large numbers of businesses and consumers to use devices such as handheld and palm-size PC's and handheld industrial data collectors to perform functions currently carried out manually or by traditional PC's, including inputting and sharing data, communicating among users and connecting to the Internet

         3. Evolution of industry standards that facilitate the distribution of content over the Internet to these devices via wired and wireless telecommunications systems, satellite, or cable

         There can be no assurances that the Digital Media Technologies Division or Ener1 Battery will succeed in achieving their goals, and their failure to do so would have a material adverse effect on its business, prospects, financial condition and operating results of the Company and the Company's ability to continue as a going concern.

Software Development and Services Market: Low Barriers to Entry

         The market for software development and services is becoming increasingly competitive. Increased competition may result in price reductions, lower gross margins, and loss of market share, which would harm the Company's planned business. The Company faces competition from:

         1.       Current  and  potential   customers'   internal  research  and
                  development departments that may seek to develop their own proprietary solutions

         2. Large professional engineering services firms that may enter the market

         3. Established intelligent computing device software and tools manufacturers

         4.       Small and medium-sized engineering service companies

         As the Company assists other companies in developing new products, particularly products focused on specific industries, it may begin competing with companies in sectors that have not been identified above. It is also possible that new competitors will enter the market or that existing competitors will form alliances that may enable them to rapidly increase their market share. The barriers to entering the market as software developer or hardware design consultant for intelligent computing devices are low. New market entrants may have lower overhead than the Company and may therefore be able to offer more advantageous pricing. The Company expects that competition will increase as other established and emerging companies enter the intelligent computing device market and as new products and technologies are introduced.

Rapid Pace of Technological Change: Effect On New and Existing Products and Services

         The markets for the Company's products and services are characterized by rapidly changing technology, evolving industry standards, and short product life cycles. The Company's success depends upon its ability to enhance its existing products and services and to introduce new products and services with features that meet changing end-user requirements. The Information Technology ("IT") sector in which the Company offers outsourcing and other services is characterized by rapidly changing technology, with continuous improvements in both computer hardware and software and rapid obsolescence of current systems. The Company's success will depend in part on its ability to develop solutions that keep pace with continuing changes in information technology, evolving industry standards and changing client preferences. Additionally, there can be no assurance that the Company will be successful in identifying new markets, in developing and marketing new products and services, or in enhancing its existing products and services, either internally or through strategic relationships with third parties. The Company's business would be adversely affected if the Company were to incur delays in developing new, or enhancing existing, products and services, due to delays in obtaining any required regulatory approvals for its products or if any such new products or enhancements did not gain market acceptance. In addition, there can be no assurance that products or technologies developed by others will not render the Company's products or technologies noncompetitive or obsolete.

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

Effect  of  Potential  Acquisitions  on  Operations,   Products,  Services,  and
Personnel

         The Company may from time to time determine to pursue the acquisition of other companies, assets, technologies, or product lines that would complement or expand its existing business. Certain of these acquisitions may involve businesses in which the Company lacks experience. Acquisitions involve a number of risks that could adversely affect the Company's operating results, including the diversion of management's attention, the assimilation of the operations, products and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees of the acquired companies. There can be no assurance that the Company will be able to identify businesses that would complement or expand its existing business or such acquisitions, finance any such acquisitions, manage one or more acquisitions successfully, or integrate the operations, products, or personnel gained through such acquisition without a material adverse impact on the Company's business, financial condition, and results of operations, particularly in the quarters immediately following such acquisitions.

Effects of Increasing Competition

         The Company has entered into new markets such as batteries and the Internet TV appliance industry. These markets are characterized by competition from a number of well-established companies, most of which have greater financial, technical, product development, manufacturing and marketing resources and experience than the Company. Further, the markets for the Company's products and services are increasingly competitive, resulting in increasing pricing pressures. The Company believes that its ability to compete depends on a number of factors, including price, quality and reliability, availability, credit terms, name recognition, delivery time, and post-sale service and support. There can be no assurance that the Company will be able to compete successfully with respect to these factors. A variety of companies currently offer products and services that compete directly with the Company's products and services. These competitors could introduce additional products and services that are superior to the Company's, or that achieve greater market acceptance. The introduction of lower priced competitive products and services or significant price reductions by the Company's competitors would result in price reductions in the Company's products and services that could have a material adverse effect on the Company's operating results.

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

 Acquisition of the Battery business

         The Company, on September 6, 2002, acquired the development stage battery business of its majority stockholder, Ener1 Group. In connection with the transaction, Ener1 Group, planned to provide Ener1 Battery with funding of up to $4.7 million for the development of its battery business. Despite the $4.7 million capital infusion (of which $3.8 million has been received as of December 31, 2002 and another $0.9 million was received in the first quarter of 2003), additional financing will be required in order to implement the business plan of Ener1 Battery, and no commitments for such additional financing have been received. Ener1 Battery has not recorded any sales. As a development stage company, there is some uncertainty associated with the acceptance of the Battery Company's technology and a risk that the company will not successfully make the transaction to a manufacturing and selling operation.

EnerLook Health Care Solutions, Inc and Ener1, Technologies, Inc:

          These two businesses are development stage companies that will require additional funding to prove out their business model.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                      Page
                                                                      ----
(1)     Financial Statements
        Independent Auditors' Report ...............................   29
        Consolidated Balance Sheet .................................   30
        Consolidated Statements of Operations ......................   31
        Consolidated Statements of Stockholders' Equity ............   32
        Consolidated Statements of Cash Flows ...................... 33-34
        Notes to Consolidated Financial Statements .................   35

         Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Ener1, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Ener1, Inc. and Subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ener1, Inc. and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced net operating losses since 1997 and negative cash flows from operations since 2000. In addition, the Company has guaranteed certain loans of related parties and pledged a significant portion of its assets as collateral for these loans. The Company is not the primary obligor and the related debt is not reflected in the accompanying financial statements. These items raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Kaufman, Rossin & Co.

Miami, Florida
February 28, 2003 (except for note 15, as to which the date is April 2, 2003 and note 8, as to which the date is April 14, 2003)

                          ENER1, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                               December 31,
                                                                                   2002
                                                                               ------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents (Note 2) ....................................   $    287,732
     Trade receivables  (Notes 2 and 19) ...................................        319,066
     Inventories (Notes 2 and 4) ...........................................        572,021
     Prepaid expenses ......................................................      1,091,429
                                                                               ------------
          Total current assets .............................................      2,270,248

Property and equipment, net (Notes 2, 5, and 15) ...........................     22,164,750
Other assets (Note 14) .....................................................      1,152,691
                                                                               ------------
TOTAL ......................................................................   $ 25,587,689
                                                                               ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ......................................................   $  1,962,752
     Deferred revenue (Note 2) .............................................        905,398
     Accrued expenses and other liabilities (Note 7) .......................      1,930,172
     Notes payable to stockholder (Note 9) .................................      6,861,850
     Note payable (Note 8) .................................................        595,000
     Due to stockholder ....................................................        190,036
     Current maturities of related party debt (Note 11) ....................      1,669,102
     Current maturities of mortgage payable (Note 10) ......................         27,341
                                                                               ------------
              Total current liabilities ....................................     14,141,651
                                                                               ------------

 Long-term liabilities
     Mortgage note payable on building (Note 10) ...........................        703,912
     Note payable to bank (Note 10) ........................................      1,600,000
                                                                               ------------
                                                                                  2,303,912
                                                                               ------------
Minority Interest ..........................................................        286,679
                                                                               ------------

Commitments and contingencies (Notes 15 and 16)

Stockholders' equity:  (Note 12)
     Preferred stock, 5,000,000 $.01 par value shares authorized,
         none issued and outstanding .......................................             --
     Common stock, 500,000,000 $.01 par value shares authorized,
      309,447,020 issued and outstanding ...................................      3,094,470
     Additional paid-in capital ............................................     54,826,449
     Accumulated deficit ...................................................    (49,065,472)
                                                                               ------------
          Total stockholders' equity .......................................      8,855,447
                                                                               ------------
TOTAL ......................................................................   $ 25,587,689
                                                                               ============


                See notes to consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                       Year ended December 31,
                                                                  2001                         2002
                                                             -------------                -------------
Net sales (Note 19)
       Product sales ....................................... $   1,070,981                $   1,514,145
       Engineering services ................................     2,787,438                    2,731,277
                                                             -------------                -------------
            Total ..........................................     3,858,419                    4,245,422
Cost of sales ..............................................     4,841,164                    4,255,971
                                                             -------------                -------------
          Gross profit (loss) ..............................      (982,745)                     (10,549)
                                                             -------------                -------------

Operating expenses:
     Research and development (Note 2) .....................       547,594                      502,269
     Selling, general and administrative ...................     3,796,343                    7,209,846
     Asset impairment and other charges (Note 13) ..........       506,667                           --
                                                             -------------                -------------
          Total operating expenses .........................     4,850,604                    7,712,115
                                                             -------------                -------------
 Loss from operations ......................................    (5,833,349)                  (7,722,664)
                                                             -------------                -------------

Non-operating income (expense):
     Interest income .......................................       123,971                       12,615
     Rent Income ...........................................        12,539                       31,242
     Other income (expense) ................................        63,625                       (8,665)
     Interest expense ......................................       (31,525)                    (436,957)
                                                             -------------                -------------
          Total non-operating income (expense) .............       168,610                     (401,765)
                                                             -------------                -------------
Loss before income taxes ...................................    (5,664,739)                  (8,124,429)
Income taxes (Notes 2 and 6) ...............................         1,600                        1,600
                                                             -------------                -------------
Loss before minority interest ..............................    (5,666,339)                  (8,126,029)

Minority interest in loss ..................................            --                      497,571
                                                             -------------                -------------
Net Loss ................................................... $  (5,666,339)               $  (7,628,458)
                                                             =============                =============
Basic Loss per share (Note 2) .............................. $        (.03)               $        (.03)
                                                             =============                =============
Weighted average basic shares outstanding ..................   218,314,897                  299,619,602
                                                             =============                =============
Diluted Loss per share (Note 2) ............................ $        (.03)               $        (.03)
                                                             =============                =============
Weighted average diluted shares outstanding ................   218,314,897                  299,619,602
                                                             =============                =============


                See notes to consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002




                                                                  Common Stock                                 Additional
                                                        Number                              Paid-in           Accumulated
                                                      Of Shares           Amount            Capital            Deficit
                                                     -----------       ------------       ------------       ------------
Balance at December 31, 2000 .................        11,608,788       $    116,088       $ 40,043,116       $(35,770,675)

Stock options exercised ......................           150,000              1,500             (1,500)
Stock options issued for services ............                                                  27,000
Employee stock purchase plan .................            22,816                228             13,489
Issuance of common stock as consideration for
 the acquisition of the Battery Company ......       246,500,000          2,465,000         (3,626,850)

Advances from  stockholder  converted
to paid in capital ...........................                                               7,047,270

Net loss .....................................                                                                 (5,666,339)
                                                     -----------       ------------       ------------       ------------
Balance at December 31, 2001: ................       258,281,604          2,582,816         43,502,525        (41,437,014)


Employee stock purchase plan .................             3,000                 30                 55

Employee stock option exercised ..............            36,000                360              1,440
Sale of common stock and capital contributions        51,126,416            511,264         10,364,479
Investment in EnerLook Health Care
Solutions Inc. by minority Interest ..........                                                 815,750
Financing costs- legal expense ...............                                                 (55,000)
Stock options issued for services ............                                                 197,200
Net loss .....................................                                                                 (7,628,458)
                                                     -----------       ------------       ------------       ------------
Balance at December 31, 2002 .................       309,447,020       $  3,094,470       $ 54,826,449       $(49,065,472)
                                                     ===========       ============       ============       ============


                                                        Total
                                                    ------------
Balance at December 31, 2000 .................      $  4,388,529

Stock options exercised ......................
Stock options issued for services ............            27,000
Employee stock purchase plan .................            13,717
Issuance of common stock as consideration for
 the acquisition of the Battery Company ......        (1,161,850)

Advances from  stockholder  converted
to paid in capital ...........................         7,047,270

Net loss .....................................        (5,666,339)
                                                    ------------
Balance at December 31, 2001: ................         4,648,327


Employee stock purchase plan .................                85

Employee stock option exercised ..............             1,800
Sale of common stock and capital contributions        10,875,743
Investment in EnerLook Health Care
Solutions Inc. by minority Interest ..........           815,750
Financing costs- legal expense ...............           (55,000)
Stock options issued for services ............           197,200
Net loss .....................................        (7,628,458)
                                                    ------------
Balance at December 31, 2002 .................      $  8,855,447
                                                    ============



                See notes to consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                      2001                  2002
                                                                                                  -----------           -----------
OPERATING ACTIVITIES
Net loss ...............................................................................          $(5,666,341)          $(7,628,458)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization .....................................................              683,562               563,793
      Provision for bad debt ...........................................................                   --                 8,198
     Foreign currency transaction (gain) loss ..........................................               21,423                    --
     Common stock options issued to employees ..........................................                   --               197,200
     Provision for inventory obsolescence ..............................................                   --                    --
     Minority interest in loss of subsidiary ...........................................                   --              (497,571)
     Adjustments for asset impairment and other charges ................................              506,667                    --
     Gain on sale of securities and shares in
            foreign investment .........................................................                   --                    --
     Gain on sales of property and equipment ...........................................                   --                    --
     Stock options issued for services .................................................                   --                    --
     Change in assets and liabilities ..................................................               27,000                    --

     (Increase) decrease in:
           Trade receivables ...........................................................              889,033               (12,509)
            Inventories ................................................................              (90,000)             (482,021)
            Deposit on equipment .......................................................             (556,472)                   --
            Prepaid expenses and other assets ..........................................              (40,147)             (397,281)
     Increase (decrease) in:
           Accounts payable ............................................................              (39,563)              562,467
           Accrued expenses and other liabilities ......................................           (2,041,380)              493,200
           Deferred revenue ............................................................               84,184               660,198
                                                                                                  -----------           -----------
     Net cash used in operating activities .............................................           (6,222,034)           (6,532,784)
                                                                                                  -----------           -----------

INVESTING ACTIVITIES

Minority interest in net proceeds from issuance of common stock of subsidiary ..........                   --               784,250
Payments received on note from Boundless ...............................................               63,075                    --
Capital expenditures ...................................................................           (5,524,306)           (2,226,037)
Purchase of Technology Licenses ........................................................                   --            (1,170,000)
                                                                                                  -----------           -----------
            Net cash used in investing activities ......................................           (5,461,231)           (2,611,787)
                                                                                                  -----------           -----------

FINANCING ACTIVITIES
Proceeds from issuance of common stock to Ener1 Group and employees ....................               13,717             2,946,884
Proceeds from advances from stockholders ...............................................            7,047,270             4,444,886
Repayment of related party debt ........................................................              (92,851)           (1,440,181)
Proceeds from mortgage payable .........................................................              756,250                    --
Repayment of mortgage payable ..........................................................                   --               (24,997)
Proceeds from note payable to stockholder ..............................................                   --               200,000
Proceeds from notes payable ............................................................                   --               995,000
Proceeds from minority investment in subsidiary ........................................                   --               815,750
                                                                                                  -----------           -----------
            Net cash provided by financing activities ..................................            7,724,386             7,937,342
                                                                                                  -----------           -----------

Net decrease in cash and cash equivalents ..............................................           (3,958,879)           (1,207,229)
Cash and cash equivalents at beginning of year .........................................            5,453,840             1,494,961
                                                                                                  -----------           -----------
Cash and cash equivalents at end of year ...............................................          $ 1,494,961           $   287,732
                                                                                                  ===========           ===========

                 See notes to consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for
    Income taxes .........................................................................          $     1,600          $     1,600
                                                                                                    ===========          ===========
    Interest .............................................................................          $     1,865          $   107,352
                                                                                                    ===========          ===========
Non-cash investing and financing activities:
   Equipment purchased from related party at net book value in exchange
             for a note payable ..........................................................          $ 1,222,885                   --
                                                                                                    ===========
   Equipment purchased from stockholder at net book value for the assumption of various  promissory notes to related parties and
             amounts due to stockholder ..................................................                   --          $12,362,681
                                                                                                                         ===========
   Advances from stockholder converted to a short -term payable ..........................                   --          $ 5,500,000
                                                                                                                         ===========
   Advances from stockholder converted to additional paid in capital .....................          $ 7,047,270          $ 7,875,743
                                                                                                    ===========          ===========
   Issuance of note payable in connection with the acquisition of Ener1
            Battery Company ..............................................................                   --          $ 1,161,850
                                                                                                                         ===========
   Decrease in note receivable from Boundless as an offset for payment against
             the minimum purchase guarantee and accounts payable to Boundless ............          $   561,925
                                                                                                    ===========
   Equipment purchased not paid for as of year end .......................................                               $   795,812
                                                                                                                         ===========

                See notes to consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  NATURE OF BUSINESS, GOING CONCERN, AND MANAGEMENT PLANS

         Nature of Business. Founded in 1985, Ener1, Inc. was formerly called Inprimis, Inc. and before that it was called Boca Research, Inc. ("Ener1" or the "Company"). The Company's primary business from July 1, 2000 and for the years 2001 and 2002 was to provide product design services, customize embedded system software, and offer systems engineering and manufacturing consultation services for interactive TV, video on demand, Internet access, and other convergent technology appliances. The Company in 2002 began to sell products based on its set-top box reference designs to solution providers in the hospitality and healthcare markets and other vertical markets. These solution providers, in turn, provide a turn key service to end-customers in their specific vertical markets. The Company manufactures set-top boxes and other digital entertainment products by utilizing subcontractors. In January 2002 Ener1 Group, Inc. acquired a majority interest in the Company and with subsequent transactions now owns 96% of the Company. Ener1 Group, Inc. is a privately held company in Ft. Lauderdale, Florida that provides financial and management resources to its portfolio of incubator technology companies. As noted below, one of its subsidiaries is in the business of developing lithium technology batteries and became a wholly owned subsidiary of the Company on September 6, 2002.

         The Company prior to July 1, 2000 marketed communications software as well as data communications, I/O, multiport, and video products and has transitioned from a manufacturer and marketer of these devices to a software and systems solutions-based enterprise. The Company is no longer offering data communications products. During 2001 and 2002 the Company did not have any sales related to its previous data communications business. The Company in its current business has identified the lodging and healthcare market as primary opportunities for its digital and analog set top box products. The Company also provides engineering consulting services to assist large and small consumer electronics companies, cable operators, Internet service providers, and telecommunications companies achieve rapid time-to-market by allowing them to leverage the Company's engineering and product development core competencies. The Company is a Florida corporation headquartered in Ft. Lauderdale, Florida.


         The Company acquired effective September 6, 2002, 100% of the outstanding capital stock of Ener1 Battery Company (" Ener1 Battery" or "Battery Company") from the Company's parent, Ener1 Group, Inc. Ener1 Battery was incorporated on March 1, 2001 in the State of Florida under the name of Ener1 U.S.A., Incorporated. On March 27, 2002, The Company changed its name to Ener1 Battery Company. In accordance with SFAS 141 Business Combinations, because the entities were under common control, operations of the entities were combined from the beginning of each period presented similar to the pooling of interests method as if the acquisition occurred at the beginning of the first period presented. The Company previously reported the details of operations of the formerly separate Battery Company before the combination in Form 8-K/A dated October 18, 2002. The battery subsidiary is in the business of developing, marketing and producing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications. Ener1 Battery has five patent applications on file with the U.S. Patent and Trademark Office relating to its advanced battery technologies and designs, and is in the process of developing additional technologies that are expected to be the subject of further patent applications. The Battery Company is a wholly owned subsidiary of Ener1, Inc. and has not had any sales since its inception.

         The Company's set top box and consulting business is now called the Digital Media Technologies Division and is focused on delivering interactive information and entertainment systems and services to markets in vertical industries such as hospitality and healthcare. The Company owns 51% of Enerlook Health Care Solutions, Inc., which provides turn key video-on-demand and interactive TV solutions to hospitals. On January 23, 2002, the Company formed Ener1 Technologies, Inc. to develop and market products for neutralizing the harmful effects of electromagnetic radiation in electric power transmission lines and equipment.

        Going Concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows from operations since 2000 and as of December 31, 2002, had an accumulated deficit of $49.0 million. Cash used in operations for the years ended December 31, 2001 and 2002 was $6.2 million, and $6.5 million respectively. It is likely that the Company's operations will continue to consume cash in 2003. In addition, as discussed in note 15, the Company has guaranteed certain loans of related parties and pledged a significant portion of its assets as collateral for these loans. The Company is not the primary obligor and the related debt is not reflected in the accompanying financial statements. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Management Plans. The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. This business is now operating as the Digital Media Technologies Division. Through the acquisition of the Battery Company from Ener1 Group, Inc. and the formation of EnerLook Health Care Solutions, Inc and Ener1 Technologies, Inc., the Company has further changed and diversified its business. The Company's future success will depend on the Company bringing the Battery Company from a development stage company to production and sale of batteries in the latter part of 2003. Both EnerLook Healthcare Solutions, Inc. and Ener1 Technologies, Inc. are also development stage companies. The Digital Media Division has recently downsized its operations as it seeks additional financing. Assuming that the division can obtain adequate financing, its success will depend on the acceptance and penetration of its interactive TV technology into such vertical markets as healthcare and hospitality. The Digital Media Technologies Division has recently changed its strategy to also focus on selling its interactive TV product and developing new products. The division is seeking additional working capital to finance receivables and inventory associated with the products business, and to finances losses and reduce past due payables. The acquisition of the Battery Company will also require additional capital to bring it from a development stage company to full production. The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded in the last twelve months by its parent company Ener1 Group, Inc. The Company on January 3, 2002 completed a transaction with Ener1 Group, Inc., which resulted in additional capital of $1,000,000, an additional $200,000 of funding from Ener1 Group, Inc. as a loan and an additional $2,000,000 as an investment in shares of the Company. As part of the acquisition of the Battery Company, Ener1 Group, Inc. indicated it intends to make capital contributions to the Battery Company of up to $4,700,000. Ener1 Group has advanced $3,791,252 of this amount as of December 31, 2002. In the first quarter of 2003, additional funding of approximately $0.9 has been received. The Company believes Ener1 Group, Inc. will continue to provide additional working capital; however, the Company is seeking additional financing alternatives.

2.  SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation. The accompanying consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries: Ener1 Battery Company; Ener1 Technologies, Inc; Enernow Technologies, Inc.; Boca Research of Delaware, Inc.; Boca Research International, Inc.; Boca Research Holland B.V.; Boca Research (UK) Limited; Boca Research International Holdings Ltd.; Boca Global, Inc.; AppsCom, Inc.; and Complete Acquisition Corp. It also includes the 51% owned EnerLook Health Care Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

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

          The Company has recorded a deferred tax asset of approximately $26,030,000 at December 31, 2002, which is completely offset by a valuation allowance. Realization of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

         Cash and Cash Equivalents. The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits.

         Inventories. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

         Property and Equipment. Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense in the period incurred.

          Depreciation and amortization are computed using the straight-line method over estimated useful lives of the assets, which are as follows:

----------------------------- ------------------ ----------------------- ---------------------- ----------------------
                                   Battery              Digital             EnerLook Health      Ener1 Technologies,
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Asset Category                     Company               Media            Care Solutions, Inc           Inc.
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Building                          39 years                ---                     ---                    ---
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Building improvements            5-39 years               ---                     ---                    ---
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Software                           3 years                ---                     ---                    ---
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Computer and Office equipment      5 years                ---                     ---                    ---
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Furniture and Fixtures             7 years              5 years                   ---                  5 years
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
                               Not placed into
                                service as of
Battery plant equipment          12/31/2002               ---                     ---                    ---
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Machinery & Equipment                ---                5 years                 5 years                5 years
----------------------------- ------------------ ----------------------- ---------------------- ----------------------
Leasehold improvements                            Fully Depreciated in
                                     ---           2002, otherwise 5              ---                    ---
                                                         years
----------------------------- ------------------ ----------------------- ---------------------- ----------------------


         Long-lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets to be held are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is determined when the sum of the undiscounted cash flows estimated to be generated by those assets is less than their carrying value (See Note 13).

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

         Earnings (Loss) Per Share. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options discussed in Note
12) unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the years ended December 31, 2001 and 2002.

         Revenue Recognition. Revenue from engineering services contracts is recognized as the work is performed. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. Contracts are generally either time-and-materials or fixed-price in nature. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of December 31, 2001 and 2002 are recorded as deferred revenue.

          Trade Receivables. Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all trade receivable balances and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.

         Stock Compensation: Options granted to employees under the Company's Stock Option Plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and the Company has continued to account for stock options under the intrinsic value method specified in APB 25. Pro forma disclosures of net loss and loss per share have been made in accordance with SFAS 123.

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

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of SFAS No. 143 and therefore, at this time, cannot reasonably estimate the effect of these statements on its financial condition, results of operations and cash flows.

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

         In April 2002, the FASB issued SFAS No.145, Rescission of FASB Statement No's. 4, 44, and 64, Amendment of FASB Statement No.13 and Technical Corrections. This statement, among other things, eliminates an inconsistency between required accounting for certain sale-leaseback transactions and provides for other technical corrections. Adoption of this statement did not have a material impact on the financial statements of the Company.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has not yet adopted this statement, and management has not determined the impact of this statement on the financial statements of the Company except the Company does provide for the affect of stock options per FASB Statement No. 123 as a footnote disclosure.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, " Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, service and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that in certain circumstances, a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

         In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         Product Warranties. The Company continues to support all the products it has already shipped or will be shipping and will remain responsible for warranties, returns, and technical support for these products. The Company outsources technical support to in order to provide customers with a single point of contact.

         Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2002 presentation.

         Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments or the fact that they are carried at fair value, as applicable. The carrying value of debt approximates fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available or offered to the Company.

         Foreign Currency Transactions: Ener1, Inc. wholly owned subsidiary The Battery Company has a loan payable to an Italian company related by common ownership, for manufacturing equipment. At the date of the loan the amount recorded was translated into U.S. dollars using the exchange rates in effect at the time. The recorded balances that are required to be paid in Euros at December 31, 2002 are adjusted to reflect the exchange rate at the balance sheet date.

3. SEGMENT REPORTING

         The Company acquired Ener1 Battery Company on September 6, 2002. On June 13, 2002 the Company formed Ener1 Technologies, Inc. and in February 2002 it formed a 51% owned subsidiary, EnerLook Health Care Solutions, Inc. These business are reportable segments since they reflect a different type of business than the Company's original business of developing and marketing advanced interactive digital information and entertainment software and hardware systems that provide video and movies on demand, Web access, e-mail and interactive TV services delivered through the television for customers in industries such as hospitality, healthcare, and other vertical markets. The sales and losses reported below by segment are for the years ended December 31, 2002. and 2001. Ener1 Battery Company, Ener1 Health Care Solutions, Inc., and Ener1 Technologies, Inc. are development stage companies and were started or acquired at various times during 2001 and 2002; therefore, the operating results are not for the entire years presented.

         The Company is organized based upon the following  operating  segments:
Digital Media Division, Ener1 Battery Company, EnerLook Health Care Solutions, Inc., and Ener1 Technologies, Inc.

         The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

    Amounts in thousands                                     2002                      2001
                                                            -------                   -------
Sales
    Digital Media Division                                    4,418                     3,858
    Ener1 Battery Company                                        --                        --
    EnerLook Health Care Solutions, Inc.                         --                        --
    Ener1 Technologies, Inc.                                     --                        --
    Intercompany eliminations                                  (173)                       --
                                                            -------                   -------
    Net sales                                                 4,245                     3,858
                                                            =======                   =======

Interest expense (income), net
    Digital Media Division                                       66                       (92)
    Ener1 Battery Company                                       358                        --
    EnerLook Health Care Solutions, Inc.                         --                        --
    Ener1 Technologies, Inc.                                     --                        --
                                                            -------                   -------
    Net interest expense (income), net                          424                       (92)
                                                            =======                   =======

Depreciaton and amortization expense
    Digital Media Division                                      408                       663
    Ener1 Battery Company                                        98                        21
    EnerLook Health Care Solutions, Inc.                         55                        --
    Ener1 Technologies, Inc.                                      2                        --
                                                            -------                   -------
    Total depreciation and amortization expense                 563                       684
                                                            =======                   =======

Net loss
    Digital Media Division                                    3,951                     4,657
    Ener1 Battery Company                                     2,708                     1,009
    EnerLook Health Care Solutions, Inc.                        664                        --
    Ener1 Technologies, Inc.                                    293                        --
    Intercompany eliminations                                    12                        --
                                                            -------                   -------
    Net loss                                                  7,628                     5,666
                                                            =======                   =======

Assets
    Digital Media Division                                    3,083                     1,679
    Ener1 Battery Company                                    22,001                     8,243
    EnerLook Health Care Solutions, Inc.                        492                        --
    Ener1 Technologies, Inc.                                     12                        --
                                                            -------                   -------
    Total assets                                             25,588                     9,922
                                                            =======                   =======

Capital expenditures
    Digital Media Division                                       17                       139
    Ener1 Battery Company                                     2,137                     4,629
    EnerLook Health Care Solutions, Inc.                         58                        --
    Ener1 Technologies, Inc.                                     14                        --
                                                            -------                   -------
    Total assets                                              2,226                     4,768
                                                            =======                   =======

QUARTERLY FINANCIAL RESULTS BY SEGMENT (UNAUDITED)

         The Battery Company was acquired on September 6, 2002. However, the Company's financial statements include the Battery operating results for each reported period as if the Company has owned the Battery Company from the beginning of each period presented. The Battery Company is a development stage Company that started March 1, 2001. Ener1 Technologies and EnerLook Health Care Solutions, Inc. are also development stage companies that started during the year 2002. As an aid to reviewing the financial statement the operating profit
(loss) and sales by segment for each quarter of the reporting period is detailed out in the chart below

                              Segment Profit  (losses)  before  minority  losses  eliminations  by quarter (in thousands) -Unaudited

                                       Quarter 1                Quarter 2                Quarter 3                 Quarter 4
                                 --------------------------------------------------------------------------------------------------
                                   2002         2001         2002         2001         2002         2001         2002         2001
                                 -------      -------      -------      -------      -------      -------      -------      -------
Digital Media Division           $(1,669)     $(2,169)     $(1,463)     $  (702)     $  (978)     $  (418)     $   167     $(1,368)
Ener1 Battery Company               (352)          --         (694)          (9)        (762)         (76)        (900)       (925)
EnerLook Health Care Solutions,
Inc (Before minority interest)       (26)          --         (326)          --         (367)          --         (443)          --
Ener1 Technologies                   (11)          --         (117)          --          (81)          --          (84)          --
Intercompany eliminations             --           --           --           --           --           --          (12)          --
                                 -------      -------      -------      -------      -------      -------      -------      -------
Net                              $(2,058)     $(2,169)     $(2,600)     $  (711)     $(2,188)     $  (494)     $(1,272)    $(2,293)
                                 =======      =======      =======      =======      =======      =======      =======      =======

                                                           Segment Sales by quarter (in thousands) - Unaudited
                                     ----------------------------------------------------------------------------------------------
                                          Quarter 1                Quarter 2                Quarter 3                 Quarter 4
                                     ----------------------- ----------------------- ------------------------- --------------------
                                       2002        2001        2002         2001        2002         2001        2002         2001
                                     -------     -------     -------      -------     -------      -------     -------      -------
Digital Media Division               $ 1,184     $   814     $   692      $ 1,174     $   815      $   879     $ 1,727      $   991
Ener1 Battery Company                     --          --          --           --          --           --          --           --

EnerLook  Health Care Solutions,
Inc (Before minority interest)            --          --          --           --          --           --          --           --
Ener1 Technologies                        --          --          --           --          --           --          --           --
Intercompany eliminations                 --          --         (43)          --         (58)          --         (72)          --
                                     -------     -------     -------      -------     -------      -------     -------      -------
Net                                  $ 1,184     $   814     $   649      $ 1,174     $   757      $   879     $ 1,655      $   991
                                     =======     =======     =======      =======     =======      =======     =======      =======


4. INVENTORIES

         Inventories consisted at December 31, 2002 of set top boxes that are primarily designated for two customers. One customer has advised the Company that the balance of an order for set top boxes is being placed on hold because, among other reasons, the program and business opportunity that these boxes go into is being reviewed. The Company has inventory and prepaid expenses to its China manufacturer as of December 31, 2002, partially offset by advance payments from the customer. The Company believes that other customers would be interested in the product.

5. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following:


                                                             Property and Equipment at 12/31/02
                                     ------------------------------------------------------------------------------------
                                                                         Ener1             Ener1,
                                   The Battery                         HealthCare       Technologies
                                     Company       Digital Media     Solutions, Inc         Inc.
                                  (Subsidiary)        Division      (51% Subsidiary)    (Subsidiary)          Total
                                  ------------      ------------      ------------      ------------      ------------
Building                          $  1,545,412      $         --      $         --      $         --      $  1,545,412
Building Improvements                  527,610                --                --                --           527,610
Software                               120,576                --                --                --           120,576
Computer and office equipment           30,626                --                --                --            30,626
Furniture and Fixtures                  11,147           554,364                --                --           565,511
Leasehold improvements                      --         1,063,550                --                --         1,063,550
Machinery and Equipment                     --         1,860,637            58,044            14,262         1,932,943
Battery Plant Equipment             19,667,670                --                --                --        19,667,670
                                  ------------      ------------      ------------      ------------      ------------
       Total Cost                   21,903,041         3,478,551            58,044            14,262        25,453,898
Less accumulated depreciation
and amortization                      (118,545)       (3,163,430)           (5,303)           (1,870)       (3,289,148)
                                  ------------      ------------      ------------      ------------      ------------
Net Property and Equipment        $ 21,784,496      $    315,121      $     52,741      $     12,392      $ 22,164,750
                                  ============      ============      ============      ============      ============



         The equipment noted above has certain liens against it. Ener1 s.r.l, and Italian company related by common ownership (" the Italian Company") has a loan outstanding to Meliorbanca Gallo S.P.A.( "the Italian Bank"), an Italian bank in the amount of EURO 2,667,685 on which Ener1, Inc., Ener1 Group, Ener1 Battery and two of the directors of all three companies are a guarantor. Meliorbanca has collateral coverage of EURO 5,000,000 on specified battery production equipment of Ener1 Battery, which was transferred from the Italian Company to Ener1 Battery. The U.S. dollar value of such collateral coverage is approximately $5.3 million at March 31, 2003 (See Note 15). In addition, Ener1 Group Inc. has loans outstanding to a stockholder for approximately $18.9 million, which are secured in part by a security interest in Battery plant equipment (See Note 15).

         Depreciation and amortization expense for property and equipment for the years ended December 31, 2002 and 2001 was $439,036 and $563,562, respectively.

6.   INCOME TAXES

         Deferred income tax assets in the accompanying balance sheet as of December 31, 2002 are attributable to the following items:



Goodwill .........................................      2,306,000
Depreciation, amortization and start-up costs ....        491,000
Federal and state net operating loss carryforwards     23,173,000
Other ............................................         60,000
Gross deferred tax asset .........................     26,030,000
Valuation allowance ..............................     26,030,000


         The Company has a federal and Florida net operating loss carryforward available to offset future federal and Florida taxable income of approximately $60 million and $51 million, respectively. The federal net operating loss carryover will begin to expire in 2018, while the Florida net operating loss carryforwards will begin to expire in 2011. Due to the change in ownership in January 2002, these carryforwards are subject to substantial restrictions and may not be able to be fully utilized

         A valuation allowance is provided when it is more likely than not that some portion of the Company's deferred tax assets will not be realized. Management has evaluated the available evidence about the Company's future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by $3.6 million in the year ended December 31, 2002. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.

         The components of income taxes (benefit) in the accompanying statements of operations are as follows:

                                                        Year ended December 31,
                                                       2001                2002
                                                      ------              ------
Federal:
     Current ...........................              $    0              $    0
     Deferred ..........................                   0                   0
                                                      ------              ------
          Total ........................                   0                   0
                                                      ------              ------
State:
     Current ...........................               1,600               1,600
     Deferred ..........................                   0                   0
                                                      ------              ------
                                                           0                   0
                                                      ------              ------
          Total ........................              $1,600              $1,600
                                                      ======              ======

        The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:


                                                            2001         2002
                                                            ----         ----
Statutory rate applied to loss before income taxes ...        35.0%        35.0%
Decrease in income taxes (benefit) resulting from:
     Rate differential ...............................        (1.0)        (1.0)
     Valuation allowance .............................       (37.0)       (44.0)
     State income tax benefit ........................         5.0          6.0
     Other, net ......................................        (2.0)         4.0
     Effective income tax rate .......................         0.0%         0.0%

7.  ACCRUED EXPENSES AND OTHER LIABILITIES

                                                     Accrued Expenses and other liabilities at 12/31/02
                                     ------------------------------------------------------------------------------------
                                                                             Ener1
                                      The Battery                          HealthCare          Ener1,
                                        Company       Digital Media     Solutions, Inc      Technologies
                                      (Subsidiary)      Division       (51% Subsidiary)         Inc.           Total
                                     --------------- ---------------- -------------------- --------------- --------------
Salaries, wages, payroll taxes,
and bonuses payable ..............       $   14,110       $  154,647       $   31,548       $    1,773       $  202,078
Severance Payable ................               --          414,099               --               --          414,099
Accrued Expenses- other ..........               --            4,514               --               --            4,514
Accrued equipment purchases ......          512,663               --               --               --          512,663
Product Warranty .................               --           15,000               --               --           15,000
Accrued interest - Notes .........
Payable ..........................            8,117            7,923               --               --           16,040
Accrued interest-related party ...           97,396               --               --               --           97,396
Accrued interest - Note Payable to
Stockholder ......................          183,333           61,387               --               --          244,720
Accrued Expenses-Professional
fees .............................            3,000          170,662               --               --          173,662
Customer refund ..................               --          250,000               --               --          250,000
                                         ----------       ----------       ----------       ----------       ----------
                                         $  818,619       $1,078,232       $   31,548       $    1,773       $1,930,172
                                         ==========       ==========       ==========       ==========       ==========

8.  NOTE PAYABLE

         On December 9, 2002, Ener1 Inc. executed a promissory note in the amount of $595,000 for funding that occurred in December as follows: $200,000 on December 9, $200,000 on December 15, and $195,000 on December 24. These funds were used to pay Digital Media Technologies Division's manufacturing subcontractor in China for the production of set-top boxes. The term of the loan is 90 days from the initial funding date, which is March 9, 2003. The interest rate is 18% per annum, and there is a 2% loan fee, which is also payable at maturity. As part of the transaction, a Security agreement was executed, granting a first priority lien on all of the Company's assets. A UCC-1 has been filed with the State of Florida. This majority of the loan was paid off in March 2003, and the Company has obtained a release of the UCC-1, together with a termination of the security agreement. The maturity on the remaining amount of the loan was extended to May 8, 2003.

9.  NOTES PAYABLE TO STOCKHOLDER

The Battery Company:

         Since inception (March 1, 2001), Ener1 Group, the Parent Company has provided the funds necessary for the Battery Company to fund its operations and make capital expenditures. A portion of these funds have been in the form of non-interest bearing advances due on demand. These amounts, net of allocated expenses, were initially recorded as Due to Stockholder. At December 31, 2001, March 31, 2002, and June 30, 2002 the net balances in Due to Stockholder of $7,047,270, $4,084,490, and $1,873,368 respectively were converted to capital. On August 31, 2002, the remaining balance of $5,500,000 in Due to Stockholder was converted into a promissory note at 10% per annum with interest and principal payable on August 31, 2003. As part of the transaction where Ener1, Inc. acquired the Battery Company, Ener1 Group has indicated it intends to make capital contributions to Ener1 Battery Company of up to $4,700,000. On December 31, 2002 $1,917,885 of advances were contributed to capital along with the $1,873,368 previously contributed on June 30, 2002, totaling $3,791,253 as of December 31, 2002.

Ener1, Inc.

         On February 22, 2002, the Original Purchase Price that Ener1 Group paid for its newly acquired shares was reduced by $200,000 to $1,000,000 (the "Adjusted Purchase Price") under the terms of the Securities Purchase Agreement because the Company did not meet certain stockholder equity targets for December 31, 2001. The $200,000, by which the Original Purchase Price was reduced, was loaned to the Company by Ener1 Group and was payable, along with accrued interest at 12% per annum, on February 22, 2003.

         On September 6, 2002, the Company executed a merger agreement implementing the acquisition of 100% of the outstanding capital stock of Ener1 Battery Company from the Company's parent, Ener1 Group Inc. As part of the consideration for the purchase of the Battery Company, Ener1, Inc gave to Ener1 Group a $1,161,850 promissory note, bearing interest at 10% per annum and due on September 1, 2003.

         Consolidated   short-term   notes  payable  to   stockholders   include
$5,500,000, $200,000, and $1,161,850 for a total of $6,861,850.

10. LONG TERM DEBT

The Battery Company

         At December 31, 2002, the long term-debt consisted of a mortgage and a note payable to a Russian bank as follows:

         Mortgage:

         The mortgage note payable to Interbay Funding bears interest at 9% adjusted semi-annually, with principal and interest payments of approximately $7,700 per month. The mortgage note matures in December 2016 and is collateralized by the building.


         Schedule of maturities of long-term debt for years subsequent to December 31, 2002 are as follows:

          2003                                     $   27,341
          2004                                         29,906
          2005                                         32,712
          2006                                         35,780
          2007                                         39,137
       Thereafter                                     566,377

         Total                                     $  731,253



Notes payable to Russian Bank:

         On November 20, 2002 the Battery Company converted certain related party-debt to two loan agreements payable to Saint Petersburg Joint Stock Bank Tavricheskiy (Open Joint Stock Company), in the amount of US$1,200,000 and US$400,000, respectively. Principal is payable on August 24, 2004. The interest rate is 8% annually and payable quarterly. The $1,200,000 note has as collateral, a pledge of a patent owned by a related party. The $400,000 note is unsecured.

11.  RELATED PARTY TRANSACTIONS:

The Battery Company

         Through June 30, 2002, the Battery Company acquired manufacturing equipment aggregating approximately $13,488,000 from the Italian company. The equipment was acquired through a series of transactions at the lower of the net book value of the Italian Company or fair market value. In connection with these acquisitions, the Company agreed to assume various promissory notes to related parties, with the difference included as non-interest bearing advances from the Stockholder. As of June 30, 2002 these notes totaled $3,226,214. Subsequent to June 30, 2002, $1,200,000 of related party notes was replaced by a loan agreement with Saint Petersburg Joint Stock Bank Tavricheskiy (Open Joint Stock Company See Note 10). As of December 31, 2002 related party debt was $1,669,012, which is principally due to shareholders of Ener1 Group.

         The Battery Company leases some of its office facilities from Ener1 Group, Inc. The Battery Company also shares common facilities, personnel and other resources with Ener1, Group, Inc. Allocation of expenses is made between the parties utilizing systematic methods. These net expense allocated to the Battery Company for 2002 aggregated approximately $540,000. The expenses reflected herein are not necessarily an indication of expenses that might be incurred if the Battery Company were a stand-alone entity.

Digital Media Division:

         The Digital Media division has been allocated expenses, utilizing systematic methods, for shared personnel and other resources on a quarterly basis from Ener1 Group, Inc. The Digital Media Division building lease term expired on March 13, 2002 and the Division is now co-located with the Battery Company in its owned facilities. Expenses allocated for 2002 aggregated approximately $449,000.


12. ACQUISITION OF THE BATTERY COMPANY AND THE AFFECT ON STOCKHOLDERS EQUITY:

         The Company acquired effective September 6, 2002, 100% of the outstanding capital stock of Ener1 Battery Company (" Ener1 Battery" or "Battery Company") from the Company's parent, Ener1 Group, Inc. In accordance with SFAS 141 Business Combinations, because the entities were under common control, operations of the two entities were combined from the beginning of each period presented similar to the pooling of interests method. The Company previously reported the details of operations of the formerly separate Battery Company before the combination in Form 8-K/A dated October 18, 2002. The table below presents a reconciliation of certain items as reported in the accompanying consolidated financial statements with those previously reported by the Company for the year ended December 31, 2001:


                                      As previously reported
                                           Ener1, Inc.       Ener1 Battery        Combined
                                           -----------       -------------        --------
Total sales                               $  3,858,419       $         --       $  3,858,419
Loss from operations                         4,832,360          1,000,989          5,833,349
Net loss                                     4,656,639          1,009,700          5,666,349
Basic and diluted loss per share          $        .40                N/A       $        .03
Weighted average shares outstanding         11,659,805                N/A        218,314,897

The pooling of interest method requires that consolidated stockholders' equity reflect as if the entities were combined from the beginning of each period presented. As an aid to the reader the following is a detail of the Battery Company's equity transactions and the consideration that was given for the Battery Company assets. The transaction was a two- step process where preferred stock was issued initially and than subsequently converted to common stock. Pooling of interest accounting requires that the initial transaction be recorded in 2001 as if the companies had been combined for all periods reported.


                                                             2001                  2002               Total
                                                         -------------        -------------        -------------
Beginning balance of stockholders equity for the
Battery company                                          $          --        $          --        $          --
Capital contribution December 31, 2001                       7,047,270                                 7,047,270
Capital contribution March 31, 2002                                               4,084,490            4,084,490
Capital contribution June 30, 2002                                                1,873,368            1,873,368
Capital contribution December 31,2002                                             1,917,885            1,917,885
                                                         -------------        -------------        -------------
Total capital contribution                                   7,047,270            7,875,743           14,923,013

Net losses of the Battery Company                           (1,009,700)          (2,707,973)          (3,717,673)

Consideration paid other than Common stock: Note
issued to Ener1, Group, Inc. (See Note 9)                   (1,161,850)                               (1,161,850)
                                                         -------------        -------------        -------------

Ending balance:
Net increase in stockholders equity resulting from
the acquisition of the Battery Company, net assets
acquired                                                 $   4,875,720        $   5,167,770        $  10,043,490
                                                         =============        =============        =============

Common and Preferred stock consideration paid by Ener1, Inc. for the Battery Company:

Preferred stock: 3,930,000 shares, par value $0.01       $      39,300        $     (39,300)

Common stock: 50,000,000 shares and 196,500,000 at
the time of conversion of Preferred to Common, par
value $0.01                                              $     500,000        $   1,965,000        $   2,465,000

Number of shares issued for the Battery Company             50,000,000          196,500,000          246,500,000



13. ASSET IMPAIRMENT AND OTHER CHARGES

         The Company recorded a charge to earnings in 2001 for the write-off of a technology license in the amount of $0.5 million due to changes occurring in technology and the Company could not forecast a positive cash flow from the use of this License.

14. TECHNOLOGY LICENSES

       The Company has capitalized approximately $1.0 million for licenses related to the set top box technology. Management believes that this technology and the related set top boxes will not be fully developed and marketable with this technology until the second half of 2003, which is also dependent on the Company receiving additional funding to continue the development effort. The Company will not generate significant revenue from the sale of set-top boxes with this technology until that time. Based on this, the Company is currently not amortizing the licenses. These licenses will continued to be reviewed for impairment in accordance with SFAS No. 144.

15. GUARANTEE OF RELATED COMPANY LOANS

         At December 31, 2002, The Italian Company had a loan outstanding to the Italian bank in the amount of EURO 2,667,685. This is approximately $3,000,000 US dollars at March 31, 2003. The loan is payable in monthly installments of EURO 100,000 starting March 31, 2003 with a balloon payment for the remainder on March 31, 2004. Ener1, Inc., Ener1 Group, and the Battery Company are guarantors on the loan, along with other related parties and specified Ener1 Battery production equipment has been pledged as collateral for this loan up to an amount of EURO 5,000,000. Ener1 Group, Inc. did not make a payment on March 31, 2003 as required.

         Ener1 Group,  Inc.  has loans  outstanding  with a principal  investor,
Bzinfin,S.A.,   aggregating  approximately  $18.9  million.  The  Company
is a guarantor on these loans and the Battery equipment and three of the five patents owned by the Battery Company comprise a portion of the collateral for this loan. One of the advances under those loans, in the amount of $400,000, plus interest was due on April 2, 2003. This payment has not yet been made. Ener1 Group is currently renegotiating the payment terms on this advance.

16. COMMITMENTS AND CONTINGENCIES


         On October 4, 2002, the former Chief Executive Officer filed a lawsuit in the circuit court of the 15th judicial circuit, in and for Palm Beach County, Florida claiming monies are due under his employment agreement for severance and other compensation. The Company intends to vigorously defend against this lawsuit. The Company is currently negotiating a settlement with the former Chief Executive Officer.

         In November 2001, the Company entered into a three- year employment agreement with the Director of Manufacturing ("Director") for the Battery Company. This agreement may be terminated without cause by either party with written notice. Pursuant to the agreement, the Director received options to purchased 150,000 shares of common stock of the Parent at an exercise price of $1.25 per share. The options vest 25% over a four-year period and there is no stated expiration date. No options have been exercised. Under the terms of the employment agreement, if the Company terminates the Director without cause, the Company would be obligated to pay full salary for six months. In additions, the Director would also be entitled to all stock options issued, which would remain exercisable for six months.

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

         The Company and its Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs.
Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway seeks indemnification for payment in the amount of approximately $5 million, which it paid to settle patent infringement litigation brought by PhoneTel. In addition to the Company and Boca Global Inc., another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company, but Boca Global, Inc. remains as a defendant in the action. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to liability, the Company is currently negotiating a settlement of Gateway's claim, and does not believe at this time that the claim will have a material adverse effect on the Company's operating results, financial condition, or cash flows. As of December 31, 2002, $45,000 has been accrued for potential settlement and is included as a component of accrued expenses and other liabilities

         In addition to the foregoing, the Company's former landlord for its former Boca Raton headquarters has threatened to file a law suit against the Company to collect in excess of $120,000 claimed to be owed for rent under the lease for the Boca Raton facility.

17. STOCK OPTION AND PURCHASE PLANS

         The Board of Directors and shareholders adopted the 2002 Stock Participation Plan (the "2002 Plan") pursuant to which, the number of shares of Common Stock reserved for grant shall be 6,836,503 shares. The 2002 Plan also provides that no more than 1,500,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 2002 Plan, incentive stock options or nonqualified stock options persons selected by the administrators of the Plan from a class of employees, officers, and consultants, including non-employee who render valuable contributions to the Company. The exercise price of the options (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant or less than

110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company) shall be as determined by the Compensation Committee of the Board of Directors. The 2002 Plan replaces the 1992 Stock Option Plan. However, any options issued and still open under the 1992 Plan follows this Plan rules.

         The Board of Directors and shareholders adopted the 2002 Non-Employee Director Stock Option Plan (the "Director Stock Option Plan") pursuant to which 2,000,000 shares of common stock are reserved for issuance under this plan to ensure that a sufficient number of shares are available for issuance to non-employee directors. The plan provides for each non-employee director first elected to the Board of Directors to receive an automatic grant of nonqualified stock options for 10,000 shares on the date of his or her election. The Director's Plan's administrator in their sole discretion determine which non-employee directors are to be awarded options, the number of shares subject to the options and the exercise price and other terms of the options. However, non-employee directors who are elected to the Board after the effective date of the Directors Plan will receive an automatic grant of nonqualified stock options to purchase 10,000 shares of common stock. The Directors who get elected in 2003 will be eligible for this automatic grant. The 2002 Plan replaces the previous 1992 Directors Plan and the 1996 Directors Plan.

         On April 25, 2001 the Company re-priced 531,946 previously issued options at the fair market value of $.56. The Company on September 21, 2001 re-priced 1,217,946 options at the fair market value of $.135. On November 9, the Company re-priced all 1,459,446 previously issued employee options at the fair market value of $.05. Therefore, all these employee options will have variable plan accounting treatment. If the price of the Company's common stock is greater than the option price, the Company will record compensation expense resulting in a charge to earnings. The majority of the employee options vested on January 3, 2002 because of the change in control. The Company did not record any compensation expense during 2001 because the Company's common stock price was below the exercise price as of December 31, 2001. The re-pricing was authorized by the Board of Directors because of the continued substantial decline in the common stock price in order to more effectively retain and motivate the Company's key employees. During 2002 the price of the Company's common stock was above the exercise price and the Company took a charge to earnings in the current year of $197,200.

          A summary of the status of the Company's stock options as of December 31, 2000, 2001, and 2002 and changes during the years ended on those dates is presented below:


                                                2001                        2002
                                      -----------------------      ------------------------
                                                     Weighted                     Weighted
                                                     Average                      Average
                                                     Exercise                     Exercise
                                        Shares         Price         Shares        Price
                                        ------         -----         ------        -----
Outstanding at beginning of year       1,846,767       $5.45       1,573,446       $0.43
Granted ........................       1,084,500         .57         115,000       $0.13
Exercised ......................               0          --          36,000       $0.05
Cancelled ......................       1,357,821        4.79         703,767       $0.76
                                       ---------       -----        --------       -----
Outstanding at end of year .....       1,573,446         .43         948,679       $0.16
                                       =========       =====       =========       =====
Exercisable at end of year .....       1,323,446         .41         948,679       $0.16
                                       =========       =====       =========       =====



    The following table summarizes information about stock options outstanding at December 31, 2002.

                                               Options Outstanding                           Options Exercisable
                                               -------------------                           -------------------
                         Number      Weighted-Average                                 Number
  Range of             Outstanding      Remaining        Weighted-Average          Exercisable             Weighted-Average
Exercise Price        at 12/31/02   Contractual Life      Exercise Price           at 12/31/02             Exercise Price
--------------        -----------   ----------------      --------------           -----------             --------------
$     0.05              926,679           8.9              $   0.05                   926,679                $   0.05
$     4.93               22,000           7.0              $   4.93                 $  22,000                $   4.93


         The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for the Company's stock-based compensation plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's pro forma net loss for 2001 and 2002 would have been, $6,544,452 and $8,711,964 respectively. Pro forma loss per share for 2001 and 2002 would have been and $.03, and $.03, respectively. The weighted average fair value of the options granted during 2001 and 2002 was estimated at $.44 and $0.84, respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 120%, weighted average risk-free interest rate of 6.03% and 4.55% respectively, and expected lives of six years.

         The Board of Directors and shareholders adopted the 1992 Employee Stock Purchase Plan (the "1992 Purchase Plan"). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period, which commences on January 1 and July 1 of each year. At December 31, 2002 there were no options outstanding under this plan.

18.  SAVINGS PLAN

         In January 1992, the Board of Directors adopted a Savings Incentive Plan (the "Savings Plan") pursuant to Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan upon completion of six months of employment. Each employee may elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company has the discretion to make matching contributions on behalf of the participants. Employees are fully vested in their contributions. Company contributions vest at a rate of 33% on each anniversary date of employment. Amounts credited to an employee's account may be distributed to the employee at the earliest of (a) the termination of the employee's employment with the Company; (b) the termination of the Plan; or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan are taxable to the employee until such amounts are distributed to the employee. However, contributions made by the Company are tax deductible. During the years ended December 3, 2001 and 2002 the Company's contribution expense to the Savings Plan aggregated $33,807 and $38,409 respectively.

19.  MAJOR CUSTOMERS

         Sales to customers who contributed 10% or more of net sales during the years ended December 31, 2001, and 2002 were as follows:

                                                   2001                   2002

Net sales
     Customer A ..................             $1,181,000             $1,862,000
     Customer B ..................                457,000                642,000
     Customer C ..................                     --                613,000
     Customer D ..................                418,000                146,000



    Trade receivables from customers who accounted for 10% or more of total trade receivables at December 31, 2002 are as follows:

      Customer A                        $  169,000
      Customer C                        $   51,000
      Customer E                        $   84,000


All of the Company's customers are located in the United States.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

    In accordance with General Instruction E (3) to Form 10-KSB, except as indicated in the following sentence, the information called for by Items 10, 11, 12, 15 is incorporated by reference from the registrant's definitive proxy statement pursuant to Regulation 14A for the Annual Meeting of Shareholders tentatively scheduled to be held in May 2003. As permitted by General Instruction G (3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, the information on executive officers called for by Item 10 is included in
Part I of this Annual Report on Form 10-K.


ITEM 14: CONTROLS AND PROCEDURES:

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


ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

    (a) Financial Statements and Schedules

        The Financial Statements and Schedule filed as part of this Annual Report on Form 10-KSB are listed in the index for Item 8.

    (b) Reports on Form 8-K

         On October 18,  2002,an 8K/A was filed pursuant to paragraph (a) (4) of item 7 of Form 8-K, the audited Financial Statements for Ener1 Battery Company for the year ended March 31, 2002 and Independent Auditors' report there on; The Unaudited Financial Statements for the Ener1 Battery Company June 30, 2002 and for the results of operations for the three months ended June 30, 2002. were omitted from disclosure contained in the Registrant's Current Report on Form 8-K filed on September 23, 2002 but were filed in this 8K.

         On October 28, 2002, (the Company) filed and 8K reporting that the Articles of Incorporation were amended to change its name to Ener1, Inc. The new trading symbol for the Company's common stock was changed to "ENEI". In addition, the Company's Articles of Incorporation were further amended to increase its authorized common stock to 500,000,000 shares. The action was approved by consent of the Company's Board of Directors and by consent of the Company's majority shareholders.

         As a result of such amendment 4,010,000 shares of the Company's Class A Preferred Stock were converted, according to their terms, into an aggregate of 200,500,000 shares of common stock. Based upon conversion of the preferred stock, the Company currently has outstanding 309,447,020 shares of common stock as of December 31,2002.

 (c)  Exhibits

  Exhibit No.                                       Title
  -----------                                       -----

      2.1 Securities Purchase Agreement (1) Merger agreement and ancillary documents implementing the acquisition of 100% of 2.2 the outstanding capital stock of Ener1 Battery Company from the Company's parent, Ener1 Group, Inc. (17)

      3.1      --          Articles of Incorporation of the Company (2)

      3.2                  Amendment to the Articles of Incorporation (14)

      3.3      --          By-Laws of the Company (3)

      3.4                  Amendment of the Articles of Incorporation (19)

      10.1     --          Non-Qualified Stock Option Plan. (3)

      10.2     --          1992 Stock Option Plan.  (3)

      10.3     --          1992 Employee Stock Purchase Plan. (3)

      10.4     --          1992 Non-Employee Director Stock Option Plan. (3)

     10.10     --          Distributor  Contract  dated  August 16, 1991 between
                           Tech Data Corporation and the Company. (3)

     10.11     --          Form of Indemnification Agreement between the Company
                           and its directors and Officers. (3)

     10.12     --          Standard  Commercial Lease between  Equitable Pacific
                           Partners Limited Partnership and the Company. (4)

     10.13     --          Employment  Agreement,  dated as of April  24,  1995,
                           between Anthony F. Zalenski and the Company. (5)

     10.16     --          Amended   Revolving  Credit  Agreement   between  the
                           Company,  Boca  Research  International,  Inc.,  Boca
                           Research  Holland B.V.,  Inc.,  Complete  Acquisition
                           Corp.,  Boca  Research of  Delaware,  Inc.  and First
                           Union  National  Bank of Florida dated as of December
                           31, 1997. (6)

     10.17     --          1996 Non-Employee Director Stock Option Plan. (6)

     10.19     --          Employment  Agreement,  dated as of October 16, 1998,
                           between Robert W. Ferguson and the Company. (7)

     10.21     --          Extension to Employment Agreement,  dated as of March
                           31, 1999, between Robert W. Ferguson and the Company.
                           (8)

     10.22     --          Employment  Agreement,  dated as of August  1,  1999,
                           between Robert P. Heinlein and the Company. (9)

     10.23     --          Employment  Agreement,  dated as of November 8, 1999,
                           between Cecil Dye and the Company. (10)

     10.24     --          Employment Agreement,  dated as of November 30, 1999,
                           between Martha Ritchason and the Company. (10)

     10.25     --          Employment  Agreement,  dated as of January 13, 2000,
                           between Alex Oprescu and the Company. (10)

     10.26     --          Employment  Agreement,  dated as of March  17,  2000,
                           between Larry L. Light and the Company. (10)

     10.27     --          Asset  Purchase  Agreement,  dated as of January  24,
                           2000,  between Boundless  Technologies,  Inc. and the
                           Company. (10)

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

     10.29     --          Promissory  Note,  dated  March 3,  2000,  issued  by
                           Boundless Manufacturing Services, Inc. made in favor of the Company.(10)

     10.30     --          Supply  Agreement,  dated as of March 3, 2000, by and
                           between Boundless Manufacturing Services, Inc. and the Company. (10), (11)

     10.31     --          Asset  Purchase  Agreement,   dated  July  28,  2000,
                           between the Company and Boca  Global,  Inc.  and Zoom
                           Telephonics, Inc.(12)

     10.32     --          Employment Agreement, dated May 16, 2000, between the
                           Company and Richard M. Brewer (12)

     10.33     --          Amendment,   dated  May  16,  2000,   to   Employment
                           Agreement, dated August 19, 1999, between the Company and Robert P. Heinlein.(12)

     10.34     --          Amended and Restated Employment  Agreement,  dated as
                           of September  29, 2000,  between  Eduard Will and the
                           Company(12)

     10.35     --          Standard  Commercial Lease between  Equitable Pacific
                           Partners Limited  Partnership and the Company,  dated
                           November 7, 1996.(13)

     10.36     --          Audited  financial  statement  for the Ener1  Battery
                           Company  for  the  year  ended  March  31,  2002  and
                           Independent   Auditors   report  and  the   Unaudited
                           financial statements for Ener1 Battery Company for June 30, 2002 and the results of the operations for the three months ended June 30, 2002. (18)

     10.40 Shareholder agreement between the Registrant and EnerLook Health Care Solutions, Inc (20)

      21.1     --          Subsidiaries of the Company. (21)

      23.1     --          Consent of Kaufman ,Rossin & Co.Year 2002 (21)



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

(10) Incorporated by reference to the exhibits to the registrants annual report on Form 10-K for the year ended December 31,1999.

(11) Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(12) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(13) Incorporated by reference to the exhibits of the registrants Annual Report on Form 10-K for the year ended December 31, 2000.

(14) Incorporated by reference to the exhibits of the registrants Annual Report on Form 10-K for the year ended December 31, 2001

(15) Incorporated by reference to the exhibit to the registrant current report on Form 8K dated January 23, 2002.

(16) Incorporated by reference to the exhibit to the registrant current report on Form 8K dated March 5, 2002.

(17) Incorporated by reference to the exhibit to the registrant current report on Form 8K dated September 6, 2002.

(18) Incorporated by reference to the exhibit to the registrant current report on Form 8K dated October 18, 2002

(19) Incorporated by reference to the exhibit to the registrant current report on Form 8K dated October 28, 2002

(20) Incorporated by reference to the exhibits to the registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

(21) Incorporated by reference to the exhibits of the registrants Annual Report on Form 10KSB for the year ended December 31, 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Ener1, Inc.


                                                  By: /S/ LARRY L. LIGHT
                                                      Name:  Larry L. Light
                                                      Title: President and Chief
                                                      Executive Officer

Date:  April 15 2003

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

                Signature                                     Title                                 Date
                ---------                                     -----                                 ----
/S/ LARRY L. LIGHT                              President and Chief Executive Officer           April 15 2003
--------------------------------------------    Chief Operating Officer, Ener1, Inc.
Larry L. Light                                  (Principal Executive Officer)


/S/ R. MICHAEL BREWER                           Vice President of Finance,  Chief Financial     April 15 2003
--------------------------------------------    Officer (Principal Financial Officer and
R. Michael Brewer                               Principal Accounting Officer) and Corporate
                                                Secretary


/S/ BORIS ZINGAREVITCH                          Director                                        April 15 2003
--------------------------------------------
Boris zingarevich


/S/ KARL GRUNS                                  Director                                        April 15 2003
--------------------------------------------
Karl Gruns


/S/ MIKE ZOI                                    Director                                        April 15,2003
--------------------------------------------
Mike Zoi


/S/ DR PETER NOVAK                              Director                                        April 15,2003
--------------------------------------------
Peter Novak
