Form 10KSB/A
period 2002-12-31
ENER1 INC
filed 2003-04-30
CIK 895642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 _______________

                                  Form 10-KSB/A

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

Documents Incorporated by Reference: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A: [X]

               FORM 10-KSB/A FOR THE YEAR ENDED DECEMBER 31, 2002
                                 OF ENER1, INC.


            The Registrant hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 2002, by filing herewith the complete text of ITEMS 9 through 12 of Part III thereof, consisting of:

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......... __
ITEM 10.    EXECUTIVE COMPENSATION...................................... __
ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT ................................................. __
ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............. __

                                    PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of the date of this filing, the directors, control persons and executive officers of the Company are as follows:

         Name                     Age        Title
         ----                    ----        ------
         Larry L. Light           49         President, Chief Executive Officer,
                                             and Chief Operating Officer

         Mead M. McCabe           37         Chief Financial Officer

         Boris Zingarevitch       43         Director

         Karl Gruns               54         Director

         Mike Zoi                 37         Director

         Peter Novak              50         Director

         Ronald N. Stewart        55         Director

         Bary W. Wilson           57         Director

Larry L. Light. Mr. Light served as interim Chief Executive Officer from January 15, 2001 to April 2001, following the retirement of Robert W. Ferguson, and has served as our President and Chief Executive Officer since March 29, 2002 following the termination of Eduard Will. Additionally, he has served as Chief Operating Officer for EnerNow Technologies, Inc. (a wholly owned subsidiary of the Company and f/k/a Inprimis Technologies, Inc.) since February 2000, Chief Operating Officer for EnerLook Health Care Solutions, Inc. (a 51% owned subsidiary of the Company) since April 2002 and as Chief Technology Officer for the Company since July 1999. Mr. Light's responsibilities include maintaining and enhancing the existing reference platforms and creating new designs for interactive TV, video on demand, Internet access, and other convergent technology appliances. From May 1998 to July 1999, Mr. Light was Senior Vice President of Engineering. Mr. Light joined the Company in February 1995 as Vice President of Engineering. Before joining the Company, Mr. Light served as a product development manager at IBM's Boca Raton, Florida facility. Before this, he was a design engineer at IBM's Federal Systems Division in Cape Canaveral, Florida where he helped design space shuttle cargo system simulators.

Mead M. McCabe. Mr. McCabe has been Chief Financial Officer of Ener1 Group, Inc. since January 2003. He has recently been named as Chief Financial Officer for the Company. Prior to coming to Ener1 Group, he was a management consultant in finance and capital formation, acting as interim CFO/COO for his clients. Previously, Mr. McCabe served for four years as Chief Financial Officer for Genetic Vectors, Inc., a publicly held biotechnology company, after serving as its Vice President of Development and Finance for three years.

Boris Zingarevitch. Mr. Zingarevitch has been a director of the Company since February 2002. Since 1992, Mr. Zingarevitch has been the majority stockholder and a director of Ilim Pulp Enterprise, a Russian trading company specializing in export sales of pulp and paper products. Since 2001, Mr. Zingarevitch has been a director of Ener1 Group, Inc., the Company's parent company and a holding company in the advanced electronic technology sector.

Karl Gruns. Mr. Gruns has been a director of the Company since August 1999. A Certified Public Accountant, Mr. Gruns, since 1998, has been the Chief Financial Officer and member of the board of directors of Infomatec Integrated, a producer of high-end, innovative e-commerce systems. Prior to joining Infomatec Integrated, he operated his own accounting practice in Munich, Germany. Before that, Mr. Gruns was employed by KPMG LLP for six years.

Mike Zoi. Mr. Zoi has been a director of the Company since February 2002. Since 2001, he has been the President and a director of Ener1 Group, Inc. Before that, since 1991, Mr. Zoi had established a core working relationship with Mr. Novak focused on bringing advanced electronic technologies to market.

Peter Novak. Mr. Novak has been a director of the Company since February 2002. Since 2001, he has been the Secretary, Chief Technology Officer and a director of Ener1 Group, Inc.. Before that, since 1991, Mr. Novak had established a core working relationship with Mike Zoi focused on bringing advanced electronic technologies to market.

Ronald N. Stewart. Mr. Stewart has been a director of the Company since October 2002. He joined Ener1 Group, Inc. in April 2002 as its General Counsel. Prior to joining Ener1 Group, Mr. Stewart was engaged in private law practice where he counseled clients primarily in mergers and acquisitions and corporate and securities matters. Prior to private practice, Mr. Stewart was with the General Counsel's Office of ICF Kaiser International, Inc., an international consulting, engineering and construction firm. At ICF Kaiser, Mr. Stewart was Vice President & Assistant General Counsel.

Bary W. Wilson. Mr. Wilson has been a director of the Company since October 2002. Dr. Wilson became the CEO of Vector Energy Corporation a majority owned subsidiary of Ener1 Group, in September 2002. Prior to joining Vector Energy, Dr. Wilson was with the U.S. Department of Energy's, Pacific Northwest National Laboratory. During that time, he worked with Ener1 on several battery-related projects under the DOE's Initiatives for Proliferation Prevention (IPP) program. Dr. Wilson, has published over 100 technical papers, holds several patents, and is recognized internationally for his seminal research into the effects of electromagnetic fields on the neuroendocrine system. He was first to publish the identification of the hormone melatonin in humans and has since made important contributions to the present understanding of that hormone's role in neurophysiology, as well as in mediating the physiological effects of electromagnetic field exposure. Dr. Wilson holds a BS in Physics from the University of Washington. He received his Ph.D. in endocrinology from Saint Bartholomew's Medical School of London University, London, and served as a postdoctoral associate at MIT.

Committees of our Board of Directors

     Our Board has established one (1) standing committee, an Audit Committee. Our Board met eight (8) times during fiscal 2002 and acted four (4) times by unanimous written consent. All of our directors attended more than 75% of the total number of Board meetings and meetings of the committees on which they serve. The sole member of our Audit Committee is Karl Gruns.

Director Compensation

     During 2002, our Directors who are not employees of the Company were not paid any annual stipend, did not receive any fee for attending Board meetings or Committee meeting, and were not awarded any option to purchase our securities in 2002. Our Directors were reimbursed for expenses incurred in such attendance.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers to file reports of their holdings and transactions of in Company common stock with the Securities and Exchange Commission. Based on our records and other information, we believe that each of our officers and directors complied with all Section 16(a) filing requirements applicable to them during fiscal 2002.

ITEM 10: EXECUTIVE COMPENSATION

     The following table provides a summary of the annual and long-term compensation which we paid to (or deferred for): (i) our Chief Executive Officer, and (ii) the four other most highly compensated persons who were serving as executive officers of our Company at the end of fiscal 2002 and whose annual salaries exceeded $100,000, (collectively referred to herein as the "Named Executive Officers" or "NEOs") for services rendered during the 2000, 2001 and 2002 fiscal years.


                           Summary Compensation Table
                                                            Annual Compensation   Long-Term Compensation
                                                            -------------------- ------------------------

                                                                                          Awards                Payouts
                                                                                  -------------------------------------

                                                                         Other     Restricted
                                                                        Annual       Stock        Securities
                  Principal                      Salary      Bonus    Compensation   Awards       Underlying    All other
  Name            Position              Year       $           $         $            $           Options#(1)  Compensation
------------------------------------------------------------------------------------------------------------------------------

Larry L. Light President and            2002     139,653         -              -       _____           -      3,400(3)
               Chief Executive Officer  2001     172,615         -      13,467(4)       _____      90,000      4,315(3)
                                        2000     195,431         -       7,277(4)       _____      71,320      3,415(3)

R. Michael
Brewer(5)      Senior Vice President,   2002     126,506         -           -          _____           -      1,838(3)
               Finance, Chief Financial 2001     151,039         -      10,096(4)       _____      70,000      1,851(3)
               Officer and Secretary    2000      86,538         -           -          _____      70,000        938(3)

Martha A.
Ritchason(9)   Former Senior Vice       2002     160,336         -           -          _____           -      1,930(3)
               President, General       2001     129,462         -      19,868(6)       _____      45,000      3,193(3)
               Administration           2000     146,400         -      26,608(7)       _____      20,000      2,650(3)
               Terminated 10/18/02

Michael D.
Stebel(8)      Senior Vice President,   2002     122,470         -              -       _____           -          0
               Sales and Marketing      2001     129,462         -              -       _____      45,000        577(3)
               Terminated 1/24/03       2000     161,126         -              -       _____      20,000        288(3)

Edward Will(2) Former Chief Executive   2002     164,181         -              -       _____     100,000         1,657
               Officer and Chairman     2001     203,834         -              -       _____     250,000      1,389(3)
               of the Board             2000           -         -              -       _____           -             -
               Terminated 3/31/02


(1) Represents shares of common stock issuable upon exercise of options granted to the Named Executive Officer under our 1992 Stock Option Plan or the 1992 Non-Employee director Stock Option Plan.
(2)  Mr. Will's employment terminated on March 28, 2002.
(3) Represents our contribution to the Named Executive Officer under our 401(k) plan.
(4) Represents the payment of accrued and unused vacation to the Named Executive Officer.
(5) Mr. Brewer's employment terminated on August 17, 1998, recommenced on June 16, 2000 and terminated on April 29, 2003.
(6)  Represents the payment of accrued and unused vacation.
(7) Represents other compensation resulting from the exercise of options under our 1992 Stock Option Plan of $23,839 and payment of accrued and unused vacation to Ms. Ritchason of $2,769.
(8) Mr. Stebel commenced employment on December 1, 1999 and terminated employment on January 24, 2003.
(9)  Employment terminated October 18, 2002.

                        Option Grants In Last Fiscal Year

         The following table sets forth information with respect to all options granted in fiscal 2002 to the Named Executive Officers.

                                         Percentage
                                          of Total
                     Number of            Options
                      Securities         Granted to    Exercise or
                     Underlying          Employees      Base Price     Grant        Expiration     Grant Date
     Name              Options             in Year       (S/Share)      Date           Date      Present Value($)
-----------------------------------------------------------------------------------------------------------------

Larry L. Light       0                     0%          0             0              0              0
Edward Will          100,000              87%          .13           2/28/2002      cancelled      0


               Aggregated Option Exercises In Last Fiscal Year and
                          Fiscal Year-End Option Values

         The following table shows you information about all options exercised in fiscal 2002 and the year-end value of unexercised options held by our Named
Executive Officers.
                                                                     Number of                     Value of
                                                               Securities Underlying              Unexercised
                                                                    Unexercised                  In-the-Money
                                                                    Options at                    Options at
                           Shares Acquired      Value             Fiscal Year-End               Fiscal Year-End
                             on Exercise      Realized             (Exercisable/                (Exercisable/
         Name                      (#)           ($)             Unexercisable(#))             Unexercisable(#))
-------------------------------------------------------------------------------------------------------------------

Larry L. Light                      0               0           250,000         250,000           0             0

R. Michael Brewer                   0               0           140,000         140,000           0             0


Michael D. Stebel                   0               0            80,000          80,000           0             0

Martha A. Ritchason                 0               0           150,346         150,346           0             0

Edward Will                         0               0            83,333          83,333           0             0





ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         We have provided a stock ownership table below that contains certain information about shareholders whom we believe are the "beneficial" owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors and our named executive officers and our directors and executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock

         Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns.


                                                     Beneficial                 Percent of Class (Less
Name of Beneficial Owner                             Ownership                  than 1% not shown)
------------------------                             ---------                  -------------------

Ener1 Group, Inc.                                      366,626,416(1)                     96.9%
         550 West Cypress Creek Road
         Suite 120
         Fort Lauderdale, Florida 33309
Peter Novak                                               366,626,416                     96.9%
Karl Gruns (22,000 options)                                    22,000                         *
Boris Zingarevitch                                        366,826,416                     96.9%
Michael Zoi                                               366,626,416                     96.9%
Larry Light (250,000 options)                                 252,951                         *
Ronald N. Stewart                                                   0                         *
Bary W. Wilson                                                      0                         *
Mead M. McCabe                                                      0                         *

All Directors and Executive Officers                      367,101,367                     96.9%
as a group (8 persons)


(1) Includes 69,000,000 shares issuable upon exercise of common stock warrants at $0.08 per share.

     *   Less than 1%.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Ener1 Battery Company

       Through June 30, 2002, Ener1 Battery Company acquired manufacturing equipment aggregating approximately $13,488,000 from Ener1 s.r.l., an Italian company related by common ownership ("the Italian Company"). The equipment was acquired through a series of transactions at the lower of the net book value of the Italian Company or fair market value. In connection with these acquisitions, Ener1 Battery Company agreed to assume various promissory notes to related parties, with the difference included as non-interest bearing advances from the stockholder. As of June 30, 2002, these notes totaled $3,226,214. Subsequent to June 30, 2002, $1,200,000 of related party notes was replaced by a loan agreement with Saint Petersburg Joint Stock Bank Tavricheskiy (Open Joint Stock Company ). As of December 31, 2002, related party debt of Ener1 Battery Company was $1,669,012, which is principally due to shareholders of Ener1 Group. Ener1 Group is the majority shareholder of the Company with approximately 96% ownership.

       The equipment noted above has certain liens against it. The Italian Company has a loan outstanding to Meliorbanca Gallo S.P.A. ("the Italian Bank"), an Italian bank in the amount of EURO 2,667,685 on which the Company, Ener1 Group, Ener1 Battery Company and two of the directors of all three companies are guarantors. Meliorbanca has collateral coverage of EURO 5,000,000 on specified battery production equipment of Ener1 Battery Company, which was transferred from the Italian Company to Ener1 Battery Company. The U.S. dollar value of such collateral coverage is approximately $5.3 million at March 31, 2003. The loan is payable in monthly installments of EURO 100,000 starting March 31, 2003 with a balloon payment for the remainder on March 31, 2004.


       The Company's majority stockholder, Ener1 Group, has loans outstanding with Ener1 Group's principal investor, Bzinfin,S.A., aggregating approximately $18.9 million. Ener1 Battery Company equipment and three of the five pending patents owned by Ener1 Battery Company comprise a portion of the collateral for these loans.

       Ener1 Battery Company leases some of its office facilities from Ener1 Group. Ener1 Battery Company also shares common facilities, personnel and other resources with Ener1, Group. Allocation of expenses is made between the parties utilizing systematic methods. The net expenses allocated to Ener1 Battery Company for 2002 aggregated approximately $540,000. The expenses reflected are not necessarily an indication of expenses that might be incurred if Ener1 Battery Company were a stand-alone entity.

Digital Media Division

         The Company's Digital Media Division has been allocated expenses for 2002 utilizing systematic methods, for shared personnel and other resources on a quarterly basis from Ener1 Group. The Digital Media Division former building lease expired on March 13, 2002, and the Division is now co-located with Ener1 Battery Company in its owned facilities, along with EnerLook Health Care Solutions, Inc.. Expenses allocated for the Digital Media Division during 2002 aggregated approximately $449,000.



ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(c)  Exhibits

Exhibit No.                                     Title
-----------                                     ------

      2.1              Securities  Purchase  Agreement (1)

      2.2              Merger  agreement and ancillary documents  implementing the acquisition of 100% of 2.2 the outstanding capital stock of Ener1 Battery  Company  from the  Company's  parent,  Ener1 Group, Inc. (17)

      3.1              Articles of Incorporation of the Company (2)

      3.2              Amendment to the Articles of Incorporation (14)

      3.3              By-Laws of the Company (3)

      3.4              Amendment of the Articles of Incorporation (19)

      10.1             Non-Qualified Stock Option Plan. (3)

      10.2             1992 Stock Option Plan.  (3)

      10.3             1992 Employee Stock Purchase Plan. (3)

      10.4             1992 Non-Employee Director Stock Option Plan. (3)

     10.10             Distributor  Contract  dated  August 16, 1991 between Tech Data Corporation and the Company. (3)

     10.11             Form of Indemnification Agreement between the Company and its directors and Officers. (3)

     10.12             Standard  Commercial Lease between  Equitable Pacific Partners Limited Partnership and the Company. (4)

     10.13             Employment  Agreement,  dated as of April  24,  1995, between Anthony F. Zalenski and the Company. (5)

     10.16             Amended   Revolving  Credit  Agreement   between  the Company,  Boca  Research  International,  Inc.,  Boca
                       Research  Holland B.V.,  Inc.,  Complete  Acquisition Corp., Boca  Research of Delaware,  Inc. and First
                       Union
                       National  Bank of Florida dated as of December 31, 1997. (6)

     10.17             1996 Non-Employee Director Stock Option Plan. (6)



     10.19             Employment  Agreement,  dated as of October 16, 1998, between Robert W. Ferguson and the Company. (7)

     10.21             Extension to Employment Agreement,  dated as of March 31, 1999, between Robert  v. Ferguson and the
                       Company.(8)

     10.22             Employment  Agreement,  dated as of August  1,  1999, between Robert P. Heinlein and the Company. (9)

     10.23             Employment  Agreement,  dated as of November 8, 1999, between Cecil Dye and the Company. (10)

     10.24             Employment Agreement,  dated as of November 30, 1999, between Martha Ritchason and the Company. (10)

     10.25             Employment  Agreement,  dated as of January 13, 2000, between Alex Oprescu and the Company. (10)

     10.26             Employment  Agreement,  dated as of March  17,  2000, between Larry L. Light and the Company. (10)

     10.27             Asset  Purchase  Agreement,  dated as of January  24, 2000,  between Boundless  Technologies,  Inc. and the
                       Company. (10)

     10.28             Assignment  and  Assumption  Agreement,  dated  as of March 3, 2000, between  Boundless  Technologies,  Inc.
                       and Boundless Manufacturing Services, Inc.(10)

     10.29             Promissory  Note,  dated  March 3,  2000,  issued  by Boundless  Manufacturing Services, Inc. made in favor of the Company.(10)

     10.30             Supply  Agreement,  dated as of March 3, 2000, by and between Boundless  Manufacturing  Services,  Inc. and the Company. (10), (11)

     10.31             Asset  Purchase  Agreement,   dated  July  28,  2000, between the Company and Boca  Global,  Inc. and Zoom
                       Telephonics, Inc.(12)

     10.32             Employment Agreement, dated May 16, 2000, between the Company and Richard M. Brewer (12)

     10.33             Amendment,  dated  May  16,  2000,   to   Employment Agreement, dated August 19, 1999, between the Company and Robert P. Heinlein.(12)

     10.34             Amended and Restated Employment  Agreement,  dated as of September  29, 2000,  between  Eduard Will and the
                       Company(12)



     10.35             Standard  Commercial Lease between  Equitable Pacific Partners Limited  Partnership and the Company,  dated
                       November 7, 1996.(13)

     10.36             Audited  financial  statement  for the Ener1  Battery Company  for  the  year  ended  March  31,  2002  and
                       Independent   Auditors   report  and  the   Unaudited financial  statements  for Ener1 Battery  Company for
                       June 30, 2002 and the results of the  operations  for the three months ended June 30, 2002. (18)

     10.40             Shareholder  agreement  between  the  Registrant  and EnerLook Health Care Solutions, Inc (20)

      21.1             Subsidiaries of the Company. (21)

      23.1             Consent of Kaufman ,Rossin & Co.Year 2002 (21)

     99.1             Certification of Chief Executive Officer dated April 30, 2003.  (filed herewith)
     99.2             Certification of Chief Financial Officer dated April 30, 2003.  (filed herewith)

----------

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

Date:    April 30, 2003                 Ener1, Inc.


                                        By:         /S/ Larry L. Light
                                                    ----------------------
                                        Name:       Larry L. Light
                                        Title:      President and Chief
                                                    Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Signature                   Title                                 Date
---------                   -----                                 ----


/S/ Larry L. Light
------------------        President, Chief Executive          April 30, 2003
Larry L. Light            Officer, and Chief Operating
                          Officer (Principal Executive
                          Officer)

/S/ Mead M. McCabe
------------------        Chief Financial Officer             April 30, 2003
Mead M. McCabe            (Principal Financial Officer
                          and Principal Accounting Officer)

/S/ Boris Zingarevitch    Director                            April 30, 2003
----------------------
Boris Zingarevitch

/S/ Karl Gruns            Director                            April 30, 2003
--------------
Karl Gruns


/S/ Mike Zoi              Director                            April 30, 2003
------------
Mike Zoi

/S/ Peter Novak           Director                            April 30, 2003
---------------
Peter Novak

                  CERTIFICATION PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002 (Subsections (a) and (b)
              of Section 1350, Chapter 63 of Title 18, United Code)


            Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States
Code), each of the undersigned officers of Ener1, Inc., Florida corporation (the "Company"), does hereby certify, to the best of such officer's knowledge and belief, that:

(1) The Annual Report on Form 10KSB/A for the year ended December 31, 2002, of the Company fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Form 10KSB/A Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:      April 30, 2003               /s/ Larry L. Light
                                         ----------------------------------
                                         Larry L. Light
                                         President and Chief Executive Officer


Dated:      April 30, 2003               /s/ Mead M. McCabe
                                         ----------------------------------
                                         Mead M. McCabe
                                         Chief Financial Officer