Form 10QSB
period 2003-03-31
ENER1 INC
filed 2003-05-20
CIK 895642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2003

                         Commission File Number 0-21138

                                   ENER1, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                    59-2479377
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

550 West Cypress Creek Road-Suite 120                      33309
     Ft. Lauderdale, Florida                            (Zip Code)
      (Address of principal
       executive offices)

                                 (954) 202-4442
              (Registrant's telephone number, including area code)

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

                                   Yes X    No___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding as of May 20, 2003
         -----                                   ------------------------------
Common stock, par value
         $.01 per share                                   309,748,020

Transitional Small Business Format (check one):
                                              Yes __  No X

                          ENER1, INC. AND SUBSIDIARIES
                Form 10-QSB for the Quarter Ended March 31, 2003

                                      INDEX

                                                                                                     Page
                                                                                                     ----
Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements
               Condensed Consolidated Balance Sheet (unaudited) as of March 31, 2003 ..........        3

               Condensed Consolidated Statements of Operations (unaudited) for the three
                 months ended March 31, 2003 and 2002 .........................................        4

               Condensed Consolidated Statements of Cash Flows (unaudited) for the three
                 months ended March 31, 2003 and 2002 .........................................       5-6

               Notes to Condensed Consolidated Financial Statements (unaudited) ...............        7

      Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations ..................................       16

      Item 3. Controls and Procedures .........................................................       20

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings ...............................................................       21

      Item 2. Changes in Securities and Use of Proceeds .......................................       22

      Item 3. Defaults Upon Securities ........................................................       22

      Item 4. Submission of Matters to a Vote of
                Security Holders ..............................................................       22

      Item 5. Other Information
                                                                                                      22

      Item 6. Exhibits and Reports on Form 8-K ................................................       22

      Signatures ..............................................................................       24

                          ENER1, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (In thousands except share data)

                                                                       March 31,
                                                                         2003
                                                                       --------
                                     ASSETS
Current assets
     Cash and equivalents ......................................       $    111
     Trade receivables, net
                                                                             81
     Inventories
                                                                          1,029
     Prepaid expenses and other current assets .................            205
                                                                       --------
           Total current assets ................................          1,426
Property and equipment, net ....................................         22,024
Other assets ...................................................          1,153
                                                                       --------
           Total assets ........................................       $ 24,603
                                                                       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable ..........................................       $  2,102
     Deferred revenue ..........................................            746
     Notes payable to stockholder ..............................          6,862
     Due to stockholder ........................................            701
     Note payable
                                                                             82
     Current maturities of related party debt ..................          1,672
     Accrued expenses and other current liabilities ............          1,568
     Current maturities of mortgage payable
                                                                             28
     Total current liabilities .................................         13,761
                                                                       --------

Long-term liabilities
       Mortgage note payable on building .......................            697
       Notes payable to bank ...................................          1,600
                                                                       --------
                                                                          2,297

Minority interest ..............................................            207
                                                                       --------

Commitments and contingencies

Stockholders' equity
     Preferred stock, par value $.01 per share, 5,000,000
        shares authorized, none issued and outstanding .........             --
     Common stock, par value $.01 per share, 500,000,000
        shares authorized, 309,748,020 issued and outstanding ..          3,097
     Additional paid-in capital ................................         55,752
     Accumulated deficit .......................................        (50,511)
                                                                       --------
           Total stockholders' equity ..........................          8,338
                                                                       --------
           Total liabilities and stockholders' equity ..........       $ 24,603
                                                                       ========


           See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands except per share data)


                                                    Three Months
                                                   Ended March 31,
                                               2003             2002
                                             ---------        ---------

Net sales
    Product sales ....................       $     733        $     644
    Engineering services .............             151              540
                                             ---------        ---------
              Total ..................             884            1,184
Cost of goods sold ...................             842            1,563
                                             ---------        ---------
    Gross profit (loss) ..............              42             (379)
                                             ---------        ---------
Operating expenses:
    Research and development .........              --              124
    Selling, general and
      administrative .................           1,297            1,546
                                             ---------        ---------
    Total operating expenses .........           1,297            1,670
                                             ---------        ---------
Loss from operations .................          (1,255)          (2,049)
Other income (expense), net ..........            (271)              (8)
                                             ---------        ---------
Loss before income taxes .............          (1,526)          (2,057)
Income taxes .........................              --                1
                                             ---------        ---------
Loss before minority interest ........          (1,526)          (2,058)
Minority interest in loss ............              80                8
                                             ---------        ---------
Net Loss .............................       $  (1,446)       $  (2,050)
                                             =========        =========
Net loss per share (basic and diluted)       $   (0.01)       $   (0.01)
                                             =========        =========
Weighted average
     shares outstanding ..............         309,659          278,585
                                             =========        =========



           See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Three Months
                                                                       Ended March 31,
                                                                    2003           2002
                                                                  -------        -------
Cash provided by (used in):
Operating activities:
      Net loss ............................................       $(1,446)       $(2,050)
      Depreciation and amortization .......................            61            169
      Foreign currency transaction gain ...................            --            (11)
      Common stock options issued for services ............            20             68
      Minority interest in loss of subsidiary .............           (80)            (8)
      Changes in assets and liabilities ...................           521            715
                                                                  -------        -------
        Net cash used in operating activities .............          (924)        (1,117)
                                                                  -------        -------
Investing activities:
      Minority interest in net proceeds from issuance of
          Common stock of subsidiary ......................            --            260
      Capital expenditures ................................          (153)          (948)
      Purchase of technology licenses .....................            --           (600)
                                                                  -------        -------
        Net cash used in investing activities .............          (153)        (1,288)
                                                                  -------        -------
Financing activities:
       Repayment of related party debt ....................            --           (775)

       Repayment of short-term note payable ...............          (513)            --
       Net proceeds from issuance of common stock .........            --            825
       Proceeds from advances from stockholder ............         1,420          4,188

       Repayment of mortgage payable ......................            (7)            (6)

       Proceeds from note payable .........................            --            202
       Proceeds from minority investment in new subsidiary             --            540
                                                                  -------        -------
           Net cash provided by financing activities ......           900          4,974
                                                                  -------        -------
Net increase (decrease) in cash and equivalents ...........          (177)         2,569
Cash and equivalents, beginning of period .................           288          1,495
                                                                  -------        -------
Cash and equivalents, end of period .......................       $   111        $ 4,064
                                                                  =======        =======

            See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the three months for
    Income taxes .......................................                $    1
                                                                        ======

    Interest paid ......................................   $   49           17
                                                           ======       ======
Non-cash investing and financing activities:
  Equipment sold to stockholder at net book value for
          a reduction in the amount due to stockholder .                $  103
                                                                        ======
  Advances from stockholder converted to additional paid
           in capital ..................................   $  909       $4,084
                                                           ======       ======



           See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business, Going Concern and Management Plans

         On September 6, 2002, the Company entered into a merger agreement, acquiring 100% of the outstanding capital stock of Ener1 Battery Company ("Ener1 Battery" or "Battery Company") from the Company's parent, Ener1 Group, Inc. In accordance with SFAS 141 Business Combinations, because the Company and Ener1 Battery were entities under common control, operations of the two entities were combined from the beginning of each period presented similar to the pooling of interests method. The Company previously reported the details of operations of the formerly separate Battery Company before the combination in Form 8-K/A dated October 18, 2002.
         Ener1 Battery develops and markets lithium technology batteries for military, industrial and consumer applications. Ener1 Battery has five patent applications on file with the U.S. Patent and Trademark Office relating to its technologies for advanced lithium battery materials, designs, and is developing additional technologies for lithium metal batteries and fuel cells that are expected to be the subject of further patent applications.

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

Ener1, Inc. Corporate Structure:

         o    Ener1 Battery - 100% owned subsidiary

         Ener1 Battery develops new energy technologies and products and services using those technologies. The Company believes these battery technologies will be particularly useful in military applications, specialty and industrial applications, such as medicine and, ultimately, in high-end consumer electronics applications, such as 3G telecommunications products.

         Ener1 Battery is considered a development stage company, but is now producing prototypes and samples of its products for internal and third party testing.

         o  Other operating units

         The Company also owns 51% of EnerLook Health Care Solutions, Inc., which develops and markets turn-key video-on-demand and interactive TV to customers in the health care industry. EnerLook integrates its interactive systems and services with a complete set of patient, administrative, and clinical services for its hospital customers and customer and administrative functions for its hospitality customers.

         On June 13, 2002, the Company formed Ener1 Technologies, Inc. to develop and market products for the electric power transmission industry, using the licensed, patent-pending EnerWatchTM technology for detecting, monitoring and mitigating energy losses and other harmful effects of transients in electronic circuits and systems.

Basis of Presentation.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The audited financial statements at December 31, 2002, which are included in the Company's Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

Going Concern.

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997, negative cash flows from operations since 1999 through March 31, 2003 and had an accumulated deficit of $50.5 million as of March 31, 2003. Cash used in operations for the years ended December 31, 1999, 2000, 2001 and 2002 was $6.1 million, $8.2 million, $6.2 million and $6.5 million respectively. The Company continued to have negative cash flows from operations for the three months ended March 31, 2003. It is likely that the Company's operations will continue to incur negative cash flows through 2003, and additional cash will be required. Such conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management Plans.

         The Company has transitioned its business from being primarily a data communications products manufacturer to being a provider of software and system solutions-based services. This business is now operating as the Digital Media Technologies division. Through the acquisition of the Battery Company from Ener1 Group, Inc. and the formation of EnerLook Health Care Solutions, Inc and Ener1 Technologies, Inc., the Company has further changed and diversified its business. The Company's future success will depend on the Company bringing the Battery Company from a development stage company to production of batteries in the latter part of 2003. Both EnerLook Healthcare Solutions, Inc. and Ener1 Technologies, Inc. are also development stage companies. The Digital Media Technologies Division has recently downsized its operations as it seeks additional financing. Assuming that the division can obtain adequate financing, its success will depend on the acceptance and penetration of its interactive TV technology into such vertical markets as healthcare and hospitality. The Digital Media Technologies Division has recently changed its strategy to also focus on selling its interactive TV product and developing new products. The division is seeking additional working capital to finance receivables and inventory associated with the products business, and to finance losses and reduce past due payables. The acquisition of the Battery Company will also require additional capital to bring it from a development stage company to full production. The Company will require additional capital, and there can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded in the last twelve months by its parent company Ener1 Group, Inc. The Company believes Ener1 Group, Inc. will continue to provide additional working capital; however, the Company is seeking additional financing alternatives.

Recent Developments

Filing with SEC to Spin-off EnerWatchTM Technology Subsidiary:

         Ener1 Technologies, Inc., a development stage company and subsidiary of the Company, filed on November 6, 2002 an SB-2 registration statement with the Securities and Exchange Commission to register the spin-off by the Company of 100% of the subsidiary's common stock to the record holders of Ener1, Inc. common stock once a record date for the spin-off is set. The spin-off distribution would occur once SEC review of the proposed transaction is completed and the registration statement goes effective. The Company believes that the distribution will be treated as a dividend to Ener1, Inc. stockholders.

Segment Reporting

         On September 6, 2002, the Company acquired 100% of the outstanding stock of Ener1 Battery from the Company's parent, Ener1 Group, Inc. On June 13, 2002 the Company formed Ener1 Technologies, Inc., and in February, 2002, it formed a 51% owned subsidiary, EnerLook Health Care Solutions, Inc. These business are reportable segments since they reflect different types of businesses from the Company's original business of developing and marketing advanced interactive digital information and entertainment software and hardware systems that provide video and movies on demand, Web access, e-mail and interactive TV services delivered through television for customers in industries such as hospitality, healthcare, and other vertical markets. The sales, losses and other financial information reported below by segment are for the three months ended March 31, 2003 and March 31, 2002.

         Ener1 Battery was incorporated on March 1, 2001 in the State of Florida under the name of Ener1 USA Incorporated. On March 27, 2002, Ener1 USA Incorporated changed its name to Ener1 Battery Company. In accordance with SFAS 141 Business Combinations, because the entities were under common control, operations of the entities were combined from the beginning of each period presented similar to the pooling of interests method as if the acquisition occurred at the beginning of the first period presented. Therefore the Battery Company operating performance is included in the financial statements and in the information below for both the three month periods ended March 31, 2003 and 2002.

         Ener1 Health Care Solutions, Inc., a development stage company, was successful during the first quarter of 2003 in implementing its first hospital system contract, which generated approximately $146,000 in revenues, the majority of which was attributable to system equipment sales. The Company operated Ener1 Technologies, Inc. during the three months ended March 31, 2003 as a cost center. As a development stage company, Ener1 Technologies did not have significant financial statement activity.

         Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

Segment Reporting


                                            Three months ended March 31,
                                            ----------------------------
    Amounts in thousands                        2003         2002
                                               ------       ------
Sales
    Digital Media Division                        738        1,184
    Ener1 Battery Company                          --           --
    EnerLook Health Care Solutions, Inc.          146           --
    Ener1 Technologies, Inc.                       --           --
    Intercompany eliminations                      --           --
                                               ------       ------
    Net sales                                     884        1,184
                                               ======       ======


Net loss
    Eigital Media Division                        601        1,669
    Ener1 Battery Company                         753          352
    EnerLook Healthcare Solutions, Inc.           164           26
    Ener1 Technologies, Inc.                        8           11
    Intercompany eliminations                      --           --
                                               ------       ------
    Net loss                                    1,526        2,058
                                               ======       ======

Assets
    Digital Media Division                      2,339        1,984
    Ener1 Battery Company                      21,858       11,167
    EnerLook Healthcare Solutions, Inc.           394          791
    Ener1 Technologies, Inc.                       12           --
                                               ------       ------
    Total assets
                                               24,603       13,942
                                               ======       ======


Revenue Recognition

         Revenue from engineering services contracts is recognized as the work is performed. Contracts are either time-and-material or fixed-price in nature. With time-and-material type contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Revenue recognition must satisfy several factors depending on the nature of the contract. These factors include the completion of certain contractual milestones, which are verified by the customer before revenue is recognized, and a calculation of the costs incurred and an estimated cost to complete to determine if costs are in excess of potential revenue. Contracts generally allow for modification of the number of hours or the stated deliverables via change orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the project and is recorded immediately upon determination that the loss is probable. The Company is doing business with a number of start up companies. Generally accepted accounting principles require that collectability must be reasonably assured before revenue is recognized. The Company evaluates each of its customers who are in a start up mode and assesses its ability to pay and the customer's recent history of payments before the Company recognizes revenue for services performed. Revenue from product licensing is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with such license. Amounts received but unearned as of March 31, 2003 are recorded as deferred revenue.

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

Guarantee of Certain Loans

         At March 31, 2003, Ener1 s.r.l. (a related Italian company) had a loan outstanding to Meliorbanca, an Italian bank, in the amount of EURO 2,667,685. This is approximately $3,000,000 in US dollars at March 31, 2003. The loan to Meliorbanca is payable in monthly installments of EURO 100,000 starting March 31, 2003 with a balloon payment for the remainder on March 31, 2004. The collateral coverage on specified Ener1 Battery production equipment is EURO 5,000,000. Ener1, Inc., Ener1 Group, and Ener1 Battery are guarantors on the loan, along with other related parties.

         Ener1 Group, Inc. has loans outstanding with a principal investor, BZINFIN, S.A., totaling approximately $18.9 million. The Battery Company equipment and three of the five pending patents owned by the Battery Company comprise a portion of the collateral for this loan. Two of the advances under those loans, in the amounts of $400,000 and $1,000,000, plus interest, were due on April 2, 2003 an April 25, 2003, respectively. These payments have not been made. However, Ener1 Group is renegotiating the maturities on these advances.

Net Loss per Share

         The Company computes net loss per share under Statement of Financial Accounting Standards ("SFAS") No. 128, " Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share excludes dilution and is computed by dividing income or loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded if their effects would be anti-dilutive. The Company excluded stock equivalents from the weighted-average shares outstanding calculation for the three months ended March 31, 2003 and 2002, respectively, as their effect was anti-dilutive.

Commitments and Contingencies

         Ed Will, the Company's former President and Chief Executive Officer, has filed a lawsuit in the circuit court of the 15th judicial circuit, in and for Palm Beach County, Florida claiming monies that are due under his employment agreement for severance and other compensation. The Company believes that this law suit is unlikely to have a material impact on the Company's financial results, but could affect its cash flow.

         Since April 14, 2003, the Company has been in litigation (Circuit Court, 15th Judicial Circuit, Palm Beach County, Florida) with GMC Properties, Inc., the landlord for the Company's former leased facility in Boca Raton, Florida, regarding amounts allegedly owed by the Company to GMC for rent and certain repairs to the property. The Company is in disagreement with the landlord regarding the claims. While the law suit is continuing, the parties have been attempting to negotiate a settlement. The Company believes that the outcome of the law suit (or settlement, as the case may be) is unlikely to have a material impact on the Company's financial results. If the outcome is unfavorable to the Company, it could negatively affect the Company's cash flow.

         The Company receives communications from time to time alleging that certain of the Company's products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claim, which may arise in the future, or the effect of any such claim on the Company's operating results or financial condition. There no such claims outstanding at this time.

         The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the near future, no such action has been taken against the Company. The Company cannot predict at this time whether any such future claim would have a material adverse effect on the Company's operating results, financial condition, or cash flows.

         The Company and its Boca Global, Inc. subsidiary were named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to the Company. Boca Global, Inc. remains as a defendant. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to the liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

        The Company is the obligor on a Term Note in the principal amount of $200,000, payable to Ener1 Holdings, Inc. (now known as Ener1 Group, Inc.), the majority stockholder of the Company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid.

Stockholders' Equity

         During the quarter ended March 31, 2003, related to the terms of a consulting agreement, the Company issued to the consultant 300,000 shares of common stock. Under the agreement, the Company is also obligated to issue a warrant to acquire 200,000 shares of common stock. The warrant is required to have an exercise price of $.10 per share and expire in December 2004. As of the date of this filing, the warrant had not yet been issued.

Related Party Transactions

         During the three months ended March 31, 2003 and 2002, Ener1 Group, Inc. incurred expenses on behalf of the Company, including payroll, advisory services and other administrative expenses, totaling approximately $211,580 and $-0-, respectively. These advances are non-interest bearing and due on demand and are included in Due to Stockholder on the balance sheet.

         During the quarter ended March 31, 2003, a total of approximately $1,420,000 was allocated and advanced (including the allocation of the incurred expenses above) to the Company of which approximately $909,000 was converted to capital.

Reclassification

         Certain amounts reflected in the financial statements for the three month period ended March 31, 2002 have been reclassified to conform to the presentation for the three month period ended March 31, 2003.

Recently Issued Accounting Pronouncements and Interpretations

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adoption of this statement did not have a material effect on the Company's financial condition, results of operations and cash flows.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. Adoption of this statement did not have a material effect on the condensed consolidated financial statements of the Company.

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this Statement did not have a material impact on the condensed consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. Adoption of this Statement did not have a material impact on the condensed consolidated financial statements.

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

         In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

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

         As an aid to reviewing the Company's results of operations for the three months ended March 31, 2003 and 2002, the following table sets forth the financial information as a percentage of net sales and the percentage change from the comparable period in 2002. The financial results for the Company's Ener1 Battery Company subsidiary are included as if the Company had owned Ener1 Battery Company for the reported periods.


                                                                      Three Months
                                                                     Ended March 31,          Percent
                                                                   2003          2002         Change
                                                                   -----         -----         -----
 Net sales .................................................       100.0%        100.0%        (25.3)
 Cost of goods sold ........................................        95.3         132.0         (46.1)
                                                                   -----         -----
      Gross profit (loss) ..................................         4.7         (32.0)            *
 Operating expenses
      Research and development .............................          --          10.5         (100.0)
      Selling, general and administrative ..................       146.7         130.6         (16.1)
                                                                   -----         -----
      Total operating expenses .............................       146.7         141.1         (22.3)
                                                                   -----         -----
 Loss from operations ......................................      (142.0)       (173.1)       (38.8)
 Other income, (expense) net ...............................       (30.6)          (.6)            *
                                                                   -----         -----
 Loss before income tax ....................................      (172.6)       (173.7)       (25.8)
 Income tax ................................................         0.0           0.1             *
                                                                   -----         -----
 Net loss before minority interest .........................      (172.6)       (173.8)       (25.9)
 Minority interest in net loss .............................         9.0           0.7             *
                                                                   -----         -----
 Net loss after minority interest share ....................      (163.6)%      (173.1)%      (29.5)
                                                                  ======        ======


* Not applicable

Results of Operations

         Net Sales. The Company's net sales decreased 25.3% to $0.9 million for the three months ended March 31, 2003 from $1.2 million for the three months ended March 31, 2002. Sales for the three months ended March 31, 2003 consisted of $0.2 million from contract engineering and $0.7 million from products sales. Sales for the three months ended March 31, 2002 consisted of $0.5 million for contract engineering and $0.7 million from prototype and product sales arising from engineering contracts. The decrease in contract engineering revenue in the three months ended March 31, 2003 is the result of the Company decreasing its engineering staff during the quarter to focus on sales of products and integrated system solutions. Furthermore, the Company is now targeting its interactive iTV devices to the hospital and lodging markets. During the three months ended March 31, 2003, the Company's 51% owned subsidiary, EnerLook Healthcare Solutions, Inc. completed the installation of its first hospital system at the Hackensack Medical Center. This generated approximately $146,000 in revenue, the majority of which was attributable to system equipment sales. The Ener1 Battery did not record any sales for the first quarter.

         Gross Profit (Loss) The Company recorded a gross profit of $42,000 for the three months ended March 31, 2003, as compared to a gross loss of $379,000 for the three months ended March 31, 2002. Over the last several years, the Company has been unable to consistently achieve positive gross margins on the contract engineering services business. In the three months ended March 31, 2003, the Company significantly reduced its engineering services staff as it scaled back its engineering services operations to focus on selling products and integrated system solutions.

         Research and Development Expenses. The Company did not record any research and development expenses for the three months ended March 31, 2003, as compared to $124,000 for the three months ended March 31, 2002. However, the Company expects to increase R&D expense in the future now that it has shifted its focus to new energy technologies and the development of products and services using those technologies.

         Selling, General and Administrative Expenses ("SG&A"). SG&A for the Company was reduced to $1.3 million in the three months ended March 31, 2003 from $1.5 million in the three months ended March 31, 2002. The decrease in these expenses was the result of a decrease in expenses of $0.6 million for the Company's Digital Media division, offset by an increase of $0.2 million in Battery Company expenses, and an increase in EnerLook expenses of $0.2 million. The chart below reflects the actual dollar expenditures in these categories.


                                         Three Months Ended March 31
                                         ---------------------------
                                            2003          2002
                                           -------       -------

Digital Media Division .............       $   0.6       $   1.2

Ener1 Battery Company ..............           0.5           0.3
EnerLook Health Care Solutions, Inc.           0.2           0.0
                                           -------       -------
Total ..............................       $   1.3       $   1.5
                                           =======       =======

Liquidity and Capital Resources

         As of December 31, 2002, the Company had a working capital deficit of $11.9 million. As of March 31, 2003 the Company's working capital deficit was $12.3 million, of which $6.9 million consisted of notes payable to its majority stockholder, and $1.7 million consisted of current maturities of related party debt. During the period from December 31, 2002 through March 31, 2003, the Company's working capital decreased by $0.4 million. This decrease in working capital was primarily a result of a decrease in cash of $0.2 million, a decrease in accounts receivable by $0.2 million, a decrease in prepaid expenses and inventories of $0.4 million, an increase in due to stockholder of $0.5 million (offset by a decrease in accounts payable and accrued expenses of $0.2 million), a decrease in deferred revenue of $0.2 million and a decrease in notes payable of 0.5 million. The Company's cash position is $0.1 million as of March 31, 2003, most of which is in the Company's 51% owned EnerLook subsidiary.

         The Company will require additional capital to support the development stage activities of its Ener1 Battery Company subsidiary and the expanding activities of EnerLook. The Company will require further capital to pay its remaining liabilities. There can be no assurance that any such required capital will be available on terms acceptable to the Company, if at all, at such time or times as required by the Company. The Company has been funded primarily for the last twelve months by equity, loans, and advances from its parent company, Ener1 Group, Inc., EnerLook, the Company's 51% owned subsidiary, raised $1.6 million of equity in 2002 and also sold shares of its restricted common stock for $100,000 at the beginning of the second quarter of 2003 to raise additional working capital.

Critical Accounting Policies

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

         Revenue from engineering services contracts is recognized as the work is performed. Contracts are generally either time-and-materials or fixed-price in nature. With time-and-materials type contracts, revenue is calculated by multiplying the number of hours worked times the contractually agreed upon rate per hour. With fixed-price type contracts, revenue is calculated by applying the percentage of completion method. The Company did not have a significant amount of work under a fixed price contract as of March 31, 2003. The nature of consulting work for software and hardware development projects can cause difficulties in estimating the cost of completion on fixed cost contracts. Contracts generally allow for modification of the number of hours or the stated deliverables via change-orders based upon the actual work required to complete a project and upon agreement between the Company and its customer(s). The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the entire project and is recorded immediately upon determination that the loss is probable. Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of March 31, 2003, are recorded as deferred revenue.

Item 3.  Controls and Procedures

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

         Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Since October 7, 2002, the Company has been in litigation (Circuit Court, 15th Judicial Circuit, Palm Beach County, Florida) with Eduard Will, the Company's former President and Chief Executive Officer, regarding amounts allegedly owed by the Company to Will under an employment agreement. While the law suit is still continuing, the parties have been attempting to negotiate a settlement. The Company believes that the outcome of the law suit (or settlement, as the case may be) is unlikely to have a material impact on the Company's financial results. If the outcome is unfavorable to the Company, it could negatively affect the Company's cash flow.

         Since April 14, 2003, the Company has been in litigation (Circuit Court, 15th Judicial Circuit, Palm Beach County, Florida) with GMC Properties, Inc., the landlord for the Company's former leased facility in Boca Raton, Florida, regarding amounts allegedly owed by the Company to GMC for rent and certain repairs to the property. The Company is in disagreement with the landlord regarding the claims. While the law suit is continuing, the parties have been attempting to negotiate a settlement. The Company believes that the outcome of the law suit (or settlement, as the case may be) is unlikely to have a material impact on the Company's financial results. If the outcome is unfavorable to the Company, it could negatively affect the Company's cash flow.

         The Company has been named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was entirely procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the near future, no such action has been taken against the Company. The Company cannot predict at this time whether any such future claim would have a material adverse effect on the Company's operating results, financial condition, or cash flows.

         The Company and its Boca Global, Inc. subsidiary were named co-defendants in an action brought in the District Court of South Dakota, by Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway reportedly will pay between $5 million and $6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to the Company. Boca Global, Inc. remains as a defendant. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to the liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

Item 2.  Changes in Securities and Use of Proceeds

         The Company issued 300,000 shares of its restricted common stock to The Thornhill Group in partial payment for business advisory services. The issuance dates for these shares were: (1) January 1, 2003 - 100,000 shares; (2) February 1, 2003 - 100,000 shares; and (3) February 20, 2003 - 100,000 shares. The
Company relied on the exemption in Section 4(2) of the Securities Act of 1933 (the "Act"), regarding transactions not involving a public offering in issuing the shares without registration. The Company believes that this exemption is available because the shares were issued consistent with the requirements of the Act regarding the sale of securities not involving a public offering.

Item 3.  Defaults Upon Senior Securities

         The Company is the obligor on a Term Note in the principal amount of $200,000, payable to Ener1 Holdings, Inc. (now known as Ener1 Group, Inc.), the majority stockholder of the Company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid. Interest is payable at 12%. The Company expects to resolve this matter in the near future.

Item 4.  Submission of Matters to a Vote of Security Holders

        None

Item 5.  Other Information

        None

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1 Certification of CEO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of CFO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3 Certification of CEO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.4 Certification of CFO, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         None filed for the quarter ended March 31, 2003.

                          ENER1, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                          ENER1, INC.

Dated: May 20, 2003                       By: /s/ Ronald N. Stewart
                                          ----------------------------
                                          Ronald N. Stewart
                                          Chief Executive Officer
                                          (Principal Executive Officer)




Dated: May 20, 2003                       By: /s/ Mead M. McCabe
                                          -------------------------
                                          Mead M. McCabe
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)