Form 10QSB
period 2003-09-30
ENER1 INC
filed 2003-11-14
CIK 895642

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended Commission File Number: 0-21138
                    September 30, 2003

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

                                                   _____________
             (Former name, former address, and former fiscal year if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 CLASS                                       Outstanding as of November 14, 2003
  Common stock, par value $.01 per                        326,148,783 Shares
                           share

  Transitional Small Business Disclosure Format                 Yes ___ No _X__
                       (check one):

                          ENER1, INC. AND SUBSIDIARIES
              FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Condensed Consolidated Balance Sheet
         (unaudited) as of September 30, 2003...............................   3

         Condensed Consolidated Statements of
         Operations (unaudited) for the three and nine
         months ended September 30, 2003 and 2002 .........................    4

         Condensed Consolidated Statements of
         Cash Flows (unaudited) for the nine
         months ended September 30, 2003 and 2002..........................    5

         Notes to Condensed Consolidated
         Financial Statements (unaudited)..................................    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................  18

     Item 3.      Controls and Procedures ..................................  25

PART II.        OTHER INFORMATION

                          ENER1, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (In thousands except share data)
                                                              September 30, 2003
                                                             -------------------
                                     ASSETS
Current assets
     Cash and equivalents                                                78
     Trade receivables, net                                              25
     Inventories                                                        841
     Prepaid expenses and other current assets                          205
                                                             -------------------
           Total current assets                                       1,149
Property and equipment, net                                          22,500
Investment in EnerStruct                                              1,924
Other assets                                                          1,067
                                                             -------------------
           Total assets                                              26,640
                                                             ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                                 1,616
     Customer deposits                                                  969
     Notes payable to stockholder                                     6,862
     Due to stockholder                                               2,676
     Related party debt                                               1,672
     Accrued expenses and other current liabilities                   2,037
     Notes payable to bank current                                    1,600
     Current maturities of mortgage payable                              29
                                                             -------------------
     Total current liabilities                                       17,461
                                                             -------------------
Long-term liabilities
        Mortgage note payable on building                               682
                                                             -------------------
                                                                        682
                                                             -------------------
Commitments and contingencies (see Note 12)

Stockholders' equity
Minority interest                                                      ---
     Preferred stock, par value $.01 per share, 5,000,000
        shares authorized, none issued and outstanding                 ---
     Common stock, par value $.01 per share, 500,000,000
        shares authorized, 326,138,783 issued and outstanding        3,261
     Additional paid-in capital                                     59,887
     Accumulated deficit                                           (54,651)
                                                             -------------------
           Total stockholders' equity                                8,497
                                                             -------------------
           Total liabilities and stockholder' equity                26,640
                                                             ===================

            See notes to condensed consolidated financial statements.

                                        3

                          ENER1, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands except per share data)

                             Three Months Ended          Nine Months Ended
                                September 30                 September 30
                              2003           2002          2003           2002
                             --------------------        ----------------------
Net sales
    Product sales            $   356      $   208          $ 1,191         $924
    Engineering services         ---          549              151        1,666
                             --------------------        ----------------------
              Total              356          757            1,342        2,590

Cost of goods sold               263          745            1,188        3,318
                             --------------------        ----------------------
    Gross profit (loss)           93           12              154         (728)

Operating expenses:
    Research and development     379          151            1,147          446
    Management fee to
        related third party.     ---          307              ---          717
    Selling, general and
       administrative           2,164      1,643            4,214        4,802
                             --------------------        ----------------------
    Total operating expenses    2,543      2,101            5,361        5,965
                             --------------------        ----------------------
Loss from operations           (2,450)    (2,089)          (5,207)      (6,693)

Other income (expense), net      (218)       (99)            (739)        (159)

Equity in loss from investment in
  EnerStruct                      (79)       ---              (79)          ---
                             --------------------        ----------------------
Loss before income taxes       (2,747)    (2,188)          (6,025)      (6,852)
Income taxes                      ---        ---              ---
                             --------------------        ----------------------                                                                                     1

Loss before minority interest  (2,747)    (2,188)          (6,025)     (6,853)
Minority interest in net loss     251        180              440         348
                             --------------------        ----------------------
Net Loss                       $(2,496)  $(2,008)         $(5,585)    $(6,505)
                             ====================        ======================
Loss per share (basic and
 diluted)                      $ (0.01)  $ (0.01)         $ (0.02)    $ (0.02)
                             ====================        ======================
Weighted average
 shares outstanding            325,201   305,423          313,740     296,399
                             ====================        ======================

            See notes to condensed consolidated financial statements.

                          ENER1, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                        Nine Months
                                                     Ended September 30,
                                                   2003            2002
                                               ---------------- ----------------

Cash provided by (used in):
Operating activities:
      Net loss                                     $ (5,585)           $ (6,505)

      Depreciation and amortization                     196                 504

      Equity in loss from investment in EnerStruct       79                 ---
      Common stock and options issued for services      703                 205
      Minority interest in loss of subsidiary          (440)               (348)
      Changes in assets and liabilities                 808               2,107
                                               ---------------- ----------------
        Net cash used in operating activities        (4,239)             (4,037)

Investing activities:
      Capital expenditures                             (518)             (1,909)
      Purchase of technology licenses                   ---              (1,170)
      Investment in EnerStruct                       (2,003)                ---
                                               ---------------- ----------------
        Net cash used in investing activities        (2,521)             (3,079)
                                               ---------------- ----------------
Financing activities:
       Repayment of related party debt                  ---              (1,073)
       Repayment of long-term debt                      ---                 (18)
       Repayment of short-term note payable            (595)                ---
       Net proceeds from issuance of common stock.     3,521              2,428
       Proceeds from advances from stockholder         3,394              3,994
       Repayment of mortgage payable                     (20)               ---
       Proceeds from note payable                       ---                 215
       Proceeds from minority investment in
        subsidiary                                      250               1,600
                                               ---------------- ----------------
           Net cash provided by financing
            activities                                6,550               7,095
                                               ---------------- ----------------
Net increase (decrease) in cash and equivalents        (210)                (21)
Cash and equivalents, beginning of period               288               1,495
                                               ---------------- ----------------
Cash and equivalents, end of period                  $   78             $ 1,474
                                               ================ ================

            See notes to condensed consolidated financial statements.

                                        5

                          ENER1, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying, unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of normal recurring nature. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain notes and other information have been condensed or omitted from the interim financial statements presented in this
Quarterly Report on Form 10-QSB. The Company's audited financial statements for the year ended December 31, 2002, which are included in the Company's Annual
Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

2. NATURE OF BUSINESS

In the past nine months, Ener1, Inc., a Florida corporation (the "Company"), has changed the focus of its business plan and now concentrates primarily on developing and marketing new energy technologies and products using those technologies, including lithium batteries for military, industrial and consumer applications, as well as fuel cells and solar cells.

Ener1 Battery Company

The Company's lithium battery business is conducted through its wholly-owned subsidiary Ener1 Battery Company ("Ener1 Battery" or "Battery Company"), which it acquired from its parent company, Ener1 Group, Inc. ("Ener1 Group"), in
September 2002. Ener1 Group owns approximately 93% of the Company's outstanding common stock.

On September 6, 2002, the Company entered into a merger agreement with Ener1
Group, pursuant to which it acquired 100% of the outstanding capital stock of
Ener1 Battery in exchange for debt and equity. In accordance with Statement of
Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"),
because the Company and Ener1 Battery were entities under common control, the operations of the two entities were combined from the beginning of each period and presented in a method similar to the pooling of interests method. The
Company previously reported the financial statements of Ener1 Battery for the year ended March 31, 2002 and the three months ended June 30, 2002 and June 30,
2001 in the Company's Current Report on Form 8-K/A filed on October 18, 2002.

Ener1 Battery has five patent applications on file with the U.S. Patent and
Trademark Office relating to its technologies for advanced lithium battery materials, designs, materials and manufacturing processes and is developing additional technologies for lithium metal batteries (and products using those technologies), fuel cells and solar cells. The Company expects to file additional patent applications in the next twelve months involving these new technologies.

EnerLook Solutions, Inc.

In February 2002, the Company formed EnerLook Solutions Inc. ("EnerLook
Solutions"), which develops and markets turn-key video-on-demand and interactive
TV-based information and communications systems to customers in the health care and hospitality industries. To date, the Company has transferred substantially all of the assets of its former Digital Media Technologies Division, which developed the proprietary set top box used in EnerLook Solutions' systems, to
EnerLook Solutions. The Company initially owned 51% of the outstanding common stock of EnerLook Solutions; in the second quarter of 2003, EnerLook Solutions issued 333,333 shares to Solution Investment Group, LLC in exchange for $250,000 and, as a result, the Company currently owns 49.35% of EnerLook Solutions'
outstanding common stock.

Ener1 Technologies, Inc.

On June 13, 2002, the Company formed Ener1 Technologies, Inc. ("Ener1
Technologies"), a wholly-owned subsidiary of the Company, to develop and market products and services for neutralizing the harmful effects of electromagnetic fields in electric power transmission lines and related equipment, using technology acquired by Ener1 Technologies under an exclusive license from an affiliate of Ener1 Group. See Note 5, "Recent Developments - Proposed Spin-Off
of Ener1 Technologies.

Ener1Ukraine

On September 12, 2003, the Company finalized, through its Ener1 Battery Company subsidiary, the acquisition of its R&D partner company in Ukraine. The transaction value was nominal, and the impact on the Company's assets and liabilities resulting from the transaction is not material. The primary purpose of the transaction was to bring the Company's offshore R&D operations more directly under the Company's financial and management control.

Other Subsidiaries

The Company has numerous other subsidiaries, which are listed in Exhibit 21 to its Annual Report on Form 10-KSB for the year ended December 31, 2002 filed with the Securities and Exchange Commission. All of these subsidiaries are dormant.

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The
Company has experienced net operating losses since 1997, incurred negative cash flows from operations since 1999 and, as of September 30, 2003, had an accumulated deficit of $54.7 million. Cash used in operations for the years ended December 31, 1999, 2000, 2001 and 2002 was $6.1 million, $8.2 million,
$6.2 million and $6.5 million, respectively. The Company had negative cash flows from operations of $4.2 million for the nine months ended September 30, 2003.
The Company's management expects that the Company will continue to incur negative cash flows in the fourth quarter of 2003 and additional cash will be required to fund the Company's operations. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. MANAGEMENT PLANS

Concurrently with the acquisition of the Battery Company from Ener1 Group, the Company re-directed its focus primarily on development and marketing of new energy technologies and products, including lithium batteries, fuel cells and solar cells.

Ener1 Battery, EnerLook Solutions and Ener1 Technologies are all
development stage companies. The Company will require additional capital to pursue and complete its business plans, and there can be no assurance that the capital will be available. The Company has been funded by Ener1 Group, since the latter's acquisition of control of the Company in January 2002. During the nine month period ended September 30, 2003, Ener1 Group has provided additional debt and equity funding to the Company of approximately $3.4 million. The Company believes Ener1 Group will continue to provide additional working capital to the
Company in the form of equity or debt funding; however, the Company is also pursuing other sources of financing, including private placements of debt or equity securities to fund the Company's operations.

As part of these financing activities, on July 25, 2003, the Company issued
14 million shares of the Company's common stock to ITOCHU Corporation in exchange for $3.5 million. (See Note 5, "Recent Developments - Investments and
Other Transactions with Itochu Corporation"). All of the $3.5 million has been received by the Company.

5. RECENT DEVELOPMENTS

Proposed spin-off of Ener1 Technologies

On November 6, 2002, Ener1 Technologies filed a registration statement on
Form SB-2 with the Securities and Exchange Commission (the "Commission") to
register the spin-off by the Company of all of Ener1 Technologies' common stock to the record holders of the Company's common stock. The spin-off distribution would occur once the Commission's review of the proposed transaction is completed and the registration statement is declared effective. The Company believes that the distribution of Ener1 Technologies common stock will be treated as a taxable dividend to the Company's stockholders.

Investments and Other Transactions with ITOCHU Corporation

On July 25, 2003, the Company entered into a Subscription and Investment
Agreement with ITOCHU Corporation ("ITOCHU"), pursuant to which the Company issued 14 million shares of its common stock to ITOCHU in exchange for $3.5 million, or $0.25 per share. In addition, the Company granted the following options to ITOCHU to increase its ownership of the Company's common stock at the following prices: During the six month period from July 25, 2003 through January
24, 2004, ITOCHU has the option to purchase up to 12,461,861 shares of the
Company's common stock, which equals 4% of the number of shares of common stock outstanding as of July 24, 2003, for $0.70 per share. During the six month period from January 25, 2004 through July 24, 2004, ITOCHU has the option to purchase up to 9,346,396 additional shares of the Company's common stock, which equals 3% of the number of shares of the Company's common stock outstanding as of July 24, 2003, for $2.50 per share.

On August 14, 2003, using proceeds from the ITOCHU investment, the Company invested $2 million for 49% of the outstanding capital stock of EnerStruct,
Inc., a newly formed Japanese company ("EnerStruct") to pursue technology development and marketing opportunities for lithium batteries in Japan, using technologies licensed to it by the Company, Ener1 Battery and ITOCHU. ITOCHU
owns 51% and the Company owns 49% of EnerStruct. The Company's investment in
EnerStruct is being accounted for on the equity method of accounting.

On September 12, 2003, the Company finalized, through its Ener1 Battery
Company subsidiary, the acquisition of its R&D partner company in Ukraine. The transaction value was nominal, and the impact on the Company's assets and liabilities resulting from the transaction is not material. The primary purpose of the transaction was to bring its offshore R&D operations more directly under the Company's financial and management control.

In connection with the foregoing activities, the Company and Ener1 Battery have entered into a license agreement with ITOCHU and EnerStruct and agreed to provide EnerStruct with an exclusive license (for Japan only) to use the technologies covered by two of Ener1 Battery Company's pending patent applications. ITOCHU has also licensed to EnerStruct, on an exclusive basis, several of its patents relating to its lithium battery technologies.

6. SEGMENT REPORTING

The Company has reported its result of operations in the following reporting segments for the nine and three months ended September 30, 2003: Ener1
Battery, a wholly-owned subsidiary of the Company that develops and markets lithium technology batteries for military, industrial and consumer applications;
EnerLook Solutions, a 49.35%-owned subsidiary of the Company that develops and markets turn-key video-on-demand and interactive TV-based information and communications systems to customers in the health care and hospitality industries; Ener1 Technologies, a wholly-owned subsidiary of the Company formed to develop and market products and services for neutralizing the harmful effects of electromagnetic fields in electric power transmission lines and related equipment; and Digital Media Technologies Division, a division of the Company that, until its remaining assets were transferred to EnerLook Solutions in May of 2003 was in the business of developing and marketing set top boxes. The sales, losses and other financial information reported below by segment are for the three and nine months ended September 30, 2003 and 2002.

Ener1 Battery was incorporated on March 1, 2001 in the State of Florida under the name of Ener1 USA Incorporated. On March 27, 2002, Ener1 USA
Incorporated changed its name to Ener1 Battery Company. In September 2002, the
Company acquired all of the outstanding stock of Ener1 Battery from Ener1 Group.
In accordance with SFAS 141, because the Company and Ener1 Battery were under common control, operations of the entities were combined from the beginning of each period and presented in a manner similar to the pooling of interests method, as if the acquisition of Ener1 Battery had occurred at the beginning of the first period presented. As a result, the Battery Company's results of operations are included in the Company's condensed consolidated financial statements and in the information below for both the three-month and nine-month periods ended September 30, 2003 and 2002.

In January 2003, EnerLook Solutions implemented its first hospital system contract for interactive, in-room, TV-based communications systems, which generated approximately $146,000 in revenue, the majority of which was attributable to system equipment sales.

The Company has operated Ener1 Technologies during the three and nine months ended September 30, 2003 and 2002 as a development stage company. Ener1
Technologies did not have significant financial statement activity during these periods as its operations were limited.

Transactions between segments, consisting principally of product sales and purchases, are recorded at the sales price. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contributions of each segment to income and expenses.

                                Segment Reporting

                                                   Three Months Ended                            Nine Months Ended
                                                      September 30,                                September 30,
                                            --------------------------------------    ----------------------------------
                                                   2003                2002                2003              2002
           Amounts in thousands

Sales:
      Digital Media Division                         380               815               1,219             2,691
      EnerLook Solutions, Inc.                        24               ---                 171               ---
      Ener1 Technologies, Inc.                       ---               ---                 ---               ---
      Ener1 Battery Company                          ---               ---                 ---               ---
      Intercompany Eliminations                      (48)              (58)                (48)             (101)
                                            --------------------------------------    ----------------------------------
Net Sales                                            356               757               1,342             2,590
                                            ======================================    ==================================
Income (Loss) before minority
  interest
      Digital Media Division                          (4)           (1,008)               (126)           (4,202)
      EnerLook Solutions, Inc.                      (929)             (367)             (1,568)             (718)
      Ener1 Technologies, Inc.                       (40)              (52)               (142)             (126)
      Ener1 Battery Company                       (1,783)             (761)             (4,189)           (1,807)
                                            --------------------------------------    ----------------------------------
Loss before minority interest                     (2,747)           (2,188)             (6,025)           (6,853)
                                            ======================================    ==================================
Assets
      Digital Media Division                                                               486             1,700
      EnerLook Solutions, Inc.                                                           1,641               975
      Ener1 Technologies, Inc.                                                              10                13
      Ener1 Battery Company                                                             24,503            22,069
                                                                                      ----------------------------------
Total Assets                                                                            26,640            24,757
                                                                                      ==================================
7. REVENUE RECOGNITION

Revenue from contracts for services is recognized as the work is performed.
Services are provided under these contracts on either a time-and-materials basis or on a fixed-price basis. Under time-and-materials contracts, revenue is calculated by multiplying the number of hours worked by the contractually agreed upon rate per hour. Under fixed-price contracts, revenue is calculated by applying the percentage of completion method, which is based on the ratio of total hours incurred to date to the total estimated hours. Several factors must be satisfied before revenue may be recognized under services contracts. These factors depend on the nature of the contract and include the completion of certain contractual milestones, which must be verified by the customer before revenue is recognized; and a calculation of the costs incurred and an estimated cost to complete the contract to determine if costs are in excess of potential revenue. The Company records a loss in the current period during which a loss on a project appears probable. The amount of such loss is the reasonably estimated loss on the project.]

Revenue from product licenses is recognized as earned pursuant to the terms of the related contract, which generally occurs when the Company ships equipment in conjunction with a license. Amounts received but unearned as of September 30,
2003 (including amounts for such licenses as well as equipment sales) were
$969,110 and are recorded as customer deposits.

8. CONSOLIDATION OF 49.35% SUBSIDIARY (ENERLOOK SOLUTIONS, INC.)

When formed in February 2002, EnerLook Solutions was a 51% subsidiary of the Company. Earlier this year, EnerLook Solutions issued 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000, reducing the Company's ownership to 49.35%. The issuance of securities was a private placement under Section 4(2) of the Securities Act of 1933 (the
"Securities Act") and exempt from registration under the Securities Act. Ener1
Group owns 42.58% of the outstanding common stock of EnerLook Solutions. Since
EnerLook Solutions was formed, the Company has consolidated EnerLook Solutions'
results of operations and its balance sheet as part of the Company's consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary's results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook
Solutions and own an aggregate of 91.93% of EnerLook Solutions' outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook Solutions' common stock from 51% to 49.35% does not materially reduce the control the Company exercises over EnerLook Solutions' operations.

If the Company were to report the investment in EnerLook Solutions under the equity method of accounting, the Company would report its investment in
EnerLook Solutions' assets and liabilities as a net investment by the Company instead of consolidating EnerLook Solutions' assets and liabilities with those of the Company. In addition, the Company's share of losses of EnerLook Solutions would be included in the Company's results of operations as one line item instead of including EnerLook Solution' revenue and expenses in the Company's statement of operations. At September 30, 2003, EnerLook Solutions had total assets of $1.6 million, liabilities of $1.8 million and net deficit of $0.2 million.

In the second quarter of 2003, the Company transferred certain assets of its Digital Media division to EnerLook Solutions, Inc. in order to consolidate the Company's set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook
Solutions, resulting in an intercompany receivable from EnerLook Solutions in the amount of $1.0 million. The Company is winding up the remaining operations of its Digital Media Technologies Division, which currently consist primarily of inventory liquidation and warranty/support services.

9. TECHNOLOGY LICENSES

During the nine months ended September 30, 2002, the Company capitalized approximately $1.0 million of expenses in connection with licenses purchased by the Company related to its set-top box technology. Management believes that this technology and the related set-top boxes will not be fully developed and marketable until sometime during 2004, and the Company will not generate significant revenues from the sale of these set-top boxes until that time. Based on this, the Company is currently not amortizing the licenses. These licenses will continue to be reviewed for impairment in accordance with Statement of
Financial Accounting Standards No. 144 ("SFAS 144").

As part of the Company' consolidation of the former operations of the
Digital Media Technologies Division and EnerLook Solutions described above,
Digital Media transferred its portion of the licenses to EnerLook Solutions to consolidate the activities of the set top box business into one entity, EnerLook
Solutions.

10. GUARANTEE OF CERTAIN LOANS

At September 30, 2003, Ener1 s.r.l., a related Italian company, had a loan outstanding to Meliorbanca, an Italian bank, in the amount of approximately EURO
1,967,685, or approximately US$2,282,515. The loan to Meliorbanca is payable in monthly installments of EURO 100,000, starting March 31, 2003, with a balloon payment for the remainder on March 31, 2004. The Company, Ener1 Group, and Ener1
Battery are guarantors on the loan, along with other related parties. All required payments under the loan have been made to date. Ener1 Battery has provided certain production equipment as collateral to secure the obligations due under the loan and Meliorbanca has a security interest in this equipment.
The collateral coverage on specified Ener1 Battery production equipment is EURO
5,000,000 (approximately US$5,800,000 as of the date of this filing).

Ener1 Group has borrowed approximately $24 million from one of its principal stockholders, BZINFIN, S.A. The Battery Company equipment (up to the amount of $1,000,000 plus interest thereon) and two of the five pending patents owned by the Battery Company comprise a portion of the collateral securing one of these loans. (BZINFIN released its security interest in a third pending patent in connection with the ITOCHU Investment Transactions.) Repayment of these loans is scheduled for December 31, 2003 in a lump sum. The Company believes that the repayment date will be extended, and the Company is currently in discussions with BZINFIN regarding the terms of such extension.

11. NET LOSS PER SHARE

The Company computes net loss per share under Statement of Financial
Accounting Standards No. 128, "Earnings Per Share", which requires a dual presentation of basic and diluted earnings per share on the face of the
Company's statement of operations. Basic earnings per share excludes the dilutive effects of common stock equivalents and is computed by dividing income or loss attributable to common shares by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the effects of the potential dilution that could occur if options or other contracts to issue common stock were converted into common stock, but such securities or contracts are excluded from the calculation of earnings per share if their effects would be anti-dilutive. The Company excluded common stock equivalents from the weighted-average shares outstanding calculation for the three and nine months ended September 30, 2003 and 2002, respectively, as their effect was anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

On June 28, 2003, the Company settled a lawsuit brought by Eduard Will, the
Company's former President and Chief Executive Officer, regarding amounts allegedly owed by the Company to Mr. Will under an employment agreement. Mr.
Will sought monetary damages for the Company's alleged breach of his employment agreement with the Company, including severance payments and other compensation.
The Company agreed to pay Mr. Will a total of $100,000 in cash, to be paid in twelve equal monthly payments and to issue to him 240,000 shares of the
Company's unregistered common stock. The issuance of the shares was exempt from registration under the Securities Act of 1933. The shares have not been registered under the Securities Act. Mr. Will has the right, under the settlement agreement, to have his shares registered in the first registration for which such shares are eligible for registration.

On August 13, 2003, the Company settled a lawsuit brought by GMC
Properties, Inc., the landlord for the Company's former leased facility in Boca
Raton, Florida, regarding amounts allegedly owed by the Company to GMC for rent and certain repairs to the property. The Company has agreed to pay GMC
Properties a total of $150,000, which includes $30,000 that has already been paid by the Company and monthly payments of $10,000 for twelve months.

The Company was named as a co-defendant in an action brought in the United
States District Court for the District of Massachusetts, by NEC Technologies,
Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring
Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel
Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors of its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify
NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25,
2000; however, the reason for the dismissal was procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the future, NEC has not taken any such action against the Company to date. The
Company cannot predict at this time whether any future claim brought by NEC would have a material adverse effect on the Company's operating results, financial condition or cash flows.

The Company and a wholly-owned subsidiary, Boca Global, Inc., were named as co-defendants in an action brought in the District Court of South Dakota by
Gateway, Inc. ("Gateway"). Global Village, Inc. had contracted to supply its
FaxWorks software to Gateway to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the
FaxWorks product. Gateway was previously expected to pay between $5 million and
$6 million to settle litigation brought by PhoneTel, for which Gateway has sought indemnification from the Company, Boca Global, Inc., and an unrelated co-defendant. On January 19, 2001, a motion to dismiss was granted with respect to the claims brought against the Company. Boca Global, Inc. remains a defendant in the lawsuit. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

The Company is the obligor on a Term Note in the principal amount of
$200,000, payable to Ener1 Holdings, Inc. (now known as Ener1 Group, Inc.), majority stockholder of the Company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid.

The Company's wholly-owned subsidiary, Ener1 Battery Company, is the obligor on a negotiable promissory note in the amount of $5,500,000, payable to its majority stockholder Ener1 Group, which note matured on August 31, 2003. The
Company is the obligor on a promissory note in the amount of $1,161,850, payable to Ener1 Group, which note matured on September 1, 2003. None of the principal or accrued interest has been paid on either of these notes. The Company is in the process of negotiating alternate payment arrangements for all three of the above notes at this time and believes that such arrangements will be completed shortly.

13. STOCKHOLDERS' EQUITY

During the quarter ended March 31, 2003, the Company issued 300,000 shares of common stock to a consultant in accordance with the terms of a consulting agreement. Under the agreement, the Company is also obligated to issue a warrant to the consultant to acquire 200,000 shares of common stock at an exercise price of $.10 per share which would expire in December 2004. As of the date of this filing, the warrant has not yet been issued. During the quarter ended September
30, 2003 the Company issued 1,000,000 shares to the consultant in exchange for early termination of the consulting agreement. During the nine months ended
September 30, 2003, options to purchase 2,710,000 shares of Common Stock were issued, options to purchase 262,333 shares of Common Stock were terminated and options to purchase 421,846 shares of Common Stock were exercised. In addition, in September 2003 the Company signed an employment agreement with Kevin
Fitzgerald, its new Chairman and CEO, pursuant to which the Company is obligated to issue to Mr. Fitzgerald (1) as of the date of the agreement, 300,000 shares of Common Stock, and an option to purchase 9,716,716 shares of the Company's common stock, (2) on December 31, 2004, an option to purchase that number of shares of Common Stock equal to one percent of the Company's fully diluted common shares outstanding as of December 31, 2004 and (3) on December 31, 2005,
an option to purchase that number of shares of Common Stock equal to one half of one percent of the Company's fully diluted common shares outstanding as of
December 31, 2005. The Company is obligated to register the resale of the shares issued to Mr. Fitzgerald by filing an S-8 registration statement with the
Securities and Exchange Commission. The Company has also issued 450,000 shares of restricted Common Stock to certain members of its management in transactions that were exempt from registration under the Securities Act, and the Company is obligated to register the resale of such shares under an S-8 registration statement.

14. RELATED PARTY TRANSACTIONS

Ener1 Group incurred expenses on behalf of the Company, including payroll, advisory services and other administrative expenses, for the three and nine months ended September 30, 2003 totaling approximately $86,062 and $491,158, respectively, and for the three and nine months ended September 30, 2002 totaling approximately $307,522 and $938,033, respectively. The expense advances are non-interest bearing, due on demand and are included in Due to Stockholder on the balance sheet. The reduction of allocated expenses to the Company by
Ener1 Group in the three months ended September 30, 2003 is primarily due to the determination that management salaries be charged directly to the Company.

During the quarter ended March 31, 2003, a total of approximately
$1,420,000 was allocated and advanced by Ener1 Group (including the allocation of the incurred expenses above) to the Company, of which approximately $909,000 was contributed as Additional Paid-in Capital. During the quarter ended June 30,
2003, approximately $1,388,000 was allocated and advanced by Ener1 Group
(including the allocation of incurred expenses above) to the Company. None of the additional $1,388,000 was converted to capital and is reflected in Due to
Stockholder.

During the quarter ended September 30, 2003, approximately $586,000 was allocated and advanced by Ener1 Group (including the allocation of advisory services and other administrative expenses).

15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND INTERPRETATIONS

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset
Retirement Obligations" ("SFAS 143"). SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.
Adoption of this statement did not have a material effect on the Company's financial condition, results of operations and cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities." This statement addresses accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3. This statement is effective for exit or disposal costs initiated after December 31, 2002, with early adoption encouraged. Adoption of this statement did not have a material effect on the condensed consolidated financial statements of the Company.

In November 2002 the EITF reached a consensus on Issue No. 00-21, "Revenue
Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF
Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after September 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 , "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" ("FIN45"). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of this
Statement did not have a material impact on the Company's condensed consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based
Compensation, Transition and Disclosure" ("SFAS 148"). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value based method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect of changes based on SFAS No. 148 in interim financial statements. The transition and annual disclosure requirements of SFAS
No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. Adoption of this Statement did not have a material impact on the Company's condensed consolidated financial statements.

The Company has adopted the disclosure-only provisions of SFAS No.-123,
"Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no
compensation cost has been recognized for the stock option plans because the exercise prices of employee stock options equals the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been as indicated below for the three and nine months ended September 30, 2002 and 2003:

                                      Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                 -------------------------- -------------------------
                                       2003           2002      2003          2002
                                 -------------------------- -------------------------
Net loss, as reported                  ($2,496)    ($2,008)   ($5,585)     ($6,505)
Plus: compensation recorded due
 to variable options                       199          60        199          183
Less: Pro forma stock based
 employee compensation,
 net of related tax                       (80)        (586)      (195)        (586)
                                 -------------------------- ---------------------------
Pro forma net loss                    ($2,377)     ($2,534)   ($5,581)     ($6,908)

Loss per share
    Basic and diluted as reported      ($0.01)      ($0.01)    ($0.02)      ($0.02)
    Basic and diluted pro forma        ($0.01)      ($0.01)    ($0.02)      ($0.02)

In January 2003, the FASB issued FASB Interpretation No. 46 ,
"Consolidation of Variable Interest Entities, an Interpretation of ARB No.
51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Adoption of this Statement did not have a material impact on the Company's condensed consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement
133 on Derivative Instruments and Hedging Activities", which amends SFAS
133, "Accounting for Derivative Instruments and Hedging Activities". The
primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003.
Adoption of this Statement did not have a material impact on the Company's condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150,"Accounting For Certain
Financial Instruments with Characteristics of both Liabilities and Equity"
("SFAS NO. 150"). SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instrument that is a liability under this Statement is an obligation that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts
Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise the existing definition of liabilities to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of a non-public entity, as to which the effective date is for fiscal periods beginning after December 15, 2003. Adoption of this Statement did not have a material impact on the Company's condensed consolidated financial statements.

PART I

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company's expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend",
"believe," "estimate," "predict," "potential" or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from the events or results described in the forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. All forward-looking statements are based on information available to the
Company on the date of this filing, and we assume no obligation to update any of the forward-looking statements.

The following discussion should be read in conjunction with the
Company's condensed consolidated financial statements, related notes and the other financial information appearing elsewhere in this Form 10-QSB.
You are also urged to carefully review and consider the various disclosures made by the Company regarding the factors which affect the Company's business, including without limitation, the disclosures made under the caption "Certain Factors That May Affect Future Performance" contained in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

We have reorganized and refocused our business during the last nine months to concentrate on development and marketing of technologies and products related to lithium batteries, fuel cells and solar cells. Our goal is to be the technology leader in both lithium batteries and fuel cells.
Our lithium battery business is conducted through our wholly-owned subsidiary, Ener1 Battery Company ("Ener1 Battery"). During the last nine months, we have wound up substantially all of the operations of our former
Digital Media Technologies Division. In May of 2003, we transferred substantially all of the remaining assets of that division to our 49.35%
owned subsidiary, EnerLook Solutions, Inc. ("EnerLook Solutions").

We are actively engaged in developing and delivering to customers and potential customers samples of products and components of lithium batteries based on technologies that are the subject of Ener1 Battery's pending patents. We are also developing technologies, materials and prototypes for new types of fuel cells and solar cells and expect to file further patent applications related to both in the near future. We believe that we have substantial competitive advantages in our fuel cell technologies, which we are actively pursuing in product development. We believe that these advantages include extended working life, higher efficiency of fuel usage;
higher efficiency of fuel cell generator, higher mass and volume specific energy characteristics and lower $/kilowatt cost.

Our fuel cell business plan will focus on capitalizing on our existing fuel cell technology to produce complete working fuel cell prototypes during the next six months and a complete pilot scale production facility during the next two years. We plan to enter into license and/or third party manufacturing agreements to eliminate the fixed costs of investing in full scale fuel cell manufacturing facilities. The pilot scale production facility would be used for continued research and development and selected high margin fuel cell component manufacturing.

EnerLook Solutions develops and markets turn-key video-on-demand and interactive TV-based information and communications systems to customers in the health care and hospitality industries. To date, EnerLook Solutions has had two contracts under which it has installed its systems in hospitals, and it is actively marketing its systems to additional potential customers in the healthcare and hospitality industries.

Our Ener1 Technologies, Inc. ("Ener1 Technologies") subsidiary has been engaged in the development and marketing of products and services for neutralizing the harmful effects of electromagnetic fields in electric power transmission lines and related equipment, using technology licensed by Ener1 Technologies under an exclusive license from an affiliate of Ener1
Group.

Results of Operations

Revenue. Revenue was $.4 million for the three months ended September
30, 2003, a decrease of $.4 million from $.8 million in revenue for the three months ended September 30, 2002. For the nine months ended September
30, 2003, revenue was $1.3 million, a decrease of $1.3 million from $2.6 million in sales for the nine months ended September 30, 2002. The substantial majority of revenue in the three and nine months ended
September 30, 2003 consisted of sales of residual inventories of set top boxes from our former Digital Media Technologies Division.

The decrease in revenue from sales of set top boxes and engineering services reflects management's decision to shift our activities away from labor-intensive, intermittent, engineering services contracts and lower margin sales of set top boxes to focus primarily on development and marketing of new energy technologies and products using those technologies, such as lithium batteries, fuel cells and solar cells. Management believes that our patent pending technologies and access to low cost materials in these areas will enable us to realize higher margins on future product sales as the new products are released. Currently, we are producing lithium battery prototypes and components that are being tested by customers and potential customers, as well as performing ongoing product development and product design.

EnerLook Solutions develops and markets interactive, in-room TV-based communication systems for the hospital and hospitality industries. EnerLook
Solutions' sales for the nine months ended September 30, 2003 were
$171,000, which is included in the $0.4 million revenue for the nine months ended September 30, 2003. EnerLook Solutions had no revenue for the nine months ended September 30, 2002.

Margins. Gross profit for the three months ended September 30, 2003 was $93,000, an increase of $81,000 from $12,000 for the three months ended
September 30, 2002. Similarly, gross profit for the nine months ended
September 30, 2003 was $154,000, an increase of $882,000 from a loss of
$728,000 for the nine months ended September 30, 2002. Our management believes that this improvement reflects continuing cost cutting and control efforts during the last nine months.

 R&D Expense. Given our current positioning and goal of being the technology leader in both lithium batteries and fuel cells, continuing
R&D plays an important role in our activities. R&D expense for the three months ended September 30, 2003 was $379,000, an increase of $228,000 from
$151,000 for the three months ended September 30, 2002. R&D expense for the nine months ended September 30, 2003 was $1.1 million, an increase of
$701,000 from $446,000 for the nine months ended September 30, 2002. We are no longer incurring R&D expenses for the former Digital Media Technologies
Division.

Selling, General and Administrative Expenses ("SG&A"). SG&A
for the three months ended September 30, 2003 was $2.2 million, an increase of $0.6 million from $1.6 million for the three months ended September 30,
2002. SG&A for the nine months ended September 30, 2003 was $4.2 million, a decrease of $0.6 million from $4.8 million for the nine months ended
September 30, 2002. This decrease was the result of our cost cutting and cost control efforts over the last nine months, offset in the three months ended September 30, 2003 by the hiring of additional personnel for the Company's administrative, battery and fuel cell operations.

Liquidity and Capital Resources

 Going Concern. We have experienced net operating losses since
1997, incurred negative cash flows from operations since 1999 and, as of
September 30, 2003, had an accumulated deficit of $54.7 million. Cash used in operations for the years ended December 31, 1999, 2000, 2001 and 2002 was $6.1 million, $8.2 million, $6.2 million and $6.5 million, respectively. We had negative cash flows from operations of $4.2 million for the nine months ended September 30, 2003. Our management expects that our operations will continue to incur negative cash flows in the fourth quarter of 2003 and additional cash will be required to fund our operations. These conditions, among others, give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

 Working Capital. Our working capital deficit increased from
$11.9 million at December 31, 2002 to $16.3 million at September 30, 2003.
The latter amount includes $6.9 million in notes payable to our parent company, Ener1 Group, $2.7 million in advances from stockholders, and $1.7 million in current liabilities owed to related parties. Ener1 Group provided cash needed to fund our operations since its acquisition of Ener1, most recently providing $1.5 million in new funding in October and November of 2003. The decrease in working capital is primarily due to a net $2.5 million increase in Due to Stockholders and the reclassification of $1.6 million of Long Term Notes Payable to Current Notes Payable.

Additional funding was provided in the third quarter by ITOCHU
Corporation, a Japanese company, which purchased 14 million shares of our
Common Stock for an aggregate purchase price of $3.5 million in a private sale under Section 4(2) of the Securities Act of 1933. In addition, we granted the following options to ITOCHU to increase its ownership of our common stock at the following prices: During the six month period from July
25, 2003 through January 24, 2004, ITOCHU has the option to purchase up to
12,461,861 shares of our common stock, which equals 4% of the number of shares of common stock outstanding as of July 24, 2003, for $0.70 per share. During the six month period from January 25, 2004 through July 24,
2004, ITOCHU has the option to purchase up to 9,346,396 additional shares of our common stock, which equals 3% of the number of shares of our common stock outstanding as of July 24, 2003, for $2.50 per share. (See
"Investment Transactions," below.)

We will need substantial additional capital to continue its R&D efforts in high energy lithium batteries and fuels cells, as well as to carry out its marketing efforts and begin production in its battery manufacturing plant. Additional funds will also be needed for payment of existing balance sheet payables and general working capital purposes. We can make no assurances regarding the availability or terms of funding to meet these needs. We are actively seeking additional capital through various sources, including its existing investors. Our operations have been funded primarily for the last two years by equity investments, loans, and advances from Ener1, Group and funds from the ITOCHU stock purchase.

We are the obligor on a Term Note in the principal amount of $200,000, payable to Ener1 Holdings, Inc. (now known as Ener1 Group, Inc.), our parent company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid. Interest on the principal of the note is payable at 12%. We expect to refinance this debt with Ener1
Group in the near future.

Our subsidiary, Ener1 Battery, is the obligor on a negotiable promissory note in the amount of $5,500,000, payable to Ener1 Group. We re the obligor on a promissory note in the amount of $1,161,850, payable Ener1
Group. These notes matured on August 31, 2003, and September 1, 2003, respectively. None of the principal or accrued interest has been paid. We expect to refinance this debt with Ener1 Group in the near future.

As of September 30, 2003, our total indebtedness was $18.1 million, of which $17.5 million consisted of current liabilities. Current liabilities include $11.2 million due to either stockholders or related parties. The remaining current liabilities consisted primarily of $1.6 million in accounts payable, $2 million in accrued expenses (of which approximately
$1.0 million is accrued interest on the stockholder and related party debt), $1.0 million in Customer Deposits, and $1.6 million in two bank loans that mature in August of 2004. We have entered into payment agreements with a substantial number of our trade creditors, and we are paying them over various time periods to conserve working capital.

Investment Transactions

 ITOCHU Corporation. On July 25, 2003, we entered into a
Subscription and Investment Agreement with ITOCHU Corporation, under which we issued 14 million shares of our common stock, which represents approximately 4.3% of our outstanding common stock, to ITOCHU Corporation at a price of $0.25 per share. The transaction was a private placement under Section 4(2) of the Securities Act of 1933. In addition, we granted the following options to ITOCHU to increase its ownership of our common stock at the following prices: During the six month period from July 25,
2003 through January 24, 2004, ITOCHU has the option to purchase up to
12,461,861 shares of our common stock, which equals 4% of the number of shares of common stock outstanding as of July 24, 2003, for $0.70 per share. During the six month period from January 25, 2004 through July 24,
2004, ITOCHU has the option to purchase up to 9,346,396 additional shares of our common stock, which equals 3% of the number of shares of our common stock outstanding as of July 24, 2003, for $2.50 per share. The shares issued to ITOCHU have not been registered under the Securities Act of 1933.
We have granted certain registration rights to ITOCHU for the registration of these shares.

Using the proceeds of the ITOCHU investment, we invested $2 million in a new Japanese company called EnerStruct, Inc. ("EnerStruct"), of which we own 49% and ITOCHU owns 51% and the Company would own 49%, with the Company investing $2 million into EnerStruct for its 49% interest and ITOCHU investing $1.1 million plus equipment totaling approximately $0.5 million in EnerStruct. EnerStruct's business plan is to combine the technical, marketing and financial resources of ITOCHU Ener1 to sell lithium batteries in Japan, concentrating on automotive and other areas.

We also entered into a license agreement with ITOCHU, Ener1 Battery
Company and EnerStruct to provide EnerStruct with an exclusive license (for
Japan only) to the technologies covered by two of Ener1 Battery's pending patent applications. ITOCHU also exclusively licensed to EnerStruct numerous patents involving its battery technologies as part of the above transactions.

 Ener1 Ukraine. On September 12, 2003, the Company finalized, through its Ener1 Battery Company subsidiary, the acquisition of its R&D partner company in Ukraine. The transaction value was nominal, and the impact on the Company's assets and liabilities resulting from the transaction is not material. The primary purpose of the transaction was to bring its offshore R&D operations more directly under the Company's financial and management control.

Certain Accounting Policies

 Stock Compensation.  We apply the intrinsic method of
measuring employee stock compensation under APB 25 and disclose the effects of measuring the compensation using the fair value method prescribed in
SFAS 123 which is consistent with the treatment employed by most public companies.

 Consolidation of EnerLook Solutions, Inc.  When formed in
February 2002, EnerLook Solutions was a 51% subsidiary of the Company.
Earlier this year, EnerLook Solutions issued 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000, reducing the
Company's ownership to 49.35%. The issuance of securities was a private placement under Section 4(2) of the Securities Act of 1933 (the "Securities
Act") and exempt from registration under the Securities Act. Ener1 Group owns 42.58% of the outstanding common stock of EnerLook Solutions. Since
EnerLook Solutions was formed, the Company has consolidated EnerLook
Solutions' results of operations and its balance sheet as part of the
Company's consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary's results of operations with the less than 51% parent company, as it is presumed that the less than 51%
parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook Solutions and own an aggregate of 91.93% of EnerLook Solutions' outstanding common stock.
Management believes that the reduction in its ownership percentage of
EnerLook Solutions' common stock from 51% to 49.35% does not materially reduce the control the Company exercises over EnerLook Solutions'
operations.

If the Company were to report the investment in EnerLook Solutions under the equity method of accounting, the Company would report its investment in EnerLook Solutions' assets and liabilities as a net investment by the Company instead of consolidating EnerLook Solutions'
assets and liabilities with those of the Company. In addition, the
Company's share of losses of EnerLook Solutions would be included in the
Company's results of operations as one line item instead of including
EnerLook Solutions' revenue and expenses in the Company's statement of operations. At September 30, 2003, EnerLook Solutions had total assets of
$1.6 million, liabilities of $1.8 million and net deficit of $0.2 million.

In the second quarter of 2003, the Company transferred certain assets of its Digital Media division to EnerLook Solutions, Inc. in order to consolidate the Company's set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook Solutions, resulting in an intercompany receivable from
EnerLook Solutions in the amount of $1.0 million. The Company is winding up the remaining operations of its Digital Media Technologies Division, which currently consist primarily of inventory liquidation and warranty/support services.

ITEM 3.  CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of its management, including our Chief Executive Officer (the
"CEO") and our Chief Financial Officer (the "CFO"), regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 3a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the "Act")), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the
Securities and Exchange Commission's rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow for timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

                                OTHER INFORMATION

Item 1.  Legal Proceedings

As described in the Company's reports on Form 10-QSB filed on May 20,
2003 and August 19, 2003, respectively, the Company has been involved in litigation brought by Eduard Will, the Company's former President and Chief
Executive Officer, regarding amounts allegedly owed by the Company to Mr.
Will under an employment agreement. Mr. Will filed suit in the Circuit
Court of Palm Beach County, Florida on October 7, 2002, seeking monetary damages for alleged breach of his employment agreement with the Company, including severance payments and other compensation. The law suit was settled on June 28, 2003 for $100,000 in cash, payable in twelve equal monthly payments, and 240,000 shares of restricted common stock at a price of $0.25 per share. The issuance of the shares is exempt under Section 4(2)
of the Securities Act of 1933.

On August 13, 2003, the Company settled a lawsuit brought by GMC
Properties, Inc., the landlord for the Company's former leased facility in
Boca Raton, Florida, regarding amounts allegedly owed by the Company to GMC for rent and certain repairs to the property. As previously described in the Company's reports on Form 10-QSB filed on May 20, 2003 and August 19,
2003, respectively, GMC Properties filed suit on April 14, 2003 in the
Circuit Court of Palm Beach County, Florida. The Company has agreed to pay
GMC Properties a total of $150,000, which includes $30,000 which already has been paid by the Company and monthly payments of $10,000 for twelve months.

As described in the Company's reports on Form 10-QSB filed on May 20,
2003 and August 19, 2003, respectively, the Company was named as a co-defendant in an action brought in the United States District Court for the District of Massachusetts on September 24, 1999 by NEC Technologies,
Inc. ("NEC"). The suit alleges that the Company supplied modem hardware to
NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. ("PhoneTel"), allegedly as a result of NEC's combination of modem hardware and software supplied by the vendors of its personal computer products. NEC alleges that the Company and
Ring Zero are obligated to indemnify NEC for NEC's costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the future, NEC has not taken any such against the Company to date. The Company cannot predict at this time whether any future claim brought by NEC would have a material adverse effect on the Company's operating results, financial condition, or cash flows.

The Company and a wholly-owned subsidiary, Boca Global, Inc. were named co-defendants in an action brought on April 21, 2000 in the District
Court of South Dakota, by Gateway, Inc. ("Gateway"), as described in the
Company's reports on Form 10-QSB filed on May 20, 2003 and August 19, 2003, respectively. Global Village, Inc. had contracted to supply its FaxWorks software to Gateway to be bundled with Gateway PCs. Gateway's complaint against the Company and Boca Global, Inc. alleged that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. On January 19, 2001, a motion to dismiss was granted with respect to the claims brought against the Company. Boca
Global, Inc. remains a defendant in the lawsuit. While the Company believes that Boca Global, Inc. will be able to assert numerous defenses to the liability, the Company is unable to estimate what impact, if any, this claim will have upon the Company's financial statements, given the preliminary nature of the claim.

Item 2.  Changes in Securities and Use of Proceeds

 Sale of Stock to ITOCHU Corporation.  As described in
Management's Discussion and Analysis of Financial Condition and Results of
Operations ("Investment Transactions"), the Company sold 14 million shares of its common stock to ITOCHU Corporation on July 25, 2003 for the price of
$0.25 per share, for a total purchase price of $3.5 million. The transaction was exempt from registration under Section 5 of the Securities
Act of 1933 because it was as private sale with under Section 4(2) of the
Securities Act that did not involve a public offering or any advertising to the general public.

In addition, the Company granted the following options to ITOCHU to increase its ownership of the Company's common stock at the following prices: During the six month period from July 25, 2003 through January 24,
2004, ITOCHU has the option to purchase up to 12,461,361 shares of the
Company's common stock, which equals 4% of the number of shares of common stock outstanding as of July 24, 2003, for $0.70 per share. During the six month period from January 25, 2004 through July 24, 2004, ITOCHU has the option to purchase up to 9,346,396 additional shares of the Company's common stock, which equals 3% of the number of shares of the Company's common stock outstanding as of July 24, 2003, for $2.50 per share.

During the quarter ended March 31, 2003, the Company issued 300,000 shares of common stock to a consultant in accordance with the terms of a consulting agreement. Under the agreement, the Company is also obligated to issue a warrant to the consultant to acquire 200,000 shares of common stock at an exercise price of $.10 per share which would expire in December 2004. As of the date of this filing, the warrant has not yet been issued. The Company expects this warrant to be issued in the next 30 days. During the quarter ended September 30, 2003 the
Company issued 1,000,000 shares of its common stock to the consultant in exchange for cancellation of the consulting agreement. The transactions were exempt from registration under Section 4(2) of the Securities Act of 1933.

During the nine months ended September 30, 2003, options to purchase
2,710,000 shares of Common Stock were issued, options to purchase 262,333 shares of Common Stock were terminated and options to purchase 421,846 shares of Common Stock were exercised.

In addition, in September 2003 the Company signed an employment agreement with Kevin Fitzgerald, its new Chairman and CEO, pursuant to which the Company is obligated to issue to Mr. Fitzgerald (1) as of the date of the agreement, 300,000 shares of Common Stock, and an option to purchase 9,716,716 shares of the Company's common stock, (2) on December
31, 2004, an option to purchase that number of shares of Common Stock equal to one percent of the Company's fully diluted common shares outstanding as of December 31, 2004 and (3) on December 31, 2005, an option to purchase that number of shares of Common Stock equal to one half of one percent of the Company's fully diluted common shares outstanding as of December 31,
2005. The Company is obligated to register the resale of the shares issued to Mr. Fitzgerald by filing an S-8 registration statement with the
Securities and Exchange Commission.

The Company has also issued 450,000 shares of restricted Common Stock to certain members of its management, and the Company is obligated to register the resale of such shares under an S-8 registration statement.

Item 3.  Defaults Upon Senior Securities

        The Company is the obligor on a Term Note in the principal amount of
$200,000, payable to Ener1 Group, Inc.), the majority stockholder of the
Company. This note matured on February 22, 2003, and none of the principal or accrued interest has been paid. Interest is payable at 12%. The Company expects to resolve this matter in the near future.

        The Company's subsidiary, Ener1 Battery, is the obligor on a negotiable promissory notes in the amount of $5,500,000, payable to Ener1
Group. The Company is the obligor on a promissory note in the amount of
$1,161,850, payable to Ener1 Group. These notes matured on August 31, 2003, and September 1, 2003, respectively. None of the principal or accrued interest has been paid. The Company expects to resolve these matters in the near future.

Item 6.  Exhibits and Reports on Form 8-K

   (a)      Exhibits

3.1      Articles of Incorporation of the Company, incorporated by reference to
         Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the
         quarter ended September 30, 2000

3.2     Amendment to the Articles of Incorporation of the Company,
        incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001

3.3     Amendment to Articles of Incorporation of the Company incorporated by reference to Exhibit 3.1 of the Company's current report on Form
        8-K dated October 28, 2002 (No. 000-21138)

3.4     By-laws of the Company

10.1    MASTER AGREEMENT

10.2    LICENSE AND ROYALTY AGREEMENT

10.3    SUBSCRIPTION AND INVESTMENT AGREEMENT

10.4    COMMON STOCK SUBSCRIPTION AGREEMENT

10.5    SHAREHOLDERS AGREEMENT

10.6    EMPLOYMENT AGREEMENT

31.1    Certification of Principal Executive Officer pursuant
        to Section 302 of the Sarbanes-Oxley Act of 2002

31.2    Certification of Principal Financial Officer pursuant
        to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification of Principal Executive Officer pursuant
        to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification of Principal Financial Officer pursuant
        to 18 U.S.C. Sec. 1350, as adopted pursuant to Section
        906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

                  None filed for the quarter ended September 30, 2003.

                          ENER1, INC. AND SUBSIDIARIES

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of
1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     ENER1, INC.

Dated: November 14, 2003                    By: /s/ Kevin P. Fitzgerald
                                                    Kevin P. Fitzgerald
                                                    Chief Executive Officer
                                                    (Principal Executive Officer)

Dated: November 14, 2003            By: /s/ Ronald Stewart
                                            Ronald Stewart
                                            Chief Financial Officer
                                            (Principal Financial and Accounting Officer)