Form 10KSB
period 2003-12-31
ENER1 INC
filed 2004-03-31
CIK 895642

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

Form 10-KSB

                                                  (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ____________ to ____________

Commission File Number 0-21138

Ener1, Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2479377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Cypress Creek Road-Suite 100
Ft. Lauderdale, Florida 33309
(954) 556-4020
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE            Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, par value $0.01 per share
(title of class)

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   |X|    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for its fiscal year ended December 31, 2003 were $26,739.

The aggregate market value of voting stock held by non-affiliates as of March 29, 2004: $36,532,870 based on the $1.01 closing bid price for the common stock quoted on the OTC Bulletin Board on such date.

Shares of Common Stock outstanding as of March 23, 2004: 347,015,751 shares.

Documents Incorporated by Reference:

        Specifically identified information in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the issuer’s fiscal year ended December 31, 2003, are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format: Yes |  | No |X|

ENER1, INC. ANNUAL REPORT ONFORM
10-KSB FOR THE YEAR ENDED DECEMBER 31, 2003

INDEX

PART I ITEM 1. ITEM 2. ITEM 3. ITEM 4. PART II ITEM 5. ITEM 6. ITEM 7. ITEM 8. ITEM 8A. PART III ITEM 9. ITEM 10. ITEM 11. ITEM 12. ITEM 13. ITEM 14.

BUSINESS
PROPERTIES
LEGAL PROCEEDINGS
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FINANCIAL STATEMENTS
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
CONTROLS AND PROCEDURES

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
EXECUTIVE COMPENSATION
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
EXHIBITS, LISTS AND REPORTS ON FORM 8-K
	PRINCIPAL ACCOUNTING FEES AND SERVICES	Page 3 11 11 12 13 14 27 47 47 48 48 48 48 48 48

PART I

ITEM 1: GENERAL

Overview

        We develop and market our patented and patent pending technologies related to lithium batteries, fuel cells and solar cells. Our goal is to be the technology leader in both lithium batteries and fuel cells. We are developing samples of products and components of lithium batteries based on our proprietary technologies, as well as additional technologies, materials and prototypes for new types of fuel cells and solar cells. We have 12 scientists in our Ft. Lauderdale facility and additional scientists in Ukraine performing research and development work related to our lithium battery, fuel cell and solar cell technologies and proposed products.

        We have seven patents relating to our battery technologies, all issued to our Ukrainian subsidiary, Ener1 Ukraine. We also have filed international patent applications for two of these, and plan to file international patent applications for four of the remaining five. We have five U.S. patent applications pending for our lithium battery-related technologies, products, processes and components and have filed International patent applications for each of them. We are in the process of completing our lithium battery pilot and production plant and laboratory facility in Ft. Lauderdale, Florida, for which we own the associated land and building. The facility is equipped with a total of three production lines, one of which is a pilot line for prototypes that can also be used for production runs. We plan to begin production at this facility in the fourth quarter of 2004.

        In August 2003, we formed a joint venture company named EnerStruct, Inc. with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. We and ITOCHU have licensed to EnerStruct some of our respective battery technologies for use in Japanese markets. In July 2003, ITOCHU invested $3,500,000 for 14,000,000 shares of common stock in our company and options to purchase additional shares of common stock. Itochu purchased an additional 1,500,000 shares of our common stock in January 2004 for $1,050,00. We invested $2,000,000 of this amount in EnerStruct and own 49% of EnerStruct.

        We plan to produce fuel cell prototypes using our proprietary fuel cell technology. If the prototypes are successful, we would then establish a pilot scale, fuel cell production facility. The pilot scale production facility will be used for continued research and development and manufacturing of selected high margin fuel cell components. We plan to produce prototypes and complete the pilot scale production facility within two to three years, provided that we have adequate financing available to fund these activities. We believe our technologies will enable us to develop fuel cells that have an extended working life, use fuel more efficiently and have higher mass- and volume-specific energy characteristics and a lower $/kilowatt cost than those currently on the market. We recently filed two provisional U.S. patent applications for fuel cells and fuel cell systems.

        In January 2004, we issued $20,000,000 in aggregate principal amount of our 5% senior secured convertible debentures due 2009 and warrants to purchase 16,000,000 shares of our common stock in a private placement. We are using the proceeds from this offering to repay indebtedness, for working capital and to fund product development.

         In addition to our lithium battery and fuel cell business, we have been developing and marketing technologies for products and services to neutralize the harmful effects of electromagnetic fields in electric power transmission lines and related equipment, through Ener1 Technologies, Inc. ("Ener1 Technologies"), our wholly-owned subsidiary. We also own approximately 49% of EnerLook Healthcare Solutions, Inc. ("EnerLook Solutions"), which develops and markets turn-key video-on-demand and interactive TV-based information and communications systems to customers in the health care and hospitality industries. Until May 2003, we conducted our set-top box development and marketing business primarily through our former Digital Media Technologies Division. This business has now been consolidated with EnerLook Solutions. In December 2003, we decided to discontinue our involvement in EnerLook Solutions' business. At that time, we entered into an arrangement with another company to manage EnerLook Solutions' business. This company has an option to purchase the assets of EnerLook Solutions if specific conditions are met.

        We were founded in 1985 as Boca Research, Inc., a Florida corporation, to market communications software and data communications, input/output, multiport, and video products. In October 2000, we changed our name to Inprimis, Inc. In October 2001, we began to sell products and services related to our video-on-demand and interactive TV systems to solution providers in the hospitality and healthcare markets and other markets. In January 2002, Ener1 Group acquired a majority interest in our company and now owns approximately 90.4% of our outstanding common stock. In September 2002, we acquired Ener1 BatteryCompany ("Ener1 Battery") from Ener1 Group. Following this acquisition, we changed our name to Ener1, Inc.

Our Battery Business

        Through Ener1 Battery, our wholly-owned subsidiary, we are developing lithium ion and other lithium batteries using our patented and patent pending technologies. We plan to market our technologies, and the products we intend to develop using our technologies, for use in military, industrial and consumer applications. Ener1 Battery currently has five patent applications on file with the U.S. Patent and Trademark Office relating to its lithium battery technologies, designs, and manufacturing processes. Ener1 Ukraine, a wholly-owned subsidiary of Ener1 Battery, also holds seven issued patents relating to lithium battery technologies, designs, and manufacturing processes. We have filed international patent applications for two of these patent applications and for each of our U.S.-filed battery patent applications. We have not yet reported any sales from our battery operations. We have a contract with the U.S. Department of Defense Missile Defense Agency under its Small Business Innovation Research program and we are working with ITOCHU Corporation to produce lithium battery electrodes for NISSAN Motor Company to evaluate.

        We are in the process of completing our lithium battery manufacturing plant and laboratory facility in Ft. Lauderdale, Florida. The facility is equipped with three assembly lines, including a pilot line for prototypes. We have a research and development staff of 12 full-time scientists in our Ft. Lauderdale facility, performing research and development work related to our lithium battery technologies and products. In Ukraine, we have a staff of 21 full-time employees (including 14 scientists) and as many as 40 part-time research personnel at any given time.

        In August 2003, we formed a joint venture company, EnerStruct, Inc., with ITOCHU Corporation of Japan, to which we and ITOCHU have licensed lithium battery technologies exclusively for use in Japanese markets. ITOCHU invested $3,500,000 in our company in July of 2003 in return for 14,000,000 shares of our common stock and options to purchase up to an additional 21,808,257 shares of our common stock. We invested $2,000,000 of this amount for a 49% interest in EnerStruct. In January 2004, ITOCHU partially exercised one of its options and purchased an additional 1,500,000 shares for $1,050,000.

Markets and Proposed Products

        Over the past decade, mobility, communications and network integration have been the driving trends in military logistics and the development of consumer electronics. However, the failure of current mobile energy sources to provide the required energy density has hampered the progress of mobile electronics. We believe that the highly publicized delay for 3G telecommunications networks is primarily caused by the lack of improved mobile energy sources and the brick factor (bulky mobile electronic devices) in 3G devices. 3G is the common language tagline for the next generation of wireless consumer technology, which will provide high speed wireless services that can handle multimedia, all-in-one communication, entertainment, and information devices.

        We believe that the mobile electronic industry’s growth and demand for lightweight high-density power sources offers several market opportunities. Ener1 Battery has targeted three specific markets based on custom battery production capabilities, production capacity and its long-term marketing strategy. These markets are military applications; specialty industry applications such as medical diagnostics; and high-end consumer electronics (including 3G telecommunications devices). In the military market, Ener1 Battery plans to test its technology in the current heavy mobile energy packs worn by dismounted soldiers in an integrated fighting system that incorporates computerized communications, navigation targeting systems and protective equipment. We believe that our battery technology will reduce the weight of an infantryman’s energy pack and improve the energy capacity. We also believe our battery technology may replace existing batteries in unmanned submarines, including toxic lead acid power sources. In the specialty market, we intend to introduce a specific lithium battery design for scientific, testing, computer memory preservation and safety applications. The 3G generation of mobile communications systems will incorporate, in one system, telephone functions, PDA utilities and Internet access. This new technology requires advanced battery technology and energy output to provide significantly greater energy density; we intend to introduce technologies and products that satisfy this demand.

        We estimate the current market for high-performance lithium batteries to be approximately $2,500,000,000. We expect this market to grow to approximately $7,000,000,000 in the next 10 years. As noted above, we believe that the markets for lithium ion and lithium metal batteries will be primarily in the consumer electronics, military, specialty industries and automotive areas. We believe that companies in the lithium battery industry face the following key issues:

o o o o o o	Low rate of discharge Low capacity Self-discharge during storage Limited temperature range of operation Safety problems High cost of materials

        We believe that our patented and patent-pending technologies will make it possible for us to solve these problems by developing batteries with the following characteristics and applications:

High energy density, High rate of discharge: All solid-state construction: Operational safety: Flexible design:	Up to twice the energy output of current rechargeable batteries with the capability to serve expected new generations of energy-demanding consumer electronics.

Nanostructure process of electrode fabrication allows increased control over the product characteristics. These attributes could be particularly useful for secondary batteries for hybrid and fuel cell vehicles.

New solid electrolytes and cathode materials. Applications in nicroelectronics, RF-tags, sensors and medical devices.

Made possible through 100% quality control. This provides the capability to serve critical and military applications.

Capable of being manufactured in variable battery cell thicknesses. Thickness from as low as a few microns to a millimeter makes it possible to adjust battery size and geometry for devices of many shapes and dimensions.

        Our initial battery product is a lithium metal (vanadium oxide) battery cell that was designed to replace lithium-ion and lithium-ion polymer type cells in numerous applications. We believe that this technology has applications in cameras, military devices (such as “Land Warrior” laptops, receiver night vision and communications gear) as well as ultimately in “3G” and other advanced consumer uses.

 Marketing, Selling and Distribution

        We plan to sell directly to customers in the military services and other government departments and agencies. Our marketing strategies include participation in government research and development through Small Business Innovation Research (“SBIR”) contracts, and similar contracts that will enable us to simultaneously fund our product development and create new potential market relationships. We have entered into an SBIR contract with the Missile Defense Agency. We also have a commercial research and development contract with Advanced Research Chemicals, Inc. Revenue from these contracts is nominal at present.

        We have hired a Vice President of Business Development from ITOCHU Corporation, who will assist us in our marketing efforts, particularly for our lithium battery business. We have also hired a sales consultant to assist us with our initial marketing efforts as we continue to develop the specific characteristics of our proposed products in order to make them able to be manufactured in significant quantities. We participate in industry conventions and other meetings to promote our company and our technologies in our markets.

        The sales cycle for batteries is quite long, and customers make decisions on alternative technologies well in advance and usually only after significant evaluation, testing and product comparisons from both technical and price standpoints. The military, in particular, has strict requirements for contractor qualification which can take as long as a year or more to meet. During this time, the nature of available technologies for batteries can change substantially.

        While we are building our customer base, we expect that we will be dependent on a relatively small number of customers for almost all of our sales. We believe that we will face this risk for several years until we have established acceptance for our technologies and products in our markets and developed a broad customer base in diversified markets.

        We also expect to engage in direct sales to specialty industry markets, e.g., medical and diagnostic markets. In consumer markets, we believe that the existing major suppliers effectively control distribution. Therefore, we plan to license one or more of our technologies to these major competitors as a means of penetrating the consumer markets, rather than attempting to compete with them from a manufacturing or distribution standpoint. We believe that our technologies will offer a competitive advantage over existing products. We also believe we can benefit from entering into a joint venture with larger companies that already have sophisticated processes for converting technologies to products and obtaining applicable regulatory approvals.

        We plan to use business alliances with larger companies to help us penetrate our markets. For example, in August 2003, we formed EnerStruct, Inc. with ITOCHU to take advantage of opportunities in the market for lithium batteries in Japan.

        Potential customers for our batteries include the U.S. Department of Energy, U.S. CECOM (the major procurement arm of the U.S. Army), Bren-Tronics, Inc., Eagle-Pitcher, TDK, BYD, and Vodafone. There are also a number of potential funding programs within the Department of Energy for lithium battery projects.

 Competition

        Competition in the battery business is very intense. There have been numerous failed start-up battery companies in the past several years. We believe that most of the start-ups failed because they tried to compete directly with more established competitors in the battery business from a manufacturing and distribution standpoint, but without the low cost structure required to do so. As noted above, our plans call for manufacturing and selling directly only to specified markets where we believe that our potential product advantages will enable us to charge higher prices. Some of the more prominent competitors we will have include Ultralife, Valence, SAFT, Eagle Picher, Solicore and Energy Conversion. Most, if not all of these companies have substantially more financial resources, marketing experience and operating history than we do. We believe our technologies and research and development teams to differentiate us from our competitors.

        There is a history of intense price competition in the battery industry. This has made it mandatory for suppliers to develop or purchase low-cost, foreign manufacturing facilities. While we believe that we can develop products with performance benefits that will carry a price premium, we also plan to be price competitive. We plan to do this by utilizing low-cost sources of cathode materials and by making our own cathode materials. In addition, we have been able to control our research and development costs by conducting much or our research and development through our Ener1 Ukraine subsidiary, where labor and materials costs are lower than in the U.S. We believe that most of the raw materials and components that we will need to purchase will continue to be readily available, but we intend to engage in hedging or “futures” transactions in order to better control the costs of our materials.

        We believe the product that comes closest to matching the advantages of Ener1 Battery’s technologies is the lithium polymer battery, which uses a flexible polymeric electrolyte material. The lithium polymer battery is less volatile and offers higher energy density than standard lithium ion batteries. An important characteristic of lithium polymer batteries is their pliability, which allows them to be molded in narrow strips directly onto electronic systems. There are currently a number of major companies producing lithium polymer batteries for the portable device market, which is dominated by the Japanese electronics conglomerates. We believe that our new, patent pending “thin film” technology will make our battery cells competitive with lithium polymer batteries, particularly given the apparent energy advantages of our lithium metal technology.

Our Fuel Cell Business

        We believe our fuel cell-related technologies will give us a substantial competitive advantage over other companies currently competing for the future market for fuel cells. We estimate this market to be in the $1.5 billion range, with the prospect of expanding to $150 billion within the next ten years. We believe that there are potential markets for our fuel cell technologies in several sectors: stationary home-use, commercial and automotive (i.e. for use in fuel cell-driven or hybrid vehicles).

        We also believe that we have a competitive advantage to our competitors in the battery and fuel cell businesses because we have proprietary technologies in both batteries and fuel cells while most, if not all of the competitors have technologies or products for either one of these businesses but not the other.

Key Fuel Cell Industry Issues

        We believe developers of fuel cells and related systems face the following key issues:

o o o o o o o	Insufficient reliability
High fire and explosion risks
Short working life
Low efficiency of the fuel usage
Low efficiency at long loads or on peak power
Low mass and volume specific energy characteristics
High cost $/kilowatt

        Although numerous companies are attempting to solve these multiple problems, we do not believe that any of them has yet done so. We have developed a technology that we believe answers all of the above issues. Therefore, we believe that we can provide reliable and commercially valuable fuel cells for the first time in the history of the fuel cell industry.

Our Fuel Cell Technology and Product Development Plans

        In November 2003, we filed a U.S. patent application for a new electrochemical generator based on a hydrogen-air fuel cell. Our new fuel cell design utilizes a solid polymer, proton exchange membrane combined with an integrated feedback control system. We believe this integrated feedback control system allows fuel cells to operate efficiently under the most difficult conditions, including peak acceleration and braking conditions required for use in transportation applications such as automobiles and buses. In addition, we believe our new fuel cell design will prevent over-drying of the fuel cell membrane, which can cause deterioration and lead to potential safety hazards.

        Our new fuel cell control system features a self-regulating feedback system to supply hydrogen and air for the anode and cathode of the fuel cell stack. Utilizing advanced pressure regulators, pumps and electronics, this feedback system controls the flow of fuel and oxidant gases required to maintain and maximize the electrochemical reaction of the fuel cell stack under varying current loads.

        Our fuel cell control system also regulates the water concentration along the cathode and anode surface of the fuel cell stack. This is critical to the long-term operation of the fuel cell system, because without proper regulation of the water concentration (a by-product of the electrochemical reaction of a fuel cell), over-drying of the fuel cell membrane can occur. When fuel cell membranes become dehydrated, holes or voids in the fuel cell membrane can occur, resulting in risk of fire or explosion from the direct mixing of hydrogen and oxygen. Our patent-pending fuel cell system was designed to eliminate this safety hazard. Compared to present fuel cells, we believe that our new design offers greatly extended service life with increased efficiency, as well as safer operation under rapid changes in load conditions.

        We believe that our fuel cell design has several significant advantages over other existing proton exchange membrane, fuel cell stack designs, including:

o o o o	Increased active ventilation of the cathode pores and surface, resulting in improved air supply to the cathode (using our integrated control system, the available air to the cathode can be increased by a factor of estimated 2.5 times over currently known solutions)
Optimization of the water concentration uniformity along the cathode, particularly at the gas inlet and outlet regions
Effective water supply to the entire anode surface; and
Reduced risk of membrane dehydration, increasing the electrochemical performance of the fuel cell stack

        We plan to develop three versions of fuel cells using our new integrated control system: a 7-12 KW version for stationery applications; a 25-33 KW version for automotive applications; and a 55-60 KW version for bus applications, provided that we are able to obtain funds to finance continued development efforts in this area. We are currently in discussions with several original equipment manufacturers about licensing this new technology.

        We have also recently filed a second, provisional patent application with the U.S. Patent and Trademark Office for specific fuel cell technologies that we have developed.

 Additional Technical Advantages of our Fuel Cell Technologies

        We believe that our technologies for fuel cells and fuel cell systems offer the following key advantages:

o o o o o o	Advanced control systems
Innovative design of the fuel cell stack
High-technology production of porous strips
High operational experience (testing, exploitation) AFC — 250,000 hours; PEMFC — 15,000 hours
All Research &Development and design solutions can be applied both for AFC and PEMFC
Research & Development and design background enables production of the critical component parts with advanced characteristics:

o o o o	air-purification system (CO2 elimination) compressor-expander reformer hydrogen generator

        As a result of these advantages, we think the fuel cells and fuel cell systems that implement our technologies will offer the following performance advantages over fuel cell products currently on the market:

o o o o o o o	High reliability and reproducibility
Fire- and explosion safety
Extended working life
High efficiency of fuel usage
High efficiency of the fuel cell generator
High mass and volume specific energy characteristics
Low cost $/kilowatt

Marketing Strategy; Competition

        The markets for fuel cells and related products and systems are intensely competitive and the manufacturing of fuel cells is extremely capital-intensive. We do not intend to become a volume manufacturer of fuel cells. Our business plan is to produce a working prototype of our fuel cell design. If the prototype tests satisfactorily, we plan to establish a pilot production plant to ensure that our fuel cell design can be manufactured in volume. Once we have accomplished this, we plan to license the production rights to other companies, or enter into joint ventures with other companies for fuel cell production, and continue our research and development activities with respect to complementary technologies and resulting prototypes.

        Among the most active competitors in the fuel cell business are Ballard, UTC Fuel Cell Division, Plug Power, Hydrogenics, Millenium Cell, Quantum Technologies and Fuel Cell Energy. Most, if not all of these companies have greater financial and marketing resources, greater name recognition and more experience in the fuel cell business than we have.

        We believe that our design for fuel cells, fuel cell stacks and generators is unique because it provides integral solutions using all components of the fuel cell energy system (fuel cell stack, control systems, air compressor and purification system). We plan to use our extensive development and practical background in the development of fuel cells, gained by our scientists’ experience with the Russian Space Program, to maintain an edge over our competition.

Intellectual Property

        We have seven issued patents and seven pending patents in the U.S. (two provisional, related to fuel cells and fuel cell systems) related to our battery, fuel cell and solar cell technologies. The five pending patents related to our lithium battery technologies, materials and manufacturing processes are held by Ener1 Battery. We have filed international PCT applications for two of our issued patents and all five of our pending battery-related patents. The fuel cell-related patents will be held in our name. The technologies for our proposed batteries have been researched and developed in the following areas:

o o o o o	Solid polymer and non-aqueous battery electrolytes and batteries that use these materials
Enhanced performance cathode materials for batteries
Additives that modify battery electrolytes
Vacuum evaporation equipment and methods for battery production
Non-destructive testing and quality control methods

        We are currently preparing additional patent applications in both the fuel cell and battery areas.

Government Regulation and Approvals

        The production and distribution of batteries, fuel cells and solar cells is highly regulated on the international, national and state levels, as well as by private commercial organizations such as the Underwriters Laboratory. In addition to obtaining “UL” approval on our proposed products, there are various other approvals we need before we can put our proposed battery, fuel cell and solar cell products into the market. Batteries and fuels cells, in particular, tend to be viewed by regulatory agencies as having a high risk of danger due to the potential for accidents, nature of the materials involved and the kind of processes in which batteries are involved (for example, production of electro-chemical energy, often under difficult conditions). Transportation of these items is highly regulated by the U.S. Department of Transportation and similar governmental departments and agencies. Their approvals are required before we can ship our products on a commercial basis. We have not yet begun to seek any such approvals and will not be in a position to do so unless and until we have developed all of the specifications for one or more of our proposed products. We plan to complete such development and initiate the process of obtaining product approvals beginning in 2004.

        In addition to the foregoing, our business is highly regulated from an environmental standpoint. While we believe that we have obtained all necessary environmental approvals and permits necessary for the current conduct of our operations, environmental regulations may become more stringent, increasing the cost of compliance and the risk of failure to comply. In particular, there are environmental laws that provide for strict, unlimited liability in connection with releases of “hazardous substances.” In the manufacturing of batteries and components and materials for batteries, we will be using a number of hazardous substances that are regulated by these environmental laws. While we believe that we have minimized environmental risks by operating with an essentially “closed” system that recycles substantially all of the materials used, we nevertheless are currently classified as a “small generator of hazardous waste” and operate in accordance with the regulations for this class of business.

        In addition, customers also tend to have extensive product evaluation and approval cycles, most if not all of the cost of which we must bear in advance to seek such approvals. These approvals may take up to a year or more to obtain.

Research and Development

        Continuing research and development is critical to our ability to achieve and maintain a technological competitive advantage over other companies in the battery and fuel cell industries. We have 12 scientists in our Ft. Lauderdale, Florida pilot and production facility and laboratory, most of whom spend a significant portion of their time working on research and development of battery or fuel cell products. We also have numerous research and development personnel in the Ukraine, although our labor cost there has been only approximately $50,000 per year. The costs of operation in the Ukraine are substantially lower than in the U.S., which helps us to control our research and development costs. We spent $500,000 on research and development in each of 2001 and 2002. For the twelve months ended December 31, 2003, we spent $1,400,000 on research and development, substantially all of which was spent on research and development activities associated with our patented and patent pending battery and fuel cell technologies. Currently, we bear substantially all of our own research and development costs, although we are able to recover some of these costs through our SBIR contract mentioned above.

Manufacturing Facilities

        Ener1 Battery has a 22,000 square foot facility in Ft. Lauderdale, Florida. The plant is equipped with three argon-gas filled glove-box style assembly lines, two for production and one for prototyping and smaller production runs. There is also a laboratory facility. We estimate the production capacity will be approximately 10-12 million cells per year.

        While the volume of production that may occur in our plant will be subject to the orders we receive, we expect that higher volume production may be conducted at offshore facilities by third party contractors, future joint venture partners or by licensees of our technologies and products. We expect the production lines in our plant will be used for lower volume, higher margin orders and production that is required by contract or regulation to be conducted in the U.S.

        The manufacturing equipment at our facility includes cathode reactors, cathode fabrications and assembly lines. The cathode reactors produce cathode material. We believe that the quality and low cost of our cathode material, together with our related pending patents, will provide us with a competitive advantage. We have had our equipment designed to minimize oxygen and moisture contamination throughout the manufacturing process, which is essential to high performance and effective quality control. Following assembly, our battery cells will be subjected to electrical and safety tests to ensure conformance to the highest standards in the industry. A minimum of one week quarantine will be implemented prior to labeling and shipping.

EnerLook Solutions, Inc.

        EnerLook Solutions, of which we own approximately 49%, provides turn-key video-on-demand, Internet, email and interactive TV solutions to hospitals and hotels, utilizing proprietary hardware (set-top boxes) and software that we developed. We transferred these assets, along with most of the other assets of our former Digital Media Technologies Division, to EnerLook Solutions in May 2003 as part of our overall business plan to increase our focus on our lithium battery and fuel cell businesses.

        In December 2003, we decided to discontinue the businesses we conduct through EnerLook Solutions. Therefore, on December 15, 2003, entered into an arrangement with T. & V. Rental Co., Inc. ("TVR"), a New York company, pursuant to which (1) TVR will manage EnerLook Solutions' business for up to six months in return for any profits earned by EnerLook Solutions, (2) EnerLook Solutions will have the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR's outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of our stock currently held by Ener1 Group; and (3) if EnerLook Solutions does not exercise the option, TVR will have the option to acquire all of the assets of EnerLook Solutions in exchange for 5% of TVR's then-outstanding common stock. If TVR fails to exercise its option to purchase EnerLook Solutions, it will nevertheless be required to transfer 5% of its then-outstanding common stock to EnerLook Solutions. TVR is responsible for paying EnerLook Solutions' on-going expenses. TVR has paid approximately $238,000 to fund EnerLook Solutions' operations since December 15, 2003.

Ener1 Technologies, Inc.

        Ener1 Technologies has an exclusive license from an affiliate of Ener1 Group to commercialize, use and sublicense, on a world-wide basis, the technologies contained in a pending patent application. These technologies involve the detection, measurement, mitigation and removal of harmful effects of electromagnetic field radiation (“EMF”) created by or resulting from the transmission of electric power or electronic signals. These effects are thought to arise from “vector potential” resulting from the “concurrence of modes” in electromagnetic fields. These effects are thought to result in “excitation of chemical bonds” in matter, which could lead to harmful mutations in organic matter and malfunctions in equipment such as power transmission lines, resulting in losses of transmitted power.

        Because the Ener1 Technologies business differs substantially from ours, in November 2002, we filed an SB-2 registration statement with the Securities and Exchange Commission to register the proposed spin-off of 100% of the capital stock of Ener1 Technologies to our stockholders. We have withdrawn this registration statement while we re-evaluate our intentions with respect to Ener1 Technologies and the EMF business in general.

ITEM 2: PROPERTIES

Description of Property

        Our headquarters are located in a new 9,000 square foot facility in Ft. Lauderdale, Florida that we leased beginning in February 2004. Ener1 Battery owns a manufacturing and headquarters facility, consisting of a 22,000 square foot building located in Ft. Lauderdale, Florida. Ener1 Battery has guaranteed Ener1‘s performance of its obligations under Ener1‘s 5% senior secured convertible debentures. The real property and manufacturing facility owned by Ener1 Battery, as well as the production equipment located at the manufacturing facility, is pledged to secure the obligations of Ener1 Battery under this guarantee. As of March 23, 2004, $20,000,000 in aggregate principal amount of our 5% senior secured convertible debentures was outstanding.

        Some of our computers, additional office equipment and other equipment of ours and our subsidiaries are subject to security interests granted in connection with our receipt of purchase money financing or refinancing for this equipment.

Investment Policies

        We do not have specific limitations on the percentage of our assets that may be invested in any one investment. There is no specific shareholder vote requirement regarding changes in this policy. Generally, the Company acquires assets primarily for operating purposes and not for capital gains or income per se.

ITEM 3: LEGAL PROCEEDINGS

        We receive communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of the Company’s products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.

        In 1999, we were named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. (“NEC”). The suit alleged that we supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. (“Ring Zero”), causing NEC to be sued for patent infringement by PhoneTel Communications, Inc. (“PhoneTel”), allegedly as a result of NEC’s combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleged that we and Ring Zero were obligated to indemnify NEC for NEC’s costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. The lawsuit brought against us was dismissed without prejudice on April 25, 2000 for procedural reasons, and to date there has been no resolution of the substantive dispute. While NEC has the option of refiling this action in an appropriate jurisdiction, it has not done so in the interim since the dismissal in April 2000, and we therefore believe that this claim will not have a material adverse effect on our operating results, financial condition, or cash flows.

        We and our Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway’s complaint against us and Boca Global, Inc. alleges that either or both us and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway seeks indemnification for payment in the amount of approximately five million dollars, which it claims to have paid to settle patent infringement litigation brought by PhoneTel. In addition us and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company. On March 20,2004, the Court dismissed, without prejudice, the action against Boca Global and the other co-defendant, for failure of Gateway to prosecute.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

        No matter was submitted to a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock was traded on The Nasdaq Stock Market® under the symbol BOCI until October 10, 2000, when we changed our name from Boca Research, Inc. to Inprimis, Inc. From October 10, 2000 to October 26, 2001, our common stock was traded under the symbol INPM on The Nasdaq National Market. As of October 29, 2001, our shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. On October 23, 2002, we amended our Articles of Incorporation to change our name from Inprimis, Inc. to Ener1, Inc. On October 28, 2002, our ticker symbol changed to ENEI to reflect our new name.

        The OTC Electronic Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter (OTC) equity securities. OTC Electronic Bulletin Board securities are traded by a community of registered market makers that enter quotes and trade reports.

        The following table sets forth the high and low closing prices for our common stock for the period indicated as reported by the OTC Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Fiscal Quarter Ended	High	Low
2002 2003	March 29, 2002 June 30, 2002 September 30, 2002 December 31, 2002 March 31, 2003 June 30, 2003 September 30, 2003 December 31, 2003	.30 .27 .26 .19 .10 .65 .90 2.05	.04 ..10 ..07 ..05 ..03 ..05 ..24 ..58

        As of March 23, 2004, there were 347,015,751 shares of common stock outstanding held by approximately 320 shareholders of record. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

        We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock. The terms of our 5% senior secured convertible debentures due 2009 restrict our ability to pay dividends on our common stock until we have met certain milestones set forth in the debentures or until less than $100,000 in aggregate principal amount of the debentures remains outstanding.

        During the fourth quarter of 2003, we sold the following equity securities in transactions that were exempt from registration under the Securities Exchange Act of 1933, as amended (the “Securities Act”):

        In accordance with the terms of a Debt Exchange Agreement among Ener1, Ener1 Battery, Ener1 Group, Mr. Zoi and Dr. Novak dated as of November 14, 2003, on November 17, 2004, we issued the following securities: (1) to Ener1 Group – (a) 14,829,288 shares of Common Stock, (b) ten-year warrants to purchase 8,053,530 shares of Common Stock at an exercise price of $1.50, (c) ten-year warrants to purchase 8,053,531 shares of Common Stock, at an exercise price of $2.00, (d) a two-year convertible promissory note in the principal amount of $910,111.64 bearing interest at 10%, all in exchange for cancellation of $11,610,822.64 in principal and accrued interest owed by us to Ener1 Group under various loans and advances; (2) to Mike Zoi – (a) 399,876 shares of Common Stock, (b) ten-year warrants to purchase 217,165 shares of our common stock at an exercise price of $1.50, (c) ten-year warrants to purchase 217,165 shares of Common Stock at an exercise price of $2.00 and (d) a two-year convertible promissory note in the principal amount of $23,775.73, bearing interest at 6%, all in exchange for cancellation of $312.323.06 in principal and accrued interest owed by us to Mr. Zoi under various promissory notes; (3) to Peter Novak – (a) 1,798,415 shares of Common Stock, (b) ten-year warrants to purchase 976,688 shares of Common Stock at an exercise price of $1.50, (c) ten-year warrants to purchase 976,688 shares of Common Stock at an exercise price of $2.00 and (d) a two-year convertible promissory note in the principal amount of $106,929.85 bearing interest at 6%, all in exchange for cancellation of $1,303,653.31 in principal and accrued interest owed by us to Mr. Novak under various promissory notes. The issuance of these securities was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act, as sales to accredited investors not involving a public offering.

        On November 17, 2003, for an aggregate purchase price of $1,000,000, we issued 1,388,889 shares of Common Stock to Ener1 Group and warrants to purchase up to 1,505,232 shares of Common Stock (warrants to purchase 752,616 shares were issued with an exercise price of $1.50 per share and warrants to purchase 752,616 shares were issued with an exercise price of $2.00 per share). The issuance of these securities was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act, as sales to an accredited investor not involving a public offering.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain” forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 23E of the Securities Exchange Act of 1934, as amended, including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” as well as those described from time to time in our filings with the Securities and Exchange Commission.

             All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the consolidated financial statements included in this Annual Report.

Overview

                 In 2000, we embarked upon a plan to transition from being primarily a data communications products manufacturer to a provider of software and systems solutions-based engineering services. During 2000, we ceased offering data communications products for sale, and with a part of this transition, we changed our name from Boca Research, Inc. to Inprimis, Inc. During 2001 and 2002, we continued to provide software engineering solutions, and, beginning in 2002, we began to provide engineering and product design services. During 2002, Ener1 Group acquired a majority interest in us and through several transactions, including our acquisition of Ener1 Battery from Ener1 Group, owned over 96% of our outstanding common stock by December 31, 2002. During 2002, we changed our name to Ener1, Inc. and began to focus on developing high energy lithium batteries and fuel cells instead of providing software solutions and engineering services.

                 During 2003, we devoted substantially all of our attention to the continued development of high energy lithium batteries and fuel cells and have delivered several battery prototypes to prospective future customers. During 2004, we intend to complete our battery manufacturing plant and the development of batteries that we will offer for sale, as well as to continue to develop fuel cell prototypes provided that we have adequate financing available to fund these activities. We currently expect to begin producing batteries and battery components in late 2004.

                In the second quarter of 2003, we transferred certain assets of our Digital Media division to EnerLook Solutions in order to consolidate our set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, we transferred net assets in the amount of approximately $1.0 million to EnerLook Solutions, resulting in an intercompany receivable from EnerLook Solutions in the amount of $1.0 million. We are winding up the remaining operations of our Digital Media Technologies Division, which currently consist primarily of inventory liquidation and warranty/support services.

In the fourth quarter of 2003, we decided to discontinue our involvement in EnerLook Solutions' business. On December 15, 2003, we entered into an arrangement with TVR under which TVR will manage EnerLook Solutions and fund its operations for a six-month period in return for any profits earned by EnerLook Solutions. TVR also has an option to purchase the assets of EnerLook Solutions if specific conditions are met. Accordingly, our EnerLook Solutions segment is deemed to be held-for-sale and its revenues, expenses, assets and liabilities are classified as discontinued operations. Although we have historically allocated substantially all corporate and overhead costs to our EnerLook Solutions segment, our management believes primarily all of our remaining resources will be redirected to our continuing operations, and therefore we expect we will continue to incur these costs. As a result, these costs and related liabilities are included in continuing operations in our financial statements.

Critical Accounting Policies

        Deferred Tax Assets. We have recorded a deferred tax asset of approximately $29,604,000 at December 31, 2003, which is completely offset by a valuation allowance. Realization of approximately $17,000,000 of the deferred tax asset is limited to the extent we have offsetting income arising from appreciation of assets through January 2002, which we believe is unlikely. Realization of the balance of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

        Depreciation and Amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

	Battery Company	Digital Media / EnerLook	Ener1 Technologies,
Asset Category
Building	39 years	--	--
Building improvements	5-39 years	--	--
Software	3 years	--	--
Computer and Office
equipment	5 years	5 years	--
Furniture and Fixtures	7 years	---	5 years
Not placed into
service as of
Battery plant equipment	12/31/2003	--	--
Machinery & Equipment	5 years	5 years	5 years

        Long-lived Assets: We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is determined when the sum of the undiscounted cash flows estimated to be generated by those assets is less than their carrying value.

         Stock Compensation: Options granted to employees under our stock option plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, we have continued to account for stock options under the intrinsic value method specified in APB 25. We has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation" ("SFAS 123). Accordingly, compensation cost has been recognized for the stock option plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, our net loss and loss per share would have been as indicated below for the years ended December 31, 2002 and 2003:

	2002	2003
Net loss, as reported	$(7,628,458)	$(8,917,848)
Plus: compensation recorded for stock options issued
and variable options	197,200	397,025
Less: proforma stock based employee compensation, net
of related tax	(1,280,706)	(363,031)

	$(8,711,964)	$(8,883,854)

Loss per share
Basic and diluted as reported	$(.03)	$(.03)
Basic and diluted proforma	$(.03)	$(.03)

Results of Operations For Years Ended December 31, 2002 and 2003

         Net Sales We had no significant sales from continuing operations in 2002 or 2003.

        Gross Profit: We had no significant gross profit from continuing operations in 2002 or 2003.

        Research and Development Expenses. In 2002, we incurred no significant research and development expenses for continuing operations. During 2003, we incurred $1,400,000 for research and development expenses related primarily to our battery and fuel cell businesses.

         Selling, General and Administrative Expenses ("SG&A"). Selling, general and administrative expenses ("SG&A") related to continuing operations were $6.6 million in 2002, and $5.0 million in 2003. This decrease in SG&A was due to a continuation of the expense-reducing initiatives that we began in early 2001, partially offset by increases in compensation and travel expenses, professional fees and plant startup costs related to our battery business.

        We and Ener1 Group have shared some common facilities, personnel, and other resources. Allocation of expenses is made between these companies, utilizing systematic methods. These expenses, which were included in selling, general, and administrative expenses, were as follows for 2002 and 2003.

	2002	2003
1st Quarter	$--	$211,580
2nd quarter	410,207	193,516
3rd Quarter	307,522	86,062
4th Quarter	272,112	0

Total	$989,841	$491,158

        Loss from Operations Held for Disposal: The loss from operations held for disposal increased from $.6 million to $1.4 million primarily due to an asset impairment charge taken in December, 2003 for a software license. We incurred this charge when our management determine that we would not allocate the resources necessary to develop the technology required to recognize revenues from this license.

        Provision for Income Taxes: The effective tax rate in 2002 and 2003 was zero percent, due to increases in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

        As of December 31, 2003, our working capital increased by $4.9 million from December 31, 2002. This increase was primarily the result of the transactions described below. We had a working capital deficit of $7.4 million as of December 21, 2003.

        We had negative cash flows from operations of $7.6 million in 2002 and $5.4 million in 2003. Our total net losses were $7.6 million in 2002 and $8.9 million in 2003.

        On July 25, 2003, we entered into a Subscription and Investment Agreement with ITOCHU Corporation, under which we issued 14,000,000 shares of our common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share for a total of $3.5 million in cash. In addition, we granted the following options to ITOCHU to increase its ownership of common stock at the following prices: During the six month period from July 25, 2003 through January 24, 2004, ITOCHU had the option to purchase up to 12,461,861 shares of our common stock, for $0.70 per share. During January 2004, ITOCHU exercised a portion of these options and purchased 1,500,000 shares for $1,050,000. All of the remaining $0.70 options expired. Also pursuant to the Subscription and Investment Agreement, during the period from January 25, 2004 through July 24, 2004, ITOCHU had options to purchase up to 9,346,396 shares of our common stock for $2.50 per share. In connection with ITOCHU’s exercise of its options in January 2004, we amended our Subscription and Investment Agreement with ITOCHU to extend the exercise expiration date for the 9,346,396 options to January 31, 2005 and increased the exercise price for all of those options to $4.00 per share.

        Using a portion of the $3.5 million in cash proceeds from ITOCHU July 2003 investment, in August 2003 we invested $2,000,000 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for a 49% ownership interest in EnerStruct. ITOCHU owns the remaining 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000.

        In November 2003, we issued to Ener1 Group, Mike Zoi and Peter Novak a total of 17,027,579 shares of our common stock and warrants to purchase up to 18,494,767 shares of our common stock (warrants to purchase 9,247,383 shares were issued with an exercise price of $1.50 per share and warrants to purchase 9,247,384 shares were issued with an exercise price of $2.00 per share) in satisfaction of approximately $13,300,000 in debt including $11,700,000 in debt owed to Ener1 Group (including $4,800,000 in intercompany advances from Ener1 Group), $300,000 in debt owed to Mr. Zoi and $1,300,000 in debt owed to Dr. Novak. These funds were advanced by Ener1 Group, Mr. Zoi and Dr. Novak to the Company over the last two years to fund operations and equipment acquisitions.. The accrued interest on the debt which was exchanged as of the date of the Debt Exchange was converted into two year promissory notes issued to Ener1 Group, Mr. Zoi and Dr. Novak, respectively, with principal amounts equal to the accrued interest on the their notes that were exchanged, totaling $ 1,040,817. As a result of the exchange, Ener1Group received 14,829,288 shares and warrants to purchase up to 16,107,061 shares of common stock, Mr. Zoi received 399,876 shares and warrants to purchase up to 434,330 shares of common stock, and Dr. Novak received 1,798,415 shares and warrants to purchase up to 1,953,376.

        Also in November 2003, Ener1 Group purchased 1,388,889 shares of common stock and warrants to purchase up to 1,505,232 shares (warrants to purchase 752,616 shares were issued with an exercise price of $1.50 per share and warrants to purchase 752,616 shares were issued with an exercise price of $2.00 per share), for an aggregate purchase price of $1,000,000.

        In January 2004, we raised additional capital through the private placement of $20,000,000 in aggregate principal amount of our 5% senior secured convertible debentures due 2009 and warrants to purchase up to 16,000,000 shares of common stock. We used a portion of the proceeds to pay the expenses of the offering and repay existing debt of $3,600,000, including related party debt and the promissory notes described above issued to Ener1 Group and Peter Novak in November 2003. We expect to use the remaining proceeds for the purchase of manufacturing equipment and to fund general working capital requirements.

        We do not expect to receive significant revenue from battery and fuel cell product sales until the beginning of 2005. We expect that the proceeds from the January 2004 private offering will be sufficient to fund our working capital needs throughout the remainder of 2004. We will need to devote substantial additional capital to continue our research and development efforts in high energy lithium batteries and fuel cells after 2004, as well as for general working capital and to carry out our marketing efforts and begin production in our battery manufacturing. We can not assure you that additional funding to meet these needs will be available on terms favorable to us or at all.

        We regularly evaluate acquisitions of businesses, technologies, or products complementary to our business. In the event that we decide to pursue one or more acquisitions, our remaining cash balances may be utilized to finance such acquisitions, and additional sources of liquidity, such as debt or equity financing, will in all likelihood be required for such acquisitions or to meet additional resulting working capital needs. There can be no assurance that additional capital beyond the amounts forecasted will not be required or that any such additional required capital will be available on terms acceptable to us, if at all, at such time or times as required by us.

Commitments and Contingencies

        We receive communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of our products infringe the patent rights of third parties. We cannot predict the outcome of any such claims or the effect of any such claims on the Company's operating results, financial condition, or cash flows.

        In 1999, the Company was named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. (“NEC”). The suit alleged that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. (“Ring Zero”), causing NEC to be sued for patent infringement by PhoneTel Communications, Inc. (“PhoneTel”), allegedly as a result of NEC’s combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleged that the Company and Ring Zero were obligated to indemnify NEC for NEC’s costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. The lawsuit brought against the Company was dismissed without prejudice on April 25, 2000 for procedural reasons, and to date there has been no resolution of the substantive dispute. While NEC has the option of refiling this action in an appropriate jurisdiction, it has not done so in the interim since the dismissal in April 2000, and the Company therefore believes that this claim will not have a material adverse effect on the Company’s operating results, financial condition, or cash flows.

        We and our Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway’s complaint against us and Boca Global, Inc. alleged that either or both us and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway sought indemnification for payment in the amount of approximately five million dollars, which it claims to have paid to settle patent infringement litigation brought by PhoneTel. In addition to us and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to us. On March 20, 2004, the Court dismissed without prejudice Gateway’s remaining action against Boca Global and the other co-defendant based on Gateway’s failure to prosecute the action.

Cautionary Statement Concerning Forward-Looking Statements

        We have made forward-looking statements in this Annual Report and make forward looking statements in our press releases that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2004 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, cash flow from operations, available cash, operating costs, capital and other expenditures, financing plans, capital structure, contractual obligations, legal proceedings and claims, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Annual Report which contain forward-looking statements include “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related Notes.

        Our forward-looking statements are also identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are necessarily estimates reflecting our judgment, not guarantees of future performance. They are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The factors discussed in “Risk Factors” below and in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements.  Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Risk Factors

        In addition to the other information in this Annual Report, readers should consider carefully the following factors that may affect our future performance.

We have a history of operating losses.

                 We have experienced net operating losses since 1997, incurred negative cash flows from operations since 1999 and, as of December 31, 2003, had an accumulated deficit of $60.2 million. Cash used in operations for the years ended December 31, 1999, 2000, 2001, 2002 and 2003 was $6,100,000, $8,200,000, $6,200,000, $7,600,000 and $5,400,000, respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our energy-related technology and products will require significant additional capital investment.

The terms of our 5% senior secured convertible debentures restrict our operations.

                 Our 5% senior secured convertible debentures due 2009 contain restrictive covenants that limit our ability to, among other things:

o o o o o o	dispose of assets; incur debt; pay dividends; repurchase our capital stock and debt securities; create liens on our assets; and engage in transactions with our affiliates.

These covenants may significantly limit our ability to respond to changing business and economic conditions and to secure additional financing, and we may be prevented from engaging in transactions that might be considered important to our business strategy or otherwise beneficial to us.

                 We may never complete the research and development of commercially viable products.

                 Although we have conducted other business activities in the past, we have only recently reorganized our activities to focus on the development of energy and battery related products. We do not know when or whether we will successfully complete research and development of commercially viable energy products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to control the costs of manufacturing, and we cannot assure you that we will be able to sufficiently control these costs. We must complete substantial additional research and development before we will be able to manufacture a commercially viable battery products in commercial quantities In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims.

We have only recently acquired our energy business, and your basis for evaluating us is limited.

        We acquired our energy products business in September 2002. Accordingly, there is only a limited basis upon which you can evaluate business and prospects. We have an unproven business plan and do not expect to be profitable for the next several years. During the past two years, we have shifted our business from providing engineering services and interactive products to focus primarily on developing technologies and products for the battery and fuel cell industries. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop and manufacture new products.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

                Our energy products and technologies target emerging markets and we do not know the extent to which our technologies and products will be accepted. To date we do not have any commercially viable products. We must be able to develop a commercially viable product for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. Our target customers for our battery products include customers in the Department of Defense and military forces, and in the transportation, medical and other industries. We also plan to license our technologies for others to use to manufacture battery products for the consumer product sector. Our target fuel cell customers include automobile companies and other companies to whom we would license our fuel cell technologies for use in manufacturing fuel cell products and systems. We will need to develop or acquire adequate marketing and manufacturing capabilities in order to develop a commercially successful product. In addition, the development of a viable market for our products may be impacted by many factors which are out of our control, including:

o o o o o o	the cost competitiveness of our products;
consumer reluctance to try a new product;
consumer perceptions of our products' safety;
regulatory requirements;
barriers to entry created by existing energy providers; and
the emergence of newer, more competitive technologies and products.

We may need additional capital, which may not be accessible on attractive terms or at all.

        For the last several years, we have financed our operations through the sale of our securities and by borrowing money. We may need to raise additional funds through public or private financing. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. The terms of our 5% senior secured convertible debentures due 2009 prevent us from incurring additional debt until the registration statement registering the resale of the common shares underlying the debentures is declared effective; at such time, any additional debt we incur must be contractually subordinated, as to payment and liquidation, to the payment in full of the debentures. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely effect our financial condition.

We have no experience manufacturing battery products on a large-scale commercial basis and may be unable to do so.

        Since we acquired our energy products business, we have focused primarily on research and development and have no experience manufacturing our battery products on a commercial basis. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our battery products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our battery products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our battery product commercialization schedule, which calls for us to begin manufacturing our battery products by the end of 2004 and to produce commercial quantities of such products in 2005, or to satisfy the requirements of potential distributors or customers.

We may not meet our development and commercialization milestones.

        We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable battery and other energy related products, including fuel cell systems. These milestones relate to technology and design improvements as well as to dates for achieving development goals. To gauge our progress, we plan to operate, test and evaluate our battery and energy related products. If our systems or products exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our initial commercial battery and energy products may decline to purchase them. We cannot assure you that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our development and commercialization milestones might have a material adverse effect on our operations and our stock price.

We may be unable to establish relationships with third parties for aspects of product development, manufacturing, distribution and servicing and the supply of key components for our products.

        We will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We will also require partners to assist in the distribution, servicing and supply of components for our anticipated fuel cell products which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to make large cash payments to the partner, issue a significant amount of equity securities to the partner, provide the partner with the opportunity to have representation on our board of directors, agree to exclusive purchase or other arrangements with the partner and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities which can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under some circumstances.

We will rely on third parties to develop and provide key components for our battery and energy related products.

        We will rely on third party suppliers to develop and supply key components that we will use in our battery and energy related products. If those suppliers fail to develop and supply these components in a timely manner or at all, or fail to develop or supply components that meet our quality, quantity or cost requirements, and we are unable to obtain substitute sources of these components on a timely basis or on terms acceptable to us, we may not be able to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

        We do not know when or whether we will secure long-term supply relationships with any suppliers or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our battery and energy related products.

We face high levels of competition and may be unable to compete successfully.

        The markets in which we intend to compete are highly competitive. There are a number of companies located in the United States, Canada and abroad that are developing battery and fuel cell technologies and energy products that will compete with our technologies and products. Some of our competitors are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of commercially viable products more quickly and effectively than we can.

        Not only do we face competition from other companies that are developing battery and fuel cell technologies, but we also face competition from companies that provide energy products based on traditional energy sources, such as oil and natural gas. We also face competition from companies that are developing energy products based on alternative energy sources as a significant amount of public and private funding is currently directed toward development of a number of types of distributed generation technology, including microturbines, solar power, wind power and other types of fuel cell technologies. Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may make our products less attractive or render them obsolete. There are many companies engaged in all areas of traditional and alternative energy generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, batteries, generators and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

Failure of our planned products to pass testing could negatively impact demand for our products.

        We may encounter problems and delays during testing of our products for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our products properly. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with our product tests could materially harm our reputation and impair market acceptance of, and demand for, our products.

Regulatory and other changes in the energy industry may adversely affect our ability to produce, and reduce demand for, our products.

        The market for our technologies and products may be heavily influenced by federal, state, local and foreign government laws, regulations and policies concerning the energy industry. A change in the current regulatory policies could make it more difficult or costly for us to develop, manufacture or market our products. Any such changes could also deter further investment in the research and development of alternative energy sources, including fuel cells, which could significantly reduce demand for our technologies and products. We cannot predict how changes in regulation or other industry changes will affect the market for our products or impact our ability to distribute, install and service our products.

We could be liable for environmental damages resulting from our research, development or manufacturing operations.

        Our business exposes us to the risk that harmful substances may escape into the environment, resulting in personal injury or loss of life, damage to or destruction of property, and natural resource damage. Our insurance policies may not adequately reimburse us for costs incurred in defending and settling environmental damage claims, and in some instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect there will be additional changes in the future. If our operations do not comply with current or future environmental laws and regulations, we may be required to make significant unanticipated capital and operating expenditures to bring our operations into compliance. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

Our products may use materials that are inherently dangerous substances which could subject our business to product liability claims.

        Our energy technologies and products may use hydrogen or other materials that could leak and combust if ignited by another source. These technologies and products expose us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. In addition, our products may operate at high temperatures, which could expose us to potential liability claims, in the event of accidents involving combustion or explosion. Accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for, or heighten regulatory scrutiny of, our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

Product liability or defects could negatively impact our results of operations.

        Any liability we incur for damages resulting from malfunctions or design defects of our products could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a publicized actual or perceived problem could adversely affect the market’s perception of our products resulting in a decline in demand for our products and could divert the attention of our management, which may materially and adversely affect our business, financial condition, results of operations and prospects.

Future acquisitions may disrupt our business, distract our management and reduce the percentage ownership of our stockholders.

        As part of our business strategy we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. However, we may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to complete the acquisitions on commercially acceptable terms or at all. We may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, an acquisition may reduce the percentage ownership of our then current stockholders. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, as a result of any acquisition, we may incur non-recurring charges and be required to amortize of significant amounts of intangible assets, which could adversely affect our results of operations.

We may not be able to protect the intellectual property upon which we depend and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

        Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and other policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

        Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third party proprietary rights, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use the intellectual property at issue on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

        Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue lawsuits or legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge.

        Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

Our business depends on retaining and attracting highly capable management and operating personnel.

        Our success depends in large part on our ability to retain and attract management and operating personnel, including our President and Chief Executive Officer, Kevin P. Fitzgerald, our officers and other key employees. Our business requires highly killed specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Fitzgerald or other key officers or employees.

We face risks associated with our plans to market, distribute and service our products internationally.

        We intend to market, distribute and service our products internationally. We have limited experience developing and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

Our government contracts could restrict our ability to effectively commercialize our technology.

        Our contracts with government agencies are subject to the risk of termination at the convenience of the contracting agency and potential disclosure of our confidential information to third parties. Under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement may be subject to public disclosure that could compromise our intellectual property rights unless these documents are exempted as trade secrets or as confidential information, appropriately legended by us, and treated accordingly by such government agencies.

        As a government contractor, we must comply with and are affected by federal government regulations relating to the formation, administration and performance of government contracts. These regulations will affect how we do business with our customers and may impose added costs on our business. Any failure to comply with applicable laws and regulations could result in contract termination, price or fee reductions or suspension or debarment from contracting with the federal government.

        In addition, Federal government agencies routinely audit government contracts. These agencies review a contractor’s performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. . These audits may occur several years after completion of the audited work. An audit could result in a substantial adjustment to our revenues because any costs found to be improperly allocated to a specific contract will not be reimbursed, while improper costs already reimbursed must be refunded. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with federal government agencies. In addition, our reputation could be harmed if allegations of impropriety were made against us.

We may be unable to manage rapid growth effectively.

        We expect to rapidly expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. The proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage our rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

Our stock price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. For the 52-week period ended March 23, 2004, our stock closing price has ranged from $0.05 to $1.92. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities’ analysts’ recommendations or earnings’ estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our principal stockholder has substantial control over our affairs.

        We are controlled by Ener1 Group, which owns approximately 90% of our outstanding common stock. Two of Ener1 Group’s board members are also members of our Board of Directors. Ener1 Group has the ability to exert substantial influence over all matters submitted to a vote of the stockholders of Ener1, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may otherwise view favorably.

Future sales of our common stock may adversely affect our common stock price.

        If our stockholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our stockholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock.

Our certificate of incorporation and Florida law could adversely affect our common stock price.

        Provisions of our certificate of incorporation and Florida law could discourage potential acquisition proposals and could delay or prevent a change in control of us. These provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock. These provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Financial Statements
Independent Auditors' Report	28
Consolidated Balance Sheet	29
Consolidated Statements of Operations	30
Consolidated Statements of Stockholders' Equity	31
Consolidated Statements of Cash Flows	32-33
Notes to Consolidated Financial Statements	34

        Schedules other than those listed above have been omitted since they are either not applicable, not required or the information is included elsewhere herein.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Ener1, Inc.
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Ener1, Inc. and Subsidiaries (the “Company”) as of December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ener1, Inc. and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in the last paragraph of Note 1 of the financial statements, on December 15, 2003 the Company transferred control over its only operating segment to a third party. Accordingly, this segment is deemed to be held-for-sale and its revenues, expenses, assets and liabilities are classified as discontinued operations. Although substantially all corporate and overhead costs have traditionally been allocated to this segment, management believes principally all related resources will be redirected to continuing endeavors, and therefore are expected to continue. These costs and related liabilities are included in continuing operations in the financial statements.

As discussed in Note 4 of the financial statements, subsequent to December 31, 2003, in connection with a $20,000,000 financing transaction, the Company was required to satisfy $2,200,000 of debt on behalf of a sister corporation, which was previously guaranteed by the Company. As the Company does not expect to recover these funds from the sister corporation or its parent corporation, the $2,200,000 was recorded as a current liability and a reduction of stockholders’ equity at December 31, 2003.

Kaufman, Rossin & Co.

Miami, Florida
March 4, 2004, except for the third paragraph of Note 14
                           as to which the date is March 20, 2004

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$200,315
Trade receivables	26,739
Prepaid expenses	134,998
Assets held for disposal	137,220

Total current assets	499,272
Property and equipment, net (Note 4)	22,032,405
Investment in EnerStruct (Note 9)	1,776,301
Other assets	128,644

TOTAL ASSETS	$24,436,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,374,620
Accrued expenses and other liabilities (Note 6)	1,212,945
Guaranteed related party debt (Note 4)	2,200,000
Notes payable to related parties (Note 10)	1,040,817
Note payable to bank (Note 8)	1,600,000
Current maturities of mortgage note payable (Note 8)	29,906
Liabilities related to assets held for disposal	447,387

Total current liabilities	7,905,675
Long-term liabilities:
Mortgage note payable on building (Note 8)	673,990

TOTAL LIABILITIES	8,579,665
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, 5,000,000 $.01 par value shares authorized,
none issued and outstanding	--
Common stock, 500,000,000 $.01 par value shares authorized,
345,248,751 issued and outstanding	3,452,488
Additional paid-in capital	72,587,789
Accumulated deficit	(60,183,320)

Total stockholders' equity	15,856,957

TOTAL	$24,436,622

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS>

	Year ended December 31, 2002 2003
Net sales	$--	$26,739

Cost of sales	--	31,069

Gross profit (loss)	--	(4,330)

Operating expenses:
Research and development	--	1,402,192
Selling, general and administrative	6,615,909	4,955,665
Interest expense	436,957	942,425

Total operating expenses	7,052,866	7,300,282

Loss from operations	(7,052,866)	(7,304,612)

Non-operating income (expense):
Interest income	12,615	1,352
Other income (expense), net	30,260	(7,458)
Equity in loss on investment in EnerStruct (Note 9)	--	(227,038)

Total non-operating income (expense)	42,875	(233,144)

Loss from continuing operations	(7,009,991)	(7,537,756)

Loss from operations held for disposal	(616,867)	(1,380,092)

Loss before income taxes and minority interest	(7,626,858)	(8,917,848)

Income taxes (Note 5)	1,600	--

Net Loss	$(7,628,458)	$(8,917,848)

Weighted average shares	299,619,602	319,227,643
Loss from continuing operations - basic and diluted	$(.02)	$(.02)
Loss from discontinued operations - basic and diluted	$(.01)	$(.01)
Net loss per share - basic and diluted	$(.03)	$(.03)

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2003

	Common Stock
	Number Of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2001	258,281,604	$2,582,816	$43,502,525	$(41,437,014)	$4,648,327
Employee stock purchase plan	3,000	30	55		85
Employee stock options exercised	36,000	360	1,440		1,800
Sale of common stock and capital
contributions	51,126,416	511,264	10,364,479		10,875,743
Direct financing costs			(55,000)		(55,000)
Investment in EnerLook Health Care
Solutions, Inc. by minority interest			815,750		815,750
Stock options issued for services .			197,200		197,200

Net loss				(7,628,458)	(7,628,458)

Balance at December 31, 2002	309,447,020	3,094,470	54,826,449	(49,065,472)	8,855,447
Employee stock purchase plan	4,000	40	128		168
Employee stock options exercised	1,052,346	10,524	43,494		54,018
Sale of common stock	14,000,000	140,000	3,360,000		3,500,000
Investment in EnerLook Health Care
Solutions Inc. by minority interest			86,752		86,752
Stock issued for services	2,328,917	23,289	483,120		506,409
Capital contributions by majority
stockholder			908,747		908,747
Stock options issued for services
and compensation due to variable
options			397,025		397,025
Stock and warrants issued in
exchange for debt	17,027,579	170,276	11,495,963		11,666,239
Sale of common stock and warrants to
majority stockholder	1,388,889	13,889	986,111		1,000,000
Guarantee of related party debt				(2,200,000)	(2,200,000)
Net loss				(8,917,848)	(8,917,848)

Balance at December 31, 2003	345,248,751	$3,452,488	$72,587,789	$(60,183,320)	$15,856,957

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	2003
OPERATING ACTIVITIES

Net loss	$(7,628,458)	$(8,917,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	100,349	127,500

Foreign currency transaction loss	--	3,279
Equity in loss from investment in EnerStruct	--	227,038

Compensation expense for stock and options issued for services and variable stock options	197,200	904,583

Change in assets and liabilities
(Increase) decrease in:
Trade receivables	--	(26,739)
Prepaid expenses and other assets	(62,249)	102,239

Operating assets held for disposal	(2,234,975)	3,151,947

Increase (decrease) in:
Accounts payable	328,995	(288,146)
Accrued expenses and other liabilities	496,811	355,139
Liabilities and minority interest related to assets held for disposal	1,176,739	(1,009,712)

Net cash used in operating activities	(7,632,588)	(5,370,720)

INVESTING ACTIVITIES
Investment in EnerStruct (Note 9)	--	(2,003,339)

Capital expenditures	(1,594,496)	(876,485)

Net cash used in investing activities	(1,594,496)	(2,879,824)

FINANCING ACTIVITIES
Proceeds from issuance of common stock to majority stockholder and employees	2,946,884	1,054,185
Proceeds from sale of stock to ITOCHU Corporation	--	3,500,000

Proceeds from advances from stockholders	4,444,886	4,228,210

Repayment of related party debt	(1,440,181)	--
Repayment of mortgage payable	(24,997)	(27,357)
Repayment of short term note payable	--	(595,000)
Proceeds from note payable to stockholder	200,000	--
Proceeds from notes payable	995,000	--
Proceeds from minority investment in subsidiary	815,750	85,602

Net cash provided by financing activities	7,937,342	8,245,640

Net decrease in cash and cash equivalents	(1,289,742)	(4,904)
Cash and cash equivalents at beginning of year	1,494,961	205,219

Cash and cash equivalents at end of year	$205,219	$200,315

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	2002	2003
Cash paid during the year for
Income taxes	$1,600	$--
Interest	$107,352	$206,750

Non-cash investing and financing activities:
Equipment purchased from stockholder at net book value for the assumption of various promissory notes to related parties and amounts due
to stockholder	$12,362,681	$--
Advances from stockholders converted to a short -term payable	$5,500,000	$--
Advances from stockholders converted to additional paid in capital	$--	$908,747
Loans and advances from stockholders converted to stock and additional
paid in capital (Note 11)	$7,875,743	$11,666,239
Interest payable to related parties converted to debt (Note 11)	$--	$1,040,818
Issuance of note payable in connection with the acquisition of Ener1
Battery Company	$1,161,850	$--
Reduction in property and equipment and accounts payable for adjustment
to purchase price of equipment	$--	$234,163
Equipment purchased not paid for as of year end	$795,812	$157,682
Reduction in property and equipment and due to stockholder	$--	$450,767
Deposit on equipment applied to capital expenditures	$556,472	$--

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS

        A Florida corporation founded in 1985, Ener1, Inc. was formerly called Inprimis, Inc. and before that it was called Boca Research, Inc. (“Ener1” or the “Company”). The Company’s primary business from July 1, 2000 and for the years 2001 and 2002 was to provide product design services, customize embedded system software, and offer systems engineering and manufacturing consultation services for interactive TV, video on demand, Internet access, and other convergent technology appliances. The Company in 2002 began to sell products based on its set-top box reference designs to solution providers in the hospitality and healthcare markets and other vertical markets. These solution providers, in turn, provide a turn key service to end-customers in their specific vertical markets. During 2002 and 2003, the Company manufactured set-top boxes and other digital entertainment products by utilizing subcontractors and marketed those products to the hospitality and healthcare markets through its 49% owned subsidiary EnerLook Solutions, Inc. (EnerLook), and to other markets through its former Digital Media Technologies Division. In 2003, the majority of the assets in the Digital Media Technologies Division were transferred to EnerLook and during 2003 certain of the digital products were marketed through EnerLook (see Discontinued Operations below).

        In January 2002, Ener1 Group, Inc. acquired a majority interest in the Company and with subsequent transactions owned approximately 90.4% of the Company at December 31, 2003. Ener1 Group is a privately held company in Ft. Lauderdale, Florida that provides financial and management resources to its portfolio of incubator technology companies. As noted below, one of Ener1 Group’s subsidiaries was in the business of developing lithium technology batteries. This company, Ener1 Battery Company, became a wholly owned subsidiary of the Company on September 6, 2002 when 100% of its outstanding capital stock was acquired from Ener1 Group. In accordance with Statement of Financial Accounting Standard No. 141, Business Combinations, because the entities were under common control, operations of the entities were combined from the beginning of each period and presented similar to the pooling of interests method as if the acquisition had occurred at the beginning of the first period presented.

        Concurrent with the acquisition of Ener1 Battery Company (“the Battery Company”) in 2002, the Company began to transition its business away from the set-top box and engineering services businesses of its Digital Media Technologies Division and its EnerLook subsidiary toward the businesses of Ener1 Battery Company.

        Ener1 Battery is in the business of developing, marketing and producing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications. The Battery Company is a development stage company with nominal revenue since its inception.

        On January 23, 2002, the Company began to develop and market products for neutralizing the harmful effects of electromagnetic radiation in electric power transmission lines and equipment through its wholly owned subsidiary, Ener1 Technologies, Inc. which is also a development stage company and has not had any sales since its inception.

        In August 2003, the Company formed a joint venture company, named EnerStruct, Inc., with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have licensed to EnerStruct some of their respective battery technologies for use exclusively in Japanese markets.

Discontinued Operations

        On December 15, 2003, the Company entered into an arrangement with T. & V. Rental Co., Inc. ("TVR"), a New York company, pursuant to which (1) TVR will manage EnerLook's business for up to six months in return for any profits earned by EnerLook, (2) EnerLook will have the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR's outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company's stock currently held by Ener1 Group; and (3) if EnerLook does not exercise the option, TVR will have the option to acquire all of the assets of EnerLook Solutions in exchange for 5% of TVR's then-outstanding common stock. If TVR fails to exercise its option to purchase EnerLook, it will nevertheless be required to transfer 5% of its then-outstanding common stock to EnerLook.. The Company's EnerLook segment is deemed to be held-for-sale and certain of its revenues, expenses, assets and liabilities are classified as discontinued operations. Substantially all corporate and overhead costs have traditionally been allocated by management to this segment. Management believes substantially all remaining resources will be redirected to the Company's continuing operations and the Company will continue to incur corporate and overhead costs; accordingly, these costs and related liabilities are included in continuing operations.

2.     SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The accompanying consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries: Ener1 Battery Company; Ener1 Technologies, Inc; EnerNow Technologies, Inc.; Boca Research of Delaware, Inc.; Boca Research International, Inc.; Boca Research Holland B.V.; Boca Research (UK) Limited; Boca Research International Holdings Ltd.; Boca Global, Inc.; AppsCom, Inc.; and Ener1 Ukraine. It also includes as discontinued operations the Company’s 49% owned subsidiary, EnerLook Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

        The Company has recorded a deferred tax asset of approximately $29,604,000 at December 31, 2003, which is completely offset by a valuation allowance. Realization of approximately $17 million of the deferred tax asset is limited to offsetting income arising from appreciation of assets through January 2002, which the Company believes is unlikely. Realization of the balance of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

        Cash and Cash Equivalents: The Company considers liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits.

        Inventories: Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.

        Property and Equipment: Property and equipment are recorded at cost. Expenditures for major betterments and additions are charged to the asset accounts, while replacement, maintenance and repairs, which do not extend the lives of the respective assets, are charged to expense in the period incurred.

        Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

	Battery Company	Digital Media / EnerLook	Ener1 Technologies,
Asset Category
Building	39 years	--	--
Building improvements	5-39 years	--	--
Software	3 years	--	--
Computer and Office
equipment	5 years	5 years	--
Furniture and Fixtures	7 years	---	5 years
Not placed into
service as of
Battery plant equipment	12/31/2003	--	--
Machinery & Equipment	5 years	5 years	5 years

        Long-lived Assets: The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is determined when the sum of the undiscounted cash flows estimated to be generated by those assets is less than their carrying value (see Note 12).

        Loss Per Share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options and warrants discussed in Note 15) unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the years ended December 31, 2002 and 2003. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because their effect was anitdilutive are discussed in Note 15.

        Revenue Recognition: Revenue from product licensing or software royalties is recognized as earned pursuant to the terms of the related contracts, which generally occurs when the Company ships equipment in conjunction with such license or software. Amounts received but unearned as of December 31, 2002 and 2003 are recorded as deferred revenue.

        Trade Receivables: Trade receivables are uncollateralized customer obligations due under normal trade terms. The carrying amount of trade receivables may be reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all trade receivable balances and based on an assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.

        Stock Compensation: Options granted to employees under the Company’s Stock Option Plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost has been recognized for the stock option plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the years ended December 31, 2002 and 2003:

	2002	2003
Net loss, as reported	$(7,628,458)	$(8,883,854)
Plus: compensation recorded for stock options issued
and variable options	197,200	397,025
Less: proforma stock based employee compensation, net
of related tax	(1,280,706)	(363,031)

	$(8,711,964)	$(8,883,854)

Loss per share
Basic and diluted as reported	$(.03)	$(.03)
Basic and diluted proforma	$(.03)	$(.03)

        Investment in EnerStruct: The Company’s 49% investment in EnerStruct is accounted for on the equity method (See Note 9).

        Research and Development Costs: Research and development costs are expensed as incurred.

        Income Taxes: The Company provides for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying values and the tax bases of assets and liabilities and carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        Recently Issued Accounting Pronouncements and Interpretations:

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method over its useful life. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Adopting SFAS No. 143 did not have a material impact on the Company’s financial statements.

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

        In November 2002, the EITF reached a consensus on Issue No. 00-21, ” Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, service and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has not yet determined what the effects of this Statement will be on its financial position and results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that in certain circumstances, a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on the consolidated financial statements.

        In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on the consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. The primary focus of this Statement is to amend and clarify financial accounting and reporting for derivative instruments. This Statement is effective for contracts entered into or modified after June 30, 2003. Adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet. SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments; i) mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; ii) put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets; and iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers’ shares. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003 and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

        Product Warranties: The Company continues to support all the products it has already shipped or will be shipping and will remain responsible for warranties, returns, and technical support for these products. The Company outsources technical support to in order to provide customers with a single point of contact.

        Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

        Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments or the fact that they are carried at fair value, as applicable. The carrying value of debt approximates fair value due to the length of the maturities, the interest rates being tied to market indices and/or due to the interest rates not being significantly different from the current market rates available to the Company.

        Foreign Currency Transactions: The recorded balances that are required to be paid in foreign currencies at December 31, 2003 are adjusted to reflect the exchange rate at the balance sheet date.

3.     SEGMENT REPORTING

        The Company is organized based upon the following segments: Digital Media Division / EnerLook (which is classified as discontinued operations), Ener1 Battery Company, and Ener1 Technologies, Inc. The Company acquired Ener1 Battery Company on September 6, 2002 and in accordance with SFAS 141 Business Combinations, operations of the entities were combined from the beginning of each period presented similar to the pooling of interests method as if the acquisition occurred at the beginning of the first period presented. On June 13, 2002, the Company formed Ener1 Technologies, Inc. In February 2002, the Company formed EnerLook Solutions, Inc. (EnerLook) which was combined with the Company’s existing Digital Media Division in May 2003. Ener1 Battery Company and Ener1 Technologies, Inc. are development stage companies. In December 2003, management of EnerLook's operations for a six month period was contracted to a third party which was also given an option to purchase the assets of EnerLook if specified conditions are met.

        The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	2002	2003
Net sales
Ener1 Battery Company	--	26,739
Discontinued Segments	4,245,422	2,682,418

Net sales	4,245,422	2,709,157

Interest expense
Corporate	70,398	177,649
Ener1 Battery Company	366,559	764,776

Interest expense	436,957	942,425

Depreciation and amortization expense
Corporate	--	620
Ener1 Battery Company	98,479	124,028
Ener1 Technologies, Inc.	1,870	2,852
Discontinued Segments	463,444	130,861

Total depreciation and amortization expense	563,793	258,361

Net loss
Corporate	4,010,665	3,981,863
Ener1 Battery Company	2,707,973	3,412,806
Ener1 Technologies, Inc.	292,953	143,087
Discontinued Segments	616,867	1,380,092

Net loss	7,628,458	8,917,848

Assets
Corporate	285,470	2,152,944
Ener1 Battery Company	22,000,660	22,136,918
Ener1 Technologies, Inc.	12,392	9,540
Discontinued Segments
	3,289,167	137,220

Total assets	25,587,689	24,436,622

Capital expenditures
Corporate	--	11,566
Ener1 Battery Company	1,580,234	864,919
Ener1 Technologies, Inc.	14,262	--
Discontinued Segments	75,069	2,353

Total capital expenditures	1,669,565	878,838

4.     PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	The Battery Company	Corporate Division	Ener1 Technologies, Inc.	Total
Building	$1,545,412	$--	$--	$1,545,412
Building improvements	569,149	--	--	569,149
Software	120,576	--	--	120,576
Computer and office equipment	41,051	4,994	--	46,045
Furniture and fixtures	11,148	--	--	11,148
Machinery and equipment	208,075	6,573	14,262	228,910
Battery plant equipment	19,743,643	--	--	19,743,643

Total cost	22,239,054	11,567	14,262	22,264,883

Less accumulated depreciation
and amortization	227,135	621	4,722	232,478

Net property and equipment	$22,011,919	$10,946	$9,540	$22,032,405

        The equipment noted above had certain liens against it as of December 31, 2003. As of December 31, 2003, Ener1 s.r.l., an Italian company related by common ownership (“the Italian Company”) had a loan outstanding to Meliorbanca Gallo S.p.A.( “the Italian Bank”) in the amount of EURO 1,877,685 on which Ener1, Inc., Ener1 Group, Ener1 Battery and two of the directors of all three companies were guarantors. Meliorbanca had collateral coverage of EURO 5,000,000 on specified battery production equipment of Ener1 Battery, which was transferred from the Italian Company ultimately to Ener1 Battery in a series of transactions prior to the Company’s acquisition of Ener1 Battery. The U.S. dollar value of such collateral coverage was approximately $6,200,000 at December 31, 2003.

        In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due 2009 in a private placement (see Note 18). In connection with the issuance of the debentures, the Company was required to have all security interests in the battery production equipment released. In January 2004, the Company paid $2.2 million to Meliorbanca to satisfy the Italian Company's obligations and the Italian Bank released its security interest in the production equipment. Accordingly, the payment was recorded as a liability and a reduction of stockholders' equity at December 31, 2003.

        Depreciation and amortization expense for property and equipment for the years ended December 31, 2003 and 2002 was $113,100 and $99,341, respectively.

5.     INCOME TAXES

        Deferred income tax assets in the accompanying balance sheet as of December 31, 2003 are attributable to the following items:

Goodwill	2,057,000
Depreciation, amortization and start-up costs	345,000
Federal and state net operating loss carryforwards	27,089,000
Other	113,000

Gross deferred tax asset	29,604,000
Valuation allowance	29,604,000

        The Company has federal and Florida net operating loss carryforwards available to offset future taxable income of approximately $72 million and $63 million, respectively. The federal net operating loss carryover will begin to expire in 2018, while the Florida net operating loss carryforward will begin to expire in 2011. Due to the change in ownership in January 2002, carryforwards approximating $51 million are subject to substantial restrictions and may only be utilized to offset approximately $40,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change.

        A valuation allowance is provided when it is more likely than not that some portion of the Company’s deferred tax assets will not be realized. Management has evaluated the available evidence about the Company’s future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by $4.4 million in the year ended December 31, 2003. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

        The components of income taxes (benefit) in the accompanying statements of operations are as follows:

	Year ended December 31,
	2002	2003
Federal:
Current	$0	$0
Deferred	0	0

Total	0	0

State:
Current	1,600	0
Deferred	0	0

	0	0

Total	$1,600	$0

        The Company’s effective income tax rate differs from the statutory federal rate of 35% as follows:

	2002	2003
Statutory rate applied to loss before income taxes	35.0%	35.0	.0%
Decrease in income taxes (benefit) resulting from:
Rate differential	(1.0)	(1.0	.0)
Valuation allowance	(34.0)	(40.0	.0)
State income tax benefit	6.0	6.0
Other, net	4.0	0.0	.

Effective income tax rate	0.0%	0.0%

6.     ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities principally consist of accrued salaries, bonuses and related benefits and accrued professional fees.

7.     CONSOLIDATION OF 49% SUBSIDIARY (ENERLOOK SOLUTIONS, INC.)

When formed in February 2002, EnerLook was a 51% subsidiary of the Company. In early 2003, EnerLook issued 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and 125,000 shares to an employee, reducing the Company’s ownership to 49%. Ener1 Group owns 43% of the outstanding common stock of EnerLook. Since EnerLook was formed, the Company has consolidated EnerLook’s results of operations and its balance sheet as part of the Company’s consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to 49% does not materially reduce the control the Company exercises over EnerLook’s operations. Effective December 15, 2003, EnerLook's operations were deemed to be discontinued operations.

In the second quarter of 2003, the Company transferred certain assets of its Digital Media division to EnerLook in order to consolidate the Company’s set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million. In December 2003, management decided to discontinue the operations of this segment and conveyed operating control of this operating segment to a third party (see Note 1).

8. DEBT

The Battery Company

        At December 31, 2003, debt consisted of a mortgage and a note payable to a Russian bank as follows:

        The mortgage payable was to Interbay Funding and had a balance due at December 31, 2003 of $703,896. The mortgage note bears interest at two points over LIBOR with a floor of 9%, adjusted semi-annually, with principal and interest payments of approximately $7,700 per month. The mortgage note was collateralized by the Battery Company land and building.

        On November 20, 2002, the Battery Company converted certain related party-debt to two loan agreements payable to Saint Petersburg Joint Stock Bank Tavricheskiy (Open Joint Stock Company), in the amount of $1,200,000 and $400,000, respectively. The principal and any remaining accrued interest thereon is payable in full on August 24, 2004. The interest rate is 8% annually and payable quarterly. The $1,200,000 note has as collateral a pledge of a patent owned by Ener1 Ukraine, which is a 100% subsidiary of Ener1 Battery. The $400,000 note is unsecured. The combined principal balances on both notes as of December 31, 2003 totaled $1,600,000.

        In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due 2009, and warrants to purchase up to 16,000,000 shares of common stock, in a private placement. A portion of the proceeds from this offering were used to pay all of the outstanding balances due to Interbay Funding and to Petersburg Joint Stock Bank Tavricheskiy.

9.     ITOCHU CORPORATION INVESTMENT and INVESTMENT in ENERSTRUCT

        On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation, under which the Company issued 14,000,000 shares of its common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share, for $3.5 million. In addition, the Company granted the following options to ITOCHU to increase its ownership of common stock at the following prices: During the six month period from July 25, 2003 through January 24, 2004, ITOCHU had the option to purchase up to 12,461,861 shares of common stock, for $0.70 per share. During January 2004, ITOCHU exercised a portion of these options and purchased 1,500,000 shares for $1,050,000. During the period from January 25, 2004 through January 31, 2005, ITOCHU has the option to purchase up to 9,346,396 shares of common stock for $4.00 per share.

        Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for a 49% ownership interest in EnerStruct. ITOCHU owns the remaining 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At December 31, 2003 the Company’s original investment in EnerStruct was reduced by $227,038 which represents the Company’s share of EnerStruct’s losses through that date.

        In connection with the foregoing activities, the Company and Ener1 Battery have entered into a license agreement with ITOCHU and EnerStruct and agreed to provide EnerStruct with an exclusive license (for Japan only) to use the technologies covered by two of Ener1 Battery Company’s pending patent applications. ITOCHU has also licensed to EnerStruct, on an exclusive basis, several of its patents relating to its lithium battery technologies.

Summarized information of Enerstruct is as follows as of December 31, 2003 and for the period then ended:

Cash Total assets Total liabilities Net loss	$2,567,000 2,950,000 31,000 463,000

10.     DEBT EXCHANGE AGREEMENT with ENER1 GROUP, MR. ZOI and DR. NOVAK, and ADDITIONAL INVESTMENT BY ENER1 GROUP

        In November 2003, the Company issued 17,027,579 shares of common stock and warrants to purchase up to 18,494,767 shares of common stock (warrants to purchase 9,247,383 shares were issued with an exercise price of $1.50 per share and warrants to purchase 9,247,384 shares were issued with an exercise price of $2.00 per share) in satisfaction of approximately $12,700,000 in debt including approximately $11,000,000 in debt owed to Ener1 Group (including approximately $3,100,000 in inter-company advances from Ener1 Group), approximately $300,000 in debt owed to Mr. Zoi and approximately $1,400,000 in debt owed to Dr. Novak. These funds were advanced by Ener1 Group, Mr. Zoi and Dr. Novak to the Company over the last two years to fund operations. As a result of the exchange, Ener1Group received 14,829,288 shares and warrants to purchase up to 16,107,061 shares of common stock, Mr. Zoi received 399,876 shares and warrants to purchase up to 434,330 shares of common stock, and Dr. Novak received 1,798,415 shares and warrants to purchase up to 1,953,376 shares of common stock.

        The accrued interest on the debt which was exchanged was converted into two year promissory notes issued to Ener1 Group, Mr. Zoi and Dr. Novak with principal amounts totaling $1,040,817.

        Also in November 2003, Ener1 Group purchased 1,388,889 shares of common stock and warrants to purchase up to 1,505,232 shares (warrants to purchase 752,616 shares were issued with an exercise price of $1.50 per share and warrants to purchase 752,616 shares were issued with an exercise price of $2.00 per share), for an aggregate purchase price of $1,000,000.

11.     RELATED PARTY TRANSACTIONS:

The Battery Company

        During 2002 and 2003, the Battery Company leased a portion of some of its office facilities from Ener1 Group, Inc. The Battery Company also shared common facilities, personnel and other resources with Ener1, Group, Inc. Allocation of expenses has been made between these parties utilizing systematic methods. The net expense allocated to the Battery Company for 2002 and 2003 aggregated approximately $540,000 and $244,000, respectively. The expenses reflected herein are not necessarily an indication of expenses that might be incurred if the Battery Company were a stand-alone entity.

Digital Media/EnerLook Division:

        The Digital Media/EnerLook division has been allocated expenses, utilizing systematic methods, for shared personnel and other resources on a quarterly basis from Ener1 Group, Inc. The Digital Media Division building lease term expired on March 13, 2002 and the Division is now co-located with the Battery Company in its owned facilities. Expenses allocated for 2002 and 2003 aggregated approximately $449,000 and $247,000, respectively.

12.     ASSET IMPAIRMENT AND OTHER CHARGES

        The Company recorded a charge to earnings in 2003 to recognize the impairment of a technology license in the amount of $1,046,250, which is included in loss from operations held for disposal in the accompanying statement of operations. Management determined during the fourth quarter of 2003 that the Company would not allocate the resources necessary to develop the technology required to recognize revenues related to the license. The carrying value of the license was written down to its estimated fair market value.

13.     ARRANGEMENT WITH T. & V. RENTAL CO. INC.

         On December 15, 2003, the Company entered into an arrangement with T. & V. Rental Co., Inc. ("TVR"), a New York company, pursuant to which (1) TVR will manage EnerLook's business for up to six months in return for any profits earned by EnerLook, (2) EnerLook will have the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR's outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company's stock currently held by Ener1 Group; and (3) if EnerLook does not exercise the option, TVR will have the option to acquire all of the assets of EnerLook in exchange for 5% of TVR's then-outstanding common stock. If TVR fails to exercise its option to purchase EnerLook, it will nevertheless be required to transfer 5% of its then-outstanding common stock to EnerLook. TVR is responsible for paying EnerLook Solutions' on-going expenses. TVR has paid approximately $238,000 to fund EnerLook Solutions' operations since December 15, 2003.

14.     COMMITMENTS AND CONTINGENCIES

         Litigation

        The Company receives communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of the Company’s products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claims or the effect of any such claims on the Company’s operating results, financial condition, or cash flows.

        In 1999, the Company was named a co-defendant in an action brought in the United States District Court for the District of Massachusetts, by NEC Technologies, Inc. (“NEC”). The suit alleged that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. (“Ring Zero”), causing NEC to be sued for patent infringement by PhoneTel Communications, Inc. (“PhoneTel”), allegedly as a result of NEC’s combination of modem hardware and software supplied by the vendors in its personal computer products. NEC alleged that the Company and Ring Zero were obligated to indemnify NEC for NEC’s costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. The lawsuit brought against the Company was dismissed without prejudice on April 25, 2000 for procedural reasons, and to date there has been no resolution of the substantive dispute. While NEC has the option of refiling this action in an appropriate jurisdiction, it has not done so in the interim since the dismissal in April 2000, and the Company therefore believes that this claim will not have a material adverse effect on the Company’s operating results, financial condition, or cash flows.

        The Company and its Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway’s complaint against the Company and Boca Global, Inc. alleges that either or both of these entities assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway seeks indemnification for payment in the amount of approximately $5 million, which it paid to settle patent infringement litigation brought by PhoneTel. In addition to the Company and Boca Global Inc., another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company. On March 20, 2004, the Court dismissed without prejudice Gateway's action against Boca Global and the other co-defendant based on Gateway's failure to prosecute the action.

         Lease Commitments

        In January 2004, the Company entered into a 6 year operating lease for office facilities. The lease provides for monthly rent of approximately $9,000 in the first year increasing to approximately $14,000 in the sixth year, plus the Company’s proportionate share of operating costs.

15.     STOCK OPTION AND PURCHASE PLANS

        In April and May of 2002, the Board of Directors and shareholders adopted the 2002 Stock Participation Plan (the “2002 Plan”) pursuant to which, the number of shares of Common Stock reserved for grants thereunder was set at 6,836,503 shares. The 2002 Plan also provides that no more than 1,500,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 2002 Plan, incentive stock options or nonqualified stock options may be issued to persons selected by the administrators of the Plan from a class of employees, officers, and consultants, including non-employees who render valuable contributions to the Company. The exercise price of the options (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company) shall be as determined by the Compensation Committee of the Board of Directors. The 2002 Plan replaces the Company’s 1992 Stock Option Plan. However, any options issued and still open under the 1992 Plan follow the rules of the 1992 Plan.

        Also in April and May of 2002, the Board of Directors and shareholders adopted the 2002 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”) pursuant to which 2,000,000 shares of common stock are reserved for issuance under this plan to ensure that a sufficient number of shares are available for issuance to non-employee directors. The plan provides for each non-employee director first elected to the Board of Directors to receive an automatic grant of nonqualified stock options for 10,000 shares on the date of his or her election. The Director Stock Option Plan administrators, in their sole discretion, determine which non-employee directors are to be awarded options, the number of shares subject to the options and the exercise price and other terms of the options. However, non-employee directors who are elected to the Board after the effective date of the Directors Plan will receive an automatic grant of nonqualified stock options to purchase 10,000 shares of common stock. The 2002 Plan replaces the previous 1992 Directors Plan and the 1996 Directors Plan.

        The Company entered into an Employment Agreement with Kevin Fitzgerald, the Company’s Chief Executive Officer which was effective as of September 8, 2003. Pursuant to this Agreement, Mr. Fitzgerald was granted options to purchase 9,716,716 shares of common stock at an exercise price of $0.30 per share, vesting ratably in equal amounts on the first day of each month for a period of 36 months, beginning October 1, 2003. During 2003, the Company recorded compensation of approximately $65,000 related to the issuance of these options. Mr. Fitzgerald’s Employment Agreement also provides that the Company will award additional options to him: (1) on December 31, 2004, equal to 1% of the then fully diluted common stock as of that date, at an exercise price equal to $500,000,000 divided by the number of fully diluted shares of common stock as of that date, vesting ratably in each of the 24 months following that date; and (2) on December 31, 2005 equal to 0.5% of the then fully diluted common stock as of that date, at an exercise price equal to $1 billion divided by the number of fully diluted shares of common stock as of that date, vesting ratably in each of the 24 months following that date.

        A summary of the status of the Company’s employee stock options as of December 31, 2002, and 2003 and changes during the years ended on those dates is presented below:

	2002 Shares	2002 Weighted Average Exercise Price	2003 Shares	2003 Weighted Average Exercise Price
Outstanding at beginning of year	1,573,446	$0.43	948,679	$0.16
Granted	115,000	$0.13	11,101,716	$0.28
Exercised	36,000	$0.05	1,052,346	$0.05
Cancelled/terminated	703,767	$0.76	332,333	$0.05

Outstanding at end of year	948,679	$0.16	10,665,716	$0.29

Exercisable at end of year	948,679	$0.16	1,682,802	$0.22

        The following table summarizes information about employee stock options outstanding at December 31, 2003.

Range of Exercise Price		Number Outstanding at 12/31/03	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable Number Exercisable at 12/31/03	Weighted-Average Exercise Price
$0.15	-$0.30	9,966,716	9.5	$0.30	1,183,802	$0.29
$4.93		22,000	7.0	$4.93	22,000	$4.93
$0.76		200,000	9.8	$0.76	--	$0.76
$0.05	-$0.055	477,000	8.5	$0.05	477,000	$0.05

        The weighted average fair value of the options granted during 2002 and 2003 was estimated at $0.84 and $0.26, respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 120%, weighted average risk-free interest rate of approximately 4.55% and 3.50%, respectively, and expected lives of three to six years.

        The Board of Directors and shareholders adopted the 1992 Employee Stock Purchase Plan (the “1992 Purchase Plan”). The 1992 Purchase Plan authorizes the issuance of a maximum of 250,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price of the options is the lesser of 85% of the fair market value of the common stock on the first and last day of the purchase period, which commences on January 1 and July 1 of each year. At December 31, 2003 there were no options outstanding under this plan.

        In addition to the above employee stock options, at December 31, 2003 the Company had the following options and warrants outstanding:

a)	In connection with the purchase of common stock of the Company, Itochu obtained options to acquire up to 12,461,861 shares of common stock at $0.70 per share, of which 1,500,000 were exercised in January 2004, and options to acquire 9,346,396 shares of common stock at $4.00 per share as discussed in Note 9.

b)	In connection with the Debt Exchange Agreement discussed in Note 10, certain majority stockholders were granted warrants to acquire an aggregate of 20,000,000 shares of common stock at $1.50 — $2.00 per share.

c)	In 2002, in connection with the merger of the Company and Ener1 Battery, the majority stockholder obtained warrants to purchase up to 69,000,000 shares of common stock at $0.08 per share. In January 2004, the stockholder a) agreed that the Company was not required to reserve shares for issuance upon the exercise of the warrants until such time as sufficient authorized shares become available.

16.	SAVINGS PLAN

        In January 1992, the Board of Directors adopted a Savings Incentive Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code. This plan was terminated effective November 2003.

        While the plan was effective all employees were eligible to participate in the Savings Plan upon completion of six months of employment. Each employee could elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company had the discretion to make matching contributions on behalf of the participants. Employees were fully vested in their contributions. Company contributions vested at a rate of 33% on each anniversary date of employment. Amounts credited to an employee’s account could have been distributed to the employee at the earliest of (a) the termination of the employee’s employment with the Company; (b) the termination of the Plan; or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan were taxable to the employee until such amounts were distributed to the employee. However, contributions made by the Company were tax deductible. During the years ended December 31, 2002 and 2003 the Company’s contribution expense to the Savings Plan aggregated $38,409 and $7,037 respectively.

17.     MAJOR CUSTOMERS

        Four customers accounted for approximately 47%, 16%, 13%, and 11%, respectively, of sales for the year ended December 31, 2003. Three different customers accounted for approximately 43%, 15%, and 14% respectively, of sales for the year ended December 31, 2002. Revenue from these transactions is included in loss from operations held for disposal.

18.	SUBSEQUENT EVENT

        In January 2004, the Company issued $20,000,000 of 5% senior secured convertible debentures due in 2009. The debentures are collateralized by substantially all of the assets of the Company and convertible into common stock of Ener1, Inc. at an initial conversion price of $1.25 per share. As part of the transaction, the Company issued ten year warrants to purchase a total of 16,000,000 common shares at an initial price of $2.51 per share. Proceeds from the sale were used to pay expenses of the sale, and repayment of guaranteed related party debt (Notes 4), and to pay outstanding debt including $1,040,817 owed to related parties (Note 10).

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

        Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

        There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

        In accordance with General Instruction E (3) to Form 10-KSB, except as indicated in the following sentence, the information called for by Items 9. 10, 11, 12 and 14 is incorporated by reference from our definitive proxy statement for the 2004 Annual Meeting of Shareholders.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (a) Financial Statements and Schedules

The Financial Statements and Schedule filed as part of this Annual Report on Form 10-KSB are listed in the index for Item 8.

    (b)        Reports on Form 8-K

.     No reports on Form 8-K were filed in the fourth quarter of our fiscal year ended December 31, 2003.

      (c) Exhibits

2.1 2.2 3.1 3.2 3.3 3.4 4.1 4.2 4.3 10.1	Securities Purchase Agreement dated as of December 21, 2001, by and between the
Registrant and Ener1 Holdings, Inc., incorporated by reference to Exhibit No. 2 of the Registrant's current report on Form 8-K dated January 18, 2002.

Merger Agreement between the Registrant and Ener1 Group, Inc., effective as of
August 31, 2002 and incorporated by reference to Exhibit No 2.1 of the
Registrant's current report on Form 8 K dated September 23, 2002.

Amended and Restated Articles of Incorporation of the Registrant, dated February
12, 1993, incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly
Report on Form 10-Q for the quarter ended September 30, 2000.
Amendment to Amended and Restated Articles of Incorporation, dated March 11,
2002, incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

Amendment to Amended and Restated Articles of Incorporation, dated October 21,
2002, incorporated by reference to Exhibit 3.1 of the Registrant's current report on Form 8-K dated October 28, 2002.

Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the
Registrant's Registration Statement No. 333-101044 filed with the Securities and the Exchange Commission.

Form of 5% Senior Secured Convertible Debenture incorporated by reference to
Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

Registration Rights Agreement, dated as of January 16, 2004, by and among the
Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on
Form 8-K dated January 21, 2004.

1992 Stock Option Plan incorporated by reference to Exhibit 10.3 to the
Registration Statement No. 33-56530 filed with the Securities and the Exchange
Commission.

10.2 10.3 10.4 10.5 10.6 10.7 10.8 10.9 10.10 10.11 10.12 10.13 10.14	1992 Non-Employee Director Stock Option Plan, incorporated by reference to
Exhibit 10. 4 to the Registration Statement No. 33-56530 filed with the
Securities and the Exchange Commission.

2002 Stock Participation Plan incorporated by reference to Exhibit C of the
Registrant's Schedule 14A filed on April 15, 2002.

2002 Non-Employee Director Stock Participation Plan incorporated by reference to
Exhibit D of the Registrant's Schedule 14A filed on May 15, 2002.

Employment Agreement, dated as of March 17, 2000, between Larry L. Light and the
Registrant, incorporated by reference to Exhibit No. 10.26 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

Asset Purchase Agreement, dated as of January 24, 2000, between Boundless
Technologies, Inc. and the Registrant, incorporated by reference to Exhibit No.
10.27 to the Registrant's annual report on Form 10-K for the year ended December
31, 1999.

Assignment and Assumption Agreement, dated as of March 3, 2000, between Boundless
Technologies, Inc. and Boundless Manufacturing Services, Inc., incorporated by reference to Exhibit No. 10.28 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

Promissory Note, dated March 3, 2000, issued by Boundless Manufacturing Services,
Inc. in favor of the Registrant, incorporated by reference to Exhibit No. 10.29 to the Registrant's annual report on Form 10-K for the year ended December 31,
1999.

Supply Agreement, dated as of March 3, 2000, by and between Boundless
Manufacturing Services, Inc. and the Registrant incorporated by reference to
Exhibit No. 10.30 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

Asset Purchase Agreement, dated July 28, 2000, between the Registrant and Boca
Global, Inc. and Zoom Telephonics, Inc., incorporated by reference to Exhibit
10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June
30, 2000.

Shareholder agreement between the Registrant and EnerLook Health Care Solutions,
Inc., dated April 22, 2002, incorporated by reference to Exhibit 99.1 to the
Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

Loan Agreement N 045-KB/2002 between Saint Petersburg Joint Stock Bank
Tavircheski and Ener1 USA, Inc., dated November 20, 2002.

Loan Agreement N 046-KB/2002 between Saint Petersburg Joint Stock Bank
Tavircheski and Ener1 USA, Inc. dated November 20, 2002.

Patent Pledge Agreement between Saint Petersburg Joint Stock Bank Tavircheski and
Ener1 USA, Inc., dated November 20, 2002.

10.15 10.16 10.17 10.18 10.19 10.20 10.21 10.22 10.23 10.24 10.25 10.26 10.27 10.28 10.29	Master Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on
Form 10-QSB for the quarter ended September 30, 2003.

License and Royalty Agreement by the Registrant and Ener1 Battery Company, dated
July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant's
Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

Subscription and Investment Agreement by Itochu Corporation and the Registrant,
dated July 25, 2003, incorporated by reference to Exhibit 10.3 to the
Registrant's Quarterly Report on Form 10-QSB for the quarter ended September 30,
2003.

Common Stock Subscription Agreement by EnerStruct and the Registrant,
incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on
Form 10-QSB for the quarter ended September 30, 2003.

Shareholders Agreement by Itochu and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on
Form 10-QSB for the quarter ended September 30, 2003.

Amendment to Subscription and Investment Agreement by Itochu Corporation and the
Registrant, dated January 31, 2004.

Security Agreement by and between Bzinfin SA, Ener1 Group, Inc., and Ener1
Battery Company, dated as of January 23, 2003.

Meliorbanca Loan Agreement with the Registrant, Ener1 Group, Inc., Ener1 Battery
Company, Mike Zoi, Peter Novak and Ener1 s.r.l. dated as of March 21, 2003.

Employment Agreement by the Registrant and Kevin P. Fitzgerald, dated September
8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly
Report on Form 10-QSB for the quarter ended September 30, 2003.

Employment Agreement by the Registrant and Randall Paulfus, dated November 5,
2003.

Agreement by the Registrant and Tatum CFO Partners, dated November 5, 2003.

Exchange Agreement dated November 14, 2003 by the Registrant, Ener1 Group, Inc.,
Ener1 Battery Registrant, EnerLook Solutions, Inc., Mike Zoi and Peter Novak.

Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1,
Inc. and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on
Form 8-K dated January 21, 2004.

Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the
Registrant's Current Report on Form 8-K dated January 21, 2004.

Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the
Registrant's Current Report on Form 8-K dated January 21, 2004.

10.30 10.31 21.1 23.1 31.1 31.2 32	Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16,
2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P.,
incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on
Form 8-K dated January 21, 2004.

Waiver Agreement dated January 16, 2004 by the Registrant and Ener1 Group, Inc.

Subsidiaries of the Registrant.

Consent of Kaufman, Rossin & Co.

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ener1, Inc. By: /s/ Kevin P. Fitzgerald Name: Kevin P. Fitzgerald Title: Chairman and Chief Executive Officer

Date: March 30, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin P. Fitzgerald
  Kevin P. Fitzgerald

  /s/ Randall Paulfus
    Randall Paulfus

 /S/ Boris Zingarevich
   Boris Zingarevich

    /S/ Karl Gruns
      Karl Gruns

     /S/ Mike Zoi
       Mike Zoi

  /S/ Dr Peter Novak
      Peter Novak

 /S/ RONALD N. STEWART
Ronald N. Stewart	Chairman and Chief Executive Officer
(Principal Executive Officer)

Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)

Director

Director

Director

Director

Executive Vice President, General Counsel,
	Secretary-and-Director	March 30, 2004 March 30, 2004 March 30, 2004 March 30, 2004 March 30, 2004 March 30, 2004 March 30, 2004