Form 10KSB/A
period 2003-12-31
ENER1 INC
filed 2004-05-14
CIK 895642

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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
954) 556-4020
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

Yes   |X|    No |  |

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

        The aggregate market value of common stock held by non-affiliates as of March 29, 2004 was $36,532,870 based on the closing bid price of $1.01 for the common stock quoted on the OTC Bulletin Board on such date.

        The number of shares of common stock outstanding as of March 23, 2004 was 347,015,751 shares.

Documents Incorporated by Reference:

None

Transitional Small Business Disclosure Format: Yes |  | No |X|

Ener1, Inc. (“Ener1”) hereby amends its Annual Report on Form 10-KSB filed on March 31, 2004, as set forth in the pages attached:

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The term of office of each of our directors will expire at our next shareholders meeting. Our directors and executive officers are as follows:

Name	Age	Position
Kevin P. Fitzgerald	47	Director, Chairman of the Board and Chief Executive Officer
Boris Zingarevitch	47	Director
Karl Gruns	56	Director
Mike Zoi	38	Director
Peter Novak	51	Director
Ronald N. Stewart	56	Director, Executive Vice President, General Counsel and Secretary
Randall Paulfus	57	Chief Financial Officer
Elena Shembel	58	Vice President

        Kevin P. Fitzgerald has been a director and Chief Executive Officer of Ener1 since September 2003. Prior to joining Ener1, he was President of Edison Advisors, LLC, an investment banking firm, from 2002 to 2003. From 2000 to 2001, Mr. Fitzgerald was President and Chief Executive Officer of Globaltron Corp., a public telecommunications company. Mr. Fitzgerald was President and Chief Executive Officer of Neff Corp., an industrial and construction equipment rental company, from 1995 to 2000. Mr. Fitzgerald has an undergraduate degree in Electrical Engineering and a Masters degree in Finance. As an engineer, Mr. Fitzgerald worked for General Dynamics and Sperry Corporation. Mr. Fitzgerald also worked at Deloitte & Touche for seven years.

        Boris Zingarevitch has been a director of Ener1 since February 2002. Since 1992, Mr. Zingarevitch has been the majority stockholder and a director of Ilim Pulp Enterprise, a Russian trading company specializing in export sales of pulp and paper products. Mr. Zingarevitch has been a director of Ener1 Group since 2001.

        Karl Gruns has been a director of Ener1 since August 1999. He is a Certified Public Accountant. Since 2001, Mr. Gruns has owned and operated a management consulting practice in Germany for international clients. From 1998 to 2001, he was Chief Financial Officer of Infomatec Integrated Information Systems AG. Previously, Mr. Gruns owned and operated an audit and consulting practice, and he was formerly with KPMG Certified Public Accountants. He is Chairman of the Board for Wapme Systems AG, a publicly traded company in Germany.

        Mike Zoi has been a director of Ener1 since February 2002. Since 2001, he has been the President and a director of Ener1 Group. Since 1991, Mr. Zoi has worked with Dr. Peter Novak, focusing on bringing advanced electronic technologies to market. In 1998, Mr. Zoi worked with Dr. Novak to form On Power Battery s.r.l. (subsequently renamed Ener1 s.r.l.), an Italian company developing a research, development and production facility for advanced, lithium metal batteries in Italy. For the next three years, Mr. Zoi worked with Dr. Novak to manage the start-up business operations of Ener1 s.r.l., including negotiations with potential licensees for the technology, obtaining grant and loan financing for the start-up business, and relationships with vendors. In 2001, Mr. Zoi and Dr. Novak formed Ener1 Holdings, Inc. (now Ener1 Group, Inc.).

        Dr. Peter Novak has been a director of Ener1 since February 2002. Since 2001, he has been the Chief Technology Officer and a director of Ener1 Group. Since 1991, Dr. Novak has worked with Mike Zoi, focusing on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked with Mr. Zoi to form On Power Battery s.r.l. (subsequently renamed Ener1 s.r.l.). Dr. Novak was, and is, the “sole administrator”, a position equivalent to president, and sole director, for Ener1 s.r.l. Ener1 s.r.l. commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak worked with Mr. Zoi to manage the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development, developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere, and also assisted Mr. Zoi in the business matters referred to under Mr. Zoi’s background description above. In 2001, Dr. Novak and Mr. Zoi formed Ener1 Holdings, Inc. (now Ener1 Group, Inc.). As Chief Technology Officer of Ener1 Group, he is responsible for all technology development, licensing and patent matters. He also assists in the management of the business affairs of Ener1 Group.

        Ronald N. Stewart has been a director since 2002 and serves as our Executive Vice President, General Counsel and Secretary. He has been our General Counsel since April 2002 when he joined Ener1 Group and Ener1. Mr. Stewart has been one of our directors since October 2002. He was also our Chief Executive Officer from May 2003 to September 2003 and our Chief Financial Officer from August 2003 to November 2003. He is Chief Operating Officer of Ener1 Group, Ener1 Battery and EnerLook Solutions. Prior to joining Ener1 Group and Ener1, from 1999 to 2002, Mr. Stewart was engaged in private law practice as a sole practitioner where he counseled clients primarily in mergers and acquisitions, corporate and securities matters, government and commercial contracts, and technology and software licensing. From August 1989 to April 1999, Mr. Stewart worked in the Office of General Counsel at ICF Kaiser International, Inc., an international consulting, engineering and construction firm, where he was vice president and assistant general counsel.

        Randall Paulfus, our Chief Financial Officer, joined Ener1 in October 2003. Since 1999, Mr. Paulfus has been, and continues as, a partner in Tatum CFO Partners, an international partnership of professional chief financial officers. Prior to joining Ener1, and as a partner with Tatum, Mr. Paulfus was engaged as Chief Financial Officer or as a consultant with several companies, including: Mosler, Inc. as Chief Financial Officer during 2000 and 2001; Breed Technologies, Inc. as a consultant during 1999; and Eaton Corp. as a consultant during 2000. Prior to joining Tatum, Mr. Paulfus served in senior financial management positions with several publicly traded, high tech, manufacturing and service companies, including as Chief Financial Officer of Advanced Electronic Support Products, Inc. from 1997 to 1998. Mr. Paulfus is an inactive CPA, holds a BS in Business Management from Florida Atlantic University and completed his accounting educational requirements at the University of Florida Graduate School of Business.

        Dr. Elena Shembel has been a Vice President of Ener1 since 2003 and our Director of Research and Development since 2002. From 2000 to 2002, she was Director of Research and Development for Ener1 s.r.l. From 1989 to 2000, she was the head of the Chemical Power Sources Research Laboratory at Ukrainian State Chemical Technology University, Dnipropetrovsk. She has over 27 years of experience in the field of chemical power sources, especially lithium primary and secondary batteries. For 18 years, Dr. Shembel has been the head of various laboratories and projects that have investigated, developed and introduced lithium power sources into industrial production. Dr. Shembel graduated as a chemical process engineer from Dnepropetrovsk Chemical Technology Institute, faculty of Inorganic chemistry, department of Technology of Electrochemical Productions. Dr. Shembel acquired her Ph.D. in electrochemical processes for systems with porous matrixes for space systems. In 1989 Dr. Shembel acquired her Dr. of Science degree at the Russian Academy of Sciences Institute of Electrochemistry, Moscow for her work in processes and optimization of lithium chemical power sources.

         The sole member of the Audit Committee of the Board of Directors is Karl Gruns, who is “independent” as defined under Rule 4200(a)(15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies. The Audit Committee is responsible for the appointment, compensation and oversight of the independent auditors. The Audit Committee also represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent auditors and with personnel from our internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices. The Board has also determined that Mr. Gruns meets the SEC criteria of an “audit committee financial expert.”

        Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Based solely upon the Company's review of the copies of such forms it has received, and certain other information available to it, to the best of the Company's knowledge:

        Mr. Fitzgerald failed to file in a timely manner a Form 3 and one report reporting two transactions. These transactions as well as the commencement of Mr. Fitzgerald's insider status were reported late on May 14, 2004.

        Mr. Zingarevitch failed to file in a timely manner a Form 3. The commencement of Mr. Zingarevitch's insider status was reported late on May 14, 2004.

        Mr. Gruns failed to file in a timely manner a Form 3. The commencement of Mr. Gruns' insider status was reported late on May 14, 2004. Mr. Gruns also failed to file four reports each reporting one transaction. The Company and Mr. Gruns are working with outside legal counsel to remedy these filings.

        Mr. Zoi failed to file in a timely manner a Form 3 and one report reporting five transactions. These transactions as well as the commencement of Mr. Zoi's insider status were reported late on May 14, 2004.

        Mr. Novak failed to file in a timely manner a Form 3 and one report reporting five transactions. These transactions as well as the commencement of Mr. Novak's insider status were reported late on May 14, 2004.

        Mr. Stewart failed to file in a timely manner a Form 3 and two reports each reporting one transaction. These transactions as well as the commencement of Mr. Stewart's insider status were reported late on May 14, 2004.

        Mr. Paulfus failed to file in a timely manner a Form 3 and one report reporting one transaction. This transaction as well as the commencement of Mr. Paulfus' insider status were reported late on May 14, 2004.

        Mr. Michael Brewer, a former officer of the Company, failed to file a Form 3, one report reporting two transactions and one report reporting one transaction.

        Mr. Larry Light, a former officer of the Company, failed to file a Form 3, one report reporting two transactions and one report reporting one transaction.

        Mr. Michael Stebel, a former officer of the Company, failed to file a Form 3, one report reporting two transactions and two reports each reporting one transaction.

        Mr. Bary Wilson, a former director of the Company, failed to file a Form 3 and one report reporting one transaction.

        Messrs. Brewer, Light, Stebel and Wilson are working with the Company and counsel to remedy these filings.

        Ener1 Group, Inc., the beneficial owner of more than 10% of the Company's common stock, failed to file one report reporting eight transactions, one report reporting five transactions, two reports each reporting four transactions and three reports each reporting one transaction. The Company and Ener1 Group, Inc. are working with outside legal counsel to remedy these filings.

        Code of Ethics

        We have adopted a business code of conduct that applies to all employees, including our chief executive officer, our chief financial officer and our principal accounting officer. Our code of conduct is available, free of charge, through our website at www.ener1.com. Amendments to or waivers from our code of ethics will be posted on our website at www.ener1.com.

Item 10. Executive Compensation

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Kevin Fitzgerald,	2003	$ 78,685	--	$111,605(2)	9,716,716	--
Chief Executive	2002	--	--	--	--	--
Officer(1)	2001	--	--	--	--	--

Ronald Stewart,	2003	$126,000	$14,000	$ 37,755(4)	70,000	--
Executive VP,	2002	$115,000	--	--	--	$ 1,167(6)
General Counsel,	2001	--	--	--	--	--
Secretary, and
Former Chief
Executive
Officer(3)

Randall Paulfus,	2003	$ 21,125	--	--	200,000	--
Chief Financial	2002	--	--	--	--	--
Officer(5)	2001	--	--	--	--	--

Mike Brewer, Chief	2003	$ 52,325	--	$ 1,541(8)	--	$57,194(9)
Financial	2002	$126,506	--	--	--	--
Officer(7)	2001	$151,039	--	$ 10,096(8)	70,000	--

Larry Light, Former	2003	$139,846	--	$ 7,000(11)	--	$ 4,184(6)
Chief Executive	2002	$139,653	--	--	--	--
Officer(10)	2001	$172,615	--	$ 13,467(8)	90,000	--

Dr. Elena Shembell,	2003	$104,388	--	--	--	$ 5,384(6)
Vice President(12)	2002	$ 73,333	--	$ 8,675(14)	--	--
	2001	--	--	--	--	--

Mike Stebel, Senior	2003	$ 60,200	--	--	--	--
Vice President -	2002	$122,470	--	--	--	--
Sales &	2001	$129,462	--	--	45,000	$ 577(6)
Marketing(13)

(1) Mr. Fitzgerald joined Ener1 in September 2003 as our Chief Executive Officer and is currently paid an annual salary of $350,000.
(2) Includes $108,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares, and payment of $3,605 for accrued and unused vacation.
(3) Mr. Stewart became our Executive Vice President in 2003. He was our Chief Executive Officer from May 2003 to September 2003 and our Chief Financial Officer from August 2003 to November 2003. He has been our General Counsel since 2002.
(4) Includes $21,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares and payment of $10,729 for accrued and unused vacation and a $6,026 car allowance.
(5) Mr. Paulfus joined Ener1 in November 2003 as our Chief Financial Officer and is paid an annual salary of $145,833. In connection with Mr. Paulfus' employment, Tatum CFO Partners was paid $2,991 in 2003.
(6) Includes Ener1's contribution to the executive officer's account under the Ener1 401K plan.
(7) Mr. Brewer was our Chief Financial Officer from June 2000 until April 2003, when he left Ener1.
(8) Payment for accrued and unused vacation.

(9) Includes $55,000 severance payment and contribution of $2,194 the executive officer's account under the Ener1 401K plan.
(10) Mr. Light served as our President and Chief Executive Officer from March 2002 until May 2003. Mr. Light is currently Chief Executive Officer of EnerLook Solutions.
(11) Includes $7,000, which represents the fair market value as of the date of grant of a stock grant of 100,000 shares and payment for accrued and unused vacation.
(12) Ms. Shembel became our Vice President in July 2003. Prior to that, she was our Director of Research and Development.
(13) Mr. Stebel was our Senior Vice President-- Sales & Marketing from December 2000 until January 2003, when he left Ener1.
(14) Includes $8,675, which represents the fair market value as of the date of grant of a stock grant of 28,917 shares.

        Option Grants in Last Fiscal Year

        The following table sets forth information with respect to the grant of options during 2003 to the named executive officers to purchase shares of our common stock.

Option/SAR Grants in 2003

	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in 2003	Exercise or Base Price ($/Sh)	Expiration Date
Kevin Fitzgerald	9,716,716	94.139	$0.30	9/8/2013
Ronald Stewart	70,000	0.678	$0.05	12/29/2012
Randall Paulfus	200,000	1.938	$0.76	11/2/2013
Mike Brewer	--	--	--	--
Larry Light	--	--	--	--
Dr. Elena	--	--	--	--
Mike Stebel	--	--	--	--

Option Exercises and Year-End Option Values

        The following table sets forth information with respect to the exercise by the named executive officers of options to purchase shares of our common stock during 2003 and the value of in-the-money options held by the named executive officers as of December 31, 2003.

Aggregated Option/SAR Exercises in 2003 and
2003-End Option/SAR Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End($) Exercisable/Unexercisable
Kevin Fitzgerald	--	--	809,727/8,906,989	$890,700/$9,797,688
Ronald Stewart	--	--	0/70,000	$0/$94,150
Randall Paulfus	--	--	0/200,000	0/$128,000
Larry Light	250,000	$265,300	0/0	0/0
Elena Shembel	--	--	0/0	0/0
Mike Brewer	50,000	$ 10,500	0/0	0/0
Mike Stebel	50,000	$ 10,000	0/0	0/0

        Employment agreements

        We entered into an Employment Agreement with Kevin P. Fitzgerald to become our Chief Executive Officer, Director and Chairman of our Board of Directors, effective as of September 8, 2003, for a term lasting until December 31, 2005, with automatic annual renewals thereafter unless terminated by us or Mr. Fitzgerald. Under the Employment Agreement, we are obligated to pay Mr. Fitzgerald a beginning annual salary of $250,000. The Employment Agreement calls for us to make certain option grants to Mr. Fitzgerald, the terms of which are described in the section titled “Equity Compensation Plan Information.” The Employment Agreement also provides for cash bonuses to Mr. Fitzgerald, including a bonus of $250,000 if the market capitalization of our company reaches $200,000,000 on rolling 30-day average basis, and an increase in annual compensation to $350,000 if Mr. Fitzgerald obtains additional financing for us of $3,000,000 or more. Both of these events have occurred.

        On November 5, 2003, we entered into an employment agreement with Randall Paulfus, our Chief Financial Officer. Mr. Paulfus’ base salary under the agreement is $145,833 per year. In addition, Mr. Paulfus was granted options to purchase up to 200,000 shares of our common stock with vesting of 66,667 shares a year for the next three years. If we terminate Mr. Paulfus other than for “cause”, we will pay severance in an amount of one month’s salary during the first three months of employment and two months’ salary after the first three months of employment.

        In connection with the employment of Mr. Paulfus, we entered into a Resource Agreement with Tatum CFO Partners, LLP. We agreed to pay a fee to Tatum CFO Partners of 20% of all amounts paid to Mr. Paulfus for salary or severance and in the event Mr. Paulfus is paid a bonus, we will pay an additional 30% of such amount to Tatum.

        Compensation of Directors

        Directors who are employees of Ener1, namely, Mr. Fitzgerald and Mr. Stewart receive salaries from us for their services as our officers. On January 1, 2003, we issued 50,000 shares of our common stock, $.01 par value, to Mr. Gruns, as compensation for his services as our director. During 2003, Mr. Zoi and Dr. Novak received annual compensation of $250,000 each and insurance benefits, as well as annual automobile allowances of $11,124 and $23,715, respectively. Dr. Novak and Mr. Zoi will continue to receive this compensation from Ener1 in 2004. All directors are reimbursed for expenses incurred to attend Board and Committee meetings. Other than as described in this paragraph, our directors do not receive compensation for their services as directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Equity Compensation Plan Information

        The following table provides information regarding common stock authorized for issuance under Ener1‘s equity compensation plans as of December 31, 2003:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans
Approved by Security Holders	164,000	$0.05	8,696,503
Equity Compensation Plans Not
Approved by Security Holders	9,936,716	$0.79	6,566,100
Total	10,100,716	$0.53	15,262,603

        Two of our equity compensation plans have not been approved by our shareholders, the Chief Executive Officer Option Plan and the Advisory Board Option Plan. The terms of the Chief Executive Officer Option Plan are set forth in our Employment Agreement dated as of September 8, 2003 with Kevin Fitzgerald, our Chief Executive Officer. Under this option plan, on September 8, 2003, we issued to Mr. Fitzgerald an option to purchase 9,716,716 shares of our common stock at an exercise price of $.30 per share, vesting ratably in equal amounts on the first day of each month for a period of 36 months, beginning October 1, 2003. We also agreed to grant additional options to him: (1) on December 31, 2004, equal to 1% of our then fully diluted common stock as of that date, at an exercise price equal to $500,000,000 divided by the number of our fully diluted shares of common stock on that date, vesting ratably in each of the 24 months following that date; and (2) on December 31, 2005, equal to 1% of our then fully diluted common stock as of that date, at an exercise price equal to $1 billion divided by the number of our fully diluted shares of common stock on that date, vesting ratably in each of the 24 months following that date.

        Options to purchase a total of 220,000 shares have been granted in connection with the Advisory Board Option Plan; no additional shares are reserved for issuance in connection with this plan. This plan provides for the grant of options to members of our Advisory Board, or to the entities with whom our Advisory Board members are affiliated. The members of our Advisory Board provide advice to our executives and Board of Directors regarding industry matters and company marketing strategy. The terms of these option grants were determined by our Board of Directors, in their sole discretion, including, without limitation, the number of shares subject to an option and the applicable exercise price, vesting schedule and term. Each of the options granted under this plan has a ten year term, vests over a two year period and an exercise price equal to fair market value of our common stock on the date of grant.

        Security Ownership of Certain Beneficial Owners and Management

        The table below contains information as of May 5, 2004 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, our Chief Executive Officer, our other four most highly compensated executive officers (our “named executive officers”) and our directors and named executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of May 5, 2004, there were 347,182,104 shares of common stock outstanding.

        Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 500 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

Name	Amount of Beneficial Ownership	Percent of Class
Ener1 Group, Inc.(1)	397,456,886	92%
ITOCHU Corp. (2)	24,846,396	7%
Kevin P. Fitzgerald(3)	2,999,090	*
Boris Zingarevich (4)	200,000	*
Karl Gruns (5)	142,000	*
Mike Zoi (4)(6)	834,206	*
Peter Novak (4)(7)	3,751,791	1%
Ronald N. Stewart	370,000	*
Randall Paulfus	0	*
Elena Shembel	1,000	*
All officers and directors as
a group (8 people) (4)	8,298,087	2.35%

        * Less than 1%.

(1)     Includes 86,612,294 shares issuable under outstanding warrants exercisable during the 60 day period following May 5, 2004. Mike Zoi, Dr. Peter Novak and Boris Zingarevitch indirectly beneficially own 24.16%, 24.16% and 51.68%, respectively, of Ener1 Group’s outstanding securities.
(2)     Includes 9,346,396 shares issuable under outstanding options exercisable during the 60 day period following May 5, 2004. ITOCHU Corp.‘s address is 2-5-1 Kita-Aoyama, Minato-ku, Tokyo 107-8077, Japan.
(3)     Includes 2,699,090 shares issuable under outstanding options exercisable during the 60 day period following May 5, 2004.
(4)     The amount of securities shown does not include any securities indirectly beneficially owned through Ener1 Group.
(5)     Includes 92,000 shares issuable under outstanding options exercisable during the 60 day period following May 5 , 2004.
(6)     Includes 434,330 shares issuable under outstanding warrants exercisable during the 60 day period following May 5, 2004.
(7)     Includes 1,953,376 shares issuable under outstanding warrants exercisable during the 60 day period following May 5, 2004.

Item 12. Certain Relationships and Related Transactions

        Ener1 Group, Inc. Acquisition of Control of Ener1, Inc.

        In December 2001, we entered into a Securities Purchase Agreement with Ener1 Group under which Ener1 Group acquired a controlling interest in our company. Three of our directors, Mr. Zoi, Dr. Novak and Mr. Zingarevitch, indirectly beneficially own 24.16%, 24.16% and 51.68%, respectively, of Ener1 Group’s outstanding securities. Under the Securities Purchase Agreement, Ener1 Group agreed to purchase 47,126,416 shares of our common stock at a price of $.0254634 per share, for the original purchase price of $1,200,000. The shares purchased by Ener1 Group represented 80% of the issued and outstanding capital stock of our company at the time of purchase. On January 3, 2002, we issued 12,500,001 shares of our common stock to Ener1 Group, representing a majority of our issued and outstanding common on that date, issued a convertible promissory note in the principal amount of $481,785 to Ener1 Group, and placed 15,708,821 shares into escrow. We issued the remaining 34,626,418 shares of our common stock to Ener1 Group, on March 15, 2002 following: (1) the automatic conversion of the convertible promissory note issued to Ener1 Group into 18,917,597 shares of our common stock and (2) the release from escrow of 15,708,821 shares of our common stock. Each of these events took place upon the March 11, 2002 approval of our stockholders of an amendment to our Articles of Incorporation to increase in the number of our authorized shares of common stock.

        On February 22, 2002, the original purchase price was reduced by $200,000 to $1,000,000 under the terms of the Securities Purchase Agreement because we did not meet specific stockholder equity targets as of December 31, 2001. To pay this amount, we issued a one-year promissory note bearing interest at 8% to Ener1 Group. In November 2003, the debt represented by this note together with other obligations we had to Ener1 Group and others was exchanged for shares of our common stock, warrants and promissory notes. See “ — Debt Exchange Agreement with Ener1 Group, Mr. Zoi and Dr. Novak” for a description of this exchange.

        Our Acquisition of Ener1 Battery from Ener1 Group

        On September 6, 2002, we entered into a merger agreement with Ener1 Group pursuant to which we acquired 100% of the outstanding capital stock of Ener1 Battery from Ener1 Group. As a result of the acquisition, Ener1 Group’s ownership of our common stock increased to 96.1% of our then outstanding shares and approximately 96.8% of our fully diluted common share equivalents, after giving effect to exercise of all warrants and mandatory conversion of our Series A Convertible Preferred Stock issued in connection with the acquisition.

        In exchange for 100% of the stock in Ener1 Battery, we paid the following consideration to Ener1 Group:

(a) 50,000,000 shares of our common stock.

(b) 3,930,000 shares of our Series A Preferred Stock, par value $0.01 per share. The preferred stock had the rights, preferences and designations set forth in the Certificate of Designations included as Exhibit A to the merger agreement. In October 2002, the Series A Preferred Stock automatically converted into 196,500,000 shares of our common stock after we amended our articles of incorporation to increase the number of our authorized shares of common stock.

(c) Warrants to purchase up to 48,402,985 shares of our common stock at an exercise price of $0.08 per share. The warrants have a 10-year term. None of these warrants have been exercised.

(d) A $1,161,850 promissory note payable to Ener1 Group, bearing interest at 10% per annum and due on September 1, 2003. In November 2003, this note and other obligations was exchanged for our common stock, warrants and notes, along with other obligations we had to Ener1 Group and others.

In connection with the merger transaction, Ener1 Group made capital contributions to Ener1 Battery totaling $4,700,000.

        Additional Ener1 Group Investments in Ener1

        Beginning in May 2002, Ener1 Group made capital contributions to us totaling $2,000,000 to fund the operations of our (now former) Digital Media Technologies Division. In connection with these capital contributions, in September 2002 we issued the following securities to Ener1 Group:

(a) 80,000 shares of our Series A Preferred Stock, par value $0.01 per share. Each preferred share automatically converted into 50 shares of our common stock in October 2002 upon the amendment of our Articles of Incorporation to increase our authorized shares.

(b) Warrants to purchase up to 20,597,015 shares of our common stock with an exercise price of $0.08 per share. These warrants have a 10-year term. None of these warrants have been exercised.

        Ener1 Battery Equipment Acquisitions and Related Loan Transactions

        In June 2002, Ener1 Battery acquired from Ener1 Group manufacturing equipment with an aggregate value of approximately $13,488,000 in a series of transactions from Ener1 s.r.l., an Italian company. Mr. Zoi and Dr. Peter Novak and companies controlled by them own 99% of the outstanding securities of Ener1 s.r.l. The equipment acquired was valued at the lower of the net book value of Ener1 s.r.l in such equipment or fair market value. In connection with these acquisitions, Ener1 Battery assumed promissory notes originally payable by Ener1 s.r.l. to (1) Mr. Zoi, for $139,994.87 and $148,552.46, respectively, (2) Dr. Novak, for $394,949.24 and $902,774.22, respectively, (3) ZN, LLC (a company controlled by Mr. Zoi and Dr. Novak), for $371,555.56 and (4) Tavricheskiy Bank, for $1,200,000, plus accrued interest. In November, 2002, Ener1 Battery obtained an additional loan from Tavricheskiy Bank for $400,000, of which approximately $371,555.56 was used to pay off the note to ZN, LLC. As part of the transactions under which Ener1 Battery acquired this equipment from Ener1 Group, Ener1 Battery issued a promissory note to Ener1 Group for $5,500,000 at 10% annual interest. This note was cancelled in exchange for stock, warrants and notes under our Debt Exchange Agreement with Ener1 Group in November 2003.

        When Ener1 Battery received the equipment described above, the equipment was subject to a security interest in favor of Meliorbanca Gallo S.p.A., an Italian bank, securing Ener1 s.r.l.‘s obligations in connection with loans previously made to Ener1 s.r.l. In March 2003, the Meliorbanca loans were restructured into a new loan agreement in which the Meliorbanca’ security interest in Ener1 Battery’s equipment was limited to 5,000,000 Euros (approximately US$6,000,000). We, Ener1 Group, Ener1 Battery, Mr. Zoi and Dr. Novak were all named as guarantors of the Ener1 s.r.l. obligations under the March 2003 loan agreement.

        The Meliorbanca loan was paid in full in January, 2004, and Meliorbanca’s security interest in Ener1 Battery’s equipment, and all of the guarantors’ obligations to Meliorbanca, were released. The equipment is now pledged as security for Ener1 Battery’s guaranty of Ener1‘s obligations under the $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due 2009 that we issued in January 2004.

        BZINFIN S.A. Loans to Ener1 Group

        Our parent company, Ener1 Group, has loans outstanding to its principal investor, BZINFIN, S.A., aggregating approximately $24,700,000, plus $3,600,000 in accrued interest. Mr. Boris Zingarevitch, who is a director of our company, Ener1 Group and Ener1 Battery, is an officer of BZINFIN and controls BZINFIN through a series of trusts of which he is the beneficiary. Mr. Zoi and Dr. Novak, the other two directors of Ener1 Group and Ener1 Battery and directors of our company, own all of the outstanding securities of ZN, LLC, which, together with BZINFIN, owns 100% of Ener1 Group.

        BZINFIN formerly held assignments of the rights to three of Ener1 Battery’s five pending battery-related patent applications at the U.S. Patent and Trademark Office as collateral for the loans from BZINFIN to Ener1 Group, the proceeds of which were used to finance Ener1 Battery’s operations. BZINFIN also had a security interest in Ener1 Battery’s battery manufacturing equipment as collateral securing Ener1 Group’s obligations under a January 2003 $1,000,000 loan to Ener1 Group. One of the collateral assignments was released in connection with the purchase of our stock by ITOCHU Corporation in July 2003. The other two collateral assignments and the equipment security interests were fully released in connection with our issuance in January 2004 of our 5% senior secured convertible debentures due 2009.

        Allocation of Expenses to Us from Ener1 Group

        We share office space with Ener1 Battery and Ener1 Group. During 2002 and a portion of 2003, we and Ener1 Battery utilized Ener1 Group personnel for various administrative and other functions, which included the services of Mike Zoi and Peter Novak. A portion of Ener1 Group’s expenses for such office space and personnel equal to approximately 67% of such expenses was allocated to us based on the usage by us and Ener1 Battery. Our portion of these expenses, including Ener1 Battery’s pro rata share of these expenses, was $989,841 in 2002 and $491,158 in 2003. We are no longer charged a portion of the expenses for these services because substantially all of the services involved are now provided to us by our own personnel.

        Management Fee to Ener1 Group

        In 2002, we paid a total of $800,000 in management fees to Ener1 Group in exchange for management services provided to us during the year.

        Loans and Advances to Us from Ener1 Group

        Ener1 Group has made various loans, advances and capital contributions to us since it first acquired a majority interest in Ener1 in early 2002. With the exception of approximately $1,000,000 of accrued interest on some of these loans, all of these loans were satisfied when they were exchanged for our common stock and warrants in November 2003, pursuant to our Debt Exchange Agreement with Ener1 Group, Mr. Zoi and Dr. Novak. As part of this exchange, we issued promissory notes to Ener1 Group, Mr. Zoi and Dr. Novak in aggregate principal amount of approximately $1,000,000 representing the amount owed in accrued interest on advances. These notes were paid in full using the proceeds of our issuance in January 2004 of our 5% senior secured convertible debentures due 2009.

        Payments to Mr. Zoi and Dr. Novak

        In November 2003, we reimbursed Ener1 Group $128,586 and $113,915, representing our allocated share of expenses incurred by Ener1 Group for the annual salaries, automobile allowances and insurance benefits paid by Ener1 Group in 2002 to Mr. Zoi and Dr. Novak, respectively. At the same time, we also reimbursed Ener1 Group $82,516 and $71,862, representing our allocated share of expenses incurred by Ener1 Group in 2003 for the salaries, automobile allowances and insurance benefits paid to Mr. Zoi and Dr. Novak, respectively. Beginning in July 2003, and for the remainder of 2003, we made payments directly to Mr. Zoi and Dr. Novak, including annual compensation of $250,000 and $250,000, respectively, and their automobile allowances and insurance benefits. We will continue making these payments directly to Mr. Zoi and Dr. Novak in 2004 in return for their services.

        Debt Exchange Agreement with Ener1 Group, Mr. Zoi and Dr. Novak

        In November 2003, we issued 17,027,579 shares of common stock and warrants to purchase up to 18,494,767 shares of our common stock (warrants to purchase 9,247,383 shares were issued with an exercise price of $1.50 per share and warrants to purchase 9,247,384 shares were issued with an exercise price of $2.00 per share) in satisfaction of approximately $13,300,000 in debt including $11,700,000 in debt owed to Ener1 Group (including $4,800,000 in intercompany advances from Ener1 Group), $300,000 in debt owed to Mr. Zoi and $1,300,000 in debt owed to Dr. Novak. These funds were advanced by Ener1 Group, Mr. Zoi and Dr. Novak to us over the past two years to fund our operations. The accrued interest on the debt which was exchanged as of the date of the Debt Exchange was converted into two year promissory notes issued to Ener1 Group, Mr. Zoi and Dr. Novak with principal amounts equal to the accrued interest on the notes, totaling approximately $1,000,000. As a result of the exchange, Ener1 Group received 14,829,288 shares and warrants to purchase up to 16,107,061 shares of common stock, Mr. Zoi received 399,876 shares and warrants to purchase up to 434,330 shares of common stock, and Peter Novak received 1,798,415 shares and warrants to purchase up to 1,953,376 shares of common stock. We have registered the resale by Ener1 Group, Mr. Zoi and Dr. Novak of the shares issued in the Debt Exchange.

        Additional Investment by Ener1 Group

        In November 2003, Ener1 Group purchased an additional 1,388,889 shares of common stock from us and warrants to purchase up to 1,505,232 shares (warrants to purchase 752,616 shares were issued with an exercise price of $1.50 per share and warrants to purchase 752,616 shares were issued with an exercise price of $2.00 per share), for an aggregate purchase price of $1,000,000. We have registered the resale by Ener1 Group of these shares.

        Registration of Resale of Ener1 Group Shares

        In addition to registering the resale by Ener1 Group of the common stock we issued to it in the Debt Exchange, we have registered the resale by Ener1 Group of up to 32,000,000 shares of common stock. This resale registration statement was declared effective in May 2004. We agreed to pay all the expenses incurred in registering the resale of these shares, which we estimated to be $306,412.

Item 13: Exhibits and Reports on Form 8-K

(a) Exhibits

2.1	Securities Purchase Agreement dated as of December 21, 2001, by and between the Registrant and Ener1 Holdings, Inc., incorporated by reference to Exhibit No. 2 of the Registrant's current report on Form 8-K dated January 18, 2002.

2.2	Merger Agreement between the Registrant and Ener1 Group, Inc., effective as of August 31, 2002 and incorporated by reference to Exhibit No 2.1 of the Registrant's current report on Form 8 K dated September 23, 2002.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated February 12, 1993, incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated March 11, 2002, incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 21, 2002, incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K dated October 28, 2002.

3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2, filed with the Securities and the Exchange Commission. on February 13, 2004 (SEC File No. 333-112837).

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.3	Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.1	1992 Stock Option Plan incorporated by reference to Exhibit 10.3 to the Registration Statement No. 33-56530 filed with the Securities and the Exchange Commission.

10.2	1992 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10. 4 to the Registration Statement No. 33-56530 filed with the Securities and the Exchange Commission.

10.3	2002 Stock Participation Plan incorporated by reference to Exhibit C of the Registrant’s Schedule 14A filed on April 15, 2002.

10.4	2002 Non-Employee Director Stock Participation Plan incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002.

10.5	Employment Agreement, dated as of March 17, 2000, between Larry L. Light and the Registrant, incorporated by reference to Exhibit No. 10.26 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1999.

10.6	Asset Purchase Agreement, dated as of January 24, 2000, between Boundless Technologies, Inc. and the Registrant, incorporated by reference to Exhibit No. 10.27 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.7	Assignment and Assumption Agreement, dated as of March 3, 2000, between Boundless Technologies, Inc. and Boundless Manufacturing Services, Inc., incorporated by reference to Exhibit No. 10.28 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.8	Promissory Note, dated March 3, 2000, issued by Boundless Manufacturing Services, Inc. in favor of the Registrant, incorporated by reference to Exhibit No. 10.29 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.9	Supply Agreement, dated as of March 3, 2000, by and between Boundless Manufacturing Services, Inc. and the Registrant incorporated by reference to Exhibit No. 10.30 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.10	Asset Purchase Agreement, dated July 28, 2000, between the Registrant and Boca Global, Inc. and Zoom Telephonics, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.11	Shareholder agreement between the Registrant and EnerLook Health Care Solutions, Inc., dated April 22, 2002, incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.12	Loan Agreement N 045-KB/2002 between Saint Petersburg Joint Stock Bank Tavircheski and Ener1 USA, Inc., dated November 20, 2002.*

10.13	Loan Agreement N 046-KB/2002 between Saint Petersburg Joint Stock Bank Tavircheski and Ener1 USA, Inc. dated November 20, 2002.*

10.14	Patent Pledge Agreement between Saint Petersburg Joint Stock Bank Tavircheski and Ener1 USA, Inc., dated November 20, 2002.*

10.15	Master Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.16	License and Royalty Agreement by the Registrant and Ener1 Battery Company, dated July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.17	Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.18	Common Stock Subscription Agreement by EnerStruct and the Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.19	Shareholders Agreement by Itochu and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.20	Amendment to Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated January 31, 2004.*

10.21	Security Agreement by and between Bzinfin SA, Ener1 Group, Inc., and Ener1 Battery Company, dated as of January 23, 2003.*

10.22	Meliorbanca Loan Agreement with the Registrant, Ener1 Group, Inc., Ener1 Battery Company, Mike Zoi, Peter Novak and Ener1 s.r.l. dated as of March 21, 2003.*

10.23	Employment Agreement by the Registrant and Kevin P. Fitzgerald, dated September 8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.24	Employment Agreement by the Registrant and Randall Paulfus, dated November 5, 2003.*

10.25	Agreement by the Registrant and Tatum CFO Partners, dated November 5, 2003.*

10.26	Exchange Agreement dated November 14, 2003 by the Registrant, Ener1 Group, Inc., Ener1 Battery Registrant, EnerLook Solutions, Inc., Mike Zoi and Peter Novak.*

10.27	Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.28	Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.29	Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.30	Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.31	Waiver Agreement dated January 16, 2004 by the Registrant and Ener1 Group, Inc.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Kaufman, Rossin & Co. *

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

*	- Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-KSB filed on March 31, 2004 and incorporated herein by reference.

(b)	Reports on Form 8-K: No reports on Form 8-K were filed in the fourth quarter of our fiscal year ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

        Kaufman, Rossin & Co. PA has served as our independent auditors for the fiscal year ended December 31, 2003, and will serve in such capacity for the current fiscal year.

        The table below sets forth the fees that Kaufman, Rossin & Co. PA billed us for the audit of our financial statements for the fiscal years ended December 31, 2003 and December 31, 2002 and review of our financial statements for the quarterly periods within those fiscal years, and all other fees Kaufman, Rossin & Co. has billed us for services rendered during the fiscal years ended December 31, 2003 and December 31, 2002:

	2003	2002
Audit Fees	$188,500	$112,000
Audit-Related Fees	$6,200	$2,100
Tax Fees	$11,500	$17,600
All Other Fees	$4,500	$7,100

        “Audit Fees” represents fees billed for each of the last two fiscal years for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Quarterly Reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements for those fiscal years.

        “Audit Related Fees” represents fees billed for each of the last two fiscal years for assurance and services reasonably related to the performance of the audit of our annual financial statements for those years. For the two years, audit-related fees consisted principally of SEC registration statement consent procedures.

        “Tax Fees” represents fees billed for each of the last two fiscal years for professional services related to tax compliance, tax advice and tax planning, including preparation of federal and state income tax returns.

        “All Other Fees” represents fees billed for other products and services rendered by Kaufman Rossin & Co. PA to us for the last two fiscal years. These fees primarily consisted of consulting on specific transactions or accounting and tax issues.

        The Audit Committee has determined that all work performed for the Company by Kaufman Rossin & Co. PA for the year 2004 will be pre-approved by the Audit Committee and, therefore, has not adopted pre-approval procedures. All audit and non-audit services performed by Kaufman Rossin & Co. PA for the Company during 2003, to the extent that such services related directly to the operations and financial reporting of the Company, have been pre-approved by the Audit Committee. The percentage of “Audit-Related Fees,” “Tax-Fees” and “Other Fees” set forth in the table above for which pre-approval was waived pursuant to 17 CFR 210.2-01(c)(7)(i)(c) was zero.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ener1, Inc. By: /s/ Kevin P. Fitzgerald Name: Kevin P. Fitzgerald Title: Chairman and Chief Executive Officer

Date: May 13, 2004

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin P. Fitzgerald	Chairman, Director and Chief Executive Officer	May 13, 2004
Kevin P. Fitzgerald	(Principal Executive Officer)

/s/ Randall Paulfus	Chief Financial Officer	May 13, 2004
Randall Paulfus	(Principal Financial Officer and Principal Accounting Officer)

/S/ Boris Zingarevich	Director	May 13, 2004
Boris Zingarevich

/S/ Karl Gruns	Director	May 13, 2004
Karl Gruns

/S/ Mike Zoi	Director	May 13, 2004
Mike Zoi

/S/ Dr. Peter Novak	Director	May 13, 2004
Dr. Peter Novak

/S/ Ronald N. Stewart	Executive Vice President, General Counsel,	May 13, 2004
Ronald N. Stewart	Secretary-and-Director

Exhibit Index

Exhibit No.

2.1	Securities Purchase Agreement dated as of December 21, 2001, by and between the Registrant and Ener1 Holdings, Inc., incorporated by reference to Exhibit No. 2 of the Registrant's current report on Form 8-K dated January 18, 2002.

2.2	Merger Agreement between the Registrant and Ener1 Group, Inc., effective as of August 31, 2002 and incorporated by reference to Exhibit No 2.1 of the Registrant's current report on Form 8 K dated September 23, 2002.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated February 12, 1993, incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated March 11, 2002, incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 21, 2002, incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K dated October 28, 2002.

3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement on Form SB-2 filed with the Securities and the Exchange Commission on February 13, 2004 (SEC File No. 333-112837).

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.3	Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.1	1992 Stock Option Plan incorporated by reference to Exhibit 10.3 to the Registration Statement No. 33-56530 filed with the Securities and the Exchange Commission.

10.2	1992 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10. 4 to the Registration Statement No. 33-56530 filed with the Securities and the Exchange Commission.

10.3	2002 Stock Participation Plan incorporated by reference to Exhibit C of the Registrant’s Schedule 14A filed on April 15, 2002.

10.4	2002 Non-Employee Director Stock Participation Plan incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002.

10.5	Employment Agreement, dated as of March 17, 2000, between Larry L. Light and the Registrant, incorporated by reference to Exhibit No. 10.26 to the Registrant’s annual report on Form 10-K for the year ended December 31, 1999.

10.6	Asset Purchase Agreement, dated as of January 24, 2000, between Boundless Technologies, Inc. and the Registrant, incorporated by reference to Exhibit No. 10.27 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.7	Assignment and Assumption Agreement, dated as of March 3, 2000, between Boundless Technologies, Inc. and Boundless Manufacturing Services, Inc., incorporated by reference to Exhibit No. 10.28 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.8	Promissory Note, dated March 3, 2000, issued by Boundless Manufacturing Services, Inc. in favor of the Registrant, incorporated by reference to Exhibit No. 10.29 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.9	Supply Agreement, dated as of March 3, 2000, by and between Boundless Manufacturing Services, Inc. and the Registrant incorporated by reference to Exhibit No. 10.30 to the Registrant's annual report on Form 10-K for the year ended December 31, 1999.

10.10	Asset Purchase Agreement, dated July 28, 2000, between the Registrant and Boca Global, Inc. and Zoom Telephonics, Inc.,incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.11	Shareholder agreement between the Registrant and EnerLook Health Care Solutions, Inc., dated April 22, 2002, incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002.

10.12	Loan Agreement N 045-KB/2002 between Saint Petersburg Joint Stock Bank Tavircheski and Ener1 USA, Inc., dated November 20, 2002.*

10.13	Loan Agreement N 046-KB/2002 between Saint Petersburg Joint Stock Bank Tavircheski and Ener1 USA, Inc. dated November 20, 2002.*

10.14	Patent Pledge Agreement between Saint Petersburg Joint Stock Bank Tavircheski and Ener1 USA, Inc., dated November 20, 2002.*

10.15	Master Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.16	License and Royalty Agreement by the Registrant and Ener1 Battery Company, dated July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.17	Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.18	Common Stock Subscription Agreement by EnerStruct and the Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.19	Shareholders Agreement by Itochu and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.20	Amendment to Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated January 31, 2004.*

10.21	Security Agreement by and between Bzinfin SA, Ener1 Group, Inc., and Ener1 Battery Company, dated as of January 23, 2003.*

10.22	Meliorbanca Loan Agreement with the Registrant, Ener1 Group, Inc., Ener1 Battery Company, Mike Zoi, Peter Novak and Ener1 s.r.l. dated as of March 21, 2003.*

10.23	Employment Agreement by the Registrant and Kevin P. Fitzgerald, dated September 8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.24	Employment Agreement by the Registrant and Randall Paulfus, dated November 5, 2003.*

10.25	Agreement by the Registrant and Tatum CFO Partners, dated November 5, 2003.*

10.26	Exchange Agreement dated November 14, 2003 by the Registrant, Ener1 Group, Inc., Ener1 Battery Registrant, EnerLook Solutions, Inc., Mike Zoi and Peter Novak.*

10.27	Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.28	Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.29	Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.30	Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.31	Waiver Agreement dated January 16, 2004 by the Registrant and Ener1 Group, Inc.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Kaufman, Rossin & Co.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

*	- Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-KSB filed on March 31, 2004 and incorporated herein by reference.