Form 10QSB
period 2004-03-31
ENER1 INC
filed 2004-05-20
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004

Commission File Number 0-21138

ENER1, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2479377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Cypress Creek Road-Suite 100
Ft. Lauderdale, Florida 33309
(Address of principal executive offices) (Zip Code)

(954) 556-4020
(Registrant’s telephone number, including area code)

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

Yes [X] No [  ]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, par value $.01 per share	Outstanding as of May 5, 2004 347,182,114

Transitional Small Business Format (check one):

Yes [  ] No [X]

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended March 31, 2004

INDEX

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

                         Condensed Consolidated Balance Sheet
                           (unaudited) as of March 31, 2004

                         Condensed Consolidated Statements of
                           Operations (unaudited) for the three
                           months ended March 31, 2004 and 2003
..
                         Condensed Consolidated Statements of
                           Cash Flows (unaudited) for the three
                           months ended March 31, 2004 and 2003

                         Notes to Condensed Consolidated
                           Financial Statements (unaudited)

      Item 2. Management's Discussion and Analysis of
                          Financial Condition and Results of
                           Operations

      Item 3. Controls and Procedures

Part II. OTHER INFORMATION

      Item 1. Legal Proceedings

      Item 2. Changes in Securities and Use of Proceeds

      Item 3. Defaults Upon Securities

      Item 4. Submission of Matters to a Vote of
                           Security Holders

      Item 5. Other Information

      Item 6. Exhibits and Reports on Form 8-K

Signatures	Page 3 4 5 6 12 13 14 14 14 14 14 14 15

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED
BALANCE SHEET
(Unaudited)
(In thousands except share and debt data)

March 31, 2004
ASSETS
Current assets
Cash and equivalents	$ 9,935
Trade receivables, net	31
Prepaid expenses and other current assets	393
Assets held for disposal (Note 3)	123

Total current assets	10,482

Property and equipment, net	22,447
Investment in EnerStruct (Notes 4, 10)	1,620
Other assets	51

Total assets	$ 34,600

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 842
Accrued expenses and other current liabilities (Note 6	701
Current portion of loan payable (Note 8)	22
Liabilities related to assets held for disposal (Note 3)	328

Total current liabilities	1,893

Loan payable (Note 8)	107
$20,000,000 Senior secured 5% convertible debentures net of discount attributable to debt issue costs, warrants and beneficial conversion feature of $20,000,000 (Note 9)	--
Commitments and contingencies (Note 13)	--

Total Liabilities	2,000

Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000
shares authorized, none issued and outstanding	--
Common stock, par value $.01 per share, 500,000,000
shares authorized, 347,145,751 issued and outstanding	3,471
Additional paid-in capital	92,620
Accumulated deficit	(63,491)

Total stockholders' equity	32,600

Total liabilities and stockholders' equity	$ 34,600

See notes to condensed consolidated financial statements. The notes are an integral part of these condensed consolidated financial statements and the financial statements must be read only in conjunction with the notes.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)

	Three Months Ended March 31,
	2004	2003
Net sales	$ 30	$ --
Cost of goods sold	10	--

Gross profit (loss)	20	--

Operating expenses:
Research and development	510	318
Selling, general and administrative	2,460	791
Interest expense	223	272

Total operating expenses	3,193	1,381

Loss from operations	(3,173)	(1,381)

Non-operating income (expense)
Other income (expense), net	23	--
Equity in loss on investment in EnerStruct (Notes 4,10)	(156)	--

Total non-operating income (expense)	(133)	--

Loss from continuing operations	(3,306)	(1,381)
Loss from discontinued operations (Note 3)	(2)	(65)

Loss before income taxes	(3,308)	(1,446)
Income taxes	--	--

Net Loss	$ (3,308)	$ (1,446)

Weighted average shares outstanding	346,445,509	309,659,031
Loss from continuing operations - basic and diluted	$ (0.01)	$ (0.01)
Loss from discontinued operations - basic and diluted	$ --	$ --
Net loss per share - basic and diluted	$ (0.01)	$ (0.01)

See notes to condensed consolidated financial statements. The notes are an integral part of these condensed consolidated financial statements and the financial statements must be read only in conjunction with the notes.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands except share data)

	Three Months Ended March 31,
	2004	2003
Cash provided by (used in):

Operating activities:
Net loss	$(3,308)	$(1,446)
Depreciation and amortization	41	28
Equity in loss from investment in EnerStruct	156	--
Changes in assets and liabilities	(1,229)	(169)
Changes in assets and liabilities of assets held for
disposal (Note 3)	(105)	644
Compensation expense for stock and options issued for
services	457	20

Net cash used in operating activities	(3,988)	(923)

Investing activities:
Purchases of machinery and equipment	(327)	(153)

Net cash used in investing activities	(327)	(153)

Financing activities:
Repayment of related party notes	(1,041)	--
Repayment of short term note payable	--	(513)
Payment of guaranteed related party debt (Note 8)	(2,200)	--
Repayment of mortgage note payable (Note 8)	(704)	(7)
Repayment of bank loan (Note 8)	(1,600)	--
Proceeds from advances from stockholder	--	1,420
Proceeds from issuance of 5% senior secured debenture, net of costs
(Note 9)	18,527	--
Proceeds from exercise of employee stock options	18	--
Proceeds from exercise of warrants (Note 10)	1,050	--

Net cash provided by financing activities	14,050	900

Net increase (decrease) in cash and equivalents	9,735	(176)
Beginning balance as of January 1,	200	205

Ending balance as of March 31,	$9,935	$29

See notes to condensed consolidated financial statements. The notes are an integral part of these condensed consolidated financial statements and the financial statements must be read only in conjunction with the notes.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The audited financial statements at December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

        The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999 through March 31, 2004, and has an accumulated deficit of $63 million as of March 31, 2004. It is likely that the Company’s operations will continue to incur negative cash flows through March 31, 2005. Additional financing will be required to fund the Company’s planned operations through March 31, 2005, and the Company plans to obtain additional debt or equity financing by the first quarter of 2005. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     NATURE OF BUSINESS and DISCONTINUED OPERATIONS

      Nature of Business

        A Florida corporation founded in 1985, Ener1, Inc. was formerly named Inprimis, Inc. and before that it was named Boca Research, Inc. During 2002 and 2003, the Company manufactured set-top boxes and other digital entertainment products through subcontractors and marketed those products to the hospitality and healthcare markets through its 49% owned subsidiary EnerLook Solutions, Inc. (“EnerLook”), and to other markets through its former Digital Media Technologies Division. In 2003, the majority of the assets in the Digital Media Technologies Division were transferred to EnerLook (see Discontinued Operations below).

        In January 2002, Ener1 Group, Inc. acquired a majority interest in the Company and as a result of subsequent transactions, owned approximately 90% of the outstanding common stock of the Company at March 31, 2004. Ener1 Group is a privately held company in Ft. Lauderdale, Florida that provides financial and management resources to its portfolio of incubator technology companies. One of Ener1 Group’s subsidiaries, Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”), became a wholly owned subsidiary of the Company on September 6, 2002 when the Company acquired 100% of its outstanding capital stock from Ener1 Group. Ener1 Battery Company is in the business of developing and marketing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications.

        Concurrent with the acquisition of the Battery Company in 2002, the Company began to transition its business away from the set-top box and engineering services businesses of its Digital Media Technologies Division and EnerLook and focus instead on the businesses of the Battery Company.

        The Battery Company is a development stage company that has recorded nominal revenue since its formation.

        In January 2002, the Company began to develop and market products for neutralizing the harmful effects of electromagnetic radiation in electric power transmission lines and equipment through its wholly owned subsidiary, Ener1 Technologies, Inc. (“Technologies”). Technologies is also a development stage company and it has not recorded any revenue since its formation.

        In August 2003, the Company formed a joint venture company, named EnerStruct, Inc., with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to EnerStruct some of their respective battery technologies for use exclusively in Japanese markets.

        On September 12, 2003, the Company finalized, through its Ener1 Battery Company subsidiary, the acquisition of its R&D partner company in Ukraine. Ener1 Ukraine conducts research and development activities for the Company at facilities in Ukraine. Ener1 Ukraine has several battery-related patents and patent applications relating to its research and developement activities.

        The Company formed NanoEner1, Inc. on April 2, 2004 to develop new markets and applications for Ener1's proprietary technologies to manufacture nanomaterials. Ener1 currently uses its nanomaterials manufacturing technologies in the development of nanomaterials for lithium batteries and other high energy storage devices.

Discontinued Operations

        On December 15, 2003, the Company entered into an arrangement with T. & V. Rental Co., Inc. (“TVR”), a New York company, pursuant to which (1) TVR will manage EnerLook’s business for up to six months in return for any profits earned by EnerLook, (2) EnerLook will have the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR’s outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company’s stock currently held by Ener1 Group; and (3) if EnerLook does not exercise the option, TVR will have the option to acquire all of the assets of EnerLook Solutions in exchange for 5% of TVR’s then-outstanding common stock. If TVR fails to exercise its option to purchase EnerLook, it will nevertheless be required to transfer 5% of its then-outstanding common stock to EnerLook. TVR has paid approximately $280,159 to fund EnerLook's operations since December 15, 2003. On May 4, 2004, the Company, EnerLook and Ener1 Group signed an Option Agreement, a Management Agreement, a Documentary Escrow Agreement and an Asset Purchase Agreement to memorialize this arrangement.

        The Company’s Digital Media/EnerLook segment is deemed to be held-for-sale and certain of its revenues, expenses, assets and liabilities are classified as discontinued operations. Management believes substantially all remaining resources of the Company will be redirected to the Company’s continuing operations, and the Company will continue to incur corporate and overhead costs; accordingly, these costs and related liabilities are included in continuing operations.

4.     SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation: The accompanying condensed consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries: Ener1 Battery Company; NanoEner, Inc.; Ener1 Technologies, Inc; EnerNow Technologies, Inc.; Boca Research of Delaware, Inc.; Boca Research International, Inc.; Boca Research Holland B.V.; Boca Research (UK) Limited; Boca Research International Holdings Ltd.; Boca Global, Inc.; AppsCom, Inc.; and Ener1 Ukraine. It also includes as discontinued operations the Company’s 49% owned subsidiary, EnerLook Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation. The Battery Company and Ener1 Ukraine have ongoing operations. Ener1 Technologies also has had operations, but is currently not active.

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

        Investment in EnerStruct: The Company’s 49% investment in EnerStruct is accounted for using the equity method (See Note 10).

        Research and Development Costs: Research and development costs are expensed as incurred.

        Income Taxes: The Company provides for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are the differences between the financial statement carrying values and the tax bases of assets and liabilities and carryforwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        Reclassifications: Certain prior year amounts, most notably amounts relating to discontinued operations and research and development, have been reclassified to conform to the fiscal 2004 presentation.

        Loss per share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stockthat then shared in the earnings of the Company. Diluted loss per share is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options and warrants) unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss pershare as their effect would have been anti-dilutive for the periods ended March 31, 2004 and 2003.

        Stock compensation: Options granted to employees under the Company’s Stock Option Plans are accounted for by using the intrinsic method under APB Opinion 25. Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost has been recognized for the stock options plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the periods ended March 31, 2004 and 2003:

	Three months ended March 31,
	2004	2003
Net loss as reported	$(3,308)	$(1,446)
Plus: compensation recorded for stock options issued	49	-
Less: proforma stock based employee compensation, net of related tax	(251)	(8)

	$(3,510)	$(1,454)
Loss per share:
Basic and diluted as reported	$(0.01)	$(0.01)
Basic and diluted proforma	$(0.01)	$(0.01)

5.     SEGMENT REPORTING

        The Company is organized based upon the following segments: Digital Media Division / EnerLook (which is classified as discontinued operations), Ener1 Battery Company and Ener1 Technologies, Inc. Beginning in 2004, Ener1 Battery Company is further divided into two segments: Battery and Fuel Cells.

       The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	Three months ended March 31,
	2004	2003
	($ 000)	($ 000)
Sales
Discontinued operations	142	884
Battery	30	--
Net Sales	172	884

Net Loss
Corporate	(2,593)	(620)
Discontinued operations	(2)	(65)
Battery	(438)	(753)
Ener1 Technologies, Inc.	--	(8)
Fuel Cells	(275)	--
Net Loss	(3,308)	(1,446)

Assets
Corporate	12,130	153
Discontinued operations	123	2,580
Battery	22,337	21,858
Ener1 Technologies, Inc.	10	12
Assets	34,600	24,603

6.    ACCRUED EXPENSES AND OTHER LIABILITIES

        Accrued expenses and other liabilities principally consist of accrued salaries, bonuses and related benefits and accrued professional fees.

7.     CONSOLIDATION OF 49% SUBSIDIARY (ENERLOOK SOLUTIONS, INC.)

        When formed in February 2002, EnerLook was a 51% subsidiary of the Company. In early 2003, EnerLook issued (i) 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and (ii) 125,000 shares of common stock to an employee, reducing the Company’s ownership to 49%. Ener1 Group owns 43% of the outstanding common stock of EnerLook. Since EnerLook was formed, the Company has consolidated EnerLook’s results of operations and its balance sheet as part of the Company’s consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to 49% does not materially reduce the control the Company exercises over EnerLook’s operations.

        In the second quarter of 2003, the Company transferred certain assets of its Digital Media Division to EnerLook in order to consolidate the Company’s set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million. Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations, and on that date management conveyed operating control of this operating segment to a third party (see Notes 3 and 12).

8.     DEBT AND DEBT GUARANTEES

        At December 31, 2003, the Battery Company was the mortgagor under a mortgage payable to Interbay Funding of $703,896. The mortgage note was collateralized by the land and building owned by the Battery Company.

        Also at December 31, 2003, the Battery Company was indebted under two loan agreements with Saint Petersburg Joint Stock Bank Tavricheskiy (Open Joint Stock Company), in the amounts of $1,200,000 and $400,000, respectively. The obligations under the $1,200,000 note were secured by a pledge of a patent owned by Ener1 Ukraine, which is a 100% subsidiary of Ener1 Battery. The $400,000 note was unsecured. The combined principal balances on both notes as of December 31, 2003 totaled $1,600,000.

        The majority of the Company’s equipment had certain liens against it as of December 31, 2003. As of December 31, 2003, Ener1 s.r.l., an Italian company related to the Company by common ownership (“the Italian Company”), had a loan outstanding to Meliorbanca Gallo S.p.A.( “the Italian Bank”) in the amount of EURO 1,877,685. Ener1, Inc., Ener1 Group, Ener1 Battery and two individuals who were directors of all three companies were guarantors of this loan. The Italian Company’s obligations to Meliorbanca in the amount of EURO 5,000,000 were secured by a pledge of specified battery production equipment of Ener1 Battery, which had been transferred from the Italian Company to Ener1 Battery in a series of transactions prior to the Company’s acquisition of Ener1 Battery. The U.S. dollar value of this collateral coverage was approximately $6,200,000 at December 31, 2003.

        In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due 2009, and warrants to purchase up to 16,000,000 shares of common stock, in a private placement (Note 9). In connection with the issuance of the debentures, the Company was required to have all security interests in the land, building, patents, and production equipment owned by Ener1 Battery released. In order to effect this release, in January 2004, the Company paid $2.2 million to Meliorbanca to satisfy the Italian Company’s obligations, and paid all of the outstanding balances due to Interbay Funding and to Petersburg Joint Stock Bank Tavricheskiy.

        In March 2004 Ener1 Battery Company entered into a loan payable collatereralized by a vehicle. The total amount due under the loan is $128,000 plus interest payable over 5 years in equal monthly payments of approximately $2,600.

9.     5% SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

                In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due in 2009. The debentures are collateralized by the land and building owned by Ener1 Battery as well as by certain battery production equipment owned by Ener1 Battery. The debentures are convertible into common stock of Ener1, Inc. at an initial conversion price of $1.25 per share. As part of the transaction, the Company issued warrants with a ten year term to purchase a total of 16,000,000 common shares at an initial price of $2.51 per share. Proceeds from the sale were used to pay expenses of the sale, and repay debt, including $1,040,817 owed to related parties. Direct costs associated with the debentures of approximately $1,473,000, including $1,200,000 of investment banking fees, were incurred.

Accounting Principles Board Opinion No. 14, entitled “Accounting for Convertible Debt Issued with Stock Purchase Warrants,” provides that the portion of the proceeds of debt securities issued with detachable stock purchase warrants, which is allocable to the warrants, should be accounted for as paid-in capital. The allocation should be based on the relative fair values of the two securities at time of issuance. Any resulting discount or premium on the debt securities should be accounted for as such. In addition, Emerging Issues Task Force Releases 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as debt and mandatorily redeemable preferred stock) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

In applying the provisions of the above pronouncements, the Company has recorded a discount on the convertible debentures in the amount of $20,000,000. This discount is being accreted to interest expense using the interest method over the life of the debentures (five years). As the effective interest rate (which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount) approaches infinity, the interest expense to be recorded approximates the future cash payments. Total interest expense on the debentures for the quarter ended March 31, 2004 was approximately $208,000. Interest expense recorded related to the accretion of the discount was $0 for the quarter ended March 31, 2004.

Interest expense related to the accretion of the discount for the calendar years ending subsequent to December 31, 2003 are expected to be as follows and would be accelerated upon early conversion or default of the instrument:

Year ended December 31, 2004	$0
Year ended December 31, 2005	$0
Year ended December 31, 2006	$0
Year ended December 31, 2007	$0
Year ended December 31, 2008	$0
Year ended December 31, 2009	$20,000,000

Notwithstanding the financial statement presentation required by the above pronouncements, the Company remains legally obligated to repay the aggregate principal amount of the outstanding debentures plus all accrued interest thereon at the rate(s) set forth in the debentures. As of March 31, 2004, $20,000,000 in aggregate principal amount of the debentures was outstanding. The principal amount of any debentures that are converted to common stock of the Company pursuant to the terms of the debentures shall not be deemed outstanding immediately following such conversion.

10.     ITOCHU CORPORATION INVESTMENT and INVESTMENT in ENERSTRUCT

        On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation, under which the Company issued 14,000,000 shares of its common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share, for an aggregate purchase price of $3.5 million. In addition, the Company granted options to ITOCHU to increase its ownership of common stock. In January 2004, ITOCHU exercised options to purchase 1,500,000 shares for $1,050,000. During the period from January 25, 2004 through January 31, 2005, ITOCHU has the option to purchase up to 9,346,396 shares of common stock for $4.00 per share.

        Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for a 49% ownership interest in EnerStruct. ITOCHU owns the remaining 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At March 31, 2004 the Company’s original investment in EnerStruct was reduced by approximately $383,000, which represents the Company’s share of EnerStruct’s losses through that date.

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

Summarized information of EnerStruct is as follows as of March 31, 2004 and for the period from inception through March 31, 2004:

Cash	$2,327,000
Total assets	$2,736,000
Total liabilities	$85,000
Net loss	$(782,000)

11.     RELATED PARTY TRANSACTIONS:

        During the three months ended March 31, 2003, the Company leased a portion of its office facilities from Ener1 Group, I.C. Inc. The Company also shared common facilities, personnel and other resources with Ener1, Group, Inc. Allocation of expenses has been made between these parties utilizing systematic methods. The net expense allocated to the Company for the three months ended March 31, 2003 aggregated approximately $211,580. There was no expense allocated during to the Company for shared resources the three months ended March 31, 2004 as the Company leased its own office space in January 2004 and no longer shares personnel and other resources with Ener1 Group.

12.     ARRANGEMENT WITH T. & V. RENTAL CO. INC.

        On December 15, 2003, the Company entered into an arrangement with T. & V. Rental Co., Inc. (“TVR”), a New York company, pursuant to which (1) TVR will manage EnerLook’s business for up to six months in return for any profits earned by EnerLook, (2) EnerLook will have the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR’s outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company’s stock currently held by Ener1 Group; and (3) if EnerLook does not exercise the option, TVR will have the option to acquire all of the assets of EnerLook in exchange for 5% of TVR’s then-outstanding common stock. If TVR fails to exercise its option to purchase EnerLook, it will nevertheless be required to transfer 5% of its then-outstanding common stock to EnerLook. TVR is responsible for paying EnerLook Solutions’ on-going expenses. TVR has paid approximately $280,159 to fund EnerLook Solutions’ operations since December 15, 2003. On May 4, 2004, the Company, EnerLook and Ener1 Group signed an Option Agreement, a Management Agreement, a Documentary Escrow Agreement and an Asset Purchase Agreement to memoralize this arrangement.

13.    COMMITMENTS AND CONTINGENCIES

         Litigation

        We receive communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of the Company’s products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.

        The Company was named as a co-defendant in an action brought in the United States District Court for the District of Massachusetts on September 24, 1999 by NEC Technologies, Inc. (“NEC”). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. (“PhoneTel”), allegedly as a result of NEC’s combination of modem hardware and software supplied by the vendors of its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for NEC’s costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the future, NEC has not taken any such action to date. The Company cannot predict at this time whether any future claim brought by NEC would have a material adverse effect on its operating results, financial condition, or cash flows.

        The Company and its Boca Global, Inc. subsidiary were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway’s complaint against the Company and Boca Global, Inc. alleges that either or both the Company and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway seeks indemnification for payment in the amount of approximately five million dollars, which it claims to have paid to settle patent infringement litigation brought by PhoneTel. In addition to the Company and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company. On March 20, 2004, the Court dismissed, without prejudice, the action against Boca Global and the other co-defendant, for failure of Gateway to prosecute. Gateway subsequently refiled its complaint against Boca Global and the Company and, in addition to the claims described above, alleged in the alternative that the Company was in breach of a settlement agreement under which the Company had agreed to pay Gateway $50,000, only $5,000 of which had been paid. The Company and Gateway have completed a settlement of all claims against the Company and Boca Global for payment of $45,000 by the Company to Gateway

         Lease Commitments

        In January 2004, the Company entered into a 6 year operating lease for office facilities. The lease provides for monthly rent of approximately $9,000 in the first year increasing to approximately $14,000 in the sixth year, plus the Company’s proportionate share of operating costs.

14.     STOCK AND OPTION ISSUANCES DURING THE QUARTER ENDED MARCH 31, 2004.

        Effective as of January 1, 2004, pursuant to the Company's consulting agreement with Capital Investment Services, Inc., the Company issued 60,000 shares of the Company's common stock in partial compensation for their services.

        Effective as of January 8, 2004, pursuant to the Company's Investment Banking Agreement with Thornhill Group, Inc., the Company issued a warrant to Thornhill Group to purchase 200,000 shares of the Company's common stock at an exercise price of $.10 per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company’s expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; managerial execution; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

        All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report.

Results of Operations

        Net Sales. Net sales for the period ended March 31, 2004 were billings of $30,000 under a Small Business Innovative Research contract. We had no other sales due to continuing operations for the three month periods ended March 31, 2004 and March 31, 2003

        Gross Profit (Loss) We had no significant gross profit or loss from continuing operations in either of the three month periods ended March 31, 2004 and 2003.

        Research and Development Expenses (“R&D”). R&D expenses increased 60% during the three months ended March 31, 2004, or approximately $192,000, from $318,000 to $510,000 when compared to the same period in 2003. This increase is due primarily to increases in battery and fuel cell development activity, including increased salary expense resulting from new personnel and costs associated with developing patent applications which have been filed and are planned to be filed.

        Selling, General and Administrative Expenses (“SG&A”). SG&A increased 179%, or approximately $1,669,000, from $791,000 to $2,460,000 during the three months ended March 31, 2004 when compared to the same period in 2003. This increase is due to: an increase of $801,000 in the cost of labor, including new hiring, recruiting and immigration costs; an increase in professional fees of $450,000 due to increased legal and consulting costs; an increase of $327,000 in expenses for investment banking services; an increase in insurance expense of $106,000; an increase of $70,000 in investor relations expenses; and an increase of $10,000 in depreciation expense; offset by a $74,000 decrease in rent expenses.

Liquidity and Capital Resources

        As of December 31, 2003, we had a working capital deficit of $7.4 million. As of March 31, 2004, our working capital was $8.6 million. As of March 31, 2004 we had $9.9 million of cash and equivalents. During the period from December 31, 2003 through March 31, 2004, our working capital increased by $16.0 million. This increase in working capital was primarily due to an increase in cash, and a decrease in current debt and liabilities, as a result of the sale and partial use of proceeds, in January 2004, of $20.0 million in aggregate principal amount of our 5% senior secured convertible debentures due 2009. See Note 9 to the condensed consolidated financial statements for an explanation of the accounting treatment of the debenture financing.

        During the three month period ended March 31, 2004 we expended $327,000 for capital equipment, of which: $139,000 was for manufacturing equipment for our battery manufacturing plant; $169,000 was for administrative equipment, primarily computing equipment; $19,000 was for research and development equipment; and, $128,000 was for a vehicle.

        We will require additional capital support for the activities of Ener1 Battery Company through March 31, 2005(including the operations of its Battery and Fuel Cell segments). Funds will also be required for operations of our new subsidiary, NanoEner, Inc., which was formed in April 2004 to developand market nanotechnologies, nanomaterials and manufacturing methodologies. We will seek additional financing by the first quarter of 2005, which may take the form of equity or debt funding. There can be no assurance that any such required capital will be available on terms acceptable to us, if at all, and, at such time or times as it is required.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Accounting for employee stock options

        As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” we account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, we recognize compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. We disclose the required pro forma information in our notes to consolidated financial statements as if the fair value method prescribed by SFAS No. 123 had been applied.

Consolidation of 49% subsidiary (EnerLook Solutions, Inc.)

        When formed in February 2002, EnerLook was our 51% subsidiary. In early 2003, EnerLook issued (i) 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and (ii) 125,000 shares of common stock to an employee, reducing our ownership to 49%. Ener1 Group owns 43% of the outstanding common stock of EnerLook. Since EnerLook was formed, we have consolidated EnerLook’s results of operations and its balance sheet as part of our consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. We have elected to continue consolidating this subsidiary as part of our financial statements because we and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to 49% does not materially reduce the control we exercise over EnerLook’s operations.

        In the second quarter of 2003, we transferred certain assets of the Digital Media Division to EnerLook in order to consolidate our set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, we transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million. Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations, and on that date management conveyed operating control of this operating segment to a third party.

Item 3.  Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         We recieve communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certian of the Company's products infringe to patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.

        We were named as a co-defendant in an action brought in the United States District Court for the District of Massachusetts on September 24, 1999 by NEC Technologies, Inc. (“NEC”). The suit alleges that we supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. (“PhoneTel”), allegedly as a result of NEC’s combination of modem hardware and software supplied by the vendors of its personal computer products. NEC alleges that we and Ring Zero are obligated to indemnify NEC for NEC’s costs of defense and settlement of the PhoneTel suit, in the amount of $327,000. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the future, NEC has not taken any such action against us to date. We cannot predict at this time whether any future claim brought by NEC would have a material adverse effect on our operating results, financial condition, or cash flows.

        We and our Boca Global, Inc. subsidiary were previously named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway PCs. Gateway’s complaint against us and Boca Global, Inc. alleged that either or both us and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway sought indemnification for payment in the amount of approximately five million dollars, which it claims to have paid to settle patent infringement litigation brought by PhoneTel. In addition to us and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to us. On March 20, 2004, the Court dismissed, without prejudice, the action against Boca Global and the other co-defendant, for failure of Gateway to prosecute. Gateway subsequently refiled its complaint against Boca Global and us and, in addition to the claims described above, alleged in the alternative that we were in breach of a settlement agreement under which we had agreed to pay Gateway $50,000, only $5,000 of which had been paid. We and Gateway have settled all claims against us and Boca Global for payment of $45,000 by us to Gateway.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b)        Reports on Form 8-K

1.	Current Report on Form 8-K dated January 21, 2004, Items 5 and 7. reporting the issuance of $20 million in aggregate principal amount of 5% Senior Secured Convertible Debentures and Warrants to purchase 16 million shares of common stock of Ener1 in a private placement to accredited investors under Regulation D of the Securities Act of 1933, as amended.

2.	Current Report on Form 8-K dated February 6, 2004, Item 5, containing a description of the common stock of Ener1, Inc. to be incorporated by reference into the Company’s Registration Statement on Form S-8.

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 20, 2004	ENER1, INC. By: /s/ Kevin P. Fitzgerald Kevin P. Fitzgerald Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)