Form 10QSB
period 2004-06-30
ENER1 INC
filed 2004-08-13
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2004

Commission File Number 0-21138

ENER1, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2479377
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X] No [_]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, par value $.01 per share	Outstanding as of August 11, 2004 347,215,751

Transitional Small Business Format (check one): Yes [  ] No [X]

ENER1, INC. AND SUBSIDIARIES
Form 10-QSB for the Quarter Ended June 30, 2003

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet (unaudited) as of
June 30, 2004	3

Condensed Consolidated Statements of Operations (unaudited)
for the three and six months ended June 30, 2004 and 2003	4

Condensed Consolidated Statements of Cash Flows (unaudited)
for the six months ended June 30, 2004 and 2003	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	14

Item 3. Controls and Procedures	16

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

Part I. FINANCIAL INFORMATION

      Item 1. – Financial Statements

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share and debenture data)

June 30, 2004
ASSETS
Current assets
Cash and equivalents	$6,562
Prepaid expenses and other current assets	333
Assets held for disposal (Note 3)	27
Due from related parties	103

Total current assets	7,025
Property and Equipment, net	22,696
Investment in EnerStruct (Note 10)	1,489
Other Assets	328

Total assets	$31,538

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$781
Accrued expenses and other current liabilities (Note 6)	664
Liabilities related to assets held for disposal (Note 3)	307
Current portion of bank installment loan (Note 8)	22

Total current liabilities	1,774

Long-term liabilities
Installment loan payable to bank (Note 8)	103
$20,000,000 senior secured 5% convertible debenture, net
of discount attributable to debt issue costs, warrants,
and beneficial conversion features of $20,000,000 (Note 9)	--

Total liabilities	1,877
Commitments and contingencies (Note 12)	--
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000
shares authorized, none issued and outstanding	--
Common stock, par value $.01 per share, 500,000,000
shares authorized, 347,182,114 issued and outstanding	3,472
Additional paid-in capital	92,893
Accumulated deficit	(66,704)

Total stockholders' equity	29,661

Total liabilities and stockholders' equity	$31,538

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net sales	$11	$--	$41	$--
Cost of goods sold	--	--	10	--

Gross profit	11	--	31	--
Operating expenses:
Manufacturing pre-production costs	516	--	516	--
Research and development	667	450	1,177	768
Selling, general and administrative	1,706	831	4,166	1,622
Interest Expense	254	252	477	524

Total operating expenses	3,143	1,533	6,336	2,914

Loss from operations	(3,132)	(1,533)	(6,305)	(2,914)
Other income (expense), net	50	5	73	5
Equity in loss on investment in
EnerStruct (Note 10)	(131)	--	(287)	--

Loss from continuing operations	(3,213)	(1,528)	(6,519)	(2,909)
Loss from discontinued
operations (Note 3)	--	(115)	(2)	(180)

Net Loss	$(3,213)	$(1,643)	$(6,521)	$(3,089)

Loss per share from continuing operations (basic
and diluted)	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Loss per share from discontinued operations (basic	$--	$--	$--	$--
and diluted)
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares
Outstanding	347,173	309,748	346,809	309,704

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2004	2003
Cash provided by (used in):
Operating activities:
Net loss	$(6,521)		$(3,089)
Depreciation and amortization	102		57
Equity from loss in investment in EnerStruct (Note 10)	287		--
Changes in assets and liabilities	(1,615)		86
Changes in assets and liabilities held for
disposal (Note 3)	(30)		685
Compensation expense for stock options
issued for services	728		20

Net cash used in operating activities	(7,049)		(2,241)
Investing activities:
Capital expenditures	(638)		(431)
Minority interest in net proceeds from issuance of common
stock of subsidiary	--		127

Net cash used in investing activities	(638)		(304)
Financing activities:
Cash Overdraft	--		15
Repayment of related party notes	(1,041)		--
Repayment of short term note payable	--		(595)
Repayment of guaranteed related party debt (note 8)	(2,200)		--
Repayment of mortgage note payable (note 8)	(704)		(14)
Repayment of bank loan (Note 8)	(1,600)		--
Repayment of bank installment loan (Note 8)	(3)		--
Proceeds from advances from stockholder	--		2,806
Proceeds from exercised employee stock options	20		--
Proceeds from exercise of warrants (Note 8)	1,050		5
Proceeds from issuance of 5% senior secured
convertible debentures net of costs (note 9)	18,527		--
Proceeds from minority investment in
subsidiary	--		123

Net cash provided by financing activities	14,049		2,340

Net increase (decrease) in cash and equivalents	6,362		(205)
Cash and equivalents, balance at January 1	200		205

Cash and equivalents, balance at June 30	$6,562	$	(-0-)

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The audited financial statements at December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $66.7 million as of June 30, 2004. It is likely that the Company’s operations will continue to incur negative cash flows through June 30, 2005. Additional financing will be required to fund the Company’s planned operations through June 30, 2005, and the Company intends to seek additional debt or equity financing by the first quarter of 2005. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Nature of Business

Ener1‘s primary lines of business consist of development and marketing of lithium batteries and certain battery components such as electrodes; fuel cells, fuel cell systems and components; and nanotechnology-related manufacturing processes and materials.

Ener1 is a Florida corporation founded in 1985. Ener1 was formerly named Inprimis, Inc. and before that it was named Boca Research, Inc. During 2002 and 2003, the Company manufactured set-top boxes and other digital entertainment products through subcontractors and marketed those products to the hospitality and healthcare markets through its 49% owned subsidiary EnerLook Healthcare Solutions, Inc. (“EnerLook”), and to other markets through its former Digital Media Technologies Division. In 2003, the majority of the assets in the Digital Media Technologies Division were transferred to EnerLook (see “Discontinued Operations and Sale of Assets of EnerLook” below).

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and as a result of subsequent transactions, owned approximately 88% of the outstanding common stock of the Company at June 30, 2004. Ener1 Group is a privately held company based in Ft. Lauderdale, Florida that provides financial and management resources to its portfolio of incubator technology companies.

One of Ener1 Group’s subsidiaries, Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”), became a wholly owned subsidiary of the Company on September 6, 2002 when the Company acquired 100% of its outstanding capital stock from Ener1 Group. Ener1 Battery is in the business of developing and marketing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications. The Battery Company is a development stage company that has recorded nominal revenue since its formation.

Concurrent with the acquisition of the Battery Company in 2002, the Company began to transition its business away from the set-top box and engineering services businesses of its Digital Media Technologies Division and EnerLook and focus instead on the businesses of the Battery Company. In addition, the Company began developing fuel cells and systems and components for fuel cells, and the Company has continued to expand its fuel cell operations during 2004.

In January 2002, the Company began to develop products for neutralizing the harmful effects of electromagnetic radiation in electric power transmission lines and equipment through its wholly owned subsidiary, Ener1 Technologies, Inc. (“Technologies”). Technologies is also a development stage company and it has not recorded any revenue since its formation.

In August 2003, the Company formed a joint venture company, named EnerStruct, Inc., with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to EnerStruct some of their respective battery technologies for use exclusively in Japanese markets.

On September 12, 2003, the Battery Company finalized the acquisition of Ener1‘s research and development partner company in Ukraine, Ener1 Ukraine, Inc. (“Ener1 Ukraine”). Ener1 Ukraine conducts research and development activities for the Company at facilities in Ukraine. Ener1 Ukraine has several battery-related patents and patent applications resulting from its research and development activities.

The Company formed NanoEner, Inc. (“NanoEner”) on April 2, 2004, to develop new markets and applications for Ener1‘s proprietary technologies to manufacture nanomaterials. Ener1 currently uses its nanomaterials manufacturing technologies in the development of nanomaterials for lithium batteries and other high energy storage devices.

Discontinued Operations and Sale of Assets of EnerLook

On December 15, 2003, the Company, EnerLook, Ener1 Group and TVR entered into an arrangement pursuant to which (1) TVR agreed to manage EnerLook’s business for up to six months in return for any profits earned by EnerLook, (2) EnerLook was granted the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR’s outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company’s stock held by Ener1 Group; and (3) TVR was granted the option to acquire substantially all of the assets of EnerLook in exchange for 5% of TVR Communications, LLC, a limited liability company that would own all the respective assets of TVR and EnerLook, such option to become exercisable if EnerLook did not exercise the option described in clause (2) above. On June 15, 2004, TVR notified EnerLook of TVR’s intent to exercise its option to acquire substantially all of the assets of EnerLook, and the EnerLook employees became employees of TVR Communications, LLC. The Company, EnerLook, Ener1 Group and TVR Communications, LLC entered into an Asset Purchase Agreement dated as of June 30, 2004, providing for the sale of substantially all of EnerLook’s assets to TVR Communications, LLC, in exchange for a 5% membership interest in TVR Communications, LLC. The asset sale is expected to close in August 2004, subject to satisfaction of certain conditions.

TVR paid EnerLook approximately $550,000 to fund EnerLook’s losses from operations from December 15, 2003 through June 15, 2004.

As of December 15, 2003, the Company’s Digital Media/EnerLook segment was deemed by the Company to be held-for-sale, and certain of the revenues, expenses, assets and liabilities of this segment were classified as discontinued operations. Management believes that substantially all remaining resources of the Company will be redirected for use in the Company’s continuing operations, and the Company will continue to incur corporate and overhead costs; accordingly, these costs and related liabilities are included in continuing operations.

4.     SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries: the Battery Company, NanoEner, Ener1 Ukraine; Technologies, EnerNow Technologies, Inc. Boca Research International, Inc., Boca Research Holland B.V., Boca Research (UK) Limited, Boca Research International Holdings Ltd., Boca Global, Inc., Boca Research of Delaware, Inc. and AppsCom, Inc. It also includes as discontinued the operations of EnerLook. Intercompany accounts and transactions have been eliminated in consolidation. The Battery Company, NanoEner and Ener1 Ukraine have ongoing operations. Ener1 Technologies has also conducted operations, but is not currently active.

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

Investment in EnerStruct: The Company’s 49% investment in EnerStruct is accounted for using the equity method (Note 7).

Research and Development Costs: Research and development costs are expensed as incurred.

Income Taxes: The Company provides for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are the differences between the financial statement carrying values and the tax bases of assets and liabilities and carry-forwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Reclassifications: Certain prior year amounts, most notably amounts relating to discontinued operations and research and development, have been reclassified to conform to the fiscal 2004 presentation.

Loss per share: Basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted loss per share is computed by dividing loss available to common shareholders by the sum of the weighted average number of common shares outstanding for the period plus common shares issuable under common stock equivalents (all related to outstanding stock options and warrants), unless consideration of such common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the periods ended June 30, 2004 and 2003.

Stock compensation: Options granted to employees under the Company’s stock option plans are accounted for using the intrinsic method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines the fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized for the stock options plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all option awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the periods ended June 30, 2004 and 2003:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in thousands)

Net Loss as Reported	$(3,213)	$(1,643)	$(6,521)	(3,089)
Plus:
Compensation recorded for stock
options issued	271	--	320	--
Less:
Pro forma stock based employee
compensation, net of tax	(637)	(9)	(888)	(17)

	$(3,579)	$(1,652)	$(7,089)	(3,106)
Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.01)	$(0.02)	$(0.01)
Basic and diluted, pro forma	$(0.01)	$(0.01)	$(0.02)	$(0.01)

5.     SEGMENT REPORTING

The Company is organized based upon the following segments: Digital Media Division / EnerLook (which is classified as discontinued operations), the Battery Company, Fuel Cell Division, Nanotechnology Division, and Technologies. The accounting policies of the segments are the same as those described in Note 4. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(in thousands)

Sales
Discontinued operations	$--	$102	$--	$986
Battery	11	--	41	--

Net sales	$11	$102	$41	986
Net Loss
Discontinued operations	$--	$(115)	$(2)	$(180)
Corporate	(2,032)	(513)	(4,625)	(1,133)
Battery	(826)	(921)	(1,264)	(1,674)
Ener1 Technologies	(10)	(94)	(10)	(102)
Fuel cell	(267)	--	(542)	--
Nanotechnology	(78)	--	(78)	--

Net Loss	$(3,213)	$(1,643)	$(6,521)	$(3,089)
Assets
Discontinued operations			$27	$2,388
Corporate			8,995	31
Ener1 Technologies			10	11
Battery			22,506	22,175

Total Assets			$31,538	$24,605

6.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities principally consist of accrued salaries, bonuses and related benefits and accrued professional fees.

7.     CONSOLIDATION OF 49% SUBSIDIARY (ENERLOOK SOLUTIONS, INC.)

When formed in February 2002, EnerLook was a 51% subsidiary of the Company. In early 2003, EnerLook issued (i) 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and (ii) 125,000 shares of common stock to an EnerLook employee, reducing the Company’s ownership to approximately 49%. Ener1 Group owns approximately 42% of the outstanding common stock of EnerLook. Since EnerLook was formed, the Company has consolidated EnerLook’s results of operations and its balance sheet as part of the Company’s consolidated financial statements. Ownership of a subsidiary below 51% is typically recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with a parent company owning less than 51% of the subsidiary, as it is presumed that the parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties that exercise substantial control over the activities of EnerLook and own an aggregate of approximately 91% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to approximately 49% does not materially reduce the control the Company exercises over EnerLook’s operations.

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

Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations (Note 3), and on that date management conveyed operating control of this segment to TVR, a third party (Note 3).

8.     DEBT AND DEBT GUARANTEES

At December 31, 2003, the Battery Company was the mortgagor under a mortgage note payable to Interbay Funding, LLC in the amount of $703,896. The mortgage note was collateralized by the land and building owned by the Battery Company.

Also at December 31, 2003, the Battery Company was indebted under two loan agreements with Saint Petersburg Joint Stock Bank Tavricheskiy, in the amounts of $1,200,000 and $400,000, respectively. The obligations under the $1,200,000 note were secured by a pledge of a patent owned by Ener1 Ukraine, which is a 100% subsidiary of Ener1 Battery. The $400,000 note was unsecured. The combined principal balances on both notes as of December 31, 2003 totaled $1,600,000.

The majority of the Company’s equipment had certain liens against it as of December 31, 2003, as described below. As of December 31, 2003, Ener1 s.r.l., an Italian company related to the Company by common ownership (“the Italian Company”), had a loan outstanding to Meliorbanca Gallo S.p.A.(“the Italian Bank”) in the amount of EURO 1,877,685. Ener1, Ener1 Group, the Battery Company and two individuals who were directors of all three companies, were guarantors of this loan. The Italian Company’s obligations to the Italian Bank in the amount of EURO 5,000,000 were secured by a pledge of specified battery production equipment of the Battery Company, which had been transferred from the Italian Company to the Battery Company in a series of transactions prior to the Company’s acquisition of the Battery Company. The U.S. dollar value of this collateral was approximately $6,200,000 at December 31, 2003.

In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due 2009, and warrants to purchase up to 16,000,000 shares of common stock, in a private placement (Note 9). In connection with the issuance of the debentures, the Company was required to have all security interests in the land, building, patents, and production equipment owned by the Battery Company released. In order to effect this release, in January 2004, the Company paid $2.2 million to the Italian Bank to satisfy the Italian Company’s obligations, and paid all of the outstanding balances due to Interbay Funding and to Petersburg Joint Stock Bank Tavricheskiy.

In March 2004, the Battery Company obtained a loan secured by a vehicle. The total amount due under the loan is $125,000 plus interest payable over 5 years in equal monthly payments of approximately $2,600.

9.     5% SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due 2009. The Company’s obligations under the debentures are collateralized by the land and building owned by the Battery Company, as well as by certain battery production equipment owned by the Battery Company. The debentures are convertible into common stock of Ener1 at an initial conversion price of $1.25 per share. As part of the transaction, the Company issued warrants with a ten-year term to purchase a total of 16,000,000 common shares at an initial price of $2.51 per share. Proceeds from the sale were used to pay expenses of the sale and repay debt, including $1,040,817 owed to related parties. Direct costs associated with the debentures of approximately $1,473,000, including $1,200,000 of investment banking fees, were incurred.

Accounting Principles Board Opinion No. 14, entitled “Accounting for Convertible Debt Issued with Stock Purchase Warrants,” provides that the portion of the proceeds from debt securities issued with detachable stock purchase warrants that is allocable to the warrants should be accounted for as paid-in capital. The allocation should be based on the relative fair values of the two securities at time of issuance. Any resulting discount or premium on the debt securities should be accounted for as such. In addition, Emerging Issues Task Force Release Nos. 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as debt and mandatorily redeemable preferred stock) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

In applying the provisions of the above pronouncements, the Company has recorded a discount on the convertible debentures in the amount of $20,000,000. This discount is being accreted to interest expense using the interest method over the life of the debentures (five years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Total interest expense on the debentures for the three and six months ended June 30, 2004 was $253,000 and $461,000 respectively. Interest expense recorded related to the accretion of the discount was $0 for the six months ended June 30, 2004.

Interest expense related to the accretion of the discount for the calendar years ending after December 31, 2003 is expected to be as follows and would be accelerated upon early conversion or default of the instrument:

Year ended December 31, 2004	$0
Year ended December 31, 2005	$0
Year ended December 31, 2006	$0
Year ended December 31, 2007	$0
Year ended December 31, 2008	$0
Year ended December 31, 2009	$20,000,000

Notwithstanding the financial statement presentation required by the above pronouncements, the Company remains legally obligated to repay the aggregate principal amount of the outstanding debentures plus all accrued interest thereon at the rate(s) set forth in the debentures. As of June 30, 2004, $20,000,000 in aggregate principal amount of the debentures was outstanding. The principal amount of any debentures that are converted to common stock of the Company pursuant to the terms of the debentures shall not be deemed outstanding immediately following such conversion.

10.     ITOCHU CORPORATION INVESTMENT AND INVESTMENT IN ENERSTRUCT

On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation, under which the Company issued 14,000,000 shares of its common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share, for an aggregate purchase price of $3.5 million. In addition, the Company granted options to ITOCHU to increase its ownership of common stock. In January 2004, ITOCHU exercised options to purchase 1,500,000 shares for $1,050,000. During the period from January 25, 2004 through January 31, 2005, ITOCHU has the option to purchase up to an additional 9,346,396 shares of common stock for $4.00 per share.

Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for a 49% ownership interest in EnerStruct. ITOCHU owns the remaining 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At June 30, 2004, the Company’s original investment in EnerStruct was reduced by approximately $514,000, which represents the Company’s share of EnerStruct’s losses through that date.

In connection with the foregoing activities, the Company and the Battery Company have entered into a license agreement with ITOCHU and EnerStruct and agreed to provide EnerStruct with an exclusive license (for Japan only) to use the technologies covered by two of the Battery Company’s pending patent applications. ITOCHU has also licensed to EnerStruct, on an exclusive basis, several of its patents relating to its lithium battery technologies.

Summarized financial information for EnerStruct is as follows as of June 30, 2004, and for the period from inception through June 30, 2004:

Cash	$2,087,000
Total assets	$2,382,000
Total liabilities	$73,000
Net loss	$(1,049,000)

11.     RELATED PARTY TRANSACTIONS:

During the six months ended June 30, 2003, the Company leased a portion of its office facilities from Ener1 Group. The Company also shared common facilities, personnel and other resources with Ener1 Group. Allocation of expenses has been made between these parties utilizing systematic methods. The net expense allocated to the Company for the six and three months ended June 30, 2003, aggregated approximately $405,000 and $194,000. During the six and three months ended June 30, 2003 allocations and advances (including the allocations of expenses above) aggregated approximately $2,808,000 and $1,388,000, respectively, of which approximately $909,000 was converted to capital in 2003. There was no expense allocated to the Company for shared resources during the six months ended June 30, 2004 as the Company leased its own office space in January 2004 and no longer shares personnel and other resources with Ener1 Group.

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed the Company for the actual cost of these services and employees. During the six months ended June 30, 2004, Ener1 Group and its subsidiaries billed the Company $53,000 and the Company billed Ener1 Group and its subsidiaries $88,000, in each case for services and employees of the other party. As of June 30, 2004, the net balance due to the Company from Ener1 Group and its subsidiaries was $35,000.

The Company, its wholly owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) have entered into a Merger Agreement dated as of June 9, 2004, providing for the merger of Acquisition with and into Splinex, subject to the satisfaction of certain conditions to closing, including, among others, the effectiveness of the registration statement on Form S-1 filed on June 24, 2004, by Splinex with the Securities and Exchange Commission to register the shares to be issued in the merger. Upon closing, the Company will receive 5,000,000 shares of Splinex common stock in the merger representing 5% of the outstanding shares and, in accordance with the Merger Agreement, will declare a dividend to distribute these shares to the Company’s shareholders.

Splinex, a Delaware corporation, is a development-stage company formed in February 2004. It is currently a private company, and all of its outstanding shares are held by one stockholder, Splinex, LLC. Splinex is developing multi-dimensional graphics visualization products, including three-dimensional graphics products, related compression and signal processing utilities and discrete software modules that enable the user to accurately and rapidly manipulate highly complex, visually rich, multi-dimensional digital content.

Three of the Company’s directors, Dr. Peter Novak and Messrs. Mike Zoi and Boris Zingarevich collectively beneficially own all of the outstanding common stock of Ener1 Group, Inc. which owns approximately 88% of the outstanding common stock of the Company. They also beneficially own an aggregate of 37.5% of the voting membership interests (and an aggregate of 38.25% of the economic membership interests) of Splinex, LLC, which currently holds all of the outstanding common stock of Splinex and will hold 95% of the outstanding common stock of Splinex following the merger. The remaining membership interests of Splinex, LLC are held by Mikhail Zingarevich (a director of Splinex and the brother of Boris Zingarevich), who beneficially owns 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC and Alexander Malovik, who beneficially owns 50% of the voting membership interests (and 49% of the economic membership interests) of Splinex, LLC.

Two of the Company’s directors, Kevin P. Fitzgerald and Peter Novak, are also directors of Splinex. Dr. Novak is also the President of Splinex.

12.     COMMITMENTS AND CONTINGENCIES

Litigation

The Company receives communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of the Company’s products infringe the proprietary rights of third parties. The Company cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows. The Company was named as a co-defendant in an action brought in the United States District Court for the District of Massachusetts on September 24, 1999 by NEC Technologies, Inc. (“NEC”). The suit alleges that the Company supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. (“Ring Zero”).

NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. (“PhoneTel”), allegedly as a result of NEC’s combination of modem hardware and software supplied by the vendors of its personal computer products. NEC alleges that the Company and Ring Zero are obligated to indemnify NEC for $327,000, representing NEC’s costs of defense and settlement of the PhoneTel suit. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the future, NEC has not taken any such action against the Company to date. The Company cannot predict at this time whether any future claim brought by NEC would have a material adverse effect on its operating results, financial condition, or cash flows.

The Company and its Boca Global, Inc. subsidiary (“Boca Global”) were named as co-defendants in an action brought in the United States District Court for the District of South Dakota by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway personal computers. Gateway’s complaint against us and Boca Global alleged that either or both of the Company and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway sought indemnification for payment in the amount of approximately $5 million, which it claims to have paid to settle patent infringement litigation brought by PhoneTel with respect to FaxWorks. In addition to the Company and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company. On March 20, 2004, the Court dismissed, without prejudice, the action against Boca Global and the other co-defendant, for Gateway’s failure to prosecute. Gateway subsequently refiled its complaint against Boca Global and the Company and, in addition to the claims described above, alleged in the alternative that the Company was in breach of a settlement agreement under which the Company had agreed to pay Gateway $50,000, only $5,000 of which had been paid. On May 13, 2004, the Company and Gateway settled all claims against the Company and Boca Global for payment of $45,000 by the Company to Gateway.

Lease Commitments

In January 2004, the Company entered into a six-year operating lease for office facilities. The lease requires the Company to pay monthly rent of approximately $9,000 in the first year, increasing to approximately $14,000 in the sixth year, plus the Company’s proportionate share of operating costs.

Other Commitments

The Battery Company has entered into a Cooperative Research and Development Agreement (“CRADA”) with Battelle, as the operator of Pacific Northwest National Laboratories under a contract with the U.S. Department of Energy, for research and development work involving lithium batteries. The CRADA requires the Battery Company to expend a total $399,000 each year in furtherance of the research and development activities, a substantial portion of which will be in the form of in-kind contributions such as labor and use of equipment. The CRADA could have a term of up to two years.

13.     STOCK AND OPTION ISSUANCES DURING THE SIX MONTHS ENDED JUNE 30, 2004

In January 2004, ITOCHU exercised its options to purchase 1,500,000 shares of the Company's common stock for $1,050,000. On January 25th, 2004, options held by ITOCHU to purchase 10,961,861 shares expired. During the period from January 25th, 2004 through January 31, 2005, ITOCHU has the option to purchase up to 9,346,396 shares of common stock for $4.00 per share.

Effective as of January 1, 2004, pursuant to a consulting agreement with Capital Investment Services, Inc., the Company issued 60,000 shares of common stock at a price of $0.10 per share. The Company recorded $84,000 of compensation expense related to this transaction.

Effective as of January 8th, 2004, pursuant to an Investment Banking Agreement with Thornhill Group, Inc., the Company issued a warrant to Thornhill Group to purchase up to 200,000 shares of common stock at an exercise price of $.10 per share. The Company recorded compensation expense of $324,400 related to these warrants.

Effective May 20, 2004 the Company issued 100,000 options with an exercise price of $0.57 to Karl Gruns, as compensation for his services as director, including his Audit Committee services. Mr. Gruns will also receive an additional 50,000 options to be granted on each date he is re-elected to the Board of Directors.

Effective May 18th, 2004, in consideration for services to EnerStruct, Inc. the Company awarded options to purchase 150,000 shares of common stock at an exercise price of $0.50 per share to Mr. Tatsuo Shimizu, for his services as Chief Technical Officer of Enerstruct, and 150,000 shares of common stock at an exercise price of $0.50 share to Mr. Zenzo Hashimoto, for his services as Chief Research Officer of EnerStruct, Inc.

During the six months ended June 30, 2004 options to purchase 3,965,000 shares of common stock were granted under the Company’s 2002 Stock Option Plan, no options were terminated, and 371,363 options were exercised.

During the six months ended June 30, 2004, the Company recorded $728,000 compensation expense for all stock and option related transactions.

Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Net Sales. Our net sales for the three-month and six-month periods ended June 30, 2004, were $11,000 and $42,000 respectively. These sales were made pursuant to a Small Business Innovative Research contract with the United States Missile Defense Agency. We recorded no sales from continuing operations during the same periods in 2003.

Manufacturing Pre-production Costs. During the three month period ended June 30, 2004, we began preparing our battery manufacturing plant to begin production, in addition to continuing our research and development activities. A significant portion of resources previously devoted to battery research and development and selling, general and administrative expenses were reallocated to implementing a new manufacturing infrastructure, including new personnel, policies and procedures.

Research and Development Expenses (“R&D”). R&D for the three month and six month periods ended June 30, 2004 increased by 48.2% to $667,000 and by 53.3% to $1,177,000, respectively, when compared to the same periods in 2003. These increases were due primarily to: increases in salaries, benefits and outside services related to our fuel cell segment and our recently formed nanotechnology subsidiary.

Selling, General and Administrative Expenses (“SG&A”). SG&A for the three month and six month periods ended June 30, 2004 increased by 105.3% to $1,706,000 and 156.8% to $4,166,000, respectively, when compared to the same periods in 2003. These increases in SG&A were due primarily to increases in: salaries, wages and benefits; professional fees; and, investor relations expenses. Expenses for rents, insurance, and general administrative expenses also increased.

Liquidity and Capital Resources

        As of December 31, 2003 we had a working capital deficit of $7.4 million. During the six months ended June 30, 2004, our working capital increased by $12.7 million, resulting in positive working capital of $5.3 million as of June 30, 2004. This increase in working capital was primarily due to an increase in cash and a decrease in current debt and liabilities, as a result of the sale and partial use of proceeds to repay debt, in January 2004, of $20.0 million in aggregate principal amount of our 5% senior secured convertible debentures due 2009 and the purchase by ITOCHU Corporation in January, 2004 of 1,500,000 shares of our common stock for net proceeds of $1,050,000 (See Note 9 of the “Notes to Condensed Consolidated Financial Statements” for an explanation of the accounting treatment of the debenture financing).

        During the six month period ended June 30, 2004, we expended $638,000 for capital equipment, of which: $234,000 was for manufacturing equipment for our battery manufacturing plant; $111,000 was for administrative equipment, primarily computing equipment; $120,000 was for research and development equipment; and $173,000 was for a vehicle.

        We will require additional capital to support the activities of Ener1 Battery Company through June 30, 2005 (including the operations of its Battery and Fuel Cell segments). Funds will also be required for operations of our new subsidiary, NanoEner, Inc., which was formed in April 2004 to develop and market nanotechnologies, nanomaterials and nano-manufacturing methodologies. We intend to seek additional financing by the first quarter of 2005, which may take the form of equity or debt. We cannot assure you that any such required capital will be available on terms acceptable to us, if at all.

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

Consolidation of 49% Subsidiary (EnerLook Solutions Inc.)

When formed in February 2002, EnerLook was a 51% subsidiary of Ener1. In early 2003, EnerLook issued (i) 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and (ii) 125,000 shares of common stock to an EnerLook employee, reducing Ener1’s ownership to approximately 49%. Ener1 Group owns approximately 42% of the outstanding common stock of EnerLook. Since EnerLook was formed, Ener1 has consolidated EnerLook’s results of operations and its balance sheet as part of Ener1’s consolidated financial statements. Ownership of a subsidiary below 51% is typically recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with a parent company owning less than 51% of the subsidiary, as it is presumed that the parent company does not control the subsidiary. Ener1 has elected to continue consolidating this subsidiary as part of its financial statements because Ener1 and Ener1 Group are related parties that exercise substantial control over the activities of EnerLook and own an aggregate of approximately 91% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to approximately 49% does not materially reduce the control Ener1 exercises over EnerLook’s operations.

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

Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations, and on that date management conveyed operating control of this segment to TVR, a third party. On June 15, 2004, TVR notified EnerLook of TVR’s intent to exercise TVR’s option to purchase substantially all of the assets of EnerLook in exchange for 5% of the membership interests in TVR Communications, LLC (a limited liability company formed by TVR to hold all of TVR’s and EnerLook’s assets). EnerLook, the Company, Ener1 Group and TVR have entered into an Asset Purchase Agreement, for which the closing is scheduled in August, 2004 (subject to satisfaction of certain conditions).

Item 3. – Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

      Item 1. – Legal Proceedings

We receive communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.

We were named as a co-defendant in an action brought in the United States District Court for the District of Massachusetts on September 24, 1999 by NEC Technologies, Inc. (“NEC”). The suit alleges that we supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. (“Ring Zero”).

NEC was subsequently sued for patent infringement by PhoneTel Communications, Inc. (“PhoneTel”), allegedly as a result of NEC’s combination of modem hardware and software supplied by the vendors of its personal computer products. NEC alleges that we and Ring Zero are obligated to indemnify NEC for $327,000, representing NEC’s costs of defense and settlement of the PhoneTel suit. This action was dismissed without prejudice on April 25, 2000; however, the reason for the dismissal was procedural. While it is possible that NEC might attempt to refile this action in an appropriate jurisdiction in the future, NEC has not taken any such action against us to date. We cannot predict at this time whether any future claim brought by NEC would have a material adverse effect on our operating results, financial condition, or cash flows.

We and our Boca Global, Inc. subsidiary (“Boca Global”) were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway personal computers. Gateway’s complaint against us and Boca Global alleged that either or both of us and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway sought indemnification for payment in the amount of approximately $5 million, which it claims to have paid to settle patent infringement litigation brought by PhoneTel with respect to FaxWorks. In addition to us and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to us. On March 20, 2004, the Court dismissed, without prejudice, the action against Boca Global and the other co-defendant, for Gateway's failure to prosecute. Gateway subsequently refiled its complaint against Boca Global and us and, in addition to the claims described above, alleged in the alternative that we were in breach of a settlement agreement under which we had agreed to pay Gateway $50,000, only $5,000 of which had been paid. On May 13, 2004, we and Gateway settled all claims against us and Boca Global for payment of $45,000 by us to Gateway.

Item 6. – Exhibits and Reports on Form 8-K

   (a)    Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated February 12, 1993, incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated March 11, 2002, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2001.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 21, 2002, incorporated by reference to Exhibit 3.1 of our current report on Form 8-K dated October 28, 2002.

3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of our Registration Statement on Form SB-2 filed with the Securities and the Exchange Commission on February 13, 2004 (SEC File No. 333-112837).

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 21, 2004.

4.3	Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 21, 2004.

10.1	Agreement and Plan of Merger, dated as of June 9, 2004 by and among Ener1, Inc., Ener1 Acquisition Corp. and Splinex Technology Inc. incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 filed by Splinex Technology Inc. on June 24, 2004.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b)    Reports on Form 8-K

Current Report on Form 8-K dated June 24, 2004, Items 5 and 7, reporting the execution of a Merger Agreement among Ener1, Inc., Ener1 Acquisition Corp., and Splinex Technology, Inc., and the related filing by Splinex Technology, Inc. of a registration statement on Form S-1.

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 13, 2004 Dated: August 13, 2004	ENER1, INC.

By: /s/ Kevin Fitzgerald
         Kevin Fitzgerald
         Chief Executive Officer
         (Principal Executive Officer)

By: /s/ Randall N. Paulfus
         Randall N. Paulfus
         Chief Financial Officer
(Principal Financial and Accounting Officer)