Form 10QSB
period 2004-09-30
ENER1 INC
filed 2004-11-15
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2004

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
          Yes X No___

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, par value $.01 per share	Outstanding as of November 12, 2004 347,455,751

Transitional Small Business Format (check one): Yes [  ] No [X]

-*-

ENER1, INC. AND SUBSIDIARIES
Form 10-QSB for the Quarter Ended September 30, 2004

INDEX

		Page
Part I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet (unaudited) as of September 30, 2004	1

	Condensed Consolidated Statements of Operations (unaudited)
	for the three and nine months ended September 30, 2004 and 2003	2

	Condensed Consolidated Statements of Cash Flows (unaudited)
	for the nine months ended September 30, 2004 and 2003	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Controls and Procedures	22

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 6.	Exhibits and Reports on Form 8-K	23

	Signatures	24

Part I. FINANCIAL INFORMATION

         Item 1. – Financial Statements

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share and debt data)

September 30, 2004
ASSETS
Current assets
Cash and equivalents	$3,626
Prepaid expenses and other current assets	272
Assets held for disposal (Note 3)	2
Due from related parties	61

Total current assets	3,961
Property and Equipment, net	23,311
Investment in EnerStruct (Note 10)	1,350
Other Assets (Note 11)	280

Total assets	$28,902

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$661
Accrued expenses and other current liabilities (Note 6)	927
Liabilities related to assets held for disposal (Note 3)	307
Current portion of bank installment loan (Note 8)	22

Total current liabilities	1,917

Long-term liabilities
Installment loan payable to bank (Note 8)	97
$19,700,000 senior secured 5% convertible debenture, net
of discount attributable to debt issue costs, warrants,
and beneficial conversion features of $19,700,000 (Note 9)	--

Total liabilities	2,014
Commitments and contingencies (Note 12)	--
Stockholders' equity
Preferred stock, par value $.01 per share, 5,000,000
shares authorized, none issued and outstanding	--
Common stock, par value $.01 per share, 500,000,000
shares authorized, 347,455,751 issued and outstanding	3,474
Additional paid-in capital	93,389
Accumulated deficit	(69,975)

Total stockholders' equity	26,888

Total liabilities and stockholders' equity	$28,902

        See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	$--	$--	$41	$--
Cost of goods sold	--	--	10	--

Gross profit	--	--	31	--
Operating expenses:
Manufacturing pre-production costs	532	--	1,048	--
Research and development	576	379	1,753	1,147
Selling, general and administrative	1,530	5,596	3,152	1,430
Interest Expense	666	196	1,143	720

Total operating expenses	3,204	2,105	9,540	5,019

Loss from operations	(3,204)	(2,105)	(9,509)	(5,019)
Other income (expense), net	77	28	150	33
Equity in loss on investment in
EnerStruct (Note 10)	(139)	(79)	(426)	(79)

Loss from continuing operations	(3,266)	(2,156)	(9,785)	(5,065)
Loss from discontinued operations(Note 3)	(5)	(340)	(7)	(520)

Net Loss	$(3,271)	$(2,496)	$(9,792)	$(5,585)

Loss per share from continuing operations (basic
and diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Loss per share from discontinued operations (basic	$--	$--	$--	$--
and diluted)
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares Outstanding	347,276	325,201	346,966	313,740

        See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2004	2003
Cash provided by (used in):
Operating activities:
Net loss	$(9,792)	$(5,585)
Depreciation and amortization	172	98
Amortization of Discount of 5% Sr. Secured Debenture (Note 9)	300
Equity from loss in investment in EnerStruct (Note 10)	426	79
Changes in assets and liabilities	(1,324)	(179)
Changes in assets and liabilities held for disposal (Note 3)	(5)	690
Compensation expense for stock and stock options issued for services	925	703

Net cash used in operating activities	(9,148)	(4,194)
Investing activities:
Capital expenditures	(1,322)	(518)
Minority interest in net proceeds from issuance of common stock
of subsidiary	--	127
Investment in Splinex	(150)	--
Investment in Enerstuct	--	(2,003)

Net cash used in investing activities	(1,472)	(2,394)

Financing activities:
Repayment of related party notes	(1,041)	--
Repayment of short term note payable	--	(595)
Repayment of guaranteed related party debt (note 8)	(2,200)	--
Repayment of mortgage note payable (note 8)	(704)	(20)
Repayment of bank loan (Note 8)	(1,600)	--
Repayment of bank installment loan (Note 8)	(8)	--
Proceeds from advances from stockholder	--	3,394
Proceeds from exercised employee stock options	22	21
Proceeds from sale of common stock		3,500
Proceeds from exercise of warrants (Note 8)	1,050
Proceeds from issuance of 5% senior secured
convertible debentures net of costs (note 9)	18,527	--
Proceeds from minority investment in subsidiary	--	123

Net cash provided by financing activities	14,046	6,423

Net increase (decrease) in cash and equivalents	3,426	(165)
Cash and equivalents, balance at January 1	200	205

Cash and equivalents, balance at September 30	$3,626	$40

        See notes to condensed consolidated financial statements

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The audited financial statements at December 31, 2003, which are included in the Company’s Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999 through September 30, 2004, and has an accumulated deficit of $70 million as of September 30, 2004. It is likely that the Company’s operations will continue to incur negative cash flows through September 30, 2005. In addition, should the company not be able to meet the terms of the Senior Secured Convertible Debentures (see note 9), $19,700,000 would become immediately due. Additional financing will be required to fund the Company’s planned operations through September 30, 2005, and the Company intends to seek additional debt or equity financing as required. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Nature of Business

Ener1‘s primary lines of business consist of development and marketing of advanced lithium batteries and certain battery components such as electrodes, fuel cells, fuel cell systems and components and nanotechnology-related manufacturing processes and materials. The Company’s current business line focus is the result of changes over the past several years arising from new investments in the Company, changes in research and development activities and acquisition of a battery business from its majority shareholder in 2002.

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

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and as a result of subsequent transactions, owned, along with its affiliates, approximately 88% of the outstanding common stock of the Company at September 30, 2004. Ener1 Group is a privately held company in Ft. Lauderdale, Florida that provides financial and management resources to its portfolio of incubator technology companies.

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

Concurrent with the acquisition of the Battery Company in 2002, the Company began to transition its business away from the set-top box and engineering services businesses of its Digital Media Technologies Division and EnerLook and focus instead on the businesses of the Battery Company. In addition, the Company began developing fuel cells and systems and components for fuel cells, and the fuel cell operations of the Company have continued to expand through 2004.

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

The Company formed NanoEner, Inc. (“NanoEner”) on April 2, 2004 to develop new markets and applications for Ener1‘s proprietary technologies to manufacture nanomaterials. Ener1 currently uses its nanomaterials manufacturing technologies in the development of nanomaterials for lithium batteries and other high-energy storage devices.

The Company and Delphi Corporation formed a new company called EnerDel, Inc. The Company received 80.5% of EnerDel’s common stock in consideration for the contribution of the following assets: (i) $15,000,000 in cash; (ii) certain rights to the Company’s lithium battery manufacturing-related equipment; and (iii) certain rights to the battery-related intellectual property portfolios of Ener1 Battery and Ener1 Ukraine. Delphi contributed their lithium battery-related manufacturing equipment and their lithium battery-related patent portfolio to EnerDel, in consideration for which they received (i) 19.5% of EnerDel’s common stock, (ii) 8,000 shares of EnerDel’s 8.25% Series A Preferred Stock with an aggregate liquidation value of $8,000,000 (the “Series A Preferred Stock”), (iii) immediately exercisable warrants with a ten year term to purchase up to 1,750,000 shares of common stock of the Company for $0.70 per share, and (iv) immediately exercisable warrants with a ten year term to purchase up to 5,250,000 shares of common stock of the Company for $1.00 per share. The Series A Preferred Stock is exchangeable, at any time prior to January 31, 2005, at the option of the holder, into up to 6,956,521 shares of the common stock of the Company, based on an exchange rate of 869.5652 shares of the Company’s common stock for each share of Series A Preferred Stock. The Series A Preferred Stock is subject to redemption by EnerDel upon certain circumstances.
The Company formed a new subsidiary, EnerFuel, Inc., on October 29, 2004. In the future, all of the Company’s fuel cell related operations will be conducted through EnerFuel.

Discontinued Operations and Sale of Assets of EnerLook

On December 15, 2003, the Company, EnerLook, Ener1 Group and T.& V. Rental Co., Inc. (“TVR”) entered into an arrangement pursuant to which (1) TVR agreed to manage EnerLook’s business for up to six months in return for any profits earned by EnerLook, (2) EnerLook was granted the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR’s outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company’s stock held by Ener1 Group; and (3) TVR was granted the option to acquire substantially all of the assets of EnerLook in exchange for 5% of a limited liability company that would own all the respective assets of TVR and EnerLook, such option to become exercisable if EnerLook did not exercise the option described in clause (2) above. EnerLook did not exercise the option described in clause (2) and on June 15, 2004, TVR notified EnerLook of TVR’s intent to exercise its option to acquire substantially all of the assets of EnerLook, and the EnerLook employees became employees of TVR Communications, LLC, a limited liability company formed by TVR to hold all of TVR’s and EnerLook’s assets. The Company, EnerLook, Ener1 Group and TVR Communications, LLC entered into an Asset Purchase Agreement dated as of June 30, 2004, providing for the sale of substantially all of EnerLook’s assets to TVR Communications, LLC, in exchange for a 5% membership interest in TVR Communications, LLC. The asset sale is expected to close in November, 2004, subject to satisfaction of certain conditions.

TVR paid EnerLook approximately $550,000 to fund EnerLook’s operations from December 15, 2003 through June 15, 2004.

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

4.     SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries: the Battery Company, NanoEner, Ener1 Ukraine; Technologies, EnerNow Technologies, Inc. Boca Research International, Inc., Boca Research Holland B.V., Boca Research (UK) Limited, Boca Research International Holdings Ltd., Boca Global, Inc. and AppsCom, Inc. It also includes the operations of EnerLook as discontinued operations. Intercompany accounts and transactions have been eliminated in consolidation. The Battery Company, NanoEner and Ener1 Ukraine have ongoing operations; however the Battery Company operations are limited as of October 20, 2004 to holding real estate and equipment assets, the use of which is made available to EnerDel under certain agreements. The Company’s new subsidiary, EnerFuel, Inc. will operate the Company’s fuel cell business going forward. Ener1 Technologies has also conducted operations, but is not currently active.

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

Investment in EnerStruct: The Company’s 49% investment in EnerStruct is accounted for using the equity method (Note 10).

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

Loss per share: Basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted loss per share is computed by dividing loss available to common shareholders by the sum of the weighted average number of common shares outstanding for the period plus common shares issuable under common stock equivalents (all related to outstanding stock options, warrants and convertible debt) unless consideration of such common share equivalents would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share, as their effect would have been anti-dilutive for the periods ended September 30, 2004 and 2003.

Stock compensation: Options granted to employees under the Company’s stock option plans are accounted for using the intrinsic method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines the fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost has been recognized for the stock options plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all option awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the periods ended September 30, 2004 and 2003:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(in thousands)
Net Loss as Reported	$(3,271)	$(2,496)	$(9,792)	$(5,585)
Plus:
Compensation recorded for stock
options issued & variable options	197	199	517	199
Less:
Pro forma stock based employee
compensation, net of tax	(798)	(80)	(1,685)	(195)

	$(4,022)	$(2,377)	$(11,110)	$(5,581)

Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Basic and diluted, pro forma	$(0.01)	$(0.01)	$(0.03)	$(0.02)

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

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(in thousands)
Sales
Discontinued operations	$--	$356	$--	$1,342
Battery	--	--	41	--

Net sales	$--	$356	$41	$1,342
Net Loss
Discontinued operations	$(5)	$(340)	$(7)	$(520)

Corporate	(2,156)	(1032)	(6,781)	(2165)
Battery	(828)	(1084)	(2,092)	(2758)
Ener1 Technologies	(40)	(13)	(142)	(3)
Fuel cell	(197)	--	(739)	--
Nanotechnology	(82)	--	(160)	--

Net Loss	$(3,271)	$(2,496)	$(9,792)	$(5,585)

Assets
Discontinued operations			$2	$2,229
Corporate			5,687	2,104
Battery			22,530	22,297
Ener1 Technologies			10	10
Fuel cell			305	--
Nanotechnology			68	--

Total Assets			$28 ,902	$26,640

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

Also at December 31, 2003, the Battery Company was indebted under two loan agreements with Saint Petersburg Joint Stock Bank Tavricheskiy, in the amounts of $1,200,000 and $400,000, respectively. The obligations under the $1,200,000 note were collateralized by a pledge of a patent owned by Ener1 Ukraine, which is a 100% subsidiary of Ener1 Battery. The $400,000 note was unsecured. The combined principal balances on both notes as of December 31, 2003 totaled $1,600,000.

The majority of the Company’s equipment had certain liens against it as of December 31, 2003, as described below. As of December 31, 2003, Ener1 s.r.l., an Italian company related to the Company by common ownership (“the Italian Company”), had a loan outstanding to Meliorbanca Gallo S.p.A.(“the Italian Bank”) in the amount of EURO 1,877,685. Ener1, Ener1 Group, the Battery Company and two individuals who were directors of all three companies, were guarantors of this loan. The Italian Company’s obligations to the Italian Bank in the amount of EURO 5,000,000 were collateralized by a pledge of specified battery production equipment of the Battery Company, which had been transferred from the Italian Company to the Battery Company in a series of transactions prior to the Company’s acquisition of the Battery Company. The U.S. dollar value of this collateral was approximately $6,200,000 at December 31, 2003.

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

9.     5% SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due 2009. The Company’s obligations under the debentures are secured by the land and building owned by the Battery Company, as well as by certain battery production equipment owned by the Battery Company. The debentures are convertible into common stock of Ener1 at an initial conversion price of $1.25 per share. As part of the transaction, the Company issued warrants with a ten-year term to purchase a total of 16,000,000 common shares at an initial price of $2.51 per share. Proceeds from the sale were used to pay expenses of the sale and repay debt, including $1,040,817 owed to related parties. Direct costs associated with the debentures of approximately $1,473,000, including $1,200,000 of investment banking fees, were incurred.

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

In applying the provisions of the above pronouncements, the Company has recorded a discount on the convertible debentures in the amount of $20,000,000. This discount is being accreted to interest expense using the interest method over the life of the debentures (five years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Total interest expense on the debentures for the three and nine months ended September 30, 2004 was $356,697 and $817,909 respectively. Interest expense recorded related to the accretion of the discount for the three and nine months ended September 30, 2004 was $300,000. The discount on the convertible debentures as of September 30, 2004 was $19,700,000, after early conversion of $300,000 of debentures.

Interest expense related to the accretion of the discount for the calendar years ending after December 31, 2003 is expected to be as follows and would be accelerated upon early conversion or default of the instrument:

Year ended December 31, 2004	$300,000	(Actual)
Year ended December 31, 2005	$0
Year ended December 31, 2006	$0
Year ended December 31, 2007	$0
Year ended December 31, 2008	$0
Year ended December 31, 2009	$19,700,000

Subject to the conditions and limitations specifically provided in the Securities Purchase Agreement under which the debentures were sold, the holders of the debentures have the right to convert, at any time and from time to time after the issue date, all or any part of the outstanding and unpaid principal amount of the debentures into shares of the common stock of the Company. During the three months ended September 30, 2004, $300,000 in principal amount of the debentures was converted into common stock of the Company at the conversion price of $1.25 per share in accordance with the terms and conditions of the debenture. The discount associated with the conversion of $300,000 of principal was $300,000 and was recognized as interest expense in accordance with generally accepted accounting principles.

Under the terms of the debentures interest is due quarterly. The interest rate was to remain at 5% if the Company achieved certain milestones set forth in the debentures by July 19, 2004. The Company did not achieve these milestones and, as a result, the interest rate charged on the debentures was increased to 7.5%, effective July 19, 2004. . If the Company does not achieve certain milestones by January 21, 2005, the interest rate increases to 15%.

Notwithstanding the financial statement presentation required by the above pronouncements, the Company remains legally obligated to repay the aggregate principal amount of the outstanding debentures plus all accrued interest thereon at the rate(s) set forth in the debentures. As of September 30, 2004, $19,700,000 in aggregate principal amount of the debentures was outstanding. The principal amount of any debentures that are converted to common stock of the Company pursuant to the terms of the debentures shall not be deemed outstanding immediately following such conversion.

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

Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for a 49% ownership interest in EnerStruct. ITOCHU owns the remaining 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At September 30, 2004, the Company’s original investment in EnerStruct was reduced by approximately $654,000, which represents the Company’s share of EnerStruct’s losses through that date.

In connection with the foregoing activities, the Company and the Battery Company have entered into a license agreement with ITOCHU and EnerStruct and agreed to provide EnerStruct with an exclusive license (for Japan only) subsequently converted to non-exclusive to use the technologies covered by two of the Battery Company’s pending patent applications. ITOCHU has also licensed to EnerStruct, on an exclusive basis, several of its patents relating to its lithium battery technologies.

Summarized financial information for EnerStruct is as follows as of September 30, 2004, and for the period from inception through September 30, 2004:

Cash	$1,673,000
Total assets	$2,014,000
Total liabilities	$21,000
Net loss	$(1,334,000)

11.     RELATED PARTY TRANSACTIONS:

During the nine months ended September 30, 2003, the Company leased a portion of its office facilities from Ener1 Group. The Company also shared common facilities, personnel and other resources with Ener1 Group. Allocation of expenses has been made between these parties utilizing systematic methods. The net expense allocated to the Company for the three and nine months ended September 30, 2003, aggregated approximately $86,062 and $491,158. During the nine and three months ended September 30, 2003 allocations and advances (including the allocations of expenses above) aggregated approximately $3,394,000 and $586,000, respectively, of which approximately $909,000 was converted to capital in 2003. There was no expense allocated to the Company for shared resources during the nine months ended September 30, 2004 as the Company leased its own office space in January 2004 and no longer shares personnel and other resources with Ener1 Group.

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed the Company for the actual cost of these services and employees. During the three and nine months ended September 30, 2004, Ener1 Group and its subsidiaries billed the Company $49,697 and $102,697 respectively and the Company billed Ener1 Group and its subsidiaries $77,451 and $165,452 respectively, in each case for services and employees of the other party. As of September 30, 2004, the net balance due to the Company from Ener1 Group and its subsidiaries was $62,754.

The Company, its wholly owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) have entered into an Agreement and plan of merger dated as of June 9, 2004, and amended as of October 13, 2004, providing for the merger of Acquisition with and into Splinex. Upon closing, the Company will receive 5,000,000 shares of Splinex common stock, which will represent 5% of the outstanding shares of Splinex common stock, and, in accordance with the Agreement and plan of Merger, will declare a dividend to distribute these shares to the Company’s shareholders. Closing of the merger is subject to the satisfaction of certain conditions, including, among others, the effectiveness of the registration statement on Form S-1 filed on June 24, 2004 by Splinex with the Securities and Exchange Commission to register the dividend by the Company of the shares of Splinex common stock to be issued in the merger.

In accordance with the First Amendment to the Agreement And Plan Of Merger, the Company agreed to pay up to $150,000 of expenses incurred in connection with the Registration Statement filed by Splinex to register the dividend by the Compnay of the shares of Splinex common stock issued in the merger. These amounts are included in other assets.

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

Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 75% of the outstanding common stock of Ener1 Group, Inc., which owns approximately 88% of the outstanding common stock of the Company. Novak and Zoi also beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC, which currently holds all of the outstanding common stock of Splinex and will hold 95% of the outstanding common stock of Splinex following the merger. The remaining membership interests of Splinex, LLC are held by Mikhail Zingarevich (a director of Splinex and the brother of Boris Zingarevich, a 25% shareholder of Ener1 Group), who beneficially owns 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC and Alexander Malovik, who beneficially owns 50% of the voting membership interests (and 49% of the economic membership interests) of Splinex, LLC.

Two of the Company’s directors, Kevin P. Fitzgerald and Peter Novak, are also directors of Splinex. Dr. Novak was also the President of Splinex from its inception February 7, 2004 to August 31, 2004.

12.     COMMITMENTS AND CONTINGENCIES

Litigation

The Company receives communications from time to time alleging various claims against the Company and its subsidiaries. These claims include, but are not limited to, allegations that certain of the Company’s products infringe the proprietary rights of other third parties. The Company cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.

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

The Company and its Boca Global, Inc. subsidiary (“Boca Global”) were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway personal computers. Gateway’s complaint against the Company and Boca Global alleged that either or both of the Company and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway sought indemnification for payment in the amount of approximately $5 million, which it claims to have paid to settle patent infringement litigation brought by PhoneTel. In addition to the Company and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to the Company. On March 20, 2004, the Court dismissed, without prejudice, the action against Boca Global and the other co-defendant, for failure of Gateway to prosecute. Gateway subsequently refiled its complaint against Boca Global and the Company and, in addition to the claims described above, alleged in the alternative that the Company was in breach of a settlement agreement under which the Company had purportedly agreed to pay Gateway $50,000, only $5,000 of which had been paid. On May 13, 2004, the Company and Gateway settled all claims against the Company and Boca Global for payment of $45,000 by the Company to Gateway.

Lease Commitments

In January 2004, the Company entered into a six-year operating lease for office facilities. The lease requires the Company to pay monthly rent of approximately $9,000 in the first year, increasing to approximately $14,000 in the sixth year, plus the Company’s proportionate share of operating costs.

In June 2004, the Company entered into a twelve-month operating lease for office facilities for the Nanotechnology division. The lease requires twelve equal monthly lease payments of approximately $1,860.

Other Commitments

The Battery Company has entered into a Cooperative Research and Development Agreement (“CRADA”) with Battelle, as the operator of Pacific Northwest National Laboratories under a contract with the U.S. Department of Energy, for research and development work involving lithium batteries. The CRADA requires the Battery Company to spend a total of $399,000 for each year of the agreement, which could have a term of up to two years, which is in the form of in-kind contributions.

13. STOCK AND OPTION ISSUANCES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2004

In January 2004, ITOCHU exercised its options to purchase 1,500,000 shares of the Company’s common stock for $1,050,000. On January 25th, 2004, an unexercised option to purchase 10,961,861 shares of the Company’s common stock expired. During the period from January 25, 2004 through January 31, 2005, ITOCHU has the option to purchase up to 9,346,396 shares of common stock for $4.00 per share.

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

Effective May 20, 2004, the Company issued options to purchase 100,000 shares of Common Stock with an exercise price of $0.57 per share to Karl Gruns, as compensation for his services as director, including his services as the sole member of the Audit Committee of the board of directors. Mr. Gruns will also receive options to purchase an additional 50,000 shares of Common Stock to be granted for each year in which he remains on the Board of Directors.

Effective May 18th, 2004, in consideration for services rendered to Enerstruct, Inc. the Company awarded options to purchase 150,000 shares of common stock at an exercise price of $0.50 per share to Mr. Tatsuo Shimizu, for his services as Chief Technical Officer of Enerstruct, and 150,000 shares of common stock at an exercise price of $0.50 per share to Mr. Zenzo Hashimoto, for his services as Chief Research Officer of Enerstruct, Inc.

During the nine months ended September 30, 2004, options to purchase a total of 3,965,000 shares of common stock were granted under the Company’s 2002 Stock Option Plan, no options were terminated or expired, and options to purchase 407,000 options were exercised.

During the Quarter ended September 30, 2004, $300,000 of the Senior Secured Convertible Debentures was converted into 240,000 shares of common stock.

During the nine months ended Septermber 30, 2004, the Company recorded $925,000 of compensation expense for all stock and stock option related transactions.

14. SUBSEQUENT EVENTS

On October 26, 2004, the Company combined its lithium battery assets with those of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) into a newly organized Delaware corporation, EnerDel, Inc. (“EnerDel”). The Company completed the transactions pursuant to, among other documents, a Formation, Subscription and Stockholders’ Agreement (the “Formation Agreement”) by and between the Company and Delphi, dated as of October 20, 2004. Pursuant to the Formation Agreement, the Company received 80.5% of EnerDel’s issued and outstanding shares of common stock in consideration for the contribution by the Company and its subsidiaries of the following assets to EnerDel:

o	$15 million in cash;

o	the right to use certain lithium battery manufacturing-related equipment in Ener1 Battery Company’s Ft. Lauderdale manufacturing facility, along with a nominally-priced purchase option for such equipment, which option is exercisable only upon termination of the security interest granted in favor of the holders of the Debentures;

o	Ener1 Battery’s battery-related intellectual property portfolio, which is licensed Ener1 for non-lithium battery uses under an exclusive, perpetual and royalty-free license; and

o	Ener1 Ukraine’s battery-related intellectual property portfolio, which is licensed to Ener1 for non-lithium battery uses under an exclusive, perpetual and royalty-free license.

In addition, Ener1 Battery agreed to make available to EnerDel space in Ener1 Battery’s building in Fort Lauderdale containing Ener1 Battery's above-described battery manufacturing-related equipment. Ener1 also caused to be licensed to EnerDel certain vapor deposition technology for lithium battery use.

Pursuant to the Formation Agreement, Delphi received:

o	19.5% of EnerDel's issued and outstanding shares of common stock;

o	8,000 shares of EnerDel’s 8.25% Series A Preferred Stock with an aggregate liquidation value of $8 million (the “Series A Preferred Stock”);

o	immediately exercisable warrants with a ten year term to purchase up to 1.75 million shares of the Company's common stock for $0.70 per share; and

o	immediately exercisable warrants with a ten year term to purchase up to 5.25 million shares of the Company's common stock for $1.00 per share.

The EnerDel Series A Preferred Stock is exchangeable, at any time prior to January 31, 2005, at the option of the holder, into up to 6,956,521 shares of Ener1 common stock, based on an exchange rate of 869.5652 shares of our common stock for each share of EnerDel Series A Preferred Stock. The EnerDel Series A Preferred Stock must be redeemed by EnerDel for cash, at the liquidation value plus accrued and unpaid dividends upon certain circumstances (including the completion of an initial public offering of EnerDel’s common stock). If the EnerDel Series A Preferred Stock is not redeemed within four (4) years after issuance, then at the holder’s option, it must be redeemed by EnerDel at the liquidation value plus accrued and unpaid dividends in exchange for cash, an EnerDel promissory note, or a combination of both, at EnerDel’s option, such note to be payable in four equal quarterly installments and bearing interest at 8.25% per annum.

In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related manufacturing equipment and its lithium battery-related patent portfolio, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contain lithium battery operations.

Pursuant to the Registration Rights Agreement dated as of October 20, 2004 by and between the Company and Delphi Automotive, the EnerDel shares of common stock issued in the transaction and the shares of its common stock issuable upon exercise of the EnerDel warrants are subject to demand, piggyback and other registration rights. In addition, pursuant to the Formation Agreement, the Company and Delphi have agreed to provide one another with certain tag-along rights and rights of first refusal in the event either party desires to sell any of its respective EnerDel securities received in the transaction.

In order to finance its contribution of $15 million in cash to EnerDel, the Company entered into a Subscription Agreement as of October 15, 2004, with Cofis Compagnie Fiduciaire S.A., a Swiss trust company (“Cofis”). The securities issued pursuant to the Subscription Agreement are beneficially owned by an affiliate of Ener1 Group, Inc., the Company’s majority shareholder.

As further described in a Current Report on Form 8-K filed with the SEC on October 21, 2004, pursuant to the Subscription Agreement, the Company issued the following securities to Cofis in exchange for an aggregate purchase price of $15 million in cash:

o	150,000 shares of Series B 7% Convertible Preferred Stock, par value $0.01 per share (the "Series B Preferred");

o	a warrant to purchase 4,166,666 shares of common stock at an exercise price of $1.25 per share; and

o	a warrant to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share.

The Series B Preferred has a liquidation preference of $100.00 per share. Dividends accrue on each share of Series B Preferred at the annual rate of seven percent of the liquidation value and are payable semi-annually, beginning November 1, 2005. Dividends are payable in the form of additional shares of Series B Preferred for the first two years following issuance of the Series B Preferred and in cash thereafter.

If the Company files a registration statement with the SEC to register an offering of Common Stock, the holder of the Series B Preferred shall have the right to convert that number of shares of Series B Preferred equal to up to 50% of the then-unredeemed aggregate liquidation value of said Series B Preferred into Common Stock in order to include such Common Stock in the registration statement. The conversion ratio shall be established by dividing the liquidation value per share of Series B Preferred by the price established for the Common Stock in the offering. These rights to convert the Series B Preferred and to include the Common Stock issued upon conversion in the registration statement are subject to the discretion of the underwriters for the offering.

The Series B Preferred is redeemable by the Company at any time in part or whole at 100% of the liquidation value, plus accrued and unpaid dividends. Any such redemption at Ener1‘s option would only be effected with consent of Debenture holders pursuant to the terms of the documents related to the Debentures. The Series B Preferred is redeemable at the option of the holder once none of the Debentures are outstanding.

Each of the warrants has a term of ten years and may be exercised in whole or in part at any time prior to the expiration of the warrants. The exercise price must be paid in cash. The holder of the warrants may not transfer the warrants without Ener1‘s consent.

Also effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group, Inc., its majority shareholder, under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred at a purchase price of $100.00 per share (or an aggregate purchase price of $3 million), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share.

If the Company requires Ener1 Group to purchase all of the Series B Preferred and warrants pursuant to this agreement, it will pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased specifically by Ener1 Group, in return for Ener1 Group’s assistance in arranging the sales of Series B Preferred.

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

        On October 18, 2004, in exchange for $15 million, we issued 150,000 shares of our Series B 7% Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred”), warrants to purchase up to 4,166,666 shares of our common stock at $1.25 per share and warrants to purchase up to 4,166,666 shares of our common stock at $1.50 per share to a Swiss trust company that holds the securities for the benefit of an affiliate of Ener1 Group, our majority shareholder. The terms of these securities are described in our Current Report on Form 8-K filed on October 21, 2004. We used the proceeds of $15 million from the issuance of the Series B Preferred and warrants to purchase 80.5% of the outstanding common stock of EnerDel, Inc., as more fully described below and in Note 14 (Subsequent Events) to the Financial Statements.

        Ener1 Group has agreed to purchase, at our request, at an aggregate purchase price of $3 million, up to 30,000 shares of Series B Preferred Stock, warrants to purchase up to 833,334 shares of our common stock at $1.25 per share and warrants to purchase up to 833,334 shares of our common stock at $1.50 per share. If we require Ener1 Group to purchase these securities, we will pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased in exchange for Ener1 Group’s assistance in arranging the sales of Series B Preferred.

        On October 20, 2004, we combined certain of our lithium battery assets with those of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) into a newly organized Delaware corporation, EnerDel, Inc. (“EnerDel”). We received 80.5% of EnerDel’s issued and outstanding shares of common stock and Delphi received 19.5%. We contributed $15 million in cash to EnerDel to use as working capital. We also issued warrants to Delphi to purchase up to 1,750,000 shares of our common stock at $0.70 per share and up to 5,250,000 shares of our common stock at $1.00 per share. The EnerDel formation transaction is more fully described in our Current Report on form 8-K filed on October 27, 2004.

Results of Operations

Net Sales. Our net sales for the three-month and nine-month periods ended September 30, 2004, were $0 and $41,000 respectively. These sales were made pursuant to a Small Business Innovative Research contract with the United States Missile Defense Agency. We recorded no sales from continuing operations during the same period in 2003.

Manufacturing Pre-production Costs. During the second quarter of 2004, we began preparing our battery manufacturing plant to begin production, in addition to continuing our research and development activities. A significant portion of resources previously devoted to battery research and development and selling, general and administrative expenses were reallocated to implementing a new manufacturing infrastructure, including new personnel, policies and procedures. Manufacturing pre-production costs for the three and nine months ended September 30, 2004 totaled $532,000 and $1,048,000, respectively.

Research and Development Expenses (“R&D”). R&D for the three and nine month periods ended September 30, 2004 increased by 52% to $576,000 and by 53% to $1,753,000, when compared to the same periods in 2003. These increases were due primarily to increases in salaries, benefits and outside services related to our fuel cell segment and our recently formed nanotechnology subsidiary, slightly offset by decreases in battery related research and development

Selling, General and Administrative Expenses (“SG&A”). SG&A for the three and nine month periods ended September 30, 2004 decreased by 7% to $1,430,000 and increased by 78% to $5,596,000, respectively, when compared to the same periods in 2003. The increase in SG&A for the nine month period ended September 30 was due primarily to increases in: salaries, wages and benefits; relocation fees; professional fees; and investor relations expenses. Expenses for rents, insurance, and general administrative expenses also increased.

Liquidity and Capital Resources

        As of December 31, 2003, we had a working capital deficit of $7.4 million. During the nine months ended September 30, 2004, our working capital increased by $9.4 million, resulting in positive working capital of $2.0 million as of September 30, 2004. This increase in working capital was primarily due to an increase in cash and a decrease in current debt and liabilities, as a result of the sale and partial use of proceeds to repay debt, in January 2004, of $20.0 million in aggregate principal amount of our senior secured convertible debentures due 2009 and the purchase by ITOCHU Corporation in January, 2004 of 1,500,000 shares of our common stock for net proceeds of $1,050,000. See Note 9 of the “Notes to Condensed Consolidated Financial Statements” for an explanation of the accounting treatment of the debenture financing.

        During the nine month period ended September 30, 2004, we expended $1,322,000 for capital equipment, of which: $480,753 was for manufacturing equipment for our battery manufacturing plant; $195,680 was for administrative equipment, primarily computing equipment; $472,850 was for research and development equipment; and $173,000 was for two vehicles.

        We will require additional capital to support our activities through September 30, 2005. We intend to seek additional financing as required, which may take the form of equity or debt. We cannot assure you that any such required capital will be available on terms acceptable to us, if at all.

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

Accounting for employee stock options

        As permitted under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) we account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, we recognize compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. We disclose the required pro forma information in the notes to our consolidated financial statements as if the fair value method prescribed by SFAS No. 123 had been applied.

Consolidation of 49% Subsidiary (EnerLook Solutions Inc.)

When formed in February 2002, EnerLook Healthcare Solutions, Inc. (“EnerLook”) was our 51% subsidiary. In early 2003, EnerLook issued (i) 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and (ii) 125,000 shares of common stock to an EnerLook employee, reducing our ownership to approximately 49%. Ener1 Group owns approximately 42% of the outstanding common stock of EnerLook. Since EnerLook was formed, we have consolidated EnerLook’s results of operations and its balance sheet as part of our consolidated financial statements. Ownership of a subsidiary below 51% is typically recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with a parent company owning less than 51% of the subsidiary, as it is presumed that the parent company does not control the subsidiary. We have elected to continue consolidating this subsidiary as part of its financial statements because we and Ener1 Group are related parties that exercise substantial control over the activities of EnerLook and own an aggregate of approximately 91% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to approximately 49% does not materially reduce the control we exercise over EnerLook’s operations.

In the second quarter of 2003, we transferred certain assets of our Digital Media Division to EnerLook in order to consolidate our set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, we transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million.

Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations, and on that date we conveyed operating control of this segment to TVR Communications, LLC, a third party. We, EnerLook, Ener1 Group and TVR Communications, LLC entered into an Asset Purchase Agreement dated as of June 30, 2004, providing for the sale of substantially all of EnerLook’s assets to TVR Communications, LLC, in exchange for a 5% membership interest in TVR Communications, LLC. The asset sale is expected to close in November, 2004, subject to satisfaction of certain conditions..

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

                As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

        There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

         Item 1. – Legal Proceedings

We receive communications from time to time alleging various claims against us and our subsidiaries. These claims include, but are not limited to, allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. We were named as a co-defendant in an action brought in the United States District Court for the District of Massachusetts on September 24, 1999 by NEC Technologies, Inc. (“NEC”). The suit alleges that we supplied modem hardware to NEC, which was combined by NEC with software supplied by another co-defendant, Ring Zero Systems, Inc. (“Ring Zero”).

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

We and our Boca Global, Inc. subsidiary ("Boca Global") were named as co-defendants in an action brought in the United States District Court for the District of South Dakota, by Gateway, Inc. (“Gateway”). Global Village, Inc. had contracted to supply its FaxWorks software to be bundled with Gateway personal computers. Gateway's complaint against us and Boca Global alleged that either or both of us and Boca Global assumed the liabilities of Global Village, Inc. with respect to the FaxWorks product. Gateway sought indemnification for payment in the amount of approximately $5 million, which it claims to have paid to settle patent infringement litigation brought by PhoneTel. In addition to us and Boca Global, another unrelated co-defendant was named as a party to the action. On January 19, 2001, a motion to dismiss was granted with respect to us. On March 20, 2004, the Court dismissed, without prejudice, the action against Boca Global and the other co-defendant, for failure of Gateway to prosecute. Gateway subsequently refiled its complaint against Boca Global and us and, in addition to the claims described above, alleged in the alternative that we were in breach of a settlement agreement under which we had agreed to pay Gateway $50,000, only $5,000 of which had been paid. On May 13, 2004, we and Gateway settled all claims against us and Boca Global for payment of $45,000 by us to Gateway.

         Item 6. – Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated February 12, 1993, incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, dated March 11, 2002, incorporated by reference to Exhibit 3.2 of our Annual Report on Form 10-K for the year ended December 31, 2001.

3.3	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 21, 2002, incorporated by reference to Exhibit 3.1 of our current report on Form 8-K dated October 28, 2002.

3.4	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of our Registration Statement on Form SB-2 filed with the Securities and the Exchange Commission on February 13, 2004 (SEC File No. 333-112837).

3.5	Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 18, 2004.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 21, 2004.

4.3	Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K dated January 21, 2004.

4.4	Form of Warrant to Purchase Common Stock of Ener1, dated October 20, 2004 Issued to Delphi Automotive Systems, LLC.

4.5	Registration Rights Agreement by and between Ener1 and Delphi Automotive Systems LLC, Form of Warrant to Purchase Common Stock of Ener1, dated October 20, 2004

4.6	Certificate of Designation of Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc., dated October 20, 2004.

10.1	Formation, Subscription and Stockholders' Agreement of EnerDel, Inc., dated as of October 20, 2004, by and between Delphi Automotive Systems, LLC and the Registrant, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 26, 2004.

10.2	Subscription Agreement, dated as of October 15, 2004, between the Registrant and Cofis Compagnie Fiduciaire S.A.

10.3	First Amendment, dated as of October 7, 2004, to Agreement and Plan of Merger, dated as of June 9, 2004 by and among Ener1, Inc., Ener1 Acquisition Corp. and Splinex Technology Inc..

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: November 15, 2004	ENER1, INC. BY: /S/ Kevin Fitzgerald —————————————— Kevin Fitzgerald Chief Executive Officer (Principal Executive Officer)

Dated: November 15, 2004	ENER1, INC. BY: /S/ Randall N. Paulfus —————————————— Randall N. Paulfus Chief Financial Officer (Principal Financial and Accounting Officer)