Form 10QSB/A
period 2004-09-30
ENER1 INC
filed 2005-01-04
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

-*-

Explanatory Note

We are filing this Amendment No. 1 to Quarterly Report on Form 10-QSB/A to correct clerical errors in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, our Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2003 and September 30, 2004, and in notes 4 and 5 to our Condensed Consolidated Financial Statements.

These corrections did not affect our previously reported financial results, including, without limitation, our previously reported net loss, loss per share, net cash used in investing activities, net cash provided by financing activities and cash and equivalents balances.

In order to preserve the nature and character of the disclosures set forth in the Quarterly Report on Form 10-QSB as originally filed, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-QSB on November 15, 2004, or modify or update the disclosures presented in that original Form 10-QSB, except to reflect the corrections described above.

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

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net sales	$--	$--	$41	$--
Cost of goods sold	--	--	10	--

Gross profit	--	--	31	--
Operating expenses:
Manufacturing pre-production costs	532	--	1,048	--
Research and development	576	379	1,753	1,147
Selling, general and administrative	1,430	1,530	5,596	3,152
Interest Expense	666	196	1,143	720

Total operating expenses	3,204	2,105	9,540	5,019

Loss from operations	(3,204)	(2,105)	(9,509)	(5,019)
Other income (expense), net	77	28	150	33
Equity in loss on investment in
EnerStruct (Note 10)	(139)	(79)	(426)	(79)

Loss from continuing operations	(3,266)	(2,156)	(9,785)	(5,065)
Loss from discontinued operations(Note 3)	(5)	(340)	(7)	(520)

Net Loss	$(3,271)	$(2,496)	$(9,792)	$(5,585)

Loss per share from continuing operations (basic
and diluted)	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Loss per share from discontinued operations (basic	$--	$--	$--	$--
and diluted)
Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average shares Outstanding	347,276	325,201	346,966	313,740

        See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,
	2004	2003
Cash provided by (used in):
Operating activities:
Net loss	$(9,792)	$(5,585)
Depreciation and amortization	172	98
Amortization of Discount of 5% Sr. Secured Debenture (Note 9)	300
Equity from loss in investment in EnerStruct (Note 10)	426	79
Changes in assets and liabilities	(1,174)	(179)
Changes in assets and liabilities held for disposal (Note 3)	(5)	690
Compensation expense for stock and stock options issued for services	925	703

Net cash used in operating activities	(9,148)	(4,194)
Investing activities:
Capital expenditures	(1,322)	(518)
Minority interest in net proceeds from issuance of common stock
of subsidiary	--	127
Investment in Splinex	(150)	--
Investment in Enerstuct	--	(2,003)

Net cash used in investing activities	(1,472)	(2,394)

Financing activities:
Repayment of related party notes	(1,041)	--
Repayment of short term note payable	--	(595)
Repayment of guaranteed related party debt (note 8)	(2,200)	--
Repayment of mortgage note payable (note 8)	(704)	(20)
Repayment of bank loan (Note 8)	(1,600)	--
Repayment of bank installment loan (Note 8)	(8)	--
Proceeds from advances from stockholder	--	3,394
Proceeds from exercised employee stock options	22	21
Proceeds from sale of common stock		3,500
Proceeds from exercise of warrants (Note 8)	1,050
Proceeds from issuance of 5% senior secured
convertible debentures net of costs (note 9)	18,527	--
Proceeds from minority investment in subsidiary	--	123

Net cash provided by financing activities	14,046	6,423

Net increase (decrease) in cash and equivalents	3,426	(165)
Cash and equivalents, balance at January 1	200	205

Cash and equivalents, balance at September 30	$3,626	$40

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

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(in thousands)
Net Loss as Reported	$(3,271)	$(2,496)	$(9,792)	$(5,585)
Plus:
Compensation recorded for stock
options issued & variable options	197	199	517	199
Less:
Pro forma stock based employee
compensation, net of tax	(798)	(80)	(1,685)	(195)

	$(3,872)	$(2,377)	$(10,960)	$(5,581)

Loss per share:
Basic and diluted, as reported	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Basic and diluted, pro forma	$(0.01)	$(0.01)	$(0.03)	$(0.02)

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

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(in thousands)
Sales
Discontinued operations	$--	$356	$--	$1,342
Battery	--	--	41	--

Net sales	$--	$356	$41	$1,342
Net Loss
Discontinued operations	$(5)	$(340)	$(7)	$(520)

Corporate	(2,156)	(333)	(6,781)	(2165)
Battery	(828)	(1,783)	(2,092)	(2758)
Ener1 Technologies	(3)	(40)	(13)	(142)
Fuel cell	(197)	--	(739)	--
Nanotechnology	(82)	--	(160)	--

Net Loss	$(3,271)	$(2,496)	$(9,792)	$(5,585)

Assets
Discontinued operations			$2	$2,229
Corporate			5,987	2,104
Battery			22,530	22,297
Ener1 Technologies			10	10
Fuel cell			305	--
Nanotechnology			68	--

Total Assets			$28 ,902	$26,640

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

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 4, 2005	ENER1, INC. BY: /S/ Kevin Fitzgerald —————————————— Kevin Fitzgerald Chief Executive Officer (Principal Executive Officer)

Dated: January 4, 2005	ENER1, INC. BY: /S/ Randall N. Paulfus —————————————— Randall N. Paulfus Chief Financial Officer (Principal Financial and Accounting Officer)