Form 10KSB
period 2004-12-31
ENER1 INC
filed 2005-04-15
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

Form 10-KSB

    [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

Yes |X| No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenue for its fiscal year ended December 31, 2004 was $41,800.

The aggregate market value of voting stock held by non-affiliates (37,524,867 shares) as of March 28, 2005: $24,391,164 based on the $.65 closing bid price for the common stock quoted on the OTC Bulletin Board on such date.

Shares of Common Stock outstanding as of March 24, 2005: 347,455,751 shares.

Transitional Small Business Disclosure Format: Yes |  | No |X|

ENER1, INC. ANNUAL REPORT ON FORM
10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004

INDEX

		Page
PART I
ITEM 1	BUSINESS	3
ITEM 2	PROPERTIES	12
ITEM 3	LEGAL PROCEEDINGS	12
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	12

PART II
ITEM 5	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED	13
	STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
	EQUITY SECURITIES
ITEM 6	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION	14
	AND RESULTS OF OPERATIONS
ITEM 7	FINANCIAL STATEMENTS	25
ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A	CONTROLS AND PROCEDURES	54
ITEM 8B	OTHER INFORMATION	54

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	54
ITEM 10	EXECUTIVE COMPENSATION	57
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	60
	AND RELATED STOCKHOLDER MATTERS
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	61
ITEM 13	EXHIBITS, LISTS AND REPORTS ON FORM 8-K	63
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	67

PART I

ITEM 1 BUSINESS

Overview

We have three business lines, all of which are conducted principally through three operating subsidiaries, which form our Energy Group. Through our subsidiary, EnerDel, Inc., which is a joint venture we formed with Delphi Corporation (which owns 19.5% of EnerDel), we develop, and market lithium batteries, battery packs and components such as lithium battery electrodes and lithium electronic controllers for lithium battery packs that we develop. Through our wholly owned subsidiary, NanoEner, Inc., we develop technologies, materials and equipment for nanomanufacturing, i.e., manufacturing processes that operate on a microscopic level. Through our wholly owned subsidiary, EnerFuel, Inc., we develop fuel cell components and systems and provide testing services for fuel cell components. We have a total of 90 full time employees. EnerDel has 56 full time employees. EnerFuel has 8 full time employees. NanoEner has 5 full time employees. We also employee 15 full time employees in our administrative offices and 6 full time employees in research and development.

In October 2004, we acquired Delphi Corporation’s lithium battery patents and equipment, and hired the personnel from Delphi’s former lithium battery operations, when Delphi Corporation and Ener1 each contributed their respective lithium battery assets to a EnerDel. We and Delphi hold 80.5% and 19.5% interests, respectively, in EnerDel. EnerDel also has manufacturing facilities in Ft. Lauderdale, Florida (the facilities we acquired when we purchased Ener1 Battery in September 2002) and Indianapolis, Indiana. All of our lithium battery operations are now conducted through EnerDel, including component, cell and battery production, testing, cell packaging, electronics and integration of the various battery related operational systems such as cells, battery packs and lithium electronic controllers. EnerDel is now developing and marketing lithium battery cells and battery packs in prototype quantities to customers for their evaluation.

NanoEner, our nanotechnology subsidiary, has built prototype equipment that utilizes our vacuum deposition system (“VDS”) for depositing “thin film” materials onto battery electrodes as part of the battery cell manufacturing process. We believe that our VDS process should offer performance advantages and production cost savings for our lithium battery operations and certain fuel cell components, and possibly in other types of manufacturing that require deposition of materials with microscopic tolerances. We intend to utilize our thin films VDS process to make electrodes for our lithium batteries and market VDS licenses to battery and fuel cell manufacturers and other industries that need to manufacture on a microscopic scale.

Our fuel cell operations are currently conducted through EnerFuel, Inc. We are in the process of building our first fuel cell prototypes that utilize technologies for which we have filed several patent applications since the last quarter of 2003. These technologies relate to fuel cell stacks, control systems, pressure regulators, solenoids, controls and sensors for fuel cell systems. If we are able to successfully build and test prototype fuel cell components and systems utilizing our technologies, we would then attempt to engage in pilot-scale production testing and limited manufacturing of certain fuel cell components. We have also developed fuel cell testing apparatus.

In January 2005, we announced that we had signed a letter of intent to acquire Giner Electrochemical Systems, L.L.C. (“GES”), a Boston, Massachusetts company engaged in research, development and fabrication and sales of fuel cells, electrolyzers and other fuel cell related products and services. GES has contracts for research, development and products fabrication with several customers, including General Motors Corporation. GES also has 17 active patents, 9 pending patent applications and 3 provisional patent applications for various fuel cell technologies, including direct methanol fuel cells, electrolyzers and regenerative fuel cells. Closing of the transaction is subject to board approvals, satisfactory results of due diligence and negotiation and execution of definitive agreements. We can not provide any assurance that we will enter into definitive agreements to purchase GES or that, if we do enter into such an agreement, we will be able to close the acquisition or that the closing will take place at any particular time.

We also own 49% of Enerstruct, Inc., a joint venture with ITOCHU Corporation of Japan, which we formed to pursue technology development and marketing opportunities for lithium batteries in Japan. ITOCHU has also invested $4.5 million in our company in exchange for approximately 15.5 million shares of our common stock (including $3.5 million for 14 million shares in July 2003). We and ITOCHU have licensed to Enerstruct some of our respective battery technologies for use in Japanese markets and are actively working together to pursue those markets. EnerDel recently signed an agreement with Enerstruct for Enerstruct to provide engineering services for joint development of Enerstruct’s patent pending high-rate lithium battery technology and NanoEner’s VDS technology. Under the agreement, Enerstruct will also assist EnerDel in optimizing EnerDel’s production facilities in Ft. Lauderdale and Indianapolis and provide assistance to NanoEner in connection with the latter’s pilot production facility in Ft. Lauderdale.

Company History

Founded in 1985 as Boca Research, Inc., Ener1, Inc., is a Florida Corporation, headquartered in Ft. Lauderdale, Florida. We changed are name during 2002, from Inprimis, Inc. to Ener1, Inc. Prior to 2002, we were engaged in computer-related engineering and consulting services and the development and marketing of associated hardware and software, particularly in the area of set top boxes for use in hotels and hospitals. These set top boxes were used as a platform for providing various menu-oriented software and communications services and capabilities for customers and patients of those institutions. This business was, to some extent, an outgrowth of our previous business of developing and marketing modems and network communications systems, devices and software.

During the past three years, we have substantially changed our business lines. We have transformed from a computer hardware/software-oriented company to a clean energy technology company, a process that began shortly after the transfer of control of our company in early 2002.

In January 2002, Ener1 Group, Inc., a privately held technology incubator headquartered in Ft. Lauderdale, Florida, purchased approximately 47 million shares of common stock in our company, which gave it ownership of 80% of our outstanding common stock after the purchase. As a result of subsequent transactions, Ener1 Group now owns approximately 88% of our outstanding common stock. Ener1 Group also has two representatives on our board of directors.

In September 2002, we acquired from Ener1 Group its Ener1 Battery Company subsidiary, in return for a combination of stock and notes. Ener1 Battery Company was at the time engaged in research, development and marketing of lithium battery technologies. This acquisition provided us with several pending patents for various lithium battery technologies, a staff of research and development engineers, and land, building and lithium battery manufacturing equipment valued at about $20 million.

After the acquisition of Ener1 Battery, we changed our name to Ener1, Inc. and began to phase out of our software engineering and consulting/set top box business. In May 2003, we transferred substantially all of that business and related assets to one of our subsidiaries, then known as EnerLook Health Care Solutions, Inc. (“EnerLook”), which continued to pursue the development and marketing of set top box technologies, products and services to hotel and hospital customers. We transferred all of the assets of EnerLook to TVRC Communications, LLC in return for a 5% interest therein in December 2004.

In September 2003, we began a research and development program in fuel cells and related products and technologies. Since then, we have added several scientists and engineers to our fuel cell staff and filed five patents for various fuel cell technologies, systems and components.

Our Battery Business

Our Principal Products and Markets

The principal market for our battery business consists of the users of high performance lithium batteries. Within this principal market, we are focusing on applications for our products in power tools, consumer appliances, uninterrupted power supply (“UPS”) and backup power, hybrid electric vehicles and other automotive applications, remote asset tracking of containers and other assets, electric propulsion for wheel chairs and other personal mobility devices, military applications and healthcare.

Many of our products are in the design or prototype/evaluation sample stage, and most were acquired from Delphi Corporation when we formed EnerDel. We have delivered samples of some of our products to potential customers, and they are currently evaluating these samples.

Our products and product designs consist of primary (non-rechargeable) battery cells, secondary (rechargeable) battery cells, battery packs and electronics for controlling the operation of the cells and packs.

   Primary Batteries

Our MO Series of batteries is designed to provide power for automotive backup systems. We believe that this product will be able to yield a high level of power output and performs at lower temperatures than competing products. We are producing initial prototypes now for this product line.

Our VO Series of batteries is being designed to produce a higher level of “energy density” than the MO Series and is targeted at upper atmosphere vehicles and other military applications.

“Energy density” is basically the amount of power that a battery can deliver per unit of volume or weight. This is a common way for measuring battery capacity for putting out energy and is often stated in terms of watt-hours per kilogram (Wh/kg). A kilogram is 2.2 pounds in weight or approximately the mass of a liter of water. A watt-hour means the output of one watt for a period of one hour. The watt is a basic unit of measurement for power. A watt is equal to one joule per second. The joule is a basic measurement for energy, work or quantity of heat. One joule is the energy that is expended when a force of one newton is applied over a displacement of one meter in the direction of the force. A newton is the amount of force required to accelerate a mass of one kilogram at a rate of one meter per second squared.

   Secondary Batteries

Our E Series of batteries is designed to provide sustained low-power, high energy capacity discharges. Target applications include storage of energy for standby power and certain military uses.

Our P Series of batteries is designed to provide high-power pulses and/or a continuous high rate of discharge. Target applications include hybrid electric vehicles (i.e., vehicles that use batteries as a partial source of their power — “HEVs”), power tools and other devices that require frequent but relatively short, powerful bursts of power.

Our EP Series of batteries is designed to produce sustained energy with high-power pulses. Target applications include electric vehicles, asset tracking devices, personal mobility devices, power tools and other consumer appliances.

   Lithium Electronic Controllers

We have designed four models of our lithium electronic controllers (“LECs” — electronic circuit boards used in our battery packs) to provide electronic control of charging and discharging characteristics of our batteries and battery packs. Through the use of special algorithms implemented through electronic circuitry, these controllers are designed to regulate the operation of our batteries and battery packs to make them operate more efficiently and safely.

Our LECs are designed to regulate cell voltage limits and cell temperature limits and provide protection from overcharge. They are also designed to provide an indication of the state of charge and overall condition of the cells and/or pack, as well as a data bus for communications. The LEC also monitors each cell’s condition, and maintains the voltage balance among the cells making up the battery in order to optimize cell life. Based on customer requirements, the LEC may also be programmed to optimize charging, discharging and other operating characteristics.

   Battery Packs

Our 12V4 Battery Pack is designed for use in asset tracking applications. We are now producing evaluation samples of this product for delivery to potential customers. Based on our initial testing, we believe this lithium battery product can offer a useful life of more than two times that of similar nickel-metal-hydride types of batteries and four times the useful life of lead-acid batteries. Since frequent battery replacement is not easy in asset tracking applications, we think this gives our 12V4 Battery Pack a competitive advantage.

Our 24V Battery Pack is designed for use in wheel chairs and similar personal mobility devices. Our 18V Battery Pack is designed for use in power tools. We plan to have evaluation samples of these products to provide to potential customers during the second quarter of 2005.

We also have 200 volt and 300 volt battery packs in development. We expect to be able to produce prototypes of the 200 volt pack in the third quarter of 2005 and the 300 volt pack during 2006.

Sales and Marketing

We market our lithium battery products through internal marketing and technical sales personnel and through professional sales and marketing firms with whom we are negotiating formal marketing agreements. We expect that these agreements will provide for commissions ranging from 3% to 5%.

Engineering and Manufacturing Capabilities

We have a lithium battery product engineering team consisting of 15 engineers, most of whom are former Delphi Corporation employees. Our team has substantial experience in lithium battery product development, including research and development, design, building of prototypes and testing. Their experience spans both automotive and non-automotive fields and includes high-voltage power systems.

We also have manufacturing engineering capabilities, including standard quality control procedures, with ISO (International Standards Organization) certification in process. ISO certification is generally regarded as a reliable indicator of overall attention to quality control and we believe that this will be helpful in qualifying us as a vendor to certain customers because they are known to use this as a criteria in vendor selection. Our systems engineering experience includes all major areas of battery cell, battery pack and battery electronics design, testing and integration.

We have two manufacturing facilities, one in Ft. Lauderdale, Florida, which is used mostly for primary battery products, and one in Indianapolis, Indiana, which is used for secondary battery products. The main characteristics of these two facilities are as follows.

The Ft. Lauderdale plant has three primary lithium battery cell production lines that utilize sealed argon gas chambers. One of these production lines is currently used occasionally for research and development. Total plant capacity with future modifications and additional automated equipment is estimated at 8 million cells per year at full production levels. Our ISO certification for this facility is in process, in accordance with the most current standards.

Our Indianapolis plant, acquired from Delphi in the EnerDel transaction, has a secondary lithium production line, dry room production facility and automated cell and battery pack production equipment. At this facility, we can also perform cell testing and high voltage battery pack testing. Current capacity of this plant is approximately 864,000 cells per year. There is also approximately 40,000 square feet available for expansion of this plant. ISO certification is also in process for this plant.

Testing and Quality Control

Consistent with industry practice, we perform a wide range of safety and other testing for our battery products. This includes testing for nail penetration, bar crush, impact, overcharge, overdischarge, short circuit, thermal cycling, vibration, shock, altitude, salt, fog and humidity. All of our products are tested to industry standards for (1) mechanical tests for sealed portable secondary cells and batteries; (2) safety requirements for portable sealed secondary cells and batteries; (3) safety of primary and secondary lithium cells and batteries during transport; and (4) transportation of lithium cells and batteries.

In the battery business, particularly lithium batteries, safety is a paramount concern. The potential for overheating, explosions and reactions to stress or impact must be carefully evaluated and eliminated to the fullest extent possible. In addition to the above testing, all of our batteries and battery packs are designed to include three distinct and independent levels of safety protection: (i) cell design — internal polymer shut-down separators cause improperly operating cells to be shut down; (ii) electronic controls of cell charge and discharge control, temperature monitoring and circuitry; and (iii) thermal shielding case materials surrounding the outside of the battery pack.

Competition

The battery business is extremely competitive. Many of our competitors are larger companies with more capital and other resources than our company. The industry is subject to rapid technology changes that can result in sudden obsolescence. Competition from low cost sources can result in downward pricing pressure, making it difficult to recover costs. We believe that survival and success in this industry depends on several factors: (1) revolutionary, as opposed to incremental, performance advantages; (2) ability to control costs; and (3) leveraging technology advantages through strategic alliances and low cost manufacturing resources. We intend to establish offshore manufacturing capabilities within the next 2-3 years in order to keep volume production costs as low as possible, so that we can continue to competitively price our products. Through our association with Delphi in our EnerDel subsidiary and the manufacturing expertise gained from Delphi (which includes setting up offshore manufacturing facilities), we believe we will be able to control costs more effectively.

Potential Customers and Sales Cycles

Most of the customers to which we market our lithium battery products are industrial corporations or value-added resellers. We also market to agencies and departments of the United States government. In both cases, the selling cycle can be quite long. There is often an iterative process involved, in which the customer tests and evaluates prototypes or samples, and we modify the product characteristics to match the particular requirements of the customer involved. Once this is done, the ability to manufacture the specific product involved at sufficient volumes for sufficiently low costs and with the required quality must be established. This process accentuates the importance of product engineering — an area in which we believe we have a competitive advantage because of the experience of our team of engineers.

Raw Materials, Suppliers and Customers

We plan to have more than one source for most if not all of our battery raw material needs when we approach production quantities. Currently, we are producing battery cells and battery packs in prototype quantities only. We expect to ramp up to production quantities for some of our lithium battery products during the third quarter of 2005. The timing of this will depend in part on the success of our current marketing and sample evaluations being performed by certain of our potential customers.

At this time, we cannot predict to what extent our sales, if and when they materialize, will or will not be dependent (and to what extent) on a single customer or small group of customers. Over the next year or two, a small number of customers may represent substantial portions of our sales because we will be at the beginning of the development curve for our customer base. Our plan is to try to offset this concentration risk through continuing marketing and sales to broaden our potential customer base and through protective terms in long term contract with those customers that do represent sizable portions of our total sales.

The Delphi-EnerDel Transaction

On October 20, 2004, we and our Ener1 Battery Company subsidiary completed a series of transactions with Delphi Automotive Systems, LLC and Delphi Technologies, Inc., subsidiaries of Delphi Corporation, through which we formed a new company called EnerDel, Inc. As part of the transactions, we received 80.5% of EnerDel’s issued and outstanding shares of common stock in return for the contribution by us and our subsidiaries of the following assets to EnerDel:

›	$15 million in cash;

›	The right to use certain lithium battery manufacturing-related equipment in Ener1 Battery Company’s Ft. Lauderdale manufacturing facility, along with a nominally-priced purchase option for such equipment, exercisable only upon termination of the security interest held by the investors under our senior secured debentures due 2009;

›	Ener1 Battery’s battery-related intellectual property portfolio, which is licensed back to us for uses not related to lithium batteries, under an exclusive, perpetual and royalty-free license; and

›	Our Ener1 Ukraine subsidiary’s battery-related intellectual property portfolio, which is licensed back to us for uses not related to lithium batteries, under an exclusive, perpetual and royalty-free license.

In addition, Ener1 Battery agreed to make available to EnerDel space in Ener1 Battery’s building in Ft. Lauderdale. EnerDel also acquired the use of our vapor deposition technology for lithium battery uses.

Also as part of the transactions, Delphi received:

›	19.5% of EnerDel's issued and outstanding shares of common stock;

›	8,000 shares of EnerDel's 8.25% Series A Preferred Stock with an aggregate liquidation value of $8 million (the “Series A Preferred Stock”);

›	Immediately exercisable warrants, with a ten year term, to purchase up to 1.75 million shares of Ener1’s common stock for $0.70 per share; and

›	Immediately exercisable warrants, with a ten year term, to purchase up to 5.25 million shares of Ener1’s common stock for $1.00 per share.

The Series A Preferred Stock was exchangeable, at any time prior to January 31, 2005, into up to 6,956,521 shares of our common stock, based on an exchange rate of 869.5652 shares of our common stock for each share of EnerDel Series A Preferred Stock. This exchange privilege expired without exercise. The Series A Preferred Stock is required to be redeemed by EnerDel for cash, at the liquidation value plus accrued and unpaid dividends upon certain circumstances (including the completion of an initial public offering of EnerDel’s common stock). If the Series A Preferred Stock is not voluntarily redeemed within four (4) years after issuance, then at the holder’s option, it must be redeemed by EnerDel at the liquidation value plus accrued and unpaid dividends in exchange for cash, an EnerDel promissory note, or a combination of both, at EnerDel’s option, such note to be payable in four equal quarterly installments and bearing interest at 8.25% per annum.

Delphi contributed to EnerDel its lithium battery-related manufacturing equipment and its lithium battery-related patent portfolio, consisting of issued patents and pending patents, which are, in turn, licensed back to Delphi for uses not involving lithium batteries, under an exclusive, perpetual and royalty-free license. In addition, Delphi subleased to EnerDel those portions of Delphi’s Indianapolis facilities that contained its lithium battery operations.

The EnerDel transactions provided us with access to numerous lithium battery products that have been extensively tested. In addition, we believe that there are several complementary aspects between our lithium battery operations and the assets that Delphi contributed to EnerDel. A summary of these is set forth below:

EnerDel Synergies

Ener1	Delphi
›High discharge rate battery technologies	›Long-life battery technologies
›Primary battery technologies	›Secondary battery technologies
›Raw materials processing and cell	›Battery cell packaging expertise
production capabilities
›Access to Far East markets, (e.g., Japanese	›Good reputation and market ties in
power sector)	automotive and industrial markets
›Nanotechnology for production of low cost,	›Manufacturing and systems integration
high discharge rate batteries	expertise

Our Nanotechnology Business

Nature of the Business

Our nanotechnology business currently involves our development efforts associated with our VDS process. VDS is a manufacturing process that we have developed for depositing “thin films” in layers on substrates used to form manufactured components. Initially, we are testing our VDS process for building lithium battery electrodes. The VDS process is designed to facilitate precise deposition of the manufacturing materials in such a way as to increase efficiency of production while also increasing performance of the battery electrode.

Our VDS process is implemented with computer controls to monitor and regulate key aspects of manufacturing at a precise micro-level. We believe that, if successful, this process, may be useful in many other types of products in addition to battery components. Generally, control of the micro-level aspects of manufacturing using nanotechnology processes allows for production of components that are cleaner, stronger, lighter, and more precise.

Our Application of Nanotechnology to Battery Manufacturing

We are applying our VDS technology to production of batteries on a prototype basis. Our VDS process, as we apply it to battery manufacturing, uses a vacuum chamber into which we put a battery “substrate” (which is the material upon which we deposit materials to build the battery electrodes). Through a highly calibrated and flexible computer control program that allows micromanagement of key process parameters, we are able to precisely control the formation of battery electrodes. The VDS process makes it possible to add the electrode materials and precisely control their structure on the substrate for a smoother, more even and more complete coverage of the substrate surface, with less surface imperfections. We believe that this provides higher conductivity of electric current, which results in greater power output from the electrode. We think that additional benefits of this production process for battery electrodes include:

›	Efficient use of electrode materials to minimize waste

›	Manufacturing at the “nano level” (<100 nanometers) for greater precision

›	Low cost, rapid production of high-rate battery electrodes

›	Higher possible battery discharge rates due to greater transmission of current

›	Reduced costs due to (i) reduction of additives and process steps (i.e., coating, plasticizers, baking) and (ii) fewer cells required in multi-cell packs

›	Higher average voltage

›	Excellent adhesion and surface characteristics of electrodes.

Intellectual Property

We have a patent application pending related to our VDS “thin films” deposition process and have set up a prototype manufacturing and testing facility in Ft. Lauderdale, which has produced samples of lithium battery electrodes that are being evaluated by potential customers and optimized by our scientists and engineers. We have also licensed this technology to Enerstruct, Inc. (in which we own 49% and ITOCHU Corporation owns 51%), for nonexclusive use in Japan. As discussed above, EnerDel has recently signed a development agreement with Enerstruct to advance the development of Enerstruct’s high discharge rate battery technology, utilizing the VDS process.

Competition

There are numerous companies involved in “nanotechnology,” and the term “nanotechnology” has a broad range of descriptions. We have defined our participation in this field initially in terms of the above-described efforts in lithium battery development. We believe that among the other companies participating in nanotechnology, broadly defined, there are many with greater resources than our company. We believe that our VDS process will allow significant performance advantages in our planned lithium batteries and are working to test the validity of our research in this area through prototypes.

Our Fuel Cell Business

Introduction

Less than one year after entering the lithium battery business with our acquisition of Ener1 Battery Company in September 2002, we determined that fuel cell technologies represented a logical extension of our existing development work in batteries, solar cells and other energy storage devices. We believe that many of our technologies have applications to both batteries and fuel cells, so that our research in one of these areas may be leveraged in the other area. The market for fuel cell energy is driven largely by the need for a clean, efficient energy source due to environmental concerns, increasing costs and uncertainty of supply for fossil fuels.

Fuel cells convert chemical energy into electrical power with less steps than other energy technologies. Fuel cells do not store energy, but convert it from one form to another and continue to operate as long as fuel is provided. The general advantages of fuel cells over other energy sources include clean, safe, quiet performance, high energy efficiency, low emissions and ease of operation. The range of potential applications for fuel cells is quite broad, including portable/battery substitution (portable appliances and power tools, small personal vehicles, consumer electronics, backup power), transportation (automotive, public transportation, commercial transportation, marine, military) and distributed power (to homes and small businesses, commercial and industrial sites, remote power (not on standard electrical grid systems)).

We began our fuel cell research and development in mid-2003 and now have eight full time employees engaged in research and development of a broad range of fuel cell related technologies. We have filed five patent applications with the U.S. Patent and Trademark Office and begun work on prototypes to test these technologies. We expect our first fuel cell control system prototype to be completed in the third quarter of 2005. We have also built testing fixtures that we have sold to third parties through our investor and joint venture partner, ITOCHU Corporation, for use in testing fuel cell components. We plan to continue soliciting military and government research grants to continue developing hydrogen/oxygen fuel cell technologies.

In March 2005, we were notified of a decision by the Florida Hydrogen Initiative to award to us a grant of $550,000 for 18 months to develop a renewable energy source that will power an entire rest area on an interstate highway. We plan to build a 10 kilowatt, integrated hydrogen fuel cell that will create energy from the byproducts of food waste from theme parks and orange peels from citrus processing. The grant will require us to spend an additional $550,000 of our own funds in cash or in-kind expenditures to qualify for the entire amount of the grant. We have applied for additional grants involving development of other fuel cell technologies.

Competition

The markets for fuel cells and related products and systems are intensely competitive and the manufacturing of fuel cells is extremely capital-intensive. Among our most active potential competitors in the fuel cell business are companies such as Ballard, UTC Fuel Cell Division, Plug Power, Hydrogenics and Teledyne Energy Systems. Many of these companies have greater financial and marketing resources, greater name recognition and more experience in the fuel cell business than we have.

We believe that if we can develop successful prototypes of our planned fuel cells, we will be able to obtain the resources to implement the manufacturing of those products or enter into strategic alliances with larger companies to license them to manufacture fuel cells. While other companies in the fuel cell business will undoubtedly be attempting to accomplish some of these same things, we believe that we have some competitive advantage over companies offering fuel cell technologies only because we have technologies in batteries, fuel cells and nanotechnology that we believe are complementary, providing us with the ability to offer a broader range of energy solutions, enhancing our fuel cell capabilities.

Research and Development

In addition to issued patents and pending patent applications for technology developed internally over the past several years, we obtained additional issued patents and pending patent applications for various lithium battery technologies when we formed EnerDel. While we will continue to explore, expand and develop our existing and new lithium battery technologies, we also intend on shifting our focus toward prototyping, marketing, selling and production of products implementing technologies that we have already developed, substantially developed or acquired. Many of the secondary cell technologies gained in the EnerDel transaction, for example, are now in the design and prototype testing process and some have already been tested extensively for safety and operating characteristics.

In the fuel cell business, we have several patent applications pending.

In 2003 and 2004 we spent $1,402,192 and $18,012,332, respectively, in the aggregate, on research and development. The 2004 amount included $14,923,076 for a charge to research and development expense taken for the fair value of equipment, intangible assets and supplies transferred to EnerDel during the formation of EnerDel that were considered to be acquired for research and development purposes with no alternative future use (see Note 11 – Notes to Consolidated Financial Statements in Item 7 herein).

We are also exploring potential licensing transactions for acquiring additional battery and fuel cell technologies that we believe are worthy of commercializing and that complement our existing technology portfolios.

Government Regulation and Approvals

Certain aspects of production and transportation of batteries and fuel cells and their components or raw materials are regulated on the international, national and state levels, as well as by private commercial organizations. In addition to obtaining certain certifications that may be required on our products that we plan to sell on a standalone basis rather than in systems, there are various other approvals or certifications that we may need before we can sell certain of our proposed battery and fuel cell products such as “QPL” (Qualified Parts Laboratory – Crane, Indiana) for military sales and “UL” (Underwriters Laboratory) for sales generally. (Certain certifications, such as UL, may not be required for products imbedded into systems, e.g., for certain OEM applications.)

Transportation of battery products is regulated by the U.S. Department of Transportation and other governmental departments and agencies. Their approvals may be required before we can ship our products on a commercial basis.

In addition to the foregoing, we must comply with environmental regulations. While we believe that we have obtained all necessary environmental approvals and permits necessary for the current conduct of our operations, environmental regulations may become more stringent, increasing the cost of compliance and the risk of failure to comply. In particular, there are environmental laws that provide for strict, unlimited liability in connection with releases of “hazardous substances.” In the manufacturing of batteries and components and materials for batteries, we use a number of hazardous substances that are regulated by these environmental laws. While we believe that we have minimized environmental risks in our Ft. Lauderdale facility by operating with an essentially “closed” system – i.e., a system that is self-contained and that recycles substantially all of the materials used in the system, we are currently classified as a “small generator of hazardous waste” for that facility and operate in accordance with the regulations for this class of business. At this time, our costs for maintaining environmental, health and safety compliance are not material.

We are currently in the process of obtaining ISO9001:2000 certification (see previous discussions of this above) for various aspects of our lithium battery components manufacturing. Our ability to obtain this certification would indicate to our potential customers that we meet the independent international quality idea and maintenance standards that have been accepted by a substantial number of major manufacturing companies around the world. We view such certification as an important factor in establishing our credibility with our intended customers.

ITEM 2: PROPERTIES

Description of Property

Our headquarters are located in a new 9,000 square foot facility in Ft. Lauderdale, Florida that we leased beginning in February 2004. The facility was finished to our office layout specifications and contains additional space for expansion. The lease is for a term of six years, and the monthly rent is currently approximately $11,000 plus operating costs.

Ener1 Battery owns a manufacturing facility, consisting of land and a 22,000 square foot building located in Ft. Lauderdale, Florida. This building is 25 years old, and we have added more than $500,000 in improvements to make the building suitable for our lithium battery manufacturing equipment. Ener1 Battery has guaranteed our performance of our obligations under $20 million of senior secured convertible debentures due January 2009 that we issued in January 2004. The real property and manufacturing facility owned by Ener1 Battery, as well as the production equipment located at the manufacturing facility, is pledged to secure the obligations of Ener1 Battery under this guarantee. As of March 31, 2005, $19,700,000 in aggregate principal amount of our these senior secured convertible debentures due January 2009 was outstanding.

Some of our computers, additional office equipment and other equipment of ours and our subsidiaries are subject to security interests granted in connection with our receipt of purchase money financing or refinancing for this equipment.

Beginning in October 2004, our subsidiary EnerDel subleased 56,219 square feet of manufacturing and office space in Indianapolis, Indiana from Delphi Automotive Systems, LLC. EnerDel’s Indianapolis lithium battery manufacturing equipment is located in this facility. This lease expires in January 2007. The monthly rent is $45,636.89. At the expiration of the lease term, EnerDel is required to reimburse Delphi for $487,129 for certain improvements allocated to the leasehold premises, unless the landlord agrees to extend the lease term.

Our NanoEner, Inc. subsidiary leases 1,720 square feet of industrial and office space approximately one mile from our headquarters in Ft. Lauderdale, Florida. This space is used primarily for NanoEner’s prototype equipment and operations. The initial term of the lease expires during the summer of 2005.

Investment Policies

We do not have specific limitations on the percentage of our assets that may be invested in any one investment. There is no specific shareholder vote requirement regarding changes in this policy. Generally, we acquire assets primarily for operating purposes and not for capital gains or income per se.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

On November 24, 2004 (the “Record Date”), our Board of Directors voted unanimously to authorize and recommend that its shareholders approve a proposal to increase our authorized shares of common stock to 750,000,000 shares by amending our articles of incorporation. On the Record Date, our majority shareholder, owning approximately 88% of our issued and outstanding shares of common stock — approved the amendment by written consent. No other shareholders of the Company voted on the matter. If the amendment was not adopted by written consent, it would have been required to be considered by the our shareholders at a special or annual stockholders meeting convened for the specific purpose of approving the amendment. In order to eliminate the costs and management time involved in holding a special meeting, our Board of Directors and our majority shareholder elected to approve the amendment by written consent in accordance with our organizational documents and Florida law.

On or about December 6, 2004 an information statement filed with the SEC describing the amendment was furnished to our shareholders as of the Record Date. The amendment became effective on December 29, 2004.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUERPURCHASE OF EQUITY SECURITIES

        Our common stock was traded on The NASDAQ Stock Market® until October 2001. As of October 29, 2001, our shares were quoted on the OTC Bulletin Board under the ticker symbol INPM. On October 23, 2002, we amended our Articles of Incorporation to change our name from Inprimis, Inc. to Ener1, Inc. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol ENEI. On March 28, 2005 the closing sales price of our common stock was $.65.

        The OTC Electronic Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the counter (OTC) equity securities. OTC Electronic Bulletin Board securities are traded by a community of registered market makers that enter quotes and trade reports.

        The following table sets forth the high and low prices for our common stock for the period indicated as reported by the OTC Electronic Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Fiscal Quarter Ended	High	Low
2003	March 31, 2003	.10	.03
	June 30, 2003	.65	.05
	September 30, 2003	.90	.24
	December 31, 2003	2.05	.58

2004	March 31, 2004	2.00	.65
	June 30, 2004	1.00	.45
	September 30, 2004	.75	.42
	December 31, 2004	1.06	.42

        As of March 28, 2005, there were 347,455,751 shares of common stock outstanding held by approximately 320 shareholders of record. This number does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

        We have not paid any dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock. The terms of our senior secured convertible debentures due January 2009 restrict our ability to pay dividends on our common stock until we have met certain milestones set forth in the debentures or until less than $100,000 in aggregate principal amount of the debentures remains outstanding.

RELATED STOCKHOLDER MATTERS

All issuances of securities during the year ended December 31, 2004 have been previously disclosed on current reports on Form 8-K and quarterly reports on Form 10-QSB.

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

Overview

During 2003, we devoted substantially all of our attention to the continued development of high energy lithium batteries and fuel cells and delivered several battery prototypes to prospective future customers.

In the second quarter of 2003, we transferred certain assets of our former Digital Media division to EnerLook Solutions, Inc. (now Ener EL Holdings, Inc. -“EnerLook”) in order to consolidate within EnerLook our set top box business, which delivered interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, we transferred net assets in the amount of approximately $1.0 million to EnerLook Solutions. In the fourth quarter of 2003, we decided to discontinue our involvement in EnerLook’s business and on December 15, 2003, we entered into an arrangement with T. & V. Rental Co., Inc. (TVR) under which TVR would manage EnerLook’s business and fund its operations for a six-month period in return for any profits earned from that business. TVR also was granted an option to purchase the assets of EnerLook if specific conditions were met. Accordingly, our EnerLook segment was deemed to be held-for-sale and its revenues, expenses, assets and liabilities are classified as discontinued operations. TVR exercised its option to purchase the assets of EnerLook, and in December 2004 we sold substantially all of the assets of EnerLook to TVR Communications LLC, in return for a 5% ownership position in TVR which was valued at $115,000.

We formed NanoEner, Inc. on April 2, 2004 to develop new markets and applications for our technologies to manufacture nanomaterials. We currently use our nanomaterials manufacturing technologies in the development of nanomaterials for lithium batteries and other high-energy storage devices.

During 2004, we substantially completed equipping our battery manufacturing plant in Ft. Lauderdale, Florida and began preproduction activities. Also during 2004, we and Delphi Corporation formed a new company called EnerDel, Inc., of which we own 80.5% and Delphi owns 19.5%. Delphi contributed to EnerDel its lithium battery manufacturing equipment, and EnerDel is leasing the associated space in Indianapolis, Indiana from Delphi. Delphi also contributed to EnerDel its lithium battery patents and rights in its lithium battery patent applications. Our subsidiary, Ener1 Battery Company, contributed to EnerDel its rights in its lithium battery patent applications, and Ener1 Ukraine contributed to EnerDel its patents and rights in patent applications. We intend to conduct all of our future battery related operations through EnerDel.

We formed a new subsidiary, EnerFuel, Inc., on October 29, 2004 to operate our fuel cell business.

In January 2005, we announced we had signed a letter of intent to acquire Giner Electrochemical Systems, L.L.C. (“GES”), a joint venture company established in 2000 by Giner, Inc., a 30 year old fuel cell research and development company, and General Motors Corporation. As part of this acquisition, if consummated, we would acquire GES’ long term contracts, patents for technologies in fuel cells and related products, such as electrolyzers for producing oxygen, the opportunity to work with General Motors’ in fuel cell research and development, and GES’ fuel cell scientists and engineers. Closing of the transaction is subject to board approval, satisfactory results of due diligence and negotiation and execution of definitive agreements. We can not provide assurance that we will enter into such an agreements that will be able to close the acquisition or that the closing will take place at any particular time.

Critical Accounting Policies

Deferred Tax Assets. We have recorded a deferred tax asset of approximately $43,595,000 at December 31, 2004, which is completely offset by a valuation allowance. Realization of approximately $17,000,000 of the deferred tax asset is limited to the extent we have offsetting income arising from appreciation of assets through January 2002, which we believe is unlikely. Realization of the balance of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

Depreciation and Amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

	Ener1, Inc.	Battery Company	EnerDel, Inc.	Ener1 Technologies
Building	Na	39 years	Na	Na
Building improvements	Na	Na	5 to 39 Years	Na
Furniture and fixtures	5 years	Na	5 years	Na
Equipment and machinery	5 years	Na	5 years	Na
Battery plant equipment	Na	Na	10 Years	Na
Computer and office equipment	3 years	Na	3 years	Na
Software	3 years	Na	3 years	Na
Automobile	3 years	Na	Na	Na
Telephone equipment	5 years	Na	7 years	Na

         Long-lived Assets: We account for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is determined when the sum of the undiscounted cash flows estimated to be generated by those assets is less than their carrying value. We recorded charges for asset impairment of $8.3 million in 2004.

         Stock Compensation: Options granted to employees under our stock option plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, we have continued to account for stock options under the intrinsic value method specified in APB 25. We have adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation” (“SFAS 123). Accordingly, compensation cost has been recognized for the stock option plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, our net loss and loss per share would have been as indicated below for the years ended December 31, 2003 and 2004:

	2003	2004
Net loss, as reported	$(8,917,848)	$(35,815,497)
Plus: compensation recorded for stock options issued
and variable options	397,025	714,090
Less: proforma stock based employee compensation	(363,031)	(2,087,314)

	$(8,883,854)	$(37,188,721)

Loss per share (including preferred stock dividends and accretion of discounts):
Basic and diluted as reported	$(.03)	$(0.11)
Basic and diluted proforma	$(.03)	$(0.11)

Results of Operations for Years Ended December 31, 2003 and 2004

         Net Sales We had no significant sales from continuing operations in 2003 or 2004

         Gross Profit: We had no significant gross profit from continuing operations in 2003 or 2004

         Net Loss: We incurred a Net Loss for the twelve months ended December 31, 2004 of $35,815,497. The net loss increased 301%, or $26.9 million due primarilyto an increase of 58% or $2.9 million in SGA; an increase of 120%, or $1.7 million in research and developement; an increase of 62%, or $0.6 million in intrest expense; $8.3 million in asset impairment charges; $3.3 million in manufacturing expenses; and, $14.9 million in charges to R&D for assets acquired for use in R&D efforts by our EnerDel subsidiary in the EnerDel transaction with Delphi Corporation and for which there was deemed to be no alternative future use. (See Note 11 - Notes to Consolidated Financial Statements.)

        Preproduction Expense: During 2004 we incurred $3,281,821 for expenses related to the start-up of our production facilities in our Ft. Lauderdale, Florida manufacturing plant. These expenses were for labor, materials and overhead consumed in the efforts, including training, to make our equipment and personnel ready to produce our products for sale.

        Research and Development Expenses: In 2003, we incurred $1,402,192 for research and development (R&D) expenses related to our battery and fuel cell businesses. In 2004 we incurred $18,012,332 for R&D expenses; $ 1,756,879 was for our battery business; $898,040 was for our fuel cell business; $434,337 was for our nanotechnology business; and, $14,923,076 for charges to R&D expense taken for the fair value of equipment, intangible assets and supplies transferred to our new subsidiary, EnerDel, Inc. (EnerDel), during the formation of EnerDel that were considered to be acquired for R&D purposes with no alternative future use (see Note 11-Notes to Consolidated Financial Statements).

        Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") related to continuing operations were $4,955,665 in 2003, and $7,835,128 in 2004, a year to year increase of $2,879,463. This increase in SG&A was primarily due to an increase of 58% or $1,358,000 in wages and related payroll taxes; an increase of 128% or $1,047,000 in professional fees ; an increase of 509% or $525,000 in outside services; an increase of 94% or $173,000 in insurance expenses; an increase of 100% or $134,000 in recruiting expenses; an increase of 19% or $42,000 in travel expenses; offset by a decrease of 47% or $142,000 in public relations expenses; a decrease of 20% or $67,000 in rent and utilities; and, a net decrease of 31% or $190,000 in all other expense categories.

        We and our majority shareholder, Ener1 Group, Inc., have shared some common facilities, personnel, and other resources. Allocation of expenses is made between these companies, utilizing systematic methods. These expenses, which were included in selling, general, and administrative expenses, were as follows for 2003 and 2004.

	2003	2004
1st Quarter	$211,580	$29,542
2nd quarter	193,516	(17,100)
3rd Quarter	86,062	50,312
4th Quarter	0	(2,661)

Total	$491,158	$60,093

        Loss from Asset Impairment: In 2004 we recorded a charge to earnings to recognize the impairment of a portion of our manufacturing related assets, the use of which was transferred to EnerDel. The amount of this charge was $8.3 million. Management determined that as a result of the reallocation of manufacturing capabilities caused in connection with the formation of EnerDel, we no longer expected to recognize revenues and positive net cash flows in excess of the equipment carrying values from the use of the equipment. The carrying value of the equipment was reduced to its estimated fair market value.

        Loss from Operations Held for Disposal: In 2004 we recorded a net gain of $105,572 on disposal of assets that were held for disposal. This gain was recorded as a result of the December 7, 2004 closing on the sale of substantially all of the assets of our 49% owned subsidiary EnerLook Healthcare Solutions, Inc. (see Notes 2 & 8 – Notes to Consolidated Financial Statements).

        Provision for Income Taxes: The effective tax rate in 2003 and 2004 was zero percent, due to increases in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

        As of December 31, 2004, our working capital had increased by $19.2 million from December 31, 2003. This increase was primarily the result of the sale of our equity and debt securities in the transactions described below. We had working capital of $11.8 million as of December 31, 2004.

        We had negative cash flows from operations of $5.4 million in 2003 and $13.9 million in 2004. Our total net losses were $8.9 million in 2003 and $35.8 million in 2004.

        On July 25, 2003, we issued 14,000,000 shares of our common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share for a total of $3.5 million in cash. In addition, we granted the following options to ITOCHU to increase its ownership of common stock at the following prices: During the six month period from July 25, 2003 through January 24, 2004, ITOCHU had the option to purchase up to 12,461,861 shares of our common stock, for $0.70 per share. During January 2004, ITOCHU exercised a portion of these options and purchased 1,500,000 shares for $1,050,000. All of the remaining $0.70 options expired. Also pursuant to the Subscription and Investment Agreement, during the period from January 25, 2004 through July 24, 2004, ITOCHU had options to purchase up to 9,346,396 shares of our common stock for $2.50 per share. In connection with ITOCHU’s exercise of its options, in January 2004 we amended our Subscription and Investment Agreement with ITOCHU to extend the exercise expiration date for the 9,346,396 options to January 31, 2005 and increased the exercise price for all of those options to $4.00 per share. These options expired on January 31, 2005.

In November 2003, we issued to Ener1 Group, Mike Zoi and Peter Novak a total of 17,027,579 shares of our common stock and warrants to purchase up to 18,494,767 shares of our common stock (warrants to purchase 9,247,383 shares were issued with an exercise price of $1.50 per share and warrants to purchase 9,247,384 shares were issued with an exercise price of $2.00 per share) in satisfaction of approximately $13,300,000 in debt including $11,700,000 in debt owed to Ener1 Group (including $4,800,000 in intercompany advances from Ener1 Group), $300,000 in debt owed to Mr. Zoi and $1,300,000 in debt owed to Dr. Novak. These funds were advanced by Ener1 Group, Mr. Zoi and Dr. Novak to the Company over the last two years to fund operations and equipment acquisitions. The accrued interest on the debt which was exchanged as of the date of the Debt Exchange was converted into two year promissory notes issued to Ener1 Group, Mr. Zoi and Dr. Novak, respectively, with principal amounts equal to the accrued interest on the notes that were exchanged, totaling $ 1,040,817. As a result of the exchange, Ener1Group received 14,829,288 shares and warrants to purchase up to 16,107,061 shares of common stock, Mr. Zoi received 399,876 shares and warrants to purchase up to 434,330 shares of common stock, and Dr. Novak received 1,798,415 shares and warrants to purchase up to 1,953,376.

Also in November 2003, Ener1 Group purchased 1,388,889 shares of common stock and warrants to purchase up to 1,505,232 shares (warrants to purchase 752,616 shares were issued with an exercise price of $1.50 per share and warrants to purchase 752,616 shares were issued with an exercise price of $2.00 per share), for an aggregate purchase price of $1,000,000.

In January 2004, we raised additional capital through the private placement of $20,000,000 in aggregate principal amount of our senior secured convertible debentures due 2009 (the January 2004 Debentures”) and warrants to purchase up to 16,000,000 shares of common stock. We used a portion of the proceeds to pay the expenses of the offering and to repay existing debt of $3,600,000, including related party debt and the promissory notes described above issued to Ener1 Group and Peter Novak in November 2003. We used the remaining proceeds for the purchase of manufacturing equipment and to fund general working capital requirements.

In October, 2004 we raised $15,000,000 additional capital through the private placement of 150,000 shares of our Series B convertible preferred stock. We contributed the gross proceeds, along with various equipment use rights and various intellectual property, to our newly formed EnerDel, Inc. subsidiary in return for 80.5% of EnerDel’s outstanding common stock. Delphi Automotive Systems, LLC and Delphi Technologies, Inc. together contributed their lithium battery related manufacturing equipment and intellectual property to EnerDel in return for 19.5% of EnerDel, Inc. outstanding common stock. (See Notes 11&12 – Notes to consolidated financial statements)

In March of 2005 we raised additional capital through the private placement of $14,225,000 in aggregate principal amount of our senior secured convertible debentures due March 2009 (“the March 2009 Debentures”) and warrants to purchase up to 7,526,250 shares of common stock. We used a portion of the proceeds to pay the expenses of the offering and we expect to use the remaining proceeds for the purchase of manufacturing equipment and to fund general working capital requirements.

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

Commitments and Contingencies

We receive communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of our products infringe the patent rights of third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our Company’s operating results, financial condition, or cash flows.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Annual Report and make forward looking statements in our press releases that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2005 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, cash flow from operations, available cash, operating costs, capital and other expenditures, financing plans, capital structure, contractual obligations, legal proceedings and claims, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our stock. The sections of this Annual Report which contain forward-looking statements include “Business”, “Properties”, “Legal Proceedings”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related Notes.

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

We have a history of operating losses.

We have experienced net operating losses since 1997, incurred negative cash flows from operations since 1999 and, as of December 31, 2004, had an accumulated deficit of $96 million. Cash used in operations for the years ended December 31, 2002, 2003, and 2004 was $7,600,000, $5,400,000, and $13,945,000 respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our energy-related technology and products will require significant additional capital investment.

The terms of our senior secured convertible debentures restrict our operations.

Our senior secured convertible debentures due 2009 contain restrictive covenants that limit our ability to, among other things:

•	dispose of assets;
•	incur debt;
•	pay dividends;
•	repurchase our capital stock and debt securities;
•	create liens on our assets; and
•	engage in transactions with our affiliates.

These covenants may significantly limit our ability to respond to changing business and economic conditions and to secure additional financing, and we may be prevented from engaging in transactions that might be considered important to our business strategy or otherwise beneficial to us.

We may never complete the research and development of commercially viable products.

Although we have conducted other business activities in the past, we have only recently reorganized our activities to focus on the development of energy and battery related products. We do not know when or whether we will successfully complete research and development of commercially viable energy products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to control the costs of manufacturing, and we cannot assure you that we will be able to sufficiently control these costs. We must complete substantial additional research and development before we will be able to manufacture a commercially viable battery product in commercial quantities In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims.

We have only recently acquired our energy business, and your basis for evaluating us is limited.

We acquired our energy products business in September 2002. Accordingly, there is only a limited basis upon which you can evaluate business and prospects. We have an unproven business plan and do not expect to be profitable for the next several years. During the past three years, we have shifted our business from providing engineering services and interactive products to focus primarily on developing technologies and products for the battery and fuel cell industries. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as a development stage company seeking to develop and manufacture new products.

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

Our energy products and technologies target emerging markets and we do not know the extent to which our technologies and products will be accepted. To date we do not have any commercially viable products. We must be able to develop a commercially viable product for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. Our target customers for our battery products include customers in the Department of Defense and military forces, and in the transportation, medical and other industries. We also plan to license our technologies for others to use to manufacture battery products for the consumer product sector. Our target fuel cell customers include automobile companies and other companies to whom we would license our fuel cell technologies for use in manufacturing fuel cell products and systems. We will need to develop or acquire adequate marketing and manufacturing capabilities in order to develop a commercially successful product. In addition, the development of a viable market for our products may be impacted by many factors which are out of our control, including:

•	the cost competitiveness of our products;
•	consumer reluctance to try a new product;
•	consumer perceptions of our products’safety;
•	regulatory requirements;
•	barriers to entry created by existing energy providers; and
•	emergence of newer, more competitive technologies and products.

'

We may need additional capital, which may not be accessible on attractive terms or at all.

For the last several years, we have financed our operations through the sale of our securities and by borrowing money. We may need to raise additional funds through public or private financing. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. The terms of our senior secured convertible debentures due 2009 prevent us from incurring additional debt until the registration statement registering the resale of the common shares underlying the debentures is declared effective; at such time, any additional debt we incur must be contractually subordinated, as to payment and liquidation, to the payment in full of the debentures. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, these transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely effect our financial condition.

We have no experience manufacturing battery products on a large-scale commercial basis and may be unable to do so.

Since we acquired our energy products business, we have focused primarily on research and development and have no experience manufacturing our battery products on a commercial basis. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our battery products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our battery products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, results of operations and prospects. Even if we are successful in developing our manufacturing capabilities and processes, we do not know whether we will do so in time to meet our battery product commercialization schedule, which calls for us to begin manufacturing our battery products by the end of 2005 and to produce commercial quantities of such products in 2006, or to satisfy the requirements of potential distributors or customers.

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

Our success depends in large part on our ability to retain and attract management and operating personnel, including our Chairman and Chief Executive Officer, Kevin P. Fitzgerald, our officers and other key employees. Our business requires highly skilled specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of Mr. Fitzgerald or other key officers or employees.

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

Ener1 is controlled by Ener1 Group, which owns approximately 88% of our outstanding common stock. Two of Ener1 Group’s board members are also members of our Board of Directors. Ener1 Group has the ability to exert substantial influence over all matters submitted to a vote of the stockholders of Ener1, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may view favorably.

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

Provisions of our certificate of incorporation and Florida law could discourage potential acquisition proposals and could delay or prevent a change in control of us. These provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock. These provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, the Board of Directors, without further stockholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Page
Financial Statements
Report of Independent Registered Public Accounting Firm	26
Consolidated Balance Sheet	27
Consolidated Statements of Operations	28
Consolidated Statements of Stockholders' Equity	29
Consolidated Statements of Cash Flows	30-31
Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders
Ft. Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of Ener1, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 of the financial statements, the Company issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due in 2009, and recorded a discount on the debentures of $20,000,000 related to the issuance of warrants to purchase common stock of the Company and beneficial conversion features. Accordingly no monetary amount is reflected as a liability on the accompanying balance sheet, although $19,700,000 in aggregate principal amount of the debentures was outstanding at December 31, 2004.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ener1, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Kaufman, Rossin & Co., P.A.

Miami, Florida
April 13, 2005

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$14,090,858
Prepaid expenses	189,659
Due from related parties	118,638

Total current assets	14,399,155

Property and equipment, net (Note 5)	13,389,911
Investment in EnerStruct (Note 14)	1,185,364
Other Investments	265,000
Other assets	177,656

TOTAL ASSETS	$29,417,086

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,012,042
Accrued expenses and other liabilities (Note 7)	1,289,151
Current portion of bank installment loan payable (Note 9)	22,731
Liabilities of discontinued operations (Note 2)	306,907

Total current liabilities	2,630,831
Long Term Liabilities

Bank installment loan payable (Note 9)	91,583
$19,700,000 senior secured convertible debenture, net of discount of $19,700,000
attributable to warrants and beneficial conversion features (Note 10)	--

Total Liabilities	2,722,414

Commitments and contingencies (Note 18)	--
Redeemable preferred stock (Notes 11,12 & 20)	15,021,345
Minority Interest (Note 11)	3,951,139
Stockholders' equity:
Common stock, $.01 par value:
750,000,000 shares authorized and 347,455,751 shares issued and outstanding	3,474,558
Additional paid-in capital	100,246,447
Accumulated deficit	(95,998,817)

Total stockholders' equity	7,722,188

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,417,086

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2003	2004
Net sales (Note 22)	$26,739	$41,800
Cost of sales	31,069	10,283

Gross profit (loss)	(4,330)	31,517
Operating expenses:
Research and development (Note 11)	1,402,192	18,012,332
Selling, general and administrative	4,955,665	7,835,128
Manufacturing pre-production costs	--	3,281,821
Interest expense	942,425	1,523,401
Loss on impairment of assets (Note 17)	--	8,288,959

Total operating expenses	7,300,282	38,941,641

Loss from operations	(7,304,612)	(38,910,124)
Non-operating income (expense):
Interest income	1,352	113,469
Other income (expense), net	(7,458)	147,507
Equity in loss on investment in EnerStruct (Note 14)	(227,038)	(590,936)

Total non-operating income (expense)	(233,144)	(329,960)

Loss before minority interest, income taxes and discontinued operations	(7,537,756)	(39,240,084)
Minority interest (Note 11)	--	3,319,015
Income taxes (Note 6)	--	--

Loss from continuing operations	(7,537756)	(35,921,069)
Gain (Loss) from operations held for disposal (Note 2)	(1,380,092)	105,572

Net Loss	$(8,917,848)	$(35,815,497)
Preferred stock dividends and accretion of discounts (Note 12)	--	(904,214)

Net loss applicable to common stockholders	$(8,917,848)	$(36,719,711)

Weighted average shares	319,227,643	347,089,054
Loss from continuing operations including preferred stock dividends and accretion
of discounts - basic and diluted	$(.02)	$(.11)
Loss from discontinued operations - basic and diluted	$(.01)	$(.00)
Net loss per share - basic and diluted	$(.03)	$(.11)

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2002	309,447,020	$ 3,094,470	$54,826,449	$ (49,065,472)	$8,855,447
Employee stock purchase plan	4,000	40	128		168
Employee stock options exercised	1,052,346	10,524	43,494		54,018
Sale of common stock	14,000,000	140,000	3,360,000		3,500,000
Investment in Enerlook Healthcare
Solutions by minority interest			86,752		86,752
Stock issued for services	2,328,917	23,289	483,120		506,409
Capital contributions by majority
Stockholder (Note 16)			908,747		908,747
Stock options issued for services and
compensation due to variable options			397,025		397,025
Stock and warrants issued in exchange for
Debt (Note 15)	17,027,579	170,276	11,495,963		11,666,239
Sale of common stock and warrants to
majority stockholder (Note 15)	1,388,889	13,889	986,111		1,000,000
Guarantee of related party debt (Note 9)				(2,200,000)	(2,200,000)
Net Loss				(8,917,848)	(8,917,848)

Balance at December 31, 2003	345,248,751	$ 3,452,488	$72,587,789	$ (60,183,320)	$15,856,957
Employee stock options exercised	407,000	4,070	17,680		21,750
Exercise of stock options (Note 14)	1,500,000	15,000	1,035,000		1,050,000
Discount on issuance of senior secured debentures,
net of related placement costs of $1,473,438 (Note 10)			18,526,562		18,526,562
Conversion of senior secured debentures to common stock	240,000	2400	297,600		300,000
Warrants issued in connection with convertible
preferred stock (Note 12)			4,666,666		4,666,666
Common stock and stock options issued for services (Note 19)	60,000	600	1,312,239		1,312,839
Accretion of discount on preferred stock (Note 20)			(595,162)		(595,162)
Accrued dividends on preferred stock (Notes 12 & 20)			(309,052)		(309,052)
Warrants issued in connection with the formation of
EnerDel, Inc.(Note 11)			3,725,143		3,725,143
Discount on stock issued to minority stockholder (Note 11)			(1,018,018)		(1,018,018)
Net Loss				(35,815,497)	(35,815,497)

Balance at December 31, 2004	347,455,751	$ 3,474,558	$100,246,447	$ (95,998,817)	$7,722,188

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2004
OPERATING ACTIVITIES
Net loss	$(8,917,848)	$(35,815,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,500	200,567
Amortization of discount on senior subordinated debentures		300,000
Foreign currency transaction loss	3,279	--
Non-Cash research and development expenses (Note 11)		15,096,294
Asset impairment (Note 17)		8,288,959
Equity in loss from investment in EnerStruct (Note 14)	227,038	590,936
Compensation expense for stock and options issued for services (Note 19)	904,583	1,312,839
Minority interest (Note 11)	--	(3,319,019)
Non cash proceeds from sale of assets held for disposal (Note 2)	--	(115,000)
Change in assets and liabilities:
(Increase) decrease in:
Trade receivables	(26,739)	26,739
Prepaid expenses and other assets	102,239	(222,309)
Operating assets held for disposal (Note 2)	3,151,947	137,220
Increase (decrease) in:
Accounts payable	(288,146)	(362,578)
Accrued expenses and other liabilities (Note 7)	355,139	76,206
Liabilities and minority interest related to assets held for disposal (Note 2)	(1,009,712)	(140,480)

Net cash used in operating activities	(5,370,720)	(13,945,123)

INVESTING ACTIVITIES
Investment in EnerStruct (Note 14)	(2,003,339)	--
Investment in Splinex	--	(150,000)
Capital expenditures (Notes 4 & 5)	(876,485)	(1,053,687)

Net cash used in investing activities	(2,879,824)	(1,203,687)

FINANCING ACTIVITIES
Repayment of related party notes (Note 15)	--	(1,040,817)
Repayment of guaranteed related party debt (Note 9)	--	(2,200,000)
Repayment of mortgage payable (Note 9)	(27,357)	(703,896)
Repayment of short term note payable	(595,000)	--
Repayment of bank loan (Notes 9 & 10)	--	(1,600,000)
Repayment of bank installment loan (Note 9)	--	(14,246)
Proceeds from issuance of common stock to majority stockholder and employees	1,054,185	--
Proceeds from sale of stock to ITOCHU Corporation (Note 14)	3,500,000	--
Proceeds from advances from stockholders	4,228,210	--
Proceeds from exercised employee stock options	--	21,750
Proceeds from sale of preferred stock and warrants (Note 12)	--	15,000,000
Proceeds from exercise of options (Note 14)	--	1,050,000
Proceeds from issuance of senior secured convertible debentures, net of
costs of $1,473,438 (Note 10)	--	18,526,562
Proceeds from minority investment in subsidiary	85,602	--

Net cash provided by financing activities	8,245,640	29,039,353

Net increase (decrease) in cash and cash equivalents	(4,904)	13,890,543

Cash and cash equivalents at beginning of year	205,219	200,315
Cash and cash equivalents at end of year	$200,315	$14,090,858

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	2003	2004
Cash paid during the year for
Income taxes	$--	$--
Interest	206,750	1,236,803
Non-cash investing and financing activities:
Advances from stockholders converted to additional paid in capital (Note 16)	908,747	--
Loans and advances from stockholders converted to stock and additional
Paid in capital (Note 16)	11,666,239	--
Interest payable to related parties converted to debt (Note 15)	1,040,818	--
Reduction in property and equipment and accounts payable for adjustment
to purchase price of equipment	234,163	--
Equipment purchased not paid for as of year end	157,682	--
Reduction in property and equipment and due to stockholder	450,767	--
Intellectual property contributed by minority interest stockholder (Note 11)	--	5,100,000
Equipment contributed by minority interest stockholder (Note 11)	--	8,517,600
Supplies contributed by minority interest stockholder (Note 11)	--	143,476
Accrued dividends on preferred stock (Notes 11 & 12)	--	309,052
Accretion of discounts on preferred stock	--	595,162
Warrants issued in connection with the formation of EnerDel, Inc	--	3,725,143
Discount on stock issued to minority stockholder	$--	$1,018,018

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     NATURE OF BUSINESS

Nature of Business

Ener1’s primary lines of business consist of the development and marketing of advanced lithium batteries and certain battery components such as electrodes, fuel cells, fuel cell systems and components and nanotechnology-related manufacturing processes and materials. The Company’s current business line focus is the result of changes over the past several years arising from new investments in the Company, changes in research and development activities and acquisition of a battery business from its majority shareholder in 2002.

Ener1 is a Florida corporation founded in 1985. Ener1 was formerly named Inprimis, Inc. and before that it was named Boca Research, Inc. During 2002 and 2003, the Company manufactured set-top boxes and other digital entertainment products through subcontractors and marketed those products to the hospitality and healthcare markets through its 49% owned subsidiary EnerLook Solutions, Inc. (f/k/a EnerLook Health Care Solutions, Inc. and now known as Ener EL Holdings, Inc.)(“EnerLook”), and to other markets through its former Digital Media Technologies Division. In 2003, the majority of the assets in the Digital Media Technologies Division were transferred to EnerLook (see “Discontinued Operations and Sale of Assets of EnerLook” below).

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and as a result of subsequent transactions, owned, along with its affiliates, approximately 88% of the outstanding common stock of the Company as of March 31, 2005.

One of Ener1 Group’s subsidiaries, Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”), became a wholly owned subsidiary of the Company on September 6, 2002 when the Company acquired 100% of its outstanding capital stock from Ener1 Group. Ener1 Battery’s business of developing and marketing lithium ion and other lithium technology batteries is now operated by the Company’s EnerDel subsidiary (see below).

Concurrent with the acquisition of the Battery Company in 2002, the Company began to transition its business away from the set-top box and engineering services businesses of its Digital Media Technologies Division and EnerLook and to focus instead on the clean energy business and lithium batteries in particular. In addition, the Company recently began developing fuel cells and systems and components for fuel cells, and the fuel cell operations of the Company have continued to expand through 2004.

In January 2002, the Company began to develop products for neutralizing the harmful effects of electromagnetic radiation in electric power transmission lines and equipment through its wholly owned subsidiary, Ener1 Technologies, Inc. (“Technologies”). Technologies is a development stage company and it has not recorded any revenue since its formation.

In August 2003, the Company formed a joint venture company, named EnerStruct, Inc., with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to EnerStruct some of their respective battery technologies for use in Japanese markets.

On September 12, 2003, the Battery Company finalized the acquisition of Ener1‘s research and development partner company in Ukraine, known as Ener1 Ukraine (“Ener1 Ukraine”). Ener1 Ukraine conducts research and development activities for the Company at facilities in Ukraine. Ener1 Ukraine’s battery-related patents and rights patent applications were assigned to EnerDel in October 2004.

The Company formed NanoEner, Inc. (“NanoEner”) on April 2, 2004 to develop new markets and applications for Ener1‘s proprietary technologies to manufacture nanomaterials. Ener1 currently uses its nanomaterials manufacturing technologies in the development of nanomaterials for lithium batteries and other high-energy storage devices.

On October 20, 2004, the Company and a unit of Delphi Corporation each contributed lithium battery related assets to EnerDel, Inc., which was formed on October 18, 2004 in preparation for that transaction. The Company owns 80.5% of the outstanding stock of EnerDel, and Delphi owns 19.5%. All of the Company’s lithium battery business has been conducted through EnerDel since its formation.

The Company formed a new subsidiary, EnerFuel, Inc., on October 29, 2004 for use in conducting the Company’s fuel cell related operations.

2.    DISCONTINUED OPERATIONS AND SALE OF ASSETS OF ENERLOOK

On December 15, 2003, the Company, EnerLook, Ener1 Group and T.& V. Rental Co., Inc. (“TVR”) entered into an arrangement pursuant to which (1) TVR agreed to manage EnerLook’s business for up to six months in return for any profits earned by EnerLook, (2) EnerLook was granted the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR’s outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company’s stock held by Ener1 Group; and (3) TVR was granted the option to acquire substantially all of the assets of EnerLook in exchange for 5% of a limited liability company that would own all the respective assets of TVR and EnerLook, such option to become exercisable if EnerLook did not exercise the option described in clause (2) above. EnerLook did not exercise the option described in clause (2) and on June 15, 2004, TVR notified EnerLook of TVR’s intent to exercise its option to acquire substantially all of the assets of EnerLook, and the EnerLook employees became employees of TVR Communications, LLC, a limited liability company formed by TVR to hold all of TVR’s and EnerLook’s assets. The Company, EnerLook, Ener1 Group and TVR Communications, LLC entered into an Asset Purchase Agreement dated as of September 30, 2004, providing for the sale of substantially all of EnerLook’s assets to TVR Communications, LLC, in exchange for a 5% membership interest in TVR Communications, LLC. The asset sale to TVR closed on December 7, 2004.

TVR paid EnerLook approximately $550,000 to fund EnerLook’s operations from December 15, 2003 through June 15, 2004 and the 5% membership interest acquired from the December 7, 2004 asset sale to TVR was valued at $115,000, which amount is included in gain (loss) from operations held for disposal on the accompanying consolidated statements of operations.

The Company’s Digital Media/EnerLook segment was deemed by the Company to be held-for-sale, and certain of the revenues, expenses, assets and liabilities of this segment were classified as discontinued operations. Substantially all remaining resources were redirected to the Company’s continuing operations, accordingly, these costs are included in continuing operations.

3.     SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries: Ener1 Battery Company; Ener1 Technologies, Inc; EnerNow Technologies, Inc.; Boca Research of Delaware, Inc.; Boca Research International, Inc.; Boca Research Holland B.V.; Boca Research (UK) Limited; Boca Research International Holdings Ltd.; Boca Global, Inc.; AppsCom, Inc.; Ener1 Ukraine; EnerDel, Inc. (80.5% owned); NanoEner, Inc.; and EnerFuel, Inc. It also includes as discontinued operations the Company’s 49% owned subsidiary, EnerLook Solutions, Inc. Intercompany accounts and transactions have been eliminated in consolidation. EnerDel, NanoEner, EnerFuel, and Ener1 Ukraine (see above) have ongoing operations. The Battery Company operations are limited as of October 20, 2004 to holding real estate, the use of which is made available to EnerDel under certain agreements. Ener1 Technologies has also conducted operations, but is not currently active.

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

The Company has recorded a deferred tax asset of approximately $43,595,000 at December 31, 2004, which is completely offset by a valuation allowance. Realization of approximately $17 million of the deferred tax asset is limited to offsetting income arising from appreciation of assets through January 2002, which the Company believes is unlikely. Due to the change in control in 2002, realization of the balance of the deferred tax asset is dependent on generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category

	Ener1, Inc.	Battery Company	EnerDel, Inc.	Ener1 Technologies
Building	Na	39 years	Na	Na
Building improvements	Na	Na	5 to 39 Years	Na
Furniture and fixtures	5 years	Na	5 years	Na
Equipment and machinery	5 years	Na	5 years	Na
Battery plant equipment	Na	Na	10 Years	Na
Computer and office equipment	3 years	Na	3 years	Na
Software	3 years	Na	3 years	Na
Automobile	3 years	Na	Na	Na
Telephone equipment	5 years	Na	7 years	Na

Long-lived Assets: The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets to be held are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment is determined when the sum of the undiscounted cash flows estimated to be generated by those assets is less than their carrying value. See note 17 for a discussion of asset impairment.

Loss Per Share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per share is computed by dividing income or loss available to common stockholders by the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding (all related to outstanding stock options and warrants discussed in Note 19) unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the years ended December 31, 2003 and 2004. Securities that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted loss per share because their effect was anti-dilutive are discussed in Note 19.

Stock Compensation: Options granted to employees under the Company’s Stock Option Plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost has been recognized for the stock option plans only when the exercise prices of employee stock options are less than the market prices or fair values of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the years ended December 31, 2003 and 2004:

	2003	2004
Net loss, as reported	$(8,917,848)	$(35,815,497)
Plus: compensation recorded for stock options and variable options	397,025	714,090
Less: proforma stock based employee compensation	(363,031)	(2,087,314)

Net loss, proforma	$(8,883,854)	$(37,188,721)

Loss per share (including preferred stock dividends and accretion of discounts):
Basic and diluted as reported	$(.03)	$(0.11)
Basic and diluted proforma	$(.03)	$(0.11)

Investment in EnerStruct: The Company’s 49% investment in EnerStruct is accounted for on the equity method (See Note 14).

Research and Development Costs, including the cost of equipment and other assets used in research and development activities that do not have alternative future use, are expensed as incurred.

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

Issuance or sale of stock by subsidiary: Changes in the Company’s equity in a subsidiary caused by issuances or sales of the subsidiary’s stock are accounted for as capital transactions.

Recently Issued Accounting Pronouncements and Interpretations:

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and revised it in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R was effective for the first interim period ending after March 15, 2004 for all new and existing variable interest entities. The adoption of this Statement did not have a material impact on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in ARB No. 43, “Inventory Pricing, ” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, which is effective for fiscal periods beginning after June 15, 2005. In the past, the net book value of the assets relinquished in a non-monetary transaction was used to measure the value of the assets exchanged. Under SFAS No. 153, assets exchanged in a non-monetary transaction will be at fair value instead of the net book value of the asset relinquished, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized at the date of grant in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective at the beginning of the first interim or annual period beginning after December 15, 2005. The impact of adoption of Statement 123(R) cannot be accurately predicated at this time since it will depend on levels of share-based payments in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the note above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The Company expects to adopt Statement 123(R) on January 1, 2006.

Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, trade receivables, accounts payable, and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments or the fact that they are carried at fair value, as applicable. The carrying value of the bank installment loan approximates fair value as the interest rates are not significantly different from the current market rates available to the Company for similar type loans. The fair value of the Senior Secured Convertible Debentures approximates the face amount based upon a discounted cash flow analysis using the Company’s incremental borrowing rate for similar types of borrowing arrangements. The carrying value of redeemable preferred stock approximates fair value.

Foreign Currency Transactions: The recorded balances that are required to be paid in foreign currencies at December 31, 2004 are adjusted to reflect the exchange rate at the balance sheet date.

4.     SEGMENT REPORTING

As of December 31, 2004 the Company is organized based upon the following segments: Digital Media Division / EnerLook (which is classified as discontinued operations), EnerDel, Inc., EnerFuel, Inc., NanoEner, Inc., Ener1 Battery Company, and Ener1 Technologies, Inc. EnerDel, Inc. develops and markets advanced lithium batteries. EnerFuel, Inc. develops and markets fuel cells and fuel cell systems. NanoEner, Inc. is developing nanotechnology related manufacturing processes and materials. Ener1 Battery Company provides equipment and facilities to EnerDel, Inc.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	2003	2004
Net sales
Ener1 Battery Company	26,739	41,800
Discontinued Segments	2,682,418	--

Net sales	2,709,157	41,800
Interest expense
Corporate	177,649	1,523,401
Ener1 Battery Company	764,776	--

Interest expense	942,425	1,523,401

Depreciation and amortization expense
Corporate	620	73,157
Ener1 Battery Company	124,028	112,005
Ener1 Technologies, Inc.	2,852	--
EnerDel, Inc.	--	14,565
EnerFuel	--	156
NanoEner	--	684
Discontinued Segments	130,861	--

Total depreciation and amortization expense	258,361	200,567

Net loss
Corporate	(3,981,863)	(9,250,224)
Minority interest	--	3,319,015
Ener1 Battery Company	(3,412,806)	(11,048,923)
Ener1 Technologies, Inc.	(143,087)	(22,357)
EnerDel, Inc.	--	(17,251,347)
EnerFuel	--	(923,689)
NanoEner	--	(743,544)
Discontinued Segments	(1,380,092)	105,572

Net loss	(8,917,848)	(35,815,497)

Assets
Corporate	2,152,944	2,938,192
Ener1 Battery Company	22,136,918	1,393,459
Ener1 Technologies, Inc.	9,540	--
EnerDel, Inc.	--	25,075,741
EnerFuel	--	8,705
NanoEner	137,220	989

Total assets	24,436,622	29,417,086

Capital expenditures
Corporate	11,566	306,246
Ener1 Battery Company	864,919	614,281
EnerDel, Inc.	--	116,786
EnerFuel	--	2,101
NanoEner	--	14,273
Discontinued Segments	2,353

Total capital expenditures	878,838	1,053,687

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2004::

	Corporate Division	Battery Company	EnerDel, Inc.	Ener1 Technologies, Inc.	Total
Building		1,545,412			1,545,412
Building/Leasehold Improvements	14,195		656,890		671,085
Software	44,991		22,932		67,923
Computer and office equipment	102,826		106,596		209,422
Furniture and fixtures	48,894		10,170		59,064
Machinery and equipment	76,835		10,776,314	(1)	10,853,149
Telephone equipment	1,431		19,942		21,373
Automobile	173,575				173,575

Total Cost	462,747	1,545,412	11,592,844		13,601,003
Less: Accumulated Depreciation	74,347	122,180	14,565		211,092

Net property and equipment	388,400	1,423,232	11,578,279		13,389,911

(1)	Principally all held for production and not currently being used or depreciated.

The building and certain machinery and equipment owned by the Battery Company (which machinery and equipment are substantively owned by EnerDel) are pledged as security under the terms of the Company’s senior secured convertible debentures due January 2009 (see Note 10).

Depreciation expense for property and equipment for the years ended December 31, 2003 and 2004 was $127,500 and $200,567, respectively.

6.     INCOME TAXES

Deferred income tax assets in the accompanying balance sheet as of December 31, 2004 are attributable to the following items:

Goodwill	2,001,000
Depreciation, amortization and start-up costs	120,000
Federal and state net operating loss carryforwards	32,666,000
Impairment losses	3,119,000
R&D expenses taken on equipment and intellectual property	5,616,000
Other	73,000
Gross deferred tax asset	43,595,000
Valuation allowance	43,595,000

The Company has Federal and Florida net operating loss carryforwards available to offset future taxable income of approximately $84 million and $75 million, respectively. The federal net operating loss carryover will begin to expire in 2018, while the Florida net operating loss carryforward will begin to expire in 2011. Due to the change in ownership in January 2002, carryforwards approximating $51 million are subject to substantial restrictions and may only be utilized to offset approximately $40,000 of annual taxable income as well as any unrealized appreciation on assets existing at the time of the ownership change.

A valuation allowance is provided when it is more likely than not that some portion of the Company’s deferred tax assets will not be realized. Management has evaluated the available evidence about the Company’s future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by $22.1 million in the year ended December 31, 2004. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

                The components of income taxes (benefit) in the accompanying statements of operations are as follows:

	2003	2004
Federal:
Current	$0	$0
Deferred	0	0

Total	$0	$0

State:
Current	$0	$0
Deferred	0	0

Total	$0	$0

The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:

	2003		2004
Statutory rate applied to loss before income taxes	35.0%		35.0%
Decrease in income taxes (benefit) resulting from:
Rate differential	(1	.0)%	(1	.0)%
Valuation allowance	(40	.0)%	(39	.0)%
State income tax benefit	6.0%		5.0%

7.     ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities principally consist of accrued salaries, bonuses and related benefits and accrued professional fees.

8.     CONSOLIDATION OF 49% SUBSIDIARY (ENERLOOK SOLUTIONS, INC.)

When formed in February 2002, EnerLook was a 51% subsidiary of the Company. In early 2003, EnerLook issued 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and 125,000 shares to an employee, reducing the Company’s ownership to 49%. Ener1 Group owns 43% of the outstanding common stock of EnerLook. Since EnerLook was formed, the Company has consolidated EnerLook’s results of operations and its balance sheet as part of the Company’s consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to 49% does not materially reduce the control the Company exercises over EnerLook’s operations. Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations.

In the second quarter of 2003, the Company transferred certain assets of its Digital Media division to EnerLook in order to consolidate the Company’s set top box business, which delivers interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million. In December 2003, management decided to discontinue the operations of this segment and conveyed operating control of this operating segment to T. & V. Rental Co., Inc. (TVR) a third party. In December, 2004 the Company sold substantially all of the assets of EnerLook to TVR (see Note 2).

9.     DEBT AND DEBT GUARANTEES

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

In January 2004, the Company issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009, and warrants to purchase up to 16,000,000 shares of common stock, in a private placement (Note 10). In connection with the issuance of the debentures, the Company was required to have all security interests in the land, building, patents, and production equipment owned by the Battery Company released. In order to effect this release, in January 2004, the Company paid $2,200,000 to the Italian Bank to satisfy the Italian Company’s obligations, and paid all of the outstanding balances due to Interbay Funding and to Petersburg Joint Stock Bank Tavricheskiy.

In March 2004, the Battery Company obtained a loan secured by a vehicle. The total amount due under the loan is $125,000 plus interest payable over 5 years in equal monthly payments of approximately $2,600.

10.     SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

In January 2004, the Company issued $20,000,000 in aggregate principal amount of 5% senior secured convertible debentures due January 2009. The interest rate under these debentures is currently 15%. The Company’s obligations under the debentures are collateralized by the land and building owned by the Battery Company, as well as by certain battery production equipment owned by the Battery Company and substantively transferred to EnerDel. The debentures are convertible into common stock of Ener1 at an initial conversion price of $1.25 per share. As part of the transaction, the Company issued warrants with a ten-year term to purchase a total of 16,000,000 common shares at an initial price of $2.51 per share. Proceeds from the sale were used to pay expenses of the sale and repay debt, including $1,040,817 owed to related parties. Direct costs associated with the debentures of approximately $1,473,000, including $1,200,000 of investment banking fees, were incurred.

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

In applying the provisions of the above pronouncements, the Company recorded a discount on the convertible debentures in the amount of $20,000,000. This discount is being accreted to interest expense using the interest method over the life of the debentures (five years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Total interest expense on the debentures for the twelve months ended December 31, 2004 was $1,195,392. Interest expense recorded related to the accretion of the discount for the year ended December 31, 2004 was $300,000. The remaining discount on the convertible debentures as of December 31, 2004 was $19,700,000, after early conversion of $300,000 of debentures.

Interest expense related to the accretion of the discount for the calendar years ending after December 31, 2004 is expected to be as follows and would be accelerated upon early conversion or default of the instrument:

Year ended December 31, 2005	$-0-
Year ended December 31, 2006	$-0-
Year ended December 31, 2007	$-0-
Year ended December 31, 2008	$-0-
Year ended December 31, 2009	$19,700,000

Subject to the conditions and limitations specifically provided in the Securities Purchase Agreement under which the debentures were sold, the holders of the debentures have the right to convert, at any time and from time to time after the issue date, all or any part of the outstanding and unpaid principal amount of the debentures into shares of the common stock of the Company. During the year ended December 31, 2004, $300,000 in principal amount of the debentures was converted into common stock of the Company at the conversion price of $1.25 per share in accordance with the terms and conditions of the debenture. The discount associated with the conversion of $300,000 of principal was $300,000 and was recognized as interest expense in accordance with generally accepted accounting principles.

Under the terms of the debentures interest is due quarterly and the interest rate was to remain at 5% if the Company achieved certain milestones set forth in the debentures by July 19, 2004. The Company did not achieve these milestones and, as a result, the interest rate charged on the debentures was increased to 7.5%, effective July 19, 2004. In addition, the company did not achieve certain milestones as of January 21, 2005 and accordingly, the interest rate increased to 15%.

Notwithstanding the financial statement presentation required by the above pronouncements, the Company remains legally obligated to repay the aggregate principal amount of the outstanding debentures plus all accrued interest thereon at the rate(s) set forth in the debentures. As of December 31, 2004, $19,700,000 in aggregate principal amount of the debentures was outstanding. The principal amount of any debentures that are converted to common stock of the Company pursuant to the terms of the debentures shall not be deemed outstanding immediately following such conversion.

11.     ENERDEL FORMATION

On October 26, 2004, the Company combined its lithium battery assets with those of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) into a newly organized Delaware corporation, EnerDel, Inc. (“EnerDel”). The Company completed the transactions pursuant to, among other documents, a Formation, Subscription and Stockholders’ Agreement (the “Formation Agreement”) by and between the Company and Delphi, dated as of October 20, 2004. Pursuant to the Formation Agreement, the Company received 80.5% of EnerDel’s issued and outstanding shares of common stock in consideration for the contribution by the Company and its subsidiaries of the following assets to EnerDel:

•	$15 million in cash;

•	the right to use certain lithium battery related equipment in Ener1 Battery Company’s Ft. Lauderdale manufacturing facility valued at $11,938,315, along with a nominally-priced purchase option for such equipment, which option is exercisable only upon termination of the security interest granted in favor of the holders of the Debentures;

•	Ener1 Battery’s battery-related intellectual property portfolio, which is licensed to Ener1 for non-lithium battery uses under an exclusive, perpetual and royalty-free license; and

•	Ener1 Ukraine’s battery-related intellectual property portfolio, which is licensed to Ener1 for non-lithium battery uses under an exclusive, perpetual and royalty-free license.

In addition, Ener1 Battery agreed to make available to EnerDel space in Ener1 Battery’s building in Fort Lauderdale containing Ener1 Battery’s above-described battery related equipment. Ener1 also caused to be licensed to EnerDel certain vapor deposition technology for lithium battery use.

Pursuant to the Formation Agreement, Delphi received:

•	19.5% of EnerDel's issued and outstanding shares of common stock;

•	8,000 shares of EnerDel’s 8.25% Series A Preferred Stock with an aggregate face and liquidation value of $8 million (the “Series A Preferred Stock”) (see Note 20);

•	immediately exercisable warrants with a ten year term to purchase up to 1.75 million shares of the Company's common stock for $0.70 per share; and

•	immediately exercisable warrants with a ten year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share.

This transaction resulted in a charge to additional paid in capital of approximately $1 million resulting from Ener1’s contribution of assets in excess of its proportionate ownership.

The Series A Preferred Stock was exchangeable, at any time prior to January 31, 2005, at the option of the holder, into up to 6,956,521 shares of Ener1 common stock, based on an exchange rate of 869.5652 shares of our common stock for each share of Series A Preferred Stock. The holder of the Series A Preferred Stock did not exercise its option to exchange its shares into Ener1 common stock.

The Series A Preferred Stock must be redeemed by EnerDel for cash, at the liquidation value plus accrued and unpaid dividends upon certain circumstances (including the completion of an initial public offering of EnerDel’s common stock). If the Series A Preferred Stock is not redeemed within four (4) years after issuance, then at the holder’s option, it may be redeemed by EnerDel at the liquidation value plus accrued and unpaid dividends in exchange for cash, an EnerDel promissory note, or a combination of both, at EnerDel’s option, such note to be payable in four equal quarterly installments and bearing interest at 8.25% per annum.

In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related equipment valued at $8,517,600 and its lithium battery-related patent portfolio valued at $5,100,000, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contain lithium battery operations.

Pursuant to the Registration Rights Agreement dated as of October 20, 2004 by and between the Company and Delphi Automotive, the EnerDel shares of common stock issued in the transaction and the shares of its common stock issueable upon exercise of the EnerDel warrants are subject to demand, piggyback and other registration rights. In addition, pursuant to the Formation Agreement, the Company and Delphi have agreed to provide one another with certain tag-along rights and rights of first refusal in the event either party desires to sell any of its respective EnerDel securities received in the transaction.

A number of the assets transferred from Delphi and Ener1 during the formation of EnerDel were considered to be assets to be used in Research and Development Activities (R&D) because the assets were being used in product development and prototyping efforts at the time of the transfer. It is anticipated that EnerDel will continue to use the transferred assets in R&D activities on future product development and prototyping projects and alternatively EnerDel intends to use certain of the transferred assets for production of lithium batteries in response to anticipated future customer orders. As such uses are contingent upon the successful completion of current R&D projects, this equipment was expensed to R&D upon acquisition in accordance with SFAS No.2.

Statement of Financial Accounting Standards No.2 Accounting for Research and Development Costs” require that assets to be used in R&D activities are to be immediately charged to income unless an “alternative future use” for the asset exists. AICPA Practice Aid, “Assets Acquired in a Business Combination to be Used in Research and Development Activities” states that for an asset acquired for use in an R&D activity to have an alternative future use; (a) “it is reasonably expected that the combined enterprise will use the asset acquired in the alternative manner” and that the asset “embodies an anticipated capacity singly or in combination with other assets, to contribute directly or indirectly to future net cash flows (“economic benefit”) from that alternative use;” (b) “the combined enterprise’s use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date),” and (c) “is identified by the acquiring company at the acquisition date.”

Though the Company intends to use the equipment in future product development projects and for future production it is unable to specifically identify the projects or products at this time due to the indeterminable nature of specific future customer needs and therefore does not meet the requirement (c) above for “alternative future uses”. Similarly, because of the currently indeterminable nature of future customer needs, a projection can not be made of the “economic benefit” of specific future R&D projects or of future anticipated customer production and therefore the Company does not meet the requirement (a) above for “alternate uses”. Finally, because future specific customer requirements may require modification, or further development, of the transferred assets before future product development projects or customer production can commence, the Company does not meet the requirement (b) above.

Consequently, due to the inability to meet the requirements for “alternate future uses” above, the Company has charged Research and Development (R&D) expense for the value of the certain assets that were transferred to EnerDel at its formation. The schedule below illustrates the R&D charges:

Value of machinery and equipment transferred from Ener1 Battery Company to be	$1,162,000
used in research and development activities
Value of intellectual property transferred from Delphi	5,100,000
Value of machinery and equipment transferred from Delphi	8,517,600
R & D materials acquired from Delphi	143,476

Total charges to research and development for transferred assets	$14,923,076

12.     SALE of SERIES B PREFERRED STOCK and WARRANTS to PURCHASE COMMON STOCK

In order to finance its contribution of $15 million in cash to EnerDel (see Note 11), the Company entered into a Subscription Agreement as of October 15, 2004, with Cofis Compagnie Fiduciaire S.A., a Swiss trust company (“Cofis”). The securities issued pursuant to the Subscription Agreement are beneficially owned by an affiliate of Ener1 Group, Inc., the Company’s majority shareholder.

The Company issued the following securities to Cofis in exchange for an aggregate purchase price of $15 million in cash:

•	150,000 shares of Series B 7% Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred”) (see Note 20);

•	a warrant to purchase 4,166,666 shares of common stock at an exercise price of $1.25 per share; and

•	a warrant to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share.

The Series B Preferred has a liquidation preference of $100.00 per share. Dividends accrue on each share of Series B Preferred at the annual rate of seven percent of the liquidation value and are payable semi-annually, beginning November 1, 2005. Dividends are payable in the form of additional shares of Series B Preferred for the first two years following issuance of the Series B Preferred and in cash thereafter, and, as of December 31, 2004, there was an accrued dividend payable recorded of $204,247.

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

The Series B Preferred is redeemable by the Company at any time in part or whole at 100% of the liquidation value, plus accrued and unpaid dividends. Any such redemption at Ener1‘s option would only be effected with consent of Debenture holders pursuant to the terms of the documents related to the Debentures. The Series B Preferred is redeemable at the option of the holder once 100% of the Debentures are converted or repaid.

Each of the warrants has a term of ten years and may be exercised in whole or in part at any time prior to the expiration of the warrants. The exercise price must be paid in cash. The holder of the warrants may not transfer the warrants without Ener1‘s consent.

13.     AGREEMENT WITH ENER1 GROUP

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

In March, 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred shares, and warrants to purchase 13,889 shares of the Company’s common stock, for an aggregate purchase price of $250,000.

14.     ITOCHU CORPORATION INVESTMENT and INVESTMENT in ENERSTRUCT

On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation, under which the Company issued 14,000,000 shares of its common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share, for $3.5 million. In addition, the Company granted the following options to ITOCHU to increase its ownership of common stock at the following prices: During the six month period from July 25, 2003 through January 24, 2004, ITOCHU had the option to purchase up to 12,461,861 shares of common stock, for $0.70 per share. During January 2004, ITOCHU exercised a portion of these options and purchased 1,500,000 shares for $1,050,000. During the period from January 25, 2004 through January 31, 2005, ITOCHU has the option to purchase up to 9,346,396 shares of common stock for $4.00 per share. These options expired unexercised on January 31, 2005.

Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for a 49% ownership interest in EnerStruct. ITOCHU owns the remaining 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At December 31, 2004 the Company’s original investment in EnerStruct was reduced by $817,974 which represents the Company’s share of EnerStruct’s losses through that date.

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

Summarized information of EnerStruct is as follows as of December 31, 2004 and for the twelve month period then ended:

Cash	$1,534,000
Total assets	1,857,000
Total liabilities	63,000
Net loss	$ 1,206,000

15.     DEBT EXCHANGE AGREEMENT with ENER1 GROUP, MR. ZOI and DR. NOVAK, and ADDITIONAL INVESTMENT BY ENER1 GROUP

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

16.     RELATED PARTY TRANSACTIONS:

During 2003 the Company leased a portion of its office facilities from Ener1 Group. The Company also shared common facilities, personnel and other resources with Ener1 Group. Allocation of expenses has been made between these parties utilizing systematic methods. The net expense allocated to the Company during 2003 aggregated approximately $244,000. During 2003, $908,747 of accumulated allocations was converted to capital. There was no expense allocated to the Company for shared resources during 2004 as the Company leased its own office space in January 2004 and no longer shares personnel and other resources with Ener1 Group.

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed the Company for the actual cost of these services and employees. During 2004, Ener1 Group and its subsidiaries billed the Company $127,585 and the Company billed Ener1 Group and its subsidiaries $187,678, in each case for services and employees of the other party. As of December 31, 2004, the net balance due to the Company from Ener1 Group and its subsidiaries was $118,638.

The Company, its wholly owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) entered into a Merger Agreement dated as of June 9, 2004, and amended as of October 7, 2004, providing for the merger of Acquisition with and into Splinex. Upon closing, which occurred in January 2005, the Company received 5,000,000 shares of Splinex common stock, which represented 5% of the outstanding shares of Splinex common stock, and, in accordance with the Merger Agreement, the Company declared a dividend to distribute these shares to the Company’s shareholders of record as of January 17, 2005. Closing of the merger was subject to the satisfaction of certain conditions, including, among others, the effectiveness of the registration statement on Form S-1 filed on June 24, 2004 by Splinex with the Securities and Exchange Commission to register the dividend by the Company of the shares of Splinex common stock to be issued in the merger.

In accordance with the First Amendment to the Agreement and Plan of Merger, the Company paid $150,000 of expenses incurred in connection with Splinex’ Registration Statement.

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

17.     ASSET IMPAIRMENT AND OTHER CHARGES

The Company recorded a charge to earnings in 2003 to recognize the impairment of a technology license in the amount of $1,046,250, which is included in loss from operations held for disposal in the accompanying statement of operations. Management determined during the fourth quarter of 2003 that the Company would not allocate the resources necessary to develop the technology required to recognize revenues related to the license. The carrying value of the license was reduced to its estimated fair market value.

In 2004 the Company recorded a charge to earnings to recognize the impairment of a portion of its manufacturing related assets, the use of which was transferred to EnerDel. The amount of this charge was $8,288,959. Management determined that with the reallocation of manufacturing capabilities caused by the formation of EnerDel, The Company no longer expected to recognize revenues and positive net cash flows in excess of the equipment carrying values from the use of the equipment. The carrying value of the equipment was reduced to its estimated fair market value which was determined based upon a valuation of the equipment performed in accordance with the provisions of SFAS No.144.

18.     COMMITMENTS AND CONTINGENCIES

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

In October 2004, the Company entered into a sublease agreement with the minority interest shareholder of Delphi for office and warehouse facilities in Indianapolis, Indiana. The lease provides for monthly rent of approximately $46,000, plus maintenance and other charges, and expires in January 2007. The lease also provides for a payment of $487,129 to the landlord at the expiration of the sublease term. In accordance with Statement of Financial Accounting Standards No. 13, the Company records rent on a straight-line basis over the term of the lease. Accordingly, the Company has recorded approximately $52,000 in deferred rent at December 31, 2004, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheet.

Approximate future minimum payments for all operating leases for years subsequent to December 31, 2004 are as follows:

2005	$759,000
2006	765,000
2007	757,000
2008	233,000
2009	239,000
Thereafter	40,000

$2,793,000

19.     STOCK OPTION AND PURCHASE PLANS

In April and May of 2002, the Board of Directors and shareholders adopted the 2002 Stock Participation Plan (the “2002 Plan”) pursuant to which, the number of shares of Common Stock reserved for grants thereunder was set at 6,836,503 shares. The 2002 Plan also provides that no more than 1,500,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 2002 Plan, incentive stock options or nonqualified stock options may be issued to persons selected by the administrators of the Plan from a class of employees, officers, and consultants, including non-employees who render valuable contributions to the Company. The exercise price of the options (which in the case of an incentive stock option cannot be less than the fair market value of the common stock on the date of grant or less than 110% of fair market value in the case of employees or officers holding 10% or more of the voting stock of the Company) shall be as determined by the Compensation Committee of the Board of Directors. The 2002 Plan replaces the Company’s 1992 Stock Option Plan. However, any options issued and still in effect under the 1992 Plan follow the rules of the 1992 Plan.

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

The Company entered into an Employment Agreement with Kevin Fitzgerald, the Company’s Chief Executive Officer which was effective as of September 8, 2003. Pursuant to this Agreement, Mr. Fitzgerald was granted options to purchase 9,716,716 shares of common stock at an exercise price of $0.30 per share, vesting ratably in equal amounts on the first day of each month for a period of 36 months, beginning October 1, 2003. The Company recorded compensation related to the issuance of these options of approximately $65,000 during 2003 and $193,000 during 2004. Mr. Fitzgerald’s Employment Agreement also provides that the Company will award additional options to him: (1) on December 31, 2004, equal to 1% of the then fully diluted common stock as of that date, at an exercise price equal to $500,000,000 divided by the number of fully diluted shares of common stock as of that date, vesting ratably in each of the 24 months following that date; and (2) on December 31, 2005 equal to 0.5% of the then fully diluted common stock as of that date, at an exercise price equal to $1 billion divided by the number of fully diluted shares of common stock as of that date, vesting ratably in each of the 24 months following that date. On December 31, 2004, pursuant to his Employment Agreement, Mr. Fitzgerald was awarded options to purchase 5,159,943 shares of common stock at an exercise price of $0.97 per share which vest ratably in each of the following 24 months.

Advisory Committee Options

The Company has issued options to three individuals who are members of its Advisory Committee to its Board of Directors. These individuals are not members of the Board, but act in an advisory role only. The Advisory Committee Members and the number of options granted to each are as follows: (1) Philip Carlson – 150,000; ITOCHU Corporation (in behalf of Toshihiko Fujioka) — 70,000; and (3) Wilson Greatbatch – 100,000. The Company recorded approximately $130,000 in compensation expense in 2004 related to these options.

EnerDel Stock Options

EnerDel, Inc., a subsidiary of the Company, will issue options to purchase the common stock of EnerDel, as incentive compensation to its employees. Currently, the EnerDel Stock Option Plan is planned to have 5,000,000 shares with which to fund such options. As of December 31, 2004 EnerDel had promised to grant options to purchase 3,040,000 shares of EnerDel common shares.

Pankaj Dhingra Options

Pankaj Dhingra, President of the Company’s Energy Group, was granted, pursuant to the terms of an employment agreement with the Company, options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.50 per share, vesting in three equal annual installments, beginning one year from the option grant (December 15, 2004), and 2,000,000 shares of the common stock of the Company’s EnerDel, Inc. subsidiary at an exercise price equal to the net book value per share of EnerDel common stock outstanding at the time of the option grant, vesting in three equal annual installments beginning one year from the option grant. If and when the cumulative revenue of the Company’s Energy Group reaches $50 million, the Company will grant to Mr. Dhingra options to purchase an additional 1,000,000 shares of EnerDel common stock at an exercise price equal to two times the net book value per share of EnerDel common stock on December 15, 2004.

Consultants’ Options

In January 2004, the Company issued warrants to purchase 200,000 shares of common stock to a consultant. The warrants have an exercise price of $0.10 per share and expire in January 2006. The Company recorded approximately $324,000 in compensation expense in 2004 related to these warrants.

In January 2004, in connection with securing the Debentures, the Company issued warrants to purchase 1,920,000 shares of common stock to a consultant. The warrants have an exercise price of $2.51 and expire 10 years from the grant date. The value of these warrants of approximately $2.2 million, is included in additional paid in capital as offering costs.

In May 2004, the Company awarded options to acquire 300,000 shares of common stock to various employees of Enerstruct. The options have an exercise price of $.50 per share, vest over 5 years and expire in May 2014. The Company recorded approximately $61,000 in compensation expense in 2004 related to these warrants.

A summary of the status of the Company’s employee stock options as of December 31, 2003 and 2004 and changes during the years ended on those dates is presented below:

	2003 Shares	2003 Weighted Average Exercise Price	2004 Shares	2004 Weighted Average Exercise Price
Outstanding at beginning of year	948,679	$0.16	10,665,716	$ 0.29
Granted	11,101,716	$0.28	11,019,943	$ 0.79
Exercised	1,052,346	$0.05	407,000	$ 0.05
Cancelled/terminated	332,333	$0.05	250,000	$ 0.15
Outstanding at end of year	10,665,716	$0.29	21,028,659	$ 0.56
Exercisable at end of year	1,682,802	$0.22	4,801,790	$ 0.36

The following table summarizes information about employee stock options outstanding at December 31, 2004.

Range of Exercise Price	Number Outstanding at 12/31/04	Options Outstanding Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Options Exercisable Number Exercisable at 12/31/04	Weighted-Average Exercise Price
$0.30	9,716,716	8.3	$0.30	4,318,540	$ 0.30
$0.88-0.97	5,729,943	9.9	$0.96	35,000	$ 0.88
$4.93	22,000	7.0	$4.93	22,000	$ 4.93
$0.57-0.76	550,000	8.5	$0.69	241,667	$ 0.68
$0.055	70,000	8.0	$0.06	70,000	$ 0.06
$0.10	1,550,000	9.0	$0.10	--	$ --
$0.50	1,525,000	9.5	$0.50	--	$ --
$1.09	1,865,000	9.0	$1.09	114,583	$ 1.09

The weighted average fair value of the options granted during 2003 and 2004 was estimated at $0.84 and $0.59, respectively, based upon the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 100%, weighted average risk-free interest rate of approximately 3.50% and 3.50%, respectively, and expected lives of three to ten years.

In addition to the above employee stock options, at December 31, 2003 the Company had the following options and warrants outstanding:

a)	In connection with the purchase of common stock of the Company, Itochu obtained options to acquire up to

12,461,861 shares of common stock at $0.70 per share, of which 1,500,000 were exercised in January 2004, and options to acquire 9,346,396 shares of common stock at $4.00 per share as discussed in Note 14.

b)	In connection with the Debt Exchange Agreement discussed in Note 15, certain majority stockholders were granted warrants to acquire an aggregate of 20,000,000 shares of common stock at $1.50 — $2.00 per share.

c)	In 2002, in connection with the merger of the Company and Ener1 Battery, the majority stockholder obtained warrants to purchase up to 69,000,000 shares of common stock at $0.08 per share. In January 2004, the stockholder a) agreed that the Company was not required to reserve shares for issuance upon the exercise of the warrants until such time as sufficient authorized shares become available.

20. REDEEMABLE PREFERRED STOCK

EnerDel Series A Preferred Stock

On October 20, 2004, the Board of Directors of EnerDel Inc. approved the creation of EnerDel Series A Preferred Stock. The shares of such series were designated: Non Voting, Cumulative and Redeemable Series A Preferred Stock, with a par value of $ 0.01, and a Face Value of $1,000. There are 500,000 shares authorized and 8,000 shares outstanding at December 31, 2004.

The holders of EnerDel Series A Preferred Stock are entitled to receive dividends as declared by the Board of Directors at the rate of 8.25% of the Face Value per share, per annum, payable in cash annually, commencing on December 31, 2005, and thereafter on the last day of December of each year that any EnerDel Series A Preferred Stock is outstanding.

The shares of Series A Preferred Stock are redeemable as follows: a) EnerDel may acquire shares in the market; b) if EnerDel proposes to register shares of common stock under the Securities Act of 1933, then EnerDel must redeem all Series A Preferred Stock in full, including all accrued and unpaid dividends for cash, from the proceeds received from the closing of such completed public offering; c) all EnerDel Series A Preferred Stock must be redeemed in full, including all accrued and unpaid dividends, concurrently with and out of the proceeds of the completion of any public offering for cash registering EnerDel Common Stock for stockholders of EnerDel that have contractual rights to require EnerDel to register shares of common stock as part of such proposed registration; d) in the event that EnerDel has not redeemed all shares of EnerDel Series A Preferred Stock on or before the 4th anniversary of the date of the certificate, then the holder(s) of the EnerDel Series A Preferred Stock shall have the option to require EnerDel company to redeem all of the EnerDel Series A Preferred Stock within 10 days after notifying the company of their exercise of such option.

The initial carrying amount of the EnerDel Series A Preferred Stock was recorded at its’ fair value of $3,700,000. The carrying amount of the EnerDel Series A Preferred Stock was increased by $299,531 due to accretion of the discount, and by $130,192 due to accrued dividends. The carrying amount of the EnerDel Series A Preferred Stock at December 31, 2004 was $4,129,723.

Ener1, Inc. Series B Convertible Preferred Stock

On October 13th, 2004 the Board of Directors of Ener1, Inc. approved the creation of Ener1 Series B Convertible Preferred Stock. The shares of such series were designated: Series B Convertible Preferred Stock, with a par value of $0.01, and a Face Value of $100. There are 180,000 shares authorized and 150,000 shares outstanding at December 31, 2004.

The Ener1 Series B Convertible Preferred Stock ranks: a) junior to any other class or series of capital stock of Ener1 hereafter created, specifically ranking by its terms, senior to the Ener1 Series B Convertible Preferred Stock; b) senior to Ener1‘s common stock; c) senior to any class or series of capital stock hereafter created not specifically ranking by it’s terms senior to the Ener1 Series B Convertible Preferred Stock; and, d) pari passu with any class or series of capital stock created specifically ranking by its terms on parity with the Ener1 Series B Convertible Preferred Stock.

The holders of Ener1 Series B Convertible Preferred Stock are entitled to dividends payable: a) semi-annually, in arrears, on November 1 of each year during which the Ener1 Series B Convertible Preferred Stock is outstanding beginning November 1, 2005; b) for the first two years after issuance of the Ener1 Series B Convertible Preferred Stock, payment-in-kind, in the form of additional shares of Ener1 Series B Convertible Preferred Stock, at the rate of 7.0% of the Face Value; c) thereafter, in the form of cash at the rate of 7.0% of the Face Value. The dividends are cumulative.

The shares of Ener1 Series B Convertible Preferred Stock are redeemable by Ener1 at any time in part or whole at 100% of the Face Value, plus accrued and unpaid dividends. The Ener1 Series B Convertible Preferred Stock is redeemable by the holder when 100% of the Corporation’s 5% Senior Secured Debentures due January 20, 2009 (Note 10) are liquidated. If liquidation of the 5% Senior Secured Debentures occurs in full before January 20, 2009, redemption shall be in 24 equal monthly installments beginning 30 days from the date of notice by the holder.

On October 15, 2004 the Company entered into a subscription agreement with Cofis Compagnie Fiduciaire S.A., for the sale of 150,000 shares of the Ener1 Series B Convertible Preferred Stock, and warrants to purchase 4,166,666 shares of the Company’s common stock at an exercise price of $1.25 and warrants to purchase 4,166,666 of the Company’s common stock at an exercise price of $1.50 per share for an aggregate consideration of $15,000,000.

The initial carrying amount of the Ener1 Series B Convertible Preferred stock was recorded at its fair value. The company, utilizing the Black Scholes Model calculated the discount on the preferred stock attributed to the warrants to be $4,666,666. The carrying amount of $10,333,334, which is net of discounts, was recorded as Redeemable Preferred Stock. The carrying amount will be periodically increased by accretion of the discount and dividends charged to Paid-in-Capital. The carrying amount of the Ener1 Series B Convertible Preferred Stock at December 31, 2004 was $10,891,622; consisting of the original net fair value of $10,333,334; accretion of the discount of $354,041; and accrued dividends of $204,247.

The table below is an explanation of the components of redeemable preferred stock as of December 31, 2004

	Ener1 Series B	EnerDel Series A	Total
Carrying amount	$10,333,334	$3,700,000	$14,033,334
Accumulated accretion of discounts	354,041	299,531	653,572
Accrued dividends	204,247	130,192	334,439

	$10,891,622	$4,129,723	$15,021,345

21.     SAVINGS PLAN

In January 1992, the Board of Directors adopted a Savings Incentive Plan (the “Savings Plan”) pursuant to Section 401(k) of the Internal Revenue Code. This plan was terminated effective November 2003.

While the plan was effective all employees were eligible to participate in the Savings Plan upon completion of six months of employment. Each employee could elect to contribute to the Savings Plan through payroll deductions in an amount not to exceed the amount permitted under the Internal Revenue Code. The Company had the discretion to make matching contributions on behalf of the participants. Employees were fully vested in their contributions. Company contributions vested at a rate of 33% on each anniversary date of employment. Amounts credited to an employee’s account could have been distributed to the employee at the earliest of (a) the termination of the employee’s employment with the Company; (b) the termination of the Plan; or (c) a withdrawal due to financial hardship. Under the Internal Revenue Code, neither the employee nor Company contributions to the Savings Plan were taxable to the employee until such amounts were distributed to the employee. However, contributions made by the Company were tax deductible. During the years ended December 31, 2003 and 2004 the Company’s contribution expense to the Savings Plan aggregated $7,037 and $0, respectively.

22.     CONCENTRATION OF CUSTOMERS

One customer accounted for 100% of sales for the year ended December 31, 2004. Four customers accounted for approximately 47%, 16%, 13%, and 11%, respectively, of sales for the year ended December 31, 2003.

23.     FOURTH QUARTER RESULTS

As discussed further in Notes 11 and 17, during the quarter ended December 31, 2004, the Company recorded research and developement expenses of $14,923,076 relating to certain assets transferred to EnerDel and charges to earnings to recognize impairment of a portion of its manufacturing related assets aggregating $8,288,959.

24.     SUBSEQUENT EVENTS

Splinex closing

The Company and its wholly-owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”) and Splinex Technology, Inc. (“Splinex”) entered into a merger agreement in June 2004. In accordance with that merger agreement, Acquisition was merged into Splinex. The Company received 5,000,000 shares of Splinex common stock in the merger and declared a dividend of these shares of Splinex common stock (the “Distribution”) to the Ener1 shareholders of record as of January 17, 2005, prorata in accordance with their respective ownership interests in the Company. After the Distribution, Ener1 shareholders owned approximately 5% of the outstanding common stock of Splinex.

7.5% senior secured debentures due 2009

On March 11, 2005, the Company entered into a securities purchase agreement under which Ener1 agreed to issue $14.225 million in aggregate principal amount of 7.5% Senior Secured Convertible Debentures (the “Debentures”) and Warrants to purchase 7,112,500 shares of common stock of Ener1. The securities were issued on March 14, 2005. The Debentures mature on March 14, 2009. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31, beginning March 31, 2005. The interest rate will increase to 15% per year if Ener1 fails to meet certain milestones as of the first anniversary of the date of issuance of the Debentures.

The Debentures are convertible by the holder at any time prior to maturity into shares of common stock of the Company, initially at $1.00 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the conversion price. Ener1 may require that a specified amount of the principal of the Debentures be converted if the Milestones are satisfied for a period of 22 consecutive trading days.

At any time on or after March 14, 2008, Ener1 may prepay some or the entire principal of the Debentures at a price of one hundred and three percent (103%) of the amount of unpaid principal, plus accrued interest. Upon certain change in control events or upon an event of default (as defined in the Debentures) a holder may require Ener1 to repurchase such holder’s Debentures in cash at the price specified in the Debentures.

The Debentures are senior to Ener1‘s existing and future indebtedness and pari passu with Ener1‘s Senior Secured Debentures due 2009 issued in January 2004 (the “Existing Debentures”). The Security Agreement provides that Ener1 will grant a security interest in favor of the investors in certain collateral if certain events occur.

In connection with the issuance of the Debentures, Ener1 issued warrants to the investors to purchase an aggregate of up to 4,267,500 shares at $1.15 per share and an aggregate of up to 2,845,000 shares at $1.25 per share. The initial exercise prices are subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price. Ener1 also agreed to issue Warrants to purchase up to 426,750 shares to SG Cowen & Co., LLC, which acted as placement agent for the private placement.

The Warrants are exercisable (in whole or in part) at any time on or before March 14, 2010.

If Ener1 or any of its subsidiaries issue capital stock prior to March 15, 2006, the purchasers of the Debentures have the right, with certain exceptions, to purchase up to twenty percent of the capital stock issued by Ener1 or its subsidiary.

Ener1 will be required to make certain payments to the holders of the Debentures and the Warrants if certain deadlines are not met or if a shelf registration statement is otherwise unavailable for the resale of the securities.

GINER TRANSACTION

As of January 7, 2005 Ener1, Inc. has entered into non-binding letters of intent to acquire 100% of the outstanding membership interests of Giner Electrochemical Systems, LLC (“GES”), a privately held company located in Newton, Massachusetts, that specializes in the development and testing of fuel cell technologies and products. GES is currently owned by Giner, Inc. and General Motors Corp. (“GM”).

Under the proposed terms of the acquisition, GES would maintain its existing GM multi-year contracts and its research and development relationship with GM going forward.

Completion of the acquisition is subject to various conditions, including due diligence, necessary corporate and other applicable approvals, and negotiation and execution of definitive transaction agreements.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls

                There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS, OFFICERS AND CONTROL PERSONS

The term of office of each of our directors will expire at our next shareholders meeting. Our directors and executive officers are as follows:

Name	Age	Position
Kevin P. Fitzgerald	48	Director, Chairman of the Board and Chief Executive Officer
Karl Gruns	57	Director
Mike Zoi	39	Director
Peter Novak	52	Director
Carlos E. Mendez-Penate	53	Director
Ronald N. Stewart	57	Director, Executive Vice President, General Counsel and Secretary
Randall Paulfus	58	Chief Financial Officer
Pankaj Dhingra	44	President, Energy Group and President, EnerDel, Inc.

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

Karl Gruns has been a director of Ener1 since August 1999. He is a Certified Public Accountant. Since 2001, Mr. Gruns has owned and operated a management consulting practice in Germany for international clients. From 1998 to 2001, he was Chief Financial Officer of Infomatec Integrated Information Systems AG. Previously, Mr. Gruns owned and operated an audit and consulting practice, and he was formerly with KPMG Certified Public Accountants. He is Chairman of the Board for sportwetten.de AG, a publicly traded company in Germany.

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

Dr. Peter Novak has been a director of Ener1 since February 2002. Since 2001, he has been the Chief Technology Officer and a director of Ener1 Group. Since 1991, Dr. Novak has worked with Mike Zoi, focusing on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked with Mr. Zoi to form On Power Battery s.r.l. (subsequently renamed Ener1 s.r.l.). Dr. Novak has been the “sole administrator”, a position equivalent to president, and sole director, for Ener1 s.r.l. Ener1 s.r.l. commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak worked with Mr. Zoi to manage the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development, developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere, and also assisted Mr. Zoi in the business matters referred to under Mr. Zoi’s background description above. In 2001, Dr. Novak and Mr. Zoi formed Ener1 Holdings, Inc. (now Ener1 Group, Inc.). As Chief Technology Officer of Ener1 Group, he is responsible for all technology development, licensing and patent matters. He also assists in the management of the business affairs of Ener1 Group.

Ronald N. Stewart has been a director since 2002 and serves as our Executive Vice President, General Counsel and Secretary. He has been our General Counsel since April 2002 when he joined Ener1 Group and Ener1. He was also our Chief Executive Officer from May 2003 to September 2003 and our Chief Financial Officer from August 2003 to November 2003. He is Chief Operating Officer of Ener El Holdings. Prior to joining Ener1 Group and Ener1, from 1999 to 2002, Mr. Stewart was engaged in private law practice as a sole practitioner where he counseled clients primarily in mergers and acquisitions, corporate and securities matters, government and commercial contracts, and technology and software licensing. From August 1989 to April 1999, Mr. Stewart worked in the Office of General Counsel at ICF Kaiser International, Inc., an international consulting, engineering and construction firm, where he was vice president and assistant general counsel.

Carlos E. Mendez-Peñate has been a director of Ener1 since 2005. He is a partner in the law firm of Thompson & Knight LLP. From 1998 through 2004, he was a partner in the law firm of Coudert Brothers, LLP. Mr. Peñate is admitted to practice law in New York, Connecticut and Florida. His practice focuses on representation of multinational and foreign corporations, partnerships, and investment funds, in all aspects of mergers and acquisitions, financings, private equity investments, and securities offerings in Latin America and elsewhere; representation of multinational oil companies in emerging market investments; and representation of foreign high net worth families and individuals. Mr. Peñate graduated from the Yale undergraduate and law schools.

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

Pankaj Dhingra, President of our Energy Group, joined Ener1 in December 2004. During the period from 1999 to his appointment with the Company, Mr. Dhingra worked for Delphi Corporation. He was Assistant Finance Director, Delphi Energy and Chassis Division from 1999 to 2001 and Business Line Executive, Energy Management, from 2001 to 2004. From 1993 to 1999, Mr. Dhingra worked for General Motors Corporation in various financial and management positions, most recently as Director, Strategic Planning, for that company’s international operations.

Meetings of the Board of Directors

        The board of directors held three meetings during 2004. Each incumbent director attended at least 50% of the aggregate of the total number of meetings of the board of directors and the total number of meetings held by all committees of the board of directors on which he or she served.

Committees of the Board of Directors

        The board of directors has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Governance and Nominating Committee.

        The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls and internal auditing methods and procedures. The Audit Committee also recommends to the board the appointment of our independent public accountants. The Audit Committee held four meetings during 2004.

        The sole member of the Audit Committee of the Board of Directors is Karl Gruns, who is “independent” as defined under Rule 4200(a) (15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies. The Audit Committee is responsible for the appointment, compensation and oversight of the independent auditors. The Audit Committee also represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent auditors and with personnel from our internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices. The Board has also determined that Mr. Gruns meets the SEC criteria of an “audit committee financial expert.”

        The Governance and Nominating Committee is responsible for recommending to the full board candidates for officer positions and vacancies on the board. During 2004, the Governance and Nominating Committee consisted of our entire board, however the Governance and Nominating Committee did not meet during 2004.

Code of Ethics

        During the year ended December 31, 2004, we adopted a Code of Ethics. The code applies to our officers and directors. The code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission reports regarding their ownership and changes in ownership of the common stock. Based solely upon a review of copies of forms furnished to our company or written representations from certain reporting persons, certain of our officers and directors and holders of more than 10% of our common stock have not made required filings pursuant to Section 16(a) during the year ended December 31, 2004. We have instructed all insiders to file required reports and such persons have informed our company that they intend to make the required filings. Section 16(a), however, contains no provisions allowing an insider to file a late report.

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Kevin Fitzgerald,	2004	$343,911	$550,000	$ 13,461	(2)		5,159,143	--
Chief Executive Officer(1)	2003	$ 78,685	--	$111,605	(3)	$64,800	9,716,716	--

Pankaj Dingra,	2004	$ 13,654	$ 75,000	$ 481	(2)	--	1,000,000	--	(5)
President, EnerDel,
Inc.(4)

Ronald Stewart,	2004	$179,167	$ 75,000	$ 19,258	(2)	--	500,000	--
Executive VP, General,	2003	$126,000	$ 4,000	$ 37,755	(7)	$12,600	70,000	--
Counsel, Secretary, and	2002	$115,000	--	--			--	$ 1,167	(9)
Former Chief Executive
Officer. (6)

Randall Paulfus,	2004	$145,690	$ 3,000	$ 10,109	(2)	--	--	--
Chief Financial Officer (8)	2003	$ 21,125	--	--		--	200,000	--

(1)	Mr. Fitzgerald joined Ener1 in September 2003 as our Chief Executive Officer and is currently paid an annual salary of $350,000.

(2)	Amount represents accrued vacation earned and automobile allowance.

(3)	Includes $108,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares, and payment of $3,605 for accrued and unused vacation.

(4)	Mr. Dhingra joined Ener1 in December of 2004 as President of EnerDel, Inc. His annual salary is $300,000.

(5)	Mr. Dhingra was granted 2,000,000 options in EnerDel, Inc. on December 15, 2004.

(6)	Mr. Stewart became our Executive Vice President in 2003. He was our Chief Executive Officer from May 2003 to September 2003 and our Chief Financial Officer from August 2003 to November 2003. He has been our General Counsel since 2002.

(7)	Includes $21,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares and payment of $10,729 for accrued and unused vacation and a $6,026 car allowance.

(8)	Mr. Paulfus joined Ener1 in November 2003 as our Chief Financial Officer and is paid an annual salary of $155,833. In connection with Mr. Paulfus’ employment, Tatum CFO Partners was paid $30,167 in 2004.

(9)	Includes Ener1‘s contribution to the executive officer’s account under the Ener1 401(k) plan. Option Grants in Last Fiscal Year

The following table sets forth information with respect to the grant of options to purchase shares of our common stock during 2004 that were made to the named executive officers.

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2004	Exercise or Base Price ($/Share)	Expiration Date
Kevin Fitzgerald	5,159,943	51.85	0.97	12/31/2014
Ronald Stewart	500.000	4.99	0.10	2/13/2014
Randall Paulfus	--	--	--	--
Pankaj Dhingra	1,000,000	9.99	0.50	2/13/2014

Option Exercises and Year-End Option Values

The following table sets forth information with respect to the exercise by the named executive officers of options to purchase shares of our common stock during 2004 and the value of in-the-money options held by the named executive officers as of December 31, 2004.

Aggregated Option Exercises in 2004 and
2004-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/ at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End($) Exercisable/Unexercisable
Kevin Fitzgerald	--	--	4,048,632/10,828,027	$1,902,857/$2,664,000
Ronald Stewart	70,000	$68,950	250,000/250,000	$167,500/$167,500
Randall Paulfus	--	--	66,667/133,333	$667/$1,333
Pankaj Dhingra	--	--	0/1,000,000	$0/$270,000

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

On December 6, 2004 we entered into an employment agreement with Pankaj Dhingra, under which Mr. Dhingra serves as President of our Energy Group (consisting of our subsidiaries, EnerDel, Inc., EnerFuel, Inc. and NanoEner, Inc.) and President of EnerDel, Inc. Mr. Dhingra’s employment under the employment agreement commenced on December 15, 2004 and is for a term of 3 years.

Under the agreement, Mr. Dhingra will receive a base salary of $300,000 per year and be eligible to earn an annual bonus equal to up to 100% of his base salary, based on the achievement of certain business and personal performance objectives to be mutually agreed upon by Mr. Dhingra and our board. On December 15, 2004, Mr. Dhingra became entitled to receive options to purchase 1,000,000 shares of our common stock at an exercise price of $.50 per share, vesting in three equal annual installments, beginning one year from the option grant, and 2,000,000 shares of the common stock of our EnerDel, Inc. subsidiary at an exercise price equal to the net book value per share of EnerDel common stock outstanding at the time of the option grant, vesting in three equal annual installments beginning one year from the option grant. If and when the cumulative revenue of our Energy Group reaches $50 million, we will grant to Mr. Dhingra options to purchase an additional 1,000,000 shares of EnerDel common stock at an exercise price equal to two times the net book value per share of EnerDel common stock on December 15, 2004. If Mr. Dhingra’s employment is terminated without cause by us, or for “good reason” (as defined in the employment agreement) by Mr. Dhingra, we will pay him an amount equal to one year’s base salary and the pro rata portion of any annual performance bonus earned as of the termination date. Mr. Dhingra agreed not to compete with our Energy Division or solicit for employment any of the Energy Division’s employees during the term of the employment agreement and for one year following termination of his employment in certain circumstances.

Compensation of Directors

Directors who are employees of Ener1, namely, Mr. Fitzgerald and Mr. Stewart, receive salaries from us for their services as our officers. On January 1, 2003, we issued 50,000 shares of our common stock, $.01 par value, to Mr. Gruns, as compensation for his services as our director. Mr. Gruns is paid $10,000 per calendar quarter for his services as our outside director, plus $2,500 per quarter for his services as Chairman and Sole Member of our Audit Committee and specific cash amounts for his services on specific projects as our Independent Director. He also receives 50,000 options for our common stock each year as part of his director’s compensation for each additional year in which he serves as our director. He received $30,000 and 100,000 options for his services as a director in 2004, $10,000 for his services as Chairman and Sole Member of the Audit Committee during that period, and $5,000 for his services on specific projects as our Independent Director, all during 2004. During 2003, Mr. Zoi and Dr. Novak received annual compensation of $250,000 each and insurance benefits, as well as annual automobile allowances of $0 and $31,560, respectively. Dr. Novak and Mr. Zoi will continue to receive this compensation from Ener1 in 2005.

Carlos E. Mendez-Peñate received 100,000 options (vesting one third per year for each of the next three years) upon his appointment as director. He is paid $10,000 per quarter for his services as our outside director and 50,000 additional stock options (beginning December 31, 2005) for each additional year of services as our outside director.

All directors are reimbursed for expenses incurred to attend Board and Committee meetings. Other than as described in these paragraphs, our directors do not receive compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding common stock authorized for issuance under Ener1‘s equity compensation plans as of December 31, 2004:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans
Approved by Security Holders	5,182,000	$0.63	3,676,503
Equity Compensation Plans Not
Approved by Security Holders	15,446,659	$0.53	2,203,243
Total	20,628,659	$0.55	5,879,746

Security Ownership of Certain Beneficial Owners and Management

The table below contains information as of December 31, 2004 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, our Chief Executive Officer, our other four most highly compensated executive officers (our “named executive officers”) and our directors and named executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of December 31, 2004, there were 347,455,751 shares of common stock outstanding. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 500 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

Name	Amount of Beneficial Ownership	Percent of Class
Ener1 Group, Inc.(1)	393,356,886	90.62%
Kevin P. Fitzgerald(2)	5,860,442	1.66%
Boris Zingarevich (3)	200,000	*
Karl Gruns (4)	242,000	*
Mike Zoi (3)(5)	2,339,438	*
Peter Novak (3)(6)	5,257,023	1.5%
Ronald N. Stewart (7)	620,000	*
Randall Paulfus (8)	66,667	*
Pankaj Dhingra	*
All officers and directors as
A group (8 people) (3)	14,625,570	4.08

* Less than 1%.

(1)	Includes 86,612,293 shares issuable under outstanding warrants exercisable during the 60 day period following December 31, 2004. Mike Zoi, Dr. Peter Novak and Boris Zingarevich indirectly beneficially own 24.16%, 24.16% and 51.68%, respectively, of Ener1 Group’s outstanding securities.

(2)	Includes 5,483,442 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

(3)	The amount of securities shown does not include any securities indirectly beneficially owned through Ener1 Group.

(4)	Includes 192,000 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

(5)	Includes 1,939,562 shares issuable under outstanding warrants exercisable during the 60 day period following December 31, 2004.

(6)	Includes 3,458,608 shares issuable under outstanding warrants exercisable during the 60 day period following December 31, 2004.

(7)	Includes 250,000 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

(8)	Includes 66,667 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Allocation of Expenses to Us from Ener1 Group

We share office space with Ener1 Battery and Ener1 Group. During 2003 and a portion of 2004, we and Ener1 Battery utilized Ener1 Group personnel for various administrative and other functions, which included the services of Mike Zoi and Peter Novak. A portion of Ener1 Group’s expenses for such office space and personnel was allocated to us based on the usage by us and Ener1 Battery. Our portion of these expenses, including Ener1 Battery’s pro rata share of these expenses, was $491,158 in 2003 and $60,093 in 2004. We are no longer charged a portion of the expenses for these services because substantially all of the services involved are now provided to us by our own personnel.

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

Payments to Mr. Zoi and Dr. Novak

In November 2003, we reimbursed Ener1 Group, $128,586 and $113,915, representing our allocated share of expenses incurred by Ener1 Group for the annual salaries, automobile allowances and insurance benefits paid by Ener1 Group in 2002 to Mr. Zoi and Dr. Novak, respectively. At the same time, we also reimbursed Ener1 Group $82,516 and $71,862, representing our allocated share of expenses incurred by Ener1 Group in 2003 for the salaries, automobile allowances and insurance benefits paid to Mr. Zoi and Dr. Novak, respectively. In July 2003, we began making payments directly to Mr. Zoi and Dr. Novak, including annual compensation of $250,000 and $250,000, respectively, and their automobile allowances and insurance benefits. We will continue making these payments directly to Mr. Zoi and Dr. Novak in return for their services. We paid $46,450 and $32,125 for insurance benefits during 2004 for Mike Zoi and Peter Novak respectively.

Debt Exchange Agreement with Ener1 Group, Mr. Zoi and Dr. Novak

In November 2003, we issued 17,027,579 shares of common stock and warrants to purchase up to 18,494,767 shares of our common stock (warrants to purchase 9,247,383 shares were issued with an exercise price of $1.50 per share and warrants to purchase 9,247,384 shares were issued with an exercise price of $2.00 per share) in satisfaction of approximately $13,300,000 in debt including $11,700,000 in debt owed to Ener1 Group (including $4,800,000 in intercompany advances from Ener1 Group), $300,000 in debt owed to Mr. Zoi and $1,300,000 in debt owed to Dr. Novak. These funds were advanced by Ener1 Group, Mr. Zoi and Dr. Novak to us over the past two years to fund our operations. The accrued interest on the debt which was exchanged as of the date of the Debt Exchange was converted into two year promissory notes issued to Ener1 Group, Mr. Zoi and Dr. Novak with principal amounts equal to the accrued interest on the notes, totaling approximately $1,000,000. These notes were all paid in full with proceeds from our 5% Senior Secured Debentures issued in February 2004. As a result of the exchange, Ener1 Group received 14,829,288 shares and warrants to purchase up to 16,107,061 shares of common stock, Mr. Zoi received 399,876 shares and warrants to purchase up to 434,330 shares of common stock, and Peter Novak received 1,798,415 shares and warrants to purchase up to 1,953,376 shares of common stock.

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

Pursuant to an agreement dated October 15, 2004 (See Note 13 – Notes to Consolidated Financial Statements), in March, 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred shares, and warrants to purchase 13,889 shares of the Company’s common stock, for an aggregate purchase price of $250,000.

Ener1 Group, Inc. Acquisition of Control of Ener1, Inc.

In December 2001, we entered into a Securities Purchase Agreement with Ener1 Group under which Ener1 Group acquired a controlling interest in our company. Two of our directors, Mr. Zoi and Dr. Novak each indirectly beneficially own 24.16% of Ener1 Group’s outstanding securities. Under the Securities Purchase Agreement, Ener1 Group agreed to purchase 47,126,416 shares of our common stock at a price of $.0254634 per share, for the original purchase price of $1,200,000. The shares purchased by Ener1 Group represented 80% of the issued and outstanding capital stock of our company at the time. On January 3, 2002, we issued 12,500,001 shares of our common stock to Ener1 Group, representing a majority of our issued and outstanding common on that date and a convertible promissory note in the principal amount of $481,785; and placed 15,708,821 shares into escrow. We issued the remaining 34,626,418 shares of our common stock to Ener1 Group, on March 15, 2002 following: (1) the automatic conversion of the convertible promissory note issued to Ener1 Group into 18,917,597 shares of our common stock and (2) the release from escrow of 15,708,821 shares of our common stock. Each of these events took place upon the approval of our stockholders of an amendment to our Articles of Incorporation to increase in the number of our authorized shares of common stock, which was obtained on March 11, 2002.

On February 22, 2002, the original purchase price was reduced by $200,000 to $1,000,000 under the terms of the Agreement because we did not meet specific stockholder equity targets as of December 31, 2001. To pay this amount, we issued a one-year promissory note bearing interest at 8% to Ener1 Group. In November 2003, the debt represented by this note together with other obligations we had to Ener1 Group and others was exchanged for shares of our common stock, warrants and notes. See ” — Debt Exchange Agreement with Ener1 Group, Mr. Zoi and Dr. Novak” for a description of this exchange.

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

Additional Ener1Group Investments in Ener1

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

The Meliorbanca loan was paid in full in January, 2004, and Meliorbanca’s security interest in Ener1 Battery’s equipment, and all of the guarantors’ obligations to Meliorbanca, were released. The equipment is now pledged as security for Ener1 Battery’s guaranty of Ener1‘s obligations under the $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009 that we issued in January 2004.

BZINFIN S.A. Loans to Ener1 Group

Our parent company, Ener1 Group, has, from time to time, had loans from its principal investor, BZINFIN, S.A.,. Mr. Boris Zingarevich, who is a director of Ener1 Group, is an officer of BZINFIN and controls BZINFIN. Mr. Zoi and Dr. Novak, also directors of Ener1 Group and directors of our company, own all of the outstanding securities of ZN, LLC, which, together with BZINFIN, owns 100% of Ener1 Group.

BZINFIN formerly held assignments of the rights to three of Ener1 Battery’s five pending battery-related patent applications at the U.S. Patent and Trademark Office as collateral for the loans from BZINFIN to Ener1 Group, the proceeds of which were used to finance Ener1 Battery’s operations. BZINFIN also had a security interest in Ener1 Battery’s battery manufacturing equipment as collateral securing Ener1 Group’s obligations under a $1,000,000 loan to Ener1 Group dated January 2003. One of the collateral assignments was released in connection with the purchase of our stock by ITOCHU Corporation in July 2003. The other two collateral assignments and the equipment security interests were fully released in connection with our issuance in January 2004 of our senior secured convertible debentures due January 2009.

Merger of Ener1 Acquisition Corp. into Splinex Technology Inc.

In January 2005, in accordance with an Agreement and plan of Merger dated as of June 9, 2004, as amended, Ener1 Acquisition Corp., our wholly-owned subsidiary, was merger with and into Splinex Technology Inc. In the merger, we received 5,000,000 shares of Splinex common stock, and declared a dividend to distribute these shares to our shareholders. We agreed to pay up to $150,000 of expenses incurred in connection with the Registration Statement filed by Splinex to register our dividend of the shares of Splinex common stock issued in the merger. Approximately 95% of Splinex’s outstanding common stock is owned by Splinex, LLC. Two of our directors, Dr. Peter Novak and Mike Zoi, beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC. Two of our directors, Kevin P. Fitzgerald and Peter Novak, are also directors of Splinex. Dr. Novak was also the President of Splinex from its inception February 7, 2004 to August 31, 2004.

ITEM 13: EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The Financial Statements and Schedule filed as part of this Annual Report on Form 10-KSB are listed in the index for Item 7.

(b) Reports on Form 8-K

During the last quarter of the fiscal year covered by this report the following reports on Form 8-K were filed by the Company:

On October 13, 2004 the Company filed a Current Report on Form 8-K to report events under Items 1.01 and 5.02.

On October 21, 2004 the Company filed a Current Report on Form 8-K to report events under Items 1.01, 3.02 and 5.03.

On October 26, 2004 the Company filed a Current Report on Form 8-K to report events under Items 1.01, 2.01, 3.02 and 9.01.

On November 30, 2004 the Company filed a Current Report on Form 8-K to report events under Item 8.01.

On December 13, 2004 the Company filed a Current Report on Form 8-K to report events under Items 1.01, 3.02 and 5.02.

(c) Exhibits

2.1	Securities Purchase Agreement dated as of December 21, 2001, by and between the Registrant and Ener1 Holdings, Inc., incorporated by reference to Exhibit No. 2 of the Registrant's current report on Form 8-K dated January 18, 2002.

2.2	Merger Agreement between the Registrant and Ener1 Group, Inc., effective as of August 31, 2002 and incorporated by reference to Exhibit No 2.1 of the Registrant's current report on Form 8-K dated September 23, 2002.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated February 12, 1993, incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Amendment to Amended and Restated Articles of Incorporation, dated March 11, 2002, incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

3.3	Amendment to Amended and Restated Articles of Incorporation, dated October 21, 2002, incorporated by reference to Exhibit 3.1 of the Registrant's current report on Form 8-K dated October 28, 2002.

3.4	Amendment to Amended and Restated Articles of Incorporation, dated December 29, 2004, incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed on December 6, 2004.

3.5	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement No. 333-112837.

3.6	Designation of Series B Convertible Preferred Stock dated October 15, 2004.*

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.3	Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.4	Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.25.*

4.5	Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.50.*

4.6	Warrant to Purchase Common Stock issued October 20, 2004 to Delphi Automotive Systems, LLC, to purchase up to 7,000,000 shares of Common Stock.*

4.7	Registration Rights Agreement dated as of October 20, 2004, by and between Ener1, Inc. and Delphi Automotive Systems LLC.*

4.8	Registration Rights Agreement dated as of October 20, 2004, by and between EnerDel, Inc., Delphi Automotive Systems, LLC and Ener1, Inc.*

4.9	Form of 7.5% Senior Secured Convertible Debenture issued pursuant to Securities Purchase Agreement dated March 11, 2005, incorporated by reference to Exhibit No. 4.1 of the Registrant’s current report on Form 8-K dated March 11, 2005.

4.10	Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, incorporated by reference to Exhibit No. 4.2 of the Registrant’s current report on Form 8-K dated March 11, 2005.

4.11	Registration Rights Agreement, dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit No. 4.3 of the Registrant’s current report on Form 8-K dated March 11, 2005.

10.1	1992 Stock Option Plan incorporated by reference to Exhibit 10.3 to the Registration Statement No. 33-56530 filed with the Securities and the Exchange Commission.

10.2	1992 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10. 4 to the Registration Statement No. 33-56530.

10.3	2002 Stock Participation Plan incorporated by reference to Exhibit C of the Registrant's Schedule 14A filed on April 15, 2002.

10.4	2002 Non-Employee Director Stock Participation Plan incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002.

10.5	Master Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.6	License and Royalty Agreement by the Registrant and Ener1 Battery Company, dated July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.7	Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.8	Common Stock Subscription Agreement by EnerStruct and the Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.9	Shareholders Agreement by Itochu and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.10	Amendment to Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated January 31, 2004 incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.11	Employment Agreement by the Registrant and Kevin P. Fitzgerald, dated September 8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 .

10.12	Employment Agreement by the Registrant and Randall Paulfus, dated November 5, 2003 incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.13	Agreement by the Registrant and Tatum CFO Partners, dated November 5, 2003 incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.14	Exchange Agreement dated November 14, 2003 by the Registrant, Ener1 Group, Inc., Ener1 Battery Registrant, EnerLook Solutions, Inc., Mike Zoi and Peter Novak incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.15	Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

10.16	Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.17	Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.18	Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.19	Waiver Agreement dated January 16, 2004 by the Registrant and Ener1 Group, Inc. incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.20	Subscription Agreement dated effective as of October 15, 2004, by and between Ener1, Inc. and Investor for the purchase of 150,000 shares of Ener1, Inc.’s Series B 7% Convertible Preferred Stock.*

10.21	Sublease Agreement dated as of October 20, 2004, is entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc.*

10.22	Lease Agreement dated October 20, 2004 between ENER1 Battery Company and EnerDel, Inc.*

10.23	Bill of Sale dated October 20, 2004, by Delphi Automotive Systems LLC in favor of EnerDel, Inc. in favor of transactions contemplated by the Formation, Subscription and Shareholders’ Agreement of EnerDel, Inc. dated as of October 20, 2004 by and among Delphi, Ener1 Inc. and EnerDel.*

10.24	Delphi Technologies, Inc. Assignment of Certain Inventions or Improvements dated October 20, 2004.*

10.25	License Agreement by and between Delphi Technologies, Inc. and EnerDel, Inc.*

10.26	Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc.*

10.27	License Agreement dated October 20, 2004 by and between Ener1, Inc. and EnerDel, Inc.*

10.28	Ener1 Daughter Enterprise with Foreign Investments of Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc.*

10.29	Option to Purchase Agreement dated October 20, 2004 between EnerDel, Inc.; Ener1, Inc.; and Ener1 Battery Company.*

10.30	Ener1 Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Ener1, Inc.*

10.31	Engineering Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Delphi Automotive Systems LLC.*

10.32	Transition Services Agreement dated as of October 20, 2004 entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc.*

10.33	Certificate of Designation on Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc.*

10.34	Assignment/Assumption of License Agreement dated October 20, 2004*

10.35	Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and Warrants to purchase shares of common stock, incorporated by reference to Exhibit No. 10.1 of the Registrant’s current report on Form 8-K dated March 11, 2005.

10.36	Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit No. 10.2 of the Registrant’s current report on Form 8-K dated March 11, 2005.

10.37	Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit No. 10.3 of the Registrant’s current report on Form 8-K dated March 11, 2005.

10.38	Employment Agreement by Registrant and Pankaj Dhingra dated December 1, 2004.*

14.0	Code of Ethics.*

21.1	Subsidiaries of the Registrant.*

23.1	Consent of Kaufman, Rossin & Co.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certifications.*

* Filed herein

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 was $251,340.

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $-0-

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year 2004 were $-0-

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 was $30,673

Year ended December 31, 2003

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2003 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $205,040

Audit Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2003 were $-0-

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year 2003 were $19,000. (1)

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2003 was $-0-.

The Board of Directors has considered whether the provisions of the services covered above under the captions “Financial Information Systems Design and Implementation Fees” and “All Other Fees” is compatible with maintaining the auditor’s independence.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2005	Ener1, Inc. BY: /S/ Kevin P. Fitzgerald —————————————— Kevin P. Fitzgerald Chairman and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin P. Fitzgerald	Chairman and Chief Executive Officer	April 15, 2005
Kevin P. Fitzgerald	(Principal Executive Officer)

/s/ Randall Paulfus	Chief Financial Officer	April 15, 2005
Randall Paulfus	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Carlos E. Mendez-Penates		April 15,2005
Carlos E. Mendez-Penates	Director

/s/ Karl Gruns	Director	April 15, 2005
Karl Gruns

/s/ Mike Zoi	Director	April 15, 2005
Mike Zoi

/s/ Dr Peter Novak	Director	April 15, 2005
Peter Novak

/s/ Ronald N. Stewart	Director, Executive Vice President, General Counsel,	April 15, 2005
Ronald N. Stewart	Secretary