Form 10KSB/A
period 2005-03-31
ENER1 INC
filed 2005-05-16
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________

Form 10-KSB/A
(Amendment No. 1)

_________________

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ____________ to ____________

Commission File Number 0-21138

Ener1, Inc.
Exact name of registrant as specified in its charter)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Ener1, Inc. (the “Company”) Annual Report on Form 10-KSB/A for the year ended December 31, 2004, is being filed in order to include disclosure regarding one additional former executive in Item 10 and Item 11, to include additional disclosure in item 11 describing the Company’s equity compensation plans and in Item 12 regarding transactions between the Company and its stockholders that beneficially own more than 5% of the Company’s voting securities and to correct certain inadvertent errors in Items 12 and 13. This amendment does not reflect any changes to the Company’s previously reported financial results or any other information contained in Part I and Part II the Company’s originally filed 10-KSB.

INDEX

		Page
PART III
ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT	2
ITEM 10	EXECUTIVE COMPENSATION	4
ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
	AND RELATED STOCKHOLDER MATTERS	6
ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	8
ITEM 13	EXHIBITS, LISTS AND REPORTS ON FORM 8-K	11
ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES	14

PART III

ITEM 9 DIRECTORS, OFFICERS AND CONTROL PERSONS

The term of office of each of our directors will expire at our next shareholders meeting. Our directors and executive officers as of April 15, 2005 are as follows:

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

Ronald N. Stewart serves as our Executive Vice President, General Counsel and Secretary. He served as one of our directors from 2002 until April 21, 2005. He has been our General Counsel since April 2002 when he joined Ener1 Group and Ener1. He was also our Chief Executive Officer from May 2003 to September 2003 and our Chief Financial Officer from August 2003 to November 2003. He is Chief Operating Officer of Ener El Holdings. Prior to joining Ener1 Group and Ener1, from 1999 to 2002, Mr. Stewart was engaged in private law practice as a sole practitioner where he counseled clients primarily in mergers and acquisitions, corporate and securities matters, government and commercial contracts, and technology and software licensing. From August 1989 to April 1999, Mr. Stewart worked in the Office of General Counsel at ICF Kaiser International, Inc., an international consulting, engineering and construction firm, where he was vice president and assistant general counsel.

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

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Kevin Fitzgerald,	2004	$343,911	$550,000	$ 13,461	(2)	5,409,943	--
Chief Executive Officer(1)	2003	$ 78,685	--	$111,605	(3)	$ 64,800	9,716,716	--

Pankaj Dhingra,	2004	$ 13,654	$ 75,000	$ 481	(2)	--	1,000,000	--	(5)
President, EnerDel,
Inc.(4)

Ronald Stewart,	2004	$179,167	$ 75,000	$ 19,258	(2)	--	500,000	--
Executive VP, General,	2003	$126,000	$ 4,000	$ 37,755	(7)	$ 12,600	70,000	--
Counsel, Secretary and	2002	$115,000	--	--		--	--	$1,167	(9)
Former Chief Executive
Officer. (6)

Randall Paulfus,	2004	$145,690	$ 3,000	$ 10,109	(2)	--	--	--
Chief Financial Officer(8)	2003	$ 21,125	--	--		--	200,000	--

Dr. Elena Shembel,	2004	$170,625	$ 50,000	$ 6,731	(2)	--	650,000	--
Vice President(10)	2003	$104,388	--	--		--	--	$5,384
	2002	$ 73,333	--	$ 8,675	(11)	--	--	--	(9)

(1)	Mr. Fitzgerald joined Ener1 in September 2003 as our Chief Executive Officer and is currently paid an annual salary of $350,000.

(2)	Amount represents accrued vacation earned and automobile allowance.

(3)	Includes $108,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares, and payment of $3,605 for accrued and unused vacation.

(4)	Mr. Dhingra joined Ener1 in December of 2004 as President of EnerDel, Inc. His annual salary is $300,000.

(5)	Mr. Dhingra was granted 2,000,000 options in EnerDel, Inc. on December 15, 2004.

(6)	Mr. Stewart became our Executive Vice President in 2003. He was our Chief Executive Officer from May 2003 to September 2003 and our Chief Financial Officer from August 2003 to November 2003. He has been our General Counsel since 2002.

(7)	Includes $21,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares and payment of $10,729 for accrued and unused vacation and a $6,026 car allowance.

(8)	Mr. Paulfus joined Ener1 in November 2003 as our Chief Financial Officer and is paid an annual salary of $155,833. In connection with Mr. Paulfus’ employment, Tatum CFO Partners was paid $30,167 in 2004.

(9)	Includes Ener1`s contribution to the executive officer's account under the Ener1 401(k) plan.

(10)	Ms. Shembel became our Vice President in July 2003. Prior to that, she was our Director of Research and Development. She remains our Vice President, but as of October 2004 she is no longer an executive officer.

(11)	Includes $8,675, which represents the fair market value as of the date of grant of a stock grant of 28,917 shares.

The following table sets forth information with respect to the grant of options to purchase shares of our common stock during 2004 that were made to the named executive officers.

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2004	Exercise or Base Price ($/Share)	Expiration Date
Kevin Fitzgerald	5,159,943	51.85	0.97	12/31/2014
Ronald Stewart	500,000	4.99	0.10	2/13/2014

Elena Shembel	650,000	6.46	0.10	2/13/2014
Randall Paulfus	--	--	--	--
Pankaj Dhingra	1,000,000	9.99	0.50	2/13/2014

Option Exercises and Year-End Option Values

The following table sets forth information with respect to the exercise by the named executive officers of options to purchase shares of our common stock during 2004 and the value of in-the-money options held by the named executive officers as of December 31, 2004.

Aggregated Option Exercises in 2004 and

2004-End Option Values

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/ at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End($) Exercisable/Unexercisable
Kevin Fitzgerald	--	--	4,048,632/10,828,027	$1,902,857/$2,664,000
Ronald Stewart	70,000	$68,950	250,000/250,000	$167,500/$167,500
Elena Shembel	--	--	0/650,000	$0/$435,500
Randall Paulfus	--	--	66,667/133,333	$667/$1,333
Pankaj Dhingra	--	--	0/1,000,000	$0/$270,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding common stock authorized for issuance under Ener1‘s equity compensation plans as of December 31, 2004:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans
Approved by Security Holders	5,182,000	$ 0.63	3,676,503

Equity Compensation Plans Not
Approved by Security Holders	15,446,659	$ 0.53	2,203,243

Total	20,628,659	$ 0.55	5,879,746

        Two of our equity compensation plans have not been approved by our shareholders, the Chief Executive Officer Option Plan and the Advisory Board Option Plan. The terms of the Chief Executive Officer Option Plan are set forth in our Employment Agreement dated as of September 8, 2003 with Kevin Fitzgerald, our Chief Executive Officer. Under this option plan, on September 8, 2003, we issued to Mr. Fitzgerald an option to purchase 9,716,716 shares of our common stock at an exercise price of $0.30 per share, vesting ratably in equal amounts on the first day of each month for a period of 36 months, beginning October 1, 2003. Under this option plan, on December 31, 2004, we issued to Mr. Fitzgerald an option to purchase 5,159,943 shares of our common stock, at an exercise price of $0.97 per share, vesting ratably in each of the 24 months following December 31, 2004. We also agreed to grant to Mr. Fitzgerald, on December 31, 2005, an option to purchase a number of shares equal to 0.5% of our then fully diluted common stock as of that date, at an exercise price equal to $1 billion divided by the number of our fully diluted shares of common stock on that date, vesting ratably in each of the 24 months following that date.

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

        An option to purchase of 100,000 shares have been granted in connection with the 2004 Advisory Board Option Plan; no additional shares are reserved for issuance in connection with this plan. This plan provides for the grant of options to a member of our Advisory Board. The members of our Advisory Board provide advice to our executives and Board of Directors regarding industry matters and company marketing strategy. The terms of this option grant was determined by our Board of Directors, in their sole discretion, including, without limitation, the number of shares subject to the option and the applicable exercise price, vesting schedule and term. The option granted under this plan has a ten year term, vests over a three year period and an exercise price equal to fair market value of our common stock on the date of grant.

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

Name	Amount of Beneficial Ownership	Percent of Class
Ener1 Group, Inc.(1)	393,356,886	90.62
Kevin P. Fitzgerald(2)	5,860,442	1.66
Karl Gruns (4)	242,000	*
Mike Zoi (3)(5)	2,339,438	*
Peter Novak (3)(6)	5,257,023	1.5
Ronald N. Stewart (7)	620,000	*
Randall Paulfus (8)	66,667	*
Pankaj Dhingra	*
Elena Shembel(9)	216,667	*
All officers and directors as
A group (8 people) (3)	14,625,570	4.08

* Less than 1%.

(1)	Includes 86,612,293 shares issuable under outstanding warrants exercisable during the 60 day period following December 31, 2004. Mike Zoi, Dr. Peter Novak and Boris Zingarevich indirectly beneficially own 24.16%, 24.16% and 51.68%, respectively, of Ener1 Group’s outstanding securities.

(2)	Includes 5,483,442 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

(3)	The amount of securities shown does not include any securities indirectly beneficially owned through Ener1 Group.

(4)	Includes 192,000 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

(5)	Includes 1,939,562 shares issuable under outstanding warrants exercisable during the 60 day period following December 31, 2004.

(6)	Includes 3,458,608 shares issuable under outstanding warrants exercisable during the 60 day period following December 31, 2004.

(7)	Includes 250,000 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

(8)	Includes 66,667 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

(9)	Includes 216,667 shares issuable under outstanding options exercisable during the 60 day period following December 31, 2004.

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

Pursuant to an agreement dated October 15, 2004, in March, 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred shares, and warrants to purchase 138,90 shares of the Company’s common stock, for an aggregate purchase price of $250,000. Pursuant to the terms of the agreement, we paid one-third of this aggregate purchase price to Ener1 Group as a fee for Ener1 Group’s assistance in obtaining financing commitments from Ener1 Group and Cofis Compagnie Fiduciarie S.A.

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

Provision of Services to and by Ener1 Group

During 2004, we provided various services and the use of our employees to Ener1 Group. We billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, during 2004, we used various services and employees of Ener1 Group and its subsidiaries, and Ener1 Group billed us for the actual cost of these services and employees. During 2004, Ener1 Group and its subsidiaries billed us $127,585 and we billed Ener1 Group and its subsidiaries $187,678, in each case for services and employees of the other party.

Investments by Satellite Asset Management, L.P. in Ener1

Satellite Asset Management, L.P. beneficially owns 30,350,000 shares of our common stock as a result of purchases by it and its affiliates, Satellite Strategic Finance Associates, LLC and Satellite Strategic Finance Partners Ltd., of our senior secured convertible debentures due January 2009, our senior secured convertible debentures due March 2009, and warrants to purchase our common stock issued in connection with the purchase of these debentures. Satellite Asset Management, L.P. also acts as collateral agent with respect to the collateral securing our obligations under our senior secured convertible debentures due January 2009 and our senior secured convertible debentures due March 2009.

ITEM 13: EXHIBITS

2.1	Securities Purchase Agreement dated as of December 21, 2001, by and between the Registrant and Ener1 Holdings, Inc., incorporated by reference to Exhibit No. 2 of the Registrant's current report on Form 8-K dated January 18, 2002.

2.2	Merger Agreement between the Registrant and Ener1 Group, Inc., effective as of August 31, 2002 and incorporated by reference to Exhibit No 2.1 of the Registrant's current report on Form 8-K dated September 23, 2002.

3.1	Amended and Restated Articles of Incorporation of the Registrant, dated February 12, 1993, incorporated by reference to Exhibit 3(i) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

3.2	Amendment to Amended and Restated Articles of Incorporation, dated March 11, 2002, incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

3.3	Amendment to Amended and Restated Articles of Incorporation, dated October 21, 2002, incorporated by reference to Exhibit 3.1 of the Registrant’s current report on Form 8-K dated October 28, 2002.

3.4	Amendment to Amended and Restated Articles of Incorporation, dated December 29, 2004, incorporated by reference to Exhibit A of the Registrant’s Schedule 14C filed on December 7, 2004.

3.5	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (Commission File No. 333-112837) filed with the Commission on February 13, 2004.

3.6	Certificate of Designations of Series B Preferred Stock, dated October 18, 2004, incorporated by reference to Item 3.6 of Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

3.7	Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K dated January 11, 2005.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.3	Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.4	Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.25.**

4.5	Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.50.**

4.6	Form of Warrant to Purchase Common Stock of Ener1, dated October 20, 2004 Issued to Delphi Automotive Systems, LLC, incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Ener1‘s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

4.7	Registration Rights Agreement dated as of October 20, 2004, by and between Ener1, Inc. and Delphi Automotive Systems LLC.**

4.8	Registration Rights Agreement dated as of October 20, 2004, by and between EnerDel, Inc., Delphi Automotive Systems, LLC and Ener1, Inc.**

4.9	Form of 7.5% Senior Secured Convertible Debenture issued pursuant to Securities Purchase Agreement dated March 11, 2005, incorporated by reference to Exhibit No. 4.1 of the Registrant’s current report on Form 8-K dated March 15, 2005.

4.10	Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, incorporated by reference to Exhibit No. 4.2 of the Registrant’s current report on Form 8-K dated March 15, 2005.

4.11	Registration Rights Agreement, dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit No. 4.3 of the Registrant's current report on Form 8-K dated March 15, 2005.

4.12	Certificate of Designation of Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc., dated October 20, 2004, incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Ener1‘s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

10.1	1992 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

10.2	2002 Stock Participation Plan incorporated by reference to Exhibit C of the Registrant’s Schedule 14A filed on April 15, 2002.

10.3	2002 Non-Employee Director Stock Participation Plan incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002.

10.4	Master Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.5	License and Royalty Agreement by the Registrant and Ener1 Battery Company, dated July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.6	Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.7	Common Stock Subscription Agreement by EnerStruct and the Registrant, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.8	Shareholders Agreement by Itochu and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.9	Amendment to Subscription and Investment Agreement by Itochu Corporation and the Registrant, dated January 31, 2004 incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.10	Employment Agreement by the Registrant and Kevin P. Fitzgerald, dated September 8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 .

10.11	Employment Agreement by the Registrant and Randall Paulfus, dated November 5, 2003 incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.12	Agreement by the Registrant and Tatum CFO Partners, dated November 5, 2003 incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.13	Exchange Agreement dated November 14, 2003 by the Registrant, Ener1 Group, Inc., Ener1 Battery Registrant, EnerLook Solutions, Inc., Mike Zoi and Peter Novak incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.15	Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.16	Security Agreement dated as of January 16, 2004 by and among Ener1 Battery Company and in favor of Satellite Asset Management, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.17	Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.18	Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.19	Waiver Agreement dated January 16, 2004 by the Registrant and Ener1 Group, Inc. incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.20	EnerDel, Inc. Formation, Subscription and Stockholders’ Agreement entered into by and between Delphi Automotive Systems LLC and Ener1, Inc., dated as of October 20, 2004 incorporated by reference to Ener1, Inc.‘s Form 8-K filed on October 26, 2004.

10.21	Agreement and Plan of Merger, dated as of June 9, 2004 by and among Ener1, Inc., Ener1 Acquisition Corp. and Splinex Technology Inc. incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 filed by Splinex Technology Inc. on June 24, 2004.

10.22	First Amendment, dated as of October 7, 2004, to Agreement and Plan of Merger, dated as of June 9, 2004 by and among Ener1, Inc., Ener1 Acquisition Corp. and Splinex Technology Inc., incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Ener1‘s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

10.23	Subscription Agreement, dated as of October 15, 2004, between the Registrant and Cofis Compagnie Fiduciaire S.A.**

10.24	Sublease Agreement dated as of October 20, 2004, is entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc.**

10.25	Lease Agreement dated October 20, 2004 between ENER1 Battery Company and EnerDel, Inc.**

10.26	Bill of Sale dated October 20, 2004, by Delphi Automotive Systems LLC in favor of EnerDel, Inc. in favor of transactions contemplated by the Formation, Subscription and Shareholders' Agreement of EnerDel, Inc. dated as of October 20, 2004 by and among Delphi, Ener1 Inc. and EnerDel.**

10.27	Delphi Technologies, Inc. Assignment of Certain Inventions or Improvements dated October 20, 2004.**

10.28	License Agreement by and between Delphi Technologies, Inc. and EnerDel, Inc.**

10.29	Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc.**

10.30	License Agreement dated October 20, 2004 by and between Ener1, Inc. and EnerDel, Inc.**

10.31	Ener1 Daughter Enterprise with Foreign Investments of Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc.**

10.32	Option to Purchase Agreement dated October 20, 2004 between EnerDel, Inc.; Ener1, Inc.; and Ener1 Battery Company.**

10.33	Ener1 Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Ener1, Inc.**

10.34	Engineering Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Delphi Automotive Systems LLC.**

10.35	Transition Services Agreement dated as of October 20, 2004 entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc.**

10.36	Assignment/Assumption of License Agreement dated October 20, 2004.**

10.37	Ener1, Inc. Form of Option Grant Agreement under Employment Agreement with Kevin P. Fitzgerald, incorporated by reference to Exhibit 10.39 of the Registrant's Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

10.38	Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures and Warrants to purchase shares of common stock, incorporated by reference to Exhibit No. 10.1 of the Registrant’s current report on Form 8-K dated March 15, 2005.

10.39	Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit No. 10.2 of the Registrant’s current report on Form 8-K dated March 15, 2005.

10.40	Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.‘s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit No. 10.3 of the Registrant’s current report on Form 8-K dated March 15, 2005.

10.41	Employment Agreement between the Registrant and Pankaj Dhingra, dated December 6, 2004.**

10.42	Agreement between EnerDel, Inc. and Enerstruct, Inc., entered into as of April 12, 2005, incorporated by reference to Exhibit 10.40 of the Registrant's Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

10.43	Form of Stock Option Agreement under the Registrant’s 2002 Non-Employee Director Stock Participation Plan, incorporated by reference to Exhibit 10.41 of the Registrant’s Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

10.44	Form of Director Appointment Letter, incorporated by reference to Exhibit 10.42 of the Registrant’s Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

10.45	Letter Agreement between the Registrant and Ener1 Group, Inc., dated October 15, 2004, regarding a financing commitment provided by Ener1 Group, Inc. to the Registrant, incorporated by reference to Exhibit 10.43 of the Registrant’s Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

10.46	Director Appointment Letter Agreement between the Registrant and Carlos E. Mendez-Peñate, dated October 11, 2004, incorporated by reference to Exhibit 10.44 of the Registrant’s Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

10.47	Indemnification Agreement between the Registrant, Carlos E. Mendez-Peñate and Coudert Brothers LLP, dated October 11, 2004, incorporated by reference to Exhibit 10.45 of the Registrant’s Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

14.0	Code of Ethics.**

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Kaufman, Rossin & Co.**

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.
** Previously filed.

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

Date: May 16, 2005	Ener1, Inc. BY: /S/ Kevin P. Fitzgerald Kevin P. Fitzgerald Chairman and Chief Executive Officer

                        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin P. Fitzgerald	Chairman and Chief Executive Officer	May 16, 2005
Kevin P. Fitzgerald	(Principal Executive Officer)

/s/ James Calarco	Interim Chief Financial Officer, Controller	May 16, 2005
James Calarco	(Principal Financial Officer and Principal
Accounting Officer)

/s/ Carlos E. Mendez-Penate	Director	May 16, 2005
Carlos E. Mendez-Penate

/s/ Karl Gruns	Director	May 16, 2005
Karl Gruns

/s/ Mike Zoi	Director	May 16, 2005
Mike Zoi

/s/ Dr Peter Novak	Director	May 16, 2005
Peter Novak