Form 10QSB
period 2005-03-31
ENER1 INC
filed 2005-05-16
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2005
Common stock, par value $.01 per share	347,455,751

Transitional Small Business Format (check one): Yes ___ No X__

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended March 31, 2005

INDEX

	Page
Part I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheet
	(unaudited) as of March 31, 2005	3

	Condensed Consolidated Statements of
	Operations (unaudited) for the three
	months ended March 31, 2005 and 2004	4

	Condensed Consolidated Statements of
	Cash Flows (unaudited) for the three
	months ended March 31, 2005 and 2004	5

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	6

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	21

Item 3	Controls and Procedures	20

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3	Defaults Upon Senior Securities	23

Item 5	Other Information	24

Item 6	Exhibits	24

Signatures	.	26

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

March 31, 2005
ASSETS
Current assets
Cash and equivalents	$20,978
Prepaid expenses and other current assets	219
Due from related parties (Note 11)	148

Total current assets	21,345
Property and equipment, net	13,213
Investment in EnerStruct (Notes 4, 10)	1,016
Debenture costs	1,034
Other assets (Note 3,)	237

Total assets	$36,845

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses (Note 6)	$1,979
Current portion of bank installment loan (Note 8)	23
Liabilities of discontinued operations (Note 3)	307

Total current liabilities	2,309
Bank installment loan payable (Note 8)	85
$19,700 senior secured convertible debenture, net of discount of
$19,700 attributable to warrants and beneficial conversion features
(Note 9)	--
$14,225 senior secured convertible debenture, net of discount of $2,919
attributable to warrants (Note 15)	11,306

Total Liabilities	13,700
Commitments and contingencies (Note 17)

Redeemable preferred stock (Notes 13 and 16)	16,251
Minority interest (Note 12)	3,227
Stockholders' equity
Common stock, par value $.01 per share, 750,000,000
shares authorized, 347,455,751 issued and outstanding	3,475
Additional paid-in capital	102,526
Accumulated deficit	(102,334)

Total stockholders' equity
3,667

Total liabilities and stockholders' equity	$36,845

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited)
(In thousands except share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$21	$30
Cost of goods sold	--	10

Gross profit	21	20
Operating expenses:
Research and development	2,254	510
Selling, general and administrative	2,935	2,460
Manufacturing pre-production costs	793	--
Interest expense	750	223

Total operating expenses	6,732	3,193
Loss from operations	(6,711)	(3,173)
Non-operating income (expense)
Other income (expense), net	52	23

Equity in loss on investment in EnerStruct (Notes 4,10)	(169)	(156)

Total non-operating income (expense)	(117)	(133)

Loss before minority interest, income taxes and discontinued operations
	(6,828)	(3,306)
Minority interest (Note 12)	643	--
Income Taxes	--	--

Loss from continuing operations	(6,185)	(3,306)

Loss from operations held for disposal (Note 3)	--	(2)

Net Loss	$(6,185)	$(3,308)

Preferred stock dividends and accretion of discounts (Note 16)	(987)	--

Net Loss attributable to common stockholders	$(7,172)	$(3,308)

Weighted average shares outstanding	347,455,751	346,445,509
Loss from continuing operations - basic and diluted	$(0.02)	$(0.01)
Loss from discontinued operations - basic and diluted	$--	$--
Net loss per share - basic and diluted	$(0.02)	$(0.01)

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands except share data)

	Three Months Ended March 31,
	2005	2004
Cash and equivalents provided by (used in):
Operating activities:
Net loss	$(6,185)	$(3,308)

Accretion of discount on debentures (Note 15)	34	--
Depreciation and amortization	329	41
Loss on disposal of assets	1	--
Minority interest (Note 12)	(643)	--
Equity in loss from investment in EnerStruct (Notes 4,10)	169	156
Changes in assets and liabilities	(325)	(1,229)

Changes in assets and liabilities of assets held for
disposal (Note 3)	--	(105)
Compensation expense for stock and options issued for
services	282	457

Net cash used in operating activities	(6,338)	(3,988)
Investing activities:
Purchases of machinery and equipment	(153)	(327)

Net cash used in investing activities	(153)	(327)
Financing activities:
Repayment of related party notes	--	(1,041)

Repayment of bank installment loan	(6)	--
Proceeds from sale of preferred stock (Note 14)	250	--
Payment of guaranteed related party debt (Note 8)	--	(2,200)

Repayment of mortgage note payable (Note 8)	--	(704)
Repayment of bank loan (Note 8)	--	(1,600)

Proceeds from issuance of senior secured debentures,
net of costs (Notes 9 and 15)	13,134	18,527
Proceeds from exercise of employee stock options	--	18
Proceeds from exercise of warrants (Note 10)	--	1,050

Net cash provided by financing activities	13,378	14,050
Net increase in cash and equivalents	6,887	9,735
Beginning balance as of January 1,	14,091	200

Ending balance as of March 31,	$20,978	$9,935

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The audited financial statements at December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999 through March 31, 2005, and has an accumulated deficit of $102.2 million as of March 31, 2005. It is likely that the Company’s operations will continue to incur negative cash flows through March 31, 2006, and additional financing will be required to fund the Company’s planned operations. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.     NATURE OF BUSINESS and DISCONTINUED OPERATIONS

Nature of Business

Ener1‘s primary lines of business consist of the development and marketing of advanced lithium batteries and certain battery components such as electrodes, fuel cell components, fuel cell testing apparatus and nanotechnology-related manufacturing processes and materials. The Company’s current business focus is the result of changes over the past several years arising from new investments in the Company, changes in research and development activities and the acquisition of a battery business from its majority shareholder in 2002.

Ener1 is a Florida corporation founded in 1985. Ener1 was formerly named Inprimis, Inc. and before that it was named Boca Research, Inc. During 2002 and 2003, the Company manufactured set-top boxes and related network communications products through subcontractors and marketed those products to the hospitality and healthcare markets through its 49% owned subsidiary EnerLook Solutions, Inc. (f/k/a EnerLook Health Care Solutions, Inc. and now known as Ener EL Holdings, Inc.) (“EnerLook”), and to other markets through its former Digital Media Technologies Division. In 2003, the majority of the assets in the Digital Media Technologies Division were transferred to EnerLook (see “Discontinued Operations and Sale of Assets of EnerLook” below).

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and as a result of subsequent transactions, owned approximately 88% of the outstanding common stock of the Company as of March 31, 2005.

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

Concurrent with the acquisition of the Battery Company in 2002, the Company began to transition its business away from the set-top box and engineering services businesses of its Digital Media Technologies Division and EnerLook and to focus instead on the clean energy business and lithium batteries in particular. In addition, in 2003 the Company began developing fuel cell components and systems. The Company has also developed a fuel cell testing fixture using technologies contained in one of its pending patent applications.

In January 2002, the Company began to develop products for neutralizing the harmful effects of electromagnetic radiation in electric power transmission lines and equipment through its wholly owned subsidiary, Ener1 Technologies, Inc. (“Technologies”). Technologies has a license to use a patent held by Vector Energy Corporation (a subsidiary of Ener1 Group) in connection with development of such products. Technologies is a development stage company and it has not recorded any revenue since its formation. Technologies suspended activities in 2003 and has no ongoing activities at this time. The Company has not determined if or when it may resume activities in Technologies.

In August 2003, the Company formed a joint venture company, named EnerStruct, Inc., with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to EnerStruct some of their respective battery technologies for use in Japanese markets.

On September 12, 2003, the Battery Company finalized the acquisition of Ener1‘s research and development partner company in Ukraine, known as Ener1 Ukraine (“Ener1 Ukraine”). Ener1 Ukraine conducts research and development activities for the Company at facilities in Ukraine. Ener1 Ukraine’s battery-related patents and rights in patent applications were assigned to EnerDel in October 2004.

The Company formed NanoEner, Inc. (“NanoEner”) on April 2, 2004 to develop new markets and applications for Ener1‘s proprietary technologies to manufacture nanomaterials. Ener1 currently uses these technologies in the development of nanomaterials for lithium batteries and other high-energy storage devices.

On October 20, 2004, the Company and a unit of Delphi Corporation each contributed lithium battery related assets to EnerDel, Inc., which was formed on October 18, 2004 in connection with that transaction. The Company owns 80.5% of the outstanding stock of EnerDel, and Delphi owns 19.5%. All of the Company’s lithium battery business has been conducted through EnerDel since its formation.

The Company formed a new subsidiary, EnerFuel, Inc., on October 29, 2004 through which the Company conducts its fuel cell related operations.

Discontinued Operations

Effective December 2003, the Company’s Digital Media/EnerLook segment was deemed by the Company to be held-for-sale, and certain of the revenues, expenses, assets and liabilities of this segment were classified as discontinued operations. Substantially all remaining resources were redirected to the Company’s continuing operations, accordingly, these costs are included in continuing operations.

On December 15, 2003, the Company, EnerLook, Ener1 Group and T.& V. Rental Co., Inc. (“TVR”) entered into an arrangement pursuant to which (1) TVR agreed to manage EnerLook’s business for up to six months in return for any profits earned by EnerLook, (2) EnerLook was granted the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR’s outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company’s stock held by Ener1 Group; and (3) TVR was granted the option to acquire substantially all of the assets of EnerLook in exchange for 5% of a limited liability company that would own all the respective assets of TVR and EnerLook, such option to become exercisable if EnerLook did not exercise the option described in clause (2) above. EnerLook did not exercise the option described in clause (2) and on June 15, 2004, TVR notified EnerLook of TVR’s intent to exercise its option to acquire substantially all of the assets of EnerLook, and shortly thereafter the EnerLook employees were transferred to, and became the employees of, TVR Communications, LLC, a limited liability company formed by TVR to hold all of TVR’s assets and EnerLook’s assets. The Company, EnerLook, Ener1 Group and TVR Communications, LLC entered into an Asset Purchase Agreement dated as of September 30, 2004, providing for the sale of substantially all of EnerLook’s assets to TVR Communications, LLC, in exchange for a 5% membership interest in TVR Communications, LLC. The asset sale to TVR closed on December 7, 2004.

TVR paid EnerLook approximately $550,000 to fund EnerLook’s operations from December 15, 2003 through June 15, 2004 and the 5% membership interest acquired by the Company as part of the December 7, 2004 asset sale to TVR was valued at $115,000.

4.     SIGNIFICANT ACCOUNTING POLICIES

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

Loss Per Share: Basic loss per share excludes dilution and is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted loss per share is computed by dividing income or loss available to common stockholders by the sum of the weighted average number of common shares outstanding for the period and dilutive potential common shares outstanding unless consideration of such dilutive potential common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share as their effect would have been anti-dilutive for the three month periods ended March 31, 2005 and 2004.

Stock Compensation: Options granted to employees under the Company’s Stock Option Plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (APB 25). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, compensation cost has been recognized for grants under the stock option plans only when the exercise prices of employee stock options are less than the market prices or fair values of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the three month periods ended March 31, 2005 and 2004:

	2005	2004
Net loss, as reported	$(6,185)	$(3,308)
Plus: compensation recorded for stock options issued	256	49
Less: proforma stock based employee compensation, net of tax	(920)	(251)

Net loss, proforma	$(6,849)	$(3,510)

Loss per share (including preferred stock dividends and accretion of discounts):
Basic and diluted as reported	$(0.02)	$(0.01)
Basic and diluted proforma	$(0.02)	$(0.01)

Investment in EnerStruct: The Company’s 49% investment in EnerStruct is accounted for in accordance with the equity method (See Note 10).

Research and Development: Research and Development Costs, including the cost of equipment and other assets used in research and development activities that do not have alternative future use, are expensed as incurred.

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

Recently Issued Accounting Pronouncements and Interpretations:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43.” SFAS No.151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, which is effective for fiscal periods beginning after June 15, 2005. In the past, the net book value of the assets relinquished in a non-monetary transaction was used to measure the value of the assets exchanged. Under SFAS No. 153, assets exchanged in a non-monetary transaction will be valued at fair value instead of the net book value of the asset relinquished, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized at the date of grant in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective at the beginning of the first interim or annual period beginning after December 15, 2005. The impact of adoption of Statement 123(R) cannot be accurately predicted at this time because it will depend on levels of share-based payments in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the note above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. The Company expects to adopt Statement 123(R) on January 1, 2006.

5.     SEGMENT REPORTING

As of March 31, 2005, the Company is organized based upon the following segments: Digital Media Division / EnerLook (which is classified as discontinued operations), EnerDel, Inc., EnerFuel, Inc., NanoEner, Inc., Ener1 Battery Company, and, Ener1 Technologies, Inc. EnerDel, Inc. develops and markets advanced lithium batteries. EnerFuel, Inc. develops and markets fuel cells and fuel cell systems. NanoEner, Inc. is developing nanotechnology related manufacturing processes and materials. Ener1 Battery Company provides facilities to EnerDel, Inc. Ener1 Technologies, Inc. had no activities during either of the three month periods ended March 31, 2004 and 2005.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	Three months ended March 31,
	2005 ($000)	2004 ($000)
Sales
Discontinued operations	--	142
EnerDel	6	--
EnerFuel	15	--
Battery	--	30

Net Sales	21	172

Net Loss
Corporate	(3,004)	(2,593)
Discontinued operations	--	(2)
Battery	(51)	(438)
EnerDel	(3,215)	--
NanoEner	(288)	--
EnerFuel	(270)	(275)
Minority interest	643	--

Net Loss	(6,185)	(3,308)
Assets
Corporate	13,974	12,130
Discontinued operations	--	123
Battery	1,370	22,337
EnerDel	21,487	--
NanoEner	6	--
EnerFuel	8	--
Ener1 Technologies, Inc.	--	10

Assets	36,845	34,600

6.     ACCRUED EXPENSES

Accrued expenses principally consists of accrued salaries, and related benefits and accrued professional fees, which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

7.     CONSOLIDATION OF 49% SUBSIDIARY (ENERLOOK)

When formed in February 2002, EnerLook Health Care Solutions, Inc. was formed as a 51% subsidiary of the Company. EnerLook’s name was changed to EnerLook Solutions, Inc. in May 2003 and then to Ener EL Holdings, Inc. in December 2004. In early 2003, EnerLook issued 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and 125,000 shares to an employee, reducing the Company’s ownership to approximately 49%. Ener1 Group owns approximately 43% of the outstanding common stock of EnerLook. Since EnerLook was formed, the Company has consolidated EnerLook’s results of operations and its balance sheet as part of the Company’s consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to 49% does not materially reduce the control the Company exercises over EnerLook’s operations. Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations.

In the second quarter of 2003, the Company transferred certain assets of its Digital Media division to EnerLook in order to consolidate the Company’s set top box business, which delivered interactive information and entertainment systems and services to customers in vertical markets such as hospitality and healthcare. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million. In December 2003, management decided to discontinue the operations of this segment and conveyed operating control of this operating segment to T. & V. Rental Co., Inc. (TVR) a third party. In December, 2004 the Company sold substantially all of the assets of EnerLook to TVR.

8.     DEBT AND DEBT GUARANTEES:

In January 2004, the Company issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009, and warrants to purchase up to 16,000,000 shares of common stock, in a private placement. (See Note 9.) In connection with the issuance of the debentures, the Company was required to have all security interests in the land, building, patents, and production equipment owned by the Battery Company released. In order to effect this release, in January 2004, the Company paid: $2,200,000 to Meliorbanca Gallo S.P.A. to satisfy certain obligations of Ener1 S.R.L. an Italian company related to the Company by common ownership; $704,000, representing all of the outstanding balances due to Interbay Funding on a mortgage note collateralized by the land and building owned by the Battery Company; and $1,600,000 to Saint Petersburg Joint Stock Bank Tavrichesky to satisfy two notes which were secured by a pledge of a patent owned by Ener1 Ukraine, which is a 100% subsidiary of Ener1 Battery.

In March 2004, the Battery Company obtained a loan secured by a vehicle. The total amount due under the loan as of March 31, 2005 is $108,767 plus interest payable over 5 years in equal monthly payments of approximately $2,600.

On March 11, 2005, the Company issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 and warrants to purchase up to 7,112,500 shares of common stock, in a private placement (See Note 15) .

9.     SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

In January 2004, the Company issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009. The interest rate under these debentures is currently 15%. The Company’s obligations under the debentures are collateralized by the land and building owned by the Battery Company, as well as by certain battery production equipment owned by the Battery Company and used by EnerDel. The debentures are convertible into common stock of Ener1 at a current conversion price of $1.233 per share. As part of the transaction, the Company issued warrants with a ten-year term to purchase a total of 16,000,000 common shares at the current exercise price of $2.37 per share. Proceeds from the sale were used to pay expenses of the sale and repay debt, including $1,040,817 owed to related parties. Direct costs associated with the debentures of approximately $1,473,000, including $1,200,000 of investment banking fees, were incurred.

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

In applying the provisions of the above pronouncements, the Company recorded a discount on the convertible debentures in the amount of $20,000,000. This discount is being accreted to interest expense using the interest method over the life of the debentures (five years). As the effective interest rate, which is determined by dividing the actual interest rate on the convertible debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Total interest expense on the debentures for the three month periods ended March 31, 2004 and 2005 was $208,333 and $660,770, respectively. The remaining discount on the convertible debentures as of March 31, 2005 was $19,700,000, after conversion of $300,000 of debentures.

Interest expense related to the accretion of the discount for the calendar years ending after December 31, 2004 is expected to be as follows and would be accelerated upon early conversion or default of the instrument:

Year ended December 31, 2005	$-0-
Year ended December 31, 2006	$-0-
Year ended December 31, 2007	$-0-
Year ended December 31, 2008	$-0-
Year ended December 31, 2009	$19,700,000

Subject to the conditions and limitations specifically provided in the Securities Purchase Agreement under which the debentures were sold, the holders of the debentures have the right to convert, at any time and from time to time after the issue date, all or any part of the outstanding and unpaid principal amount of the debentures into shares of the common stock of the Company. During the year ended December 31, 2004, $300,000 in principal amount of the debentures was converted into common stock of the Company at the conversion price of $1.25 per share in accordance with the terms and conditions of the debentures.

Under the terms of the debentures, interest is due quarterly and the interest rate was to remain at 5% if the Company achieved certain milestones set forth in the debentures by July 19, 2004. The Company did not achieve these milestones and, as a result, the interest rate charged on the debentures was increased to 7.5%, effective July 19, 2004. In addition, the Company did not achieve certain milestones as of January 21, 2005, and accordingly, the interest rate increased to 15%.

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

10.     ITOCHU CORPORATION INVESTMENT and INVESTMENT in ENERSTRUCT

On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation, under which the Company issued 14,000,000 shares of its common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share, for $3.5 million. In addition, the Company granted the following options to ITOCHU to increase its ownership of common stock at the following prices: During the six month period from July 25, 2003 through January 24, 2004, ITOCHU had the option to purchase up to 12,461,861 shares of common stock, for $0.70 per share. During January 2004, ITOCHU exercised a portion of these options and purchased 1,500,000 shares for $1,050,000. During the period from January 25, 2004 through January 31, 2005, ITOCHU had the option to purchase up to 9,346,396 shares of common stock for $4.00 per share. These options expired unexercised on January 31, 2005.

Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for a 49% ownership interest in EnerStruct. ITOCHU owns the remaining 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At March 31, 2005, the Company’s original investment in EnerStruct was reduced by $986,953 which represents the Company’s share of EnerStruct’s losses through that date.

In connection with the foregoing activities, the Company and Ener1 Battery have entered into a license agreement with ITOCHU and EnerStruct and agreed to provide EnerStruct with an exclusive license (for Japan only) to use the technologies covered by two of Ener1 Battery’s pending patent applications. In July 2004, this license became non-exclusive. In October 2004, this license was transferred to EnerDel. ITOCHU has also licensed to EnerStruct, on an exclusive basis, several of its patents relating to its lithium battery technologies. In April 2005, EnerDel entered into an agreement with EnerStruct, under which EnerDel paid EnerStruct $1 million in prepayment for engineering services related to optimization of EnerDel’s lithium battery production lines and further development of EnerStruct’s high-rate battery technology. If development of this technology is successfully completed, use of such technology would be licensed to EnerDel on terms set forth in the agreement and certain other terms to be negotiated at that time.

Summarized information of EnerStruct is as follows as of March 31, 2005 and for the three month period then ended:

Cash	$985,697
Total assets	1,423,332
Total liabilities	37,340
Net loss	$344,999

11.     RELATED PARTY TRANSACTIONS:

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1Group and its subsidiaries, and Ener1 Group has billed the Company for the actual cost of these services and employees. As of March 31, 2005, the net balance due to the Company from Ener1 Group and its subsidiaries was $89,824.

The Company, its wholly owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) entered into a Merger Agreement dated as of June 9, 2004, and subsequently amended, providing for the merger of Acquisition into Splinex. Upon closing, which occurred in January 2005, the Company received 5,000,000 shares of Splinex common stock, which represented 5% of the then outstanding shares of Splinex common stock, and, in accordance with the Merger Agreement, the Company declared a dividend to distribute these shares to the Company’s shareholders of record as of January 17, 2005. The Company recorded the amount of this dividend as $150,000. Closing of the merger was subject to the satisfaction of certain conditions, including, among others, the effectiveness of the registration statement on Form S-1 filed on June 24, 2004 by Splinex with the Securities and Exchange Commission to register the dividend by the Company of the shares of Splinex common stock to be issued in the merger.

Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 75% of the outstanding common stock of Ener1 Group, Inc., which owns approximately 88% of the outstanding common stock of the Company. Novak and Zoi also beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC, which holds approximately 95% of the outstanding common stock of Splinex. The remaining membership interests of Splinex, LLC are held by Mikhail Zingarevich (a director of Splinex and the brother of Boris Zingarevich, a 25% shareholder of Ener1 Group), who beneficially owns 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC and Alexander Malovik, who beneficially owns 50% of the voting membership interests (and 49% of the economic membership interests) of Splinex, LLC.

Two of the Company’s directors, Kevin P. Fitzgerald and Peter Novak, are also directors of Splinex. Dr. Novak was also the President of Splinex from its inception February 7, 2004 to August 31, 2004.

12.     ENERDEL FORMATION

On October 26, 2004, the Company combined certain of its lithium battery assets with those of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) into a newly organized Delaware corporation, EnerDel, Inc. (“EnerDel”). The Company completed the transactions pursuant to, among other documents, a Formation, Subscription and Stockholders’ Agreement (the “Formation Agreement”) between the Company and Delphi, dated as of October 20, 2004. Pursuant to the Formation Agreement, the Company received 80.5% of EnerDel’s issued and outstanding shares of common stock in consideration for the contribution by the Company and its subsidiaries of the following assets to EnerDel:

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

In addition, Ener1 Battery agreed to make available to EnerDel space in Ener1 Battery’s building in Fort Lauderdale containing Ener1 Battery’s above-described battery related equipment. Ener1 also caused to be licensed to EnerDel certain vapor deposition technology for use in connection with EnerDel’s lithium battery-related operations.

Pursuant to the Formation Agreement, Delphi received:

•	19.5% of EnerDel's issued and outstanding shares of common stock;

•	8,000 shares of EnerDel’s 8.25% Series A Preferred Stock with an aggregate face and liquidation value of $8 million (the “Series A Preferred Stock”) (see Note 16);

•	immediately exercisable warrants with a ten year term to purchase up to 1.75 million shares of the Company’s common stock for $0.70 per share; and

•	immediately exercisable warrants with a ten year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share.

The Series A Preferred Stock was exchangeable, at any time prior to January 31, 2005, at the option of the holder, into up to 6,956,521 shares of Ener1 common stock, based on an exchange rate of 869.5652 shares of our common stock for each share of Series A Preferred Stock. This exchange right was not exercised.

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

In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related equipment valued at $8,517,600 and its lithium battery-related patent portfolio valued at $5,100,000, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contained lithium battery operations.

Pursuant to the Registration Rights Agreement dated as of October 20, 2004, between the Company and Delphi Automotive, the EnerDel shares of common stock issued in the transaction and the shares of the Company’s common stock issuable upon exercise of the above-described warrants are subject to certain demand and piggyback registration rights. In addition, pursuant to the Formation Agreement, the Company and Delphi have agreed to provide one another with certain tag-along rights and rights of first refusal in the event either party desires to sell any of its respective EnerDel securities received in the transaction.

A number of the assets transferred from Delphi and Ener1 during the formation of EnerDel were considered to be assets to be used in Research and Development Activities (R&D) because the assets were being used in product development and prototyping efforts at the time of the transfer. The Company anticipates that EnerDel will continue to use the transferred assets in R&D activities on future product development and prototyping projects and alternatively EnerDel intends to use certain of the transferred assets for production of lithium batteries in response to anticipated future customer orders. As such uses are contingent upon the successful completion of current R&D projects and/or receipt of such orders, this equipment was expensed to R&D upon acquisition in accordance with SFAS No.2.

Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs” requires that assets to be used in R&D activities are to be immediately charged to income unless an “alternative future use” for the asset exists. AICPA Practice Aid, “Assets Acquired in a Business Combination to be Used in Research and Development Activities” states that for an asset acquired for use in an R&D activity to have an alternative future use: (a) “it is reasonably expected that the combined enterprise will use the asset acquired in the alternative manner” and that the asset “embodies an anticipated capacity singly or in combination with other assets, to contribute directly or indirectly to future net cash flows (“economic benefit”) from that alternative use;” (b) “the combined enterprise’s use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date (that is, the asset can be used in the alternative manner in the condition in which it existed at the acquisition date),” and (c) “is identified by the acquiring company at the acquisition date.”

Though the Company intends to use the equipment in future product development projects and for future production it is unable to specifically identify the projects or products at this time due to the indeterminable nature of specific future customer needs and therefore does not meet the requirement in (c) above for “alternative future uses.” Similarly, because of the currently indeterminable nature of future customer needs, the Company cannot project the “economic benefit” of specific future R&D projects or of future anticipated customer production and therefore the Company does not meet the requirement in (a) above for “alternate uses,” Finally, because future specific customer requirements may require modification, or further development, of the transferred assets before future product development projects or customer production can commence, the Company does not meet the requirement in (b) above.

Consequently, due to the inability to meet the requirements for “alternate future uses” above, the Company has charged Research and Development (R&D) expense for the value of the certain assets that were transferred to EnerDel at its formation.

13.     SALE of SERIES B PREFERRED STOCK and WARRANTS to PURCHASE COMMON STOCK

In order to finance its contribution of $15 million in cash to EnerDel (see Note 12), the Company entered into a Subscription Agreement as of October 15, 2004, with Cofis Compagnie Fiduciaire S.A., a Swiss trust company (“Cofis”). The securities issued pursuant to the Subscription Agreement are beneficially owned by an affiliate of Ener1 Group, Inc., the Company’s majority shareholder.

The Company issued the following securities to Cofis in exchange for an aggregate purchase price of $15 million in cash:

•	150,000 shares of Series B 7% Convertible Preferred Stock, par value $0.01 per share (the “Series B Preferred”) (see Note 16);

•	a warrant to purchase 4,166,666 shares of common stock at an exercise price of $1.25 per share; and

•	a warrant to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share.

The Series B Preferred has a liquidation preference of $100.00 per share. Dividends accrue on each share of Series B Preferred at the annual rate of seven percent of the liquidation value and are payable semi-annually, beginning November 1, 2005. Dividends are payable in the form of additional shares of Series B Preferred for the first two years following issuance of the Series B Preferred and in cash thereafter, and, as of March 31, 2005, there was an accrued dividend payable recorded of $463,151 payable to Cofis.

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

The Series B Preferred is redeemable by the Company at any time in part or whole at 100% of the liquidation value, plus accrued and unpaid dividends. Any such redemption at Ener1‘s option would only be effected with consent of holders of the Company’s senior secured debentures due 2009, pursuant to the terms of the documents related to those debentures. The Series B Preferred is redeemable at the option of the holder once 100% of those debentures are converted or repaid.

Each of the warrants has a term of ten years and may be exercised in whole or in part at any time prior to the expiration of the warrants. The exercise price must be paid in cash. The holder of the warrants may not transfer the warrants without Ener1‘s consent.

14.     AGREEMENT WITH ENER1 GROUP

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group, Inc., its majority shareholder, under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred at a purchase price of $100.00 per share (or an aggregate purchase price of $3 million), which includes warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share.

If the Company requires Ener1 Group to purchase any of the Series B Preferred and warrants pursuant to this agreement, it will pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased specifically by Ener1 Group, in return for Ener1 Group’s assistance in arranging the sales of Series B Preferred.

In March 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred shares, and warrants to purchase 138,890 shares of the Company’s common stock, for an aggregate purchase price of $250,000.

15.     7.5% SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

On March 11, 2005, the Company entered into a securities purchase agreement under which Ener1 agreed to issue $14,225,000 in aggregate principal amount of 7.5% Senior Secured Convertible Debentures due March 2009 (the “Debentures”) and Warrants to purchase 7,112,500 shares of common stock of Ener1. The securities were issued on March 14, 2005. The net proceeds of the issuance was $13,133,781 after direct placement costs of $1,091,219. The Debentures mature on March 14, 2009. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31, beginning March 31, 2005. The interest rate will increase to 15% per year if Ener1 fails to meet certain milestones as of the first anniversary of the date of issuance of the Debentures.

The Debentures are convertible by the holder at any time prior to maturity into shares of common stock of the Company, initially at $1.00 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the conversion price. The Company may require that a specified amount of the principal of the Debentures be converted if the milestones are satisfied for a period of 22 consecutive trading days.

At any time on or after March 14, 2008, Ener1 may prepay some or the entire principal of the Debentures at a price of one hundred and three percent (103%) of the amount of unpaid principal, plus accrued interest. Upon certain change in control events or upon an event of default (as defined in the Debentures) a holder may require the Company to repurchase such holder’s Debentures in cash at the price specified in the Debentures.

The Debentures are senior to the Company’s existing and future indebtedness and pari passu with the Company’s Senior Secured Debentures due 2009 issued in January 2004 (the “Existing Debentures”). The Security Agreement provides that the Company will grant a security interest in favor of the investors in certain collateral if certain events occur.

In connection with the issuance of the Debentures, the Company issued warrants to purchase the Company's common stock to the investors to purchase an aggregate of up to 4,267,500 shares of common stock at $1.15 per share and an aggregate of up to 2,845,000 shares of common stock at $1.25 per share (the “Warrants”). The initial exercise prices are subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price.

A discount on the debentures of approximately $2,953,000 was recorded to additional paid in capital based on the relative fair value of the warrants issued to the investors who purchased the Debentures. This discount will be amortized to interest expense over the life of the Debentures using the interest method.

The Company also agreed to issue Warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 to SG Cowen & Co., LLC, which acted as placement agent for the private placement. The fair market value of the warrants was determined to be $213,375 and was recorded as deferred debenture costs.

The Warrants are exercisable (in whole or in part) at any time on or before March 14, 2010.

If the Company or any of its subsidiaries issue capital stock prior to March 15, 2006, the purchasers of the Debentures have the right, with certain exceptions, to purchase up to twenty percent of the capital stock issued by Ener1 or its subsidiary.

The Company will be required to make certain payments to the holders of the Debentures and the Warrants if certain deadlines with respect to the registration of the resale of the common stock underlying the Debentures and Warrants are not met or if the shelf registration statement effecting such registration is otherwise unavailable for the resale of the securities.

16.     REDEEMABLE PREFERRED STOCK

EnerDel Series A Preferred Stock

On October 20, 2004, the Board of Directors of EnerDel Inc. approved the creation of EnerDel Series A Preferred Stock. The shares of such series were designated: Non Voting, Cumulative and Redeemable Series A Preferred Stock, with a par value of $ 0.01, and a liquidation value of $1,000. There are 500,000 shares authorized and 8,000 shares outstanding at March 31, 2005.

The holders of EnerDel Series A Preferred Stock are entitled to receive dividends as declared by the Board of Directors of EnerDel at the rate of 8.25% of the liquidation value per share, per annum, payable in cash annually, commencing on December 31, 2005, and thereafter on the last day of December of each year that any EnerDel Series A Preferred Stock is outstanding.

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

The initial carrying amount of the EnerDel Series A Preferred Stock was recorded at its fair value of $3,700,000. The carrying amount of the EnerDel Series A Preferred Stock was increased by $598,442 due to accretion of the discount, and by $292,932 due to accrued dividends through March 31, 2005. The carrying amount of the EnerDel Series A Preferred Stock at March 31, 2005 was $4,591,374.

Ener1, Inc. Series B Convertible Preferred Stock

On October 13th, 2004, the Board of Directors of Ener1, Inc. approved the creation of Ener1 Series B Convertible Preferred Stock. The shares of such series were designated: Series B Convertible Preferred Stock, with a par value of $0.01, and a liquidation value of $100. There are 180,000 shares authorized and 152,500 shares outstanding at March 31, 2005.

The Ener1 Series B Convertible Preferred Stock ranks: a) junior to any other class or series of capital stock of Ener1 hereafter created, specifically ranking by it's terms, senior to the Ener1 Series B Convertible Preferred Stock; b) senior to Ener1‘s common stock; c) senior to any class or series of capital stock hereafter created not specifically ranking by it’s terms senior to the Ener1 Series B Convertible Preferred Stock; and, d) pari passu with any class or series of capital stock created specifically ranking by its terms on parity with the Ener1 Series B Convertible Preferred Stock.

The holders of Ener1 Series B Convertible Preferred Stock are entitled to dividends payable semi-annually, in arrears, on November 1 of each year during which the Ener1 Series B Convertible Preferred Stock is outstanding, beginning November 1, 2005. For the first two years after issuance of the Ener1 Series B Convertible Preferred Stock, dividends are to be paid-in-kind, in the form of additional shares of Ener1 Series B Convertible Preferred Stock, at the rate of 7.0% of the liquidation value; thereafter, dividends are to be paid in cash at the rate of 7.0% of the liquidation value. The dividends are cumulative.

The shares of Ener1 Series B Convertible Preferred Stock are redeemable by Ener1 at any time in part or whole at 100% of the liquidation value, plus accrued and unpaid dividends. The Ener1 Series B Convertible Preferred Stock is redeemable by the holder when 100% of the Company’s Senior Secured Debentures due January 20, 2009 (Note 10) are liquidated. If liquidation of the Senior Secured Debentures occurs in full before January 20, 2009, redemption shall be in 24 equal monthly installments beginning 30 days from the date of notice by the holder.

On October 15, 2004, the Company entered into a subscription agreement with Cofis Compagnie Fiduciaire S.A., for the sale of 150,000 shares of the Ener1 Series B Convertible Preferred Stock, warrants to purchase 4,166,666 shares of the Company’s common stock at an exercise price of $1.25 and warrants to purchase 4,166,666 shares of the Company’s common stock at an exercise price of $1.50 per share for an aggregate consideration of $15,000,000.

The initial carrying amount of the Ener1 Series B Convertible Preferred stock was recorded at its fair value. The company, utilizing the Black Scholes Model calculated the discount on the preferred stock attributed to the warrants that were issued in connection with the preferred stock to be $4,666,666. The carrying amount of $10,333,334, which is net of discounts, was recorded as Redeemable Preferred Stock. The carrying amount will be periodically increased by accretion of the discount and dividends charged to Paid-in-Capital.

In March, 2005 The Company issued to Ener1 Group 2,500 shares of Series B Convertible Preferred stock at a purchase price of $100 per share in accordance with the financing agreement the Company has with Ener1 Group described in Note 14. Purchase of the Series B Preferred entitled Ener1 Group to receive warrants to purchase 69,445 shares of the Company’ common stock at an exercise price of $1.25 per share and warrants to purchase 69,445 shares of the Company’s common stock at $1.50 per share. The initial carrying amount of the Series B Convertible Preferred stock was recorded at its fair value. The Black Scholes Model was used to calculate the discount on the preferred stock attributable to the warrants, which was determined to be $97,223. The carrying amount of $152,777, which is net of discounts, was recorded as Redeemable Preferred Stock. The carrying amount is periodically increased by accretion of the discount to interest expense and dividends accrued. The carrying amount of Ener1 Group’s Series B Convertible Preferred stock at March 31, 2005 was $161,146.

The carrying amount of the aggregate outstanding Ener1 Series B Convertible Preferred Stock at March 31, 2005 was $11,659,344, consisting of the original net fair value of $10,486,111, accretion of the discount of $705,481, and accrued dividends of $467,752.

The table below is an explanation of the components of redeemable preferred stock as of March 31, 2005

	Ener1 Series B	EnerDel Series A	Total
Carrying amount	$10,486,111	$3,700,000	$14,186,111
Accumulated accretion of discounts	705,481	598,442	1,303,923
Cumulative dividends	467,752	292,932	760,684

	$11,659,344	$4,591,374	$16,250,718

17.     COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

In April 2005 the Company entered into a 5 year and 2 month operating lease for office facilities located at 712 Fifth Avenue, New York, New York. The lease provides for fixed rent of $426,240 per annum through the balance of the lease term.

18.        STOCK and OPTION ISSUANCES DURING QUARTER ENDED MARCH 31, 2005

Effective March 1, 2005, pursuant to a financing commitment agreement between the Company and Ener1 Group, (Note 14), the Company issued 2,500 shares of Series B Convertible Preferred Stock to Ener1 Group.

Effective March 1, 2005, as part of the financing commitment agreement between the Company and Ener1 Group, the Company also issued warrants to purchase 69,445 shares of the Company’s common stock at an exercise price of $1.25 per share, and warrants to purchase 69,445 shares of the Company’s common stock at an exercise price of $1.50 per share.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $7,122,000, (Note 14), 2,136,600 shares of warrants to purchase common stock at an exercise price of $1.15 and 1,424,400 shares at an exercise price of $1.25 were granted to Satellite Strategic Finance Partners, Ltd.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $2,878.000, (See Note 14), 863,400 shares of detachable warrants at an exercise price of $1.15 and 575,600 shares of detachable warrants at an exercise price of $1.25 were granted to Satellite Strategic Finance Associates, LLC.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $2,000,000, (See Note 14), 600,000 shares of detachable warrants at an exercise price of $1.15 and 400,000 shares of detachable warrants at an exercise price of $1.25 were granted to Omicron Master Trust.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $750,000, (See Note 14), 225,000 shares of Series A detachable warrants at an exercise price of $1.15 and 150,000 shares of Series B detachable warrants at an exercise price of $1.25 were granted to Castle Creek Technology Partners, LLC.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $725,000, (See Note 14), 217,500 shares of detachable warrants at an exercise price of $1.15 and 145,000 shares of detachable warrants at an exercise price of $1.25 were granted to SG Private Banking (Suisse) S.A.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $385,000, (See Note 14), 115,500 shares of detachable warrants at an exercise price of $1.15 and 77,000 shares of detachable warrants at an exercise price of $1.25 were granted to Basso Multi-Strategy Holding Fund, Ltd.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $115,000, (See Note 14), 34,500 shares of detachable warrants at an exercise price of $1.15 and 23,000 shares of detachable warrants at an exercise price of $1.25 were granted to Basso Private Opportunity Holding Fund, Ltd.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $250,000, (See Note 14), 75,000 shares of detachable warrants at an exercise price of $1.15 and 50,000 shares of detachable warrants at an exercise price of $1.25 were granted to Iroquois Capital LP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to our expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; managerial execution; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

Results of Operations

Net Sales. We had no significant sales from continuing operations in either of the three month periods ended March 31, 2005 and 2004.

Gross Profit (Loss) We had no significant gross profit or loss from continuing operations in either of the three month periods ended March 31, 2005 and 2004.

Research & Development Expenses (“R&D”) R&D expenses increased $1,743,990 during the three months ended March 31, 2005, from $509,633 to $2,253,623 when compared to the same period in 2004. This increase is primarily due to an increase of $1,248,157, in battery R&D resulting from the formation of EnerDel Inc; an increase of $282,561, in R&D conducted by NanoEner due to the purchase of VDS equipment for research and development; and an increase of $213,272, in Fuel Cell R&D to build sample fuel cell stacks.

Selling, General, and Administrative Expenses (“SGA”) SG&A expenses increased 19.3%, or approximately $475,000, from $2,460,000 to $2,935,000 during the three months ended March 31, 2005, when compared to the same period in 2004. This increase is primarily due to an increase of 698%, or $288,000, in depreciation because of battery production lines being put into service during the quarter ended March 31, 2005; an increase of 71%, or $150,000, in outside services; an increase of 454%, or $143,000, in rent expense due to the acquisition of office space from Delphi; an increase of $74,000 from $0.00, in computer and IT costs to support the new engineering center in Indianapolis; an increase of 241%, or $55,700, in travel and travel related expenses due to the new office in Indianapolis; an increase of 715%, or $25,000, in postage expenses; an increase of 222%, or $25,000, in office supplies; and an increase of 2%, or $10,000 in all other expense categories partially offset by a decrease of 12.2%, or $112,000, in administrative salaries; a decrease of 23%, or $184,000, in professional fees.

Manufacturing Pre-production Costs. Beginning in June 2004, we began preparing our battery manufacturing plant in Fort Lauderdale to begin production, in addition to continuing our research and development activities. Manufacturing pre-production cost for the three months ended March 31, 2005 and 2004 were $793,000 and $0 respectively. These expenses were incurred for implementing new manufacturing infrastructure, including new personnel, policies, and procedures.

Liquidity and Capital Resources

As of December 31, 2004, we had working capital of $11.8 million. As of March 31, 2005, our working capital was $19.0 million, which included $21 million consisting of cash and equivalents offset by $2 million in current liabilities. During the period from December 31, 2004 through March 31, 2005, our working capital increased by $7.2 million. This increase was primarily the result of the receipt of net proceeds of $13.1 million from the sale of our 7.5% Senior Secured Convertible Debentures due March 2009 and warrants to purchase our common stock.

During the three month period ended March 31, 2005 we purchased $152,728 of capital equipment, of which: $20,920 was for manufacturing equipment in our battery manufacturing plant; and $131,808 was for administrative equipment, primarily computing equipment.

We will require additional capital within the next twelve months to support the activities of EnerDel, EnerFuel and NanoEner. We intend to seek additional financing, which may take the form of equity or debt funding. We cannot assure you that any such required capital will be available on terms acceptable to us, if at all, and, at such time or times as it we require it. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Accounting for employee stock options

As permitted under Statement of Financial Accounting Standard No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” we account for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, we recognize compensation cost based on the intrinsic value of the equity instrument awarded as determined at the measurement date. We disclose the required pro forma information in our notes to consolidated financial statements as if the fair value method prescribed by SFAS No. 123 had been applied.

In December 2004, the FASB issued SFAS No.123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized at the date of grant in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective at the beginning of the first interim or annual period beginning after December 15, 2005. The impact of adoption of Statement 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments in the future. However, had we adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the notes to our financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. We expect to adopt Statement 123(R) on January 1, 2006.

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

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On March 1, 2005, we issued 2,500 shares of Series B Preferred Stock and warrants to purchase 138,890 shares of our common stock, for an aggregate purchase price of $250,000 to Ener1 Group. The issuance of these securities was exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act of 1933, as sales not involving a public offering.

Item 6.  Exhibits

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 21, 2004.

4.3	Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.4	Form of 7.5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.5	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.6	Registration Rights Agreement, dated as of March 14, 2005, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.7	Certificate of Designation of Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc., dated October 20, 2004, incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Ener1‘s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

4.8	Registration Rights Agreement by and between Ener1 and Delphi Automotive Systems LLC, dated October 20, 2004, incorporated by reference to Exhibit 10.33 to Ener1‘s Annual Report on Form 10-KSB for the period ending December 31, 2004.

4.9	Form of Warrant to Purchase Common Stock of Ener1, dated October 20, 2004 Issued to Delphi Automotive Systems, LLC, incorporated by reference to Exhibit 4.4 to Amendment No. 1 to Ener1‘s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

4.10	Form of Warrant to Purchase Common Stock of Ener1, dated December 9, 2004 Issued to Merriman Curhan Ford & Co, incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form SB-2 filed on May 9, 2005 (Commission File No. 333-124745).

4.11	Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.25, incorporated by reference to Exhibit 4.4 to the Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

4.12	Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.50, incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.1	Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures incorporated by reference to Item 10.2 of Registrant’s Current Report on Form 8-K dated March 15, 2005.

10.2	Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K dated March 15, 2005

10.3	Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.‘s 5% Senior Secured Convertible Debentures incorporated by reference to Item 10.3 of Registrant’s Current Report on Form 8 K dated March 15, 2005

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 16, 2005 Dated: May 16, 2005	ENER1, INC.

By: /s/ Kevin P. Fitzgerald
Kevin P. Fitzgerald
Chief Executive Officer
(Principal Executive Officer and Duly Authorized
Officer)

By: /s/ James Calarco
James Calarco
Interim Chief Financial Officer, Controller
(Duly Authorized Principal Financial and
Accounting Officer and Duly Authorized Officer)