Form 10QSB
period 2005-06-30
ENER1 INC
filed 2005-08-15
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2005

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

Yes [X] No [_]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class Common stock, par value $.01 per share	Outstanding as of August 11, 2005 347, 455,751

Transitional Small Business Format (check one): Yes [  ] No [X]

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended June 30, 2005

Part I. FINANCIAL INFORMATION
      Item 1. - Financial Statements

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)
June 30, 2005
ASSETS
Current assets
Cash and equivalents	$11,896
Prepaid expenses and other current assets	665
Due from related parties (Note 14)	161
Total current assets	12,722
Property and equipment, net (Note 18)	2,719
Investment in EnerStruct, Inc. (Notes 4, 13)	958
Debenture costs (Note 10)	970
Other assets	321
Total assets	$17,690
LIABILITIES AND DEFICIENCY IN ASSETS
Current liabilities
Accounts payable and accrued expenses (Note 6)	$1,444
Accrued exit costs (Note 16)	497
Current portion of bank installment loan (Note 8)	24
Liabilities of discontinued operations (Note 3)	307
Total current liabilities	2,272
Bank installment loan payable (Note 8)	79
$19,700 senior secured convertible debenture, net of discount of $19,700
attributable to warrants and beneficial conversion features (Note 9)	--
$14,225 senior secured convertible debenture, net of discount of $2,624
attributable to warrants (Note 10)	11,601
Total Liabilities	13,952
Commitments and contingencies (Note 17)
Redeemable preferred stock (Notes 11 and 15)	17,454
Minority interest (Note 15)	17
Deficiency in assets
Common stock, par value $.01 per share, 750,000,000
shares authorized, 347,455,751 issued and outstanding	3,475
Additional paid-in capital	101,634
Accumulated deficit	(118,842)
Total deficiency in assets	(13,733)
Total liabilities and deficiency in assets	$17,690
See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)
	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net sales	$14	$11	$35	$41
Cost of goods sold	--	--	--	10
Gross profit	14	11	35	31
Operating expenses:
Manufacturing pre-production costs	1,340	516	2,133	516
Research and development (Note 18)	14,488	667	16,742	1,177
Selling, general and administrative	2,527	1,706	5,462	4,166
Interest Expense	1,314	254	2,064	477
Total operating expenses	19,669	3,143	26,401	6,336
Loss from operations	(19,655)	(3,132)	(26,366)	(6,305)
Non-operating Income (expense):
Other income (expense), net	88	50	140	73
Equity in loss on investment in
EnerStruct, Inc. (Note 13)	(58)	(131)	(227)	(287)
Total non-operating income (expense)	30	(81)	(87)	(214)
Loss before minority interest, income taxes and discontinued operations	(19,625)	(3,213)	(26,453)	(6,519)
Minority interest	3,117	--	3,760	--
Income taxes	--	--	--	--
Loss from continuing operations	(16,508)	(3,213)	(22,693)	(6,519)
Loss from operations held
for disposal (Note 3)	--	--	--	(2)
Net Loss	$(16,508)	$(3,213)	$(22,693)	$(6,521)
Preferred stock dividends and
Accretion of discounts (Note 11)	(1,102)	--	(2,089)	--
Net loss attributable to common stockholders	(17,610)	(3,213)	(24,782)	(6,521)
Loss per share from continuing operations (basic
and diluted)	$(0.05)	$(0.01)	$(0.07)	$(0.02)
Loss per share from discontinued operations (basic	$--	$--	$--	$--
and diluted)
Net loss per share - basic and diluted	$(0.05)	$(0.01)	$(0.07)	$(0.02)
Weighted average shares
Outstanding	347,456	347,173	347,456	346,809
See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,
	2005	2004
Cash provided by (used in):
Operating activities:
Net loss	$(22,693)	$(6,521)
Accretion of discount on debentures (Note 10)	328	--
Depreciation and amortization	462	102
Research & Development Costs (Note 18)	10,527	--
Loss on disposal of assets	1	--
Minority interest (Note 15)	(3,760)	--
Equity in loss from investment in EnerStruct, Inc. (Note 13)	227	287
Changes in assets and liabilities	(907)	(1,615)
Changes in assets and liabilities held for disposal (Note 3)	--	(30)
Compensation expense for stock and options issued for services	502	728
Net cash used in operating activities	(15,313)	(7,049)
Investing activities:
Capital expenditures	(255)	(638)

Net cash used in investing activities	(255)	(638)
Financing activities:
Repayment of related party notes	--	(1,041)
Repayment of guaranteed related party debt (Note 8)	--	(2,200)
Repayment of mortgage note payable (Note 8)	--	(704)
Repayment of bank loan (Note 8)	--	(1,600)
Repayment of bank installment loan (Note 8)	(11)	(3)
Proceeds from sale of preferred stock (Note 12)	250	--
Proceeds from exercised employee stock options	--	20
Proceeds from exercise of warrants (Note 13)	--	1,050
Proceeds from issuance of senior secured convertible
Debentures, net of costs (Notes 9 and 10)	13,134	18,527
Net cash provided by financing activities	13,373	14,049

Net increase (decrease) in cash and equivalents	(2,195)	6,362
Cash and equivalents, balance at January 1	14,091	200
Cash and equivalents, balance at June 30	$11,896	$6,562

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed, consolidated financial statements should be read in conjunction with the Company’s audited financial statements at December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB. The Company’s significant accounting policies are set forth in Note 4 in these Notes to the Condensed Consolidated Financial Statements.

2.	GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $119 million as of June 30, 2005. It is likely that the Company’s operations will continue to incur negative cash flows through June 30, 2006 and additional financing will be required to fund the Company’s planned operations through June 30, 2006. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Nature of Business

Ener1’s primary lines of business consist of development and marketing of lithium batteries and certain battery components such as electrodes; fuel cells, fuel cell systems, components and related services; and nanotechnology-related manufacturing processes and materials. The Company’s current business focus is the result of changes over the past several years arising from new investments in the Company, changes in research and development activities and the acquisition of a battery business from its majority shareholder in 2002.

Ener1 is a Florida corporation founded in 1985 under the name Boca Research, Inc., which was subsequently changed to Inprimis, Inc. In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and as a result of subsequent transactions (primarily the acquisition by the Company of Ener1 Group’s battery business (see below), owned approximately 88% of the outstanding common stock of the Company at June 30, 2005.

During 2002 and to a lesser extent in 2003, the Company manufactured set-top boxes and other digital entertainment products through subcontractors and marketed those products to the hospitality and healthcare markets through its 49% owned subsidiary, Ener EL Holdings, Inc. (f/k/a EnerLook Solutions, Inc.) (“EnerLook”), and to other markets through its former Digital Media Technologies Division. After the Company moved into the battery business (see below), the majority of the assets in the Digital Media Technologies Division were transferred to EnerLook in 2003 (see “Discontinued Operations and Sale of Assets of EnerLook” below), and EnerLook subsequently sold these assets to a third party (see Note 7).

One of Ener1 Group’s subsidiaries, Ener1 Battery Company (“Ener1 Battery”), became a wholly owned subsidiary of the Company on September 6, 2002 when the Company acquired 100% of its outstanding capital stock from Ener1 Group. Ener1 Battery was in the business of developing and marketing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications.

Concurrently with the acquisition of Ener1 Battery, the Company began to transition its business away from the set-top box and engineering services businesses of EnerLook and the Company’s Digital Media Technologies Division and to focus instead on the alternative energy business and lithium batteries in particular.

In August 2003, the Company formed a joint venture company, named Enerstruct, Inc. (“Enerstruct”), with ITOCHU Corporation to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to Enerstruct certain battery-related technologies for use in Japanese markets.

In September 2003, Ener1 Battery completed its acquisition of its former research and development partner company in Ukraine, Ener1 Ukraine. Ener1 Ukraine has conducted battery-related research and development activities at facilities in Ukraine. Ener1 Ukraine’s battery-related patents and patent applications were assigned to EnerDel, Inc. a subsidiary of the Company, in October 2004.

Also in September 2003, consistent with its focus on developing an alternative energy business, the Company began developing fuel cell systems and components. The Company formed a new subsidiary, EnerFuel, Inc. (“EnerFuel”), on October 29, 2004 to conduct fuel cell operations. EnerFuel has developed a fuel cell testing fixture using technologies contained in one of its pending patent applications and plans to market such fixtures and related services either directly or through licensing arrangements.

         In April 2004, the Company formed NanoEner, Inc. to pursue development and marketing of proprietary nanotechnologies in support of its battery and fuel cell businesses and for other markets. The Company currently uses these technologies in the development of nanomaterials for lithium batteries and other high-energy storage devices.

In October 2004, the Company formed EnerDel with Delphi Automotive Systems, LLC (a subsidiary of Delphi Corporation) (“Delphi”) as the Company’s new vehicle for pursuing its battery business. Accordingly, at that time, Ener1 Battery transferred its personnel, patents and other intellectual property, along with exclusive rights to use of its equipment (with a $1 buyout option after release of liens on the equipment) and a lease to its land and building, to EnerDel. Delphi contributed its lithium battery equipment, patents and other intellectual property and personnel to EnerDel. The Company owns 80.5% of of EnerDel’s outstanding common stock, and Delphi owns 19.5% of EnerDel’s outstanding common stock. The Company’s lithium battery business has been conducted through EnerDel was formed.

On April 12, 2005, EnerDel and Enerstruct entered an agreement under which Enerstruct agreed to provide engineering and consulting services and also gave EnerDel the option to license certain product and manufacturing technologies for high-rate battery manufacturing produced by Enerstruct. On June 23, 2005, EnerDel decided to acquire these technologies. EnerDel also decided to closed its manufacturing facility in Indianapolis, Indiana and consolidate its battery operations in Ft. Lauderdale, Florida. (See Notes 13 and 16.)

Discontinued Operations

Effective in December 2003, the Company’s Digital Media Technologies/Enerlook segment was deemed by the Company to be held-for-sale and certain of the revenues, expenses, assets, and liabilities of this segment were classified as discontinued operations. Substantially all remaining resources were redirected to the Company’s continuing operations, accordingly, these costs are included in continuing operations.

On December 15, 2003, the Company, EnerLook, Ener1 Group and T.&V. Rental Co., Inc. (“TVR”) entered into an arrangement pursuant to which (1) TVR agreed to manage EnerLook’s business for up to six months in return for any profits earned by EnerLook, (2) EnerLook was granted the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR’s outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company’s stock held by Ener1 Group; and (3) TVR was granted the option to acquire substantially all of the assets of EnerLook in exchange for 5% of TVR Communications, LLC, a limited liability company that would own all the respective assets of TVR and EnerLook, such option to become exercisable if EnerLook did not exercise the option described in clause (2) above. EnerLook did not exercise the option described in clause 2 above and on June 15, 2004, TVR notified EnerLook of TVR’s intent to exercise its option to acquire substantially all of the assets of EnerLook, and shortly thereafter the EnerLook employees were transferred to, and became employees of, TVR Communications, LLC, a limited liability company formed by TVR to hold all of TVR’s assets and EnerLooks assets.

The Company, EnerLook, Ener1 Group and TVR Communications, LLC entered into an Asset Purchase Agreement dated as of September 30, 2004, providing for the sale of substantially all of EnerLook’s assets to TVR Communications, LLC, in exchange for a 5% membership interest in TVR Communications, LLC. The asset sale to TVR closed on December 7, 2004.

TVR paid EnerLook approximately $550,000 to fund EnerLook’s losses from operations from December 15, 2003 through June 15, 2004 and the 5% membership interest acquired by EnerLook as part of the December 7, 2004 asset sale to TVR was valued at $115,000.

4.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries, as well as 80.5%-owned EnerDel and the discontinued operations of 49%-owned EnerLook. In addition to the Company’s operating units, consisting of EnerDel, EnerFuel and NanoEner, there are a number of other subsidiaries: Ener1 Battery owns battery-related land building and equipment, but has no ongoing operations; Ener1 Ukraine remains as a subsidiary of Ener1 Battery; Ener1 Technologies Inc. which has a license to certain technologies from another subsidiary of Ener1 Group, has no ongoing operations; EnerNow Technologies, Inc. was involved with the Company’s former set top box business, but has no ongoing operations; Boca Research International, Inc., Boca Research Holland B.V., Boca Research (UK) Limited, Boca Research International Holdings Ltd., Boca Global, Inc., Boca Research of Delaware, Inc. and AppsCom, Inc. are all dormant, having ceased operations when the Company was previously in the computer technology business. Intercompany accounts and transactions have been eliminated in consolidation.

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

Investment in EnerStruct: The Company’s 49% investment in EnerStruct is accounted for using the equity method (Note 13).

Research and Development Costs: Research and development costs, including the cost of equipment and other assets used in research and development activities that do not have alternative future use, are expensed as incurred.

Income Taxes: The Company provides for income taxes in accordance with the liability method. Deferred income tax assets and liabilities are computed based on the differences between the financial statement carrying values and the tax bases of assets and liabilities and carry-forwards that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Loss per share: Basic loss per share is computed by dividing the loss attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted loss per share is computed by dividing loss available to common shareholders by the sum of the weighted average number of common shares outstanding for the period plus common shares issuable under common stock equivalents (all related to outstanding stock options and warrants), unless consideration of such common shares would result in anti-dilution. Common stock equivalents were not considered in the calculation of diluted loss per share, as their effect would have been anti-dilutive for the three and six months ended June 30, 2005 and 2004.

Stock compensation: Options granted to employees under the Company’s stock option plans are accounted for using the intrinsic method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines the fair value based method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized for the stock options plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all option awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the periods ended June 30, 2005 and 2004:

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004
	(in thousands, except per share data)

Net Loss as Reported	$(16,508)	$(3,213)	$(22,693)	$(6,521)
Plus:
Compensation recorded for stock
options issued	265	271	529	320
Less:
Pro forma stock based employee compensation,
net of tax	(931)	(637)	(1,851)	(888)

Net Loss, proforma	$(17,174)	$(3,579)	$(24,015)	$(7,089)

Loss per share:
Basic and diluted, as reported	$(0.05)	$(0.01)	$(0.07)	$(0.02)
Basic and diluted, pro forma	$(0.05)	$(0.01)	$(0.07)	$(0.02)

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

        SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 (Accounting Changes) and SFAS No. 3 (Reporting Accounting Changes in Interim Financial Statements). SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected January 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

5.     SEGMENT REPORTING

          The Company is organized based upon the following segments: EnerDel, EnerFuel, NanoEner, Ener1 Battery, Ener1 Technologies and Digital Media Technologies Division/EnerLook (which is classified as discontinued operations). EnerDel develops and markets advanced lithium batteries. EnerFuel develops and markets fuel cell systems, components and related services. NanoEner develops nanotechnology related manufacturing processes and materials. Ener1 Battery provides facilities to EnerDel and owns Ener1 Ukraine. Ener1 Technologies, Inc. had no activities during either of the three and six month periods ended June 30, 2005 and 2004.

    The accounting policies of the segments are the same as those described in Note 4. The Company evaluates the performance of its segments and allocates resources to them based on anticipated future contribution.

	Three months ended June 30		Six months ended June 30
	2005	2004	2005		2004
	(In thousands)

Sales
EnerFuel, Inc.	--	--		15	--
EnerDel Inc.	14	--		20	--
Ener1 Battery Company	--	11		--	41
Net sales	$14	$11		$35	41
Net Loss
Discontinued operations	$--	$--	$		$(2)
Corporate	(3,152)	(2,032)		(6,156)	(4,625)
EnerDel	(15,896)	--		(19,111)	--
Ener1 Battery Company	(45)	(826)		(96)	(1,264)
Ener1 Technologies	--	(10)		--	(10)
EnerFuel	(309)	(267)		(579)	(542)
NanoEner	(223)	(78)		(511)	(78)
Minority interest	3,117	--		3,760	--

Net Loss	$(16,508)	$(3,213)		$(22,693)	$(6,521)
Assets
Discontinued operations				$--	$27
Corporate				10,135	8,995
EnerDel				6,172	--
Ener1 Battery Company				1,360	22,506
Ener1 Technologies				1	10
EnerFuel				10	--
NanoEner				12	--
Total Assets				$17,690	$31,538

6.     ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities principally consist of accrued salaries, and accrued legal and accounting fees which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

7.   CONSOLIDATION OF 49% ENERLOOK SUBSIDIARY

EnerLook Health Care Solutions, Inc. was formed in February 2002 as a 51% subsidiary of the Company. EnerLook’s name was changed to EnerLook Solutions, Inc. in May 2003 and then to Ener EL Holdings, Inc. in December 2004. In early 2003, EnerLook issued 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and 125,000 shares to an employee, reducing the Company’s ownership to approximately 49%. Ener1 Group owns approximately 43% of the outstanding common stock of EnerLook. Since EnerLook was formed, the Company has consolidated EnerLook’s results of operations and its balance sheet as part of the Company’s consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties, which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook’s outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook’s common stock from 51% to 49% does not materially reduce the control the Company exercises over EnerLook’s operations. In the second quarter of 2003, the Company transferred certain assets of its Digital Media division to EnerLook in order to consolidate the Company’s set top box business. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million. In December 2003, management decided to discontinue the operations of this segment and conveyed operating control of this operating segment to T. & V. Rental Co., Inc. (TVR) a third party. In December, 2004 the Company sold substantially all of the assets of EnerLook to TVR.

8.   DEBT AND DEBT GUARANTEES

In January 2004, the Company issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009, and warrants to purchase up to 16,000,000 shares of common stock, in a private placement (See Note 9.) Ener1 Battery guaranteed the Company’s repayment of the debentures and this commitment was collateralized by a security interest in Ener1 Battery’s land, building and equipment. In connection with the issuance of the debentures, the Company was required to obtain releases of all existing security interests in the land, building, patents, and production equipment owned by Ener1 Battery, and this was done. In order to effect some of the required releases, in January 2004 the Company paid: $2,200,000 to Meliorbanca Gallo S.P.A. to satisfy certain obligations of Ener1 S.R.L. an Italian company related to the Company by common ownership; $704,000, representing all of the outstanding balances due to Interbay Funding on a mortgage note collateralized by the land and building owned by Ener1 Battery; and $1,600,000 to Saint Petersburg Joint Stock Bank Tavrichesky to satisfy two notes which were secured by a pledge of a patent owned by Ener1 Ukraine.

In March 2005, the Company issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 and warrants to purchase up to 7,112,500 shares of the Company’s common stock, in a private placement (See Note 10).

In March 2004, Ener1 Battery obtained a loan secured by a vehicle. The total amount due under the loan as of June 30, 2005 is $103,105. The loan is payable over 5 years in equal monthly payments of approximately $2,600.

9.  $19,700,000 SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

In January 2004, the Company issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due 2009 (the “2004 Debentures”). The current interest rate under the 2004 Debentures is 15%. The Company’s obligations under the 2004 Debentures are collateralized by land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

The 2004 Debentures are convertible into common stock of Ener1 at $1.233 per share. As part of the transaction, the Company also issued warrants with a ten-year term to purchase a total of 16,000,000 common shares at the current exercise price of $2.37 per share. Proceeds from the sale were used to pay expenses of the sale, repay debt (including $1,040,817 owed to related parties) and for working capital. Direct costs of approximately $1,473,000 , including $1,200,000 of investment banking fees, were incurred in connection with the sale.

Accounting Principles Board Opinion No. 14, entitled “Accounting for Convertible Debt Issued with Stock Purchase Warrants,” provides that the portion of the proceeds from debt securities issued with detachable stock purchase warrants that is allocable to the warrants should be accounted for as paid-in capital. The allocation should be based on the relative fair values of the two securities at time of issuance. Any resulting discount or premium on the debt securities should be accounted for as such. In addition, Emerging Issues Task Force Release Nos. 98-5 and 00-27 state that any embedded beneficial conversion features present in convertible securities should be valued separately at issuance. The embedded beneficial conversion feature should be recognized and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. That amount should be calculated at the commitment date as the difference between the effective conversion price and the fair value of the common stock or other securities into which the security is convertible, multiplied by the number of shares into which the security is convertible. The Emerging Issues Task Force observed that in certain circumstances, the intrinsic value of the beneficial conversion feature might be greater than the proceeds allocated to the convertible instrument. In those situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument. For convertible instruments that have a stated redemption date (such as debt and mandatorily redeemable preferred stock) the discount resulting from recording a beneficial conversion option should be accreted from the date of issuance to the stated redemption date of the convertible instrument. In the event of early conversion or default, the remaining discount would be recognized as interest expense during the period in which such early conversion or default occurs.

In applying the provisions of the above pronouncements, the Company has recorded a discount on the 2004 Debentures in the amount of $20,000,000. This discount is being accreted to interest expense using the interest method over the life of the 2004 Debentures (five years). As the effective interest rate, which is determined by dividing the actual interest rate on the 2004 Debentures by the discounted debt amount, approaches infinity, the interest expense to be recorded approximates the future cash payments. Total interest expense on the 2004 Debentures for the three and six months ended June 30, 2005 and 2004 was approximately $747,000 and $1,408,000, $253,000 and $461,000 respectively. Interest expense recorded related to the accretion of the discount was $0 for the three and six months ended June 30, 2005 and 2004. The remaining discount on the 2004 Debentures as of June 30, 2005 was $19,700,000 after conversion of $300,000 of the principal amount of the 2004 Debentures.

Interest expense related to the accretion of the discount for the calendar years ending after December 31, 2004 is expected to be as follows and would be accelerated upon early conversion or default of the 2004 Debentures:

Year ended December 31, 2005	$0
Year ended December 31, 2006	$0
Year ended December 31, 2007	$0
Year ended December 31, 2008	$0
Year ended December 31, 2009	$19,700,000

Subject to the conditions and limitations specifically provided in the Securities Purchase Agreement executed in connection with the sale of the 2004 Debentures, the holders of the 2004 Debentures have the right to convert, at any time and from time to time after the issue date, all or any part of the outstanding and unpaid principal amount of the 2004 Debentures into shares of the common stock of the Company. During the year ended December 31, 2004, $300,000 in principal amount of the 2004 Debentures was converted into common stock of the Company at the conversion price of $1.25 per share in accordance with the terms and conditions of the debentures.

Under the terms of the 2004 Debentures, interest is due quarterly and is computed on the basis of a 360 day year. The applicable interest rate is subject to achieving certain milestones by specific dates. The applicable interest rate was 5% per annum, provided that if all Milestones are not satisfied concurrently (1) on or before 180 days following the Issue Date or July 19, 2004 the applicable interest rate is increased to 7.5% per annum and (2) on or before the 365th day following the Issue Date or January 20, 2005, the applicable interest rate is increased to 15% per annum; provided, however that if the applicable interest rate increases pursuant to (1) and (2) above, and subsequent thereto all of the milestones are satisfied concurrently for a period of at least 45 consecutive calendar days, the applicable interest rate becomes 5% per annum for all periods thereafter. The milestone events that determine the applicable interest rate are: 1) the Registration Statement registering the resale of the common shares underlying the 2004 Debentures and warrants issued to the purchasers shall have been declared effective and shall be available; 2) the common stock shall be listed on the NASDAQ National Market, the NASDAQ SmallCap Market, or the NYSE and trading in the common stock on such market or exchange shall not have been suspended; 3) an Event of Default (as defined in the Debentures) shall not have occurred; and 4) the closing bid price of the common stock shall be greater than $1.75 (subject to adjustments for stock splits, stock dividends, and similar events.

        The Company has not achieved milestones 2 or 4, above, and, as a result, the interest rate charged on the 2004 Debentures was increased to 7.5%, effective July 19, 2004. In addition, the Company did not achieve these same milestones as of January 20, 2005, and accordingly, the interest rate increased to 15%.

Notwithstanding the financial statement presentation required by the above pronouncements, the Company remains legally obligated to repay the aggregate principal amount of the outstanding 2004 Debentures plus all accrued interest thereon at the rate(s) set forth in the 2004 Debentures. As of June 30, 2005, $19,700,000 in aggregate principal amount of the 2004 Debentures was outstanding. The principal amount of any of the 2004 Debentures that are converted to common stock of the Company pursuant to the terms of the 2004 Debentures shall not be deemed outstanding immediately following such conversion.

10. $14,225,000 SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

On March 11, 2005, the Company entered into a Securities Purchase Agreement under which the Company agreed to issue $14,225,000 in aggregate principal amount of 7.5% Senior Secured Convertible Debentures due March 2009 (the “2005 Debentures”) and warrants to purchase 7,112,500 shares of common stock of the Company. The securities were issued on March 14, 2005. The net proceeds of the issuance totaled $13,133,781 after direct placement costs of $1,091,219. The 2005 Debentures mature on March 14, 2009. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31, beginning March 31, 2005. The interest rate will increase to 15% per year if Ener1 fails to meet certain milestones as of the first anniversary of the date of issuance of the 2005 Debentures.

The 2005 Debentures are convertible by the holder at any time prior to maturity into shares of common stock of the Company, initially at $1.00 per share, subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the conversion price. The Company may require that a specified amount of the principal of the 2005 Debentures be converted if the milestones are satisfied for a period of 22 consecutive trading days.

         At any time on or after March 14, 2008, the Company may prepay some or the entire principal of the 2005 Debentures at a price of one hundred and three percent (103%) of the amount of unpaid principal, plus accrued interest. Upon certain change in control events or upon an event of default (as defined in the 2005 Debentures) a holder may require the Company to repurchase such holder’s 2005 Debentures in cash at the price specified in the 2005 Debentures.

The 2005 Debentures are senior to the Company’s existing and future indebtedness and pari passu with the 2004 Debentures. The Security Agreement executed in connection with the 2005 Debentures provides that the Company will grant a security interest in favor of the investors in certain collateral if certain events occur.

       In connection with the issuance of the 2005 Debentures, the Company issued to the investors warrants to purchase an aggregate of up to 4,267,500 shares of the Company’s common stock at $1.15 per share and an aggregate of up to 2,845,000 shares of the Company’s common stock at $1.25 per share (collectively, the “Warrants”). The initial exercise prices of the Warrants are subject to adjustment upon certain events, including as a result of the sale of equity securities by the Company at a price below the exercise price. The Warrants are exercisable (in whole or in part) at any time on or before March 14, 2010.

A discount on the debentures of approximately $2,953,000 was recorded to additional paid in capital based on the relative fair value of the warrants issued to the investors who purchased the 2005 Debentures. This discount will be amortized to interest expense over the life of the 2005 Debentures using the interest method.

The current interest rate is 7.5%. Interest expense on the debentures for the three and six months ended June 30, 2005 was $269,682 and $323,026 respectively. Interest expense recorded related to the accretion of the discount was $294,873 and $328,642 for the three and six months ended June 30, 2005. The remaining discount on the convertible debentures as of June 30, 2005 was $2,624,032.

The Company issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 to SG Cowen & Co., LLC, which acted as placement agent for the private placement. The fair market value of the warrants was determined to be $213,375 and was recorded as deferred debenture costs.

If the Company or any of its subsidiaries issue capital stock prior to March 15, 2006, the purchasers of the 2005 Debentures have the right, with certain exceptions, to purchase up to twenty percent of the capital stock issued by Ener1 or its subsidiary.
The Company is required to make certain payments to the holders of the 2005 Debentures and the Warrants if certain deadlines with respect to the registration of the resale of the common stock underlying the 2005 Debentures and Warrants are not met or if the shelf registration statement effecting such registration is otherwise unavailable for the resale of the securities.

11.     REDEEMABLE PREFERRED STOCK

Ener1, Inc. Series B Convertible Preferred Stock

In October 2004, the Company filed a Certificate of Designations for its Series B Convertible Preferred Stock, par value $0.01, liquidation value $100 (“Series B Preferred”). There were 180,000 shares authorized and 152,500 shares outstanding, of the Series B Preferred, at June 30, 2005.

The Certificate of Designations for the Series B Preferred provides that it ranks: a) junior to any other class or series of capital stock of Ener1 hereafter created, specifically ranking by its terms, senior to the Series B Preferred; b) senior to Ener1‘s common stock; c) senior to any class or series of capital stock hereafter created not specifically ranking by it’s terms senior to the Series B Preferred; and, d) pari passu with any class or series of capital stock created specifically ranking by its terms on parity with the Series B Preferred.

       The Series A Preferred Stock was exchangeable, at any time prior to January 31, 2005, at the option of the holder, into up to 6,956,521 shares of Ener1 common stock, based on an exchange rate of 869.5652 shares of our common stock for each share of Series A Preferred Stock. This exchange right was not exercised.

The holders of the Series B Preferred are entitled to dividends payable semi-annually, in arrears, on November 1 of each year during which the Series B Preferred is outstanding, beginning November 1, 2005. For the first two years after issuance of the Series B Preferred, dividends are to be paid-in-kind, in the form of additional shares of Series B Preferred, at the rate of 7.0% of the liquidation value; thereafter, dividends are to be paid in cash at the rate of 7.0% of the liquidation value. The dividends are cumulative.

The shares of Series B Preferred are redeemable by Ener1 at any time in part or whole at 100% of the liquidation value, plus accrued and unpaid dividends. The Series B Preferred is redeemable by the holder when 100% of the Company’s 2004 Debentures (see Note 9) are liquidated. If liquidation of the 2004 Debentures occurs in full before January 20, 2009, the Certificate of Designations provides that redemption of the Series B Preferred will be in 24 equal monthly installments beginning 30 days from the date of notice by the holder.

In October 2004, the Company entered into a subscription agreement with Cofis Compagnie Fiduciaire S.A., for the sale of 150,000 shares of the Series B Preferred, plus warrants to purchase 4,166,666 shares of the Company’s common stock at an exercise price of $1.25 and warrants to purchase 4,166,666 shares of the Company’s common stock at an exercise price of $1.50 per share. The total aggregate consideration for the sale of all of these securities was $15,000,000.

The initial carrying amount of the Series B Preferred was recorded at its fair value. The Company, utilizing the Black-Scholes model, calculated the discount on the Series B Preferred attributable to the warrants that were issued in connection with the preferred stock to be $4,666,666. The carrying amount of $10,333,334, which is net of discounts, was recorded as Redeemable Preferred Stock. The carrying amount will be periodically increased by accretion of the discount and dividends charged to Paid-in-Capital.

In March, 2005, the Company issued to Ener1 Group 2,500 shares of Series B Preferred at a purchase price of $100 per share in accordance with the financing agreement the Company has with Ener1 Group (see Note 12). Purchase of the Series B Preferred entitled Ener1 Group to receive warrants to purchase 69,445 shares of the Company’ common stock at an exercise price of $1.25 per share and warrants to purchase 69,445 shares of the Company’s common stock at $1.50 per share. The initial carrying amount of the Series B Preferred was recorded at its fair value. The Black-Scholes model was used to calculate the discount on the Series B Preferred attributable to the warrants, which was determined to be $97,223. The carrying amount of $152,777, which is net of discounts, was recorded as Redeemable Preferred Stock. The carrying amount is periodically increased by accretion of the discount to interest expense and dividends accrued. The carrying amount of Ener1 Group’s Series B Preferred at June 30, 2005 was $174,468.

       The carrying amount of the aggregate outstanding Series B Preferred was increased by $418,470 and $767,610 for the three and six months ended June 30, 2005, respectively, due to accretion of the discount, and by $263,842 and $529,648 for the three and six months ended June 30, 2005, respectively, due to accrued dividends through June 30, 2005. The aggregate carrying amount of the Series B Preferred at June 30, 2005 was $12,341,656.

EnerDel Series A Preferred Stock

In October 2004, EnerDel Series A Preferred Stock was created and designated: Non Voting, Cumulative and Redeemable Series A Preferred Stock, with a par value of $ 0.01, and a liquidation value of $1,000 (the “EnerDel Series A Preferred”). There were 500,000 shares authorized and 8,000 shares of EnerDel Series A Preferred outstanding at June 30, 2005.

The holders of EnerDel Series A Preferred are entitled to receive dividends as declared by the Board of Directors of EnerDel at the rate of 8.25% of the liquidation value per share, per annum, payable in cash annually, commencing on December 31, 2005, and thereafter on the last day of December of each year that any EnerDel Series A Preferred is outstanding.

The shares of Series A Preferred Stock are redeemable as follows: a) EnerDel may acquire shares in the market; b) if EnerDel proposes to register shares of common stock under the Securities Act of 1933, then EnerDel must redeem all Series A Preferred Stock in full, including all accrued and unpaid dividends for cash, from the proceeds received from the closing of such completed public offering; c) all EnerDel Series A Preferred Stock must be redeemed in full, including all accrued and unpaid dividends, concurrently with and out of the proceeds of the completion of any public offering for cash registering EnerDel Common Stock for stockholders of EnerDel that have contractual rights to require EnerDel to register shares of common stock as part of such proposed registration; d) in the event that EnerDel has not redeemed all shares of EnerDel Series A Preferred Stock on or before the 4th anniversary of the date of the certificiate, then the holder(s) of the EnerDel Series A Preferred Stock shall have the option to require EnerDel company to redeem all of the EnerDel Series A Preferred Stock within 10 days after notifying the company of their exercise of such option.

The initial carrying amount of the EnerDel Series A Preferred was recorded at its fair value of $3,700,000. The carrying amount of the EnerDel Series A Preferred was increased by $356,801 and $655,712 for the three and six months ended June 30, 2005, respectively, due to accretion of the discount, and by $164,548 and $327,288 for the three and six months ended June 30, 2005, respectively, due to accrued dividends through June 30, 2005. The carrying amount of the EnerDel Series A Preferred at June 30, 2005 was $5,112,723

The table below is an explanation of the components of redeemable preferred stock as of June 30, 2005:
	Ener1 Series B	EnerDel Series A	Total
Carrying amount	$10,486,111	$3,700,000	$14,186,111
Accumulated accretion of discounts	1,123,951	955,243	2,079,194
Cumulative dividends	731,594	457,480	1,189,074

	$12,341,656	$5,112,723	$17,454,379

12.     AGREEMENT WITH ENER1 GROUP

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group, Inc., its majority shareholder, under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred at a purchase price of $100.00 per share (or an aggregate purchase price of $3 million), together with warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share.

If the Company requires Ener1 Group to purchase any of the Series B Preferred and warrants pursuant to this agreement, it will pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased specifically by Ener1 Group, in return for Ener1 Group’s assistance in arranging the sales of Series B Preferred.

In March 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred shares, and warrants to purchase 138,890 shares of the Company’s common stock, for an aggregate purchase price of $250,000. Ener1 Group was paid a commission of $83,333 in connection with this transaction.

13.  ITOCHU CORPORATION INVESTMENT AND INVESTMENT IN ENERSTRUCT

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

       Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called Enerstruct, Inc. (“Enerstruct”), in exchange for a 49% ownership interest in Enerstruct. ITOCHU owns the remaining 51% of Enerstruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At June 30, 2005, the Company’s original investment in Enerstruct was reduced by $1,045,344, which represents the Company’s share of Enerstruct’s losses through that date.

In connection with the foregoing activities, the Company and Ener1 Battery entered into a license agreement with ITOCHU and Enerstruct and agreed to provide Enerstruct with an exclusive license (for Japan only) to use the technologies covered by two of Ener1 Battery’s pending patent applications. In July 2004, this license became non-exclusive. In October 2004, this license was transferred to EnerDel. ITOCHU has also licensed to Enerstruct, on an exclusive basis, several of its patents relating to its lithium battery technologies.

On April 12, 2005, EnerDel entered into an agreement with Enerstruct, under which EnerDel paid Enerstruct $1 million as a non-refundable prepayment for engineering services related to optimization of EnerDel’s lithium battery production lines and further development of Enerstruct’s high-rate battery technology. The agreement included the option for the high rate battery cell and lithium battery mass production technology to be licensed to EnerDel on terms set forth in the agreement and certain other terms to be negotiated. On June 23, 2005, EnerDel decided to acquire these technologies. As part of the agreement, Enerstruct has agreed to provide the services of a team of production integration experts. EnerDel plans to use the automated mass production processes acquired from Enerstruct to manufacture a new high-rate lithium battery cell designed by Enerstuct for use in lithium power modules for hybrid electric vehicles and other select markets. The $1 million payment to EnerStruct is included in research and development expenses for the three and six month periods ended June 30, 2005.

Summarized information of Enerstruct is as follows as of June 30, 2005 and for the six-month period then ended.

Cash	$1,527,879
Total assets	$2,016,576
Total liabilities	$788,331
Net loss	$(464,214)

14.    RELATED PARTY TRANSACTIONS

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed the Company for the actual cost of these services and employees. Ener1 Group and its subsidiaries billed the Company $38,930 and $40,240, respectively, for the three and six months ended June 30, 2005. The Company billed Ener1 Group and its subsidiaries $54,780 and $85,830, respectively, for the three and six months ended June 30, 2005. As of June 30, 2005, the net balance due to the Company from Ener1 Group and its subsidiaries was $105,682.

The Company, its wholly owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”), a related party, entered into a Merger Agreement dated as of June 9, 2004, and subsequently amended, providing for the merger of Acquisition into Splinex. Upon closing, which occurred in January 2005, the Company received 5,000,000 shares of Splinex common stock, which represented 5% of the then outstanding shares of Splinex common stock, and, in accordance with the Merger Agreement, the Company declared a dividend to distribute these shares to the Company’s shareholders of record on January 17, 2005. The Company recorded the amount of this dividend as $150,000. Closing of the merger was subject to the satisfaction of certain conditions, including, among others, the effectiveness of the registration statement on Form S-1 filed on June 24, 2004 by Splinex with the Securities and Exchange Commission to register the dividend by the Company of the shares of Splinex common stock to be issued in the merger.

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

Also, see Note 12, above.

15.     ENERDEL FORMATION

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
•
the right to use certain lithium battery related equipment in Ener1 Battery Company’s Ft. Lauderdale manufacturing facility valued at $11,938,315, along with a nominally-priced purchase option for such equipment, which option is exercisable only upon termination of the security interest granted in favor of the holders of the 2004 Debentures;

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

Pursuant to the Formation Agreement, Delphi received:
•	19.5% of EnerDel's issued and outstanding shares of common stock;
•	8,000 shares of EnerDel’s 8.25% Series A Preferred Stock with an aggregate face and liquidation value of $8 million (the “Series A Preferred”) (see Note 11);
•	immediately exercisable warrants with a ten year term to purchase up to 1.75 million shares of the Company’s common stock for $0.70 per share; and
•	immediately exercisable warrants with a ten year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share.

The Series A Preferred Stock was exchangeable, at any time prior to January 31, 2005, at the option of the holder, into up to 6,956,521 shares of Ener1 common stock, based on an exchange rate of 869.5652 shares of our common stock for each share of Series A Preferred Stock. This exchange right was not exercised.

In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related equipment valued at $8,517,600 and its lithium battery-related patent portfolio valued at $5,100,000, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel, pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contained lithium battery operations.

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

        A number of the assets transferred from Delphi during the formation of EnerDel were considered to be assets to be used in Research and Development Activities (R&D) because the assets were being used in product development and prototyping efforts at the time of the transfer. At that time, the Company anticipated that EnerDel would continue to use some or all of the transferred assets in R&D activities on future product development and prototyping projects and alternatively EnerDel intended to use certain of the transferred assets for production of lithium batteries in response to anticipated future customer orders. As such uses were contingent upon the successful completion of current R&D projects and/or receipt of such orders, this equipment was expensed to R&D upon acquisition in accordance with SFAS No.2.

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

Though at the time of acquisition the Company intended to use the equipment in future product development projects and for future production it was unable to specifically identify the projects or products at that time due to the indeterminable nature of specific future customer needs and therefore did not meet the requirement in (c) above for “alternative future uses.” Similarly, because of the indeterminable nature of future customer needs, the Company could not project the “economic benefit” of specific future R&D projects or of future anticipated customer production and therefore the Company did not meet the requirement in (a) above for “alternate uses,” Finally, because future specific customer requirements may require modification, or further development, of the transferred assets before future product development projects or customer production can commence, the Company did not meet the requirement in (b) above.
Consequently, due to the inability to meet the requirements for “alternate future uses” above, the Company has charged Research and Development (R&D) expense for the value of the certain assets that were transferred to EnerDel at its formation.

16.     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On June 23, 2005, as discussed in Note 13, EnerDel, Inc. decided to acquire automated manufacturing technology from Enerstruct, Ener1 Inc.’s joint venture with Itochu, for high-rate battery production, which EnerDel expects to substantially reduce manufacturing labor costs and lower its cash burn rate. In connection therewith, the Company changed its battery manufacturing strategy and has decided to focus on developing batteries and technology for use in the hybrid vehicle market. As a result, on June 23, 2005 EnerDel began restructuring its manufacturing facilities in Indianapolis and Fort Lauderdale. A total of 37 employees were terminated in Indianapolis and Fort Lauderdale. Management has determined that going forward, the equipment in the Fort Lauderdale facility will be used for research and development activities and therefore, has charged the net book value of the equipment of approximately $10.5 million to research and development expenses (see note 18). EnerDel plans to retain selected equipment and battery pack/systems integration engineers at the Indianapolis facility. EnerDel will evaluate the suitability of each item of equipment at the Indianapolis facility for possible use in the new manufacturing process and do one of the following: (1) transfer it to its Ft. Lauderdale facility if usable, with or without modification; (2) if the equipment cannot be used, attempt to sell the equipment; or (3) if the equipment cannot be sold, dispose of the equipment. In the event of sale of any of the items of equipment, the proceeds, when received, would partially offset the costs incurred in connection with exiting the business. EnerDel has incurred and will continue to incur exit and disposal costs associated with these changes. These costs are predominantly severance, equipment disposal, and contract termination costs. In accordance with FASB No. 146 these costs are included in results of operations as research and development, selling, and general, and administrative expenses on the accompanying condensed consolidated income statements. Exit costs incurred for the three months ended June 30, 2005 were $745,262, which represented: outplacement costs of $192,000; severance payments totaling $281,000; accrued vacation pay through June 23, 2005 of $53,500; health care benefits of $24,676; security costs of $2,726; and the cancellation of EnerDel’s engineering services contract with Delphi in the amount of $191,360.

The table below summarizes the exit and disposal costs of this change in strategy by each major cost type.

		Amount Incurred	Cumulative Amount
Description of	Expected Liability	For Three Month Period	Incurred As Of
Disposal Activity	Of Exit Activity	Ended June 30, 2005	June 30, 2005

Personnel termination costs	$951,028	$745,262	$745,262
Contract termination costs (1)	1,830,908	--	--
Equipment relocation costs	150,000	--	--

Total activity exit costs	$2,931,936	$745,262	$745,262

Table Notes:
(1) Contract termination costs include: facilities lease obligations to Delphi of approximately $1,198,000; purchase order commitments of $625,000 which management is attempting to recover; and cancellation of one sales contract for $8,000.

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

In April 2005, the Company entered into a 5 year and 2 month operating lease for office facilities located in New York City. The lease provides for fixed rent of $426,240 per annum through the balance of the lease term.

On June 20, 2005, the Company entered into a 3 year and 1 month operating lease for office facilities for EnerFuel, Inc. The lease provides for fixed rent in aggregate of $326,293 per annum plus additional rent (including taxes and common area costs).

See, Note 1 to the table in Note 16, above.

Other Commitments

Ener1 Battery entered into a Cooperative Research and Development Agreement (“CRADA”) in June 2004 with Battelle, the operator of Pacific Northwest National Laboratories under a contract with the U.S. Department of Energy, for research and development work involving lithium batteries. The CRADA requires Ener1 Battery to expend a total $399,000 each year in furtherance of the research and development activities, a substantial portion of which will be in the form of in-kind contributions such as labor and use of equipment. The CRADA could have a term of up to two years. Ener1 Battery’s contribution during the six months ended June 30, 2005 was approximately $100,000, which includes $60,000 of in-kind lithium battery research by Ener1 Ukraine, approximately $30,000 of research and development salaries incurred by Ener1 Battery, and $10,000 of travel and miscellaneous expenses.

18.	RESEARCH AND DEVELOPMENT COSTS

EnerDel, Inc. charged research and development expenses in the quarter ended June 30, 2005, in the amount of $10,527,432 representing the net asset book value of equipment and supplies located in Fort Lauderdale, Florida (See Note 16.) This equipment is now dedicated to research and development purposes, rather than imminent production use, as a result of management’s change in product manufacturing strategy.

         During the quarter ended June 30, 2005, EnerDel entered into an agreement that allowed it to acquire automated manufacturing technology from EnerStruct, Inc. for high-rate battery production. On June 23, 2005 EnerDel decided to acquire this technology and therefore began restructuring its manufacturing operations. EnerDel management, in consultation with Ener1, Inc., has subsequently decided that the Fort Lauderdale plant facilities, which include 3 production lines and raw materials processing equipment, will be used for research and development purposes going forward, and that one of the production lines (Line 3), would be used as a pilot plant line. In accordance with FASB No. 2 activities constituting research and development includes the operation of pilot plants.

Statement of Financial Accounting Standards No.2 “Accounting for Research and Development Costs” require that assets to be used in R&D activities be immediately charged to income unless an alternative future use for the asset exists. AICPA Practice Aid, “Assets Acquired in a Business Combination to be Used in Research and Development Activities” states that for an asset acquired for use in R&D activity to have an alternative future use; (a) “it is reasonably expected that the combined enterprise will use the asset acquired in the alternative manner” and that the asset embodies an anticipated capacity singly or in combination with other assets, to contribute directly or indirectly to future net cash flows (“economic benefit”) from that alternative use;” (b) the combined enterprise’s use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date; and (c) is identified by the acquiring company at the acquisition date.

        Although EnerDel intends to use the equipment in future product development projects and possibly for future production, due to the Company’s change in battery production strategy it is now unable to specifically identify the projects and products at this time and therefore does not meet the requirement for alternative future uses in accordance with SFAS No. 2 “Accounting for Research and Development Costs”. Similarly, because of the indeterminable nature of future customer needs a projection cannot be made of the economic benefit of future R&D projects and or future anticipated customer production and therefore the equipment involved no longer meets the requirement of alternative future uses. As such the Company is expensing the equipment to Research and Development during the three and six months ended June 30, 2005.

19.     STOCK AND OPTION ISSUANCES DURING THE SIX MONTHS ENDED JUNE 30, 2005

Effective March 1, 2005, pursuant to a financing commitment agreement between the Company and Ener1 Group, (Note 12), the Company issued to Ener1 Group 2,500 shares of Series B Convertible Preferred Stock, warrants to purchase 69,445 shares of the Company’s common stock at an exercise price of $1.25 per share, and warrants to purchase 69,445 shares of the Company’s common stock at an exercise price of $1.50 per share.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $7,122,000, (Note 10), 2,136,600 shares of warrants to purchase common stock at an exercise price of $1.15 and 1,424,400 shares at an exercise price of $1.25 were granted to Satellite Strategic Finance Partners, Ltd.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $2,878,000, (See Note 10), 863,400 shares of detachable warrants at an exercise price of $1.15 and 575,600 shares of detachable warrants at an exercise price of $1.25 were granted to Satellite Strategic Finance Associates, LLC.

        Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $2,000,000, (See Note 10), 600,000 shares of detachable warrants at an exercise price of $1.15 and 400,000 shares of detachable warrants at an exercise price of $1.25 were granted to Omicron Master Trust.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $750,000, (See Note 10), 225,000 shares of Series A detachable warrants at an exercise price of $1.15 and 150,000 shares of Series B detachable warrants at an exercise price of $1.25 were granted to Castle Creek Technology Partners, LLC.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $725,000, (See Note 10), 217,500 shares of detachable warrants at an exercise price of $1.15 and 145,000 shares of detachable warrants at an exercise price of $1.25 were granted to SG Private Banking (Suisse) S.A.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $385,000, (See Note 10), 115,500 shares of detachable warrants at an exercise price of $1.15 and 77,000 shares of detachable warrants at an exercise price of $1.25 were granted to Basso Multi-Strategy Holding Fund, Ltd.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $115,000, (See Note 10), 34,500 shares of detachable warrants at an exercise price of $1.15 and 23,000 shares of detachable warrants at an exercise price of $1.25 were granted to Basso Private Opportunity Holding Fund, Ltd.

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $250,000, (See Note 10), 75,000 shares of detachable warrants at an exercise price of $1.15 and 50,000 shares of detachable warrants at an exercise price of $1.25 were granted to Iroquois Capital LP.

Effective April 11, 2005, pursuant to his appointment as Director of Ener1, Inc., Mr. Ludovico Manfrredi was granted 110,000 options to purchase shares of Ener1, Inc. Common Stock at an exercise price of $.0.70 per share, vesting 33 1/3% on each of the first three anniversaries of the option grant date.

Effective June 25, 2005, as compensation for serving as Board Director and Chairman of the Audit Committee of Ener1 Inc., the Company granted Mr. Karl Gruns 50,000 options to purchase shares of Ener1, Inc. Common Stock at an exercise price of $ 0.57, vesting immediately upon the grant date.

        Effective June 1, 2005, pursuant to his employment agreement as Chief Financial Officer for Ener1, Inc., Mr. Ernie Toth was granted 250,000 options to purchase shares of Ener1, Inc. common stock, 25% of which would vest on each of the first four anniversaries of the option grant at an exercise price of $0.28 per share.

        During the six months ended June 30, 2005 options to purchase 410,000 shares of common stock were granted under the Company’s 2002 Stock Option Plan, 200,000 options were terminated, and 0 options were exercised.

During the six months ended June 30, 2005, the Company recorded $502,000 compensation expense for all stock and option related transactions.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

         This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to the Company’s expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,”“will,”“should,”“expect,”“plan,”“anticipate,”“intend”, “believe,”“estimate,”“predict,”“potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

Results of Operations

Net Sales

Our net sales for the three-month and six-month periods ended June 30, 2005, were $14,000 and $35,000 respectively, representing sample sales of lithium batteries. Net sales for the three and six month period ended June 30, 2004 was $11,000 and $41,000, respectively.

Manufacturing Pre-production Costs

During the three month period ended June 30, 2004, we began preparing our battery manufacturing operations to begin production, in addition to continuing our research and development activities. For the three and six months ended June 30, 2005 manufacturing pre-production costs increased by 160% to $1.3 million and 313% to $2.1 million when compared to the same periods in 2004. This is mainly due to the continued reallocation of a significant portion of resources previously devoted to battery research and development and selling, general and administrative expenses to implementing manufacturing infrastructure, including new personnel, policies and procedures up until June 23, 2005. On June 23, 2005, EnerDel entered into an agreement that allowed it to acquire automated manufacturing technology from EnerStruct (see Note 18.) Management believes that the new manufacturing approach which enables EnerDel to implement automated mass production processes for high-rate lithium batteries, will make it possible for EnerDel to substantially reduce manufacturing labor and pre-production costs and lower its cash burn rate.

Research and Development Expenses (“R&D”)

R&D for the three and six month periods ended June 30, 2005 increased by approximately $13,821,000 to $14,488,000 and $15,565,000 to $16,742,000, respectively, when compared to the same periods in 2004. These increases were due primarily to a $10,527,432 charge to research and development expense for the book value of equipment and supplies, which were determined to have no alternative future use due to changes in production strategy (See Notes 16 and 18); and the formation of the Company’s joint venture, EnerDel, Inc., with Delphi Corporation in October of 2004, and the related acquisition of research and development assets, materials, and personnel from Delphi Corporation. On April 12, 2005, the Company entered into a research and development contract with Enerstruct, Inc., its 49% owned joint venture with Itochu resulting in a charge to research and development costs of $1,000,000. (See Note 13.)

Selling, General and Administrative Expenses (“SG&A”)

SG&A for the three and six month periods ended June 30, 2005 increased by 48% or $821,000 to $2,527,000 and 31% or $1,296,000 to 5,462,000, respectively, when compared to the same periods in 2004. These increases were primarily in salaries and benefits, rent, outside services, professional fees, and computer and IT expense due to the acquisition of 7 administrative personnel and 52,000 square feet of facilities in Indianapolis from Delphi Corporation by EnerDel, Inc. in October of 2004. Included in SGA are activity exit costs of approximately $745,000 (See Note 16.)

Liquidity and Capital Resources
        As of December 31, 2004 we had working capital of $11.8 million. During the six months ended June 30, 2005, our working capital decreased by $1.3 million, resulting in positive working capital of $10.5 million as of June 30, 2005 of which $11.9 million consisted of cash and $1.9 million consisted of accounts payable, accrued expenses, and accrued exit costs. Despite losses of $22.7 million for the six months ended June 30, 2005, the Company’s working capital decrease of $1.3 million was offset by the receipt of net proceeds of $13.1 million from the sale or our $14,225,000 Senior Secured Convertible Debentures due March 2009.

The Company has $2.75 million in unused portion of financing commitment from Ener1 Group from October 15, 2004 (see Note 12); however, takedown of such commitment is subject to payments to Ener1 Group totaling approximately $930,000.

We will require additional capital within the next twelve months to support the activities of EnerDel, EnerFuel, and NanoEner. We intend to seek additional financing, which may take the form of equity or debt funding. We cannot assure you that any such required capital will be available on terms acceptable to us, if at all, and, at such time or times as we require it. If additional financing is not obtained, such condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

Item 3. - Controls and Procedures
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

PART II. OTHER INFORMATION
Item 1. - Legal Proceedings

We receive communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. We are not currently a party to any lawsuit or proceeding that, in the opinion of our management, is likely to have a material adverse effect on our financial position or results of operations.

Item 6. - Exhibits and Reports on Form 8-K

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
Dated: August 15, 2005 Dated: August 15, 2005
         ENER1, INC.

By: /s/ Kevin P. Fitzgerald
         Kevin Fitzgerald
         Chief Executive Officer
         (Principal Executive Officer)

By: /s/ A. Ernest Toth
       A. Ernest Toth
       Chief Financial Officer
       (Principal Financial and Accounting Officer)