Form 10QSB
period 2005-09-30
ENER1 INC
filed 2006-01-05
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending September 30, 2005

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, par value $.01 per share	Outstanding as of December 31, 2005 347, 455,751

Transitional Small Business Format (check one): Yes [  ] No [X]

ENER1, INC. AND SUBSIDIARIES
Form 10-QSB for the Quarter Ended September 30, 2005

Explanatory Note

The consolidated financial statements for the three and nine months ended September 30, 2004 and related disclosures included in this Quarterly Report on Form 10-QSB have been restated. During the fourth quarter of 2005, Ener1 determined that it was necessary to restate its previously issued financial statements for these periods to reflect additional gains and losses related to the classification of and accounting for: (1) the conversion features of Ener1's senior secured convertible debentures due 2009 and the associated warrants, (2) the amortization expense associated with the discount recorded with respect to Ener1's senior secured convertible debentures due 2009 and financing costs incurred in connection with the issuance of this debt, (3) the  conversion features associated with the preferred stock issued by Ener1's subsidiary and the associated warrants and (4) warrants issued by Ener1 including the warrants issued to Ener1 Group, Inc. in September 2002 and warrants associated with Ener1's preferred stock.

On December 21, 2005, Ener1 filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing its determination that its previously issued financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and its Quarterly Reports on Form 10-QSB for the interim periods ended March 31 and June 30, 2005 will be restated. Once Ener1's review of the financial statements for these periods is complete, Ener1 will file amendments to these reports with the Securities and Exchange Commission as soon as practicable. Ener1 believes the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report. Ener1 does not expect any changes to the financial statements and other financial information included in this Quarterly Report resulting from the review of Ener1's historical financial statements described above to be material.

Part I. FINANCIAL INFORMATION

      Item 1. - Financial Statements
ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)
September 30,
2005
Assets:
Current Assets
Cash and equivalents	$7,012
Prepaid expenses and other current assets	544
Due from related parties	204
Total current assets	7,760

Property and equipment, net	2,944
Investment in Enerstruct, Inc. (see note 10)	899
Deferred debenture costs; $2,778, net of amortization of $679 (see notes 5 & 6)	2,099
Other	255
Total Assets	$13,957
Liabilities and Stockholders’ Deficit:
Current Liabilities
Current portion of installment loan	$24
Accounts payable and accrued expenses	1,598
Liabilities of discontinued operations	307
Derivative liability on conversion features of securities (see note 8)	66,385
Total current liabilities	68,314

Long-term portion of installment loan	73
$19,700 convertible debentures, net of discount of $12,802 (see note 5)	6,898
$14,225 convertible debentures, net of discount of $10,531 (see note 6)	3,694

Redeemable convertible preferred stock (see note 7)
Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding	3,790
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding	12,065
Total Liabilities	94,834

Commitments and contingencies

Stockholders’ deficit:
Common stock, $.01 par value, 750,000,000 shares authorized,
347,455,751 issued and outstanding	3,475
Paid in capital	72,349
Accumulated deficit	(156,701)
Total Stockholders’ Deficit	(80,877)
Total Liabilities and Stockholders’ Deficit	$13,957

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)
	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$25	$-	$60	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	-	532	2,132	1,048
Research and development	1,194	576	17,936	1,753
General and administrative	2,807	1,504	8,434	5,817

Total operating expenses	4,001	2,612	28,502	8,628

Net loss from operations	(3,976)	(2,612)	(28,442)	(8,587)

Other income and (expense):
Interest	(2,566)	(1,625)	(6,968)	(4,102)
Equity in loss of EnerStruct, Inc.	(59)	(139)	(286)	(426)
Other	83	77	223	150
Gain (loss) on embedded derivative liability (see note 8)	(26,101)	5,454	39,158	62,264

Total other income (expense)	(28,643)	3,767	32,127	57,886

Net income (loss) before minority interest
and discontinued operations	(32,619)	1,155	(3,685)	49,299

Minority interest	-	-	3,760	-

Net income (loss) from continuing operations	(32,619)	1,155	7,445	49,299

Loss from discontinued operations	-	(5)	-	(7)

Net Income (Loss)	(32,619)	1,150	7,445	49,292

Preferred stock dividends	(1,024)	-	(2,855)	-

Net income (loss) attributable
to common shareholders	$(33,643)	$1,150	$4,590	$49,292

Loss per share, basic and diluted
Continuing operations	$(.10)	$(.00)	$(.02)	$0.15
Discontinued operations	$(.00)	$(.00)	$(.00)	$(.00)

Weighted average shares outstanding	347,456	347,276	347,456	346,966

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	September 30,	September 30,
	2005	2004
		(restated)
Cash provided by Operating Activities:
Net income (loss)	7,445	49,292
Adjustments to reconcile net loss to cash used by operating activities:
Asset impairment	--	--
Depreciation and amortization	857	694
Minority interest	(3,760)	--
Accretion of discount on debentures (see note 5&6)	4,202	2,959
Research and development costs	10,527	--
Gain on embedded derivative liability (see note 8)	(39,158)	(62,264)
Loss on disposal of assets	1	--
Equity in loss from investment in Enerstruct (see note 10)	286	426
Changes in assets and liabilities	(1,105)	(1,175)
Changes in assets and liabilities held for disposal	--	(5)
Compensation expense for stock options (see note 2)	815	925

Net cash used in operating activities	(19,890)	(9,148)

Investing activities:
Capital expenditures	(556)	(1,322)
Investment in Splinex (see note 11)	--	(150)

Net cash used in investing activities	(556)	(1,472)

Financing activities:
Repayment of related party notes	--	(1,041)
Repayment of guaranteed related party debt	--	(2,200)
Repayment of mortgage note payable	--	(704)
Repayment of bank loan	--	(1,600)
Repayment of bank installment loan	(17)	(8)
Proceeds from employee stock options exercised	--	22
Proceeds from exercise of warrants	--	1,050
Proceeds from issuance of senior secured debenture, net of costs(see note 5&6)	13,134	18,527
Proceeds from sale of preferred stock	250	--

Net cash provided by financing activities	13,367	14,046

Net increase (decrease) in cash and equivalents	(7,079)	3,426
Cash and equivalents beginning balance	14,091	200
Cash and equivalents ending balance	7,012	3,626

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Ener1, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2004 as reported in Ener1's Annual Report on Form 10-KSB have been omitted.

2. STOCK-BASED COMPENSATION

Ener1 accounts for stock-based compensation under the intrinsic value method. Under this method, Ener1 recognizes no compensation expense in connection with the grant of employee stock options when the number of underlying shares is known and the exercise price of the option is greater than or equal to the fair market value of the underlying stock on the date of grant. The following table illustrates the pro forma effect on net loss and net loss per share as if Ener1 had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (dollars in thousands):

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net loss as reported	$(32,619)	$1,150	$7,445	$49,292
Add: stock-based compensation
determined under intrinsic
value-based method	265	197	794	517

Less: stock-based compensation
determined under fair value-
based method	(856)	(798)	(2,707)	(1,685)

Net Loss, pro forma	$(33,210)	$549	$5,532	$48,124

Basic and diluted net loss per common share
As reported	$(.10)	$.00	$.02	$.14
Pro forma	$(.10)	$.00	$.02	$.14

The weighted average fair value of the stock options granted during fiscal 2005 and 2004 was $.42 and $.62, respectively. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 100%, and (4) no dividends are expected to be paid.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $157 million as of September 30, 2005. It is likely that Ener1's operations will continue to incur negative cash flows through September 30, 2006 and additional financing will be required to fund Ener1's planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about Ener1's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

4.  SEGMENT REPORTING

Ener1 is organized based upon the following segments: EnerDel, EnerFuel, NanoEner, Ener1 Battery, Ener1 Technologies and Digital Media Technologies Division/EnerLook (which is classified as discontinued operations). EnerDel develops and markets lithium batteries and certain battery components. EnerFuel develops and markets fuel cell systems, components and related services. NanoEner develops nanotechnology related manufacturing processes and materials. Ener1 Battery provides facilities to EnerDel and owns Ener1 Ukraine. Ener1 Technologies, Inc. had no activities during either of the three and nine month periods ended September 30, 2005.

	Three months Ended September 30		Nine months Ended September 30
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In thousands)

Sales
EnerFuel, Inc.	--	--	15	--
EnerDel Inc.	25	--	45	--
Ener1 Battery Company	--	--	--	41
Net sales	$25	$--	$60	41

Net Loss
Discontinued operations	$--	$(5)	$--	$(7)
Corporate	(30,287)	2,265	26,314	52,303
EnerDel	(1,621)	--	(20,732)	--
Ener1 Battery Co.	(23)	(828)	(119)	(2,092)
Ener1 Technologies		(3)		(13)
EnerFuel	(424)	(197)	(1,003)	(739)
NanoEner	(264)	(82)	(775)	(160)
Minority interest		--	3,760	--

Net income (loss)	$(32,619)	$1,150	$7,445	$49,292

Assets
Discontinued operations			$--	$2
Corporate			7,924	7,240
EnerDel			4,527	--
Ener1 Battery Co.			1,351	22,530
Ener1 Technologies			1	10
EnerFuel			49	305
NanoEner			105	68

Total Assets			$13,957	$30,155

5.	$19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009 (the "2004 Debentures") and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds of the issuance totaled $18,527,000 after direct placement costs of $1,473,000.

The 2004 Debentures mature on January 20, 2009. Ener1’s obligations under the 2004 Debentures are secured by collateral including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

At the issuance date, the 2004 Debentures were convertible by the holder at any time into common shares at a price of $1.25 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of September 30, 2005, the conversion price was $1.23.

Ener1 may require that a specified amount of the principal of the 2004 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

During 2004, a holder of the 2004 Debentures converted $300,000 of principal into common shares. The conversion was accounted for by debiting the principal amount of the 2004 Debentures and crediting common stock and additional paid in capital by this amount. Ener1 also adjusted the conversion option derivative to its fair value immediately prior to conversion through adjustments to gain (loss) on embedded derivative liability and then reduced the derivative liability by the proportionate amount of principal converted by crediting paid in capital.

Interest is due quarterly. The initial rate was 5%, but was subject to increases if Ener1 did not achieve specific milestones by certain dates. Ener1 did not achieve all of these milestones, and the rate was increased to 7.5% as of July 19, 2004 and the rate increased again to 15% as of January 30, 2005. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $1,614,340 has been paid, $0.00 interest was accrued at September 30, 2005 and $261,506 interest has been converted.

    From January 20, 2007 to January 20, 2008, Ener1 may prepay some or the entire principal at a price of 103% of unpaid principal plus accrued interest. From January 21, 2008 to January 20, 2009, Ener1 may prepay some or the entire principal at 101% of unpaid principal plus accrued interest.

The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Convertible Debentures (see Note 6).

In the event of any default or fundamental change as defined under the 2004 Debentures, the holder will be entitled to require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal and accrued interest.

The warrants issued in connection with the issuance of the 2004 Debentures had an exercise price of $2.51 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current exercise price. As of September 30, 2005, the exercise price was $2.37 per share. The warrants are exercisable at any time through January 20, 2010.

Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 to the placement agent for the 2004 Debentures issuance. Ener1 also incurred $1,200,000 in placement fees.

As discussed in Note 8, Ener1 is accounting for the conversion option in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” "SFAS 113" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock "EIFT 00-19".”

6.	$14,225,000 CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 (the "2005 Debentures") and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,133,781 after direct placement costs of $1,304,593. Proceeds from the sale were used to pay expenses of the sale and for working capital.

The 2005 Debentures mature on March 14, 2009. If certain events occur, including a default on the 2005 Debentures, Ener1 will pledge certain collateral to secure its obligations under the 2005 Debentures.

At the issuance date, the 2005 Debentures are convertible by the holder at any time into common shares at a price of $1.00 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of September 30, 2005, the conversion price was $1.00.

Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

Interest is due quarterly. The current interest rate is 7.5% and will increase to 15% per year if Ener1 fails to meet certain milestones as of the first anniversary of the date of issuance of the 2005 Debentures. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $298,234 has been paid, no interest was accrued at September 30, 2005 and no interest has been converted.

  At any time on or after March 14, 2008, Ener1 may prepay some or the entire principal of the 2005 Debentures at 103% of the principal, plus accrued interest.

The 2005 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2004 Convertible Debentures (see Note 5).

In the event of any default as defined under the 2005 Debentures, the holder will be entitled to require Ener1 to redeem the 2005 Debentures at a price equal to (1) the greater of 105% of the unpaid principal and accrued interest or (2) the product of the number of shares the principal and accrued interest could be converted into at the time of default multiplied by the then current market price. In the event of any fundamental change as defined under the 2005 Debentures, the holder will be entitled to require Ener1 to redeem the 2005 Debentures at a price equal to 120% of the unpaid principal and accrued interest if the fundamental change occurs before the first anniversary of the issuance date, 115% of the unpaid principal and accrued interest if the fundamental change occurs between the first anniversary of the issuance date and the second anniversary of the issuance date, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after the second anniversary of the issuance date.

The warrants issued in connection with the issuance of the 2005 Debentures were divided into Series A and Series B. Each Series A warrant entitles the holder to purchase a number of shares of common stock equal to 30% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debenture divided by the conversion price for an exercise price of $1.15 per share. Each Series B warrant entitles the holder to purchase a number of shares of common stock equal to 20% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debenture divided by the conversion price for an exercise price of $1.25 per share. Both Series A and Series B warrants are subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the exercise price. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010.

Ener1 issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 to the placement agent for the 2005 Debentures issuance. The fair market value of these warrants was $149,362 and was allocated to deferred debenture costs. Ener1 also incurred $1,240,581 in placement fees.

As discussed in Note 8, Ener1 is accounting for the conversion option in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.”

7.     REDEEMABLE PREFERRED STOCK

Ener1, Inc. Series B Convertible Preferred Stock

In October 2004, Ener1 sold 150,000 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock"), plus warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.25 and warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $15,000,000.

As discussed in Note 8, Ener1 is accounting for the warrants in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.”

The proceeds were allocated between the Series B Preferred Stock and the warrants using the with-and-without method in accordance with SFAS 133. The proceeds were allocated $5,416,667 to the fair value of the warrants and the remaining $9,583,333 was allocated to the Series B Preferred Stock.

In February 2005, Ener1 sold 2,500 shares of Series B Preferred Stock, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000.

As discussed in Note 8, Ener1 is accounting for the warrants in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.”

The proceeds were allocated between the Series B Preferred Stock and the warrants using the with-and-without method in accordance with SFAS 133. The proceeds were allocated $97,223 to the fair value of the warrants, and the remaining $152,777 was allocated to the Series B Preferred Stock.

The conversion feature for the Series B Preferred Stock is contingent upon Ener1 filing a registration statement with the Securities and Exchange Commission to register an underwritten offering of common stock. The holders of Series B Preferred Stock will have the right to convert up to one-half of their shares of Series B Preferred Stock into common stock for sale pursuant to the registration statement, subject to the discretion of the underwriters of the offering. The conversion ratio shall be established by dividing the liquidation value per share of the Series B Preferred Stock by the price for the common stock sold in the registered offering. Because of this contingency, the conversion option is not within the scope of SFAS 133 and EITF 00-19. If the contingency is triggered in the future and the holder receives the ability to convert, Ener1 will need to reassess whether the conversion feature meets the definition of a derivative under SFAS 133.

The Series B Preferred Stock is redeemable at the option of Ener1 at any time, in part or whole, at 100% of the liquidation value, plus accrued and unpaid dividends. The Series B Preferred Stock is redeemable at the option of the holder when none of the 2004 Debentures are outstanding. The 2004 Debentures mature on January 20, 2009. Due to the mandatory redemption feature, the Series B Preferred Stock is reported as a liability consistent with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”).

Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.65 and $0.80 for October 2004 and February 2005, respectively; expected volatility of 207%; risk free interest rate of approximately 1.79% and 2.50% for October 2004 and February 2005, respectively; and a term of ten years.

EnerDel Series A Convertible Preferred Stock

In October 2004, EnerDel sold 8,000 shares of Series A Convertible Preferred Stock (“Series A Preferred Stock”), plus warrants for an aggregate purchase price of $8,000,000.

As discussed in Note 8, Ener1 is accounting for the warrants and conversion option in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.”

The issuance proceeds were allocated between the Series A Preferred Stock, the warrants and the conversion option using the with-and-without method in accordance with SFAS 133.  The proceeds were allocated $4,620,000 to the fair value of the warrants, $1,182,609 to the fair value of the conversion option, and the remaining $2,197,391 was allocated to the series A Preferred Stock.

As discussed in Note 8, Ener1 assessed whether the conversion feature should be accounted for as a derivative under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  In accordance with EITF 00-19, Ener1 accounted for the conversion option as a derivative under SFAS 133. When the term of the option expired in January 2005, the remaining liability of $1,182,609 was recorded as unrealized gain on embedded derivative in the first quarter of 2005.

If EnerDel has not redeemed all series shares on or before the 4th anniversary of the date of the certificate of designation of the Series A Preferred Stock, the holders shall have the option to require EnerDel to redeem all of the series shares within 10 days after notifying EnerDel of their exercise of such option. As a result, Ener1 has determined the preferred stock is mandatorily redeemable. Due to the mandatory redemption feature, the Series A Preferred Stock is reported as a liability consistent with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

In connection with the issuance of the Series A Preferred Stock, EnerDel issued warrants to purchase up to 1,750,000 shares of common stock at an exercise price of $0.70 per share and warrants to purchase up to 5,250,000 shares of common stock at an exercise price of $1.00 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants.The fair value was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.66; expected volatility of 207%; risk free interest rate of approximately 1.74%; and a term of ten years.

The following are the components of redeemable preferred stock as of September 30, 2005:

	Ener1 Series B	EnerDel Series A	Total

Face value	$15,250,000	$8,000,000	$23,250,000

Less fair value of warrant derivative	(5,513,890)	(4,620,000)	(10,133,890)
Less fair value of conversion option derivative	-	(1,182,609)	(1,182,609)
Accumulated accretion of discounts	1,328,441	968,567	2,297,008
Cumulative dividends	1,000,661	623,836	1,624,497

	$12,065,212	$3,789,794	$15,855,006

8. Derivatives

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following financial instruments:

•	the 2004 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2004 Debentures;
•	the 2005 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2005 Debentures;
•	EnerDel Series A Preferred Stock conversion feature;
•	Warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");
•	Series B Preferred Stock conversion feature;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Warrants"); and
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”)

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments other than the Series B Preferred Stock qualified for derivative accounting. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion features of the debentures and Series A preferred stock as embedded derivatives. Pursuant to SFAS 133, Ener1 bifurcated the conversion feature from the debentures and the Series A preferred stock, because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the Debentures. In addition, among other reasons, because there was no explicit cap on the amount of shares that could be issued pursuant to the conversion features or the warrant agreements, Ener1 determined the conversion features and the warrants met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities. Ener1 is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liabilities.” These derivative liabilities were not classified as such in Ener1's historical financial statements. In order to reflect the correction of these errors, Ener1 will restate its financial statements for the year ended December 31, 2004 and for the periods ended March 31, 2005 and June 30, 2005, and file amendments to its reports with the Commission reflecting these restatements as soon as practicable.

The impact on the balance sheet as of September 30, 2005 and the statements of income for the 3 and 9 months ended September 30, 2005 is as follows:

(dollars in thousands)
	December 31, 2004	September 30, 2005	Gain (Loss)	December 31, 2003	September 30, 2004	Gain (Loss)
2004 Debenture	$11,627	$6,918	$4,709	$-	$7,938	$11,934	(a)

2004 Debenture Warrants	11,040	6,720	4,320	-	8,320	(8,320)

2005 Debenture	-	6,686	1,280 (a)	-	-	-

2005 Debenture Warrants	-	4,680	(868)(a)	-	-	-

EnerDel Series A Preferred Stock	1,183	-	1,183	-	-	-

Series A Warrants	5,944	3,426	2,518

Series B Warrants	7,193	4145	1,866(a)

Battery Warrants	57,960	33,810	24,150	96,600	37,950	58,650

Total	$94,947	$66,385	$39,158	$96,600	$54,208	$62,264

(a) The original liability was recorded out of the proceeds of the debentures therefore the gain (loss) in the first period after issuance of the instrument is not equal to the balance sheet amount.

Because the conversion option for the Series Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder receives the ability to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

9.     ENER1 GROUP FINANCING

On October 15, 2004, Ener1’s majority shareholder Ener1 Group, Inc. agreed to purchase at Ener1’s request, up to 30,000 shares of Ener1’s Series B Preferred Stock at $66.67 per share, together with warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share.

In March 2005, Ener1 Group purchased 2,500 Series B Preferred shares and warrants to purchase 138,890 shares of common stock for an aggregate purchase price of $166,667.

10. ITOCHU CORPORATION INVESTMENT AND INVESTMENT IN ENERSTRUCT

On July 25, 2003, Ener1 sold 14,000,000 common shares and granted options to purchase common stock to ITOCHU Corporation for $3.5 million. All options expired unexercised on January 31, 2005. Using these proceeds, Ener1 purchased a 49% interest in a new Japanese company called Enerstruct, Inc. for $2,003,339. ITOCHU acquired the remaining 51% of Enerstruct, for $1,100,000 plus equipment. Ener1’s net book value on September 30, 2005, accounted for under the equity method, was $2,395,847, after deducting Ener1's share of Enerstruct's losses to date.

On April 12, 2005, EnerDel purchased engineering and consulting services from Enerstruct and an option to license from Enerstruct certain battery cell and manufacturing technologies for $1 million. On June 23, 2005, EnerDel exercised this option. At that time, EnerDel also determined that it would no longer conduct battery manufacturing operations using its existing technology and reduced the work force at its manufacturing facility in Indianapolis, Indiana by eliminating functions related to this technology. See Note 12.

Summarized information of Enerstruct is as follows as of September 30, 2005 and for the nine-month period then ended.

Cash	$1,369,070
Total assets	$1,898,489
Total liabilities	$554,144
Net loss	$(584,282)

11. RELATED PARTY TRANSACTIONS

During 2005, Ener1 and Ener1 Group have from time to time used each other’s services and employees. Ener1 Group billed Ener1 $750 and $40,987, respectively, for the cost of services and employees provided to Ener1 for the three and nine months ended September 30, 2005. Ener1 billed Ener1 Group $27,990 and $113,815, respectively, for the cost of these services and employees provided to Ener1 Group for the three and nine months ended September 30, 2005. As of September 30, 2005, the net balance due to Ener1 from Ener1 Group was $132,921.

Ener1, Ener1's wholly owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) a related party, entered into a Merger Agreement dated as of June 9, 2004, providing for the merger of Acquisition into Splinex. Upon closing in January 2005, Ener1 received 5,000,000 shares of Splinex common stock. Ener1 declared a dividend to distribute these 5,000,000 shares of Splinex common stock to its shareholders of record on January 17, 2005. In exchange for the 5,000,000 shares, Ener1 paid $150,000 of the expenses incurred in connection with the registration under the Securities Act of the distribution of these shares to Ener1's shareholders. The terms of the merger were negotiated on an arm’s-length basis by an independent committee of Ener1's Board of Directors. The independent committee engaged a financial adviser, Capitalink, L.C., to assist the committee in connection with its evaluation of the transaction. Capitalink delivered a fairness opinion to the independent committee indicating that the merger consideration was fair, from a financial point of view, to Ener1's non-affiliated stockholders. Based on the foregoing, Ener1 concluded that $150,000 represented the fair value of the 5,000,000 shares of Splinex common stock that Ener1 received in the merger. Ener1 recorded a dividend of $150,000, which amount represented the value of the Splinex common stock on the date the dividend was declared.

Ener1’s primary business purpose in approving the Splinex merger was to provide its shareholders with the opportunity to participate in the future value of Splinex, which Ener1's Board of Directors believed had the potential to become a leading three-dimensional graphics software company. Two of Ener1’s directors, Kevin P. Fitzgerald and Dr. Peter Novak, are also directors of Splinex. Dr. Novak was also the president of Splinex from its inception February 7, 2004 to August 31, 2004. Mr. Fitzgerald resigned as a director of Splinex in December 2005.

12.  COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On June 23, 2005, EnerDel, Inc. decided to acquire automated manufacturing technology for high-rate battery production from Enerstruct, Ener1 Inc.’s joint venture with ITOCHU. In connection with this decision, Ener1’s 80.5% subsidiary EnerDel began restructuring its manufacturing facilities in Indianapolis and Fort Lauderdale to use the automated manufacturing technology. A total of 37 employees were terminated in Indianapolis and Fort Lauderdale and Ener1 determined that the equipment in the Fort Lauderdale facility will be used for research and development activities. Ener1 charged the remaining net book value of the Fort Lauderdale’s facility equipment of approximately $10.5 million to research and development expenses EnerDel plans to retain selected equipment and battery pack/systems integration engineers at the Indianapolis facility. EnerDel has incurred and will continue to incur exit and disposal costs associated with these changes. These costs are predominantly severance, equipment disposal, and contract termination costs. In accordance with FASB No. 146, these costs are included in results of operations as research and development, selling, general, and administrative expenses.

The table below summarizes the exit and disposal costs of this change in strategy by each major cost type.

		Amount Incurred	Cumulative Amount
Description of	Expected Liability	For Three Month Period	Incurred As Of
Disposal Activity	Of Exit Activity	Ended September 30, 2005	September 30, 2005

Personnel termination costs	$951,028	$80,996	$826,258
Contract termination costs (1)	1,830,908	214,000	214,000
Equipment relocation costs	150,000	--	--
	--	--	--

Total activity exit costs	$2,931,936	$294,996	$1,040,258

Table Notes:

(1) Contract termination costs include: facilities lease obligations to Delphi of approximately $1,198,000; purchase order commitments of $625,000 which Ener1 is attempting to recover; and cancellation of one sales contract for $8,000.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In April 2005, Ener1 signed a 62-month operating lease for office facilities located in New York City. The lease provides for fixed rent of $426,240 per year.

In June 2005, Ener1 signed a 37-month operating lease for office facilities in Fort Lauderdale to be used by EnerFuel, Inc. The lease provides for monthly rent of $8,819 a month plus charges for taxes and common area costs).

In June 2005, Ener1 signed a 12 month operating lease for office facilities in Fort Lauderdale to be used by NanoEner, Inc. The lease provides for monthly rent payments of $1,863 plus charges for taxes and common area costs.

14. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

On December 15, 2005, Ener1 concluded that it would be necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31 and June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 and 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures and the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel Inc. Series A Convertible Preferred Stock issued in November, 2004 ("Preferred Stock") and assaciated warrants and (3) the warrants to purchase common stock issued to Ener1 Group, Inc. in September 2002 and warrants to purchase common stock issued to purchasers of Ener1's Series B Perferred Stock.  Ener1 had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, Ener1 has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on Ener1's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in Ener1's statement of operations. At the date of the respective conversion of the each respective instrument (or exercise of the warrants, as the case may be), the corresponding derivative liability will be reclassified as equity.

The impact of the adjustments related to the classification of and accounting for the conversion features and warrants are summarized below:  (dollars in thousands).

Consolidated Statement of Operations

	Three Months Ended
	September 30, 2004

	AS PREVIOUSLY REPORTED	ADJUSTMENT	AS RESTATED

Gross profit	0		0

Operating expenses	2,538	74	2,612
Loss from operations	(2,538)		(2,612)

Non operating income (expense)
Interest expense	(666)	(959)	(1,625)
Other income (expense)	(62)		(62)
Gain on embedded derivative liability	-	5,454	5,454
Total non-operating income (expense)	(728)	4,495	3,767

Loss before minority interest, income taxes,
and discontinued operations	(3,266)	4,421	1,155

Loss from discontinued operations	(5)		(5)

Net income (loss)	(3,271)	4,421	1,150

Basic and diluted income (loss) per share:
Basic	(0.01)	0.01	0.00
Diluted	(0.01)	0.01	0.00

Shares outstanding	347,276	347,276	347,276

(1)	Change due to correction of deferred financing cost on the 2004 Debenture (see Note 5)
(2)	Change due to the recording of the debt discount related to the 2004 Debenture (see Note 5)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Notes 5 & 8)

Consolidated Statement of Operations

	Nine Months Ended
	September 30, 2004

	AS PREVIOUSLY REPORTED	ADJUSTMENT	AS RESTATED
Gross profit	31		31

Operating expenses	8,397	221	8,618
Loss from operations	(8,366)		(8,587)

Non operating income (expense)
Interest expense	(1,143)	(2,959)	(4,102)
Other income (expense)	(276)		(276)
Gain on embedded derivative liability	-	62,264	62,264
Total non-operating income (expense)	(1,419)	59,305	57,886

Loss before minority interest, income taxes,
and discontinued operations	(9,785)	59,084	49,299

Loss from discontinued operations	(7)		(7)

Net income (loss)	(9,792)	59,084	49,292

Basic and diluted income (loss) per share:
Basic	(0.03)	0.17	0.14
Diluted	(0.03)	0.17	0.14

Shares outstanding	346,966	346,966	346,966

(1)	Change due to correction of deferred financing cost on the 2004 Debenture (see Note 5)
(2)	Change due to the recording of the debt discount related to the 2004 Debenture (see Note 5)
(3)	Change due to the gain on the derivative liabilities not previously recorded ( see Notes 5 & 8)

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of September 30, 2004. The following table(s) sets forth the effects of the restatement adjustments on Ener1's 2004 consolidated balance sheet (dollars in thousands):

Consolidated Balance Sheet
	As of September 30, 2004

	As Previously Reported	Restatement Adjustments	As Restated
Assets:
Current assets	$3,961		$3,961
Property, plant, and equipment	23,311		23,311
Deferred debenture costs	-	1,253	1,253
Other Assets	1,630		1,630
Total	28,902	1,253	30,155

Liabilities and shareholders deficit:			-
Derivative liability on Battery warrants	-	37,950	37,950
Other current liabilities	1,916		1,916
Total current liabilities	1,916	37,950	39,866
Long term debt	97		97
Debenture	19,700		19,700
Discount on debentures	(19,700)	2,959	(16,741)
Embedded derivatives on convertible debentures	-	16,258	16,258
Total liabilities	2,013	57,167	59,180
Shareholders' equity	26,889	(55,914)	(29,025)
Total	$28,902	$1,253	$30,155

(1)	Change due to recording of deferred financing cost on the 2004 Debenture (see Note 5)
(2)	Change due to the recording of a liability for warrants determined to be a derivative (see Note 8)
(3)	Change due to recording of discount on the 2004 Debenture (see Note 5)
(4)	Change due to the recording of the derivatives on the 2004 Debenture (see Note 5)

15. STOCK OPTION ISSUANCES

On April 11, 2005, pursuant to his appointment as Director of Ener1, Inc., Ludovico Manfredi received 110,000 options to purchase common shares at $.70 per share, vesting 33 1/3% on each of the first three anniversaries of the option grant date.

On June 1, 2005, pursuant to his appointment as Chief Executive Officer of NanoEner, Inc., J. Gary McDaniels received 500,000 options to purchase shares at $.48 per share, vesting in four equal installments, beginning on the first anniversary of the option grant.

On June 25, 2005, as compensation for serving as Board Director and Chairman of the Audit Committee, Karl Gruns received 50,000 options to purchase shares at $.57, vesting immediately.

On July 8, 2005, pursuant to his employment agreement as Chief Financial Officer for Ener1, Inc., Ernie Toth received 250,000 options to purchase shares at $.28, 25% of which would vest on each of the first four anniversaries of the option grant.

During the nine months ended September 30, 2005, 910,000 options were granted under Ener1’s 2002 Stock Option Plan, 855,000 options were terminated, and no options were exercised.

The fair value of the above issuances was $806,450.

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

Overview

Ener1’s primary lines of business consist of developing and marketing lithium batteries and certain battery components such as electrodes; fuel cells, fuel cell systems, components and related services; and nanotechnology-related manufacturing processes and materials.

In October 2004, Ener1 formed EnerDel with Delphi Automotive Systems, LLC (a subsidiary of Delphi Corporation) (“Delphi”) as Ener1's new vehicle for pursuing its battery business. Ener1 owns 80.5% of EnerDel’s outstanding common stock, and Delphi owns 19.5% of EnerDel’s outstanding common stock. Ener1's lithium battery business has been conducted through EnerDel since 2004.

On April 12, 2005, EnerDel and an affiliated party, Enerstruct, entered an agreement under which Enerstruct agreed to provide engineering and consulting services to EnerDel. Enerstruct also gave EnerDel the option to license from Enerstruct certain battery cell and manufacturing technologies. On June 23, 2005, EnerDel decided to acquire these technologies. At that time, EnerDel reduced the work force at its manufacturing facility in Indianapolis, Indiana by eliminating functions related to EnerDel's existing technology.

On September 6, 2005, we announced a plan to spin-off the common stock of our three primary alternative energy subsidiaries to our shareholders. The proposed spin-offs are subject to the receipt of applicable regulatory and third-party approvals and adequate financing, which we may seek in the public or private equity or debt markets. Following the proposed spin-offs, we intend to seek new investments in technology. At this time, we are exploring financing opportunities to fund the activities of our operating subsidiaries as a prerequisite to proceeding with the proposed spin-offs.

We have experienced net operating losses since 1997, negative cash flows from operations since 1999, and have an accumulated deficit of $157million as of September 30, 2005. It is likely that our operations will continue to incur negative cash flows through September 30, 2006 and additional financing will be required to fund our planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Results of Operations

Net Sales

Our net sales for the three-month and nine-month periods ended September 30, 2005 were $25,000 and $60,000, respectively. Net sales for the three and nine month periods ended September 30, 2004 were $0.0 and $41,000, respectively. All sales consisted of sample sales of lithium batteries and fuel cell components.

Manufacturing Pre-production Costs

   For the three and nine month periods ended September 30, 2005, manufacturing pre-production costs decreased by 100% from $532,000 to $0.00 and increased by $1.1 million or 104% from $1 million to $2.1 million, when compared to the same periods in 2004.

During the three months ended September 30, 2005, we ceased incurring Manufacturing Pre-production Costs for our Fort Lauderdale facilities since management determined in June of 2005 that going forward, the Fort Lauderdale facility will be used solely for research and development activities.

The increase of $1.1 million for the nine month period September 30, 2005 was primarily due to additional hiring of manufacturing personnel, increases in International Standards Organization (“ISO”) compliance costs and increases in the costs of implementing manufacturing processes and procedures until June of 2005.

Research and Development (“R&D”) Expenses

R&D expenses for the three and nine month periods ended September 30, 2005 increased by approximately $618,000 to $1,194,000 and $16,183,000 to $17,936,000, respectively, when compared to the same periods in 2004. The increase of $618,000 for the three months ended September 30, 2005 was primarily due to the inclusion of EnerDel expenses in the three month period ended September 30, 2005 resulting in added research and development expenses of $640,000 in the three month period ended September 30, 2005. The increase of approximately $16 million for the nine months ended September 30 was due primarily to a $10.5 million charge to R&D expense for the book value of battery equipment and supplies that were determined to have no alternative future use, in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” as a result of management’s change in battery cell development and production strategies, approximately $4 million of additional expenses incurred due to the inclusion of EnerDel in the nine month period ended September 30, 2005 and $1 million in prepaid R&D work pursuant to a contract with Enerstruct.

Selling, General and Administrative (“SG&A”) Expenses

SG&A expenses for the three and nine month periods ended September 30, 2005 increased by 87% or $1,303,000 to $2,807,000 and 45% or $2,616,000 to 8,434,000, respectively, when compared to the same periods in 2004. The increase of $1,303,000 for the three months ended September 30, 2005 was due primarily to an increase of $1.1 million as a result of the inclusion of EnerDel expenses for the three month period ended September 30, 2005, an increase of $24,000 due to hiring by NanoEner of executive personnel, an increase in rent of $64,000 due to three new operating leases for Corporate Administration, Fuel Cell and NanoEner, and an increase of $57,000 in professional fees. The increase of $2.6 million for the nine months ended September 30 was due primarily to an increase of approximately $3.8. million as a result of the inclusion of EnerDel expenses in the nine month period ended September 30, 2005, offset by a decrease of approximately $800,000 due to the termination of supercapacitor R&D activities by Ener1, Inc. and Ener1 Ukraine.

Other Income and Expense

     Other expense increased by $32 million and $25 million for the three and nine month periods ended September 30, 2005. This is primarily due to (1) a loss of $26 million on embedded derivatives in conversion features of securities due to decreases in our stock price in the three month period ended Septmeber 30, 2005 (as compared to the same prior year period); and (2) a $23 million reduction in gain from embedded derivatives in conversion features of securities in the nine month period ended September 30, 2005 (as compared to a gain of $5.5 million for the same prior year period), also due to decreases in our stock price.

     Liquidity and Capital Resources

         As of December 31, 2004, we had a working capital deficit of $70 million. During the nine months ended September 30, 2005, our working capital increased by $8.3 million, resulting in negative working capital of $61.7 million as of September 30, 2005. Working capital as of September 30, 2005 included $7.0 million in cash and $0.7 million in prepaid expenses, offset by $1.6 million in accounts payable, accrued expenses and accrued exit costs and $67.5 million in derivative liabilities on conversion features of securities. For the nine months ended September 30, 2005, net cash used in operating activities totaled $19.9 million. However, during the same period, we received $13.1 million from the sale of our $14,225,000 Senior Secured Convertible Debentures due in March 2009 and $250,000 from the sale of our Series B Preferred Stock to Ener1 Group, Inc.

We have a commitment from Ener1 Group to purchase, at our request, an additional 27,500 shares of our Series B Preferred Stock for an aggregate net purchase price of $1.833 million.

We will require additional capital within the next twelve months to support the activities of EnerDel, EnerFuel, and NanoEner. We intend to seek additional financing, which may take the form of equity or debt funding. We cannot assure you that any such required capital will be available on terms acceptable to us, if at all, or at such time or times as we require it. If additional financing is not obtained, such condition, among others, will give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Derivative Instruments and Hedging Activities

Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) requires all derivatives to be recorded on the balance sheet at fair value. SFAS 133 also established rules for derivatives used as hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of the derivatives either be offset against the change in fair value of assets or liabilities through earnings, or be recognized in other comprehensive income until the hedged item is recognized in earnings.

ITEM 3A. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, because of several adjustments required by our auditors, predominantly in the areas of debt and equity.  In connection with the completion of its review of our financial statements for the nine months ended September 30, 2005, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with detachable warrants and convertible preferred stock with detachable warrants, as well as deficiencies in the valuation of such financial instruments. Our independent auditors also noted deficiencies related to late filings with the Securities Exchange Commission and failure to properly classify mandatorily redeemable preferred stock as a liability. Appropriate adjustments and footnote disclosures have been recorded and disclosed in this Quarterly Report on Form 10-QSB. We are in the process of improving our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing better controls and procedures over the accounting and valuation of debt and preferred stock, and 2) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

3.4  Amendment to Amended and Restated Articles of Incorporation, dated December 29, 2004, incorporated by reference to Exhibit A of the Registrant's Schedule 14C dated December 7, 2004.

3.5  Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement (Commission File No. 333-112837) filed with the Commission on February 13, 2004.

3.6  Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant's current report on Form 8-K dated January 11, 2005.

4.1  Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004.

4.2  Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

4.3  Form of 7.5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.4  Registration Rights Agreement, dated as of March 14, 2005, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated March 15, 2005.

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

Dated: January 5, 2006 Dated: January 5, 2006
         ENER1, INC.

By: /s/ Kevin P. Fitzgerald
         Kevin Fitzgerald
         Chief Executive Officer
         (Principal Executive Officer)

By: /s/ A. Ernest Toth
       A. Ernest Toth
       Chief Financial Officer
       (Principal Financial and Accounting Officer)