Form 10QSB/A
period 2005-09-30
ENER1 INC
filed 2006-03-03
CIK 895642

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common stock, par value $.01 per share	Outstanding as of December 31, 2005 347,455,751

Transitional Small Business Format (check one): Yes [  ] No [X]

ENER1, INC. AND SUBSIDIARIES
Form 10-QSB for the Quarter Ended September 30, 2005

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (unaudited) as of
September 30, 2005	4

Consolidated Statements of Operations (unaudited)
for the three and nine months ended September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	22

Item 3A. Controls and Procedures	24

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 5. Other	25

Item 6. Exhibits	26

Signatures	27

Explanatory Note

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated.

During the fourth quarter of 2005, Ener1 determined that it was necessary to restate its previously issued financial statements for the three and nine months ended September 30, 2004 to reflect additional gains and losses related to the classification of and accounting for: (1) the conversion features of Ener1's senior secured convertible debentures due 2009 and the associated warrants, (2) the amortization expense associated with the discount recorded with respect to Ener1's senior secured convertible debentures due 2009 and financing costs incurred in connection with the issuance of this debt, (3) the  conversion features associated with the preferred stock issued by Ener1's subsidiary and the associated warrants and (4) warrants issued by Ener1 including the warrants issued to Ener1 Group, Inc. in September 2002 and warrants associated with Ener1's preferred stock.

On December 21, 2005, Ener1 filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing its determination that its previously issued financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and its Quarterly Reports on Form 10-QSB for the interim periods ended March 31 and June 30, 2005 will be restated. On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," Ener1 determined that these options and warrants were derivatives because there was no explicit cap on the amount of shares that could be issued pursuant to the warrant and option agreements. The financial statements and other financial information included in this is Amendment No. 1 to the September 2005 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and nine months ended September 30, 2004 and 2005. These matters have been discussed by Ener1's authorized executive officers with the Company’s independent registered public accounting firm.

Once Ener1's review of its financial statements for the fiscal year ended December 31, 2004 and the interim periods ended March 31 and June 30, 2005 is complete, Ener1 will file reports with the Securities and Exchange Commission including restated financial statements for these periods as soon as practicable. Ener1 believes the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report. Ener1 does not expect any changes to the financial statements and other financial information included in this Quarterly Report resulting from the review of Ener1's historical financial statements described above to be material.

Part I. FINANCIAL INFORMATION
       Item 1. - Financial Statements
ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

September 30,
2005
(Restated)
ASSETS
Current assets
Cash and equivalents	$7,012
Prepaid expenses and other current assets	544
Due from related parties	204
Total current assets	7,760

Property and equipment, net	2,944
Investment in EnerStruct, Inc.	899
Deferred debenture costs, net of amortization
of $679 (Notes 5 and 6)	2,099
Other	255
Total assets	$13,957

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24
Accounts payable and accrued expenses	1,598
Liabilities of discontinued operations	307
Derivative liability on conversion features of securities (Note 8)	76,185
Total current liabilities	78,114

Long-term portion of installment loan	73
$19,700 convertible debentures, net of discount of $12,802 (Note 5)	6,898
$14,225 convertible debentures, net of discount of $10,531 (Note 6)	3,694

Redeemable convertible preferred stock (Note 7):
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding	3,790
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding	12,065
Total liabilities	104,634

Minority interest	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475
Paid in capital	72,349
Accumulated deficit	(166,501)
Total stockholders' deficit	(90,677)
Total liabilities and stockholders' deficit	$13,957

See accompanying notes to financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$25	$-	$60	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	-	532	2,132	1,048
General and administrative	1,194	576	17,936	1,753
Research and development	2,807	1,504	8,434	5,817
Total operating expenses	4,001	2,612	28,502	8,628
Net Loss from operations	(3,976)	(2,612)	(28,442)	(8,587)

Other income and (expense)
Interest	(2,566)	(1,625)	(6,968)	(4,102)
Equity in loss of EnerStruct, Inc.	(59)	(139)	(286)	(426)
Other	83	77	223	150
Gain (loss) on embedded derivative liability	(29,513)	6,467	45,958	84,167
Total other income (expense)	(32,055)	4,780	38,927	79,789

Income (loss) before income taxes	(36,031)	2,168	10,485	71,202
Income taxes	-	-	-	-
Net income (loss) before minority interest
and discontinued operations	(36,031)	2,168	10,485	71,202

Minority interest	-	-	3,760	-
Net income (loss) from continuing operations	(36,031)	2,168	14,245	71,202

Loss from discontinued operations	-	(5)	-	(7)
Net income (loss)	(36,031)	2,163	14,245	71,195

Preferred stock dividends	(1,024)	-	(2,855)	-

Net income (loss) attributable
to common shareholders	$(37,055)	$2,163	$11,390	$71,195

Net income (loss) per share, basic
Continuing operations	$(0.11)	$0.01	$0.03	$0.21
Discontinued operations	$-	$-	$-	$-
Net income (loss) per share, diluted
Continuing operations	$(0.11)	$0.01	$0.03	$0.17
Discontinued operations	$-	$-	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,276	347,456	346,966
Weighted average shares outstanding - Diluted	347,456	412,256	412,126	417,624

See accompanying notes to financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Restated)	(Restated)

Net income	$14,245	$71,195

Adjustments to reconcile net loss to cash used by operating activities:
Gain on embedded derivative liability	(45,958)	(84,167)
Asset impairment
Research and development costs	10,527	-
Minority interest	(3,760)	-
Accretion of discount on debentures	4,202	2,959
Depreciation and amortization	857	694
Compensation expense for stock options	815	925
Equity in loss from investment in Enerstruct	286	426
Changes in current assets and liabilities	(1,104)	(1,175)
Changes in assets and liabilities held for disposal	-	(5)
Net cash used in operating activities	(19,890)	(9,148)

Investing Activities:
Capital expenditures	(556)	(1,322)
Investment in Splinex	-	(150)
Net cash used in investing activities	(556)	(1,472)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	-
Repayment of related party notes	-	(1,041)
Repayment of guaranteed related party debt	-	(2,200)
Repayment of mortgage note payable	-	(704)
Repayment of bank loan	-	(1,600)
Repayment of bank installment loan	(17)	(8)
Proceeds from employee stock options exercised	-	22
Proceeds from exercise of warrants	-	1,050
Net cash provided by financing activities	13,367	14,046

Net increase (decrease) in cash and equivalents	(7,079)	3,426

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$7,012	$3,626

See accompanying notes to financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(36,031)	$2,163	$14,245	$71,195
Add stock-based compensation
determined under intrinsic
value-based method	265	197	794	517
Less stock-based compensation
determined under fair value-
based method	(856)	(798)	(2,707)	(1,685)
Net income (loss) pro forma	$(36,622)	$1,562	$12,332	$70,027

Net income (loss) per share, basic
Continuing operations	$(0.11)	$-	$0.04	$0.20
Net income (loss) per share, diluted
Continuing operations	$(0.11)	$-	$0.03	$0.17

The weighted average fair value of the stock options granted during fiscal 2005 and 2004 was $.42 and $.62, respectively. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 100%, and (4) no dividends are expected to be paid.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $167 million as of September 30, 2005. It is likely that Ener1's operations will continue to incur negative cash flows through September 30, 2006 and additional financing will be required to fund Ener1's planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about Ener1's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales
EnerFuel, Inc.	$-	$-	$15	$-
EnerDel, Inc.	25	-	45	-
Ener1 Battery	-	-	-	41
Total Net Sales	$25	$-	$60	$41

Net income (loss)
Discontinued segments	$-	$(5)	$-	$(7)
Corporate	(33,699)	3,278	33,114
EnerDel, Inc.	(1,621)	-	(20,732)	74,206
Ener1 Battery	(23)	(828)	(119)	(2,092)
Ener1 Technologies Inc.	-	(3)	-	(13)
EnerFuel	(424)	(197)	(1,003)	(739)
NanoEner	(264)	(82)	(775)	(160)
Minority interest	-	-	3,760	-
Net income (loss)	$(36,031)	$2,163	$14,245	$71,195

Assets
Discontinued segments			$-	$2
Corporate			7,924	7,240
EnerDel, Inc.			4,527	-
Ener1 Battery			1,351	22,530
Ener1 Technologies Inc.			1	10
EnerFuel			49	305
NanoEner			105	68
Total assets			$13,957	$30,155

5. $19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009 (the "2004 Debentures") and warrants to purchase 16,000,000 shares of Ener1's common stock. The net proceeds of the issuance totaled $18,527,000 after direct placement costs of $1,473,000.

The 2004 Debentures mature on January 20, 2009. Ener1's obligations under the 2004 Debentures are secured by collateral including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

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

The 2004 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2005 Convertible Debentures (see Note 6).

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

As discussed in Note 8, Ener1 is accounting for the conversion option in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19").

 6. $14,225,000 CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 (the "2005 Debentures") and warrants to purchase 7,112,500 shares of Ener1's common stock. The net proceeds of the issuance totaled $13,133,781 after direct placement costs of $1,304,593. Proceeds from the sale were used to pay expenses of the sale and for working capital.

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

The 2005 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2004 Convertible Debentures (see Note 5).

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

The warrants issued in connection with the issuance of the 2005 Debentures were divided into Series A and Series B. Each Series A warrant entitles the holder to purchase a number of shares of common stock equal to 30% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debenture divided by the conversion price for an exercise price of $1.15 per share. Each Series B warrant entitles the holder to purchase a number of shares of common stock equal to 20% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debenture divided by the conversion price for an exercise price of $1.25 per share. Both Series A and Series B warrants are subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the exercise price. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. The number of common shares issuable under the Series A and Series B warrants issued in connection with the 2005 Debentures are 4,267,500 and 2,845,000, respectively.

Ener1 issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 to the placement agent for the 2005 Debentures issuance. The fair market value of these warrants was $149,362 and was allocated to deferred debenture costs. Ener1 also incurred $1,240,581 in placement fees.

As discussed in Note 8, Ener1 is accounting for the conversion option in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133.

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

As discussed in Note 8, Ener1 is accounting for the warrants associated with the Series B Preferred Stock in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock.”

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

In connection with the issuances of is Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.65 and $0.80 for October 2004 and February 2005, respectively; expected volatility of 207%; risk free interest rate of approximately 1.79% and 2.50% for October 2004 and February 2005, respectively; and a term of ten years.

EnerDel Series A Convertible Preferred Stock

In October 2004, Delphi Corporation purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase Ener1 common stock for an aggregate purchase price of $8,000,000. The Series A Preferred Stock was convertible into 6,956,522 shares of Ener1 common stock until January 2005. No shares were converted.

As discussed in Note 8, Ener1 is accounting for the warrants and conversion option in accordance with SFAS 133.

The issuance proceeds were allocated between the Series A Preferred Stock, the warrants and the conversion option using the with-and-without method in accordance with SFAS 133.  The proceeds were allocated $4,620,000 to the fair value of the warrants, $1,182,609 to the fair value of the conversion option, and the remaining $2,197,391 was allocated to the series A Preferred Stock.

As discussed in Note 8, Ener1 assessed whether the conversion feature should be accounted for as a derivative under SFAS 133. In accordance with EITF 00-19, Ener1 accounted for the conversion option as a derivative under SFAS 133. When the term of the conversion option expired in January 2005, the remaining liability of $1,182,609 was recorded as unrealized gain on embedded derivative in the first quarter of 2005.

If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before the 4th anniversary of the filing date of the certificate of designation for the Series A Preferred Stock, the holders will have the option to require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. As a result, Ener1 has determined the preferred stock is mandatorily redeemable. Due to the mandatory redemption feature, the Series A Preferred Stock is reported as a liability consistent with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

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

The following are the components of redeemable preferred stock as of September 30, 2005 (in thousands):

	Ener1	EnerDel
	Series B	Series A	Total

Face value	$15,250	$8,000	$23,250

Less fair value of
warrant derivative	(5,514)	(4,620)	(10,134)

Less fair value of
conversion option	-	(1,183)	(1,183)

Accumulated accretion
of discounts	1,328	969	2,297

Cumulative dividends	1,001	624	1,625
Carrying value	$12,065	$3,790	$15,855

8. Derivatives

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following financial instruments:

•	the 2004 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2004 Debentures;
•	the 2005 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2005 Debentures;
•	EnerDel Series A Preferred Stock conversion feature;
•	Warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");
•	Series B Preferred Stock conversion feature;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Warrants");
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”);
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the exchange of stock, notes and warrants in exchange for debt (the “Exchange Warrants”); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options”)

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments other than the Series B Preferred Stock qualified for derivative accounting. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion features of the debentures and Series A preferred stock as embedded derivatives. Pursuant to SFAS 133, Ener1 bifurcated the conversion feature from the debentures and the Series A preferred stock, because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the Debentures. In addition, among other reasons, because there was no explicit cap on the amount of shares that could be issued pursuant to the conversion features or the warrant and option agreements, Ener1 determined the conversion features and the warrants and options met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities. Ener1 is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liabilities.” These derivative liabilities were not classified as such in Ener1's historical financial statements. In order to reflect the correction of these errors, Ener1 will restate its financial statements for the year ended December 31, 2004 and for the periods ended March 31, 2005 and June 30, 2005, and file amendments to its reports with the Commission reflecting these restatements as soon as practicable.

The impact on the balance sheet as of September 30, 2005 and the statements of income for the nine months ended September 30, 2005 and 2004 is as follows:

(dollars in thousands)
	December 31, 2004	September 30, 2005	Gain (Loss)		December 31, 2003	September 30, 2004	Gain (Loss)
2004 Debenture	$11,627	$6,918	$4,709		$—	$7,938	$11,934	(a	)

2004 Debenture Warrants	11,040	6,720	4,320		—	8,320	(8,320)

2005 Debenture	—	6,686	1,280 (a	)	—	—	—

2005 Debenture Warrants	—	4,680	(868)(a	)	—	—	—

EnerDel Series A Preferred Stock	1,183	—	1,183		—	—	—

Series A Warrants	5,944	3,426	2,518

Series B Warrants	7,193	4145	1,866(a	)

Battery Warrants	57,960	33,810	24,150		96,600	37,950	58,650

Exchange Warrants	16,600	9,800	6,800		19,600	11,000	8,600

Itochu stock options	—	—	—		13,957	654	13,303
Total	$111,547	$76,185	$45,958		$130,157	$65,862	$84,167

(a) The original liability was recorded out of the proceeds of the debentures therefore the gain (loss) in the first period after issuance of the instrument is not equal to the balance sheet amount.

Because the conversion option for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder receives the ability to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

9.     ENER1 GROUP FINANCING

On October 15, 2004, Ener1's majority shareholder Ener1 Group, Inc. agreed to purchase at Ener1's request, up to 30,000 shares of Ener1's Series B Preferred Stock at $66.67 per share, together with warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share.

Pursuant to this agreement, in March 2005, Ener1 Group purchased 2,500 shares of Series B Preferred shares and warrants to purchase 138,890 shares of common stock for an aggregate purchase price of $166,667.

10. ITOCHU CORPORATION INVESTMENT AND INVESTMENT IN ENERSTRUCT

On July 25, 2003, Ener1 sold 14,000,000 common shares and granted options to purchase common stock to ITOCHU Corporation for $3.5 million. All options expired unexercised on January 31, 2005. Using these proceeds, Ener1 purchased a 49% interest in a new Japanese company called Enerstruct, Inc. for $2,003,339. ITOCHU acquired the remaining 51% of Enerstruct, for $1,100,000 plus equipment. Ener1's net book value on September 30, 2005, accounted for under the equity method, was $2,395,847, after deducting Ener1's share of Enerstruct's losses to date.

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

11. RELATED PARTY TRANSACTIONS

During 2005, Ener1 and Ener1 Group have from time to time used each other's services and employees. Ener1 Group billed Ener1 $750 and $40,987, respectively, for the cost of services and employees provided to Ener1 for the three and nine months ended September 30, 2005. Ener1 billed Ener1 Group $27,990 and $113,815, respectively, for the cost of these services and employees provided to Ener1 Group for the three and nine months ended September 30, 2005. As of September 30, 2005, the net balance due to Ener1 from Ener1 Group was $132,921.

Ener1, Ener1's wholly owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) a related party, entered into a Merger Agreement dated as of June 9, 2004, providing for the merger of Acquisition into Splinex. Upon closing in January 2005, Ener1 received 5,000,000 shares of Splinex common stock. Ener1 declared a dividend to distribute these 5,000,000 shares of Splinex common stock to its shareholders of record on January 17, 2005. In exchange for the 5,000,000 shares, Ener1 paid $150,000 of the expenses incurred in connection with the registration under the Securities Act of the distribution of these shares to Ener1's shareholders. The terms of the merger were negotiated on an arm's-length basis by an independent committee of Ener1's Board of Directors. The independent committee engaged a financial adviser, Capitalink, L.C., to assist the committee in connection with its evaluation of the transaction. Capitalink delivered a fairness opinion to the independent committee indicating that the merger consideration was fair, from a financial point of view, to Ener1's non-affiliated stockholders. Based on the foregoing, Ener1 concluded that $150,000 represented the fair value of the 5,000,000 shares of Splinex common stock that Ener1 received in the merger. Ener1 recorded a dividend of $150,000, which amount represented the value of the Splinex common stock on the date the dividend was declared.

Ener1's primary business purpose in approving the Splinex merger was to provide its shareholders with the opportunity to participate in the future value of Splinex, which Ener1's Board of Directors believed had the potential to become a leading three-dimensional graphics software company. Two of Ener1's directors, Kevin P. Fitzgerald and Dr. Peter Novak, are also directors of Splinex. Dr. Novak was also the president of Splinex from its inception February 7, 2004 to August 31, 2004. Mr. Fitzgerald resigned as a director of Splinex in December 2005.

12.  COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On June 23, 2005, EnerDel, Inc. decided to acquire automated manufacturing technology for high-rate battery production from Enerstruct, Ener1 Inc.'s joint venture with ITOCHU. In connection with this decision, EnerDel began restructuring its manufacturing facilities in Indianapolis and Fort Lauderdale to use the automated manufacturing technology. A total of 37 employees were terminated in Indianapolis and Fort Lauderdale and Ener1 determined that the equipment in the Fort Lauderdale facility will be used for research and development activities. Ener1 charged the remaining net book value of the Fort Lauderdale's facility equipment of approximately $10.5 million to research and development expenses EnerDel plans to retain selected equipment and battery pack/systems integration engineers at the Indianapolis facility. EnerDel has incurred and will continue to incur exit and disposal costs associated with these changes. These costs are predominantly severance, equipment disposal, and contract termination costs. In accordance with FASB No. 146, these costs are included in results of operations as research and development, selling, general, and administrative expenses.

The table below summarizes the exit and disposal costs of this change in strategy by each major cost type.

		Amount Incurred
		For Three Month Period	Cumulative Amount
Description of Disposal Activity	Expected Liability Of Exit Activity	Ended September 30, 2005	Incurred As Of September 30, 2005

Personnel termination costs	$951,028	$80,996	$826,258
Contract termination costs (1)	1,830,908	214,000	214,000
Equipment relocation costs	150,000	—	—
	—	—	—
Total activity exit costs	$2,931,936	$294,996	$1,040,258

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

14. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated. On December 15, 2005, Ener1 concluded that it would be necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31 and June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 and 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures and the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel Inc. Series A Convertible Preferred Stock issued in November, 2004 ("Preferred Stock") and associated warrants and (3) the warrants to purchase common stock issued to Ener1 Group, Inc. in September 2002 and warrants to purchase common stock issued to purchasers of Ener1's Series B Preferred Stock.  On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. The financial statements and other financial information included in this is Amendment No. 1 to the September 2005 10-QSB have been restated accordingly

Ener1 had previously classified the value of these conversion features and warrants and options to purchase common stock, when applicable, as equity. After further review, Ener1 has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on Ener1's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in Ener1's statement of operations. At the date of the respective conversion of the each respective instrument (or exercise of the warrants, or options as the case may be), the corresponding derivative liability will be reclassified as equity.

The impact of the adjustments related to the classification of and accounting for the conversion features and warrants and options are summarized below:  (dollars and shares in thousands).

	Three Months Ended
	September 30, 2004

	As Previously
	Reported	Adjustment		As restated
Gross profit	$-	$-		$-

Total operating expenses	2,538	74	(1)	2,612
Loss from operations	(2,538)			(2,612)

Other income and (expense)
Interest	(666)	(959)	(2)	(1,625)
Equity in loss of EnerStruct, Inc.	(139)	-		(139)
Other	77	-		77
Gain on embedded derivative liability	-	6,467	(3)	6,467
Total other income (expense)	(728)	5,508		4,780

Net income (loss) before minority interest
and discontinued operations	(3,266)	5,434		2,168

Minority interest	-	-		-
Net income (loss) from continuing operations	(3,266)	5,434		2,168

Loss from discontinued operations	(5)	-		(5)
Net income (loss)	(3,271)	5,434		2,163
Preferred stock dividends	-	-		-
Net income (loss) attributable
to common shareholders	$(3,271)	$5,434		$2,163

Net income (loss) per share, basic
Continuing operations	$(0.01)	0.02		$0.01
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.01)	0.02		$0.01
Discontinued operations	$-	-		$-
Weighted average shares outstanding:

(1)	Change due to correction of deferred financing cost on the 2004 Debenture (see Note 5)
(2)	Change due to the recording of the debt discount related to the 2004 Debenture (see Note 5)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Notes 5 & 8)

	Nine Months Ended
	September 30, 2004

	As Previously
	Reported	Adjustment		As restated
Gross profit	$31	$-		$31

Total operating expenses	8,397	221	(1)	8,618
Loss from operations	(8,366)	(221)		(8,587)

Other income and (expense)
Interest	(1,143)	(2,959)	(2)	(4,102)
Equity in loss of EnerStruct, Inc.	(426)	-		(426)
Other	150	-		150
Gain on embedded derivative liability	-	84,167	(3)	84,167
Total other income (expense)	(1,419)	81,208		79,789

Net income (loss) before minority interest
and discontinued operations	(9,785)	80,987		71,202

Minority interest	-	-		-
Net income (loss) from continuing operations	(9,785)	80,987		71,202
-
Loss from discontinued operations	(7)	-		(7)
Net income (loss)	(9,792)	80,987		71,195
Preferred stock dividends	-	-		-
Net income (loss) attributable
to common shareholders	$(9,792)	$80,987		$71,195

Net income (loss) per share, basic
Continuing operations	$(0.03)	0.24		$0.21
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.03)	0.20		$0.17
Discontinued operations	$-	-		$-

(1)	Change due to correction of deferred financing cost on the 2004 Debenture (see Note 5)
(2)	Change due to the recording of the debt discount related to the 2004 Debenture (see Note 5)
(3)	Change due to the gain on the derivative liabilities not previously recorded ( see Notes 5 & 8)

	Three Months Ended
	September 30, 2005

	As Previously
	Reported	Adjustment		As restated
Gross profit	$25	$-		$25

Total operating expenses	4,001	-		4,001
Loss from operations	(3,976)	-		(3,976)

Other income and (expense)
Interest	(2,566)	-		(2,566)
Equity in loss of EnerStruct, Inc.	(59)	-		(59)
Other	83	-		83
Gain on embedded derivative liability	(26,101)	(3,412)	(1)	(29,513)
Total other income (expense)	(28,643)	(3,412)		(32,055)

Net income (loss) before minority interest
and discontinued operations	(32,619)	(3,412)		(36,031)

Minority interest	-	-		-
Net income (loss) from continuing operations	(32,619)	(3,412)		(36,031)
-
Loss from discontinued operations	-	-		-
Net income (loss)	(32,619)	(3,412)		(36,031)
Preferred stock dividends	(1,024)	-		(1,024)
Net income (loss) attributable
to common shareholders	$(33,643)	$(3,412)		$(37,055)

Net income (loss) per share, basic
Continuing operations	$(0.09)	$(0.02)		$(0.11)
Discontinued operations	$-	$-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.09)	$(0.02)		$(0.11)
Discontinued operations	$-	$-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456			347,456
Weighted average shares outstanding - Diluted	347,456			347,456

(1) Change due to the gain on the derivative liabilities not previously recorded

	Nine Months Ended
	September 30, 2004

	As Previously
	Reported	Adjustment		As restated
Gross profit	$31	$-		$31

Total operating expenses	8,397	221	(1)	8,618
Loss from operations	(8,366)	(221)		(8,587)

Other income and (expense)
Interest	(1,143)	(2,959)	(2)	(4,102)
Equity in loss of EnerStruct, Inc.	(426)	-		(426)
Other	150	-		150
Gain on embedded derivative liability	-	84,167	(3)	84,167
Total other income (expense)	(1,419)	81,208		79,789

Net income (loss) before minority interest
and discontinued operations	(9,785)	80,987		71,202

Minority interest	-	-		-
Net income (loss) from continuing operations	(9,785)	80,987		71,202
-
Loss from discontinued operations	(7)	-		(7)
Net income (loss)	(9,792)	80,987		71,195
Preferred stock dividends	-	-		-
Net income (loss) attributable
to common shareholders	$(9,792)	$80,987		$71,195

Net income (loss) per share, basic
Continuing operations	$(0.03)	0.24		$0.21
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.03)	0.20		$0.17
Discontinued operations	$-	-		$-

(1) Change due to the gain on the derivative liabilities not previously recorded

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of September 30, 2005 and 2004. The following tables set forth the effects of the restatement adjustments on Ener1's 2005 and 2004 consolidated balance sheet (dollars in thousands):

	As of September 30, 2005

	As Previously			September 30,
	Reported	Adjustment		As restated
ASSETS
Total current assets	$7,760			$7,760
Property and equipment, net	2,944			2,944
Investment in EnerStruct, Inc.	899			899
Deferred debenture costs	2,099			2,099
Other	255			255
Total assets	$13,957	$-		$13,957

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability on conversion features of securities	66,385	9,800	(1)	76,185
Other current liabilities	1,929	-		1,929
Total current liabilities	68,314	9,800		78,114

Long-term debt	73	-		73
$19,700 convertible debentures	6,898	-		6,898
$14,225 convertible debentures	3,694	-		3,694

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	3,790	-		3,790
Series B Preferred	12,065	-		12,065
Total liabilities	94,834	9,800		104,634
Total stockholders' deficit	(80,877)	(9,800)		(90,677)
Total liabilities and stockholders' deficit	$13,957	$-		$13,957

(1) Change due to the recording of a liability for warrants determined to be a derivative

Consolidated Balance Sheet
	As of September 30, 2004

	As Previously Reported	Restatement Adjustments	As Restated
Assets:
Current assets	$3,961		$3,961
Property, plant, and equipment	23,311		23,311
Deferred debenture costs	—	1,253	1,253
Other Assets	1,630		1,630
Total	28,902	1,253	30,155

Liabilities and shareholders deficit:			—
Derivative liability on Battery warrants	—	37,950	37,950
Other current liabilities	1,916		1,916
Total current liabilities	1,916	37,950	39,866
Long term debt	97		97
Debenture	19,700		19,700
Discount on debentures	(19,700)	2,959	(16,741)
Embedded derivatives on convertible debentures	—	16,258	16,258
Total liabilities	2,013	57,167	59,180
Shareholders' equity	26,889	(55,914)	(29,025)
Total	$28,902	$1,253	$30,155

(1)	Change due to recording of deferred financing cost on the 2004 Debenture (see Note 5)
(2)	Change due to the recording of a liability for warrants determined to be a derivative (see Note 8)
(3)	Change due to recording of discount on the 2004 Debenture (see Note 5)
(4)	Change due to the recording of the derivatives on the 2004 Debenture (see Note 5)

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

During the nine months ended September 30, 2005, 910,000 options were granted under Ener1's 2002 Stock Option Plan, 855,000 options were terminated, and no options were exercised.

The fair value of the above issuances was $806,450.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Ener1's primary lines of business consist of developing and marketing lithium batteries and certain battery components such as electrodes; fuel cells, fuel cell systems, components and related services; and nanotechnology-related manufacturing processes and materials.

In October 2004, Ener1 formed EnerDel with Delphi Automotive Systems, LLC (a subsidiary of Delphi Corporation) (“Delphi”) as Ener1's new vehicle for pursuing its battery business. Ener1 owns 80.5% of EnerDel's outstanding common stock, and Delphi owns 19.5% of EnerDel's outstanding common stock. Ener1's lithium battery business has been conducted through EnerDel since 2004.

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

We have experienced net operating losses since 1997, negative cash flows from operations since 1999, and have an accumulated deficit of $157 million as of September 30, 2005. It is likely that our operations will continue to incur negative cash flows through September 30, 2006 and additional financing will be required to fund our planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Results of Operations

Net Sales

Our net sales for the three-month and nine-month periods ended September 30, 2005 were $25,000 and $60,000, respectively. Net sales for the three and nine month periods ended September 30, 2004 were $0.0 and $41,000, respectively. All sales consisted of sample sales of lithium batteries and fuel cell components.

Manufacturing Pre-production Costs

For the three and nine month periods ended September 30, 2005, manufacturing pre-production costs decreased by 100% from $532,000 to $0 and increased by $1.1 million or 104% from $1 million to $2.1 million, when compared to the same periods in 2004.

During the three months ended September 30, 2005, we ceased incurring Manufacturing Pre-production Costs for our Fort Lauderdale facilities since management determined in June of 2005 that going forward, the Fort Lauderdale facility will be used solely for research and development activities.

The increase of $1.1 million for the nine month period September 30, 2005 was primarily due to additional hiring of manufacturing personnel and increases in the costs of implementing manufacturing processes and procedures until June of 2005.

Research and Development (“R&D”) Expenses

R&D expenses for the three and nine month periods ended September 30, 2005 increased by approximately $618,000 to $1,194,000 and $16,183,000 to $17,936,000, respectively, when compared to the same periods in 2004. The increase of $618,000 for the three months ended September 30, 2005 was primarily due to the inclusion of EnerDel expenses in the three month period ended September 30, 2005 resulting in added research and development expenses of $640,000 in the three month period ended September 30, 2005. The increase of approximately $16 million for the nine months ended September 30 was due primarily to a $10.5 million charge to R&D expense for the book value of battery equipment and supplies that were determined to have no alternative future use, in accordance with SFAS No. 2 “Accounting for Research and Development Costs,” as a result of management's change in battery cell development and production strategies, approximately $4 million of additional expenses incurred due to the inclusion of EnerDel in the nine month period ended September 30, 2005 and $1 million in prepaid R&D work pursuant to a contract with Enerstruct.

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

Other Income and Expense

Other expense increased by $37 million and other income decreased by $41 million for the three and nine month periods ended September 30, 2005. This is primarily due to (1) a loss of $30 million on freestanding derivatives and embedded derivatives in conversion features of securities due to decreases in our stock price in the three month period ended September 30, 2005 as compared a gain of $6 million during the same prior year period; and (2) a $46 million gain from freestanding derivatives and embedded derivatives in conversion features of securities in the nine month period ended September 30, 2005 compared to a gain of $84 million for the same prior year period, also due to decreases in our stock price.

Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of $100million. During the nine months ended September 30, 2005, our working capital increased by $30 million, resulting in negative working capital of $70 million as of September 30, 2005. Working capital as of September 30, 2005 included $7.0 million in cash and $0.7 million in prepaid expenses and other current assets, offset by $1.6 million in accounts payable, accrued expenses and accrued exit costs and $76 million in derivative liabilities on conversion features of securities. For the nine months ended September 30, 2005, net cash used in operating activities totaled $19.9 million. However, during the same period, we received $13.1 million from the sale of our $14,225,000 Senior Secured Convertible Debentures due in March 2009 and $250,000 from the sale of our Series B Preferred Stock to Ener1 Group, Inc.

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

Item 5. Other Information

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated.

During the fourth quarter of 2005, Ener1 determined that it was necessary to restate its previously issued financial statements for the three and nine months ended September 30, 2004 to reflect additional gains and losses related to the classification of and accounting for: (1) the conversion features of Ener1's senior secured convertible debentures due 2009 and the associated warrants, (2) the amortization expense associated with the discount recorded with respect to Ener1's senior secured convertible debentures due 2009 and financing costs incurred in connection with the issuance of this debt, (3) the  conversion features associated with the preferred stock issued by Ener1's subsidiary and the associated warrants and (4) warrants issued by Ener1 including the warrants issued to Ener1 Group, Inc. in September 2002 and warrants associated with Ener1's preferred stock.

On December 21, 2005, Ener1 filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing its determination that its previously issued financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and its Quarterly Reports on Form 10-QSB for the interim periods ended March 31 and June 30, 2005 will be restated. On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," Ener1 determined that these options and warrants were derivatives because there was no explicit cap on the amount of shares that could be issued pursuant to the warrant and option agreements. The financial statements and other financial information included in this is Amendment No. 1 to the September 2005 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and nine months ended September 30, 2004 and 2005. These matters have been discussed by Ener1's Audit Committee with Malone & Bailey, the independent registered public accounting firm that reviewed Ener1's financial statements included in the September 2005 10-QSB.

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

4.3  Form of 7.5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated March 15, 2005.

4.4  Registration Rights Agreement, dated as of March 14, 2005, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated March 15, 2005.

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

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-QSB to be signed on its behalf of the undersigned thereunto duly authorized.

ENERI, INC.

Dated: March 3, 2006	By:	/s/ RONALD STEWART

Ronald Stewart Chief Executive Officer (Principal Executive Officer)

Dated: March 3, 2006	By:	/s/ GERARD HERLIHY

Gerard Herlihy Chief Financial Officer (Principal Financial and Accounting Officer)