Form 10KSB
period 2005-12-31
ENER1 INC
filed 2006-03-10
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

Form 10-KSB

    ☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

    ☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From ____________ to ____________

Commission File Number 0-21138

Ener1, Inc.
(Exact name of registrant as specified in its charter)
FLORIDA	59-2479377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 West Cypress Creek Road-Suite 100
Fort Lauderdale, Florida 33309
(954) 556-4020
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, par value $0.01 per share
(title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenue for its fiscal year ended December 31, 2005 was $60,122.

The aggregate market value of voting stock held by non-affiliates (22,797,948 shares) as of March 6, 2006: $9,575,000 based on the $.42 closing bid price for the common stock quoted on the OTC Pink Sheets on such date.

Shares of Common Stock outstanding as of March 6, 2006: 416,604,469 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ENER1, INC. ANNUAL REPORT ON FORM
10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005

PART I
ITEM 1 BUSINESS

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, Inc., which is an 80.5% owned subsidiary that we operate as a joint venture with Delphi Corporation, develops lithium-ion (“Li-ion”) batteries, battery packs and components such as Li-ion battery electrodes and lithium electronic controllers for lithium battery packs. Our wholly-owned subsidiary, EnerFuel, Inc., develops fuel cell products and services. Our wholly-owned subsidiary, NanoEner, Inc., develops technologies, materials and equipment for nanostructured materials processing, i.e., manufacturing processes that operate on a microscopic level.

EnerDel was formed in October 2004. Its research and development activities focus on development of battery material, battery cells, electronic controls and manufacturing processes, and production and testing of prototypes of battery cells.

In June 2005, we restructured EnerDel's operations based on a change in strategy to focus development and marketing efforts on U.S.-based production of Li-ion batteries for U.S. manufacturers of hybrid electric vehicles, or "HEVs". HEVs are cars that are powered by combining an electric motor with a combustion engine. HEVs require "high-rate" or "high power" batteries, which are batteries that can discharge rapidly, providing high levels of power output quickly, in order to power high-stress applications such as driving in stop-and-go traffic, accelerating and braking. EnerDel's change in strategy was based on our determination that the high-rate battery technology and automated manufacturing process technologies we were able to acquire from our affiliate, EnerStruct, Inc. ("EnerStruct") would enable us to pursue the emerging market for HEV batteries more effectively. At this time, we discontinued all work on the Bellcore technology EnerDel had acquired from Delphi, which we determined EnerDel could not commercialize on a profitable basis due to the cost and complexity of the manufacturing process required.

During the second half of 2005, we decided to consolidate our development engineering and production activities in our Indianapolis, Indiana facility. During the next 24 months, we intend to build a pilot production line to produce samples and ultimately produce product for HEVs. In order to execute these plans, we currently expect that during the next two years we will need to make capital expenditures of $20,000,000 and increase our research and development expenses to approximately $10,000,000 annually. We will need to raise between $30,000,000 and $40,000,000 over the next two years to implement this strategy, and we intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors.

We believe that the market for HEVs will grow dramatically in the next few years. We also believe that Li-ion batteries will replace existing battery technology for HEVs once the technology is adopted for automotive use because Li-ion batteries weigh less and have more power than existing HEV batteries. In addition, more and more major auto makers are introducing new HEV models and announcing plans for more HEVs. We believe that EnerDel has a battery technology and manufacturing process capability that will give it a competitive edge in this emerging market. Therefore, EnerDel is focusing primarily on the HEV market.

EnerDel is obtaining certain key elements of its technology from EnerStruct, which we formed with ITOCHU Corporation in 2003 to pursue technology development and marketing opportunities for Li-ion batteries in Japan. We and ITOCHU have each licensed to EnerStruct some of our respective battery technologies for use in Japanese markets. EnerStruct and EnerDel have entered into a technology transfer agreement under which EnerStruct is working with EnerDel to develop high-rate battery and manufacturing technologies for use by EnerDel under a license requiring initial payments and minimum annual royalty payments.

We restructured EnerFuel's fuel cell business plan and operations in January 2006. EnerFuel now focuses on developing what it believes will be the next generation of high-temperature fuel cells, intended to address the fuel cell industry's need for fuel cells that are smaller, less costly and less complex. EnerFuel is pursuing fuel cell related opportunities in the portable power, auxiliary power, distributed power and backup power markets. As part of the restructuring, EnerFuel has hired a president with ten years of experience, having built a fuel cell company from startup and operated it successfully. EnerFuel has expanded its development capability by hiring a team of engineers with experience from a major fuel cell industry participant. EnerFuel has also acquired additional fuel cell development equipment and leased a fuel cell development facility into which it has moved most of its operations.

NanoEner, our nanotechnology subsidiary, has built prototype equipment that utilizes our patent pending vapor deposition/solidification (“VDS”) process for depositing materials onto battery electrodes as part of the battery cell manufacturing process. We are currently evaluating NanoEner's operations and business prospects in order to determine whether to pursue our nanotechnology operations as a separate line of business. We are also continuing to evaluate NanoEner’s capabilities of providing nanotechnology to our other business units.

Company History

Ener1 is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. In October 2002, we changed our name from Boca Research, Inc. to Ener1, Inc. In 2002 and a portion of 2003, we provided computer-related engineering and consulting services and developed and marketed associated hardware and software, including set top boxes for use in hotels and hospitals. These set top boxes were used as a platform for providing various menu-oriented software and communications services and capabilities for customers and patients. This business was an outgrowth of our previous business of developing and marketing modems and network communications systems, devices and software.

During the past four years, we have substantially changed our business focus. We have transformed from a computer hardware/software-oriented company to an alternative energy technology company, a process that began shortly after Ener1 Group, Inc., a privately held technology incubator company headquartered in Fort Lauderdale ("Ener1 Group"), acquired an 80% stake in our company in early 2002. Ener1 Group now owns approximately 90% of our outstanding common stock and four of our six directors are affiliated with Ener1 Group.

In September 2002, we acquired Ener1 Battery Company ("Ener1 Battery"), which was engaged in research, development and marketing of lithium battery technologies, from Ener1 Group in return for a combination of equity and debt consideration. This acquisition provided us with several pending patents for various lithium battery technologies a staff of research and development engineers; the land and building where Ener1 Battery conducted its operations; and lithium battery research, development and production equipment.

After we acquired Ener1 Battery, we began to phase out our software engineering and consulting/set top box business. In May 2003, we transferred substantially all of that business and related assets to one of our subsidiaries, EnerLook Health Care Solutions, Inc. (“EnerLook”), which continued to develop and market set top box technologies, products and services to hotel and hospital customers. In December 2004, we transferred all of the assets of EnerLook to TVR Communications, LLC in return for a 5% equity interest in TVR Communications.

To complement our battery operations and expand our alternative energy business, in September 2003 we began a research and development program focusing on fuel cells and related products and technologies. Since that time, we have hired numerous scientists and engineers for our fuel cell staff and filed several utility patent applications for various fuel cell technologies, systems and components, one of which has led to a patent issuance.

In April 2004 we formed NanoEner, Inc. to pursue technologies for nanomaterials and nanomanufacturing. Initially, these activities focused on applying nanotechnology to improving the performance of Li-ion battery electrodes.

In October 2004 we formed EnerFuel, Inc. to conduct all of our fuel cell activities going forward.

In October 2004, we combined Ener1 Battery’s lithium battery assets with the lithium battery assets of Delphi Corporation in order to form EnerDel.

At December 31, 2005, we had a total of 62 full time employees, including 31 full time and one part time at EnerDel employees, 17 full time EnerFuel employees, 6 full time NanoEner employees and 8 full time Ener1, Inc. employees located in our administrative offices. We also had one part-time EnerDel employee and one part-time EnerFuel employee.

Our Battery Business
Overview

We have been researching and developing various types of batteries since 2002, when we acquired Ener1 Battery Company and its lithium battery business from Ener1 Group. Since that time, we have pursued a number of different battery chemistries, both primary (non-rechargeable) and secondary (rechargeable), developed various battery and battery cell prototypes and filed several patent applications relating to lithium battery technology and processes.

In July 2003 we and Ener1 Battery entered into a joint venture with ITOCHU Corporation for the development of lithium battery technologies. As part of this joint venture, we and ITOCHU formed EnerStruct and licensed certain of our battery-related technologies to EnerStruct. Since July 2003 EnerStruct has pursued the development of high-rate battery technologies, filed its own patent applications in Japan and elsewhere and worked with us to advance our respective battery technologies. These activities have become increasingly important for our operations during the last year.

In October 2004 we and Delphi combined our respective lithium battery operations to form EnerDel.

Delphi, which had ten years of experience in Li-ion battery research and development, contributed the following assets to EnerDel: testing and production equipment, Delphi's Li-ion patent portfolio, manufacturing facilities in Indianapolis and technical resources including the services of engineers and technical information. We contributed the following assets to EnerDel: $15,000,000 in cash for working capital, substantially all of our battery-related patents and patent applications, technical resources including scientists and engineers and exclusive use of all of the battery testing and production equipment located at our Ft. Lauderdale facilities. We own 80.5% of EnerDel’s outstanding common stock and Delphi owns the remaining 19.5%. Delphi also owns 8,000 shares of EnerDel 8% Non-Voting Cumulative and Redeemable Series A Preferred Stock, which has a liquidation value of $8 million plus accrued dividends.

EnerDel’s Business Strategy

Our goal is to become a leader in the markets for high-rate (high power) and high energy density batteries by developing and marketing a Li-ion battery capable of being mass-manufactured in the U.S. to service the North American HEV market using proprietary cell technology. High energy batteries have high capacity i.e., they provide power for longer periods, but do not generally have the “burst” power capability of high-rate/high power batteries. Initially, we intend to target our Li-ion batteries to North American HEV manufacturers. We also intend to seek government funding of our research and development activities through select projects tailored to HEV applications.

We believe that the market potential for a high-performance Li-ion battery in automotive and other applications is significant. Li-ion batteries are superior in several respects to the nickel hydride ("NiMH") batteries currently used by car manufacturers: they are more powerful (i.e., they can discharge their power quickly to provide bursts of energy for high-stress applications) have a longer life, and they occupy less space, each of which is a critical consideration for automotive manufacturers. We believe that the domestic HEV market may grow dramatically if a better Li-ion battery for HEVs is successfully developed. The consumer electronics industry began its explosive growth after Li-ion batteries were developed that enabled manufacturers to make smaller electronic devices.

Currently, HEVs use the larger and less powerful nickel metal hydride (“NiMH”) batteries. The Li-ion technology for HEVs has not yet been fully proven and tested, and significant technological and manufacturing cost hurdles remain. However, the industry leader in HEVs and other battery and automotive manufacturers have announced plans to develop Li-ion batteries during the next several years. We believe that the first companies to develop a proven (and cost-effective) Li-ion battery for HEVs will have a significant competitive advantage in this market. We believe we have certain advantages that will enable us to create a Li-ion battery for use in HEVs: access to proprietary material and manufacturing process technology and an experienced management team with significant Li-ion battery experience.

However, the development process will take several years and require significant capital investment before we reach efficient production levels. We will seek to team up with automotive, battery or other companies to pursue this market. We intend to target the North American HEV manufacturers because we believe they will find it advantageous to purchase advanced performance batteries from local, United States battery manufacturers. In addition, consumer electronic manufacturers have historically controlled battery production for their own products and we expect Japanese automotive manufacturers will similarly seek to control production of batteries for their HEVs.

We believe the Li-ion battery technologies that we are developing for HEV solutions will also have applications in other industry sectors. The following chart indicates some of the automotive and some of the additional sectors we plan to pursue based on technologies developed for the HEV sector:

Battery Categories	Automotive Applications	Other Applications

High Power Battery	Hybrid Electric Vehicles (light vehicles, tanks, buses, and others) and Fuel Cell Vehicles	Power tools, marine motors, load leveling, back up power (UPS- uninterrupted power supply), auxiliary power, and mobility devices.
High Capacity Battery	Plug-in Hybrid Electric Vehicle, Electric Vehicles Fuel Cell or Solar Cell Vehicles	Military applications (power vests, “UAVs” or unmanned aerial vehicles), load leveling and storage

Batteries we develop and market for the HEV market and other automotive applications must meet high requirements for battery life and safety. We believe we will also be able to utilize the technology we develop for HEV applications for military, aerospace and medical applications as these markets also have stringent life and safety requirements.

We are also working with nationally recognized research institutes and commercial material developers to develop and evaluate the best compounds for use with our battery technologies.

Key Advantages of our Technology for HEVs

We believe that our planned Li-ion battery products will have several key advantages over existing technology as a result of our proprietary technology and our planned highly automated manufacturing method:

•	Distinctive cell design that we believe is well-suited for HEV battery packs because it facilitates maximum power output per unit of weight
•	High power capability resulting from high discharge rate characteristics of our battery cell technology
•	High level of safety
•	Advanced electronics control the charge and discharge process of our batteries
•	Automated assembly process promotes high quality and minimizes human error and the need for human intervention

Our Planned Products

Our planned products and product designs consist of rechargeable battery cells, battery packs and electronics for controlling the operation of the cells and packs. Our primary products will consist of batteries and battery packs for HEVs. Battery packs consist of multiple battery cells that are linked together and controlled by electronic circuits that manage the battery pack’s operation and monitor its performance and safety compliance. Our Li-ion battery packs will be developed in accordance with HEV manufacturing specifications and the particular specifications of the HEV manufacturers that purchase our products.

EnerDel’s engineers develop and design battery cells and battery packs that can be based on our own cells or cells sourced elsewhere. We obtained significant battery pack design and production capability from Delphi as part of our joint venture with them, and this includes significant knowledge-base regarding larger battery pack systems suitable for HEV applications.

Additional (Non-HEV) Applications

We are currently evaluating cells from established battery cell suppliers for use in our battery pack products for non-HEV market opportunities. If we are able to complete our existing battery pack designs to incorporate outsourced battery cells pending completion of testing for our internally developed battery cells, we intend to provide samples of our modified battery pack products to potential customers who have already expressed an interest in the battery pack products in non-HEV applications.

Our low voltage battery pack design is intended to power transmitters and receivers used in asset tracking applications.  Engineering samples of this product have been developed and are undergoing testing and evaluation.  Based on initial test data, we believe this product can offer a significant improvement in useful life compared to the lead-acid and NiMH batteries prevalent in asset tracking applications today.  Because batteries used in asset tracking applications can not typically be recharged frequently, lead acid batteries rapidly deteriorate and fail to provide the required energy.  We believe the longer life of our batteries will give our planned asset tracking battery pack a competitive advantage in asset tracking.

Lithium Electronic Battery Management Controllers (“LECs”)

We have designed two families of lithium battery management systems to provide control, optimization, and advanced user features for batteries and battery packs. The 2 families are:

•	Low Voltage (8 - 16V) Controls - 12V4 type for asset tracking and other lower voltage applications.

•	High Voltage Distributed Controls (HEV) - for HEV and other automotive applications.

Through the use of algorithms implemented through electronic circuitry, these controllers are designed to regulate the operation of our batteries and battery packs to make them operate more efficiently and safely. Our LECs are designed to regulate cell voltage limits and cell temperature limits and provide protection from overcharge. They are also designed to indicate the state of charge and overall condition of the cells and/or pack, as well as provide a data bus for digital communications. The LEC monitors each cell’s condition, and maintains the voltage balance among the cells making up the battery in order to optimize cell life. Based on customer requirements, the LEC may also be programmed to optimize charging, discharging and other operating characteristics or application features.

Our Markets

Our primary market will be batteries and battery packs for HEVs. Forecasts for the size and growth of this market vary widely. We believe this market will grow significantly over the next several years. One commentator has forecast that the market for advanced (hybrid and 42 volt) batteries for vehicles to rise from $70,000,000 in 2001 to $200,000,000 this year and over $500,000,000 by 2008. (Anderman, “Critical Assessment of New Automotive Battery Trends,” April 2002). There are other forecasts of both greater and lesser size and growth for this market. Many auto makers are already producing or have announced plans to produce HEVs in the near future. Increasingly, production is being moved to the U.S., and we believe that our plan to provide a reliable U.S.-based manufacturing source for HEV batteries will be well received by auto makers producing HEVs in the U.S.

In reaction to dramatic increases in energy prices, the federal government, automotive industry and consumers are seeking alternative energy solutions that reduce the cost of energy and dependence on foreign oil and gas. The HEV is a readily available technology that helps accomplish these goals. The automotive industry participants are expected to increase production of HEVs as quickly as possible, and they have announced such plans, although consumer demand will greatly determine the ultimate production rates. Toyota has been leading the production of HEVs, but a number of other automobile manufacturers have introduced HEVs sold in the United States, including Honda, GM, Lexus and Ford. Other manufacturers, including Daimler-Chrysler, Nissan, BMW, Volkswagen, Audi and Porsche, have reported that they will develop and market HEV models.

Toyota has stated that it is planning to sell 1,000,000 HEVs per year within the next few years and that they will offer HEV versions of all of their car models in the future.  In addition, Toyota has announced plans to begin production of the Toyota Camry in the U.S. in 2006 or 2007.  Toyota is currently the largest producer of HEVs, selling a reported 200,000-250,000 cars annually in the world. Subaru, Nissan and Mitsubishi have recently produced concept cars that use Li-ion batteries.

Among our planned secondary markets, Mr. Hideo Takeshita of the Institute of Information Technology Ltd. has predicted that Li-ion cell demand for power tools will rise ten-fold between 2005 and 2013, to 300,000,000 cells (Takeshita Presentation, IIT, September 18, 2005). He estimated the total demand for Li-ion cells in 2005 was been estimated to be approximately 1.7 billion cells, and would grow to approximately 2.9 billion cells in 2013. (Takeshita Presentation, IIT, September 18, 2005)

In addition to the HEV market, we intend to pursue other alternative vehicle battery markets as they develop, such as Electric Vehicles (EVs), and Plug-in Hybrid Electric Vehicles (P-HEVs).

HEVs

HEVs are cars that are powered a combination of an electric motor and a combustion engine. HEVs use a gasoline engine as the primary source of power, and an electric motor provides additional power when needed. In addition, HEVs can use the electric motor as the sole source of propulsion for low-speed, low-acceleration driving, such as in stop-and-go traffic or for backing up. This electric-only driving mode further increases fuel efficiency.

Some factors that we believe will drive US demand for HEVs are: (1) rapidly increasing prices for gasoline and related products; (2) increasing emphasis on reducing dependence on fossil fuels (including government sponsored incentives); (3) resurgence of “green” or environmentally friendly thinking in large segments of the US population; and (4) overall economic pressures that are causing many consumers to look for lower cost alternatives for basic power needs.

The market for HEVs is in the early stages of its evolution and the predictions vary greatly as to what share HEVs will gain of the total automobile market. Total automobile sales in the U.S. market are approximately 17 to 18,000,000 units per year. R.L. Polk has predicted that HEVs will account for up to 35% of the U.S. auto market by 2015. EnerDel’s initial primary market focus will be U.S. production operations of HEV manufacturers. We believe that U.S. auto makers that manufacture HEVs in the U.S. will prefer to source HEV components from U.S. suppliers.

Additional Battery Markets

We are working on applications for our Li-ion technologies in remote asset tracking applications, including tracking construction and military equipment, containers or other items considered of value that are important to track. Existing battery technologies for tracking devices are based primarily on lead-acid and NiMH batteries, which have limited life and are expensive and time-consuming to replace. High energy density Li-ion batteries offer longer life, reduced lifetime cost and potentially greater reliability.

We are also exploring opportunities for our planned products in the following markets: power tools, uninterrupted power supply (“UPS”) and backup power, electric propulsion for wheel chairs and other personal mobility devices, military applications and medical devices.

Government Projects

We are pursuing government-funded battery research and development opportunities that we believe will help fund and promote our development efforts. These include projects funded by the Department of Energy (DOE) and the Department of Defense ("DOD"). We believe these projects involve development of technology that would be applicable to and relevant for our target markets, especially the HEV market and military applications. One of these opportunities involves development of special materials for use in high-rate batteries. We have submitted a proposal for a research grant to be awarded under this project from a major, government-sponsored, automotive related consortium and plan to enter into a contract for this work in the near future. Finalization of the contract will be subject to the consortium’s approval of any further submissions (if any) required from us and review of EnerDel’s financial information and other standard representations and certifications already submitted.

The U.S. Congress has also appropriated $1,000,000 for use by a military facility to fund a project for EnerDel's development of asset tracking applications using Li-ion battery technologies.  We expect to finalize contractual arrangements to perform this work in the near future. Our ability to enter into a contract to perform this work is subject to our reaching a final agreement with the DOD on the scope of work and contract terms.

 P-HEVs

The P-HEV generally refers to a car that is based on a hybrid concept and has a battery that powers an electric motor, as well as a combustion engine. In contrast to the HEV, the P-HEV uses a battery as its primary energy source, and the combustion engine is available for situations where the battery needs to be recharged for long trips or rapid acceleration. In order to recharge the battery, the user would connect the P-HEV car to an electric outlet, either at home or at work or other places where access to the electric grid is provided, when it is necessary to recharge the battery.

P-HEV batteries will generally be much larger and will have a higher capacity than batteries for the HEV. As a result, batteries with high energy density cells (density is the overall amount of energy available for expending over time) are essential for use in P-HEVs, while batteries with high power (rapid discharge rate/charge capability) are favored for HEVs. A study by the HEV Working Group (led by the Electric Power Research Institute (EPRI) entitled “Plug-In HEVs” (presented by Dean Taylor of Southern California Edison dated August 21, 2003) estimates that a mid-size sedan with a combustion engine consumes over 500 gallons of gasoline annually. A comparable car with a P-HEV system with a battery offering a 60 mile range could potentially reduce the annual gasoline consumption to under 100 gallons, i.e. a reduction of over 80%. The potential for comparable savings was also shown for a compact sedan, mid-size SUV and full-size SUV.

Li-ion batteries with the size and weight required to work effectively in P-HEVs are still under development, and we are also exploring solutions in this area. As battery technology and hybrid technology in particular advance, we believe that P-HEVs could present a viable growth market/product opportunity for EnerDel.

Potential Customers

Our potential customers are primarily industrial corporations, including major auto manufacturers. We also plan to market our products to agencies and departments of the United States government for research grants and contract work. In the battery business, the selling cycle is generally quite long. There is ordinarily an iterative, interactive process involved, in which the customer tests and evaluates prototypes or samples, and the supplier then modifies the product characteristics to match the particular requirements of the customer involved. Due to the longevity of life required by the auto manufacturers, this testing and evaluation could take several years, and include the delivery of samples, prototypes and final product. In addition, the procurement cycle for auto makers is quite long due to the requirements for design and retooling associated with new auto models, as a result of the need for to assure conformity to automotive engineering and safety requirements and the complexity of the auto manufacturing process in general.

Once we have established that our proposed products meet a customer's specifications, we must establish that we have the ability to manufacture the specific product in sufficient volumes to be cost-effective and with the required quality. This process accentuates the importance of product and process engineering, areas in which we believe we have a competitive advantage over other Li-ion manufacturers because of the high level of experience of our team of engineers and management in these particular areas.

At this time, we cannot predict the extent to which our sales, if any, will be dependent on a single customer or small group of customers. However, given the limited number of expected HEV automotive manufacturers and our focus on them as our primary market, it is reasonable to believe that the bulk of our expected sales will be concentrated in a very small number of customers. We intend to offer our products to military markets as well as several “niche” markets for asset tracking, medical, and other uses, which may mitigate the risks of customer concentration inherent in the HEV market. The sales cycle in these segments may also be lengthy depending on the longevity of life requirement for the specific application. We expect customers in these segments will also perform thorough testing and evaluation of samples and prototypes before approving a final product.

Customers for our planned asset tracking products include both government and commercial users. Government agencies or departments and companies that ship large amounts of product, have large fleets of vehicles, deal in containerized storage or transport, have significant assets that are widely dispersed and/or sensitive or valuable are all potential customers for devices (either on a new or replacement basis) that facilitate tracking of such assets.

Sales and Marketing

We plan to market our lithium battery products through internal marketing and technical sales personnel. Our marketing activities are currently conducted by our Business Development group.

We plan to hire qualified sales engineers and project managers in our Indianapolis facility with automotive industry experience, to complement our existing team of engineers. We intend to establish customer specific and dedicated teams over time to address our customers’ needs in an effective manner and in anticipation of their requirements, consistent with automotive procurement cycle timing.

Competition

Competition in the battery industry currently is, and is expected to remain, intense and fierce. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing lithium batteries as well as other non-rechargeable and rechargeable battery technologies. We compete on the basis of design flexibility, performance, reliability and cost. Through our technology partnership with EnerStruct, we have access to expertise in battery manufacturing that we believe would be difficult to reproduce without substantial time and expense in the non-rechargeable battery market.

Key factors that we believe will shape the HEV market in the U.S. and competition for market share include:

•	performance level of HEV Li-ion battery packs in relation to current NiMH battery packs;

•	longevity and reliability (estimated battery life requirements range from 8-15 years) and recyclability

•	space displacement and weight - auto makers are seeking to reduce size and weight in future generations of HEV batteries

•	reputation for safety - given the sensitivity in the auto industry to safety issues generally and the history of safety concerns involving Li-ion battery applications

•	cost of battery packs, both absolutely and in relation to overall automobile cost to the consumer

•
reliability and convenience of supply - both U.S. and foreign auto makers have indicated a heightened interest in having local U.S. sources of HEV batteries; this is in large part due to the cost and regulatory difficulties of importing complete HEV battery packs into the U.S. from foreign manufacturing locations; and the traditional auto maker requirement of having several sources of supply for its basic automotive subsystems.

The Li-ion industry is dominated by major Asian battery manufacturers, such as Matsushita (Panasonic), Sanyo, Sony, Toshiba and NEC of Japan, and LG Chemical and Samsung SDI of Korea. In addition, there are a number of smaller development companies, e.g. Valence, A123 and Electro Energy (EEI) in the U.S. and Electrovaya in Canada. Additional potential competitors in Li-ion markets based in the United States are Saft, Eagle Picher, UltraLife and Yardney. There are also a growing number of battery manufacturers in China, which have a low cost manufacturing base due to low labor costs and use of semi-automatic manufacturing process.

Johnson Controls, Inc., one of the world’s largest suppliers of automotive subsystems to major auto makers, recently announced its intent to enter the Li-ion based HEV battery market. A number of other companies have also indicated their intent to develop and market lithium based batteries for HEV use. On December 18, 2005, it was reported that Toyota would accelerate efforts to develop a reliable and cost-effective Li-ion battery to power hybrid motor vehicles in a joint venture with Panasonic EV.

Although other market competitors may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production.

Battery Market Technology Trends

We plan to operate in selected segments of the “rechargeable” battery market. Rechargeable batteries are distinguished from “primary” (or “nonrechargeable” batteries, which are disposed of after their power output is exhausted) or “multi-charge” batteries which are rechargeable for a very limited number of times). There are four main types of rechargeable battery technologies: lead-acid (also defined as Pb), nickel-cadmium (NiCd), NiMH and Li-ion.

Rechargeable batteries have been in commercial use since lead-acid batteries were introduced many decades ago. The main market for lead-acid batteries is storage and output of power for starting automobiles and running vehicle electrical-based systems. Lead-acid batteries are also used in a number of other applications, including industrial applications such as data back-up systems for buildings.

NiCd battery technology was introduced in the 1960s and used extensively in aerospace applications, and this technology coincided with and assisted in the development of portable electronic devices. As newer technologies have been introduced, the NiCd technology has been used mainly in power tools and toy applications. NiCd batteries are limited essentially to a single type of battery chemistry: Nickel oxyhydroxide is used as the positive electrical source and Cadmium is used as the negative electrical source.

NiMH battery technology was introduced in the late 1980s and improved on the NiCd technology by replacing cadmium (a toxic material) with a metal hydride solution, alleviating the environmental concerns associated with cadmium and reducing the so-called “memory effect” that plagued NiCd batteries - if they were not fully discharged before recharging, they tended to lose capacity in subsequent recharges. NiMH provides some additional variations of battery chemistries beyond those of NiCd. NiMH and NiCd have similar performance characteristics. However, NiMH batteries also provides higher energy density than NiCd batteries. Energy density is a measure of how much energy can be extracted from a battery per unit of battery weight or volume. This feature is considered very important for many applications.

Li-ion technology was introduced in 1991-92 by Sony of Japan. The main advantage of Li-ion technology is that it provides a higher energy density than the nickel-based technologies, which means that a Li-ion cell contains more energy than a comparable nickel-based cell per unit of volume or weight. A further advantage of Li-ion technology is that it has a higher nominal voltage than the nickel-based technologies (3.6-3.7 Volt versus 1.2 Volt), which allows fewer cells to be used to produce the same amount of power. It is also more durable at elevated temperatures (greater than 40ºC). Li-ion battery technology is capable of using a very wide variety of chemistries and therefore provides a more flexible solution for many different types of applications. Generally, Li-ion batteries provide significantly more energy per unit of size and weight than predecessor technologies, NiMH and Ni-Cd.

One challenge associated with Li-ion technology is that if a Li-ion battery is “overcharged” it can overheat and present a safety risk. Battery chemistry and battery systems integration are the key to preventing Li-ion batteries from overcharging. Batteries containing Li-ion cells are generally fitted with electronics that regulate the charge and discharge of the cells to ensure they occur within safety and performance defined limits. Li-ion cells must also be designed to mitigate any risks if overheating occurs. EnerDel has patents for devices and systems that perform these functions. We believe that our experience with lithium electronic controllers and systems controls will enable us to control safety risk to within industry standard limits.

The various basic battery technologies discussed above have gradually been adopted sequentially in the same order set forth above by the portable electronics industry with each technology supplanting the previous one. For example, today virtually all notebook computers and cell phones use Li-ion batteries although they initially used NiCd batteries, progressing to NiMH before adopting Li-ion technology.

We believe that a similar type of fundamental transition will take place in the HEV market. Today, virtually all HEVs use NiMH-based batteries. We expect that within the next decade HEV automotive manufacturers will switch completely to Li-ion because of the advantages Li-ion batteries offer over NiMH.

Intellectual Property

EnerDel has 24 patents issued in the U.S., 20 patents issued in Ukraine (most of which have associated PCT or international applications) and 30 pending patents, all relating to lithium battery or related technologies. The majority of these were obtained from Delphi when EnerDel was formed, and were issued during a period of several years preceding the formation of EnerDel. The majority of the issued patents will expire 20 years from the date of issuance. EnerDel continues to file patents, as appropriate, to protect its interests in new inventions. In addition to filing for patents on our inventions, we require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreement with third parties before discussing sensitive information with them.

EnerDel also has rights to license high-rate battery technologies and associated manufacturing processes developed by its technology partner, EnerStruct, as described below.

Our Technology Partnership with EnerStruct

We and ITOCHU Corporation formed EnerStruct, Inc., a Japanese corporation, in August 2003 when ITOCHU Corporation also purchased 14,000,000 shares of our common stock. At that time, EnerStruct licensed various Li-ion battery technologies from ITOCHU and from Ener1 Battery Company. Ener1 Battery transferred these rights to EnerDel in October 2004. For the past two years, EnerStruct has been performing research and development for rechargeable, high-rate Li-ion battery technologies and associated high volume, highly automated mass production technologies.

Since EnerStruct’s inception, we have worked closely with it to advance each company’s high-rate battery capabilities and potential market opportunities for products and applications incorporating those capabilities. In April 2005 we entered into an agreement with EnerStruct that has made it possible for us to focus our technologies on the emerging large market for HEV power modules. Under this agreement, EnerStruct agreed to develop and license or sell to EnerDel advanced Li-ion battery cell technology with high-rate capability and a highly automated, modular technique for manufacturing these battery cells. EnerDel and EnerStruct will hold worldwide exclusive manufacturing rights for these technologies which we and EnerStruct may license to third parties on a shared royalty basis. EnerDel will pay EnerStruct an annual royalty equal to 1.5% of net sales of battery cells and 1% of net sales of battery packs. There will be a minimum overall annual royalty of $2,000,000. EnerStruct will have the sole right to import batteries using its technology into Asian countries and enter into joint development agreements with Nissan and/or university or national laboratories throughout the world. EnerStruct agreed to make available to us, on a “most favored customer” basis, all other technologies it develops related to the high-rate Li-ion battery technology.

EnerStruct has been delivering battery cell prototypes to us since September 2005, and we are working closely with EnerStruct to evaluate and test these prototypes before providing to samples to prospective customers. EnerStruct has also constructed cell production machine prototypes that are being tested in EnerStruct’s facilities. We expect to continue this design and development work with EnerStruct during the first half of 2006. Mr. Zenzo Hashimoto, who has been EnerStruct’s Chief Research Officer since 2003, has joined us as EnerDel’s Chief Technology Officer. EnerStruct also hired additional process engineers in Japan to support its efforts for us in Japan and the U.S.

EnerStruct also agreed to provide technical consulting services to EnerDel, including the services of several highly experienced process engineers who were active in developing, designing and installing advanced, automated Li-ion battery production facilities for some of the world’s largest manufactures, including Sony and Sanyo.

Research and Development

We believe that the technologies we are using and developing will allow us to produce batteries for both high-rate (power output capability) and high capacity (overall amount of available energy over time) batteries. We are working with national laboratories here in the U.S. and worldwide material developers to develop their materials for mass manufacturing. We believe application of our own treatments to these materials will improve their suitability for our specific battery applications. We have substantial knowledge of coating technology, which involves the coating of electrodes with lithium ions and other active materials; our employees' expertise in this area dates back to the introduction of Li-ion technology in Japan in the early 1990s. We believe this expertise gives us a competitive advantage in this area.

Developing new battery materials and chemistry combinations can require substantial capital. Therefore, we will seek to continue to work closely with national laboratories and universities in this area in order to spread the costs of this research. Our primary focus will continue to be development of commercially viable battery cells, emphasizing production engineering and cell design as our core activities near term.

Manufacturing

Our goal is to develop a battery cell that is well-suited for mass manufacturing and a manufacturing process that is as close to fully automated as possible. This is necessary to minimize labor requirements that could materially adversely affect our ability to be cost competitive. We have adopted production technology that combines known battery manufacturing processes with those from other high technology production processes. In order to accomplish our business plan of becoming a leading U.S. based manufacturer of Li-ion batteries for HEVs, we will need to purchase approximately $20,000,000 of production and testing equipment at our Indianapolis pilot plant over the next two years.

We believe that our cell manufacturing process, developed through our technology partnership with EnerStruct, will give us a significant cost advantage due to its high degree of automation and accuracy which will enable us to manufacture batteries with high quality, reliability and yields (i.e., percentage of product that passes quality standards), and achieve cost competitive production and acceptance in the automotive market.
Engineering and Manufacturing Capabilities

Our Li-ion battery engineering team has strong skill bases in the material evaluation, coating process, electrode assembly process, formation process and cell design areas, which we believe are keys to developing products and establishing and maintaining a strong Li-ion battery manufacturing operation. As noted above, we also have access to manufacturing process engineering know-how through our technology partnership with EnerStruct. Our systems engineering experience includes all major areas of battery cell, battery pack and battery electronics design, testing and integration.

Testing and Quality Control

Consistent with industry practice, we perform a wide range of safety and other testing for our planned battery products. This includes testing for performance under nail penetration, bar crush, impact, overcharge, overdischarge, short circuit, thermal cycling, vibration, shock, altitude, salt, fog and humidity. All of our planned products will be tested to determine if they meet industry standards and safety requirements.

In the battery business, particularly in the case of lithium batteries, safety is a paramount concern. The potential for batteries to overheat, explode and react to stress or impact must be carefully evaluated and eliminated to the fullest extent possible. Our batteries and battery packs are designed to include three distinct and independent levels of safety protection: (1) cells are designed so that internal shut-down separators cause improperly operating cells to be shut down; (2) our cells have electronic controls of cell charge and discharge functions, temperature monitoring and circuitry; and (3) thermal shielding case materials surround the outside of the battery pack.

Raw Materials and Suppliers

Initially, we expect to source many of our raw materials for our batteries from companies in Asia with whose quality and procedures we are most familiar. As we are actively pursuing development of new types of materials for use in our batteries, our sources of supply for such materials may change over time.

Longer term, we expect to source a significant portion of our raw materials from U.S. market sources. We expect to work closely with U.S. government laboratories and university technical laboratories in refining new materials qualifications and performance and take those requirements to U.S. suppliers. We have a strategic relationship with PrioVista Laboratories, Inc., a materials science and industrial incubator company owned by Ener1 Group, ITOCHU and EnerStruct that provides, among other things, for our right of first refusal and most favored customer prices and terms for new materials that PrioVista develops or acquires for Li-ion batteries. We expect to work closely with PrioVista and select national laboratories in developing and producing new electrode and other materials that could have significant positive impact on the performance of our batteries.

Facilities

We have two facilities, one in Ft. Lauderdale, Florida, which is used mostly for research and development of prototype battery products, and our primary facility in Indianapolis, Indiana, where we have production capacity and where our battery pack/systems integration activities are conducted. These operations include integration of battery cells with electronic systems into a complete battery pack. The Ft. Lauderdale facility has three prototype lines and a testing laboratory, plus office space within a building of about 22,000 square feet. The Indianapolis facility consists of 48,000 square feet of manufacturing space and 12,000 square feet of office space, and has been designed for cell and battery manufacturing on a larger scale.

We own the land and building at our Fort Lauderdale, facility. The land, building and certain equipment at the Fort Lauderdale facility are pledged as collateral to secure Ener1 Battery Company’s corporate guarantee of our repayment of approximately $19,700,000 principal amount of our senior debentures. The collateralized equipment is allocated by agreement for EnerDel’s exclusive use, pending release of the debenture holders’ security interests in the equipment, at which time, EnerDel’s option to purchase all of the equipment from Ener1 Battery for $1 will be automatically exercised.

We sublet our Indianapolis space from Delphi under a sublease requiring rent of approximately $46,000 per month. Delphi has filed for protection under Chapter 11 of the bankruptcy statutes and has rejected its prime lease, and we are currently negotiating a separate lease with the prime landlord. We are currently evaluating the possibility of expanding this facility for use in substantial manufacturing of our planned Li-ion battery cells and associated battery packs for sale to HEV automotive makers.

Our Fuel Cell Business

Overview

EnerFuel plans to produce fuel cell products and provide fuel cell related services, including fuel cells testing services. A fuel cell is an electrochemical energy conversion device. There are many types of fuel cells; each using a different chemistry. We intend to focus primarily on the type of fuel cell known as the “PEM” or proton exchange membrane fuel cell. Like a battery, a fuel cell converts hydrogen and oxygen into water, and this process produces electricity. Unlike a battery, chemicals constantly flow into the cell so the cell continues to operate. As long as chemicals flow into the cell, electricity flows out of the cell. In contrast, all of a battery’s chemicals are stored inside the battery, which means that a battery eventually runs out of energy, at which time it is either disposed of or recharged.

A fuel cell provides a direct current voltage that can be used as a source of electrical power. Fuel cells are usually classified by the type of electrolyte they use. In a PEM fuel cell, the exchange of protons from the anode to the cathode is achieved by a solid, water-swollen membrane electrolyte impregnated with a strong acid. A PEM fuel cell uses hydrogen and oxygen to generate power. The hydrogen splits to release its electrons to the external circuit and provide power. The protons move across a PEM, attracted by the oxygen, and combine with the oxygen to form water at the opposite electrode surface.

A single fuel cell produces only a small amount of voltage, so typically fuel cells are arranged in stacks to achieve useful levels of voltage.

Fuel cells in general and PEM fuel cells in particular, have gained increasing attention in recent years as a potentially inexpensive and environmentally safe alternative source of energy. Increasing costs for fossil fuels and concern for the environment continue to drive fuel cell industry development. A number of issues, including the high cost and increasing rarity of platinum, a key material used in fuel cells, and the lack of a hydrogen supply infrastructure, have slowed the use of fuel cells.

We began research and development in fuel cells in September 2004 and have filed seven patent applications relating to fuel cell devices, systems and processes, one of which has been issued as a patent. Our fuel cell subsidiary, EnerFuel, operates primarily from office and industrial space in West Palm Beach, Florida. We have substantially restructured our fuel cell activities and operations as of January 2006, including hiring a President for EnerFuel who has over 10 years of fuel cell industry experience in management and operations.

While EnerFuel has earned only nominal revenue to date, it has been awarded a DOE and state funded research grant by the Florida Hydrogen Initiative (“FHI”) for fuel cell development and expects to enter into a contract for the project shortly.

Planned Products and Services

EnerFuel plans to commercialize a sequence of fuel cell products as quickly as possible by using a building-block approach based on some common elements. EnerFuel’s planned products will expand on a common base, but will be designed to function as standalone products as well, providing a broad-based product platform while EnerFuel continues research and development of additional new products and services.

To implement this strategy, EnerFuel is developing a broad range of fuel cell products and services. Products in development include fuel cell stacks and fuel cell stack components, fuel cell systems, components for fuel cell systems and integrated products containing fuel cell systems. Fuel cell stacks include both high and low temperature PEM fuel cells. A fuel cell system consists of a fuel cell and the other components required to convert chemical energy of a fuel into electricity. Integrated products are formed by adding hardware to a fuel cell system such that it is capable of providing some end-user function, such as an uninterruptible power supply (UPS). Our products may also include fuel cell testing equipment. Substantially all of our planned products are in an early stage of development and completion of prototypes will require additional time, effort and funding.

EnerFuel is developing what it believes will be the next generation of high-temperature fuel cells. These products are intended to address the fuel cell industry's need for fuel cells that are smaller and less costly and complex than those currently available. We believe EnerFuel’s planned high temperature PEM fuel cell application will be differentiated from existing fuel cells both as a result of its ability to operate at high temperatures and reduced cost through elimination of expensive catalyst materials.

EnerFuel is also working on a new design for a modular PEM fuel cell. We believe this approach will improve reliability and reparability of the fuel cell - two basic concerns today. Each cell within the overall fuel cell would be self-contained (not stack dependent), unlike today’s standard designs. This would also reduce problems in stack sealing or flow distribution. Another advantage to this approach is that it would enable different stack sizes with same cell design. This, in turn, would limit the need to re-develop cells for each stack size and allow us to pursue many fuel cell different market segments simultaneously by quickly adapting different fuel cell stack configurations using our stack-independent fuel cells. EnerFuel plans to focus on a simple, compact, inexpensive design in order to make its planned products mass producible, allow individual cell replacement to minimize stack replacements and make the product generally more repairable and recyclable.

Our services may include demonstration projects (such as the FHI project), technology development, design, fabrication, assembly and testing of fuel cell components, membrane electrode assembly ("MEA") performance and failure analysis and software development related to fuel cell operations.

Our Markets

Forecasts for size and growth of the markets for fuel cell products vary. We believe the overall markets for fuel cell products will experience substantial growth in the coming years. Global Information, Inc., in a study entitled World Fuel Cell to 2009, published May 2005, has estimated that overall demand for all types of fuel cell products combined will rise from $375,000,000 in 2005 to $2,500,000,000 in 2009 and $13,500,000,000 in 2014.

EnerFuel is pursuing several emerging market sectors within the overall fuel cell market. These include the markets for portable power, auxiliary power, distributed power and backup power devices and systems. The market for portable power encompasses a variety of market segments from powering military equipment to powering OEM devices ranging from lawnmowers to robotics. The auxiliary power market supplies auxiliary power units that provide electricity used in a vehicle, such as a long-haul truck or boat, for applications other than propulsion. The distributed power market provides customers with the ability to generate power on-site. Uses of backup power range from providing assurance that applications will continue to function in the unlikely event of a blackout to augmenting unreliable power grids in many countries on a daily basis.

EnerFuel’s potential market opportunities also include the market for remote sensors for video cameras (visible, IR, UV), weather instrumentation, tsunami and earthquake detection, among others.

In the backup power supply market, the lack of an established hydrogen fuel supply infrastructure (i.e., availability of hydrogen supplies and transmission network) is less important as fuel is only consumed during power interruptions. We also believe that there is and will continue to be a high demand for fuel cells in nations with limited and unreliable power grids. We believe that fuel cells have several advantages over batteries in this market, including better energy storage, as well as advantages over internal combustion engines, including less noise and fumes and increased reliability.

Competition

There are many companies in the fuel cell business generally that are larger and/or have greater resources than EnerFuel, such as Ballard, Plug Power, UTC and ReliOn. Some of these companies have been in the fuel cell industry for longer then EnerFuel and have more available capital and greater technical, marketing, sales, manufacturing, distribution and other resources than we do. We believe that EnerFuel's competitive advantages include, in additional to those it plans to design into its proposed products discussed above, its experienced technical team and its building block product development approach, which we believe will make it possible for EnerFuel to get its proposed products into the market more quickly.

Within the fuel cell market, there are companies that operate in many areas of fuel cell technology and others that operate in narrowly defined areas, such as development and marketing of fuel cell stacks or PEMs or MEAs (membrane electrode assemblies). EnerFuel’s competition consists of mainly pure stack or pure membrane companies. Unlike these companies EnerFuel works in both stacks and membranes, and we believe it will be able to optimize both aspects in ways its competitors that do not operate in both sectors cannot because of the technical performance connections between these two components. Stack competitors include: Ballard, Plug Power, UTC and ReliOn. Membrane competitors include: Gore, DuPont. DeNora. Asahi Glass and PEMEAS. We believe that PEMEAS is the only company with commercially available high temperature MEAs at this time. EnerFuel plans to use low cost materials and possibly eliminate platinum as a catalyst to give it an edge in this market.

We believe products based on EnerFuel’s technology will have several competitive advantages. These include:

•  Smaller, lighter weight, high temperature fuel cell
•  New, more attainable modular approach
•  Flexible design and easier reparability
•  Lower costs materials used in production
•  Lower cost MEA’s for EnerFuel Stacks
•  Membrane material is recycled to lower costs

Potential Customers

We plan to provide products and services for both corporate and government customers. Because EnerFuel is an early stage development company, at any given time its customer base may be limited. We plan to implement a customer diversification plan to attempt to avoid dependence on any one customer as EnerFuel grows.

In 2005, we were notified by the Florida Hydrogen Initiative that it had decided to award to us a $1.1 million 50% cost share contract under which the Florida state government and U.S. Department of Energy will provide $550,000 over 18 months to fund EnerFuel's research and product development, and EnerFuel will also be required to use the same amount of its own funds in performing the contract. EnerFuel is in contract negotiations to finalize the contract documentation for this work. The contract will require EnerFuel to design and implement a 10kW (kilowatt) fuel cell system using the chemical energy in waste orange peels to power a highway rest stop on a major Florida highway. This program is expected to demonstrate EnerFuel’s ability to develop and deploy complex fuel cell systems.

EnerFuel has also performed a limited amount of subcontract services for a large company in the fuel cell sector, and has submitted several proposals for product development work and services. EnerFuel plans to heavily emphasize seeking work customer proposals heavily over the next several months in order to establish a revenue base to fund future operations and additional product development. This is part of our overall company strategy to increase focus on revenue while developing our planned future products.

Technical Resources

Our management and engineering staff has technology expertise in the following areas:

•  Proton exchange membrane fuel cell (PEMFC) membrane electrode assembly (MEA)
•  Fuel cell stack design
•  Fuel cell system integration
•  Fuel cell system controls development
•  Reformat gas processing
•  Fuel processing
•  Fuel cell failure analysis and mechanisms
•  Electrolyzers (membrane, hardware, controls)

Our West Palm Beach facility, leased in January 2006, is fully equipped for fuel cell development operations. We have recently purchased over $200,000 in fuel cell-specific engineering and development equipment for that facility.

Intellectual Property

EnerFuel has two issued patents and nine pending patents, all related to fuel cell and related technologies. The issued patents expire after 20 years. Four of the patent applications are utility applications, and five are provisional. Provisional applications must be followed by utility applications within one year of the provisional filing to confirm the priority date established by the provision filing for protection of the patent rights involved if the patent is issued. The patent applications cover, among other things, intellectual property relating to method and apparatus for cold-starting of a PEM fuel cell, shut down of a PEM fuel cell, startup of a PEM fuel cell and other aspects of PEM fuel cell operation. EnerFuel’s development team continues to perform research and plans to file additional patent applications as appropriate.

EnerFuel’s president and engineering team have developed substantial fuel cell know-how gained from their collective experience in fuel cell research and development.

In addition to filing for patents on our inventions, we require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreement with third parties before discussing sensitive information with them.

Sources of Supply

EnerFuel sources fuel cell membranes from DuPont custom machined and/or molded bipolar plates from Imperial Custom Molding seals from E&T Plastics of Florida, Inc., and fittings, tubing and gages from Accutech Instrumentation. We believe that we can access alternate sources of supply for all of our major materials needs

Research and Development

During 2004 and 2005 EnerFuel spent $923,000 and $1,154,000, respectively, on research and development. During 2004 and 2005, our research and development emphasized fuel cell control systems and similar components. We have refocused our research and development toward more specific products that have both near term and long term sales potential.

Facilities

EnerFuel leases two facilities: its headquarters in West Palm Beach, FL (7160 square feet) and facilities in Fort Lauderdale, FL (6413 square feet). Both facilities have offices and fuel cell specific laboratory space and equipment. The West Palm Beach facility also has a complete machine shop and is equipped with routed de-ionized water, cooling water, clean compressed air, hydrogen and other gases.

Our Nanotechnology Operations

Overview

Our nanotechnology operations currently consist of targeted research and development efforts to develop our patent pending vapor deposition/solidification or "VDS" process. VDS is a manufacturing process for depositing materials in microscopically thin layers on substrates used to form manufactured components. Initially, we have been testing our VDS process for use in building lithium battery electrodes, including the high-rate battery technology which we have been developing with EnerStruct. The VDS process is designed to facilitate precise deposition of the manufacturing materials so as to increase efficiency and speed of production while also increasing performance of the battery electrode by enhancing conductivity and producing increased electrical current.

Our VDS process is implemented with computer controls to monitor and regulate key aspects of manufacturing at a precise micro-level. We believe that, if successful, this process may be useful in production of many other types of products in addition to battery components. Generally, control of the micron-level aspects of manufacturing using nanotechnology deposition processes allows for production of components that have special properties, facilitating stronger, lighter and more uniform coatings.

We have set up a prototype manufacturing and testing facility in Ft. Lauderdale, which has produced samples of lithium battery electrodes for evaluation internally and externally.

We are currently evaluating NanoEner's operations and business prospects in order to determine whether to continue to pursue our nanotechnology business as a separate line of business. We are also evaluating NanoEner’s capabilities of providing specialized nanotechnology coatings and nanostructured materials to our other business units.

Application of Nanotechnology to Batteries

We have researched the application of our VDS technology to production of batteries on a prototype basis. Our VDS process uses a special chamber into which we put a battery “substrate” (which is the material upon which we deposit materials to build battery electrodes). Through a highly calibrated and flexible computer control program that allows micromanagement of key process parameters, we are able to precisely control the formation of battery electrodes. The VDS process makes it possible to add the electrode materials and precisely control their structure on the substrate for a smoother, more even and more complete coverage of the substrate surface, with less surface imperfections. We believe that this process produces electrodes that have higher conductivity of electric current, which results in greater power output from the electrode. We think that the benefits of this production process for battery electrodes may include:

•	Efficient use of electrode materials to minimize waste
•	Manufacturing at the “nano level” (<100 nanometers) for greater precision
•	Low cost, rapid production of high-rate battery electrodes
•	Higher possible battery discharge rates due to greater transmission of current
•	Reduced costs due to (i) reduction of additives and process steps (i.e., coating, plasticizers, baking) and (ii) fewer cells required in multi-cell packs
•	Higher average current
•	Excellent adhesion and surface characteristics of electrodes.

Intellectual Property

We have three nanotechnology-based patents pending, including one covering our VDS “thin films” deposition process. We have also licensed our VDS technology to EnerStruct for nonexclusive use in Japan. One of the patent applications is a utility application, and the other two are provisional applications.

In addition to filing for patents on our inventions, we require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreement with third parties before discussing sensitive information with them.

Competition

There are numerous companies involved in the nanotechnology field and the term “nanotechnology” has a broad range of descriptions. We have defined our participation in this field initially in terms of the above-described efforts in lithium battery development. We believe that among the other companies participating in the nanotechnology field, there are many with greater financial, technical, marketing, sales, manufacturing, distribution and other resources than our company.

Government Regulation and Approvals

Certain aspects of production and transportation of batteries and fuel cells and their components or raw materials are regulated on the international, national and state levels, as well as by private commercial organizations. Transportation of battery products is regulated by the U.S. Department of Transportation and other governmental departments and agencies. Their approvals may be required before we can ship our products on a commercial basis. We may need to obtain approvals for the storage or transportation of flammable or hazardous fuels before we are able to deliver some of our planned fuel cell systems. Future legislation and/or other regulation concerning the transportation and storage of hydrogen fuel and other fuels associated with fuel cells is expected in the future.

We may be required to obtain certifications on our products and systems from product-safety testing and certification organizations such as “QPL” (Qualified Parts Laboratory - Crane, Indiana) and “UL” (Underwriters Laboratory), before we can sell them generally or to specific markets. Certain certifications may not be required for products imbedded into systems, (e.g., for certain OEM applications.)

Future legislation and/or other regulation concerning the transportation and storage of hydrogen fuel and other fuels associated with fuel cells are expected in the future. As a result of any such legislation or regulation, we may need to obtain governmental approval for the storage or transportation of flammable or hazardous fuels before transporting fuel cell systems to our customers.

In addition to the foregoing, we must comply with environmental regulations. These regulations may become more stringent, increasing the cost of compliance and the risk of failure to comply. In particular, there are environmental laws that provide for strict, unlimited liability in connection with releases of “hazardous substances.” In the manufacturing of batteries and components and materials for batteries (and to a lesser extent in our fuel cell and nanotechnology operations), we may use hazardous substances that are regulated under these environmental laws. Our battery operations are currently classified as a “small generator of hazardous waste” and must operate in accordance with the applicable regulations. At this time, our costs for maintaining environmental, health and safety compliance are not material.

Additional Information

We electronically file reports with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2: PROPERTIES

Description of Properties

Our headquarters are located in an office building in Fort Lauderdale, Florida under a lease that became effective in February 2004. The facility was finished to our office layout specifications. The lease of this 8,183 square foot office space expires February 28, 2009. The monthly rent plus common area charges currently total approximately $18,000 and are subject to annual increases.

In 2005, we established a corporate office in New York City, comprised of approximately 6,600 square feet under a lease with monthly rent of $35,520, including operating expenses. This lease expires September 2010. Effective as of February 1, 2006, this lease has been assigned to Ener1 Group.

Ener1 Battery owns a battery research and development facility, consisting of land and a 22,000 square foot building located in Fort Lauderdale, Florida. The building is in good condition and has been modified to suit our operations. The Fort Lauderdale facility is used exclusively by EnerDel, which incurs rent of $28,000 per month to Ener1 Battery under a lease entered into in October 2004. Ener1 Battery has guaranteed the performance of our obligations under our senior secured convertible debentures due January 2009 (the "2004 Debentures").The Fort Lauderdale land, building and equipment are pledged as collateral to secure the obligations of Ener1 Battery under this guarantee. As of December 31, 2005, $19,700,000 in aggregate principal amount of the 2004 Debentures was outstanding.

Beginning in October 2004, EnerDel subleased 56,219 square feet of manufacturing and office space in Indianapolis, Indiana from Delphi Automotive Systems, LLC. EnerDel has research and development and manufacturing equipment in this facility. The monthly rent is $45,636.89. Delphi has filed for protection under Chapter 11 of the U.S. bankruptcy statutes and has rejected its prime lease in that proceeding. As a result, EnerDel has a month-to-month a short term lease directly with the prime landlord for the Indianapolis facility, pending negotiations of a longer term lease, which are ongoing. EnerDel has also identified alternate locations in the immediate Indianapolis area if the current negotiations are not completed satisfactorily or timely.

EnerFuel leases 7,600 square feet of industrial and office space in West Palm Beach, Florida under a lease that began in January 2006 and expires December 31, 2007. We have the option to extend the lease for two renewal terms of five years each. This space is used primarily for research and development of fuel cell products and also serves as EnerFuel’s administrative offices and primary services facility. EnerFuel also leases 6,413 square feet of industrial and office space approximately one mile from our headquarters in Fort Lauderdale, Florida. This lease expires on August 30, 2008. This space is used primarily for certain hardware development projects.

Our subsidiary NanoEner, Inc. subsidiary leases 1,720 square feet of industrial and office space approximately one mile from our headquarters in Fort Lauderdale, Florida for a monthly rent of $1,863. This space is used for NanoEner’s prototype equipment and research and development. The lease expires in July 2006.

Investment Policies

We do not have specific limitations on the percentage of our assets that may be invested in any one investment or any specific limitation on the types of investments we may make. There is no specific shareholder vote requirement regarding changes in this policy. Generally, we acquire assets primarily for operating purposes and not for capital gains or income per se.

ITEM 3: LEGAL PROCEEDINGS

We receive communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.

On February 10, 2005, Kevin P. Fitzgerald, our former Chairman and Chief Executive Officer, filed a complaint against us in the Circuit Court for Broward County, Florida for breach of contract and specific performance based on our alleged breach of his employment agreement dated September 8, 2003.  Mr. Fitzgerald was dismissed as our Chairman and Chief Executive Officer on January 9, 2006.  Mr. Fitzgerald’s complaint claims he is entitled to additional salary, stock options, severance pay equal to his annual salary for two years and unreimbursed expenses and benefits in an unspecified amount and seeks a court order extending the period during which he may require us to repurchase certain vested options through and including April 10, 2006.  The complaint also seeks attorney’s fees. We intend to vigorously defend against the charges made in this litigation.

On January 13, 2006, Pankaj Dhingra, the former president of our energy division, filed a complaint against us in the Circuit Court for Broward County Florida. The complaint claims we breached Mr. Dhingra's employment agreement dated December 5, 2004 and that he is entitled to an additional $25,000 in compensation, a discretionary bonus of $250,000 and business expenses of $3,500. The complaint also seeks attorney's fees in an unspecified sum. We intend to vigorously defend against the charges made in this litigation.

On February 24, 2006, A. Ernest Toth, Jr., our former Chief Financial Officer filed a one count complaint against us in the Circuit Court for Broward County, Florida for breach of contract. The complaint alleges breach of his employment agreement dated June 1, 2005 and that he is entitled to six months of severance pay in the amount of $112,500, as well as $2,743.89 in additional reimbursable expenses.   The complaint alleges Mr. Toth was dismissed without cause and that he is therefore entitled to the severance.  The company dismissed Mr. Toth on January 7, 2006 for cause. The complaint also seeks attorney's fees.  We intend to vigorously defend against the charges made in this litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None

PART II
ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The principal market for our stock was the Over-the-Counter Bulletin Board during the period from October 2001 through December 21, 2005, and since then, the principal market for our stock has been the Pink Sheets. On March 6, 2006, the closing price of our common stock was $0.42.

The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes for over-the-counter ("OTC") securities in real time. The OTC Electronic Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities.

The following table sets forth the high and low prices for our common stock for the period indicated as reported by the OTC Electronic Bulletin Board through December 21, 2005 and by the OTC Pink Sheets from December 22, 2005 through December 31, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Fiscal Quarter Ended	High	Low

2004	March 31, 2004	2.00	0.65
	June 30, 2004	1.00	0.45
	September 30, 2004	0.75	0.42
	December 31, 2004	1.06	0.42

2005	March 31, 2005	0.97	0.53
	June 30, 2005	0.64	0.28
	September 30, 2005	0.64	0.13
	December 30, 2005	0.60	0.06

As of March 6, 2006, there were 416,604,469 shares of common stock outstanding held by approximately 300 shareholders of record. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

We have not paid any cash dividends during the last two fiscal years and do not anticipate paying any cash dividends on our common stock.

The terms of our senior secured convertible debentures restrict our ability to pay dividends on our common stock until we have met certain milestones set forth in the debentures or until less than $100,000 in aggregate principal amount of the debentures remains outstanding.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contain ”forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 23E of the Securities Exchange Act of 1934, as amended, including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” as well as those described from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the consolidated financial statements and the related notes included in this Annual Report.

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel which is an 80.5% owned subsidiary that we operate as a joint venture with Delphi, develops Li-ion batteries, battery packs and components such as Li-ion battery electrodes and lithium electronic controllers for lithium battery packs. EnerFuel develops fuel cell products and services. NanoEner develops technologies, materials and equipment for nanomanufacturing.

In June 2005, we restructured EnerDel's operations based on a change in strategy to focus development and marketing efforts on U.S.-based production of Li-ion batteries for U.S. HEV manufacturing customers. This change in strategy was based on our determination that the high-rate-of-discharge battery technology and automated manufacturing process technologies we were able to acquire from EnerStruct would enable us to pursue the emerging market for HEV batteries more effectively. At this time, we discontinued all work on the Bellcore technology EnerDel had acquired from Delphi, which we determined EnerDel could not commercialize on a profitable basis due to the cost and complexity of the manufacturing process required.

As a result of the decision in 2005 to refocus EnerDel's technology development efforts on Li-ion batteries for the HEV market and to cease using certain manufacturing equipment, we had to write down the value of these manufacturing assets and incurred a charge of $10,527,000. We also expensed a substantial amount of battery-related equipment in 2004 as a result of our determination that certain production equipment would be used for research and development ("R&D") purposes only.

During the second half of 2005, we decided to consolidate our development engineering and production activities in our Indianapolis, Indiana facility. During the next 24 months we intend to build a pilot production line to produce samples and ultimately produce product for HEVs. In order to execute these plans, we currently expect that during the next two years we will make capital expenditures of $20,000,000 and increase our research and development expenses to approximately $10,000,000 annually. We will need to raise between $30,000,000 and $40,000,000 over the next two years to implement this strategy, and we intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors.

We restructured EnerFuel's fuel cell business plan and operations in January 2006. EnerFuel now focuses on developing what it believes will be the next generation of high-temperature fuel cells intended to address the fuel cell industry's need for fuel cells that are smaller and less costly and complex. EnerFuel has hired a president with ten years of experience building a start-up fuel cell company and expanded its development team by hiring a team of engineers with experience at a major fuel cell industry participant. As part of the restructuring, EnerFuel also acquired additional fuel cell development equipment and leased a fuel cell development facility set up specially for fuel cell operations and has moved most of its operations there. EnerFuel is pursuing fuel cell related opportunities in the portable power, auxiliary power, distributed power and backup power markets.

NanoEner, our nanotechnology subsidiary, has built prototype equipment that utilizes our patent pending vacuum deposition/solidification (“VDS”) process for depositing nanostructured materials onto battery electrodes as part of the battery cell manufacturing process. We are currently evaluating NanoEner's operations and business prospects in order to determine whether to continue to pursue our nanotechnology operations as a separate line of business. We are also evaluating NanoEner’s capabilities of providing nanotechnology to our other business units.

Currently, we generate minimal revenue from sales of samples of our products. All of our planned products are still under development. We will require significant capital investment to continue our product development activities. We will need to raise between $30,000,000 and $40,000,000 over the next two years to implement this strategy, and we intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $153,296,000 as of December 31, 2005. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1's planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about Ener1's ability to continue as a going concern.

We received $2,760,000 in early 2006 when Ener1 Group exercised warrants to purchase 34,500,000 shares of our common stock. We need additional capital to fund our operations through June 2006, at which time we intend to raise additional financing. We are currently negotiating the terms on which Ener1 Group may agree to exercise additional warrants to purchase our common stock in order to provide us with additional working capital through June 2006.

We are required under the terms of our senior secured convertible debentures due 2009 issued in January 2004 (the "2004 Debentures”) and our senior secured convertible debentures due 2009 issued in March 2005 (the "2005 Debentures") to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements we filed to register these resales are not available for use, we are required to make certain payments to the purchasers of the 2004 and 2005 Debentures (the "registration delay payments"). These registration statements have not been available for use since November 21, 2004 as a result of the fact that we determined we needed to restate our financial statements for the year ended December 31, 2004 and the three months ended March 31, 2005 and June 30, 2005. At December 31, 2005, the accumulated registration delay payments for the 2004 and 2005 Debentures were $374,000, and $270,000, respectively. Payments accrued at the rate of 1.5% of principal approximately $295,000 per month for the 2004 Debentures until January 20, 2006, at which time our obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures ended. Registration delay payments will continue to accrue at a fixed rate of $213,375 per month for the 2005 Debentures until the 2005 Debenture holders are able to use the resale registration statement and until our common stock is quoted on the OTC Bulletin Board. We intend to file a post-effective amendment to the registration statement for the common stock underlying the 2005 Debentures to update it with the information included in this Annual Report. The obligations to make registration delay payments and our inability to publicly offer our securities until we restate our financial statements has adversely affected our ability to raise additional funds for our operations and may continue to do so until any post-effective amendments or new registration statements we file are declared effective by the SEC and our common stock is quoted on the OTC Bulletin Board.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the fair value of financial instruments such as derivatives, the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model we use for determining fair values of our derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of several of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 31, 2004 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

Accounting for Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered impaired if the sum of the undiscounted cash flows we estimate will be generated by that asset is less than its their carrying value.

Restatement of Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the year ended December 31, 2004 included in this Annual Report have been restated to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion features of our debentures and associated warrants, (2) the amortization expense associated with the discount recorded with respect to our debentures and financing costs incurred in connection with the issuance of this debt, (3) the conversion features associated with the preferred stock issued by EnerDel and associated warrants and (4) warrants and options issued by Ener1 including the warrants issued to Ener1 Group in September 2002 and November 2003, and options issued to ITOCHU in July 2003, and warrants associated with Ener1's preferred stock.

We have determined that the conversion features of certain of our financial instruments, including our 2004 Debentures, 2005 Debentures and preferred stock and certain of the warrants and options to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. Our common stock price changed from $0.85 on December 31, 2004 to $0.39 on December 31, 2005, and the aggregate balance sheet amount shown for these derivatives liabilities accordingly decreased from $111,450,000 on December 31, 2004 to $54,410,000 on December 31, 2005. We were required to report this change of $68,916,000 as gain on derivative liability in other income on our statement of operations.

Our financial statements for the year ended December 31, 2004 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features of our debentures and redeemable preferred stock, options and warrants, for the year ended December 31, 2004 are summarized below:

	Year Ended
	December 31, 2004
	As Previously Reported	Adjustment		As Restated

Gross profit	$32			$32

Operating expenses	36,213	(1)	907	37,120
Loss from operations	(36,181)		(907)	(37,088)

Non operating income (expense)
Interest expense	(2,728)	(2)	(3,944)	(6,672)
Other income (expense)	(330)			(330)
Gain on derivative liability	—	(3)	49,798	49,798
Total non-operating income (expense)	(3,058)		45,854	42,796

Loss before minority interest, income taxes,
and discontinued operations	(39,239)			5,708

Minority interest	3,319			3,319
Loss from discontinued operations	106			106
Net income (loss)	(35,814)			9,133

Preferred stock dividends	(904)		52	(852)

Net income attributable
to common shareholders	$(36,718)		$44,999	$8,281

Basic and diluted income (loss) per share:
Basic	$(0.11)			$0.02
Diluted	$(0.11)			$0.02

Shares outstanding	347,089			347,089
Diluted shares outstanding	347,089			417,859

(1) Change due to recording deferred financing cost on the 2004 Debentures
(2) Change due to recording the debt discount related to the 2004 Debentures
(3) Change due to gain on derivative liabilities not previously recorded

Balance Sheet Impact

In addition to the effects on our 2004 consolidated statement of operations discussed above, the restatement impacted our consolidated balance sheet as of December 31, 2004. The following table sets forth the effects of the restatement adjustments on our consolidated balance sheet as of December 31, 2004:

Consolidated Balance Sheet (in thousands)	Year Ended
	December 31, 2004
	As Previously Reported	Adjustment		As Restated

Assets:
Current assets	$14,400			$14,400
Property, plant, and equipment	13,390			13,390
Deferred debenture costs	—	(1)	3,621	3,621
Other Assets	1,628			1,628
Total	$29,418			$33,039

Liabilities and shareholders deficit:
Other current liabilities	2,632			2,631
Derivative liability	—	(2)	111,450	111,450
Total current liabilities	2,632			114,081
Long term debt	15,113	(3)	(2,348)	12,765
Debentures	19,700			19,700
Discount on debentures	(19,700)	(4)	3,944	(15,756)
Total liabilities	17,745			130,790
Minority interest	3,951			3,951
Stockholders' equity (deficit)	7,722	(5)	(109,424)	(101,702)
Total	$29,418			$33,039

(1) Change due to recording deferred financing cost on the 2004 Debentures
(2) Change due to recording a liability for warrants determined to be a derivative
(3) Change due to amortization of discount on preferred stock
(4) Change due to recording discount on the 2004 Debentures
(5) Change due to recording derivatives and the discount on the 2004 Debentures

Results of Operations for Years Ended December 31, 2004 and 2005

Net income. We reported net income of $28,062,000 for the year ended December 31, 2005, an increase of $18,929,000 when compared to net income of $9,133,000 for the year ended December 31, 2004.
Our net income includes $68,916,000 and $49,798,000 in derivative income resulting from changes in the accounting value of derivative liabilities for the years ended December 31, 2005 and 2004, respectively.

Losses from operations. We reported losses from operations of $33,149,000 for the year ended December 31, 2005, a decrease of $3,967,000 when compared to losses from operations of $37,088,000 for the years ended December 31, 2004, or a decrease of $3,939,000. The decrease in operating losses was attributable primarily to decreases in impairment losses and manufacturing pre-production expenses (we incurred $8,289,000 of impairment losses and $3,282,000 manufacturing pre-production expenses in 2004 and none in 2005), offset by a $1,030,000 increase in research and development expenses and a $6,275,000 increase in general and administrative costs. We had no significant sales from continuing operations in 2004 or 2005. All sales reported were for sales of sample battery and fuel cell products.

Research and development (“R&D”) Expenses. Our R&D expenses were $19,042,000 and $18,012,000 for the years ended December 31, 2005 and 2004, respectively. R&D expenses include a charge of $10,527,000 in 2005 which represent the book value of battery production assets that were charged to R&D expenses as a result of our decision in 2005 to dedicate our Fort Lauderdale battery plant to R&D activities and a charge of $14,923,000 in 2004 which represents the value of assets used in R&D activities contributed to EnerDel from Delphi and Ener1 in connection with the formation of EnerDel. Exclusive of these charges, R&D expenses increased $5,156,000 or 167% from $3,089,000 in 2004 to $8,245,000 in 2005. This increase primarily resulted from increased R&D activities related to EnerDel’s lithium-ion battery development activities.

R&D expenses for fiscal 2005 included $6,300,000 of expenses incurred in connection with our battery business, $1,154,000 of expenses incurred in connection with our fuel cell business, and $791,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for fiscal 2004 included $1,422,000 of expenses incurred in connection with our battery business, $898,000 of expenses incurred in connection with our fuel cell business, and $434,000 of expenses incurred in connection with our nanotechnology business. The largest components of our fiscal 2005 R&D expenses for our battery business were $2,327,000 for labor; $1,014,000 for rent and utilities, $1,435,000 for R&D materials and $1,704,000 for contracted R&D labor.

General and administrative expenses ("G&A"). G&A increased $6,275,000, or 86%, to $13,609,000 in fiscal 2005 compared to $7,334,000 in the prior year. The major components of the increase in G&A expenses in 2005 were: $1,419,000, or a 63% increase, in employee compensation; $665,000 in severance payments with no corresponding expense in 2004; $1,058,000 increase, in stock based compensation with no corresponding expense in 2004; $835,000, or 319% increase in rent and facilities costs due to new offices for our nanotechnology, fuel cell and corporate operations; an increase of $528,000, or 77%, in outside services primarily consisting of contracted services from Delphi to support operations at our Indiana battery facility; $344,000 increase, or 97%, in insurance premiums; $294,000 increase, or 118%, in travel expense; and $261,000 increase or 14% in professional fees.

Manufacturing pre-production expenses. In 2004, we incurred manufacturing pre-production expenses of $3,282,000 to prepare our Fort Lauderdale plant for production; we ceased these activities and did not incur any such expense in 2005.

Loss from Asset Impairment In 2004 we recorded a charge to earnings of $8,289,000 due to the impairment of a portion of our battery manufacturing assets at our Ft. Lauderdale plant because we no longer expected to recognize revenues and positive net cash flows in excess of the asset carrying values from the use of the assets.

Provision for income taxes The effective tax rate in 2004 and 2005 was zero percent. The gain on derivative liability is not considered income for federal income tax purposes. As a result, we reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in the deferred tax asset valuation allowance.

Interest expense Interest expense was $10,735,000 and $6,672,000 in 2005 and 2004, respectively, an increase of 61%. Interest payments were $3,786,000 and $1,195,000 for fiscal 2005 and 2004, respectively; non cash interest expense related to the amortization of financing costs and bond discounts was $6,949,000 and $5,477,000 for fiscal 2005 and 2004, respectively. The increase in interest payment is primarily due to the issuance of $14,225,000 in aggregate principal amount of the 2005 Debentures and an increase in the interest rate of the 2004 Debentures to 15% in January 2005. The interest rate on our 2005 Debentures will increase from 7.5% to 15% on March 14, 2006 if we do not satisfy milestones specified in the 2005 Debentures, which we do not expect to meet.

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficit of $55,058,000 primarily due to a derivative liability of $54,410,000. Our working capital deficit excluding the derivative liability was $649,000. Our cash at December 31, 2005 was $2,306,000. We used $24,333,000 of cash in operations which was funded through financing activities of $13,361,000 and beginning cash on hand of $14,091,000.
 In January and February 2006, Ener1 Group exercised warrants to purchase a total of 34,500,000 shares of our common stock for an aggregate purchase price of $2,760,000. We are using these funds for working capital.

We do not presently have sufficient funds to execute our business plans, and need to raise $30,000,000 to $40,000,000 in additional capital to conduct our operations during 2006 and 2007, including planned capital expenditures for pilot production equipment and facilities upgrades at EnerDel and funding of continuing R&D expenses. We intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors.

We also need additional short term working capital to fund our operations through June 2006, at which time we intend to seek to raise the additional financing described above. We are currently negotiating the terms on which Ener1 Group would exercise warrants to purchase an additional 34,500,000 shares of our common stock in order to provide us with additional working capital through June 2006. If we do not obtain additional financing, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern

Since 2003, we have primarily funded our operations through the sale of equity and debt securities, and, to a lesser degree, loans from affiliates. In January 2004, we raised additional capital through the private placement of $20,000,000 in aggregate principal amount of our 2004 Debentures and warrants to purchase up to 16,000,000 shares of common stock. We used a portion of the proceeds to pay the expenses of the offering and to repay existing debt of $3,600,000, including related party debt. We used the remaining proceeds for the purchase of manufacturing equipment and to fund general working capital requirements.

In October 2004, we raised $15,000,000 of additional capital through the private placement of 150,000 shares of our Series B convertible preferred stock and warrants. We contributed this amount, along with various equipment use rights and other intellectual property, to EnerDel in return for 80.5% of EnerDel’s outstanding common stock.

In March 2005, we raised $14,225,000 through the private placement of our 2005 Debentures and warrants to purchase up to 7,526,250 shares of common stock. We used a portion of the proceeds to pay the expenses of the offering and the remainder to purchase equipment and to fund general working capital requirements.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Annual Report and make forward looking statements in our press releases that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2006 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, cash flow from operations, available cash, operating costs, capital and other expenditures, financing plans, capital structure, contractual obligations, legal proceedings and claims, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our planned products and stock. The sections of this Annual Report which contain forward-looking statements include “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

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

We will need additional capital, which may not be accessible on attractive terms or at all.

For the last several years, we have financed our operations through the sale of our securities and by borrowing money. We will need to raise additional funds through public or private financing. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. The terms of our senior secured convertible debentures limit our ability to incur additional debt because any such additional debt we incur must be contractually subordinated, as to payment and liquidation, to the payment in full of the debentures. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, any such transactions may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition. Our ability to obtain financing from government grants and public financing is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. We cannot assure you that our efforts to obtain such funds from these government sources will be successful. Our failure to obtain any required future financing could materially and adversely affect our financial condition.

We have a history of operating losses.

We have experienced net operating losses since 1997, incurred negative cash flows from operations since 1999 and, as of December 31, 2005, had an accumulated deficit of $153,000,000. Cash used in operations for the years ended December 31, 2003, 2004, and 2005 was $5,400,000, $13,945,000, and $24,333,000 respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our energy-related technology and products will require significant additional capital investment.

Our financial statements include substantial non-operating gains or losses resulting from required quarterly revaluation under GAAP of our outstanding derivative instruments.

Generally accepted accounting principles in the United States require that we report the value of certain derivative instruments we have issued as current liabilities on our balance sheet and report changes in the value of these derivatives as as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

The terms of our senior secured convertible debentures issued in January 2004 and March 2005 restrict our operations.

Our senior secured convertible debentures issued in January 2004 and March 2005, both due 2009, contain restrictive covenants that limit our ability to, among other things: dispose of assets; incur debt; pay dividends; repurchase our capital stock and debt securities; create liens on our assets; and, engage in transactions with our affiliates

These covenants may significantly limit our ability to respond to changing business and economic conditions and to secure additional financing, and we may be prevented from engaging in transactions that might be considered important to our business strategy or otherwise beneficial to us.

We may never complete the research and development of commercially viable products.

Although we have conducted other business activities in the past, we have only in the past four years reorganized our activities to focus on the development of alternative energy products and services (primarily Li-ion batteries and fuel cells). We do not know when or whether we will successfully complete research and development of commercially viable energy products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to control the costs of manufacturing, and we cannot assure you that we will be able to sufficiently control these costs. We must complete substantial additional research and development before we will be able to manufacture a commercially viable battery product in commercial quantities In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful life prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims.

We have only recently acquired our energy business, and your basis for evaluating us is limited.

We acquired Ener1 Battery Company in September 2002, began work in fuel cells in September 2003 and began work in nanotechnology shortly thereafter. Accordingly, there is only a limited basis upon which you can evaluate our business and prospects. We have an unproven business plan and do not expect to be profitable for the next several years. During the past three years, we have shifted our business from providing engineering services and interactive products to focus primarily on developing technologies, products and services related to Li-ion batteries fuel cells and nanotechnology. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as a company seeking to develop and manufacture new products.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

Our energy products and technologies target emerging markets and we do not know the extent to which our technologies and products will be accepted. We do not currently have any commercially viable products. We must be able to develop a commercially viable product for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. We will need to develop or acquire adequate marketing and manufacturing capabilities in order to develop a commercially successful product. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

•	the cost competitiveness of our products;
•	consumer reluctance to try a new product;
•	consumer perceptions of our products’ safety;
•	regulatory requirements;
•	barriers to entry created by existing energy providers; and
•	emergence of newer, more competitive technologies and products.

We have no experience manufacturing battery, fuel cell or nanotechnology-based products on a large-scale commercial basis and may be unable to do so.

Since we acquired Ener1 Battery Company and began our efforts in fuel cells and nanotechnology, we have focused primarily on research and development and have no experience manufacturing our any of our planned products on a commercial basis. We are developing new battery products that will use high volume battery manufacturing processes and equipment. We have no experience using such equipment for the products we are developing, We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not meet our development and commercialization milestones.

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. To gauge our progress, we plan to operate, test and evaluate our products. If our systems or products exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our initial commercial battery and energy products may decline to purchase them. We cannot assure you that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our development and commercialization milestones might have a material adverse effect on our operations and our stock price.

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

We will rely on third parties to develop and provide key components for our products.

We will rely on third party suppliers to develop and supply key components that we will use in our products. If those suppliers fail to develop and supply these components in a timely manner or at all, or fail to develop or supply components that meet our quality, quantity or cost requirements, and we are unable to obtain substitute sources of these components on a timely basis or on terms acceptable to us, we may not be able to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

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

The markets in which we intend to compete are highly competitive. There are a number of companies located in the United States, Canada and abroad that are developing battery and fuel cell technologies and other energy products that will compete with our technologies and planned products. Some of our competitors are much larger than we are and may have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of commercially viable products more quickly and effectively than we can.

Not only do we face competition from other companies that are developing battery and fuel cell technologies, but we also face competition from companies that provide energy products based on traditional energy sources, such as oil and natural gas. We also face competition from companies that are developing energy products based on alternative energy sources as a significant amount of public and private funding is currently directed toward development of a number of types of distributed generation technology, including microturbines, solar power, wind power and other types of fuel cell technologies. Technological advances in alternative energy products, improvements in the electric power grid or other fuel cell technologies may make some of our planned products less attractive or render them obsolete. There are many companies engaged in all areas of traditional and alternative energy generation in the United States, Canada and abroad, including, among others, major electric, oil, chemical, natural gas, batteries, generators and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

We intend to offer Li-ion batteries to the automotive industry, which is a very competitive and cost focused industry. We have no automotive industry experience.

Supplying Li-ion batteries to the automotive industry has significant risks for a new company. We will be competing against much larger suppliers that have greater financial, marketing and other resources; more experience in low cost, high volume manufacturing operations; existing relationships with automotive purchasing and engineering development departments; and increased ability to take advantage of economies of scale in purchasing raw materials, than we have. The automotive industry is extremely competitive and competition to supply vehicle components to manufacturers focuses on cost, weight and size of such components. The ability of domestic automobile manufacturers to adopt new battery technologies for HEVs will depend on many factors outside our control, including their ability to develop HEV vehicle platforms. If the HEV industry does not accept Li-ion battery technology, or if our Li-ion batteries do not meet industry requirements for battery cost, weight and size, our batteries will not gain market acceptance.

Failure of our planned products to pass testing could negatively impact demand for our planned products.
We may encounter problems and delays during testing of our planned products for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our planned products properly. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with test results for our planned products could materially harm our reputation and impair market acceptance of, and demand for, any products that we make.

Regulatory and other changes in the energy industry may adversely affect our ability to produce, and reduce demand for, our planned products.

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

Our energy technologies and products may use lithium, hydrogen or other materials that could leak and combust if ignited by another source. These technologies and products expose us to potential product liability claims that are inherent in lithium, hydrogen and products that use either. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. In addition, our products may operate at high temperatures, which could expose us to potential liability claims, in the event of accidents involving combustion or explosion. Accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for, or heighten regulatory scrutiny of, our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

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

As part of our business strategy, we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. However, we may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to complete the acquisitions on commercially acceptable terms or at all. We may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, an acquisition may reduce the percentage ownership of our then current stockholders. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, as a result of any acquisition, we may incur non-recurring charges and be required to amortize of significant amounts of intangible assets, which could adversely affect our results of operations.

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

Our success depends in large part on our ability to retain and attract management and operating personnel, our officers and other key employees. Our business requires highly skilled specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees.

We face risks associated with our plans to market, distribute and service our products internationally.

We may market, distribute and service our products internationally. We have limited experience developing and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and that of our partners to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

Government contracts could restrict our ability to effectively commercialize our technology.

Contracts we enter into with government agencies are subject to the risk of termination at the convenience of the contracting agency and potential disclosure of our confidential information to third parties. Under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement may be subject to public disclosure that could compromise our intellectual property rights unless these documents are exempted as trade secrets or as confidential information, appropriately legended by us, and treated accordingly by such government agencies.

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

Ener1 is controlled by Ener1 Group, which owns approximately 90% of our outstanding common stock. Three of Ener1 Group’s board members are also members of our Board of Directors and a fourth Ener1 board member acts as a Strategic Advisor to Ener1 Group. Ener1 Group has the ability to exert substantial influence over all matters submitted to a vote of the stockholders of Ener1, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may view favorably.

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

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ener1, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Ener1, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has negative cash flow from operations, and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 9, 2006

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	December 31,	December 31,
	2005	2004
ASSETS		(Restated)
Current assets
Cash and equivalents	$2,306	$14,091
Prepaid expenses and other current assets	189	190
Due from related parties	157	119
Total current assets	2,652	14,400

Property and equipment, net	3,042	13,390
Investment in EnerStruct, Inc.	805	1,185
Deferred debenture costs, net of amortization
of $2,082 and $905	3,748	3,621
Other	202	443
Total assets	$10,449	$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	24	23
Accounts payable and accrued expenses	2,969	2,301
Liabilities of discontinued operations	307	307
Derivative liability	54,410	111,450
Total current liabilities	57,710	114,081

Long-term portion of installment loan	67	91
$19,700 convertible debentures, net of discount of $11,817 and $15,756	7,883	3,944
$14,225 convertible debentures, net of discount of $9,955	4,269	—

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	4,967	2,569
Series B Convertible Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	13,188	10,105
Total liabilities	88,084	130,790

Minority interest	—	3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized	3,475	3,475
347,455,751 issued and outstanding
Additional paid in capital	72,185	76,030
Accumulated deficit	(153,295)	(181,207)
Total stockholders' deficit	(77,635)	(101,702)
Total liabilities and stockholders' deficit	$10,449	$33,039

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2005	2004
		(Restated)
Net sales	$60	$42
Cost of sales	—	10
Gross profit	60	32

Operating expenses
Manufacturing pre-production costs	—	3,282
General and administrative	13,609	7,334
Depreciation	558	203
Research and development	19,042	18,012
Loss on impairment of assets	—	8,289
Total operating expenses	33,209	37,120
Loss from operations	(33,149)	(37,088)

Other income and (expense)
Interest	(10,735)	(6,672)
Equity in loss of EnerStruct, Inc.	(380)	(591)
Other	(350)	261
Gain on derivative liability	68,916	49,798
Total other income (expense)	57,451	42,796

Income before income taxes	24,302	5,708
Income taxes	—	—
Net income before minority interest
and discontinued operations	24,302	5,708

Minority interest in losses of consolidated subsidiary	3,760	3,319
Net income from continuing operations	28,062	9,027

Income from discontinued operations	—	106
Net income	28,062	9,133

Preferred stock dividends	(5,116)	(852)

Net income attributable
to common shareholders	$22,946	$8,281

Net income from continuing opertaions, basic and diluted
Basic net income per share	$0.07	$0.02
Diluted net income per share	$0.06	$0.02
Net income from discontinued operations, basic and diluted
Basic net income per share	$—	$—
Diluted net income per share	$—	$—
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,089
Weighted average shares outstanding - Diluted	411,515	417,859

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004, AND 2005
(In thousand except share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

Balance at December 31, 2003	345,248,751	$3,453	$72,588	$(190,340)	$(114,299)

Employee stock options exercised	407,000	4	18	—	22
Exercise of stock options	1,500,000	15	1,035	—	1,050
Conversion of senior secured debentures
to common stock	240,000	2	427	—	429
Warrants issued in connection with convertible
preferred stock	—	—	(4,300)	—	(4,300)
Common stock and stock options issued for
services	60,000	1	1,312	—	1,313
Accretion of discount on preferred stock	—	—	(501)	—	(501)
Accrued dividends on preferred stock	—	—	(309)	—	(309)
Warrants issued in connection with the
formation of Enerdel, Inc.	—	—	3,725	—	3,725
Discount on stock issued to minority stockholder	—	—	(1,018)	—	(1,018)
Warrants issued in connection with debt
placement services	—	—	3,053		3,053
Net Income	—	—	—	9,133	9,133
Balance December 31, 2004	347,455,751	3,475	76,030	(181,207)	(101,702)

Stock options issued for services
and compensation due to variable options	—	—	1,080	—	1,080
Delphi minority interest in Enerdel	—		(18)		(18)
Accretion of discount on preferred stock	—	—	(3,586)	—	(3,586)
Accrued dividends on preferred stock	—	—	(1,534)	—	(1,534)
Warrants issued in connection with debt
placement services	—	—	213	—	213
Dividend of Splinex Shares	—	—	—	(150)	(150)
Net income	—	—	—	28,062	28,062
Balance December 31, 2005	347,455,751	$3,475	$72,185	$(153,295)	$(77,635)

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004
		(Restated)

Cash flows from operating activities:

Net income	$28,062	$9,133

Adjustments to reconcile net income to cash used by operating activities:
Gain on derivative liability	(68,916)	(49,798)
Asset impairment	—	8,289
Plant assets expensed to research and development	10,602	15,096
Minority interest	(3,760)	(3,319)
Non cash interest expense related to financing costs	1,177	905
Accretion of discount on debentures	5,762	4,243
Depreciation	558	203
Compensation expense for stock grants and options	1,080	1,313
Equity in loss from investment in Enerstruct	380	590
Changes in current assets and liabilities	721	(482)
Changes in assets and liabilities held for disposal	1	(118)
Net cash used in operating activities	(24,333)	(13,945)

Investing activities:
Capital expenditures	(813)	(1,054)
Investment in Splinex	—	(150)
Net cash used in investing activities	(813)	(1,204)

Financing activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	15,000
Repayment of related party notes	—	(1,041)
Repayment of guaranteed related party debt	—	(2,200)
Repayment of long term debt	(23)	(2,318)
Proceeds from employee stock options exercised	—	22
Proceeds from exercise of warrants	—	1,050
Net cash provided by financing activities	13,361	29,040

Net increase (decrease) in cash and equivalents	(11,785)	13,891

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$2,306	$14,091

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information	2005	2004
		(Restated)
Cash paid during the year for
Income taxes	$—	$—
Interest	3,786	1,195

Non-cash investing and financing activities
Intellectual property, equipment, and supplies contributed by
minority stockholder	$—	$13,761
Accrued dividends on preferred stock	1,533	309
Accretion of discounts on preferred stock	3,586	501
Spin-off of Splinex	150	—
Warrants issued in connection with the issuance of debt	213	3,052
Warrants issued in connection with the formation of EnerDel, Inc.	—	3,725

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Ener1, Inc.'s ("Ener1" or the "Company") is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Li-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials. In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owns approximately 88% of the outstanding common stock of the Company as of December 31, 2005. Prior to 2002, the Company manufactured set top boxes and other digital entertainment products through its Digital Media Technologies Division. In 2003, the Company classified the operations of its Digital Media Technologies Division as discontinued operations and transferred the majority of the related assets to a subsidiary, EnerLook Solutions, Inc. ("EnerLook"). EnerLook subsequently sold substantially all of its assets to TVR Communications LLC in return for a 5% membership interest in TVR Communications LLC (See Note 6.)

In August 2003, the Company formed a joint venture company, named EnerStruct, Inc., with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to EnerStruct some of their respective battery technologies for use in Japanese markets.

The Company’s operations are conducted by Ener1 and three of its subsidiaries: EnerDel, Inc. (“EnerDel”), EnerFuel Inc. (EnerFuel”) and NanoEner, Inc. (“NanoEner”). Certain real estate and equipment assets used by the Company are held by Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”)

On October 20, 2004, the Company and a unit of Delphi Corporation each contributed lithium battery related assets to EnerDel. The Company owns 80.5% of EnerDel’s outstanding common stock, and Delphi owns 19.5% of EnerDel’s outstanding common stock and 8,000 shares of EnerDel’s Series A Preferred Stock. All of the Company’s Li-ion battery business has been conducted through EnerDel since its formation. The Company formed NanoEner on April 2, 2004 to develop new markets and applications for Ener1’s proprietary technologies to manufacture nanomaterials. The Company formed EnerFuel, on October 29, 2004 to conduct the Company’s fuel cell related operations.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $153,000,000 as of December 31, 2005. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1's planned operations through that time. If additional financing is not obtained, such a condition will give rise to substantial doubt about Ener1's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

Subsequent to December 31, 2005, the Company obtained interim operating funding from its controlling shareholder through the exercise of certain warrants. The Company requires additional interim working capital financing until it raises permanent capital during 2006. The Company plans to raise substantial additional capital during 2006 from government sources including grants or public financing, or from strategic or financial investors. If the Company is unable to raise adequate permanent capital for its current plan of operations, it would have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include Ener1, Inc. and its wholly-owned subsidiaries and its majority (80.5%) owned subsidiary, EnerDel. Intercompany accounts and transactions have been eliminated in consolidation. EnerDel, NanoEner and EnerFuel have ongoing operations. The Company’s 48% investment in EnerStruct is accounted for on the equity method (See Note 14). The accompanying consolidated financial statements also include as discontinued operations the Company’s 49% owned subsidiary, EnerLook.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Asset Category
Building	39
Building Improvements	39
Leasehold Improvements	2
Furniture and fixtures	5
Equipment and machinery	5
Battery Plant Equipment	10
Computer and office equipment	3
Software	3
Automobile	5
Telephone equipment	5

Long-lived Assets: The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ("SFAS No. 144"). In accordance with SFAS No. 144, long-lived assets to be held are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered impaired when the sum of the undiscounted cash flows estimated to be generated by the asset is less than its carrying value. See Note 16 for a discussion of charges incurred by the Company when it determined that a portion of its manufacturing assets were impaired.

Earnings Per Share: Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock options and warrants. Weighted-average common shares do not include the common stock equivalents resulting from the conversion of the Company’s convertible debentures because their inclusion would be anti-dilutive. The Company’s Series B Convertible Preferred Stock (the "Series B Preferred Stock") was not convertible at December 31, 2004 or 2005 and these common stock equivalents were excluded from the earnings per share calculations. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible redeemable preferred stock is reflected in diluted earnings per share by application of the if-converted method.

Stock Compensation: Options granted to employees under the Company’s stock option plans are accounted for by using the intrinsic method under APB Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (SFAS No.123), which defines a fair value based method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS No.123 are optional and therefore the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No.123. Accordingly, compensation cost has been recognized in connection with grants under the stock option plans only when the exercise prices of employee stock options are less than the market prices or fair values of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value of the underlying stock at the grant date for all awards consistent with the provisions of SFAS 123, the Company’s net income and income per share would have been as indicated below for the years ended December 31, 2004 and 2005 (in thousands):

	2005	2004

Net income as reported	$28,062	$9,133
Plus: compensation for stock options issued and variable options	1,080	714
Less: pro-forma stock based employee compensation	(2,707)	(2,087)
Pro forma net income	26,435	7,760

Preferred stock dividends	(5,116)	(852)
Pro forma net income attributable to common shareholders	$21,319	$6,908

Income per share (including preferred stock
dividends and acretion of discount)
Pro-forma Basic net income per share	$0.06	$0.02
Pro-forma Diluted net income per share	$0.05	$0.02

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

Ener1 calculates its income taxes as if it filed a separate return. Ener1 Group files a consolidated federal income tax return and certain state income tax returns which include Ener1 and its subsidiaries. Ener1 and Ener1 Group have adopted a tax sharing agreement which provides for the allocation of income taxes between the two groups. Intergroup tax payments are made only when a payment is required or a refund is received on the consolidated tax return of Ener1 Group. When determining any Federal income tax payments due by Ener1 in any year, for purposes of the tax allocation agreement, Ener1 shall be credited the tax benefit of all of Ener1’s net operating losses generated after January 3, 2003 plus the tax benefit of any of Ener1’s net operating losses generated before January 3, 2003 that are allowable under the Internal Revenue Code, plus any payments Ener1 has made under the tax allocation agreement, less any payments Ener1 has received under the tax allocation agreement.

Issuance or sale of stock by subsidiary: Changes in the Company’s equity in a subsidiary caused by issuances or sales of the subsidiary’s stock are accounted for as capital transactions.

Reclassifications: Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Fair Value of Financial Instruments: The carrying value of cash and cash equivalents, trade receivables, accounts payable and accrued expenses and other liabilities approximates fair value due to the short term maturity of these instruments or the fact that they are carried at fair value, as applicable. The carrying value of the installment loan approximates fair value as the interest rates are not significantly different from the current market rates available to the Company for similar type loans. The face value of the senior secured convertible debentures and the stated value of the redeemable preferred stock approximate fair value.

Foreign Currency Transactions: The recorded balances that are required to be paid in foreign currencies at December 31, 2004 are adjusted to reflect the exchange rate at the balance sheet date.

Recently Issued Accounting Pronouncements and Interpretations:

SFAS No. 154, “Accounting Changes and Error Corrections,” ("SFAS 154") was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005.  The Company’s expected adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which is a revision of SFAS 123. SFAS 123(R) supersedes APB 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized at the date of grant in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS 123(R) is effective at the beginning of the first interim or annual period beginning after December 15, 2005. The Company is currently analyzing impacts of the requirement of the adoption of SFAS No 123 (R).

4. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

On December 15, 2005, Ener1 concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31, June 30 and September 30, 2004 and 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the Company's senior secured convertible debentures due 2009 issued in January 2004 (the "2004 Debentures") and the Company's senior secured convertible debentures due 2009 issued in March 2005 (the "2005 Debentures”), the warrants to purchase common stock associated with the 2004 and 2005 Debentures, the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel, Inc. Non-Voting Cumulative and Redeemable Series A Convertible Preferred Stock issued in November, 2004 ("EnerDel Preferred Stock") and (3) warrants to purchase common stock issued to Ener1 Group in September 2002 and November 2003 and options to purchase common stock issued to ITOCHU Corporation in July 2003. Ener1 had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, Ener1 has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on Ener1's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in Ener1's statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

The accompanying financial statements for the year ended December 31, 2004 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the year ended December 31, 2004 are summarized below:

Consolidated Statement of Operations ( in thousands except per share data)

	Year Ended
	December 31, 2004
	As Previously Reported	Adjustment		As Restated

Gross profit	$32			$32

Operating expenses	36,213	(1)	907	37,120
Loss from operations	(36,181)		(907)	(37,088)

Non operating income (expense)
Interest expense	(2,728)	(2)	(3,944)	(6,672)
Other income (expense)	(330)			(330)
Gain on derivative liability	—	(3)	49,798	49,798
Total non-operating income (expense)	(3,058)		45,854	42,796

Loss before minority interest, income taxes,
and discontinued operations	(39,239)			5,708

Minority interest	3,319			3,319
Loss from discontinued operations	106			106
Net income (loss)	(35,814)			9,133

Preferred stock dividends	(904)		52	(852)

Net income attributable
to common shareholders	$(36,718)		$44,999	$8,281

Basic and diluted income (loss) per share:
Basic	$(0.11)			$0.02
Diluted	$(0.11)			$0.02

Shares outstanding	347,089			347,089
Diluted shares outstanding	347,089			417,859

(1) Change due to recording deferred financing cost on the 2004 Debentures
(2) Change due to recording the debt discount related to the 2004 Debentures
(3) Change due to gain on derivative liabilities not previously recorded

Balance Sheet Impact

In addition to the effects on Ener1's 2004 consolidated statement of operations discussed above, the restatement impacted Ener1's consolidated balance sheet as of December 31, 2004. The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2004:

Consolidated Balance Sheet (in thousands)	Year Ended
	December 31, 2004
	As Previously Reported	Adjustment		As Restated

Assets:
Current assets	$14,400			$14,400
Property, plant, and equipment	13,390			13,390
Deferred debenture costs	-	(1)	3,621	3,621
Other Assets	1,628			1,628
Total	$29,418			$33,039

Liabilities and shareholders deficit:
Other current liabilities	2,632			2,631
Derivative liability	—	(2)	111,450	111,450
Total current liabilities	2,632			114,081
Long term debt	15,113	(3)	(2,348)	12,765
Debentures	19,700			19,700
Discount on debentures	(19,700)	(4)	3,944	(15,756)
Total liabilities	17,745			130,790
Minority interest	3,951			3,951
Stockholders' equity (deficit)	7,722	(5)	(109,424)	(101,702)
Total	$29,418			$33,039

(1) Change due to recording deferred financing cost on the 2004 Debentures
(2) Change due to recording a liability for warrants determined to be a derivative
(3) Change due to amortization of discount on preferred stock
(4) Change due to recording discount on the 2004 Debentures
(5) Change due to recording derivatives and the discount on the 2004 Debentures

5. NET INCOME PER SHARE

Basic income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed by dividing income attributable to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible redeemable preferred stock is reflected in diluted earnings per share by application of the if-converted method. The potential common stock equivalents of convertible debentures are excluded from the calculation of net income per share because their effect is considered antidilutive.

At December 31, 2005 and 2004, the Company had 64,059,236 and 70,769,823 dilutive common stock equivalents outstanding, respectively, consisting of shares issuable under stock options and warrants at December 31, 2005 and shares issuable under stock options, warrants and convertible redeemable preferred stock at December 31, 2004.

6. DISCONTINUED OPERATIONS AND SALE OF ASSETS OF ENERLOOK

In 2003, the Company’s Digital Media Technologies segment was deemed by the Company to be held-for-sale, and certain of the revenues, expenses, assets and liabilities of this segment were classified as discontinued operations.

On December 15, 2003, the Company entered into an arrangement pursuant to which T. & V. Rental Co., Inc. (“TVR”) agreed to manage EnerLook’s business in return for any profits earned by EnerLook and was granted the option to acquire substantially all of the assets of EnerLook in exchange for 5% of a limited liability company that would own all the respective assets of TVR and EnerLook. TVR exercised the option and pursuant to an Asset Purchase Agreement dated as of September 30, 2004, acquired EnerLook’s assets in exchange for a 5% membership interest in TVR Communications, LLC ("TVRC"). The asset sale to TVR closed on December 7, 2004.

TVR paid EnerLook approximately $550,000 to fund EnerLook’s operations from December 15, 2003 through June 15, 2004 and the 5% membership interest acquired from the December 7, 2004 asset sale to TVR was valued at $115,000, which amount is included in gain (loss) from operations held for disposal on the accompanying consolidated statements of operations.

7. SEGMENT REPORTING

As of December 31, 2005, the Company is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The Company determines reportable segments based on the way management organizes segments for decision making and performance assessment purposes. The Company regularly reviews the performance of its segments and allocates resources to them based on anticipated future contribution.

The table below provides segment financial information. (in thousands).

	2005	2004
Net sales
Battery business	$45	$42
Fuel Cell business	15	—
Total Net Sales	60	42

Interest expense
Corporate	10,735	6,672
Total interest expense	10,735	6,672

Depreciation and amortization expense
Corporate	127	73
Battery	416	128
Fuel Cell	8	1
Nanotechnology	7	1
Total depreciation and amortization expense	558	203

Net income (loss)
Corporate	45,575	38,995
Battery	(14,612)	(28,300)
Fuel Cell	(1,636)	(924)
Nanotechnology	(1,265)	(744)
Discontinued segments	—	106
Net income (loss)	28,062	9,133

Assets
Corporate	5,937	6,560
Battery	4,338	26,469
Fuel Cell	141	9
Nanotechnology	33	1
Total assets	10,449	33,039

Capital Expenditures
Corporate	243	307
Battery	387	731
Fuel Cell	108	2
Nanotechnology	75	14
Total capital expenditures	$813	$1,054

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 (in thousands):

	Corporate	Battery	Nano Technology	Fuel Cell	Total

Building and building improvements	$—	$1,551	$—	$—	$1,551
Leasehold improvements	67	706	—	16	789
Furniture and fixtures	182	15	—	—	197
Office equipment	189	274	13	17	493
Equipment and machinery	65	160	18	87	330
Automobile	174	—	—	—	174
Total cost	677	2,706	31	120	3,534

Less accumulated depreciation	199	278	7	8	492

Net property, plant,
and equipment	$478	$2,428	$24	$112	$3,042

Property and equipment consisted of the following at December 31, 2004 (in thousands):

	Corporate	Battery	Nano Technology	Fuel Cell	Total

Building and building improvements	$—	$1,545	$—	$—	$1,545
Leasehold improvements	14	657	—	—	671
Furniture and fixtures	49	10	—	—	59
Office equipment	139	149	1	9	299
Equipment and machinery	64	10,776	13	—	10,853
Automobile	174	—	—	—	174
Total cost	439	13,138	14	9	13,601

Less accumulated depreciation	73	137	1	1	211

Net property, plant,
and equipment	$366	$13,002	$14	$9	$13,390

The land, building and certain machinery and equipment owned by the Battery Company (which machinery and equipment is used exclusively by EnerDel) are pledged as security under the terms of the 2004 Debentures.

Depreciation expense for property and equipment for the years ended December 31, 2005 and 2004 was $557,000 and $201,000, respectively.

9. INCOME TAXES

The Company has deferred tax assets of $40,540,000 and $26,645,000 at December 31, 2005 and 2004, respectively, which are completely offset by valuation allowances. The deferred tax assets reflect a reduction of approximately $17,000,000 to reflect the limits on the Company’s ability to use net operating loss carryforwards in existence in January 2002 due to the change in control that occurred in 2002.

Deferred income tax assets in the accompanying balance sheet as of December 31, 2005 and 2004 are attributable to the following items:

	2005	2004

Goodwill	$2,277,000	$2,001,000
Depreciation, amortization and start-up costs	(148,000)	120,000
Federal and state net operating loss carryforwards	25,500,000	15,716,000
Impairment losses	3,119,000	3,119,000
R&D expense taken on equipment and intellectual property	9,707,000	5,616,000
Other	85,000	73,000
Gross deferred tax asset	40,540,000	26,645,000
Valuation allowance	40,540,000	26,645,000
Net deferred tax asset	$—	$—

The Company has federal and Florida net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $57,000,000 and $104,000,000 at December 31, 2005, respectively and approximately $22,000,000 and $75,000,000 at December 31, 2004, respectively. The federal NOL carryforwards will begin to expire in 2018, while the Florida NOL carryforwards will begin to expire in 2011. The federal NOL carryforwards of $50,677,000 in existence at the time of change in ownership in January 2002 are subject to substantial restrictions and may only be utilized to offset approximately $40,000 of annual taxable income, as well as any unrealized appreciation on assets existing at the time of the ownership change.

A valuation allowance is established when it is more likely than not that some portion of the Company’s deferred tax assets will not be realized. Management has evaluated the available evidence about the Company’s future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by the full amount of the tax benefit from the net operating loss in the years ended December 31, 2004 and 2005. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

The components of income taxes (benefit) in the accompanying statements of operations are as follows:

	2005	2004
Federal
Current	$—	$—
Deferred	—	—
Total	$—	$—

The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:

	2005	2004
Statutory rate applied to income before taxes	35.0%	35.0%

Non taxable items - derivative income	-108.5%	-333.7%
State income tax net of federal tax benefit	3.3%	3.3%
Increase in valuation allowance	70.3%	295.4%
Total income tax provision	0.0%	0.0%

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities principally consist of the following at December 31, 2005 and 2004.

	At December 31, 2005	At December 31, 2004

Accounts payable	$1,409,000	$1,020,000
Accrued severance	200,000	—
Accrued rent and utilities	271,000	96,000
Accrued debenture penalties	644,000	—
Accrued salaries and vacation	225,000	693,000
Accrued accounting and legal fees	220,000	198,000
Other	—	294,000
Total accounts payable and accrued expenses	$2,969,000	$2,301,000

11. CONSOLIDATION OF 49% SUBSIDIARY (ENERLOOK SOLUTIONS, INC.)

The Company has consolidated EnerLook’s results of operations and its balance sheet as part of the Company’s consolidated financial statements. However, during the past three years, the Company has owned approximately 49% of EnerLook, with Ener1 Group (the Company’s majority shareholder), owning approximately 43%. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary’s results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook’s outstanding common stock. For the above reasons, management believes that its ownership percentage of EnerLook’s common stock of 49% does not materially reduce the control the Company exercises over EnerLook’s operations. Effective December 15, 2003, EnerLook’s operations were deemed to be discontinued operations.

In the second quarter of 2003, the Company transferred certain assets of its Digital Media Technologies Division to EnerLook. In December 2003, management decided to discontinue the operations of this segment and conveyed operating control of this operating segment to TVR. In December 2004, the Company sold substantially all of its assets of EnerLook to TVR in return for 5% of TVRC (see Note 6).

12. DEBT AND DEBT GUARANTEES

In March 2004, the Battery Company obtained a $125,000 loan secured by a vehicle. The total amount due under the loan is $91,000 and $114,000 at December 1, 2005 and 2004, respectively, and is payable over 5 years in equal monthly payments of approximately $2,600. The interest rate is 8.25%.

$19,700,000 SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of the 2004 Debentures and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds of the issuance totaled $18,527,000 after direct placement costs of $1,473,000. The 2004 Debentures mature on January 20, 2009. Ener1’s obligations under the 2004 Debentures are guaranteed by Ener1 Battery, and the guaranty is secured by collateral including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

Interest is due quarterly. The initial rate was 5%, subject to increases if Ener1 did not achieve specific milestones by certain dates. Ener1 did not achieve all of these milestones, and the rate was increased to 7.5% as of July 19, 2004 and the rate increased again to 15% as of January 30, 2005. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $4,113,455 has been paid, no interest was accrued at December 31, 2005 and $261,506 interest has been converted.

From January 20, 2007 to January 20, 2008, Ener1 may prepay some or the entire principal at a price of 103% of unpaid principal plus accrued interest. From January 21, 2008 to January 20, 2009, Ener1 may prepay some or the entire principal at 101% of unpaid principal plus accrued interest.

At the issuance date, the 2004 Debentures were convertible by the holder at any time into common shares at a price of $1.25 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of December 31, 2005, the conversion price was $1.23 as a result of such adjustment. Ener1 may require that a specified amount of the principal of the 2004 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

During 2004, a holder of the 2004 Debentures converted $300,000 in principal into common shares. The conversion was accounted for by debiting the debenture and crediting common stock and additional paid in capital for the principal converted as well as adjusting the conversion option derivative to fair value immediately prior to conversion through gain (loss) on embedded derivative liability and then reducing the derivative liability by the proportionate amount of principal converted against additional paid in capital.

The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Debentures. In the event of any event of default or fundamental change as defined under the agreement, the holder will be entitled to require Ener1 to redeem the 2004 Debentures at 101% of the unpaid principal and accrued interest if the holder provides notice of the default to Ener1 and Ener1 fails to cure such default within the specified cure period (if applicable).

The warrants issued in connection with the issuance of the 2004 Debentures had an exercise price of $2.51 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current exercise price. As of December 31, 2005, the exercise price was $2.37 per share as a result of the adjustment. The warrants are exercisable at any time through January 20, 2010.

Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 to the placement agent for the 2004 Debentures issuance. The fair market value of these warrants was $3,052,800 and was allocated to deferred debenture costs. Ener1 also incurred $1,473,000 in placement fees.

As discussed in Note 19, Ener1 is accounting for the conversion option in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“ EITF 00-19”).

$14,225,000 SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of the 2005 Debentures and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000 after direct placement costs of $1,091,000. Proceeds from the sale were used to pay expenses of the sale and for working capital. The 2005 Debentures mature on March 14, 2009. If certain events occur, including a default on the 2005 Debentures, Ener1 will be required to pledge certain collateral to secure its obligations under the 2005 Debentures.

Interest is due quarterly. The current interest rate is 7.5% and will increase to 15% per year effective March 14, 2006 if Ener1 fails to meet certain milestones as of the first anniversary of the date of issuance of the 2005 Debentures. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $868,318 has been paid, no interest was accrued at December 31, 2005 and no interest has been converted.

At the issuance date, the 2005 Debentures are convertible by the holder at any time into common shares at a price of $1.00 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of December 31, 2005, the conversion price was $1.00 and had not changed as a result of the any adjustments. Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

At any time on or after March 14, 2008, Ener1 may prepay some or the entire principal of the 2005 Debentures at 103% of the principal, plus accrued interest.

The 2005 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2004 Debentures.

In the event of any event of default as defined under the agreement, the holder will be entitled to require Ener1 to redeem the 2005 Debentures at the greater of 105% of the unpaid principal and accrued interest or the value of the shares the principal and accrued interest could be converted into at the time of default multiplied by the then market price if the holder provides notice of the default to Ener1 and, if applicable, Ener1 fails to cure such default within the specified cure period. In the event of any fundamental change as defined under the agreement, the holder will be entitled to require Ener1 to redeem the 2005 Debentures at 120% of the unpaid principal and accrued interest if the fundamental change occurs before the first anniversary of the issuance date, 115% of the unpaid principal and accrued interest if the fundamental change occurs between the first anniversary of the issuance date and the second anniversary of the issuance date, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after the second anniversary of the issuance date. The occurrence of an event of default, or an event that with notice and/or the passage of time will become an event of default, under the 2004 Debentures is an event of default under the 2005 Debentures.

The warrants issued in connection with the issuance of the 2005 Debentures were divided into Series A and Series B. Each Series A warrant entitles the holder to purchase up to 4,267,500 shares of common stock, which is equal to 30% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debentures divided by the conversion price for an exercise price of $1.15 per share. Each Series B warrant entitles the holders to purchase up to 2,845,000 shares of common stock which is equal to 20% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debentures divided by the conversion price for an exercise price of $1.25 per share. Both Series A and Series B warrants are subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the exercise price. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010.

Ener1 issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 to the placement agent for the 2005 Debentures issuance. The fair market value of these warrants was $213,375 and was allocated to deferred debenture costs. Ener1 also incurred $1,091,218 in placement fees. Ener1 is accounting for the conversion option in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 and EITF 00-19.

13. FINANCING AGREEMENTS WITH ENER1 GROUP

Debt Exchange Agreement with Ener1 Group, Mr. Zoi and Dr. Novak

In November 2003, the Company issued common stock and warrants in satisfaction of approximately $13,300,000 in debt owed to Ener1 Group, Mr. Zoi and Dr. Novak (the “Exchange Debt”). The Exchange Debt resulted from previous advances by Ener1 Group, Mr. Zoi and Dr. Novak to fund the Company’s operations. As a result of the exchange, Ener1 Group received 14,829,288 shares and warrants to purchase up to 16,107,061 shares of common stock, Mr. Zoi received 399,876 shares and warrants to purchase up to 434,330 shares of common stock, and Peter Novak received 1,798,415 shares and warrants to purchase up to 1,953,376 shares of common stock.

The accrued interest on the Exchange Debt on the date of the Debt exchange was converted into two year promissory notes issued to Ener1 Group, Mr. Zoi and Dr. Novak totaling approximately $1,000,000. These notes were all paid in full with proceeds from the 2004 Debentures in January 2004.

Series B Preferred Financing Agreements

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sales of Series B Preferred Stock. In March 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred stock and warrants to purchase 13,889 shares of the Company’s common stock, for an aggregate purchase price of $250,000, and Ener1 paid Ener1 Group a fee of $83,333.

14. ITOCHU CORPORATION INVESTMENT AND INVESTMENT IN ENERSTRUCT

On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation, under which the Company issued 14,000,000 shares of its common stock in a private sale to ITOCHU Corporation at a price of $0.25 per share, for $3,500,000. In addition, the Company granted the following options to ITOCHU to increase its ownership of common stock at the following prices: During the six month period from July 25, 2003 through January 24, 2004, ITOCHU had the option to purchase up to 12,461,861 shares of common stock, for $0.70 per share. In January 2004, ITOCHU exercised a portion of these options and purchased 1,500,000 shares for $1,050,000. The remaining $.70 options expired. During the period from January 25, 2004 through January 31, 2005, ITOCHU had the option to purchase up to 9,346,396 shares of common stock for $4.00 per share. These options expired unexercised on January 31, 2005.

Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for an initial 49% ownership interest in EnerStruct. ITOCHU owns the remaining initial 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. During 2005, the Company’s ownership was reduced to 48% due to additional capital investment in EnerStruct by a third party. The Company's original investment in EnerStruct was reduced by $1,198,420 which represents the Company’s share of losses through December 31, 2005.

In connection with the foregoing activities, the Company and Ener1 Battery entered into a license agreement with ITOCHU and EnerStruct and agreed to provide EnerStruct with an exclusive license (for Japan only) to use the technologies covered by two of Ener1 Battery Company’s pending patent applications. This license became nonexclusive on July 25, 2004. ITOCHU has also licensed to EnerStruct, on an exclusive basis, several of its patents relating to its lithium battery technologies.

Summarized information of EnerStruct is as follows as of December 31, 2005 and for the twelve month period then ended:

	2005	2004
Cash	$624,000	$1,534,000
Total assets	1,354,000	1,857,000
Total liabilities	260,000	63,000
Net loss	783,000	1,206,000

15. RELATED PARTY TRANSACTIONS

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed the Company for the actual cost of these services and employees. During 2005, Ener1 Group and its subsidiaries billed the Company $109,000 and the Company billed Ener1 Group and its subsidiaries $152,922, in each case for services and employees of the other party. As of December 31, 2005, the net balance due to the Company from Ener1 Group and its subsidiaries was $103,000.

Ener1, Ener1's wholly-owned subsidiary, Ener1 Acquisition Corp. (“Acquisition Sub”), and Splinex Technology, Inc. (“Splinex”) a related party, entered into a Merger Agreement dated as of June 9, 2004, providing for the merger of Acquisition Sub with and into Splinex. Upon closing in January 2005, Ener1 received 5,000,000 shares of Splinex common stock. Ener1 declared a dividend to distribute these 5,000,000 shares of Splinex common stock to its shareholders of record on January 17, 2005. In exchange for the 5,000,000 shares, Ener1 paid $150,000 of the expenses incurred in connection with the registration under the Securities Act of the distribution of these shares to Ener1's shareholders. The terms of the merger were negotiated on an arm’s-length basis by an independent committee of Ener1's Board of Directors. The independent committee engaged a financial adviser, Capitalink, L.C., to assist the committee in connection with its evaluation of the transaction. Capitalink delivered a fairness opinion to the independent committee indicating that the merger consideration was fair, from a financial point of view, to Ener1's non-affiliated stockholders. Based on the foregoing, Ener1 concluded that $150,000 represented the fair value of the 5,000,000 shares of Splinex common stock that Ener1 received in the merger. Ener1 recorded a dividend of $150,000, which amount represented the value of the Splinex common stock on the date the dividend was declared.

Ener1’s primary business purpose in approving the Splinex merger was to provide its shareholders with the opportunity to participate in the future value of Splinex, which Ener1's Board of Directors believed had the potential to become a leading three-dimensional graphics software company. A director of Ener1, Dr. Peter Novak, is a director of Splinex. Dr. Novak was also the president of Splinex from its inception February 7, 2004 to August 31, 2004 and became the Chairman of Splinex on September 1, 2005. A former director and officer of Ener1, Mr. Fitzgerald, was the chairman and a director of Splinex; he resigned as chairman and director of Splinex in December 2005.

Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 31% of the outstanding common stock of Ener1 Group, which owns approximately 88% of the outstanding common stock of the Company.

Messrs. Novak and Zoi also beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC, which currently holds 63% of the outstanding common stock of Splinex. .

16. ASSET IMPAIRMENT AND OTHER CHARGES

In 2004, the Company recorded a charge to earnings to recognize the impairment of a portion of its manufacturing related assets, the use of which was transferred to EnerDel. The amount of this charge was $8,289,000. Management determined that as a result of the reallocation of manufacturing capabilities in connection with the formation of EnerDel, the Company no longer expected to recognize revenues and positive net cash flows in excess of the equipment carrying values from the use of the equipment. The carrying value of the equipment was reduced to its estimated fair market value which was determined based upon a valuation of the equipment performed in accordance with the provisions of SFAS No. 144.

17. WARRANTS, STOCK OPTION AND STOCK PURCHASE PLANS

The Company has granted stock options under employee stock option plans adopted in 1992 and 2002 and a non-employee director option plan, and granted options to executives and consultants outside of these plans.

In 2002, the Board of Directors and shareholders adopted the 2002 Ener1 Inc. Employee Stock Participation Plan (the “2002 Plan”) pursuant to which the number of shares of Common Stock reserved for grants under the 2002 Plan was set at 6,836,503 shares. The 2002 Plan provides that no more than 1,500,000 shares of Common Stock may be issued to any employee in any one calendar year. Under the 2002 Plan, incentive stock options or nonqualified stock options may be issued to persons selected by the administrators of the Plan from a class of employees, officers, and consultants, including non-employees who render valuable contributions to the Company. The exercise price of the options is determined by the Board of Directors. Options to purchase 22,000 shares at an exercise price of $4.93 were outstanding under the 1992 Stock Option Plan as of December 31, 2005. Options granted under the 1992 Plan and the 2002 Plan expire no later than ten years from the date of grant.

In 2002, the Board of Directors and shareholders adopted the 2002 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”) pursuant to which 2,000,000 shares of common stock are reserved for issuance. The plan provides for each non-employee director first elected to the Board of Directors to receive an automatic grant of nonqualified stock options for 10,000 shares on the date of his or her election. Additional annual grants, their exercise price and other terms of any additional option awards are determined by the plan administrators. The 2002 Plan replaces the Company’s previous 1992 Directors Plan and the 1996 Directors Plan. There were no options cancelled or exercised in the Director Stock Option Plan during 2004 and 2005.

Under an employment agreement effective September 8, 2003, the Company granted stock options to its chief executive officer (the “CEO Option Plan”) In September 2003, the Company granted stock options to purchase 9,716,716 shares of common stock at an exercise price of $0.30 per share, vesting ratably over a period of 36 months, beginning October 1, 2003. The Company recorded compensation expense related to the issuance of these options of approximately $194,000 during 2004 and $194,000 during 2005. On December 31, 2004, the Company granted stock options to purchase 5,159,943 shares of common stock at an exercise price of $0.97 per share which vest ratably in each of the following 24 months. The Company did not record any compensation expense related to these options because the exercise price exceeded the market price of the Company’s common stock on the date of grant. On December 31, 2005, the Company granted stock options to purchase 2,706,958 shares of common stock at an exercise price of $0.54 per share which vest ratably in equal installments in each of the following 24 months. The Company did not record any compensation expense related to these options because the exercise price exceeded the market price of the Company’s common stock on the date of grant. All of these options have a term of ten years. On December 31, 2005, 9,867,513 options were vested under the CEO Option Plan. On the date of the chief executive officer’s termination on January 9, 2006, options to purchase 10,465,210 shares were vested under the CEO Option Plan.

Effective October 1, 2005, an officer of EnerDel was granted an option to purchase 1,000,000 shares of Ener1, Inc. common stock in a separate option plan at the exercise price of $.49, vesting 25% on each of the first four anniversaries of the date of the grant. The officer’s right to exercise this option is subject to EnerDel achieving certain revenue thresholds.

The Company has issued options to three individuals who are non-board members of its Advisory Committee to its Board of Directors. The Company recorded approximately $130,000 in compensation expense in 2004 and $16,500 in 2005 related to these options.

In 2004, an employee was granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $.50 per share and options to purchase 2,000,000 shares of the common stock of EnerDel at an exercise price equal to the net book value per share of EnerDel common stock outstanding at the time of the option grant. The options were to vest in three equal annual installments beginning one year from the option grant. The employee was terminated on September 27, 2005, and all options previously granted to him terminated without vesting.

In May 2004, the Company awarded options to purchase 300,000 shares of the Company’s common stock to two employees of ITOCHU for their services to EnerStruct. The options have an exercise price of $.50 per share, vest over five years and expire in May 2014. The Company recorded approximately $61,000 in compensation expense in 2004 and $5,000 in 2005 related to these options.

A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of December 31, 2004, and 2005 and changes during such years is presented below:

		2004		2005
		Weighted		Weighted
	2004	Average	2005	Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	10,665,716	$0.29	21,028,659	$0.56
Granted	11,019,943	$0.79	4,816,958	$0.50
Exercised	407,000	$0.05	—	$—
Cancelled / terminated	250,000	$0.15	1,240,000	$0.87
Outstanding at end of year	21,028,659	$0.56	24,605,617	$0.53
Exercisable at end of year	4,801,790	$0.36	12,089,513	$0.49

The following table summarizes information about Ener1 employee stock options outstanding under all of the Company’s stock option plans described above at December 31, 2005.

		Options
		Outstanding		Options
Range of	Number	Weighted Average	Weighted Average	Exercisable	Weighted Average
Exercise	Outstanding	Remaining	Exercise	Number	Exercise
Price	At 12/31/2005	Contractual life	Price	At 12/31/2005	Price

$0.00	100,000	9.8	$0.00	100,000	$0.00
$.05 - $.10	1,620,000	8.06	$0.09	516,667	$0.10
$.28 - $.50	13,116,716	8.07	$0.34	7,964,203	$0.31
$.51 - $.60	2,956,958	10	$0.54	183,333	$0.56
$.70 - $.97	5,489,943	8.96	$0.96	2,836,643	$0.95
$1. to $1.09	1,300,000	8.13	$1.08	466,667	$1.80
$4.93	22,000	0	$4.93	22,000	$4.93
	24,605,617			12,089,513

The weighted average fair value of the options granted during 2004 and 2005 was estimated at $0.59 and $.36, respectively, using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield, expected volatility of 100% and 172% respectively, weighted average risk-free interest rate of approximately 3.50% and 3.81%, respectively, and expected lives of three to ten years.

EnerDel Stock Options

EnerDel intends to establish a stock option plan under which it may issue options to purchase up to 5,000,000 shares of EnerDel common stock as incentive compensation to its employees. As of December 31, 2005 EnerDel was obligated to grant options to its employees to purchase up to 360,000 shares of EnerDel common stock.

At December 31, 2005 the Company had the following warrants outstanding:

		Number
	Grant	Of	Exercise	Expiration
Warrant Holder	Date	Shares	Price	Date

Battery Warrants - Ener1 Group, Inc.	09/06/02	69,000,000	$0.08	09/06/12
Debt Exchange Warrants - Ener1 Group, Inc.	11/14/03	8,806,146	$1.50	11/14/13
Debt Exchange Warrants - Ener1 Group, Inc.	11/14/03	8,806,147	$2.00	11/14/13
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	$1.50	11/14/13
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	$2.00	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	$1.50	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	$2.00	11/14/13
Consultant	01/08/04	200,000	$0.10	01/08/06
2004 Debenture Holders	01/21/04	16,000,000	$2.48	01/21/14
2004 Debenture Placement Agent	01/21/04	1,920,000	$2.51	01/21/14
Delphi Automotive Systems, LLC	10/20/04	1,750,000	$0.70	10/20/11
Delphi Automotive Systems, LLC	10/20/04	5,250,000	$1.00	10/20/11
Series B Preferred - Cofis	10/15/04	4,166,666	$1.25	10/15/14
Series B Preferred - Cofis	10/15/04	4,166,666	$1.50	10/15/14
Warrant issuances in 2005:
Series B Preferred - Ener1 Group	02/11/05	69,445	$1.25	02/14/15
Series B Preferred - Ener1 Group	02/11/05	69,445	$1.50	02/14/15
2005 Debenture Holders	03/11/05	4,267,500	$1.15	03/11/10
2005 Debenture Holders	03/11/05	2,845,000	$1.25	03/11/10
2005 Debenture Placement Agent	03/11/05	426,750	$0.75	05/17/10
Total Warrants Outstanding at December 31, 2005		130,131,471

In addition to the above warrants, in connection with the purchase of common stock of the Company, ITOCHU in July 2003 obtained options to acquire up to 12,461,861 shares of common stock at $0.70 per share, of which 1,500,000 were exercised in January 2004, and the remainder of these options expired January 31, 2004. As part of the same transaction, ITOCHU also received options to acquire 9,346,396 shares of common stock at the original price of $2.50 per share (amended to $4.00 per share in January 2004), all of which options expired on January 31, 2005.

In January 2004, the Company issued warrants to purchase 200,000 shares of common stock to a consultant. The warrants have an exercise price of $0.10 per share and expire in January 2006. The Company recorded approximately $324,000 in compensation expense in 2004 related to these warrants.

In January 2004, in connection with the issuance of the 2004 Debentures, the Company issued warrants to purchase 1,920,000 shares of common stock to the placement agent engaged by the Company. The warrants have an exercise price of $2.51 and expire 10 years from the grant date. The value of these warrants at the time of the grant of approximately $3,053,000 was included in additional paid in capital as offering costs and is being amortized using the straight line method over the remaining term of the debt.

In March 2005, in connection with the issuance of the 2005 Debentures, the Company issued warrants to purchase 426,750 shares of common stock to the placement agent engaged by the Company. The warrants have an exercise price of $.75 and expire 10 years from the grant date. The value of these warrants at the time of the grant of approximately $213,000 was included in additional paid in capital as offering costs and is being amortized using the straight line method over the remaining term of the debt.

18. REDEEMABLE PREFERRED STOCK

Ener1, Inc. Series B Cumulative and Redeemable Convertible Preferred Stock

In October 2004, Ener1 sold 150,000 shares of Series B Preferred Stock plus warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.25 and warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $15,000,000. The Series B Preferred Stock has a liquidation preference of $100 per share. Ener1 is accounting for the warrants in accordance with SFAS 133 and EITF 00-19. The proceeds were allocated between the Series B Preferred Stock and the warrants using the with-and-without method in accordance with SFAS 133. The proceeds were allocated $5,417,000 to the fair value of the warrants and the remaining $9,583,000 was allocated to the Series B Preferred Stock.

In February 2005, Ener1 sold to Ener1 Group 2,500 shares of Series B Preferred Stock, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000. Ener1 is accounting for the warrants in accordance with SFAS 133 and EITF 00-19. The proceeds were allocated between the Series B Preferred Stock and the warrants using the with-and-without method in accordance with SFAS 133. The proceeds were allocated $97,000 to the fair value of the warrants, and the remaining $153,000 was allocated to the Series B Preferred Stock.

The holder’s ability to exercise the conversion feature for the Series B Preferred Stock is contingent upon Ener1 filing a registration statement with the Securities and Exchange Commission to register an underwritten offering of common stock. The holders of Series B Preferred Stock will have the right to convert up to one-half of their shares of Series B Preferred Stock into common stock for sale pursuant to the registration statement, subject to the discretion of the underwriters of the offering. The conversion ratio shall be established by dividing the liquidation value per share of the Series B Preferred Stock by the price for the common stock sold in the registered offering. Because of this contingency, the conversion option is not within the scope of SFAS 133 and EITF 00-19. If the contingency is triggered in the future and the holder receives the ability to convert, Ener1 will need to reassess whether the conversion feature meets the definition of a derivative under SFAS 133.

The Series B Preferred is redeemable by the Company at any time in part or whole at 100% of the liquidation value as set forth in the Certificate of Designations for the Series B Preferred, plus accrued and unpaid dividends. The Series B Preferred is also redeemable at the option of the holder once none of the 2004 Debentures are outstanding. If such redemption occurs in full before January 20, 2009, the redemption price would be paid in 24 equal monthly installments beginning 30 days from the date of the Company’s receipt of a redemption notice from the holder. If such redemption occurs on January 20, 2009, the redemption price will be paid in twelve equal monthly installments, the first payment beginning 30 days from January 20, 2009. In each case, the redemption payments would include all accrued and unpaid dividends. There are no registration rights associated with the warrants issued to the purchasers of the Series B Preferred Stock, or with the common stock underlying such warrants.

EnerDel Non-Voting Cumulative and Redeemable Series A Preferred Stock

In October 2004, Delphi Corporation purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock of EnerDel (“Series A Preferred Stock”) with an aggregate initial liquidation value of $8,000,000, and warrants to purchase Ener1 common stock, for an aggregate consideration of $8,000,000. The Series A Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. Under the terms of the Series A Preferred Stock, the holder had the option, expiring on January 31, 2005, to exchange each share of Series A Preferred Stock for 869.5652 shares of Ener1 common stock. Ener1 is accounting for the warrants and conversion option in accordance with SFAS 133 and EITF 00-19. The issuance of the Series A Preferred Stock and associated warrants was accounted for using the with-and-without method in accordance with SFAS 133. The proceeds were allocated among the Series A Preferred Stock, the warrants and the conversion option using the with-and-without method in accordance with SFAS 133.  The proceeds were allocated $4,620,000 to the fair value of the warrants, $1,183,000 to the fair value of the conversion option, and the remaining $2,197,000 was allocated to the Series A Preferred Stock. In accordance with EITF 00-19, Ener1 accounted for the exchange option of the Series A Preferred Stock as a derivative under SFAS 133 because the conversion feature contained an option for the holder to net cash settle. When the term of the conversion option expired in January 2005, the remaining liability of $1,183,000 was recorded as gain on derivative liability in the first quarter of 2005.

If EnerDel has not redeemed all shares of the Series A Preferred Stock on or before the fourth anniversary of the date of the certificate of designations for such stock, the holders may require EnerDel to redeem all of the Series A Preferred Stock. The Company has the option to pay the redemption price by issuing a note payable in four equal quarterly payments with interest at an annual rate of 8%. As a result of the holder’s right to require redemption, Ener1 has determined the preferred stock is mandatorily redeemable and has reported the preferred stock as a liability consistent with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

In connection with the formation of EnerDel, the Company issued warrants to purchase up to 1,750,000 shares of the Company’s common stock at an exercise price of $0.70 per share and warrants to purchase up to 5,250,000 shares of common stock at an exercise price of $1.00 per share. These warrants have a seven year term. The relative fair value of the warrants, $2,928,685, was recorded as a discount to the Series A Preferred Stock. This amount is being amortized against additional paid-in capital using the interest method through October 2008, at which time, the holder may require EnerDel to redeem all of the Series A Preferred shares, as noted above. The relative fair value of these warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation were: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.66; expected volatility of 207%; risk free interest rate of approximately 1.74%; and a term of seven years.

The table below is an explanation of the components of redeemable preferred stock as of December 31, 2005:

	Ener1	EnerDel
	Series B	Series A	Total

Face Value	$15,250	$8,000	$23,250

Less initial fair value of warrant derivative	(5,514)	(4,620)	(10,134)

Less fair value of conversion option	—	(1,183)	(1,183)

Accumulated accretion of discounts	2,182	1,980	4,162

Cumulative dividends	1,270	790	2,060
Carrying value	$13,188	$4,967	$18,155

19. DERIVATIVES

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following financial instruments:

•	the 2004 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2004 Debentures(the "2004 Debenture Warrants");

•	the 2005 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2005 Debentures(the "2004 Debenture Warrants");

•	EnerDel Series A Preferred Stock conversion feature;
•	warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");

•	Series B Preferred Stock conversion feature;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Warrants");

•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”)
•	warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants"); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options").

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments, other than the conversion feature of the Series B Preferred Stock were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion features of the 2004 Debentures, 2005 Debentures and Series A preferred stock as embedded derivatives. Pursuant to SFAS 133, Ener1 bifurcated the conversion feature from the debentures and the Series A Preferred Stock, because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the 2004 and 2005 Debentures. In addition, among other reasons, because there was no explicit cap on the amount of shares that might be required to be issued pursuant to the conversion features or the warrant and option agreements, Ener1 determined that the conversion features and the warrants and options met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants and options as current liabilities. Ener1 is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on embedded derivative liability.” These derivative liabilities were not previously classified as such in Ener1's historical financial statements. In order to reflect these changes, Ener1 has restated its financial statements for the year ended December 31, 2004.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 31, 2004 and the impact on the balance sheet and statements of operations as of December 31, 2005 is as follows:

	December 31, 2004	December 31, 2005	Gain
2004 Debentures	$11,628	$4,164	$7,464
2004 Debenture Warrants	11,040	3,520	7,520
2005 Debentures	—	4,424	3,543
2005 Debenture Warrants	—	3,087	725
EnerDel Series A Preferred Stock	1,183	—	1,183
Delphi Warrants	5,944	2,660	3,284
Series B Preferred Stock Warrants	7,095	3,135	4,057
Debt Exchange Warrants	16,600	7,200	9,400
ITOCHU options	—	—	—
Battery Warrants	57,960	26,220	31,740
Total	$111,450	$54,410	$68,916

Because the conversion option for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133

20. ENERDEL FORMATION

On October 26, 2004, the Company and each of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) contributed their lithium battery assets to a newly organized Delaware corporation, EnerDel, Inc. (“EnerDel”). The Company completed the transactions pursuant to, among other documents, a Formation, Subscription and Stockholders’ Agreement (the “Formation Agreement”) by and between the Company and Delphi, dated as of October 20, 2004. Pursuant to the Formation Agreement, the Company received 80.5% of EnerDel’s issued and outstanding shares of common stock in consideration for the contribution by the Company and its subsidiaries of $15 million in cash, the right to use a building and certain lithium battery equipment owned by the Battery Company with an option to purchase such equipment for $1, and ownership of certain intellectual property, subject to exclusive, perpetual and royalty-free licenses granting Ener1 the right to use such intellectual property in areas not related to lithium batteries.

Also, pursuant to the Formation Agreement, Delphi received 19.5% of EnerDel's issued and outstanding shares of common stock, 8,000 shares of EnerDel’s Series A Preferred Stock (see Note 18); immediately exercisable warrants with a seven year term to purchase up to 1.75 million shares of the Company's common stock for $0.70 per share; and immediately exercisable warrants with a seven year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share. In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related equipment valued at $8,517,600 and its lithium battery-related patent portfolio valued at $5,100,000, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contain lithium battery operations.

The Company recorded a charge to additional paid in capital of approximately $1 million as a result of its contribution of assets to EnerDel in excess of its proportionate ownership of EnerDel.

Some of the assets transferred by Delphi and Ener1 to EnerDel were considered to be assets to be used in Research and Development ("R&D") activities because the assets were being used in product development and prototyping efforts at the time of the contribution and none of the products under development were considered to be technologically or economically feasible. Although EnerDel expects to use the transferred assets in R&D activities on future product development and prototyping projects or for production of lithium batteries, because such uses are contingent upon the successful completion of current R&D projects, this equipment was expensed to R&D upon acquisition in accordance with Statement of Financial Accounting Standards No. 2, "Accounting for Research and Development Costs” ("SFAS No. 2"), which requires that assets to be used in R&D activities are to be immediately charged to income unless an “alternative future use” for the asset exists.

Consequently, due to the inability to meet the requirements for “alternative future uses” set forth in SFAS No. 2, the Company recorded the value of these assets as a charge to R&D expense. The schedule below sets forth the components of this charge to R&D expense:

Value of machinery and equipment transferred from Ener1 Battery Company to be used in research and development activities	$1,162,000
Value of intellectual property transferred from Delphi	5,100,000
Value of machinery and equipment transferred from Delphi	8,518,000
R & D materials acquired from Delphi	143,000
Total charges to R&D expense for transferred assets	$14,923,000

An independent valuation expert employed by the Company used the income approach to value the lithium battery related equipment and intellectual property contributed by Delphi to EnerDel. In developing a value for the developed and in-process technology, the valuation expert considered all available valuation methods and employed a form of the Income Approach known as the Multi-Period Excess Earnings Model. This model attempts to quantify the magnitude of earnings generated by the specific asset being examined and then discounts that flow of cash to present value using a discount rate reflective of the relevant level of associated risk.

The primary assumption used in the application of the Multi-Period Excess Earnings Model is the discount rate used to calculate present value. The discount rate employed in the valuation of the assets contributed by Delphi to EnerDel was 26.3%

21. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On June 23, 2005 EnerDel decided to acquire new battery cell and automated battery cell manufacturing technology for high-rate batteries from Enerstruct, Ener1's joint venture with ITOCHU. In connection with this decision, EnerDel began restructuring its manufacturing facilities in Indianapolis and Fort Lauderdale to use the new battery cell and automated battery cell manufacturing technology. A total of 37 employees were terminated in Indianapolis and Fort Lauderdale and Ener1 determined that the equipment in the Fort Lauderdale facility would be used for R&D activities going forward. Ener1 charged the remaining net book value of the Fort Lauderdale's facility equipment of approximately $10,527,000 to R&D expenses. EnerDel incurred exit and disposal costs during 2005 associated with these changes in the amount of $1,040,000, and no additional costs are expected. These costs are predominantly severance and contract termination costs. In accordance with FASB No. 146, these costs are included in results of operations as research and development, selling, general, and administrative expenses.

22. IMPAIRMENT

In 2004, the Company recorded a charge to earnings to recognize the impairment of a portion of its battery manufacturing related assets located in its Fort Lauderdale facility. The amount of this charge was $8,289,000. Management determined that as a result of the reallocation of manufacturing capabilities in connection with the formation of EnerDel, the Company no longer expected to recognize revenues and positive net cash flows in excess of the equipment carrying values from the use of the equipment. The carrying value of the equipment was reduced to its estimated fair market value, which was determined based upon a valuation of the equipment performed in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

The valuation was performed using the guidance prescribed in SFAS No. 144 for “long-lived assets to be held and used” because the Company expected to use the equipment in future operations and the requirements for the “held for sale” model were determined not to have been met. In accordance with SFAS No. 144, the valuation specialist engaged by the Company calculated fair value as the amount at which the assets could be bought or sold in a current transaction between willing parties and not as a forced or liquidation sale. The valuation specialist determined the fair value of the equipment in accordance with the standards of SFAS No. 144 was approximately $11,900,000, resulting in an impairment loss of approximately $8,289,000.

Depreciation was suspended after the assets were determined to be impaired. Subsequently, the remaining value of the assets was expensed to R&D after it was determined that the equipment would be used for R&D activities. See Notes 19 and 20. The battery equipment was originally acquired in 2002 from a company under common control. The Company initially accounted for the equipment in accordance with the provisions of SFAS 141 at its historical cost basis.

23. COMMITMENTS AND CONTINGENCIES

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

On February 10, 2006, Kevin P. Fitzgerald, the Company’s former Chairman and Chief Executive Officer, filed a two count complaint against the Company in the Circuit Court for Broward County, Florida for breach of contract seeking money damages and specific performance based on the Company’s alleged breach of his employment agreement with him dated September 8, 2003.  Mr. Fitzgerald was dismissed as the Company’s Chairman and Chief Executive Officer on January 9, 2006.  Mr. Fitzgerald’s complaint claims he is entitled to additional salary, stock options, severance pay and unreimbursed expenses and benefits in an unspecified amount for the alleged breach of contract and seeks a court order extending the time period he purportedly has to require the Company to repurchase certain vested options pursuant to the terms of his employment agreement through and including April 10, 2006.  The complaint also seeks attorney’s fees. The Company intends to vigorously defend this litigation.

On January 13, 2006 Pankaj Dhingra, the former president of the Company's energy division, filed a one count complaint against the Company in the Circuit Court for Broward County Florida. The complaint claims the Company breached Mr. Dhingra's employment contract dated December 5, 2004, by failing to provide 30 days written notice of termination without cause, which Mr. Dhingra claims would have entitled him to an additional $25,000 in compensation, failing to pay a discretionary bonus in the amount of $250,000 and failing to reimburse certain expenses. The complaint also seeks attorney's fees in an unspecified sum. The Company intends to vigorously defend this litigation.

On February 24, 2006, A. Ernest Toth, Jr., the Company’s former Chief Financial Officer filed a one count complaint against us in the Circuit Court for Broward County, Florida for breach of contract. The complaint alleges that the Company breached his employment agreement dated June 1, 2005 and that he is entitled to six months of severance pay in the amount of $112,500, as well as reimbursable expenses.  The complaint alleges Mr. Toth was dismissed without cause and that he was therefore entitled to the severance.  The company dismissed Mr. Toth on January 7, 2006, for cause. The complaint also seeks attorney's fees.  The Company intends to vigorously defend this litigation.

Lease Commitments

Approximate future payments for all operating leases for years subsequent to December 31, 2005 are as follows:

2006	655,019
2007	448,849
2008	335,363
2009	264,510
2010	44,235
Total	$1,747,974

The 2005 table includes three months of rent payments in 2006 totaling $136,000 for rent of a plant under a month to month lease.

24. SUBSEQUENT EVENTS

On January 27, 2006, Ener1 Group exercised warrants to purchase a total 2,625,000 shares of the Company's common stock, and on February 7, 2006 Ener1 Group exercised warrants to purchase a total of 31,875,000 shares of the Company's common stock (for a total of 34,500,000 shares), all at an exercise price of $.08 per share. Total proceeds to the Company from the two exercise transactions were $2,760,000. The expiration date of the exercised warrants was 2012.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A: CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our principal executive officer and principal financial officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, such disclosure controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with detachable warrants and convertible preferred stock with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. We restated our consolidated financial statements for the year ended December 31, 2004 in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133. Since the fourth quarter of 2005, we have been improving our internal controls in an effort to remediate these deficiencies through the following efforts: 1) hiring a new Chief Financial Officer in February 2006, 2) implementing better controls and procedures over the accounting for debt and preferred stock, and 3) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

Any failure to implement and maintain improvements in the controls over our financial reporting could cause us to fail to meet our reporting obligations under SEC rules and regulations. Any failure to improve our internal controls to address the weaknesses we have identified could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our common stock.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS, OFFICERS AND CONTROL PERSONS

The term of office of each of our directors will expire at our next shareholders meeting. Our directors and executive officers are as follows:

Name	Age	Position

Charles Gassenheimer	32	Director, Chairman of the Board
Marshall Cogan	68	Director
Karl Gruns	58	Director
Ludovico Manfredi	43	Director
Peter Novak	52	Director
Mike Zoi	40	Director
Ronald N. Stewart	58	Interim Chief Executive Officer, General Counsel and Secretary
Gerard A. Herlihy	53	Chief Financial Officer
Ulrik Grape	45	Executive Vice President
Rex Hodge	40	Executive Vice President

Charles Gassenheimer has been our Chairman and one of our directors since January 2006. He has also been the Chief Executive Officer and a director of Ener1 Group since January 2006. From 2002 through 2005, Mr. Gassenheimer was Portfolio Manager of Satellite Asset Management's Convertible Arbitrage Division and Managing Director and Portfolio Manager of its Private Investment Group. From 2001 through 2002, he was a Portfolio Manager and head of the distressed securities investment group at Tribeca Investments (Citigroup Global Investments). Mr. Gassenheimer has also been a Vice President with Credit Suisse First Boston, where he served as Investment Manager of a proprietary hedge fund focused on private investments in public equity securities, and a Turnaround Management Consultant at Coopers & Lybrand. Mr. Gassenheimer has a B.S. in Economics from the University of Pennsylvania.

Marshall S. Cogan has been one of our directors since February 2006.  Since July 2004, he has been Chairman and a director of Greystone Logistics.  Since 1986, Mr. Cogan has been a member of the board of trustees for N.Y.U. Medical Center and a trustee of the Museum of Modern Art.   Previously Mr. Cogan was a Director of Sheller Globe, a manufacturer of steering wheels and related automotive components; he founded and was Chairman of United Auto Group (UAG) he was also Chairman of Knoll International, Sheller Globe, Foamex International and the '21' Club.  Mr. Cogan received his B.A. and M.B.A. from Harvard University

Karl Gruns, a Certified Public Accountant, has been a director of our company since August 1999 and chairman of our audit committee since 2002. Since 2001, Mr. Gruns has owned and operated a management consulting practice in Germany for international clients. From 1998 to 2001, he was Chief Financial Officer of Infomatec Integrated Information Systems AG. Previously, Mr. Gruns owned and operated an audit and consulting practice, and he was formerly with KPMG Certified Public Accountants in USA and Germany. He currently is Chairman of the Board of Directors for SPORWETTEN.DE AG, a publicly traded company in Germany, and Sellexx AG, a privately held corporation in Munich Germany.
Mr. Gruns received his degree in Business Administration, with a major in Accountancy, from Northern Illinois University.

Ludovico Manfredi has been a director of our company and member of the Audit Committee since April 2005. Since 2000, Mr. Manfredi has been employed as a marketing and business development executive for Cheyne Capital, a London-based hedge fund management company. He is responsible for Cheyne Capital’s European strategic relationships and business development activities. Prior to joining Cheyne Capital, from 1997 through 1999, Mr. Manfredi founded and managed Newfield Group, a company active in soft commodities and investments in South America, the Caribbean and Western Europe. Previously, Mr. Manfredi worked in commodities trading with the European trading firms of Sucres et Denrees in Paris and Riz et Denrees in Paris and New York. Mr. Manfredi has an M.B.A from the Wharton School of Business, University of Pennsylvania, with a concentration in Finance and he received his initial degree from Institut d’Etudes Politiques de Paris, with a major in Economics and Finance.

Dr. Peter Novak has been a director of our company since February 2002. Since 2001, he has been the Chief Technology Officer and a director of Ener1 Group. Since 1991, Dr. Novak has worked with Mike Zoi, focusing on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked with Mr. Zoi to form Ener1 s.r.l. Dr. Novak has been the “sole administrator”, a position equivalent to president, and sole director, for Ener1 s.r.l. Ener1 s.r.l. commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak worked with Mr. Zoi to manage the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development, developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere, and also assisted Mr. Zoi in the business matters referred to under Mr. Zoi’s background description above. In 2001, Dr. Novak and Mr. Zoi formed Ener1 Group, Inc. As Chief Technology Officer of Ener1 Group, he is responsible for all technology development, licensing and patent matters. He also assists in the management of the business affairs of Ener1 Group. Dr. Novak graduated from the Ural Polytechnic Institute, Physics and Technical Department specializing in experimental nuclear physics, and has a doctoral degree in solid-state physical chemistry.

Mike Zoi has been a director of our company since February 2002. Since 2001, he has been the President and a director of Ener1 Group. Since 1991, Mr. Zoi has worked with Dr. Peter Novak, focusing on bringing advanced electronic technologies to market. In 1998, Mr. Zoi worked with Dr. Novak to form Ener1 s.r.l., an Italian company developing a research, development and production facility for advanced lithium metal batteries in Italy. For the next three years, Mr. Zoi worked with Dr. Novak to manage the start-up business operations of Ener1 s.r.l., including negotiations with potential licensees for the technology, obtaining grant and loan financing for the start-up business, and relationships with vendors. In 2001, Mr. Zoi and Dr. Novak formed Ener1 Group

Ronald N. Stewart is our Interim Chief Executive Officer, General Counsel and Secretary. From October 2002 to April 2005, he was one of our directors. He has been our General Counsel since April 2002 when he joined our company. He was also our Chief Executive Officer from May 2003 to September 2003 and our Chief Financial Officer from August 2003 to November 2003. Mr. Stewart is Chief Operating Officer of Ener El Holdings and Ener1 Battery Company and General Counsel and Secretary for all of our operating subsidiaries. Prior to joining us, from 1999 to 2002, Mr. Stewart was engaged in private law practice as a sole practitioner where he counseled clients primarily in mergers and acquisitions, corporate and securities matters, government and commercial contracts, and technology and software licensing. From August 1989 to April 1999, Mr. Stewart worked in the Office of General Counsel at ICF Kaiser International, Inc., an international consulting, engineering and construction firm, where he was vice president and assistant general counsel. He has a B.A and J.D. from George Washington University.

Gerard Herlihy has been our chief financial officer since January 2005. Mr. Herlihy will devote substantially all of his time to his role at Ener1. However, Mr. Herlihy is also the President and Chief Financial Officer of Splinex Technology, Inc. ("Splinex"), positions he has held since September 1, 2005 and June 1, 2004, respectively. Splinex is an affiliate of Ener1 that is controlled by certain direct and indirect beneficial owners of Ener1 Group. Prior to joining Splinex, Mr. Herlihy provided accounting, financing and acquisition advisory consulting services to public and private companies. From 2001 through 2003, he was also the founder and chief executive officer of Putt Trak Inc., a vision systems software development company for sports training devices. From 1996 to 2000, Mr. Herlihy was chief financial and administrative officer of Williams Controls, Inc., a publicly-held manufacturer of sensors and controls for automotive and truck. Mr. Herlihy held previous positions directing turnarounds in public and private companies and in investment banking and public accounting. Mr. Herlihy has a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree from the University of Rhode Island and is a Certified Public Accountant (inactive status).

Ulrik Grape has been our Executive Vice President since January 2006. He was Chief Executive Officer of EnerDel from October 2005 to January 2006, at which time he became President of EnerDel. From 2004 to 2005, Mr. Grape was Business Development Manager for Gold Peak Industries (N.A.), Inc. in connection with a joint venture between Gold Peak and Danionics A/S. From 1994 to 2004, Mr. Grape was employed by Danionics A/S, an international lithium battery company headquartered in Denmark, where he was Sales and Marketing Director and Vice President, U.S. Prior to that, he was Managing Director for Volund A/S, a privately held Danish industrial group manufacturing mobile access platforms and other structures, and Associate at Trap & Kornum A/S, a mergers and acquisition firm operating in the Scandinavian market. Mr. Grape earned a Bachelor's degree in International Politics and Affairs from Georgetown University and a Masters of Business Administration degree from French business school INSEAD.

Rex Hodge has been our Executive Vice President and President of EnerFuel since January 2006. From 1993 to 2005, Mr. Hodge was employed by Anuvu, Inc., which he founded and for which he served as President and Chief Executive Officer. Anuvu developed fuel-cell products for cars, trucks, scooters and boats. Prior to founding Anuvu, Mr. Hodge was employed for six years by the Aerojet Propulsion Division of GenCorp, where he was a Project Engineer. At Aerojet, he developed fuel cells using rocket technology. Mr. Hodge is a graduate of the University of California at Davis, with a B.S. degree in mechanical engineering.

Meetings of the Board of Directors

The board of directors held nine meetings during 2005.

Committees of the Board of Directors

The board of directors has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Governance and Nominating Committee.

The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls and internal auditing methods and procedures. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent public accountants and with personnel from our internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices. The Audit Committee recommends to the board the appointment of our independent public accountants and is responsible for oversight of our independent public accountants. The Audit Committee held eight meetings during 2005.

Our Audit Committee has two members: Karl Gruns and Ludovico Manfredi. Both are “independent” as defined under Rule 4200(a) (15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies. The Board has determined Mr. Gruns meets the SEC criteria of an “audit committee financial expert.”

The Governance and Nominating Committee is responsible for recommending to the full board candidates for officer positions and vacancies on the board. Karl Gruns is currently the sole member of this committee. The Governance and Nominating Committee did not meet during 2005.

Code of Ethics

During the year ended December 31, 2004 we adopted a Code of Ethics, which remains in effect. The code applies to our officers and directors. The code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely upon our review of copies of such forms we have received, and other information available to us, to the best of our knowledge:

Kevin Fitzgerald, a former officer, failed to file in a timely manner a Form 4 reporting one transaction. The transaction was reported late on March 7, 2006.

Carlos Mendez-Peñate, a former director, failed to file in a timely manner a Form 3 and one report reporting one transaction. This transaction as well as the commencement of Mr. Mendez-Penate's insider status was reported late on November 30, 2004.

Karl Gruns, a director of the Company, failed to file in a timely manner a Form 4 reporting one transaction. This transaction was reported late on March 6, 2006.

A. Ernest Toth Jr., a former officer, failed to file in a timely manner a Form 3 and one report reporting one transaction. This transaction as well as the commencement of Mr. Toth's insider status was reported late on July 8, 2005.

Ener1 Group failed to file one report reporting five transactions, one report reporting four transactions, one report reporting two transactions and twelve reports each reporting one transaction. Ener1 Group is working with outside legal counsel to remedy these filings.

Mr. Rex Hodge failed to file in a timely manner a Form 3. The commencement of his insider status was reported late on March 2, 2006.

Mr. Ulrik Grape failed to file in a timely manner a Form 3. The commencement of his insider status was reported late on March 2, 2006.

ITEM 10 EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation paid during 2005, 2004 and 2003 to all individuals serving during that time as our Chief Executive Officer and each of our four most highly compensated executive officers who were serving as executive officers on December 31, 2005, and one additional individual whose employment terminated during 2005 (whom we refer to collectively as the “named executive officers”).

				Other			All
				Annual		Securities	Other
				Compens-		Underlying	Compens-
Name and Principal Position	Year	Salary $	Bonus $	ation $		Options #	ation $

Kevin Fitzgerald (1)	2005	366,214	355,625	106,143		2,706,958	15,384	(5)
Chief Executive Officer	2004	343,911	550,000	13,461		5,159,143	—
	2003	78,685	—	111,605	(3)	9,716,716

Pankaj Dhingra (4)	2005	231,924	15,000	9,104	(7)		62,500	(6)
President of Energy Group	2004	13,654	75,000	481	(7)	1,000,000	748,000	(11)

Ronald Stewart	2005	189,792	35,000	41,955	(8)	—	—
Executive VP, General Counsel	2004	179,167	75,000	19,258	(9)	500,000	—
Secretary, and Former Chief	2003	126,000	4,000	37,755	(10)	70,000	—
Executive Officer

A. Ernest Toth (12)
Chief Financial Officer,	2005	120,288	—			250,000	4,697	(5)

Ulrik Grape (13)	2005	62,500	70,000	—		1,100,000	—
Chief Executive Officer of EnerDel

(1)	Mr. Fitzgerald was as our Chief Executive Officer from September 2003 until January 2006.
(2)	Amount includes payment of $106,143 for housing allowance in 2005.
(3)	Amount includes $108,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares, and payment of $3,605 for unused vacation.
(4)	Mr. Dhringa was President of EnerDel and President of the Energy Group from December 2004 until September 2005.
(5)	Amount represents payment for vacation paid at termination in January 2006.
(6)	Amount represents severance payments.
(7)	Amount represents payment of accrued and unused vacation and automobile allowance.
(8)	Amount includes payment of $9,071 for automobile allowance and $32,883 of accrued and unused vacation.
(9)	Amount includes payment of $3,024 for automobile allowance and $16,234 of accrued and unused vacation.
(10)	Includes $21,000, which represents the fair market value as of the date of grant of a stock grant of 300,000 shares and payment of $10,729 for accrued and unused vacation and a $6,026 car allowance.
(11)	Mr. Dhingra received an option to purchase 2,000,000 shares of EnerDel.
(12)	Mr. Toth was our Chief Financial Officer from June 2005 until January 2006.
(13)	Mr. Grape became the Chief Executive Officer of EnerDel in October 2005.

The following table sets forth information with respect to the grant of options to purchase shares of our common stock during 2005 that were made to the named executive officers during 2005.

		% of Total
	Number of	Options	Exercise
	Securities	Granted	or
	Underlying	to	Base
	Options	Employees	Price	Expiration
	Granted	in 2005	($/ Share)	Date

Kevin Fitzgerald	2,706,958	56%	$0.54	12/31/2015
Pankaj Dhingra	—	—	—	—
Ronald Stewart	—	—	—	—
A. Ernest Toth	250,000	5%	$0.28	7/8/2015
Ulrik Grape	1,000,000	21%	$0.49	9/29/2015
Ulrik Grape	100,000	2.00%	$—	9/29/2015

The option granted to Mr. Fitzgerald vests in 24 monthly installments.

The option granted to Mr. Toth vests in four annual installments.

Mr. Ulrik received an option to purchase 1,000,000 shares of our common stock that vests in four annual installments. Mr. Ulrik's right to exercise this option is subject to EnerDel's achievement of specified revenue targets. He also received a fully vested option to purchase 100,000 shares of our common stock at an option price of $.00. The closing price of our common stock on the date of grant was $.49.

Option Exercises and Year-End Option Values

None of our named officers exercised options during 2005. The following table sets forth information with respect to the exercise by the named executive officers of options to purchase shares of our common stock during 2005 and the value of in-the-money options held by the named executive officers as of December 31, 2005.

Aggregated Option Exercises in 2005 and
2005-End Option Values

	Number of Securities Underlying Unexercised Options/SARS at Dec 31, 2005 #	Value of Unexercised In-the-Money Options at Dec 31, 2005 $

Name	Exercisable / Unexercisable	Exercisable / Unexercisable

Kevin Fitzgerald	10,117,513 / 7,716,104	$678,378 / $218,626
Pankaj Dhingra	0 / 0	$0 / $0
Ronald Stewart	250,000 / 250,000	$72,500 / $72,500
Ulrik Grape	100,000 / 1,000,000	$49,000 / $0
A. Ernest Toth	0 / 250,000	$0 / $27,500

Employment Agreements

On July 27, 2005, EnerDel entered into an Employment Agreement with Ulrik Grape, who is the President of EnerDel and one of our executive vice presidents. The employment agreement provides for Mr. Grape’s employment to begin on October 1, 2005 and continue until terminated in accordance with the terms of the agreement. The agreement provides for a $70,000 signing bonus, an annual salary of $250,000 and the potential for a bonus equal to up to 100% of annual salary based on the performance of Mr. Grape and EnerDel. Under the terms of this agreement, Mr. Grape received a fully vested option to purchase 100,000 shares of our common stock for $0.00 per share. He also received an option to purchase 1,000,000 shares for $0.49 per share that vests in four, equal, annual installments; he may not exercise this option until EnerDel reports revenue equal to $1,500,000 for 2005 and $7,000,000 for 2006, as confirmed by review or audit by EnerDel’s independent public accountants. If EnerDel’s revenue falls short of these target(s) by 20% or more, the option may not be exercised unless and until EnerDel’s revenue reaches more than 80% of the target revenue. If EnerDel terminates Mr. Grape’s employment without cause (as defined in the agreement) or Mr. Grape terminates his employment with good reason (as defined in the agreement), he is entitled to severance payments equal, in the aggregate, to six months of his base salary, payable at regular payroll intervals, during which time Mr. Grape is prohibited from competing with EnerDel.

Mr. A. Ernest Toth, Jr., our former Chief Financial Officer was hired pursuant to an offer letter that provided to we would pay to him severance in an amount equal to six months of his base salary if we terminated his employment without “cause” as defined in the letter. As described in "Legal Proceedings," Mr. Toth has filed a complaint against us alleging that we breached our obligation to pay him severance.

On September 8, 2003, we entered into an Employment Agreement with Kevin P. Fitzgerald, who was our Chief Executive Officer and Chairman of our Board of Directors until he was dismissed in January 2006. The agreement provided that if Mr. Fitzgerald's employment was terminated for any reason (other than fraud, theft or other crimes of moral turpitude), we (or the shareholders of Ener1 Group), if requested by Mr. Fitzgerald, will pay him the amount equal to the difference between the aggregate exercise price of any vested options to purchase our common stock and fair market value of our common stock. If Mr. Fitzgerald's employment is terminated without cause (as defined in the agreement) he is entitled to receive severance payments equal to two years' base salary. Mr. Fitzgerald agreed not to compete with us for two years following termination of his employment, unless he terminated his employment for good reason (as defined in the agreement). As described in "Legal Proceedings," Mr. Fitzgerald has filed a complaint against us alleging breach of his employment agreement.

On December 6, 2004 we entered into an Employment Agreement with Pankaj Dhingra, who was the President of our Energy Group (consisting of our subsidiaries, EnerDel, Inc., EnerFuel, Inc. and NanoEner, Inc.) and President of EnerDel until September 2005.

Mr. Dhingra’s employment agreement provided that if Mr. Dhingra’s employment was terminated without cause by us, or for “good reason” (as defined in the employment agreement) by Mr. Dhingra, he would receive severance payments at our regular payroll intervals equal in the aggregate to one year’s base salary; payment for insurance coverage, also at our regular payroll intervals, for a period of one year; and payment of the pro rata portion of any annual performance bonus earned as of the termination date. Mr. Dhingra agreed not to compete with our Energy Division or solicit for employment any of the Energy Division’s employees during the term of the employment agreement and for one year following termination of his employment in certain circumstances. These severance amounts are currently being paid to Mr. Dhingra. As described in "Legal Proceedings," Mr. Dhingra has filed a complaint against us alleging breach of his employment agreement.

We have agreed with Splinex and Mr. Herlihy, our Chief Financial Officer, that he will devote substantially all of his time to his role at Ener1, but that he will continue to serve as the President and Chief Financial Officer of Splinex. We will pay $190,000, or approximately 76% of Mr. Herlihy's aggregate salary from the two companies, and Splinex will pay $60,000.

Compensation of Directors

Mr. Gruns is paid $7,500 per calendar quarter for his services as our director, plus $2,500 per quarter for his services as Chairman of our Audit Committee and specific cash amounts for his services on specific projects as an Independent Director. He also receives 50,000 options to purchase our common stock each year as part of his director’s compensation for each additional year in which he serves as our director. He received $30,000 and 50,000 options to purchase our common stock for his services as a director in 2005, $10,000 for his services as Chairman and Sole Member of the Audit Committee during that period, and $3,500 for his services on specific projects as our Independent Director, all during 2005.

During 2004 and 2005, we paid each of Dr. Novak and Mr. Zoi annual compensation of $250,000. We also paid Dr. Novak and Mr. Zoi $46,450 and $32,125 respectively during 2004 and $36,485 and $48,934 respectively in 2005 for medical insurance benefits and we paid $31,560 and $31,560 in both 2004 and 2005 for an automobile allowance for Dr. Novak.

A former director, Carlos E. Mendez-Peñate received upon his appointment as director, an option under our Non-Employee Director Stock Option Plan to purchase 100,000 shares of our common stock (vesting 33 1/3 percent on each of the first three anniversaries of the date of grant) He was paid $10,000 per quarter for his services as our outside director and 50,000 additional stock options (beginning December 31, 2005) for each additional year of services as our outside director. On January 30, 2006, Mr. Mendez-Peñate resigned as our director.

Mr. Ludovico Manfredi received upon his appointment as director, an option to purchase 110,000 shares of our common stock (vesting 33 1/3% on each of the first three anniversaries of the date of the option grant) upon his appointment as director. He is paid $10,000 per quarter for his services as our outside director (including his participation as a member of our Audit Committee) and 50,000 additional stock options (beginning December 31, 2006) for each additional year of services as one of our outside directors.

Charles Gassenheimer became the Chairman of our company in January 2006. He currently does not receive a salary or other compensation from our company.

All directors are reimbursed for expenses incurred to attend Board and Committee meetings. Other than as described in these paragraphs, our directors do not receive compensation for their services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding common stock authorized for issuance under Ener1‘s equity compensation plans as of December 31, 2005:

( c )
Number of
Securities
Remaining
	(a)	(b)	Available for
	Number of	Weighted-	Future Issuance
	Securities to be	Average	Under
	Issued Upon	Exercise	Equity
	exercise of	Price Of	Compensation
	Outstanding	Outstanding	Plans (excluding
	Options,	Options,	securities
	Warrants, and	Warrants and	reflected in
Plan Category	Rights	Rights	column (a))
Equity Compensation Plans Approved
by Security Holders	5,402,000	$0.51	3,176,503
Equity Compensation Plans Not
Approved by Security Holders	19,203,617	$0.53	—
Total	24,605,617	$—	3,176,503

Five of our equity compensation plans have not been approved by our shareholders, the Chief Executive Officer Option Plan, the Advisory Board Option Plan, the 2004 Advisory Board Option Plan, the Grape Option Plan, and the EnerStruct Plan.

Under the Chief Executive Officer Option Plan, and in accordance with his employment agreement. on September 8, 2003, we issued to Kevin Fitzgerald, our former Chief Executive Officer an option to purchase 9,716,716 shares of our common stock at an exercise price of $0.30 per share, vesting ratably in equal amounts on the first day of each month for a period of 36 months, beginning October 1, 2003. Under this option plan, on December 31, 2004, we also issued to Mr. Fitzgerald an option to purchase 5,159,943 shares of our common stock, at an exercise price of $0.97 per share, vesting ratably in each of the 24 months following December 31, 2004. On December 31, 2005, we issued to Mr. Fitzgerald an option to purchase 2,706,958 shares of our common stock, at an exercise price of $.54 per share, vesting ratably in each of the 24 months following that date. No additional shares are reserved for issuance in connection with this plan.

Options to purchase a total of 220,000 shares have been granted in connection with our Advisory Board Option Plan; no additional shares are reserved for issuance in connection with this plan. This plan provides for the grant of options to members of our Advisory Board, or to the entities with whom our Advisory Board members are affiliated. The members of our Advisory Board provide advice to our executives and Board of Directors regarding industry matters and company marketing strategy. The terms of these option grants were determined by our Board of Directors, in their sole discretion, including, without limitation, the number of shares subject to an option and the applicable exercise price, vesting schedule and term. Each of the options granted under this plan has a ten year term, vests over a two year period and an exercise price equal to fair market value of our common stock on the date of grant.

Options to purchase of 100,000 shares have been granted in connection with the 2004 Advisory Board Option Plan; no additional shares are reserved for issuance in connection with this plan. This plan provides for the grant of options to a member of our Advisory Board. The members of our Advisory Board provide advice to our executives and Board of Directors regarding industry matters and company marketing strategy. The terms of this option grant were determined by our Board of Directors, in their sole discretion, including, without limitation, the number of shares subject to the option and the applicable exercise price, vesting schedule and term. The option granted under this plan has a ten year term, vests over a three year period and an exercise price equal to fair market value of our common stock on the date of grant.

We granted an option to Mr. Grape in accordance with his employment agreement under the Grape Option Plan to purchase 1,000,000 shares of our common stock, vesting 25% per year, with an exercise price equal to fair market value on the date of grant. Mr. Grape may not exercise any portion of this option until EnerDel reports revenue equal to $1,500,000 for 2005 and $7.0 million for 2006. If EnerDel's revenue falls short of these target(s) by 20% or more, the options may not be exercised until EnerDel’s revenue reaches more than 80% of the target revenue. This option has a ten year term. No additional shares are reserved for issuance in connection with this plan.

In 2004, we granted options to acquire 300,000 shares of common stock to two employees of EnerStruct. under the EnerStruct Plan.. The options have an exercise price of $.50 per share, vest over five years and expire in May 2014. No additional shares are reserved for issuance in connection with this plan.

Security Ownership of Certain Beneficial Owners and Management

The table below contains information as of March 1, 2006 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, named executive officers” who are currently serving as our officers and our directors and executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of March 1, 2006, 416,604,469 shares of common stock were outstanding. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 500 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

	Amount Of	Percent
	Beneficial	Of
Name	Ownership	Class

Ener1 Group, Inc. (1)	393,859,413	90.7%
Charles Gassenehimer	—	*
Marshall Cogan	—	*
Karl Gruns (2)	292,000	*
Mike Zoi (3) (7)	2,339,438	*
Peter Novak (4) (7)	5,257,023	1.4%
Ronald Stewart (5)	870,000	*
Gerard Herlihy	—	*
Ulrik Grape	100,000	*
Rex Hodge	—	*
Ludovico Manfredi (8)	36,667	*

Directors and officers as a group (6) (ten persons)	8,895,128	2.3%

Notes:
* Less than 1%
(1)	Includes 52,251,183 shares issuable under outstanding warrants exercisable during the 60 day period following March 1, 2006.
(2)	Includes 242,000 shares issuable under outstanding options exercisable during the sixty day period following March 1, 2006.
(3)	Includes 1,939,562 shares issuable under outstanding options exercisable during the sixty day period following March 1, 2006.
(4)	Includes 3,458,608 shares issuable under outstanding options exercisable during the sixty day period following March 1, 2006.
(5)	Includes 500,000 shares issuable under outstanding options exercisable during the sixty day period following March 1, 2006.
(6)	Includes 6,193,503 shares issuable under outstanding options exercisable during the sixty day period following March 1, 2006.
(7)
The amount shown does not include common stock beneficially owned by Ener1 Group, Inc., a company of which Dr. Novak and Mr. Zoi are directors. Dr. Novak and Mr. Zoi disclaim beneficial ownership of any Ener1 common stock beneficially owned by Ener1 Group, Inc.

(8)	Includes 36,667 shares issuable under outstanding options exercisable during the sixty day period following March 1, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationship with Ener1 Group

Ener1 Group, Inc. owned 88% of our outstanding capital stock as of December 31, 2005. Mr. Zoi and Dr. Novak are each an officer, director and beneficial owner of Ener1 Group. Charles Gassenheimer, chairman of Ener1, is chief executive officer and a director of Ener1 Group. Marshall Cogan, a director of Ener1, is a strategic advisor to Ener1 Group.

Ener1 and Ener1 Group are parties to a Tax Allocation Agreement dated March 1, 2006 which provides for the allocation of income taxes between the two groups. Intergroup tax payments are made only when a payment is required or a refund is received on the consolidated tax return of Ener1 Group. When determining any Federal income tax payments due by Ener1 in any year, for purposes of the tax allocation agreement, Ener1 shall be credited for the tax benefit of all of Ener1’s net operating losses generated after January 3, 2003 plus the tax benefit of any Ener1 net operating losses generated before January 3, 2003 that are allowable under the Internal Revenue Code, plus any payments Ener1 has made under the tax allocation agreement, less any payments Ener1 has received under the tax allocation agreement Both Ener1 Group and Ener1 have had net operating losses for all periods since Ener1 Group acquired a majority of Ener1's common stock, and no intergroup tax payments have been made to date.

2006 Warrant Exercises by Ener1 Group

On January 27, 2006, Ener1 Group exercised warrants to purchase 2,635,000 shares of our common stock for the aggregate purchase price of $210,000. On February 7, 2006, Ener1 Group exercised warrants to purchase an additional 31,875,000 shares of our common stock for an aggregate purchase price of $2,550,000.

Intercompany Services Between Ener1 and Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of ours and we have billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, we have from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed us for the actual cost of these services and employees. During 2004, Ener1 Group and its subsidiaries billed us 127,585 and we billed Ener1 Group and its subsidiaries $187,678, in each case for services and employees of the other party. During 2005, Ener1 Group and its subsidiaries billed us $109,635 and we billed Ener1 Group and its subsidiaries $152,922, in each case for services and employees of the other party. As of December 31, 2005, the net balance due to us from Ener1 Group and its subsidiaries was $103,381.

November 2003 Exchange Agreement

In November 2003, we issued stock and warrants in satisfaction of approximately $13,300,000 in debt owed to Ener1 Group, Mr. Zoi and Dr. Novak (the “Exchange Debt”). The Exchange Debt resulted from previous advances by Ener1 Group, Mr. Zoi and Dr. Novak to fund our operations. As a result of the exchange, Ener1 Group received 14,829,288 shares of our common stock and warrants to purchase up to 16,107,061 shares of our common stock, Mr. Zoi received 399,876 shares of our common stock and warrants to purchase up to 434,330 shares of our common stock, and Peter Novak received 1,798,415 shares of our common stock and warrants to purchase up to 1,953,376 shares of our common stock.

The accrued interest on the Exchange Debt on the date of the exchange was converted into two year promissory notes issued to Ener1 Group, Mr. Zoi and Dr. Novak totaling approximately $1,000,000. These notes were all paid in full with proceeds from the 2004 Debentures in January 2004.

Loans and Advances to Us from Ener1 Group

Ener1 Group has made various loans, advances and capital contributions to us since it first acquired a majority interest in Ener1 in early 2002. With the exception of approximately $1,000,000 of accrued interest on some of these loans, all of these loans were satisfied in November 2003, at which time we issued promissory notes to Ener1 Group, Mr. Zoi and Dr. Novak in aggregate principal amount of approximately $1,000,000 representing the amount owed in accrued interest on advances. These notes were paid in full using the proceeds of our issuance in January 2004 of our senior secured convertible debentures due 2009.

Payments to Mr. Zoi and Dr. Novak

In 2004 and 2005, we paid each of Dr. Novak and Mr. Zoi annual compensation of $250,000. We also paid $46,450 and $32,125 to Dr. Novak and Mr. Zoi, respectively, during 2004 and $36,485 and $48,934 respectively in 2005 for medical insurance benefits and we paid $31,560 and $31,560 in both 2004 and 2005 respectively for automobile allowance for Peter Novak.

Series B Preferred Stock

We entered into an agreement dated October 15, 2004 with Ener1 Group under which Ener1 Group is required, at our option, to purchase, for an aggregate purchase price of $3,000,000, up to 30,000 shares of our Series B Preferred Stock plus warrants to purchase (1) up to 833,334 shares of our common stock at an exercise price of $1.50 and (2) up to 833,334 shares of our common stock at an exercise price of $2.00. The agreement also provided that Ener1 Group was entitled to be paid $1 for every $3 in proceeds from such purchases. Pursuant to that agreement, in February, 2005, at our request, Ener1 Group purchased, for an aggregate purchase price of $250,000, 2,500 shares of our Series B Preferred stock and (1) warrants to purchase up to 69,445 shares of our common stock at an exercise price of $1.50 per share and (2) warrants to purchase up to 69,445 shares of our common stock at an exercise price of $2.00 per share. Pursuant to the agreement, in connection with this purchase transaction, we paid Ener1 Group $83,333.

Ener1 Battery Equipment Acquisitions and Related Loan Transactions

In June 2002, Ener1 Battery acquired from Ener1 Group manufacturing equipment with an aggregate value of approximately $13,488,000 in a series of transactions from Ener1 s.r.l., an Italian company controlled by Mr. Zoi and Dr. Peter Novak.

When Ener1 Battery received the equipment described above, the equipment was subject to a security interest in favor of Meliorbanca Gallo S.p.A., an Italian bank, securing Ener1 s.r.l.‘s obligations in connection with loans previously made to Ener1 s.r.l. In March 2003, the Meliorbanca loans were restructured into a new loan agreement and Meliorbanca was granted a security interest in Ener1 Battery’s equipment of up to 5,000,000 Euros (approximately US $6,000,000). We, Ener1 Group, Ener1 Battery, Mr. Zoi and Dr. Novak were all named as guarantors of the Ener1 s.r.l. obligations under the March 2003 loan agreement.

The Meliorbanca loan was paid in full in January 2004, and Meliorbanca’s security interest in Ener1 Battery’s equipment, and all of the guarantors’ obligations to Meliorbanca, were released.

Security Interest held by BZINFIN S.A.

BZINFIN, S.A., an affiliate of ours through common ownership, held a security interest in Ener1 Battery’s battery manufacturing equipment as collateral securing Ener1 Group’s obligations under a $1,000,000 loan to Ener1 Group, made in January 2003, the proceeds of which were invested in Ener1. BZINFIN released its security interest in the equipment in January 2004.

Merger of Ener1 Acquisition Corp. into Splinex Technology Inc.

In January 2005, in accordance with an Agreement and Plan of Merger dated as of June 9, 2004, as amended, Ener1 Acquisition Corp., our wholly-owned subsidiary, was merger with and into Splinex Technology Inc. In the merger, we received 5,000,000 shares of Splinex common stock and declared a dividend to distribute these shares to our shareholders of record as of January 17, 2005. We agreed to pay up to $150,000 of expenses incurred in connection with the Registration Statement filed by Splinex to register our dividend of the shares of Splinex common stock issued in the merger. As of February 1, 2006, approximately 63% of Splinex’s outstanding common stock is owned by Splinex, LLC. Two of our directors, Dr. Peter Novak and Mike Zoi, beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC. One of our directors, Dr. Peter Novak, is also a director of Splinex. Dr. Novak was also the President of Splinex from its inception February 7, 2004 to August 31, 2004 and became the Chairman on September 1, 2005. Kevin Fitzgerald, our former Chief Executive Officer, was also a director of Splinex until December 2005. Gerard A. Herlihy, President, Chief Operating Officer and Chief Financial Officer of Splinex, is our Chief Financial Officer.

ITEM 13: EXHIBITS

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

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed on December 6, 2004.

3.5	By-laws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2 (Registration No. 333-112837), filed February 13, 2004.

3.6
Certificate of Designations of Series B Convertible Preferred Stock, dated October 15, 2004, incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.2
Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, dated January 16, 2004, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.3
Registration Rights Agreement, dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.4
Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.25, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.5
Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.50, incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.6
Warrant to Purchase Common Stock issued October 20, 2004 to Delphi Automotive Systems, LLC, to purchase up to 7,000,000 shares of Common Stock, incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.7
Registration Rights Agreement dated as of October 20, 2004, by and between Ener1, Inc. and Delphi Automotive Systems LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.8
Registration Rights Agreement dated as of October 20, 2004, by and between EnerDel, Inc., Delphi Automotive Systems, LLC and Ener1, Inc, incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.9
Form of 7.5% Senior Secured Convertible Debenture issued pursuant to Securities Purchase Agreement dated March 11, 2005, incorporated by reference to Exhibit 4.1 of the Registrant’s current report on Form 8-K dated March 11, 2005.

4.10
Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, dated March 11, 2005 incorporated by reference to Exhibit 4.2 of the Registrant’s current report on Form 8-K filed March 15, 2005.

4.11
Registration Rights Agreement, dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 4.3 of the Registrant’s current report on Form 8-K filed March 15, 2005.

4.12
Warrant Certificate to Purchase Common Stock of Ener1, dated December 9, 2004 Issued to Merriman Curhan Ford & Co., incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

4.13
Certificate of Designation of Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc., dated October 20, 2004, incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Ener1’s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

10.1	1992 Non-Employee Director Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.2	2002 Stock Participation Plan incorporated by reference to Exhibit C of the Registrant's Schedule 14A filed on April 15, 2002.

10.3	2002 Non-Employee Director Stock Participation Plan incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002.

10.4
Employment Agreement by the Registrant and Kevin P. Fitzgerald, dated September 8, 2003, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.5
License and Royalty Agreement by and among the Registrant, Ener1 Battery Company and ITOCHU Corporation, dated July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.6
Shareholders Agreement by and between ITOCHU and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.7
Amendment to Subscription and Investment Agreement by ITOCHU Corporation and the Registrant, dated January 31, 2004 incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 20032004.

10.8
Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

10.9
Security Agreement dated as of January 16, 2004 by and among Ener1 Battery Company and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

10.10
Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.11
Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.12
Waiver Agreement dated January 2004 by and between the Registrant and Ener1 Group, Inc. incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

10.13
EnerDel, Inc. Formation, Subscription and Stockholders’ Agreement entered into by and between Delphi Automotive Systems LLC and Ener1, Inc., dated as of October 20, 2004 incorporated by reference to Ener1, Inc.’s Form 8-K filed on October 26, 2004.

10.14
Form of Subscription Agreement dated as of October 15, 2004, by and between Ener1, Inc. and various investors for the purchase of 150,000 shares of Ener1, Inc.’s Series B 7% Convertible Preferred Stock, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.15
Sublease Agreement dated as of October 20, 2004, is entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc, incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.16
Lease Agreement dated October 20, 2004 between Ener1 Battery Company and EnerDel, Inc, incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.17
Bill of Sale dated October 20, 2004, by Delphi Automotive Systems LLC in favor of EnerDel, Inc. in favor of transactions contemplated by the Formation, Subscription and Shareholders’ Agreement of EnerDel, Inc. dated as of October 20, 2004 by and among Delphi, Ener1 Inc. and EnerDel, incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.18
Delphi Technologies, Inc. Assignment of Certain Inventions or Improvements dated October 20, 2004, incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.19	License Agreement by and between Delphi Technologies, Inc. and EnerDel, Inc. by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.20
Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc, dated October 20, 2004, incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.21
License Agreement dated October 20, 2004 by and between Ener1, Inc. and EnerDel, Inc, incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.22
Ener1 Daughter Enterprise with Foreign Investments of Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc, incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.23
Option to Purchase Agreement dated October 20, 2004 between EnerDel, Inc.; Ener1, Inc.; and Ener1 Battery Company, incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.24
Ener1 Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Ener1, Inc, incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.25
Engineering Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Delphi Automotive Systems LLC, incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.26
Transition Services Agreement dated as of October 20, 2004 entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc, incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.27
Assignment/Assumption of License Agreement dated October 20, 2004, among Ener1, Inc., Ener1 Battery Company and EnerDel, Inc., incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.*

10.28
Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and Warrants to purchase shares of common stock, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 15, 2005.

10.29
Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed March 15, 2005.

10.30
Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed March 15, 2005.

10.31
Employment Agreement by Registrant and Pankaj Dhingra dated December 1, 2004, incorporated by reference to Exhibit 10.38 pf the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2004.

10.32
Agreement and Plan of Merger, dated as of June 9, 2004 by and among Ener1, Inc., Ener1 Acquisition Corp. and Splinex Technology Inc. incorporated by reference to Exhibit 2.1 to the registration statement on Form S-1 filed by Splinex Technology Inc. on June 24, 2004.

10.33
First Amendment, dated as of October 7, 2004, to Agreement and Plan of Merger, dated as of June 9, 2004 by and among Ener1, Inc., Ener1 Acquisition Corp. and Splinex Technology Inc., incorporated by reference to Exhibit 10.3 of Amendment No. 1 to Ener1's Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

10.34
Subscription Agreement, dated as of October 15, 2004, between the Registrant and Cofis Compagnie Fiduciaire S.A. incorporated by reference to Exhibit 10.20 the Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.35
Ener1, Inc. Form of Option Grant Agreement Under Employment Agreement with Kevin P. Fitzgerald, incorporated by reference to Exhibit 10.39 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.36
Agreement between EnerDel, Inc. and Enerstruct, Inc., entered into as of April 12, 2005, incorporated by reference to Exhibit 10.40 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.37
Form of Stock Option Agreement under the Registrant’s 2002 Non-Employee Director Stock Participation Plan, incorporated by reference to Exhibit 10.41 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.38	Form of Director Appointment Letter, incorporated by reference to Exhibit 10.42 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.39
Letter Agreement between the Registrant and Ener1 Group, Inc., dated October 15, 2004, regarding a financing commitment provided by Ener1 Group, Inc. to the Registrant, incorporated by reference to Exhibit 10.43 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.40
Director Appointment Letter Agreement between the Registrant and Carlos E. Mendez-Penate, dated October 11, 2004, incorporated by reference to Exhibit 10.44 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.41
Indemnification Agreement between the Registrant, Carlos E. Mendez-Penate and Coudert Brothers LLP, dated October 11, 2004, incorporated by reference to Exhibit 10.45 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.42	Option Agreement between Ener1, Inc. and Ulrik Grape dated October 1, 2005.*

10.43	Employment Agreement between EnerDel, Inc. and Ulrik Grape dated October 1, 2005.*

10.44	Tax Allocation Agreement dated March 1, 2006 between the Registrant and Ener1 Group, Inc.*

14.	Code of Ethics, incorporated by reference to Exhibit 14.0 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2004.

21	Subsidiaries of the Registrant.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.*

32	Section 1350 Certifications.*

* Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005 were $347,077

Audit-Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $-0-

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year 2005 were $8,751.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2005 was $0.

Year ended December 31, 2004

Audit Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2004 were $350.644.

Audit-Related Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to the audit for the year ended December 31, 2004 were $-0-

Tax Fees: The aggregate fees, including expenses, billed by the Company’s principal accountant for services reasonably related to tax services during the year 2004 were $-0-

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by its principal accountant during year 2004 were $30,673

The Board of Directors has considered whether the provisions of the services covered above under the captions “Financial Information Systems Design and Implementation Fees” and “All Other Fees” is compatible with maintaining the auditor’s independence.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ener1, Inc.

Date: March 10, 2006	By:	/s/ Ronald Stewart
Ronald Stewart Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles Gassenheimer	Chairman of the Board, Director	March 10, 2006
Charles Gassenheimer

/s/ Ronald N. Stewart	Interim Chief Executive Officer, General Counsel and Secretary	March 10, 2006
Ronald N. Stewart	(Principal Executive Officer)

/s/ Gerard A. Herlihy	Chief Financial Officer	March 10, 2006
Gerard A. Herlihy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marshall Cogan	Director	March 10, 2006
Marshall Cogan

/s/ Karl Gruns	Director	March 10, 2006
Karl Gruns

/s/ Ludovico Manfredi	Director	March 10, 2006
Ludovico Manfredi

/s/ Dr Peter Novak	Director	March 10, 2006
Dr. Peter Novak

/s/ Mike Zoi	Director	March 9, 2006
Mike Zoi