Form 10QSB/A
period 2005-09-30
ENER1 INC
filed 2006-03-16
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common stock, par value $.01 per share	Outstanding as of December 31, 2005 347,455,751

Transitional Small Business Format (check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES
Form 10-QSB for the Quarter Ended September 30, 2005

INDEX

		Page
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheet (unaudited) as of
	September 30, 2005	4

	Consolidated Statements of Operations (unaudited)
	for the three and nine months ended September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows (unaudited)
	for the nine months ended September 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	23

Item 3A.	Controls and Procedures	25

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 5.	Other	26

Item 6.	Exhibits	27

	Signatures	28

Explanatory Note

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 2 to Quarterly Report on Form 10-QSB have been restated.

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

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," Ener1 determined that these options and warrants were derivatives because there was no explicit cap on the amount of shares that could be issued pursuant to the warrant and option agreements. On March 3, 2006, Ener1 filed Amendment No. 1 to the September 2005 10-QSB (the "Amended September 2005 10-QSB") which included restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2005 that reflected the additional gains and losses described in this paragraph.

On March 10, 2006, Ener1 determined that it was necessary to restate the financial statements included in the Amended September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to record deferred debentures costs and associated interest expense related to warrants issued to the placement agent for Ener1's senior secured convertible debentures due 2009 issued in January 2004. The financial statements and other financial information included in this Amendment No. 2 to the September 2005 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and nine months ended September 30, 2004 and 2005. These matters have been discussed by Ener1's authorized executive officers with the Company’s independent registered public accounting firm.

On March 10, 2006, Ener1 filed a restated Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Once Ener1's review of its financial statements for the interim periods ended March 31 and June 30, 2005 is complete, Ener1 will file reports with the Securities and Exchange Commission including restated financial statements for these periods as soon as practicable. Ener1 believes the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report. Ener1 does not expect any changes to the financial statements and other financial information included in this Quarterly Report resulting from the review of Ener1's historical financial statements described above to be material.

Part I. FINANCIAL INFORMATION
       Item 1. - Financial Statements
ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

September 30,
2005
(Restated)
ASSETS
Current assets
Cash and equivalents	$7,012
Prepaid expenses and other current assets	544
Due from related parties	204
Total current assets	7,760

Property and equipment, net	2,944
Investment in EnerStruct, Inc.	899
Deferred debenture costs, net of amortization
of $1,748 (Notes 5 and 6)	4,082
Other	255
Total assets	$15,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24
Accounts payable and accrued expenses	1,598
Liabilities of discontinued operations	307
Derivative liability on conversion features of securities (Note 8)	76,185
Total current liabilities	78,114

Long-term portion of installment loan	73
$19,700 convertible debentures, net of discount of $12,802 (Note 5)	6,898
$14,225 convertible debentures, net of discount of $10,531 (Note 6)	3,694

Redeemable convertible preferred stock (Note 7):
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding	3,790
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding	12,065
Total liabilities	104,634

Minority interest	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475
Paid in capital	75,401
Accumulated deficit	(167,570)
Total stockholders' deficit	(88,694)
Total liabilities and stockholders' deficit	$15,940

See accompanying notes to financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$25	$-	$60	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	-	532	2,132	1,048
General and administrative	2,500	1,278	7,565	5,138
Research and development	1,194	576	17,936	1,753
Total operating expenses	3,694	2,386	27,633	7,949
Net Loss from operations	(3,669)	(2,386)	(27,573)	(7,908)

Other income and (expense)
Interest	(3,026)	(2,004)	(8,295)	(5,239)
Equity in loss of EnerStruct, Inc.	(59)	(139)	(286)	(426)
Other	83	77	223	150
Gain (loss) on embedded derivative liability	(29,513)	6,467	45,958	84,167
Total other income (expense)	(32,515)	4,401	37,600	78,652

Income (loss) before income taxes	(36,184)	2,015	10,027	70,744
Income taxes	-	-	-	-
Net income (loss) before minority interest
and discontinued operations	(36,184)	2,015	10,027	70,744

Minority interest	-	-	3,760	-
Net income (loss) from continuing operations	(36,184)	2,015	13,787	70,744

Loss from discontinued operations	-	(5)	-	(7)
Net income (loss)	(36,184)	2,010	13,787	70,737

Preferred stock dividends	(1,024)	-	(2,855)	-

Net income (loss) attributable
to common shareholders	$(37,208)	$2,010	$10,932	$70,737

Net income (loss) per share, basic
Continuing operations	$(0.11)	$0.01	$0.03	$0.20
Discontinued operations	$-	$-	$-	$-
Net income (loss) per share, diluted
Continuing operations	$(0.11)	$-	$0.03	$0.17
Discontinued operations	$-	$-	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,276	347,456	346,966
Weighted average shares outstanding - Diluted	347,456	412,256	412,126	417,624

See accompanying notes to financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Restated)	(Restated)
Net income	$13,787	$70,737

Adjustments to reconcile net loss to cash used by operating activities:
Gain on embedded derivative liability	(45,958)	(84,167)
Research and development costs	10,527	-
Minority interest	(3,760)	-
Accretion of discount on debentures	4,202	2,959
Non cash interest expense related to financing costs	842	980
Depreciation	473	172
Compensation expense for stock options	815	925
Equity in loss from investment in Enerstruct	286	426
Changes in current assets and liabilities	(1,104)	(1,175)
Changes in assets and liabilities held for disposal	-	(5)
Net cash used in operating activities	(19,890)	(9,148)

Investing Activities:
Capital expenditures	(556)	(1,322)
Investment in Splinex	-	(150)
Net cash used in investing activities	(556)	(1,472)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	-
Repayment of related party notes	-	(1,041)
Repayment of guaranteed related party debt	-	(2,200)
Repayment of mortgage note payable	-	(704)
Repayment of bank loan	-	(1,600)
Repayment of bank installment loan	(17)	(8)
Proceeds from employee stock options exercised	-	22
Proceeds from exercise of warrants	-	1,050
Net cash provided by financing activities	13,367	14,046

Net increase (decrease) in cash and equivalents	(7,079)	3,426

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$7,012	$3,626

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(36,184)	$2,010	$13,787	$70,737
Add stock-based compensation
determined under intrinsic
value-based method	265	197	794	517
Less stock-based compensation
determined under fair value-
based method	(856)	(798)	(2,707)	(1,685)
Net income (loss) pro forma	(36,775)	1,409	11,874	69,569
Preferred stock dividends	(1,024)	-	(2,855)	-
Net income (loss) attributable
to common shareholders	$(37,799)	$1,409	$9,019	$69,569

Net income (loss) per share, basic
Continuing operations	$(0.11)	$-	$0.03	$0.20
Net income (loss) per share, diluted
Continuing operations	$(0.11)	$-	$0.02	$0.17

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales
EnerFuel, Inc.	$-	$-	$15	$-
EnerDel, Inc.	25	-	45	-
Ener1 Battery	-	-	-	41
Total Net Sales	$25	$-	$60	$41

Net income (loss)
Discontinued segments	$-	$(5)	$-	$(7)
Corporate	(33,852)	3,125	32,656	(458)
EnerDel, Inc.	(1,621)	-	(20,732)	74,206
Ener1 Battery	(23)	(828)	(119)	(2,092)
Ener1 Technologies Inc.	-	(3)	-	(13)
EnerFuel	(424)	(197)	(1,003)	(739)
NanoEner	(264)	(82)	(775)	(160)
Minority interest	-	-	3,760	-
Net income (loss)	$(36,184)	$2,010	$13,787	$70,737

Assets
Discontinued segments			$-	$2
Corporate			9,907	9,608
EnerDel, Inc.			4,527	-
Ener1 Battery			1,351	22,530
Ener1 Technologies Inc.			1	10
EnerFuel			49	305
NanoEner			105	68
Total assets			$15,940	$32,523

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

The 2004 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2005 Debentures (see Note 6).

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

The 2005 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2004 Debentures (see Note 5).

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

Ener1 issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 to the placement agent for the 2005 Debentures issuance. The fair market value of these warrants was $213,000 and was allocated to deferred debenture costs. Ener1 also incurred $1,091,000 in placement fees.

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

As discussed in Note 8, Ener1 is accounting for the warrants associated with the Series B Preferred Stock in accordance with SFAS 133 and EITF 00-19.

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

If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before the 4th anniversary of the filing date of the certificate of designation for the Series A Preferred Stock, the holders will have the option to require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. As a result, Ener1 has determined the preferred stock is mandatorily redeemable. Due to the mandatory redemption feature, the Series A Preferred Stock is reported as a liability consistent with SFAS 150.

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

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments other than the Series B Preferred Stock qualified for derivative accounting. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion features of the debentures and Series A preferred stock as embedded derivatives. Pursuant to SFAS 133, Ener1 bifurcated the conversion feature from the debentures and the Series A preferred stock, because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the Debentures. In addition, among other reasons, because there was no explicit cap on the amount of shares that could be issued pursuant to the conversion features or the warrant and option agreements, Ener1 determined the conversion features and the warrants and options met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities. Ener1 is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liability.” These derivative liabilities were not classified as such in Ener1's historical financial statements. In order to reflect the correction of these errors, Ener1 restated its financial statements for the year ended December 31, 2004 and for the periods ended March 31, 2005 and June 30, 2005.

The impact on the balance sheet as of September 30, 2005 and the statements of income for the nine months ended September 30, 2005 and 2004 is as follows (dollars in thousands):

	December 31,	September 30,	Gain		December 31,	September 30,	Gain
	2004	2005	(Loss)		2003	2004	(Loss)
2004 Debenture	$11,627	$6,918	$4,709		$-	$7,938	$11,934	(a)
2004 Debenture Warrants	11,040	6,720	4,320		-	8,320	(8,320)
2005 Debenture	-	6,686	1,280	(a)	-	-	-
2005 Debenture Warrants	-	4,680	(868)	(a)	-	-	-
EnerDel Series A Preferred Stock	1,183	-	1,183		-	-	-
Series A Warrants	5,944	3,426	2,518		-	-	-
Series B Warrants	7,096	4,145	1,866		-	-	-
Battery Warrants	57,960	33,810	24,150		96,600	37,950	58,650
Exchange Warrants	16,600	9,800	6,800		19,600	11,000	8,600
Itochu Stock Options	-	-	-		13,957	654	13,303
	$111,450	$76,185	$45,958		$130,157	$65,862	$84,167

(a) The original liability was recorded out of the proceeds of the debentures; therefore the gain (loss) in the first period after issuance of the instrument is not equal to the balance sheet amount.

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

The table below summarizes the exit and disposal costs of this change in strategy by each major cost type.

Description of Disposal Activity	Expected Liability Of Exit Activity	Amount Incurred For Three Month Period Ended September 30, 2005	Cumulative Amount Incurred As Of September 30, 2005

Personnel termination costs	$951,028	$80,996	$826,258
Contract termination costs (1)	1,830,908	214,000	214,000
Equipment relocation costs	150,000	--	--
	--	--	--

Total activity exit costs	$2,931,936	$294,996	$1,040,258

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

In June 2005, Ener1 signed a 37-month operating lease for office facilities in Fort Lauderdale to be used by EnerFuel, Inc. The lease provides for monthly rent of $8,819 a month plus charges for taxes and common area costs.

In June 2005, Ener1 signed a 12 month operating lease for office facilities in Fort Lauderdale to be used by NanoEner, Inc. The lease provides for monthly rent payments of $1,863 plus charges for taxes and common area costs.

14. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 2 to Quarterly Report on Form 10-QSB/A have been restated. On December 15, 2005, Ener1 concluded that it would be necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31 and June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 and 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures and the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel Inc. Series A Convertible Preferred Stock issued in November, 2004 ("Preferred Stock") and associated warrants and (3) the warrants to purchase common stock issued to Ener1 Group, Inc. in September 2002 and warrants to purchase common stock issued to purchasers of Ener1's Series B Preferred Stock.  On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. On March 3, 2006, Ener1 filed Amendment No. 1 to Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "Amended September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

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

On March 10, 2006, Ener1 determined that it was necessary to restate the financial statements included in the Amended September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for the 2004 Debentures. The financial statements and other financial information included in this is Amendment No. 2 to the September 2005 10-QSB have been restated accordingly.

The impact of the adjustments related to the classification of and accounting for the conversion features and warrants and options on Ener1's consolidated statements of operations for the three and nine months ended September 30, 2004, as reported in Ener1's Quarterly Report on Form 10-QSB for the three months ended September 30, 2004, are summarized below:  (dollars and shares in thousands, other than per share information).

	Three Months Ended September 30, 2004
	As Previously Reported	Adjustment		As restated
Gross profit	$-	$-		$-

Total operating expenses	2,538	(152)	(1)	2,386
Loss from operations	(2,538)			(2,386)

Other income and (expense)
Interest	(666)	(1,338)	(1) (2) (4)	(2,004)
Equity in loss of EnerStruct, Inc.	(139)	-		(139)
Other	77	-		77
Gain on embedded derivative liability	-	6,467	(3)	6,467
Total other income (expense)	(728)	5,129		4,401

Net income (loss) before minority interest
and discontinued operations	(3,266)	5,281		2,015
Minority interest	-	-		-
Net income (loss) from continuing operations	(3,266)	5,281		2,015
Loss from discontinued operations	(5)	-		(5)
Net income (loss)	$(3,271)	$5,281		$2,010

Net income (loss) per share, basic
Continuing operations	$(0.01)	0.02		$0.01
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.01)	0.01		$-
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,276			347,276
Weighted average shares outstanding - Diluted	412,256			412,256

(1)	Change due to correction of deferred financing cost on the 2004 Debenture and reclassification of associated amortization from operating expense to interest expense (see Note 5)
(2)	Change due to the recording of the debt discount related to the 2004 Debenture of $959. (see Note 5)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Notes 5 & 8)
(4)	Change due to the recording of the amortization of placement agent warrant costs on 2004 Debentures.

	Nine Months Ended September 30, 2004
	As Previously Reported	Adjustment		As restated
Gross profit	$31	$-		$31

Total operating expenses	8,397	(458)	(1)	7,939
Loss from operations	(8,366)	458		(7,908)

Other income and (expense)
Interest	(1,143)	(4,096)	(1) (2) (4)	(5,239)
Equity in loss of EnerStruct, Inc.	(426)	-		(426)
Other	150	-		150
Gain on embedded derivative liability	-	84,167	(3)	84,167
Total other income (expense)	(1,419)	80,071		78,652

Net income (loss) before minority interest
and discontinued operations	(9,785)	80,529		70,744

Minority interest	-	-		-
Net income (loss) from continuing operations	(9,785)	80,529		70,744
		-
Loss from discontinued operations	(7)	-		(7)
Net income (loss)	$(9,792)	$80,529		$70,737

Net income (loss) per share, basic
Continuing operations	$(0.03)	0.23		$0.20
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.03)	0.20		$0.17
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	346,966			346,966
Weighted average shares outstanding - Diluted	417,624			417,624

(1)	Change due to correction of deferred financing cost on the 2004 Debenture and reclassification of associated amortization from operating expense to interest expense (see Note 5)
(2)	Change due to the recording of the debt discount related to the 2004 Debenture of $2,959. (see Note 5)
(3)	Change due to the gain on the derivative liabilities not previously recorded ( see Notes 5 & 8)
(4)	Change due to the recording of the amortization of placement agent warrant costs on 2004 Debentures of $458.

The impact of the adjustments related to the classification of and accounting for the conversion features and warrants and options on Ener1's consolidated statements of operations for the three and nine months ended September 30, 2005, as reported in Ener1's Quarterly Report on Form 10-QSB for the three months ended September 30, 2005 filed January 5, 2006, are summarized below:  (dollars and shares in thousands, other than per share information).

	Three Months Ended September 30, 2005
	As Previously Reported	Adjustment		As restated
Gross profit	$25	$-		$25

Total operating expenses	4,001	(307)	(2)	3,694
Loss from operations	(3,976)	307		(3,669)

Other income and (expense)
Interest	(2,566)	(460)	(2)	(3,026)
Equity in loss of EnerStruct, Inc.	(59)	-		(59)
Other	83	-		83
Gain on embedded derivative liability	(26,101)	(3,412)	(1)	(29,513)
Total other income (expense)	(28,643)	(3,872)		(32,515)

Net income (loss) before minority interest
and discontinued operations	(32,619)	(3,565)		(36,184)

Minority interest	-	-		-
Net income (loss) from continuing operations	(32,619)	(3,565)		(36,184)
-
Loss from discontinued operations	-	-		-
Net income (loss)	(32,619)	(3,565)		(36,184)
Preferred stock dividends	(1,024)	-		(1,024)
Net income (loss) attributable
to common shareholders	$(33,643)	$(3,565)		$(37,208)

Net income (loss) per share, basic
Continuing operations	$(0.09)	$(0.02)		$(0.11)
Discontinued operations	$-	$-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.09)	$(0.02)		$(0.11)
Discontinued operations	$-	$-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456			347,456
Weighted average shares outstanding - Diluted	347,456			347,456

(1)	Change due to the gain on the derivative liabilities not previously recorded
(2)
Change due to the recording of the amortization of placement agent warrant costs on 2004 Debentures and reclassification of amortization of deferred debenture costs from operating expense to interest expense.

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustment		As restated
Gross profit	$60	$-		$60

Total operating expenses	28,502	(869)	(2)	27,633
Loss from operations	(28,442)	869		(27,573)

Other income and (expense)
Interest	(6,968)	(1,327)	(2)	(8,295)
Equity in loss of EnerStruct, Inc.	(286)	-		(286)
Other	223	-		223
Gain on embedded derivative liability	39,158	6,800	(1)	45,958
Total other income (expense)	32,127	5,473		37,600

Net income (loss) before minority interest
and discontinued operations	3,685	6,342		10,027

Minority interest	3,760	-		3,760
Net income (loss) from continuing operations	7,445	6,342		13,787

Loss from discontinued operations	-	-		-
Net income (loss)	7,445	6,342		13,787
Preferred stock dividends	(2,855)	-		(2,855)
Net income (loss) attributable
to common shareholders	$4,590	$6,342		$10,932
		-
Net income (loss) per share, basic
Continuing operations	$0.02	0.01		$0.03
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$0.02	0.01		$0.03
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456			347,456
Weighted average shares outstanding - Diluted	412,126			412,126

(1)	Change due to the gain on the derivative liabilities not previously recorded
(2)
Change due to the recording of the amortization of placement agent warrant costs on 2004 Debentures and reclassification of amortization of deferred debenture costs from operating expense to interest expense .

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of September 30, 2005 and 2004. The following tables set forth the effects of the restatement adjustments on Ener1's consolidated balance sheet as of September 30, 2004 and 2005 (dollars in thousands):

	As of September 30, 2005
	As Previously Reported	Adjustment		As restated
ASSETS
Total current assets	$7,760			$7,760
Property and equipment, net	2,944			2,944
Investment in EnerStruct, Inc.	899			899
Deferred debenture costs, net	2,099	1,983	(2)	4,082
Other	255			255
Total assets	$13,957	$1,983		$15,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability on conversion features of securities	66,385	9,800	(1)	76,185
Other current liabilities	1,929	-		1,929
Total current liabilities	68,314	9,800		78,114

Long-term debt	73	-		73
$19,700 convertible debentures	6,898	-		6,898
$14,225 convertible debentures	3,694	-		3,694

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	3,790	-		3,790
Series B Preferred	12,065	-		12,065
Total liabilities	94,834	9,800		104,634
Total stockholders' deficit	(80,877)	(7,817)		(88,694)
Total liabilities and stockholders' deficit	$13,957	$1,983		$15,940

(1)	Change due to recording of a liability for warrants determined to be a derivative.
(2)	Change due to the recording of deferred financing costs on the 2004 Debentures, net of accumulated amortization.

	As of September 30, 2004
	As Previously Reported	Adjustment		As restated
ASSETS
Total current assets	$3,961			$3,961
Property and equipment, net	23,311			23,311
Deferred debenture costs	-	3,621	(1) (5)	3,621
Other assets	1,630			1,630
Total	$28,902	3,621		$32,523

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability on conversion features of securities	-	65,990	(2) (4)	65,990
Other current liabilities	1,916	-		1,916
Total current liabilities	1,916	65,990		67,906

Long-term debt	97			97
$19,700 convertible debentures	-	2,959	(3)	2,959
Total liabilities	2,013	68,949		70,962
Total stockholders' deficit	26,889	(65,328)		(38,439)
Total	$28,902	$3,621		$32,523

(1)	Change due to recording of $1,253 of deferred financing cost on the 2004 Debenture, net of amortization. (see Note 5)
(2)	Change due to the recording of a liability for warrants determined to be a derivative (see Note 8)
(3)	Change due to recording of discount on the 2004 Debenture (see Note 5)
(4)	Change due to the recording of the derivatives on the 2004 Debenture (see Note 5)
(5)	Change due to the recording of $2,368 of deferred financing costs on the 2004 Debentures, net of accumulated amortization

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

On June 25, 2005, as compensation for serving as Board Director and Chairman of the Audit Committee, Karl Gruns received 50,000 options to purchase shares at $.35, which vested immediately.

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

On April 12, 2005, EnerDel and an affiliated party, Enerstruct, entered into an agreement under which Enerstruct agreed to provide engineering and consulting services to EnerDel. Enerstruct also gave EnerDel the option to license from Enerstruct certain battery cell and manufacturing technologies. On June 23, 2005, EnerDel decided to acquire these technologies. At that time, EnerDel reduced the work force at its manufacturing facility in Indianapolis, Indiana by eliminating functions related to EnerDel's existing technology.

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

We have experienced net operating losses since 1997, negative cash flows from operations since 1999, and have an accumulated deficit of $168 million as of September 30, 2005. It is likely that our operations will continue to incur negative cash flows through September 30, 2006 and additional financing will be required to fund our planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

Results of Operations

Net Sales

Our net sales for the three-month and nine-month periods ended September 30, 2005 were $25,000 and $60,000, respectively. Net sales for the three and nine month periods ended September 30, 2004 were $0 and $41,000, respectively. All sales consisted of sample sales of lithium batteries and fuel cell components.

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

General and Administrative (“G&A”) Expenses

G&A expenses for the three and nine month periods ended September 30, 2005 increased by 96% or $1,222,000 to $2,500,000 and 47% or $2,427,000 to 7,565,000, respectively, when compared to the same periods in 2004. The increase of $1,222,000 for the three months ended September 30, 2005 was due primarily to an increase of $1.1 million as a result of the inclusion of EnerDel expenses for the three month period ended September 30, 2005, an increase of $24,000 due to hiring by NanoEner of executive personnel, an increase in rent of $64,000 due to three new operating leases for Corporate Administration, Fuel Cell and NanoEner, and an increase of $57,000 in professional fees. The increase of $2.4 million for the nine months ended September 30 was due primarily to an increase of approximately $3.8 million as a result of the inclusion of EnerDel expenses in the nine month period ended September 30, 2005, offset by a decrease of approximately $800,000 due to the termination of supercapacitor R&D activities by Ener1, Inc. and Ener1 Ukraine.

Gain (loss) on derivative liability

The gain (loss) on derivative liability for the three months ended September 30, 2005 decreased by $36 million from a gain of $6,467,000 to a loss of $29,513,000, compared to the prior year period. The gain on derivative liability for the nine months ended September 30, 2005 decreased by $38 million from $84,167,000 to $45,958,000, compared to the prior year period. These decreases were due to corresponding decreases in the reported value of freestanding derivatives and embedded derivatives resulting from decreases in the market value of our common stock as of each period-end.

Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of $100 million. During the nine months ended September 30, 2005, our working capital increased by $30 million, resulting in negative working capital of $70 million as of September 30, 2005. Working capital as of September 30, 2005 included $7.0 million in cash and $0.7 million in prepaid expenses and other current assets, offset by $1.6 million in accounts payable, accrued expenses and accrued exit costs and $76 million in derivative liabilities on conversion features of securities. For the nine months ended September 30, 2005, net cash used in operating activities totaled $19.9 million. However, during the same period, we received $13.1 million from the sale of our $14,225,000 Senior Secured Convertible Debentures due in March 2009 and $250,000 from the sale of our Series B Preferred Stock to Ener1 Group, Inc.

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

Item 5. Other Information

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 2 to Quarterly Report on Form 10-QSB have been restated.

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

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. In accordance with Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock," Ener1 determined that these options and warrants were derivatives because there was no explicit cap on the amount of shares that could be issued pursuant to the warrant and option agreements. On March 3, 206, Ener1 filed Amendment No. 1 to the September 2005 10-QSB (the "Amended September 2005 10-QSB") which included restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2005 that reflected the additional gains and losses described in this paragraph.

On March 10, 2006, Ener1 determined that it was necessary to restate the financial statements included in the Amended September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for Ener1's senior secured convertible debentures due 2009 issued in January 2004. The financial statements and other financial information included in this Amendment No. 2 to the September 2005 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and nine months ended September 30, 2004 and 2005. These matters have been discussed by Ener1's authorized executive officers with Malone & Bailey, the independent registered public accounting firm that reviewed Ener1's financial statements included in the September 2005 10-QSB.

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

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Quarterly Report on Form 10-QSB to be signed on its behalf of the undersigned thereunto duly authorized.

ENER1, INC.

Dated: March 15, 2006	By:	/s/ Ronald Stewart
Ronald Stewart
Chief Executive Officer
(Principal Executive Officer)

Dated: March 15, 2006	By:	/s/ Gerard Herlihy
Gerard Herlihy
Chief Financial Officer
(Principal Financial and Accounting Officer)