Form 10QSB/A
period 2005-03-31
ENER1 INC
filed 2006-03-24
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File Number 0-21138

ENER1, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2479377
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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
Yes  ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of
Common stock, par value	May 12, 2005
$.01 per share	347,455,751

Transitional Small Business Format (check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended March 31, 2005

INDEX
		Page
Part I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheet
	(unaudited) as of March 31, 2005	4

	Condensed Consolidated Statements of
	Operations (unaudited) for the three
	months ended March 31, 2005 and 2004	5

	Condensed Consolidated Statements of
	Cash Flows (unaudited) for the three
	months ended March 31, 2005 and 2004	6

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	27

Item 3	Controls and Procedures	29

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6	Exhibits	31

Signatures	.	33

Explanatory Note

The consolidated financial statements for the three months ended March 31, 2004 and 2005 and related disclosures included in this Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated.

During the fourth quarter of 2005, Ener1 determined that it was necessary to restate its previously issued financial statements for the three months ended March 31, 2004 and 2005 to reflect additional gains and losses related to the classification of and accounting for: (1) the conversion features of Ener1's senior secured convertible debentures due 2009 and the associated warrants, (2) the amortization expense associated with the discount recorded with respect to Ener1's senior secured convertible debentures due 2009 and financing costs incurred in connection with the issuance of this debt, (3) the  conversion features associated with the preferred stock issued by Ener1's subsidiary and the associated warrants and (4) warrants issued by Ener1 including the warrants issued to Ener1 Group, Inc. in September 2002 and warrants associated with Ener1's preferred stock. In March 2006, Ener1 determined that it was also necessary to restate its previously issued financial statements for the three months ended March 31, 2004 and 2005 to reflect additional gains and losses related to the classification of and accounting for options to purchase Ener1's common stock issued to a business partner in July 2003 and warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003, and to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for Ener1's senior secured convertible debentures due 2009 issued in January 2004.

On December 21, 2005, Ener1 filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing its determination that its previously issued financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and its Quarterly Reports on Form 10-QSB for the interim periods ended March 31 and June 30, 2005 will be restated. The financial statements and other financial information included in this Amendment No. 1 to the March 31, 2005 10-QSB have been restated accordingly.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report except Ener1 has included the foregoing restatements in Part I, Item 1, Ener1 has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 to reflect these restatements and Ener1 has updated the disclosure in Part 1, Item 3 in order to reflect the impact the need for these restatements has had on its evaluation of the effectiveness of its disclosure controls and procedures as of March 31, 2005.

 ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

March 31,
2005
(Restated)
ASSETS
Current assets
Cash and equivalents	$20,978
Prepaid expenses and other current assets	219
Due from related parties	148
Total current assets	21,345

Property and equipment, net	13,213
Investment in EnerStruct, Inc.	1,016
Deferred debenture costs, net of amortization
of $1,159	4,672
Other	237
Total assets	$40,483

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$23
Accounts payable and accrued expenses	1,979
Liabilities of discontinued operations	307
Derivative liability	88,640
Total current liabilities	90,949

Long-term portion of installment loan	85
$19,700 convertible debentures, net of discount of $14,772	4,928
$14,225 convertible debentures, net of discount of $11,608	2,617

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	3,186
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	11,003
Total liabilities	112,768

Minority interest	3,227
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475
Paid in capital	75,307
Accumulated deficit	(154,294)
Total stockholders' deficit	(75,512)
Total liabilities and stockholders' deficit	$40,483

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Net sales	$21	$30
Cost of sales	-	10
Gross profit	21	20

Operating expenses
Manufacturing pre-production costs	793	-
General and administrative	2,768	2,307
Research and development	2,254	510
Total operating expenses	5,815	2,817
Net Loss from operations	(5,794)	(2,797)

Other income and (expense)
Interest	(2,257)	(1,602)
Equity in loss of EnerStruct, Inc.	(169)	(156)
Other	52	23
Gain on derivative liability	34,588	63,239
Total other income (expense)	32,214	61,504

Income before income taxes	26,420	58,707
Income taxes	-	-
Net income before minority interest
and discontinued operations	26,420	58,707
Minority interest	643	-
Net income from continuing operations	27,063	58,707
Loss from discontinued operations	-	(2)
Net income	27,063	58,705
Preferred stock dividends	(1,210)	-
Net income attributable
to common shareholders	$25,853	$58,705

Net income per share, basic
Continuing operations	$0.07	$0.17
Discontinued operations	$-	$-
Net income per share, diluted
Continuing operations	$0.06	$0.14
Discontinued operations	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	346,446
Weighted average shares outstanding - Diluted	417,907	420,083

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands except share data)

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)

Net income	$27,063	$58,705

Adjustments to reconcile net loss to cash used by operating activities:
Gain on derivative liability	(34,588)	(63,239)
Minority interest	(643)	-
Accretion of discount on debentures	1,156	1,000
Non cash interest expense related to financing costs	245	226
Depreciation	302	41
Compensation expense for stock options	282	457
Equity in loss from investment in Enerstruct	169	156
Changes in current assets and liabilities	(324)	(1,229)
Changes in assets and liabilities held for disposal	-	(105)
Net cash used in operating activities	(6,338)	(3,988)

Investing Activities:
Capital expenditures	(153)	(327)
Net cash used in investing activities	(153)	(327)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	-
Repayment of related party notes	-	(1,041)
Repayment of guaranteed related party debt	-	(2,200)
Repayment of mortgage note payable	-	(704)
Repayment of bank loan	-	(1,600)
Repayment of bank installment loan	(6)	-
Proceeds from employee stock options exercised	-	18
Proceeds from exercise of warrants	-	1,050
Net cash provided by financing activities	13,378	14,050

Net increase in cash and equivalents	6,887	9,735
Cash and cash equivalents beginning balance	14,091	200
Cash and cash equivalents ending balance	$20,978	$9,935

 See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The audited financial statements at December 31, 2004, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999 through March 31, 2005, and has an accumulated deficit of $154 million as of March 31, 2005. It is likely that the Company’s operations will continue to incur negative cash flows through March 31, 2006, and additional financing will be required to fund the Company’s planned operations. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Discontinued Operations

Effective December 2003, the Company’s Digital Media/EnerLook segment was deemed by the Company to be held-for-sale, and certain of the revenues, expenses, assets and liabilities of this segment were classified as discontinued operations. Substantially all remaining resources were redirected to the Company’s continuing operations; accordingly, these costs are included in continuing operations.

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

Stock Compensation: Options granted to employees under the Company’s Stock Option Plans are accounted for by using the intrinsic method under APB Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which defines a fair value base method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized for grants under the stock option plans only when the exercise prices of employee stock options are less than the market prices or fair values of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all awards consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have been as indicated below for the three month periods ended March 31, 2005 and 2004:

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)
Net income as reported	$27,063	$58,705
Plus stock-based compensation
determined under intrinsic value-based method	265	271
Less stock-based compensation
determined under fair value-based method	(931)	(637)
Net income pro forma	26,397	58,339
Preferred stock dividends	(1,210)	-
Net income attributable
to common shareholders pro forma	$25,187	$58,339

Net income per share, pro forma basic	$0.07	$0.17

Net income per share, pro forma diluted	$0.06	$0.14

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

Recently Issued Accounting Pronouncements and Interpretations:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43”. SFAS No.151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company’s consolidated financial position or results of operations.

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

	Three Months Ended
	March 31,
	2005	2004
	(Restated)	(Restated)

Net sales
EnerFuel, Inc.	$15	$-
EnerDel, Inc.	6	-
Ener1 Battery	-	30
Total Net Sales	$21	$30

Net income (loss)
Corporate	30,244	59,420
Discontinued segments	-	(2)
EnerDel, Inc.	(3,215)	-
Ener1 Battery	(51)	(438)
EnerFuel	(270)	(275)
NanoEner	(288)	-
Minority interest	643	-
Net income (loss)	$27,063	$58,705

Assets
Corporate	17,612	16,430
Discontinued segments	-	123
EnerDel, Inc.	21,487	-
Ener1 Battery	1,370	22,337
Ener1 Technologies Inc.	-	10
EnerFuel	8	-
NanoEner	6	-
Total assets	$40,483	$38,900

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

On March 11, 2005, the Company issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 and warrants to purchase up to 7,112,500 shares of common stock, in a private placement (See Note 15).

9. $19,700,000 CONVERTIBLE DEBENTURES

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

At the issuance date, the 2004 Debentures were convertible by the holder at any time into common shares at a price of $1.25 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of March 31, 2005, the conversion price was $1.23.

Ener1 may require that a specified amount of the principal of the 2004 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

During 2004, a holder of the 2004 Debentures converted $300,000 of principal into common shares. The conversion was accounted for by debiting the principal amount of the 2004 Debentures and crediting common stock and additional paid in capital by this amount. Ener1 also adjusted the conversion option derivative to its fair value immediately prior to conversion through adjustments to gain (loss) on derivative liability and then reduced the derivative liability by the proportionate amount of principal converted by crediting paid in capital.

Interest is due quarterly. The initial rate was 5%, but was subject to increases if Ener1 did not achieve specific milestones by certain dates. Ener1 did not achieve all of these milestones, and the rate was increased to 7.5% as of July 19, 2004 and the rate increased again to 15% as of January 30, 2005. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $1,856,000 has been paid, $0.00 interest was accrued at March 31, 2005 and $261,506 interest has been converted.

From January 20, 2007 to January 20, 2008, Ener1 may prepay some or the entire principal at a price of 103% of unpaid principal plus accrued interest. From January 21, 2008 to January 20, 2009, Ener1 may prepay some or the entire principal at 101% of unpaid principal plus accrued interest.

The 2004 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2005 Convertible Debentures (see Note 10).

In the event of any default or fundamental change as defined under the 2004 Debentures, the holder will be entitled to require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal and accrued interest.

Ener1 is required under the terms of the 2004 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements are not available for use, Ener1 is required to make certain payments to the purchasers of the 2004 Debentures (the "registration delay payments"). Payments would accrue at the rate of 1.5% of principal or approximately $295,000 per month until January 20, 2006, at which time the obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures ends.

The warrants issued in connection with the issuance of the 2004 Debentures had an exercise price of $2.51 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current exercise price. As of March 31, 2005, the exercise price was $2.37 per share. The warrants are exercisable at any time through January 20, 2010.

Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 to the placement agent for the 2004 Debentures issuance. Ener1 also incurred $1,200,000 in placement fees.

As discussed in Note 12, Ener1 is accounting for the conversion option in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19").

 10. $14,225,000 CONVERTIBLE DEBENTURES

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

Ener1 is required under the terms of the 2005 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements are not available for use or Ener1 fails to maintain the listing of its common stock, Ener1 is required to make certain payments to the purchasers of the 2005 Debentures (the "registration delay payments"). Registration delay payments would accrue at a fixed rate of $213,375 per month until the 2005 Debenture holders are able to use the resale registration statement and until Ener1’s common stock is quoted on the OTC Bulletin Board or other exchange.

At the issuance date, the 2005 Debentures are convertible by the holder at any time into common shares at a price of $1.00 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of March 31, 2005, the conversion price was $1.00.

Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

Interest is due quarterly. The current interest rate is 7.5% and will increase to 15% per year if Ener1 fails to meet certain milestones as of the first anniversary of the date of issuance of the 2005 Debentures. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $53,000 has been paid, no interest was accrued at March 31, 2005 and no interest has been converted.

At any time on or after March 14, 2008, Ener1 may prepay some or the entire principal of the 2005 Debentures at 103% of the principal, plus accrued interest.

The 2005 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2004 Debentures (see Note 9).

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

As discussed in Note 12, Ener1 is accounting for the conversion option in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 and EITF 00-19.

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

In connection with the issuances of its Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.65 and $0.80 for October 2004 and February 2005, respectively; expected volatility of 207%; risk free interest rate of approximately 1.79% and 2.50% for October 2004 and February 2005, respectively; and a term of ten years.

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

As discussed in Note 12, Ener1 is accounting for the warrants and conversion option in accordance with SFAS 133.

The issuance proceeds were allocated between the Series A Preferred Stock, the warrants and the conversion option using the with-and-without method in accordance with SFAS 133.  The proceeds were allocated $4,620,000 to the fair value of the warrants, $1,183,000 to the fair value of the conversion option, and the remaining $2,197,000 was allocated to the series A Preferred Stock.

As discussed in Note 12, Ener1 assessed whether the conversion feature should be accounted for as a derivative under SFAS 133. In accordance with EITF 00-19, Ener1 accounted for the conversion option as a derivative under SFAS 133. When the term of the conversion option expired in January 2005, the remaining liability of $1,183,000 was recorded as unrealized gain on embedded derivative in the first quarter of 2005.

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

The following are the components of redeemable preferred stock as of March 31, 2005 (in thousands):

	EnerDel	Ener1
	Series A	Series B	Total

Face value	$8,000	$15,250	$23,250

Less fair value of embedded
derivatives	(5,803)	(5,514)	(11,317)
Accumulated accretion
of discounts	695	801	1,496

Cumulative dividends	294	466	760

Carrying value	$3,186	$11,003	$14,189

12. Derivatives

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

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments other than the Series B Preferred Stock qualified for derivative accounting. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion features of the debentures and Series A preferred stock as embedded derivatives. Pursuant to SFAS 133, Ener1 bifurcated the conversion feature from the debentures and the Series A preferred stock, because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the Debentures. In addition, among other reasons, because there was no explicit cap on the amount of shares that could be issued pursuant to the conversion features or the warrant and option agreements, Ener1 determined the conversion features and the warrants and options met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities. Ener1 is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liabilities.” These derivative liabilities were not classified as such in Ener1's historical financial statements. In order to reflect the correction of these errors, Ener1 has restated its financial statements for the year ended December 31, 2004 and for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005 and filed amendments to its reports with the Commission reflecting these restatements.

The impact on the balance sheet as of March 31, 2005 and the statements of income for the three months ended March 31, 2005 and 2004 is as follows (dollars in thousands):

	December 31,	March 31,	Gain			December 31,	March 31,	Gain
	2004	2005	(Loss)			2003	2004	(Loss)

2004 Debenture	$11,627	$6,246	$5,381			$-	$10,240	$83	(a	)
2004 Debenture Warrants	11,040	4,960	6,080			-	9,600	77	(a	)
2005 Debenture	-	6,544	1,422	(a	)	-	-	-
2005 Debenture Warrants	-	4,452	(640)	(a	)	-	-	-
EnerDel Series A Preferred Stock	1,183	-	1,183			-	-	-
Series A Warrants	5,944	4,008	1,936			-	-	-
Series B Warrants	7,096	5,700	1,396			-	-	-
Battery Warrants	57,960	46,230	11,730			96,600	51,750	44,850
Exchange Warrants	16,600	10,500	6,100			19,600	14,300	5,300
Itochu Stock Options	-	-	-			13,957	1,028	12,929
	$111,450	$88,640	$34,588			$130,157	$86,918	$63,239

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

Summarized information of EnerStruct is as follows as of March 31, 2005 and for the three month period then ended:

Cash	$985,697
Total assets	1,423,332
Total liabilities	37,340
Net loss	$(344,999)

14.     RELATED PARTY TRANSACTIONS:

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

15.     ENERDEL FORMATION

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

The primary assumption used in the application of the Multi-Period Excess Earnings Model is the discount rate used to calculate present value. The discount rate employed in the valuation of the assets contributed by Delphi to EnerDel was 26.3%

16.     ENER1 GROUP FINANCING

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

17. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

The consolidated financial statements for the three months ended March 31, 2004 and 2005 and related disclosures included in this Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated. On December 15, 2005, Ener1 concluded that it would be necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31 and June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 and 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures and the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel Inc. Series A Convertible Preferred Stock issued in November, 2004 ("Preferred Stock") and associated warrants and (3) the warrants to purchase common stock issued to Ener1 Group, Inc. in September 2002 and warrants to purchase common stock issued to purchasers of Ener1's Series B Preferred Stock. In March 2006, Ener1 determined that it was also necessary to restate its previously issued financial statements for the three months ended March 31, 2004 and 2005 to reflect additional gains and losses related to the classification of and accounting for options to purchase Ener1's common stock issued to a business partner in July 2003 and warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003, and to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for the 2004 Debentures.

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

The financial statements and other financial information included in this is Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated in accordance with the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants and options on Ener1's consolidated statements of operations for the three months ended March 31, 2004 and 2005 are summarized below:  (dollars and shares in thousands, other than per share information).

	Three Months Ended
	March 31, 2005

	As Previously
	Reported	Adjustment		As restated
Gross profit	$21	$-		$21

Total operating expenses	5,982	(167)	(1)	5,815
Loss from operations	(5,961)	167		(5,794)

Other income and (expense)
Interest	(750)	(1,507)	(1) (2)	(2,257)
Equity in loss of EnerStruct, Inc.	(169)	-		(169)
Other	52	-		52
Gain on derivative liability	-	34,588	(3)	34,588
Total other income (expense)	(867)	33,081		32,214

Net income (loss) before minority interest
and discontinued operations	(6,828)	33,248		26,420

Minority interest	643	-		643
Net income (loss) from continuing operations	(6,185)	33,248		27,063
Loss from discontinued operations	-	-		-
Net income (loss)	(6,185)	33,248		27,063
Preferred stock dividends	(987)	(223)		(1,210)
Net income (loss) attributable
to common shareholders	$(7,172)	$33,025		$25,853

Net income (loss) per share, basic
Continuing operations	$(0.02)	$0.09		$0.07
Discontinued operations	$-	$-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.02)	$0.08		$0.06
Discontinued operations	$-	$-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456			347,456
Weighted average shares outstanding - Diluted	347,456			417,907

(1)
Change due to correction of deferred financing cost on the 2004 Debentures and 2005 Debentures and reclassification of associated amortization from operating expense to interest expense (see Notes 9 and 10).

(2)	Change due to the recording of the debt discount related to the 2004 Debentures and 2005 Debentures (see Note 9 and 10)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Note 12)

	Three Months Ended
	March 31, 2004

	As Previously
	Reported	Adjustment		As restated
Gross profit	$20	$-		$20

Total operating expenses	2,970	(153)	(1)	2,817
Loss from operations	(2,950)	(153)		(2,797)

Other income and (expense)
Interest	(223)	(1,379)	(1) (2)	(1,602)
Equity in loss of EnerStruct, Inc.	(156)	-		(156)
Other	23	-		23
Gain on derivative liability	-	63,239	(3)	63,239
Total other income (expense)	(356)	61,860		61,504

Net income (loss) from continuing operations	(3,306)	62,013		58,707
Loss from discontinued operations	(2)	-		(2)
Net income (loss)	$(3,308)	$62,013		$58,705

Net income (loss) per share, basic
Continuing operations	$(0.01)	0.18		$0.17
Discontinued operations	$-	-
Net income (loss) per share, diluted
Continuing operations	$(0.01)	0.15		0.14
Discontinued operations	$-	-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	346,446			346,446
Weighted average shares outstanding - Diluted	346,446			420,083

(1)	Change due to correction of deferred financing cost on the 2004 Debentures (see Note 10) and reclassification of associated amortization from operating expense to interest expense.
(2)	Change due to the recording of the debt discount related to the 2004 Debentures (see Note 10)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Note 12)

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of March 31, 2005 and 2004. The following tables set forth the effects of the restatement adjustments on Ener1's 2005 and 2004 consolidated balance sheet (dollars in thousands):

	As of March 31, 2005

	As Previously
	Reported	Adjustment		As restated
ASSETS
Total current assets	$21,345			$21,345

Property and equipment, net	13,213			13,213
Investment in EnerStruct, Inc.	1,016			1,016
Deferred debenture costs	1,034	3,638	(1)	4,672
Other	237			237
Total assets	$36,845	$3,638		$40,483

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability	-	88,640	(2)	88,640
Other current liabilities	2,309	-		2,309
Total current liabilities	2,309	88,640		2,309

Long-term debt	85	-		85
$19,700 convertible debentures	-	4,928	(3)	4,928
$14,225 convertible debentures	11,306	(8,689)	(3)	2,617

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	4,591	(1,405)	(4)	3,186

Series B Preferred	11,660	(657)	(4)	11,003
Total liabilities	29,951	(82,817)		112,768

Minority interest	3,227	-		3,227
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Total stockholders' deficit	3,667	(79,179)	(5)	(75,512)
Total liabilities and stockholders' deficit	$36,845	$(3,638)		$40,483

(1)	Change due to recording of deferred financing cost on the 2004 Debentures and 2005 Debentures (see Note 9 and 10)
(2)	Change due to the recording of a liability for warrants and conversion features determined to be a derivative (see Note 12)
(3)	Change due to recording of discount on the 2004 Debentures and 2005 Debentures (see Note 9 and 10)
(4)	Change due to the amortization of discount on preferred stock (See note 11).
(5)	Change due to recording derivatives and the discount on 2004 Debentures and 2005 Debentures and amortization of deferred debenture costs and discount on preferred stock

	As of March 31, 2004

	As Previously
	Reported	Adjustment		As restated
ASSETS
Total current assets	$10,482			$10,482

Property and equipment, net	22,447			22,447
Investment in EnerStruct, Inc.	1,620			1,620
Deferred debenture costs		4,300	(1)	4,300
Other	51			51
Total assets	$34,600	$4,300		$38,900

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability	-	86,918	(2)	86,918
Other current liabilities	1,893			1,893
Total current liabilities	1,893	86,918		88,811

Long-term debt	107			107
$19,700 convertible debentures	-	1,000	(3)	1,000
Total liabilities	2,000	87,918		89,918

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Total stockholders' deficit	32,600	(83,618	) (4)	(51,018)
Total liabilities and stockholders' deficit	$34,600	$4,300		$38,900

(1)	Change due to recording of deferred financing cost on the 2004 Debentures (see Note 9)
(2)	Change due to recording of a liability for warrants and conversion features determined to be a derivative (see Note 12)
(3)	Change due to recording of amortization of discount on the 2004 Debentures (see Note 9)
(4)	Change due to recording derivatives and the discount on 2004 Debentures and amortization of deferred debenture costs and discount on preferred stock

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

19.        STOCK AND OPTION ISSUANCES DURING QUARTER ENDED MARCH 31, 2005

Effective March 1, 2005, pursuant to a financing commitment agreement between the Company and Ener1 Group, (Note 10), the Company issued 2,500 shares of Series B Convertible Preferred Stock to Ener1 Group.

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

Effective March 14, 2005, pursuant to the issuance of a convertible debenture in the amount of $2,878.000, (See Note 10), 863,400 shares of detachable warrants at an exercise price of $1.15 and 575,600 shares of detachable warrants at an exercise price of $1.25 were granted to Satellite Strategic Finance Associates, LLC.

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

Results of Operations

Net Sales We had no significant sales from continuing operations in either of the three month periods ended March 31, 2005 and 2004.

Gross Profit (Loss) We had no significant gross profit or loss from continuing operations in either of the three month periods ended March 31, 2005 and 2004.

Research & Development Expenses (“R&D”) R&D expenses increased $1,744,000 during the three months ended March 31, 2005, from $510,000 to $2,254,000 when compared to the same period in 2004. This increase is primarily due to an increase of $1,248,000 in battery R&D resulting from the formation of EnerDel Inc; an increase of $283,000 in R&D conducted by NanoEner due to the purchase of VDS equipment for research and development; and an increase of $213,000 in Fuel Cell R&D to build sample fuel cell stacks.

General and Administrative Expenses (“G&A”) G&A expenses increased 20%, or approximately $461,000, from $2,307,000 to $2,768,000 during the three months ended March 31, 2005, when compared to the same period in 2004. This increase is primarily due to an increase of 636%, or $261,000, in depreciation because of battery production lines being put into service during the quarter ended March 31, 2005; an increase of 71%, or $150,000, in outside services; an increase of 454%, or $143,000, in rent expense due to the acquisition of office space from Delphi; an increase of $74,000 from $0 in computer and IT costs to support the new engineering center in Indianapolis; an increase of 241%, or $56,000, in travel and travel related expenses due to the new office in Indianapolis; an increase of 715%, or $25,000, in postage expenses; and an increase of 222%, or $25,000, in office supplies partially offset by a decrease of 12.2%, or $112,000, in administrative salaries; and a decrease of 23%, or $184,000, in professional fees.

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

Gain on derivative liability

The gain on derivative liability for the three months ended March 31, 2005 decreased by $29 million to $35 million for the three months ended March 31, 2005 compared to $63 million in the prior year period. The decrease was due to corresponding decrease in the reported value of freestanding derivatives and embedded derivatives resulting from decreases in the market value of our common stock at the end of the quarter.

Liquidity and Capital Resources

At March 31, 2005, we had a working capital deficit of $70 million primarily due to a derivative liability of $89 million. As of December 31, 2004, we had working capital excluding derivative liability of $11.8 million compared to $19.0 million as of March 31, 2005. Our working capital at March 31, 2005 included $21 million of cash and equivalents offset by $2 million in current liabilities. During the period from December 31, 2004 through March 31, 2005, our working capital excluding derivative liability increased by $7.2 million. This increase was primarily the result of the receipt of net proceeds of $13.1 million from the sale of our 7.5% Senior Secured Convertible Debentures due March 2009 and warrants to purchase our common stock.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash flows. Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized at the date of grant in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) is effective at the beginning of the first interim or annual period beginning after December 15, 2005. The impact of adoption of Statement 123(R) cannot be accurately predicted at this time since it will depend on levels of share-based payments in the future. However, had we adopted Statement 123(R) in prior periods, the impact of the standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in the notes to our financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options. We expect to adopt Statement 123(R) on January 1, 2006.

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

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the individuals then serving as our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

After the conclusion of the evaluation described above, in connection with the completion of its review of our financial statements for the quarter ended September 30, 2005, our independent registered public accounting firm identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be “material weaknesses.” The Public Company Accounting Oversight Board has defined a material weakness as a “significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with detachable warrants and convertible preferred stock with detachable warrants, as well as deficiencies in the valuation of such financial instruments. Our independent auditors also noted deficiencies related to late filings with the Securities Exchange Commission and failure to properly classify mandatorily redeemable preferred stock as a liability. The financial statements for the quarters ended March 31, 2004 and 2005 included in this Quarterly Report on Form 10-QSB have been restated in order to properly classify mandatorily redeemable preferred stock as a liability and appropriately account for convertible debt with detachable warrants and convertible preferred stock with detachable warrants.

As a result of the identification of the material weakness in our internal control over financial reporting described above and our determination that as a result of this material weakness, it was necessary to restate our financial statements for the quarters ended March 31, 2004 and 2005, we re-evaluated, under the supervision and with the participation of the individuals now serving as our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of March 31, 2005.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENER1, INC.

Dated: March 24, 2006	By:	/s/ Ronald Stewart
Ronald Stewart
Chief Executive Officer (Principal Executive Officer)

Dated: March 24, 2006	By:	/s/ Gerard Herlihy
Gerard Herlihy
Chief Financial Officer (Principal Financial and Accounting Officer)