Form 10QSB/A
period 2005-06-30
ENER1 INC
filed 2006-03-27
CIK 895642

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

Explanatory Note

The consolidated financial statements for the three and six months ended June 30, 2004 and 2005 and related disclosures included in this Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated.

During the fourth quarter of 2005, Ener1 determined that it was necessary to restate its previously issued financial statements for the three and six months ended June 30, 2004 and 2005 to reflect additional gains and losses related to the classification of and accounting for: (1) the conversion features of Ener1's senior secured convertible debentures due 2009 and the associated warrants, (2) the amortization expense associated with the discount recorded with respect to Ener1's senior secured convertible debentures due 2009 and financing costs incurred in connection with the issuance of this debt, (3) the  conversion features associated with the preferred stock issued by Ener1's subsidiary and the associated warrants and (4) warrants issued by Ener1 including the warrants issued to Ener1 Group, Inc. in September 2002 and warrants associated with Ener1's preferred stock. In March 2006, Ener1 determined that it was also necessary to restate its previously issued financial statements for the three and six months ended June 30, 2004 and 2005 to reflect additional gains and losses related to the classification of and accounting for options to purchase Ener1's common stock issued to a business partner in July 2003 and warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003, and to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for Ener1's senior secured convertible debentures due 2009 issued in January 2004.

On December 21, 2005, Ener1 filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing its determination that its previously issued financial statements contained in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 and its Quarterly Reports on Form 10-QSB for the interim periods ended March 31 and June 30, 2005 will be restated. The financial statements and other financial information included in this Amendment No. 1 to the June 30, 2005 10-QSB have been restated accordingly.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report except Ener1 has included the foregoing restatements in Part I, Item 1, Ener1 has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 to reflect these restatements and Ener1 has updated the disclosure in Part 1, Item 3 in order to reflect the impact the need for these restatements has had on its evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2005.

Part I. FINANCIAL INFORMATION
      Item 1. - Financial Statements

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

June 30, 2005
(Restated)
ASSETS
Current assets
Cash and equivalents	$11,896
Prepaid expenses and other current assets	665
Due from related parties	161
Total current assets	12,722

Property and equipment, net	2,719
Investment in EnerStruct, Inc.	958
Deferred debenture costs, net of amortization of $1,457	4,364
Other	321
Total assets	$21,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24
Accounts payable and accrued expenses	1,444
Liabilities of discontinued operations	307
Accrued exit costs	497
Derivative liability	47,757
Total current liabilities	50,029

Long-term portion of installment loan	79
$19,700 convertible debentures, net of discount of $13,787	5,913
$14,225 convertible debentures, net of discount of $11,081	3,144

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	3,774
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	11,742
Total liabilities	74,681

Minority interest	17
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475
Paid in capital	74,304
Accumulated deficit	(131,393)
Total stockholders' deficit	(53,614)
Total liabilities and stockholders' deficit	$21,084

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$14	$11	$35	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	1,340	516	2,132	516
General and administrative	2,296	1,553	5,065	3,860
Research and development	14,488	667	16,742	1,177
Total operating expenses	18,124	2,736	23,939	5,563
Net Loss from operations	(18,110)	(2,725)	(23,904)	(5,522)

Other income and (expense)
Interest	(3,019)	(1,633)	(5,269)	(3,235)
Equity in loss of EnerStruct, Inc.	(58)	(131)	(227)	(287)
Other	88	50	140	73
Gain on derivative liability	40,883	14,461	75,471	77,700
Total other income (expense)	37,894	12,747	70,115	74,251

Income before income taxes	19,784	10,022	46,211	68,729
Income taxes	-	-	-	-
Net income before minority interest
and discontinued operations	19,784	10,022	46,211	68,729

Minority interest	3,117	-	3,760	-
Net income from continuing operations	22,901	10,022	49,971	68,729

Loss from discontinued operations	-	-	-	(2)
Net income	22,901	10,022	49,971	68,727

Preferred stock dividends	(1,213)	-	(2,423)	-

Net income attributable
to common shareholders	$21,688	$10,022	$47,548	$68,727

Net income per share, basic
Continuing operations	$0.06	$0.03	$0.14	$0.20
Discontinued operations	$-	$-	$-	$-
Net income per share, diluted
Continuing operations	$0.05	$0.02	$0.11	$0.16
Discontinued operations	$-	$-	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,173	347,456	347,089
Weighted average shares outstanding - Diluted	412,008	415,652	414,756	418,989

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)

Net income	$49,971	$68,727

Adjustments to reconcile net income to cash used by operating activities:
Gain on derivative liability	(75,471)	(77,700)
Asset impairment
Research and development costs	10,527	-
Minority interest	(3,760)	-
Accretion of discount on debentures	2,847	2,000
Non cash interest expense related to financing costs	554	451
Depreciation and amortization	196	102
Compensation expense for stock options	502	728
Equity in loss from investment in Enerstruct	227	287
Changes in current assets and liabilities	(906)	(1,614)
Changes in assets and liabilities held for disposal	-	(30)
Net cash used in operating activities	(15,313)	(7,049)

Investing Activities:
Capital expenditures	(255)	(638)
Net cash used in investing activities	(255)	(638)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	-
Repayment of related party notes	-	(1,041)
Repayment of guaranteed related party debt	-	(2,200)
Repayment of mortgage note payable	-	(704)
Repayment of bank loan	-	(1,600)
Repayment of bank installment loan	(11)	(3)
Proceeds from employee stock options exercised	-	20
Proceeds from exercise of warrants	-	1,050
Net cash provided by financing activities	13,373	14,049

Net increase (decrease) in cash and equivalents	(2,195)	6,362

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$11,896	$6,562

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed, consolidated financial statements should be read in conjunction with the Company's audited financial statements at December 31, 2004, which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company's significant accounting policies are set forth in Note 4 in these Notes to the Condensed Consolidated Financial Statements.

2. GOING CONCERN

 The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $131 million as of June 30, 2005. It is likely that the Company's operations will continue to incur negative cash flows through June 30, 2006 and additional financing will be required to fund the Company's planned operations through June 30, 2006. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Nature of Business

Ener1's primary lines of business consist of development and marketing of lithium batteries and certain battery components such as electrodes; fuel cells, fuel cell systems, components and related services; and nanotechnology-related manufacturing processes and materials. The Company's current business focus is the result of changes over the past several years arising from new investments in the Company, changes in research and development activities and the acquisition of a battery business from its majority shareholder in 2002.

Ener1 is a Florida corporation founded in 1985 under the name Boca Research, Inc., which was subsequently changed to Inprimis, Inc. In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and as a result of subsequent transactions (primarily the acquisition by the Company of Ener1 Group's battery business (see below), owned approximately 88% of the outstanding common stock of the Company at June 30, 2005.

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

One of Ener1 Group's subsidiaries, Ener1 Battery Company (“Ener1 Battery”), became a wholly owned subsidiary of the Company on September 6, 2002 when the Company acquired 100% of its outstanding capital stock from Ener1 Group. Ener1 Battery was in the business of developing and marketing lithium ion and other lithium technology batteries for use in military, industrial and consumer applications.

Concurrently with the acquisition of Ener1 Battery, the Company began to transition its business away from the set-top box and engineering services businesses of EnerLook and the Company's Digital Media Technologies Division and to focus instead on the alternative energy business and lithium batteries in particular.

In August 2003, the Company formed a joint venture company, named Enerstruct, Inc. (“Enerstruct”), with ITOCHU Corporation to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to Enerstruct certain battery-related technologies for use in Japanese markets.

In September 2003, Ener1 Battery completed its acquisition of its former research and development partner company in Ukraine, Ener1 Ukraine. Ener1 Ukraine has conducted battery-related research and development activities at facilities in Ukraine. Ener1 Ukraine's battery-related patents and patent applications were assigned to EnerDel, Inc. a subsidiary of the Company, in October 2004.

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

In October 2004, the Company formed EnerDel with Delphi Automotive Systems, LLC (a subsidiary of Delphi Corporation) (“Delphi”) as the Company's new vehicle for pursuing its battery business. Accordingly, at that time, Ener1 Battery transferred its personnel, patents and other intellectual property, along with exclusive rights to use of its equipment (with a $1 buyout option after release of liens on the equipment) and a lease to its land and building, to EnerDel. Delphi contributed its lithium battery equipment, patents and other intellectual property and personnel to EnerDel. The Company owns 80.5% of EnerDel's outstanding common stock, and Delphi owns 19.5% of EnerDel's outstanding common stock. The Company's lithium battery business has been conducted through EnerDel was formed.

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

Discontinued Operations

Effective in December 2003, the Company's Digital Media Technologies/Enerlook segment was deemed by the Company to be held-for-sale and certain of the revenues, expenses, assets, and liabilities of this segment were classified as discontinued operations. Substantially all remaining resources were redirected to the Company's continuing operations, accordingly, these costs are included in continuing operations.

On December 15, 2003, the Company, EnerLook, Ener1 Group and T.&V. Rental Co., Inc. (“TVR”) entered into an arrangement pursuant to which (1) TVR agreed to manage EnerLook's business for up to six months in return for any profits earned by EnerLook, (2) EnerLook was granted the option, exercisable at any time on or before June 15, 2004, to acquire 100% of TVR's outstanding stock for $16,000,000 in cash, plus 4,000,000 shares of the Company's stock held by Ener1 Group; and (3) TVR was granted the option to acquire substantially all of the assets of EnerLook in exchange for 5% of TVR Communications, LLC, a limited liability company that would own all the respective assets of TVR and EnerLook, such option to become exercisable if EnerLook did not exercise the option described in clause (2) above. EnerLook did not exercise the option described in clause 2 above and on June 15, 2004, TVR notified EnerLook of TVR's intent to exercise its option to acquire substantially all of the assets of EnerLook, and shortly thereafter the EnerLook employees were transferred to, and became employees of, TVR Communications, LLC, a limited liability company formed by TVR to hold all of TVR's assets and EnerLook’s assets.

The Company, EnerLook, Ener1 Group and TVR Communications, LLC entered into an Asset Purchase Agreement dated as of September 30, 2004, providing for the sale of substantially all of EnerLook's assets to TVR Communications, LLC, in exchange for a 5% membership interest in TVR Communications, LLC. The asset sale to TVR closed on December 7, 2004.

TVR paid EnerLook approximately $550,000 to fund EnerLook's losses from operations from December 15, 2003 through June 15, 2004 and the 5% membership interest acquired by EnerLook as part of the December 7, 2004 asset sale to TVR was valued at $115,000.

4.   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include Ener1, Inc. and its wholly owned subsidiaries, as well as 80.5%-owned EnerDel and the discontinued operations of 49%-owned EnerLook. In addition to the Company's operating units, consisting of EnerDel, EnerFuel and NanoEner, there are a number of other subsidiaries: Ener1 Battery owns battery-related land building and equipment, but has no ongoing operations; Ener1 Ukraine remains as a subsidiary of Ener1 Battery; Ener1 Technologies Inc. which has a license to certain technologies from another subsidiary of Ener1 Group, has no ongoing operations; EnerNow Technologies, Inc. was involved with the Company's former set top box business, but has no ongoing operations; Boca Research International, Inc., Boca Research Holland B.V., Boca Research (UK) Limited, Boca Research International Holdings Ltd., Boca Global, Inc., Boca Research of Delaware, Inc. and AppsCom, Inc. are all dormant, having ceased operations when the Company was previously in the computer technology business. Intercompany accounts and transactions have been eliminated in consolidation.

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

Investment in EnerStruct: The Company's 49% investment in EnerStruct is accounted for using the equity method (Note 13).

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

Income per share: Basic income per share is computed by dividing the income attributable to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Diluted income per share is computed by dividing income available to common shareholders by the sum of the weighted average number of common shares outstanding for the period plus common shares issuable under common stock equivalents (all related to outstanding stock options and warrants), unless consideration of such common shares would result in anti-dilution. Common stock equivalents from conversion of debentures and preferred stock were not considered in the calculation of diluted income per share, as their effect would have been anti-dilutive for the three and six months ended June 30, 2005 and 2004.

Stock compensation: Options granted to employees under the Company's stock option plans are accounted for using the intrinsic method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines the fair value based method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized for the stock options plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all option awards consistent with the provisions of SFAS 123, the Company's net loss and loss per share would have been as indicated below for the periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income as reported	$22,901	$10,022	$49,971	$68,727
Add stock-based compensation
determined under intrinsic
value-based method	265	271	529	320
Less stock-based compensation
determined under fair value-
based method	(931)	(637)	(1,851)	(888)
Net income pro forma	22,235	9,656	48,649	68,159
Preferred stock dividends	(1,213)	-	(2,423)	-
Net income attributable
to common shareholders pro forma	$21,022	$9,656	$46,226	$68,159

Net income per share, pro forma basic	$0.06	$0.03	$0.13	$0.20

Net income per share, pro forma diluted	$0.05	$0.02	$0.11	$0.16

Recently Issued Accounting Pronouncements and Interpretations:

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43.” SFAS No.151 amends the guidance in ARB No. 43, “Inventory Pricing,” for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of “so abnormal.” This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, which is effective for fiscal periods beginning after June 15, 2005. In the past, the net book value of the assets relinquished in a non-monetary transaction was used to measure the value of the assets exchanged. Under SFAS No. 153, assets exchanged in a non-monetary transaction will be valued at fair value instead of the net book value of the asset relinquished, as long as the transaction has commercial substance and the fair value of the assets exchanged is determinable within reasonable limits. The adoption of SFAS No. 153 is not anticipated to have a material effect on the Company's financial statements.

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
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales
EnerFuel, Inc.	$-	$-	$15	$-
EnerDel, Inc.	14	-	20	-
Ener1 Battery	-	11	-	41
Total Net Sales	$14	$11	$35	$41

Net income (loss)
Discontinued segments	$-	$-	$-	$(2)
Corporate	36,257	11,203	66,508	70,623
EnerDel, Inc.	(15,896)	-	(19,111)	-
Ener1 Battery	(45)	(826)	(96)	(1,264)
Ener1 Technologies Inc.	-	(10)	-	(10)
EnerFuel	(309)	(267)	(579)	(542)
NanoEner	(223)	(78)	(511)	(78)
Minority interest	3,117	-	3,760	-
Net income (loss)	$22,901	$10,022	$49,971	$68,727

Assets
Discontinued segments			$-	$27
Corporate			13,529	13,070
EnerDel, Inc.			6,172	-
Ener1 Battery			1,360	22,506
Ener1 Technologies Inc.			1	10
EnerFuel			10	-
NanoEner			12	-
Total assets			$21,084	$35,613

6.     ACCRUED EXPENSES AND OTHER LIABILITIES

         Accrued expenses and other liabilities principally consist of accrued salaries, and accrued legal and accounting fees which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet.

7.   CONSOLIDATION OF 49% ENERLOOK SUBSIDIARY

EnerLook Health Care Solutions, Inc. was formed in February 2002 as a 51% subsidiary of the Company. EnerLook's name was changed to EnerLook Solutions, Inc. in May 2003 and then to Ener EL Holdings, Inc. in December 2004. In early 2003, EnerLook issued 333,333 shares of common stock to Solution Investment Group, LLC in exchange for $250,000 and 125,000 shares to an employee, reducing the Company's ownership to approximately 49%. Ener1 Group owns approximately 43% of the outstanding common stock of EnerLook. Since EnerLook was formed, the Company has consolidated EnerLook's results of operations and its balance sheet as part of the Company's consolidated financial statements. Ownership of a subsidiary below 51% is most often recorded under the equity method of accounting, rather than consolidating the subsidiary's results of operations with the less than 51% parent company, as it is presumed that the less than 51% parent company does not control the subsidiary. The Company has elected to continue consolidating this subsidiary as part of its financial statements because the Company and Ener1 Group are related parties, which exercise substantial control over the activities of EnerLook and own an aggregate of 92% of EnerLook's outstanding common stock. Management believes that the reduction in its ownership percentage of EnerLook's common stock from 51% to 49% does not materially reduce the control the Company exercises over EnerLook's operations. In the second quarter of 2003, the Company transferred certain assets of its Digital Media division to EnerLook in order to consolidate the Company's set top box business. As part of this restructuring, the Company transferred net assets in the amount of approximately $1.0 million to EnerLook, resulting in an intercompany receivable from EnerLook in the amount of $1.0 million. In December 2003, management decided to discontinue the operations of this segment and conveyed operating control of this operating segment to T. & V. Rental Co., Inc. (TVR) a third party. In December, 2004 the Company sold substantially all of the assets of EnerLook to TVR.

8.   DEBT AND DEBT GUARANTEES

 In January 2004, the Company issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009, and warrants to purchase up to 16,000,000 shares of common stock, in a private placement (See Note 9.) Ener1 Battery guaranteed the Company's repayment of the debentures and this commitment was collateralized by a security interest in Ener1 Battery's land, building and equipment. In connection with the issuance of the debentures, the Company was required to obtain releases of all existing security interests in the land, building, patents, and production equipment owned by Ener1 Battery, and this was done. In order to effect some of the required releases, in January 2004 the Company paid: $2,200,000 to Meliorbanca Gallo S.P.A. to satisfy certain obligations of Ener1 S.R.L. an Italian company related to the Company by common ownership; $704,000, representing all of the outstanding balances due to Interbay Funding on a mortgage note collateralized by the land and building owned by Ener1 Battery; and $1,600,000 to Saint Petersburg Joint Stock Bank Tavrichesky to satisfy two notes which were secured by a pledge of a patent owned by Ener1 Ukraine.

In March 2005, the Company issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 and warrants to purchase up to 7,112,500 shares of the Company's common stock, in a private placement (See Note 10).

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

At the issuance date, the 2004 Debentures were convertible by the holder at any time into common shares at a price of $1.25 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of June 30, 2005, the conversion price was $1.23.

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

Interest is due quarterly. The initial rate was 5%, but was subject to increases if Ener1 did not achieve specific milestones by certain dates. Ener1 did not achieve all of these milestones, and the rate was increased to 7.5% as of July 19, 2004 and the rate increased again to 15% as of January 30, 2005. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $2,603,000 has been paid, $0 interest was accrued at June 30, 2005 and $261,506 interest has been converted.

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

In the event of any default or fundamental change as defined under the 2004 Debentures, the holder will be entitled to require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal and accrued interest. Ener1 is required under the terms of the 2004 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements are not available for use, Ener1 is required to make certain payments to the purchasers of the 2004 Debentures (the "registration delay payments"). Registration delay payments would accrue at the rate of 1.5% of principal or approximately $295,000 per month until January 20, 2006, at which time the obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures ends.

The warrants issued in connection with the issuance of the 2004 Debentures had an exercise price of $2.51 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current exercise price. As of June 30, 2005, the exercise price was $2.37 per share. The warrants are exercisable at any time through January 20, 2010.

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

At the issuance date, the 2005 Debentures are convertible by the holder at any time into common shares at a price of $1.00 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of June 30, 2005, the conversion price was $1.00.

Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

Interest is due quarterly. The current interest rate is 7.5% and will increase to 15% per year if Ener1 fails to meet certain milestones as of the first anniversary of the date of issuance of the 2005 Debentures. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $323,000 has been paid, no interest was accrued at June 30, 2005 and no interest has been converted.

At any time on or after March 14, 2008, Ener1 may prepay some or the entire principal of the 2005 Debentures at 103% of the principal, plus accrued interest.

The 2005 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2004 Convertible Debentures (see Note 9).

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

The following are the components of redeemable preferred stock as of June 30, 2005 (in thousands):

	Ener1	EnerDel
	Series B	Series A	Total

Face value	$15,250	$8,000	$23,250

Less fair value of
warrant derivative	(5,514)	(4,620)	(10,134)

Less fair value of
conversion option	-	(1,183)	(1,183)

Accumulated accretion
of discounts	1,274	1,120	2,079

Cumulative dividends	732	457	1,189

Carrying value	$11,742	$3,774	$15,201

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

The impact on the balance sheet as of June 30, 2005 and the statements of income for the three months ended June 30, 2005 and 2004 is as follows (dollars in thousands):

	December 31, 2004	June 30, 2005	Gain (Loss)		December 31, 2003	June 30, 2004	Gain (Loss)

2004 Debenture	$11,627	$3,684	$7,943		$-	$8,480	$1,760	(a)
2004 Debenture Warrants	11,040	3,040	8,000		-	7,840	1,920	(a)
2005 Debenture	-	2,134	5,832	(a)	-	-	-
2005 Debenture Warrants	-	2,688	1,124	(a)	-	-	-
EnerDel Series A Preferred Stock	1,183	-	1,183		-	-	-
Series A Warrants	5,944	2,447	3,497		-	-	-
Series B Warrants	7,096	3,916	3,180		-	-	-
Battery Warrants	57,960	23,460	34,500		96,600	43,470	53,130
Exchange Warrants	16,600	6,388	10,212		19,600	12,200	7,400
Itochu Stock Options	-	-	-		13,957	467	13,490
	$111,450	$47,757	$75,471		$130,157	$72,457	$77,700

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

13.     AGREEMENT WITH ENER1 GROUP

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group, Inc., its majority shareholder, under which Ener1 Group agreed to purchase, from time to time, at the Company's request, up to 30,000 shares of the Series B Preferred at a purchase price of $100.00 per share (or an aggregate purchase price of $3 million), together with warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. If the Company requires Ener1 Group to purchase any of the Series B Preferred and warrants pursuant to this agreement, it will pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased specifically by Ener1 Group, in return for Ener1 Group's assistance in arranging the sales of Series B Preferred. In March 2005, at the Company's request, Ener1 Group purchased 2,500 of the Company's Series B Preferred shares, and warrants to purchase 138,890 shares of the Company's common stock, for an aggregate purchase price of $250,000. Ener1 Group was paid a commission of $83,333 in connection with this transaction.

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

Using the proceeds of the ITOCHU investment, the Company invested $2,003,339 in a new Japanese company called Enerstruct, Inc. (“Enerstruct”), in exchange for a 49% ownership interest in Enerstruct. ITOCHU owns the remaining 51% of Enerstruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At June 30, 2005, the Company's original investment in Enerstruct was reduced by $1,045,344, which represents the Company's share of Enerstruct's losses through that date.

In connection with the foregoing activities, the Company and Ener1 Battery entered into a license agreement with ITOCHU and Enerstruct and agreed to provide Enerstruct with an exclusive license (for Japan only) to use the technologies covered by two of Ener1 Battery's pending patent applications. In July 2004, this license became non-exclusive. In October 2004, this license was transferred to EnerDel. ITOCHU has also licensed to Enerstruct, on an exclusive basis, several of its patents relating to its lithium battery technologies.

On April 12, 2005, EnerDel entered into an agreement with Enerstruct, under which EnerDel paid Enerstruct $1 million as a non-refundable prepayment for engineering services related to optimization of EnerDel's lithium battery production lines and further development of Enerstruct's high-rate battery technology. The agreement included the option for the high rate battery cell and lithium battery mass production technology to be licensed to EnerDel on terms set forth in the agreement and certain other terms to be negotiated. On June 23, 2005, EnerDel decided to acquire these technologies. As part of the agreement, Enerstruct has agreed to provide the services of a team of production integration experts. EnerDel plans to use the automated mass production processes acquired from Enerstruct to manufacture a new high-rate lithium battery cell designed by Enerstuct for use in lithium power modules for hybrid electric vehicles and other select markets. The $1 million payment to EnerStruct is included in research and development expenses for the three and six month periods ended June 30, 2005.

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

Two of the Company's directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 75% of the outstanding common stock of Ener1 Group, Inc., which owns approximately 88% of the outstanding common stock of the Company. Novak and Zoi also beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC, which holds approximately 95% of the outstanding common stock of Splinex. The remaining membership interests of Splinex, LLC are held by Mikhail Zingarevich (a director of Splinex and the brother of Boris Zingarevich, a 25% shareholder of Ener1 Group), who beneficially owns 12.75% of the economic membership interests (and 12.5% of the voting membership interests) of Splinex, LLC and Alexander Malovik, who beneficially owns 50% of the voting membership interests (and 49% of the economic membership interests) of Splinex, LLC.

Two of the Company's directors, Kevin P. Fitzgerald and Peter Novak, are also directors of Splinex. Dr. Novak was also the president of Splinex from its inception February 7, 2004 to August 31, 2004.

Also, see Note 12, above.

16.     ENERDEL FORMATION

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

The primary assumption used in the application of the Multi-Period Excess Earnings Model is the discount rate used to calculate present value. The discount rate employed in the valuation of the assets contributed by Delphi to EnerDel was 26.3%

17.     COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On June 23, 2005, as discussed in Note 13, EnerDel, Inc. decided to acquire automated manufacturing technology from Enerstruct, Ener1 Inc.'s joint venture with Itochu, for high-rate battery production, which EnerDel expects to substantially reduce manufacturing labor costs and lower its cash burn rate. In connection therewith, the Company changed its battery manufacturing strategy and has decided to focus on developing batteries and technology for use in the hybrid vehicle market. As a result, on June 23, 2005 EnerDel began restructuring its manufacturing facilities in Indianapolis and Fort Lauderdale. A total of 37 employees were terminated in Indianapolis and Fort Lauderdale. Management has determined that going forward, the equipment in the Fort Lauderdale facility will be used for research and development activities and therefore, has charged the net book value of the equipment of approximately $10.5 million to research and development expenses (see note 18). EnerDel plans to retain selected equipment and battery pack/systems integration engineers at the Indianapolis facility. EnerDel will evaluate the suitability of each item of equipment at the Indianapolis facility for possible use in the new manufacturing process and do one of the following: (1) transfer it to its Ft. Lauderdale facility if usable, with or without modification; (2) if the equipment cannot be used, attempt to sell the equipment; or (3) if the equipment cannot be sold, dispose of the equipment. In the event of sale of any of the items of equipment, the proceeds, when received, would partially offset the costs incurred in connection with exiting the business. EnerDel has incurred and will continue to incur exit and disposal costs associated with these changes. These costs are predominantly severance, equipment disposal, and contract termination costs. In accordance with FASB No. 146 these costs are included in results of operations as research and development, selling, and general, and administrative expenses on the accompanying condensed consolidated income statements. Exit costs incurred for the three months ended June 30, 2005 were $745,262, which represented: outplacement costs of $192,000; severance payments totaling $281,000; accrued vacation pay through June 23, 2005 of $53,500; health care benefits of $24,676; security costs of $2,726; and the cancellation of EnerDel's engineering services contract with Delphi in the amount of $191,360.

The table below summarizes the exit and disposal costs of this change in strategy by each major cost type.

Description of Disposal Activity	Expected Liability Of Exit Activity	Amount Incurred For Three Month Period Ended June 30, 2005	Cumulative Amount Incurred As Of June 30, 2005

Personnel termination costs	$951,028	$745,262	$745,262
Contract termination costs (1)	1,830,908	--	--
Equipment relocation costs	150,000	--	--

Total activity exit costs	$2,931,936	$745,262	$745,262

Table Notes:
(1) Contract termination costs include: facilities lease obligations to Delphi of approximately $1,198,000; purchase order commitments of $625,000 which management is attempting to recover; and cancellation of one sales contract for $8,000.

18.     COMMITMENTS AND CONTINGENCIES

Litigation

The Company receives communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of the Company's products infringe the proprietary rights of third parties. The Company cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.

Lease Commitments

In January 2004, the Company entered into a six-year operating lease for office facilities. The lease requires the Company to pay monthly rent of approximately $9,000 in the first year, increasing to approximately $14,000 in the sixth year, plus the Company's proportionate share of operating costs.

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

Other Commitments

Ener1 Battery entered into a Cooperative Research and Development Agreement (“CRADA”) in June 2004 with Battelle, the operator of Pacific Northwest National Laboratories under a contract with the U.S. Department of Energy, for research and development work involving lithium batteries. The CRADA requires Ener1 Battery to expend a total $399,000 each year in furtherance of the research and development activities, a substantial portion of which will be in the form of in-kind contributions such as labor and use of equipment. The CRADA could have a term of up to two years. Ener1 Battery's contribution during the six months ended June 30, 2005 was approximately $100,000, which includes $60,000 of in-kind lithium battery research by Ener1 Ukraine, approximately $30,000 of research and development salaries incurred by Ener1 Battery, and $10,000 of travel and miscellaneous expenses.

19. RESEARCH AND DEVELOPMENT COSTS

EnerDel, Inc. charged research and development expenses in the quarter ended June 30, 2005, in the amount of $10,527,432 representing the net asset book value of equipment and supplies located in Fort Lauderdale, Florida (See Note 16.) This equipment is now dedicated to research and development purposes, rather than imminent production use, as a result of management's change in product manufacturing strategy.

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

Statement of Financial Accounting Standards No. 2 “Accounting for Research and Development Costs” require that assets to be used in R&D activities be immediately charged to income unless an alternative future use for the asset exists. AICPA Practice Aid, “Assets Acquired in a Business Combination to be Used in Research and Development Activities” states that for an asset acquired for use in R&D activity to have an alternative future use; (a) “it is reasonably expected that the combined enterprise will use the asset acquired in the alternative manner” and that the asset embodies an anticipated capacity singly or in combination with other assets, to contribute directly or indirectly to future net cash flows (“economic benefit”) from that alternative use;” (b) the combined enterprise's use of the asset acquired is not contingent on further development of the asset subsequent to the acquisition date; and (c) is identified by the acquiring company at the acquisition date.

Although EnerDel intends to use the equipment in future product development projects and possibly for future production, due to the Company's change in battery production strategy it is now unable to specifically identify the projects and products at this time and therefore does not meet the requirement for alternative future uses in accordance with SFAS No. 2 “Accounting for Research and Development Costs”. Similarly, because of the indeterminable nature of future customer needs a projection cannot be made of the economic benefit of future R&D projects and or future anticipated customer production and therefore the equipment involved no longer meets the requirement of alternative future uses. As such the Company is expensing the equipment to Research and Development during the three and six months ended June 30, 2005.

20. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

The consolidated financial statements for the three and six months ended June 30, 2004 and 2005 and related disclosures included in this Amendment No. 1 to Quarterly Report on Form 10-QSB have been restated. On December 15, 2005, Ener1 concluded that it would be necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended June 30 and June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 and 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures and the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel Inc. Series A Convertible Preferred Stock issued in November, 2004 ("Preferred Stock") and associated warrants and (3) the warrants to purchase common stock issued to Ener1 Group, Inc. in September 2002 and warrants to purchase common stock issued to purchasers of Ener1's Series B Preferred Stock.  On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004. In March 2006, Ener1 determined that it was also necessary to restate its previously issued financial statements for the three and six months ended June 30, 2004 and 2005 to reflect additional gains and losses related to the classification of and accounting for options to purchase Ener1's common stock issued to a business partner in July 2003 and warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003, and to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for the 2004 Debentures.

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

The impact of the adjustments related to the classification of and accounting for the conversion features and warrants and options on Ener1's consolidated statements of operations for the three and six months ended June 30, 2005 are summarized below:  (dollars and shares in thousands, other than per share information).

	Three Months Ended
	June 30, 2005

	As Previously
	Reported	Adjustment		As restated
Gross profit	$14			$14

Total operating expenses	18,355	(231)	(1)	18,124
Loss from operations	(18,341)	231		(18,110)

Other income and (expense)
Interest	(1,314)	(1,705)	(1) (2)	(3,019)
Equity in loss of EnerStruct, Inc.	(58)	-		(58)
Other	88	-		88
Gain on derivative liability	-	40,883	(3)	40,883
Total other income (expense)	(1,284)	39,178		37,894

Net income (loss) before minority interest
and discontinued operations	(19,625)	39,409		19,784

Minority interest	3,117	-		3,117
Net income (loss) from continuing operations	(16,508)	39,409		22,901

Loss from discontinued operations	-	-		-
Net income (loss)	(16,508)	39,409		22,901
Preferred stock dividends	(1,102)	(111)		(1,213)
Net income (loss) attributable
to common shareholders	$(17,610)	$39,298		$21,688

Net income (loss) per share, basic
Continuing operations	$(0.05)	$0.11		$0.06
Discontinued operations	$-	$-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.05)	$0.10		$0.05
Discontinued operations	$-	$-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456			347,456
Weighted average shares outstanding - Diluted	347,456			412,008

(1)
Change due to correction of deferred financing cost on the 2004 Debentures and 2005 Debentures and reclassification of associated amortization from operating expense to interest expense (see Notes 9 and 10).

(2)	Change due to the recording of the debt discount related to the 2004 Debentures and 2005 Debentures (see Note 9 and 10)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Note 12)

	Three Months Ended
	June 30, 2004

	As Previously
	Reported	Adjustment		As restated
Gross profit	$11	$-		$11

Total operating expenses	2,889	(153)	(1)	2,736
Loss from operations	(2,878)	153		(2,725)

Other income and (expense)
Interest	(254)	(1,379)	(1) (2)	(1,633)
Equity in loss of EnerStruct, Inc.	(131)	-		(131)
Other	50	-		50
Gain on derivative liability	-	14,461	(3)	14,461
Total other income (expense)	(335)	13,082		12,747

Net income (loss) before minority interest
and discontinued operations	(3,213)	13,235		10,022

Minority interest	-	-		-
Net income (loss) from continuing operations	(3,213)	13,235		10,022

Loss from discontinued operations	-	-		-
Net income (loss)	$(3,213)	$13,235		$10,022

Net income (loss) per share, basic
Continuing operations	$(0.01)	0.04		$0.03
Discontinued operations	$-			$-
Net income (loss) per share, diluted
Continuing operations	$(0.01)	0.03		$0.02
Discontinued operations	$-			$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,173			347,173
Weighted average shares outstanding - Diluted	347,173			415,652

(1)	Change due to correction of deferred financing cost on the 2004 Debentures (see Note 9).
(2)	Change due to the recording of the debt discount related to the 2004 Debentures (see Note 9)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Note 12)

	Six Months Ended
	June 30, 2005

	As Previously
	Reported	Adjustment		As restated
Gross profit	$35	$-		$35

Total operating expenses	24,337	(398)	(1)	23,939
Loss from operations	(24,302)	398		(23,904)

Other income and (expense)
Interest	(2,064)	(3,205)	(1) (2)	(5,269)
Equity in loss of EnerStruct, Inc.	(227)	-		(227)
Other	140	-		140
Gain on derivative liability	-	75,471	(3)	75,471
Total other income (expense)	(2,151)	72,266		70,115

Net income (loss) before minority interest
and discontinued operations	(26,453)	72,664		46,211

Minority interest	3,760	-		3,760
Net income (loss) from continuing operations	(22,693)	72,664		49,971

Loss from discontinued operations	-	-		-
Net income (loss)	(22,693)	72,664		49,971
Preferred stock dividends	(2,089)	(334)		(2,423)
Net income (loss) attributable
to common shareholders	$(24,782)	$72,330		$47,548

Net income (loss) per share, basic
Continuing operations	$(0.07)	0.21		$0.14
Discontinued operations	$-			$-
Net income (loss) per share, diluted
Continuing operations	$(0.07)	0.19		$0.12
Discontinued operations	$-			$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456			347,456
Weighted average shares outstanding - Diluted	347,456			414,756

(1)
Change due to correction of deferred financing cost on the 2004 Debentures and 2005 Debentures and reclassification of associated amortization from operating expense to interest expense (see Notes 9 and 10).

(2)	Change due to the recording of the debt discount related to the 2004 Debentures and 2005 Debentures (see Note 9 and 10)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Note 12)

	Six Months Ended
	June 30, 2004

	As Previously
	Reported	Adjustment		As restated
Gross profit	$31	$-		$31

Total operating expenses	5,859	(306)		5,553
Loss from operations	(5,828)	306		(5,522)

Other income and (expense)
Interest	(477)	(2,758)	(1) (2)	(3,235)
Equity in loss of EnerStruct, Inc.	(287)	-		(287)
Other	73	-		73
Gain on derivative liability	-	77,700	(3)	77,700
Total other income (expense)	(691)	74,942		74,251

Net income (loss) before minority interest
and discontinued operations	(6,519)	75,248		68,729

Minority interest	-	-		-
Net income (loss) from continuing operations	(6,519)	75,248		68,729

Loss from discontinued operations	(2)	-		(2)
Net income (loss)	$(6,521)	$75,248		$68,727

Net income (loss) per share, basic
Continuing operations	$(0.02)			$0.20
Discontinued operations	$-			$-
Net income (loss) per share, diluted
Continuing operations	$(0.02)			$0.16
Discontinued operations	$-			$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	346,809			346,809
Weighted average shares outstanding - Diluted	346,809			418,989

(1)	Change due to correction of deferred financing cost on the 2004 Debentures (see Note 9).
(2)	Change due to the recording of the debt discount related to the 2004 Debentures (see Note 9)
(3)	Change due to the gain on the derivative liabilities not previously recorded (see Note 12)

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of June 30, 2005 and 2004. The following tables set forth the effects of the restatement adjustments on Ener1's consolidated balance sheets as of June 30, 2005 and 2004 (dollars in thousands):

	As of June 30, 2005

	As Previously
	Reported	Adjustment		As restated
ASSETS
Current assets
Total current assets	12,722	-		12,722

Property and equipment, net	2,719	-		2,719
Investment in EnerStruct, Inc.	958	-		958
Deferred debenture costs	970	3,394	(1)	4,364
Other	321	-		321
Total assets	$17,690	$3,394		$21,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability	-	47,757	(2)	47,757
Current portion of installment loan	24	-		24
Accounts payable and accrued expenses	1,444	-		1,444
Liabilities of discontinued operations	307	-		307
Other current liabilities	497	-		497
Total current liabilities	2,272	47,757		50,029

Long-term debt	79			79
$19,700 convertible debentures	-	5,913	(3)	5,913
$14,225 convertible debentures	11,601	(8,457)	(3)	3,144

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	5,113	(1,339)	(4)	3,774
Series B Preferred	12,341	(599)	(4)	11,742
Total liabilities	31,406	43,275		74,681

Minority interest	17	-		17
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Total stockholders' deficit	(13,733)	(39,881)	(5)	(53,614)
Total liabilities and stockholders' deficit	$17,690	$3,394		$21,084

(1)	Change due to recording of deferred financing cost on the 2004 Debentures and 2005 Debentures (see Note 9 and 10)
(2)	Change due to the recording of a liability for warrants and conversion features determined to be a derivative (see Note 12)
(3)	Change due to recording of discount on the 2004 Debentures and 2005 Debentures (see Note 9 and 10)
(4)	Change due to the amortization of discount on preferred stock (See note 11).
(5)	Change due to recording derivatives and the discount on 2004 Debentures and 2005 Debentures and amortization of deferred debenture costs and discount on preferred stock

	As of June 30, 2004

	As Previously
	Reported	Adjustment		As restated
ASSETS
Current assets
Total current assets	7,025	-		7,025

Property and equipment, net	22,696	-		22,696
Investment in EnerStruct, Inc.	1,489	-		1,489
Deferred debenture costs		4,074	(1)	4,074
Other	328	-		328
Total assets	$31,538	$4,074		$35,612

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability		72,457	(2)	72,457
Current portion of installment loan	22	-		22
Accounts payable and accrued expenses	1,445	-		1,445
Liabilities of discontinued operations	307	-		307
Total current liabilities	1,774	72,457		74,231

Long-term debt	103			103
$19,700 convertible debentures	-	2,000	(3)	2,000
Total liabilities	1,877	74,457		76,334

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Total stockholders' deficit	29,661	(70,382)	(4)	(40,721)
Total liabilities and stockholders' deficit	$31,538	$4,075		$35,613

(1)	Change due to recording of deferred financing cost on the 2004 Debentures (see Note 9)
(2)	Change due to recording of a liability for warrants and conversion features determined to be a derivative (see Note 12)
(3)	Change due to recording of amortization of discount on the 2004 Debentures (see Note 9)
(4)	Change due to recording derivatives and the discount on 2004 Debentures and amortization of deferred Debentures.

21.     STOCK AND OPTION ISSUANCES DURING THE SIX MONTHS ENDED JUNE 30, 2005

Effective March 1, 2005, pursuant to a financing commitment agreement between the Company and Ener1 Group, (Note 12), the Company issued to Ener1 Group 2,500 shares of Series B Convertible Preferred Stock, warrants to purchase 69,445 shares of the Company's common stock at an exercise price of $1.25 per share, and warrants to purchase 69,445 shares of the Company's common stock at an exercise price of $1.50 per share.

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

During the six months ended June 30, 2005 options to purchase 410,000 shares of common stock were granted under the Company's 2002 Stock Option Plan, 200,000 options were terminated, and 0 options were exercised.

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

Manufacturing Pre-production Costs

During the three month period ended June 30, 2004, we began preparing our battery manufacturing operations to begin production, in addition to continuing our research and development activities. For the three and six months ended June 30, 2005 manufacturing pre-production costs increased by 160% to $1.3 million and 313% to $2.1 million when compared to the same periods in 2004. This is mainly due to the continued reallocation of a significant portion of resources previously devoted to battery research and development and selling, general and administrative expenses to implementing manufacturing infrastructure, including new personnel, policies and procedures up until June 23, 2005. On June 23, 2005, EnerDel entered into an agreement that allowed it to acquire automated manufacturing technology from EnerStruct. Management believes that the new manufacturing approach which enables EnerDel to implement automated mass production processes for high-rate lithium batteries, will make it possible for EnerDel to substantially reduce manufacturing labor and pre-production costs and lower its cash burn rate.

Research and Development Expenses (“R&D”)

R&D for the three and six month periods ended June 30, 2005 increased by approximately $13,821,000 to $14,488,000 and $15,565,000 to $16,742,000, respectively, when compared to the same periods in 2004. These increases were due primarily to a $10,500,000 charge to research and development expense for the book value of equipment and supplies, which were determined to have no alternative future use due to changes in production strategy (See Notes 16 and 18); and the formation of the Company's joint venture, EnerDel, Inc., with Delphi Corporation in October of 2004, and the related acquisition of research and development assets, materials, and personnel from Delphi Corporation. On April 12, 2005, the Company entered into a research and development contract with Enerstruct, Inc., its 49% owned joint venture with Itochu resulting in a charge to research and development costs of $1,000,000.

General and Administrative Expenses (“G&A”)

G&A for the three and six month periods ended June 30, 2005 increased by 48% or $743,000 to $2,296,000 and 31% or $1,2054,000 to $5,065,000, respectively, when compared to the same periods in 2004. These increases were primarily in salaries and benefits, rent, outside services, professional fees, and computer and IT expense due to the acquisition of 7 administrative personnel and 52,000 square feet of facilities in Indianapolis from Delphi Corporation by EnerDel, Inc. in October of 2004. Included in G&A are activity exit costs of approximately $745,000.

Gain on derivative liability

The gain on derivative liability for the three months ended June 30, 2005 increased by $27 million to $41 million compared to $14 million in the prior year period. The increase was due to corresponding decrease in the reported value of freestanding derivatives and embedded derivatives resulting from decreases in the market value of our common stock at the end of the quarter.

Liquidity and Capital Resources

At June 30, 2005, we had a working capital deficit of $37 million primarily due to a derivative liability of $48 million. As of December 31, 2004, we had working capital excluding derivative liability of $11.8 million compared to $10.5 million as of June 30, 2005. Our working capital at June 30, 2005 included $11.9 million of cash and equivalents offset by $2.2 million in current liabilities. We used $15.3 million in operating activities which were funded primarily by $13.1 million in new debenture financing. .

The Company has $2.75 million in unused portion of financing commitment from Ener1 Group from October 15, 2004; however, takedown of such commitment is subject to payments to Ener1 Group totaling approximately $930,000.

We will require additional capital within the next twelve months to support the activities of EnerDel, EnerFuel, and NanoEner. We intend to seek additional financing, which may take the form of equity or debt funding. We cannot assure you that any such required capital will be available on terms acceptable to us, if at all, and, at such time or times as we require it. If additional financing is not obtained, such condition, among others, will give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time.

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

Item 3A.  Controls and Procedures

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

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the individuals then serving as our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Specifically, our independent auditors identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with detachable warrants and convertible preferred stock with detachable warrants, as well as deficiencies in the valuation of such financial instruments. Our independent auditors also noted deficiencies related to late filings with the Securities Exchange Commission and failure to properly classify mandatorily redeemable preferred stock as a liability. The financial statements for the quarters ended June 30, 2004 and 2005 included in this Quarterly Report on Form 10-QSB have been restated in order to properly classify mandatorily redeemable preferred stock as a liability and appropriately account for convertible debt with detachable warrants and convertible preferred stock with detachable warrants.

As a result of the identification of the material weakness in our internal control over financial reporting described above and our determination that as a result of this material weakness, it was necessary to restate our financial statements for the quarters ended June 30, 2004 and 2005, we re-evaluated, under the supervision and with the participation of the individuals now serving as our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2005.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. - Exhibits and Reports on Form 8-K

    (a)    Exhibits

•	31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

•	31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

•	32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

•	32.2 Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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