Form 10QSB
period 2006-03-31
ENER1 INC
filed 2006-05-22
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Yes ☒ No☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 18, 2006
Common Stock, par value $.01 per share	402,279,969

Transitional Small Business Format (check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended March 31, 2006

INDEX
		Page
Part I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheet
	(unaudited) as of March 31, 2006	4

	Condensed Consolidated Statements of
	Operations (unaudited) for the three
	months ended March 31, 2006 and 2005	5

	Condensed Consolidated Statements of
	Cash Flows (unaudited) for the three
	months ended March 31, 2006 and 2005	6

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	7

Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	24

Item 3	Controls and Procedures	29

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6	Exhibits	32

Signatures	.	34

Explanatory Note

The consolidated financial statements for the three months ended March 31, 2005 and related disclosures in this Quarterly Report on Form 10-QSB have been restated in accordance with the changes described below.

The balance sheet as of December 31, 2005 has been restated to classify the Series A Preferred Stock totaling $4,967,000 and the Series B Preferred Stock totaling $13,188,000 as temporary equity in accordance with EITF D-98, because both the Series A Preferred Stock and the Series B Preferred Stock contain conditional redemption features.  We previously reported the Series A Preferred Stock and Series B Preferred Stock as long-term liabilities.

The Company previously reported diluted earnings per share for the quarter ended March 31, 2005 of $0.06 per share. Weighted average shares outstanding - diluted were previously reported as 417,907,000 shares at March 31, 2005. Diluted earnings per share are calculated by dividing the Company’s net income for the applicable period by the number of shares of the Company's common stock outstanding on a fully diluted basis. The previously reported diluted earnings per share did not reflect adjustments required to be made to the numerator of the fraction used in this calculation, specifically, excluding from net income the gain on derivative liability reported for the applicable period. Making these adjustments to the calculation resulted in the determination that the Company's Senior Secured Convertible Debentures due 2009 were dilutive securities and that the shares of Company common stock underlying the debentures should be considered outstanding for purposes of calculating diluted earnings per share. The restated diluted earnings per share for the quarter ended March 31, 2005 are $0.02 per share. The restated weighted average shares outstanding - diluted are 436,379,000 shares at March 31, 2005.

 ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

	March 31,	December 31,
	2006	2005
		Restated
ASSETS
Current assets
Cash and equivalents	$890	$2,306
Prepaid expenses and other current assets	639	189
Due from related parties	-	157
Total current assets	1,529	2,652

Property and equipment, net	2,996	3,042
Investment in EnerStruct, Inc.	658	805
Deferred debenture costs, net of amortization
of $2,390 and $2,082	3,441	3,748
Other	74	202
Total assets	$8,698	$10,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$25	$24
Accounts payable and accrued expenses	4,349	3,276
Derivative liability	26,952	54,410
Total current liabilities	31,326	57,710

Long-term portion of installment loan	60	67
$19,700 convertible debentures, net of discount of $10,832 and $11,817	8,868	7,883
$14,225 convertible debentures, net of discount of $9,355 and $9,956	4,870	4,269
Total liabilities	45,124	69,929

Minority interest	-	-
Commitments and contingencies

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	5,563	4,967
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	13,882	13,188

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
392,104,469 and 347,455,751 issued and outstanding, respectively	3,921	3,475
Paid in capital	74,395	72,185
Accumulated deficit	(134,187)	(153,295)
Total stockholders' deficit	(55,871)	(77,635)
Total liabilities and stockholders' deficit	$8,698	$10,449

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)

	Three Months Ended
	March 31,

	2006	2005
		Restated
Net sales	$18	$21
Cost of sales	-	-
Gross profit	18	21

Operating expenses
Manufacturing pre-production costs	-	793
General and administrative	3,385	2,768
Depreciation	101	302
Research and development	919	1,952
Total operating expenses	4,405	5,815
Net Loss from operations	(4,387)	(5,794)

Other income and (expense)
Interest expense	(2,956)	(2,257)
Registration delay payment	(871)	-
Equity in loss of EnerStruct, Inc.	(147)	(169)
Other	10	52
Gain on derivative liability	27,458	34,588
Total other income (expense)	23,494	32,214

Income before income taxes	19,107	26,420
Income taxes	-	-
Net income before minority interest	19,107	26,420
Minority interest	-	643
Net income	19,107	27,063
Preferred stock dividends	(1,289)	(1,210)
Net income attributable
to common shareholders	$17,818	$25,853

Net income per share, basic	$0.05	$0.07
Net income per share, diluted	$(0.01)	$0.02
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	368,458	347,456
Weighted average shares outstanding - Diluted	420,165	436,379

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands except share data)

	Three Months Ended
	March 31,
	2006	2005
		Restated

Net income	$19,107	$27,063

Adjustments to reconcile net loss to cash used by operating activities:
Gain on derivative liability	(27,458)	(34,588)
Minority interest	-	(643)
Accretion of discount on debentures	1,586	1,156
Non cash interest expense related to financing costs	308	245
Depreciation	101	302
Compensation expense for stock options	385	282
Equity in loss from investment in Enerstruct	147	169
Assets transferred under Warrant Exercise Agreement	219	-
Changes in current assets and liabilities	690	(324)
Net cash used in operating activities	(4,915)	(6,338)

Investing Activities:
Capital expenditures	(55)	(153)
Net cash used in investing activities	(55)	(153)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	-	13,134
Repayment of bank installment loan	(7)	(6)
Proceeds from exercise of warrants	3,560	-
Net cash provided by financing activities	3,553	13,128

Net increase in cash and equivalents	(1,417)	6,637
Cash and cash equivalents beginning balance	2,306	14,091
Cash and cash equivalents ending balance	$889	$20,728
 See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The audited financial statements at December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $134,000,000 as of March 31, 2006. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1's planned operations through that time. If additional financing is not obtained, such a condition will give rise to substantial doubt about Ener1's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

During the three months ended March 31, 2006, the Company obtained interim operating funding from its controlling shareholder through the exercise of certain warrants. The Company requires additional interim working capital financing until it raises permanent capital. The Company plans to raise substantial additional capital during 2006 from government sources including grants or public financing, or from strategic or financial investors. If the Company is unable to raise adequate permanent capital for its current plan of operations, it would have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3.     NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

Nature of Business

Ener1, Inc. is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Lithium-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials.

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owned approximately 90% of the outstanding common stock of the Company as of March 31, 2006. Prior to 2002, the Company manufactured set top boxes and other digital entertainment products. These operations were conducted through the Company’s Digital Media Technologies Division after 2002, and those activities were discontinued as an operation in 2003. The Company sold substantially all of the remaining assets of the Digital Media Technologies Division to TVR Communications LLC (“TVRC”) in return for a 5% membership interest in TVRC, which was valued at $115,000. On March 30, 2006, the Company transferred its 5% membership interest in TVRC to Ener1 Group at cost, which approximates fair market value, as partial consideration for the exercise of certain warrants prior to their expiration. See Note 18.

In August 2003, the Company formed a joint venture company, named EnerStruct, Inc., with ITOCHU Corporation of Japan to pursue technology development and marketing opportunities for lithium batteries in Japan. The Company and ITOCHU have each licensed to EnerStruct some of their respective battery technologies for use in Japanese markets.

The Company’s operations are conducted by Ener1 and three of its subsidiaries: EnerDel, Inc. (“EnerDel”), EnerFuel Inc. (EnerFuel”) and NanoEner, Inc. (“NanoEner”). Certain real estate and equipment assets used by the Company are held by Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”)

On October 20, 2004, the Company and a unit of Delphi Corporation each contributed Li-ion battery related assets to EnerDel. The Company owns 80.5% of EnerDel’s outstanding common stock, and Delphi owns 19.5% of EnerDel’s outstanding common stock and 8,000 shares of EnerDel’s Series A Preferred Stock. All of the Company’s Li-ion battery business has been conducted through EnerDel since its formation. The Company formed NanoEner on April 2, 2004 to develop new markets and applications for Ener1’s proprietary technologies to manufacture nanomaterials. The Company formed EnerFuel on October 29, 2004 to conduct the Company’s fuel cell related operations.

4.  RESTATEMENT

The consolidated financial statements for the three months ended March 31, 2005 and related disclosures in this Quarterly Report on Form 10-QSB have been restated in accordance with the changes described below.

The balance sheet as of December 31, 2005 has been restated to classify the Series A Preferred Stock totaling $4,967,000 and the Series B Preferred Stock totaling $13,188,000 as temporary equity in accordance with EITF D-98, because both the Series A Preferred Stock and the Series B Preferred Stock contain conditional redemption features.  We previously reported the Series A Preferred Stock and Series B Preferred Stock as long-term liabilities.

The Company previously reported diluted earnings per share for the quarter ended March 31, 2005 of $0.06 per share. Weighted average shares outstanding - diluted were previously reported as 417,907,000 shares at March 31, 2005. Diluted earnings per share are calculated by dividing the Company’s net income for the applicable period by the number of shares of the Company's common stock outstanding on a fully diluted basis. The previously reported diluted earnings per share did not reflect adjustments required to be made to the numerator of the fraction used in this calculation, specifically, excluding from net income the gain on derivative liability reported for the applicable period. Making these adjustments to the calculation resulted in the determination that the Company's Senior Secured Convertible Debentures due 2009 were dilutive securities and that the shares of Company common stock underlying the debentures should be considered outstanding for purposes of calculating diluted earnings per share. The restated diluted earnings per share for the quarter ended March 31, 2005 are $0.02 per share. The restated weighted average shares outstanding - diluted are 436,379,000 shares at March 31, 2005.

The impact of the revisions to the earnings or loss per share for the quarter ended March 31, 2005 is as follows:

	As Previously Reported	Adjustment		As Restated

Net income from continuing operations, basic and diluted
Basic net income per share	$0.07			$0.07
Diluted net income per share	$0.06	$(0.04)	(a)	$0.02
Net income from discontinued operations, basic and diluted
Basic net income per share	$-			$-
Diluted net income per share	$-			$-
Weighted average shares outstanding (in 000's):
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	417,907	18,472	(b)	436,379

(a)	To reflect diluted earnings per share based as adjusted for derivative gains in the numerator of the computation and increased diluted shares outstanding .
(b)	To reflect additional diluted shares outstanding from convertible securities

5. SEGMENT REPORTING

As of March 31, 2006, the Company is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

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

	Three Months Ended
	March 31,
	2006	2005
Net sales
Battery business	$-	$-
Fuel Cell business	18	15
Nanotechnology	-	6
Total Net Sales	$18	$21

Net income (loss)
Corporate	21,266	30,244
Battery business	(1,330)	(2,623)
Fuel Cell business	(608)	(270)
Nanotechnology	(221)	(288)
Net income (loss)	$19,107	$27,063

Assets
Corporate	5,902	17,612
Battery business	2,664	22,857
Fuel Cell business	120	8
Nanotechnology	12	6
Total assets	$8,698	$40,483

6.  $19,700,000 CONVERTIBLE DEBENTURES

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

At the issuance date, the 2004 Debentures were convertible by the holder at any time into common shares at a price of $1.25 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of March 31, 2006, the conversion price was $1.23. Ener1 may require that a specified amount of the principal of the 2004 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

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

Interest is due quarterly. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. Interest expense was $738,000 and $661,000 for the three months ended March 31, 2006 and 2005, respectively. All interest was paid. Through March 31, 2006, $262,000 of interest has been converted.

The initial interest rate was 5%, subject to increases to 7.5% if Ener1 did not achieve all of the specific milestones set forth in the 2004 Debentures by 180 days following the date of issuance of the 2004 Debentures and to 15% if Ener1 did not achieve all of the milestones within 365 days after issuance of the 2004 Debentures. The milestones were as follows: (1) the registration statement is available to cover resales of such shares or such shares may be immediately sold to the public under Rule 144(k); (2) the Company’s common stock is listed on the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange and trading on the stock has not been suspended; (3) an Event of Default (as defined in the 2004 Debentures) or an event that, with the passage of time or giving of notice, would constitute an Event of Default, shall not have occurred and be continuing; and (4) the closing bid price for the common stock shall be greater than $1.75 (subject to adjustment for stock splits, stock dividends and similar events). As a result of Ener1’s failure to achieve all of the milestones except the milestone related to Events of Default and the registration of the resale of the underlying shares, the interest rate was increased to 7.5% as of July 19, 2004 and 15% as of January 30, 2005.

From January 20, 2007 to January 20, 2008, Ener1 may prepay some or all of the principal at a price of 103% of unpaid principal plus accrued interest. From January 21, 2008 to January 20, 2009, Ener1 may prepay some or all of the principal at 101% of unpaid principal plus accrued interest. The 2004 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2005 Convertible Debentures (see Note 10). In the event of any “Default or Fundamental Change” as defined under the 2004 Debentures, the holder will be entitled to require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest.

Ener1 is required under the terms of the 2004 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements are not available for use, Ener1 is required to make certain payments to the purchasers of the 2004 Debentures (the "registration delay payments"). The registration delay payments accrue at the rate of 1.5% of principal or approximately $295,000 per month until January 20, 2006, at which time the obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures and associated warrants ends. The registration statements became unavailable for use in November 2005, and registration delay payments of $591,000 had accrued through the period ending January 20, 2006 and were outstanding at March 31, 2006. A holder of the 2004 Debentures has demanded payment of the registration delay payments, but has not declared an event of default for non-payment of such amounts under the applicable agreement, and the Company is negotiating terms for extended payment.

The warrants issued in connection with the issuance of the 2004 Debentures had an exercise price of $2.51 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current exercise price. As of March 31, 2006, the exercise price was $2.37 per share. The warrants are exercisable at any time through January 20, 2010.

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

7.  $14,225,000 CONVERTIBLE DEBENTURES

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

Ener1 is required under the terms of the 2005 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants and maintain the listing or quotation of its common stock on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange. If the registration statements are not available for use or Ener1’s common stock is not listed or quoted on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange, Ener1 is required to make certain payments to the purchasers of the 2005 Debentures (the "registration delay payments"). Registration delay payments accrue at a fixed rate of $213,375 per month until the 2005 Debenture holders are able to use the resale registration statement and until Ener1’s common stock is quoted on the OTC Bulletin Board or other exchange. The registration statements became unavailable for use in November 2005, and the Company’s stock was neither traded or quoted or listed, as applicable, on the OTC Bulletin Board or other exchange from December 22, 2005 to April 6, 2006, and registration delay payments of $925,000 had accrued at March 31, 2006. A holder of the 2005 Debentures has demanded payment of the registration delay payments, but has not declared an event of default for non-payment under the applicable agreement; the Company is negotiating terms for extended payment.

At the issuance date, the 2005 Debentures were convertible by the holder at any time into common shares at a price of $1.00 per share subject to adjustment upon certain events, such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of March 31, 2006, the conversion price was $1.00. Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days. At any time on or after March 14, 2008, Ener1 may prepay some or all of the principal of the 2005 Debentures at 103% of the principal, plus accrued interest. The 2005 Debentures are senior to Ener1's existing and future indebtedness and pari passu with the 2004 Debentures.

Interest is due quarterly. The current annual interest rate is 15%. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. Interest expense was $320,000 and $53,000 for the three months ended March 31, 2006 and 2005, respectively. All interest was paid, and no interest has been converted.

The initial interest rate on the 2005 Debentures was initially 7.5% per year. The 2005 Debentures provided that the interest rate will increase to 15% per year effective 365 days after issuance of the 2005 Debentures if Ener1 fails to meet and maintain any of milestones set forth in the 2005 Debentures. The milestones were as follows: (1) the registration statement registering the resale of the shares underlying the 2005 Debentures and warrants is made and kept effective until the date on which the holders of the 2005 Debentures and warrants may sell all of their underlying shares; (2) Ener1’s common stock is listed on the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange and trading on the stock has not been suspended; (3) an Event of Default (as defined in the 2005 Debentures) or an event that, with the passage of time or giving of notice, would constitute an Event of Default, shall not have occurred and be continuing; (4) the closing bid price for Ener1’s common stock shall be greater than $1.50; and (5) trading volume of Ener1’s common stock shall have exceeded $500,000 per day for each of the preceding 30 days. As a result of Ener1’s failure to meet and maintain any of the milestones except the milestone related to Events of Default and the registration of the resale of the underlying shares, the interest rate increased to 15% per year, effective March 14, 2006.

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

8.     REDEEMABLE PREFERRED STOCK

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

The proceeds were first allocated to the fair value of the freestanding warrants, and the remaining proceeds were allocated to the Series B Preferred Stock.

The conversion feature for the Series B Preferred Stock is contingent upon Ener1 filing a registration statement with the Securities and Exchange Commission to register an underwritten offering of common stock. If this occurs, the holders of Series B Preferred Stock will have the right to convert up to one-half of their shares of Series B Preferred Stock into common stock for sale pursuant to the registration statement, subject to the discretion of the underwriters for the offering. The conversion ratio shall be established by dividing the liquidation value per share of the Series B Preferred Stock by the price for the common stock sold in the registered offering. Because of this contingency, the conversion option is not within the scope of SFAS 133 and EITF 00-19. If the contingency is triggered in the future and the holder receives the ability to convert, Ener1 will need to reassess whether the conversion feature meets the definition of a derivative under SFAS 133.

The Series B Preferred Stock is redeemable at the option of Ener1 at any time, in part or whole, at 100% of the liquidation value, plus accrued and unpaid dividends. The Series B Preferred Stock is redeemable at the option of the holder when none of the 2004 Debentures are outstanding. The 2004 Debentures mature on January 20, 2009. The Series B Preferred Stock is classified as temporary equity in accordance with EITF D-98.

In connection with the issuances of its Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value was determined utilizing the Black-Scholes valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.65 and $0.80 for October 2004 and February 2005, respectively; expected volatility of 207%; risk free interest rate of approximately 1.8%; and a term of ten years.

EnerDel Series A Convertible Preferred Stock

In October 2004, a subsidiary of Delphi Corporation purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase Ener1 common stock for an aggregate purchase price of $8,000,000. The Series A Preferred Stock was convertible into 6,956,522 shares of Ener1 common stock until January 2005. No shares were converted.

Ener1 is accounting for the freestanding warrants and embedded conversion feature of the Series A Preferred Stock in accordance with SFAS 133. The proceeds were first allocated to the freestanding warrants at their fair value. The remaining proceeds were next allocated based on the with-and-without method first to the embedded conversion feature of the Series A Preferred Stock and then to of the host instrument (Series A Preferred Stock).

When the term of the conversion feature expired in January 2005, the remaining liability of $1,183,000 was recorded as a gain on derivative liability in the first quarter of 2005.

If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before the 4th anniversary of the filing date of the certificate of designation for the Series A Preferred Stock, the holders will have the option to require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. The Series A Preferred Stock is reported as temporary equity in accordance with EITF D-98.

In connection with the issuance of the Series A Preferred Stock, Ener1 issued warrants to purchase up to 1,750,000 shares of common stock at an exercise price of $0.70 per share and warrants to purchase up to 5,250,000 shares of common stock at an exercise price of $1.00 per share. These warrants have a seven year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.66; expected volatility of 207%; risk free interest rate of approximately 1.74%; and a term of seven years.

The following are the components of redeemable preferred stock as of March 31, 2006 (in thousands):

	EnerDel	Ener1
	Series A	Series B	Total

Face value	$8,000	$15,250	$23,250
Less fair value of freestanding warrant derivatives
at issue date	(4,620)	(5,514)	(10,134)
Less fair value of embedded derivatives
at issue date	(1,183)	-	(1,183)
Accumulated accretion
of discounts	2,413	2,613	5,026

Cumulative dividends	953	1,533	2,486

Carrying value as of March 31, 2006	$5,563	$13,882	$19,445

9.  DERIVATIVES

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following financial instruments:

•	the 2004 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2004 Debentures;
•	the 2005 Debenture conversion feature;
•	warrants to purchase common stock associated with the 2005 Debentures;
•	EnerDel Series A Preferred Stock conversion feature;
•	Warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");
•	Series B Preferred Stock conversion feature;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Warrants");
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”);
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the exchange of stock, notes and warrants in exchange for debt (the “Exchange Warrants”); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options”)

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments other than the Series B Preferred Stock qualified for derivative accounting. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion features of the debentures and Series A Preferred Stock as embedded derivatives. Pursuant to SFAS 133, Ener1 bifurcated the conversion feature from the debentures and the Series A Preferred Stock because the economic characteristics and risks of the conversion features were determined to not be clearly and closely related to the economic characteristics and risks of the Debentures. In addition, among other reasons, because there was no explicit cap on the amount of shares that could be issued pursuant to the conversion features or the warrant and option agreements, Ener1 determined the conversion features and the warrants and options met the attributes of a liability and therefore recorded the fair value of the conversion features and the warrants as current liabilities. Ener1 is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with unrealized changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liability.”

The derivative liability as of December 31, 2005 and 2004 and March 31, 2006 and 2005 and the derivative gain or loss for the three months ended March 31, 2006 and 2005 were as follows (dollars in thousands):

	December 31,	March 31,	Gain	December 31,	March 31,	Gain
	2005	2006	(Loss)	2004	2005	(Loss)

2004 Debenture	$4,164	$3,524	640	$11,627	$6,246	$5,381
2004 Debenture Warrants	3,520	3,360	160	11,040	4,960	6,080
2005 Debenture	4,424	2,987	1,437	-	6,544	1,422	(a)
2005 Debenture Warrants	3,087	1,465	1,622	-	4,452	(640)	(a)
EnerDel Series A Preferred Stock	-	-	-	1,183	-	1,183
Series A Warrants	2,660	1,698	962	5,944	4,008	1,936
Series B Warrants	3,135	2,203	932	7,096	5,700	1,396
Battery Warrants	26,220	6,615	19,605	57,960	46,230	11,730
Exchange Warrants	7,200	5,100	2,100	16,600	10,500	6,100
	$54,410	$26,952	$27,458	$111,450	$88,640	$34,588

(a) The original liability was recorded out of the proceeds of the debentures; therefore the gain (loss) in the first period after issuance of the instrument is not equal to the balance sheet amount.

Because the conversion feature for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder receives the ability to convert, Ener1 will assess whether the conversion feature meets the definition of a derivative under SFAS 133.

The Battery Warrants are immediately exercisable at an exercise price of $.08 per share and have a term of ten years. The warrants have provisions requiring that the number of shares available for exercise and/or the exercise price for the shares be adjusted to reflect stock splits, stock dividends and similar transactions, as well as the issuance of other shares of our common stock, except for employee stock options, at prices below the exercise price stated in the warrants. The warrants also provide for cashless exercise in accordance with a formula stated in the warrants.

The Company uses the Black Scholes valuation model for calculation of the value of derivative liabilities. Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when the company underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate that is equal to the U. S. Treasury bill rate with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes valuation model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility of Ener1’s stock prices has ranged from 296% to 145% during the period from 2002 through 2006. At volatility rates above 140%, the call value of the options calculated under the Black Scholes valuation model approaches the market price of the stock, and additional volatility does not further materially increase the value of the derivatives. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 135% to 296%.

The following table shows the volatility, risk free interest rate and market price used in the calculation of the call value under the Black Scholes valuation model for each derivative at issuance date and at the end of each year.

	Issue Date	Volatility	Risk Free Interest Rate	Market Price	Term in Years
At Issuance date for:
2004 Debentures	1/21/2004	296%	3.5%	$1.65	5
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debentures	3/11/2005	104%	3.5%	$0.75	5
2005 Debenture Warrants	3/11/2005	104%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	5
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10
ITOCHU options	7/1/2003	296%	1.0%	$1.40	6 mos.
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10

Prices and average rates at Year End:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39

10.     ITOCHU CORPORATION INVESTMENT AND INVESTMENT IN ENERSTRUCT

On July 25, 2003, the Company entered into a Subscription and Investment Agreement with ITOCHU Corporation (“ITOCHU”), under which the Company issued 14,000,000 shares of its common stock in a private sale to ITOCHU at a price of $0.25 per share, for $3.5 million. In addition, the Company granted the following options to ITOCHU to purchase Ener1 common stock at the following prices: During the six month period from July 25, 2003 through January 24, 2004, ITOCHU had the option to purchase up to 12,461,861 shares of common stock, for $0.70 per share. During January 2004, ITOCHU exercised a portion of these options and purchased 1,500,000 shares for $1,050,000. During the period from January 25, 2004 through January 31, 2005, ITOCHU had the option to purchase up to 9,346,396 shares of common stock for $4.00 per share. These options expired unexercised on January 31, 2005.

Using the proceeds of the ITOCHU investment, the Company invested $2,003,000 in a new Japanese company called EnerStruct, Inc. (“EnerStruct”), in exchange for an initial 49% ownership interest in EnerStruct. As a result of subsequent third party investments in EnerStruct Ener1’s interest in EnerStruct has been reduced to 48% at March 31, 2006. ITOCHU initially owned 51% of EnerStruct, for which it invested $1,100,000 plus equipment totaling approximately $500,000. At March 31, 2006, the Company’s original investment in EnerStruct was reduced by $1,345,000 which represents the Company’s share of EnerStruct losses through that date.

In connection with the foregoing activities, the Company and Ener1 Battery entered into a license agreement with ITOCHU and EnerStruct to provide EnerStruct with an exclusive license (for Japan only) to use the technologies covered by two of Ener1 Battery’s pending patent applications. In July 2004, this license became non-exclusive. In October 2004, this license was transferred to EnerDel. ITOCHU has also licensed to EnerStruct, on an exclusive basis, several of its patents relating to its lithium battery technologies. In April 2005, EnerDel entered into an agreement with EnerStruct, under which EnerDel paid EnerStruct $1,000,000 in prepayment for engineering services related to optimization of EnerDel’s planned lithium battery production and further development of EnerStruct’s high-rate battery technology. If development of this technology is successfully completed, use of such technology would be licensed to EnerDel on terms set forth in the agreement and certain other terms to be negotiated at that time.

Summarized financial information of EnerStruct is as follows as of March 31, 2006 and for the three month period then ended:

Cash	$144,000
Total assets	900,000
Total liabilities	105,000
Net (loss)	(306,000)

11. RELATED PARTY TRANSACTIONS

Ener1, Ener1's wholly-owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) a related party, entered into a Merger Agreement dated as of June 9, 2004, providing for the merger of Acquisition Sub with and into Splinex. Upon closing in January 2005, Ener1 received 5,000,000 shares of Splinex common stock. Ener1 declared a dividend to distribute these 5,000,000 shares of Splinex common stock to its shareholders of record on January 17, 2005. In exchange for the 5,000,000 shares, Ener1 paid $150,000 of the expenses incurred in connection with the registration under the Securities Act of the distribution of these shares to Ener1's shareholders. The terms of the merger were negotiated on an arm’s-length basis by an independent committee of Ener1's Board of Directors. The independent committee engaged a financial adviser, Capitalink, L.C., to assist the committee in connection with its evaluation of the transaction. Capitalink delivered a fairness opinion to the independent committee indicating that the merger consideration was fair, from a financial point of view, to Ener1's non-affiliated stockholders. Based on the foregoing, Ener1 concluded that $150,000 represented the fair value of the 5,000,000 shares of Splinex common stock that Ener1 received in the merger. Ener1 recorded a dividend of $150,000, which amount represented the value of the Splinex common stock on the date the dividend was declared.

Ener1’s primary business purpose in approving the Splinex merger was to provide its shareholders with the opportunity to participate in the future value of Splinex, which Ener1's Board of Directors believed had the potential to become a leading three-dimensional graphics software company. A director of Ener1, Dr. Peter Novak, is a director of Splinex. Dr. Novak was also the president of Splinex from its inception on February 7, 2004 to August 31, 2004 and became the Chairman of Splinex on September 1, 2005. A former director and officer of Ener1, Mr. Fitzgerald, was the chairman and a director of Splinex; he resigned as chairman and director of Splinex in December 2005.

Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 31% of the outstanding common stock of Ener1 Group, which owns approximately 90% of the outstanding common stock of the Company.

Messrs. Novak and Zoi also beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC, which currently holds 63% of the outstanding common stock of Splinex.

Effective March 1, 2006, Ener1 Group assumed the Company’s lease on office space in New York City, New York. As a result, the Company expensed the book value of leasehold improvements totaling $60,000 during the quarter ending March 31, 2006.

12.     ENER1 GROUP FINANCING

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In March 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred stock and warrants to purchase 13,889 shares of the Company’s common stock, for an aggregate purchase price of $250,000, and Ener1 paid Ener1 Group a fee of $83,333. In consideration of Ener1 Group’s exercise of certain warrants prior to their expiration, the Company agreed on March 30, 2006 to terminate Ener1 Group's obligation to purchase additional Series B Preferred Stock. See Note 15.

13.     COMMITMENTS AND CONTINGENCIES

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

On February 10, 2005, Kevin P. Fitzgerald, Ener1’s former Chairman and Chief Executive Officer, filed a complaint against the Company in the Circuit Court for Broward County, Florida for breach of contract and specific performance based on an alleged breach of his employment agreement dated September 8, 2003.  Mr. Fitzgerald was dismissed as Ener1’s Chairman and Chief Executive Officer on January 9, 2006.  Mr. Fitzgerald’s complaint claims he is entitled to additional salary, stock options, severance pay equal to his annual salary for two years and unreimbursed expenses and benefits in an unspecified amount and seeks a court order extending the period during which he may require us to repurchase certain vested options through and including April 10, 2006.  The complaint also seeks attorney’s fees. The Company intends to vigorously defend against the charges made in this litigation.  Mr. Fitzgerald has not filed a notice of intent to exercise his right to have the Company repurchase vested stock options and the time period for which he sought an extension has expired.

On January 13, 2006, Pankaj Dhingra, former President of the Company’s Energy Division, filed a complaint against the Company in the Circuit Court for Broward County Florida. The complaint claims that Ener1 breached Mr. Dhingra's employment agreement dated December 5, 2004 and that he is entitled to an additional $25,000 in compensation, a discretionary bonus of $250,000 and business expenses of $3,500. The complaint also seeks attorney's fees in an unspecified sum. The Company intends to vigorously defend against the charges made in this litigation.

On February 24, 2006, A. Ernest Toth, Jr., the Company’s former Chief Financial Officer filed a one count complaint against us in the Circuit Court for Broward County, Florida for breach of contract. The complaint alleges breach of his employment agreement dated June 1, 2005 and that he is entitled to six months of severance pay in the amount of $112,500, as well as $2,743.89 in additional reimbursable expenses.   The complaint alleges Mr. Toth was dismissed without cause and that he is therefore entitled to the severance.  The Company dismissed Mr. Toth on January 7, 2006 for cause. The complaint also seeks attorney's fees.  The Company intends to vigorously defend against the charges made in this litigation.

14.     STOCK AND OPTION ISSUANCES DURING QUARTER ENDED MARCH 31, 2006

Effective January 2, 2006, a consultant to the Company exercised warrants to purchase 200,000 shares of common stock in a cashless exercise, and the Company delivered 148,718 shares to the consultant.

15. WARRANT EXERCISE AGREEMENT AND INTERCOMPANY TRANSACTIONS WITH ENER1 GROUP

In January 2006, Ener1 Group agreed to assume Ener1’s lease on an office in New York City, New York, for which the monthly rent is $35,520. The lease expires in September 2010. Ener1 expensed the leasehold improvements made to this office space in the amount of $60,419 during the quarter ending March 31, 2006. The lease payments on the office space are secured by a letter of credit in the name of Ener1; the letter of credit is secured by a cash collateral account in the amount of $224,000. The Company intends to cancel the letter of credit so that the collateral will be released. The letter of credit has not been cancelled as of March 31, 2006.

On January 27, 2006, February 7, 2006 and, in accordance with the agreement described below, March 30, 2006, Ener1 Group exercised warrants to purchase an aggregate of 44,500,000 shares of the Company's common stock at an exercise price of $.08 per share. Total proceeds to the Company from the exercise transactions were $2,860,000. The expiration date of the exercised warrants was 2012. On March 30, 2006, the Company and Ener1 Group entered into an agreement (the “Warrant Exercise Agreement”), under which Ener1 Group agreed to exercise certain warrants, and Ener1 agreed to transfer Ener1’s entire equity interest in Ener EL Holdings, Inc. ("Ener EL"), to Ener1 Group, Ener1 and Ener1Group terminated the letter agreement between Ener1Group and Ener1 dated October 15, 2004 regarding Ener1Group’s commitment to purchase shares of Ener1 Series B Preferred Stock and warrants to purchase Ener1 stock, each of Ener1 and Ener1Group agreed to release the other company from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2005, and the companies agreed that after Ener1 Group exercises the balance of the Battery Warrants to purchase 24,500,000 share of Ener1 common stock, Ener1 shall issue to Ener1 Group a new immediately exercisable, ten-year warrant to purchase 20,000,000 shares of Ener1 common stock at an exercise price of $0.50 per share.

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1Group and its subsidiaries, and Ener1 Group has billed the Company for the actual cost of these services and employees. As of March 31, 2006, the net balance due to the Company from Ener1 Group and its subsidiaries was $0. In accordance with the agreement described above, during the three months ending March 31, 2006, the Company expensed $228,000 of intercompany receivables from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006, and expensed $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group.

16. STOCK BASED COMPENSATION

Adoption of New Accounting Guidance and Transition

At January 1, 2006, the Company has five stock-based employee, executive and director compensation plans. Prior to December 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company recorded compensation expense related to the CEO option Plan of approximately $194,000 during the year ending December 31, 2005.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Valuation and Expense Information under SFAS No. 123R

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended March 31, 2006 are $385,000 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings or (loss) per share for the quarter ended March 31, 2006 would have been $0.05 and ($0.001), respectively, if the Company had not adopted Statement 123(R), compare to reported basic and diluted earnings per share of $0.05 and ($0.002), respectively. The Company recorded share based compensation costs of $385,000 for the first quarter of 2006.

As required by SFAS No. 123R, the Company estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rates are estimated to be 10% of total outstanding options. Estimated forfeitures are adjusted to actual forfeiture experience as needed.

In connection with the adoption of SFAS No. 123R, the Company estimates the fair value of each stock option on the date of grant using a Black Scholes Model valuation model, applying the following assumptions, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The average risk free interest rate used through March 31, 2006 was 3.5%.

Expected Volatility: The Company uses volatility rates based upon the weekly closing stock price of the Company’s common stock since January 2002, when the Company underwent a change in control. The Company determined that share prices prior January 2002 do not reflect the ongoing business valuation of the Company’s operations. The average expected volatility used during the period options were granted was 100%.

Expected Dividend Yield: The Company does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, the Company uses a dividend yield of zero in its assumptions.

A summary of option activity under the Company’s stock plans as of March, 31, 2006 and the changes during the first quarter of 2006 is presented below:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2005	24,605,617	$0.53
Granted	-
Exercised	-
Forfeited or expired	(2,518,167)	$0.60
Outstanding at March 31, 2006	22,087,450	$0.50	7.7	$284
Vested or expected to vest at March 31, 2006	21,003,129	$0.52	8.0	$276
Exercisable at March 31, 2006	11,248,745	$0.49	7.7	$207

No options were granted or exercised in the first quarter of 2006. As of March 31, 2006, there was $1,456,000 of total unrecognized compensation cost related to the stock options granted under the Company stock plans. That cost is expected to be recognized over a weighted-average period of 8.0 years.

Performance Share Option Plan

Effective October 1, 2005, an officer of EnerDel was granted an option to purchase 1,000,000 shares of Ener1, Inc. common stock at the exercise price of $.49 per share, vesting 25% on each of the first four anniversaries of the date of the grant. The officer’s right to exercise this option is subject to EnerDel achieving certain revenue thresholds. The performance goals are not expected to be met at this time, and no compensation cost has been recognized in the three months ended March 31, 2006 in connection with this plan.

Pro Forma Information Under SFAS No.123 for Periods Prior to 2006

The Company accounted for stock options under the intrinsic value method specified in APB 25 and adopted the disclosure-only provisions of SFAS No. 123 for periods prior to the quarter ending March 31, 2006. Accordingly, compensation cost for prior reported periods has been recognized for grants under the stock option plans only when the exercise prices of employee stock options were less than the market prices or fair values of the underlying stock on the date of grant.

The table below illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in the first quarter of 2005.

Net income as reported	$27,063
Plus stock-based compensation
determined under intrinsic value-based method	265
Less stock-based compensation
determined under fair value-based method	(931)
Net income pro forma	26,397
Preferred stock dividends	(1,210)
Net income attributable to common shareholders	$25,187

Net income per share, pro forma basic	$0.07
Net income per share, pro forma diluted	$0.02

17. EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and from the conversion of the Company’s convertible debentures. Weighted-average common shares for the quarter ending March 31, 2006 do not include the common stock equivalents represented by common stock options and the 2004 Debentures because their inclusion would be anti-dilutive. The Company’s Series B Convertible Preferred Stock was not convertible at March 31, 2006 or March 31, 2005 and these common stock equivalents were excluded from the earnings per share calculations. Diluted earnings per share is computed using the net income attributable to common shareholders and adjusted by the income statement effect of warrants, options and convertible instruments as if the dilutive securities had been converted at the beginning of the period. If a debt security is deemed to be dilutive, the related interest expense, including accretion of debenture discounts, and the gain or loss on the related embedded derivative liability are added back to the income or loss for the purposes of computing diluted earnings or loss per share. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:

	Quarter Ended March 31,
	2006	2005
		(Restated)

Weighted Average Shares Outstanding - Basic	368,457,582	347,455,751
Plus net shares from assumed conversion of warrants
under treasury stock method	37,482,548	61,831,169
Plus net shares from assumed conversion of options
under treasury stock method	-	8,230,987
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	-	16,016,260
2005 Debentures	14,225,000	2,845,000
Weighted Average Shares Outstanding - Diluted	420,165,130	436,379,167

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Quarter Ended March 31,
	2006	2005
in thousands		(Restated)

Net income as reported	$19,107	$27,063
Less preferred stock dividends and accretion	(1,289)	(1,210)
Add interest expense and accretion of discount on
convertible debentures	1,002	2,123
Less derivative gain on convertible debentures	(1,437)	(6,803)
Less derivative gain on warrants	(19,605)	(11,730)
Net loss computed for diluted net loss per share	$(2,222)	$9,443

18. SUBSEQUENT EVENTS

On May 4, 2006, the Company received a notice from a holder of 2004 Debentures and 2005 Debentures demanding the payment of accrued registration delay payments, which through April 30, 2006 aggregated $1.7 million in aggregate for all debenture holders of the 2004 Debentures and 2005 Debentures combined. The debenture holder has informed Ener1 in writing that the demand was not to be considered a notice of default under the 2004 Debentures or 2005 Debentures. The Company is in discussions with the debenture holder about restructuring the payment terms of the registration delay payments and the debenture terms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to our expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend”, “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: our ability to raise capital, general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; managerial execution; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $134,000,000 as of March 31, 2006. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1's planned operations through those periods. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about Ener1's ability to continue as a going concern.

We are required under the terms of our senior secured convertible debentures due 2009, issued in January 2004 (the "2004 Debentures”), and our senior secured convertible debentures due 2009, issued in March 2005 (the "2005 Debentures"), to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements we filed to register these resales are not available for use, we are required to make certain payments to the purchasers of the 2004 and 2005 Debentures (the "registration delay payments"). These registration statements have not been available for use since November 21, 2005. At April 30, 2006, the accumulated registration delay payments for the 2004 and 2005 Debentures aggregated $1.7 million. Payments accrued at the rate of 1.5% of principal approximately $295,000 per month for the 2004 Debentures until January 20, 2006, at which time our obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures ended. Registration delay payments will continue to accrue at a fixed rate of $213,375 per month for the 2005 Debentures until the 2005 Debenture holders are able to use the resale registration statement. The obligations to make registration delay payments have adversely affected our ability to raise additional funds for our operations and may continue to do so until any post-effective amendments or new registration statements we file are declared effective by the SEC.

Results of Operations

We had no significant sales or gross margin from continuing operations in either of the three month periods ended March 31, 2006 and 2005. Sales in the quarter ending March 31, 2006 were for services provided by our fuel cell business.

Net income. We reported net income of $19,107,000 for the quarter ended March 31, 2006, a decrease of $7,956,000 when compared to net income of $27,063,000 for the quarter ended March 31, 2005.
Our net income includes $27,457,000 and $34,588,000 in gain on derivative liability resulting from changes in the accounting value of derivative liabilities for the quarters ended March 31, 2006 and 2005, respectively. The decrease in net income for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 was primarily the result of the decrease in gain on derivative liability.

Losses from operations. We reported losses from operations of $4,387,000 for the quarter ended March 31, 2006, a decrease of $1,407,000 when compared to losses from operations of $5,794,000 for the quarter ended March 31, 2005. The decrease in operating losses was attributable primarily to decreases in research and development expenses of $1,033,000 and manufacturing pre-production costs of $793,000, partially offset by an increase in general and administrative expenses of $617,000.

Research and development (“R&D”) Expenses. Our R&D expenses were $919,000 and $1,952,000 for the quarters ending March 31, 2006 and 2005, respectively. The 53% reduction in R&D expenses of $1,033,000 is primarily due to decreases in salaries, rent, contract labor and materials. During the quarter ending March 31, 2006, our battery business consolidated its operations, equipment and personnel into the Indiana manufacturing and R&D facility, and began accelerating its Li-ion battery development activities. Although R&D expenses were lower during this transition period, we expect our battery business to increase its R&D expenditures substantially during 2006. Our fuel cell business increased its R&D activity during the quarter as it moved most of its personnel into our West Palm Beach facility and began new product development activities. Overall, R&D salaries and benefits decreased $351,000, rent decreased $334,000, materials decreased $447,000 and contract labor decreased $216,000 during the quarter. The rent decrease was due to a rent credit of $313,000 resulting form the termination of leasehold improvement obligations on our Indiana facility.

General and administrative expenses ("G&A"). G&A increased $617,000, or 22%, to $3,385,000 in the first quarter ending March 31, 2006 compared to $2,768,000 for the quarter ending March 31, 2005. The major components of general and administrative expenses are wages and benefits, professional fees, rent, stock compensation expense and costs associated with the Warrant Exercise Agreement described below. G&A wages and benefits decreased $35,000 to $990,000 primarily due to lower executive salaries. Rent increased $105,000 due to the cost associated with rental of our New York City administrative offices through February 2006. Stock compensation expense increased $120,000 to $385,000 due to the January 1, 2006 adoption of SFAS 123(R) which requires us to record the fair value of shares issuable under employee stock options as compensation cost. Professional fees increased $201,000 to $808,000 in the quarter ending March 31, 2006 due to higher legal and accounting services necessary to complete the restatement of the prior year financial statements to comply with derivative accounting requirements.

On March 30, 2006, we entered into an agreement (the “Warrant Exercise Agreement”) with Ener1 Group, under which Ener1 Group agreed to exercise certain warrants, and we agreed to transfer our entire equity interest in Ener EL Holdings, Inc. ("Ener EL"), to Ener1 Group, we and Ener1Group terminated the letter agreement between Ener1Group and Ener1 dated October 15, 2004 regarding Ener1Group’s commitment to purchase shares of Ener1 Series B Preferred Stock and warrants to purchase our stock, we and Ener1Group each agreed to release the other company from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2005, and we agreed that after Ener1 Group exercises additional warrants to purchase 24,500,000 share of Ener1 common stock, we shall issue to Ener1 Group a new immediately exercisable, ten-year warrant to purchase 20,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with the Warrant Exercise Agreement, during the three months ending March 31, 2006, we expensed $228,000 of intercompany receivables from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006, and we expensed $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group. In addition, Ener1 Group agreed to assume our lease on office space in New York City effective March 1, 2006. As a result, we expensed the book value of leasehold improvements to this office totaling $60,000 during the quarter ended March 31, 2006.

Provision for income taxes The effective tax rate in 2005 and 2006 was zero percent. The gain on derivative liability is not considered income for federal income tax purposes. As a result, we reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in our deferred tax asset valuation allowance.

Interest expense and Registration Delay Payments Interest expense increased $699,000 to $2,956,000 for the three months ended March 31, 2006 compared to $2,257,000 in the quarter ended March 31, 2005. Interest expense increased due the inclusion of a full quarter of interest on the 2005 Debentures, and increase in the interest rate to 15% on the 2005 Debentures and an increase in the interest rate to 15% on the 2004 debentures. First quarter interest payments were $1,067,000 and $714,000 for the three months ending March 31, 2006 and 2005, respectively. Interest expense also increased due to higher accretion of bond discount, which increased from $1,543,000 to $1,889,000 in the quarter ended March 31, 2006 compared to $1,543,000 in quarter ended March 31, 2005. We accrued $871,000 of registration delay payment obligations in the quarter ending March 31, 2006; the payments are accruing under our registration rights agreements with the purchasers of the 2005 and 2004 Debentures due to the unavailability of a registration statement for resale of the common stock underlying the 2004 and 2005 Debentures.

Manufacturing Pre-production Costs. Beginning in June 2004, we began preparing our battery manufacturing plant in Fort Lauderdale to begin production, in addition to continuing our battery-related research and development activities. Manufacturing pre-production cost for the three months ended March 31, 2006 and 2005 were 0 and $793,000, respectively. These expenses were incurred for implementing new manufacturing infrastructure, including new personnel, policies, and procedures. We ceased these activities and did not incur any similar expense in the quarter ended March 31, 2006.

Gain on derivative liability. The gain on derivative liability for the three months ended March 31, 2006 decreased by $7,130,000 to $27,458,000 compared to $34,588,000 in the period ended March 31, 2005. The decrease was due to corresponding decrease in the reported value of freestanding derivatives and embedded derivatives resulting from decreases in the market value of our common stock at the end of the quarter and from a decrease in the number of shares underlying warrants recorded as a derivative liability outstanding at the end of the period.

Liquidity and Capital Resources

We do not presently have sufficient funds to execute our business plans, and need to raise $30,000,000 to $40,000,000 in additional capital to conduct our planned operations during 2006 and 2007, including planned capital expenditures for pilot production equipment and facilities upgrades at EnerDel and funding of continuing R&D expenses. We intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors. We also need additional short term working capital to fund our operations through June 2006, at which time we intend to seek to raise the additional financing described above. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

We are required under the terms of the 2004 and 2005 Debentures to register the resale of the common stock underlying the debentures and associated warrants. These registration statements have not been available for use since November 21, 2004. As a result of the restatement of our financial statements for 2004 and 2005 and the amendment of certain of our prior filings with the SEC containing such financial information, we have not yet filed post-effective amendments to these registration statements with updated financial statements. Under the terms of the registration agreements for the 2004 Debentures and 2005 Debentures, we have incurred $1.7 million as of April 30, 2006 of registration delay payment requirements due to the debenture holders. We have received a demand from a holder of the 2005 and 2004 Debentures for us to pay the registration delay payments, and if we do not make such payments, the debenture holders could declare an event of default on all of the Debentures which could result in the acceleration of the requirement to pay all principal and accrued interest. The debenture holder has informed us in writing that the demand was not to be considered a notice of default under the 2004 Debentures or 2005 Debentures. We are in discussions with the debenture holder about restructuring the payment terms of the registration delay payments and the terms of the 2005 and 2004 Debentures.

At March 31, 2006, we had a working capital deficit of $29,797,000 primarily due to an aggregate derivative liability of $26,952,000. Our working capital deficit excluding the derivative liability was $2,845,000. Our cash at March 31, 2006 was $890,000. During the three months ending March 31, 2006, we used $4,914,000 of cash in operations which was funded through financing activities of $3,553,000 and beginning cash on hand of $2,306,000.

During the three months ended March 31, 2006, our working capital provided by financing sources was $3,553,000 consisting primarily of the proceeds from the exercise of warrants to purchase our common stock by Ener1 Group. On January 27, 2006, February 7, 2006 and March 30, 2006, Ener1 Group exercised warrants to purchase an aggregate 44,500,000 shares of our common stock at an exercise price of $.08 per share. Total proceeds from the exercise transactions were $3,560,000. The expiration date of the exercised warrants was 2012.

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

In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business value of our current operations. We use a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of our derivative or security. We use the closing market price of our common stock at the close of business on the date of issuance of a derivative or at the end of a quarter when determining the fair value of a derivative. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility has ranged from 296% to 104% during the years ending December 31, 2003, 2004 and 2005. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 296% to 104%. Our volatility rate will likely change in the future. Our stock price will also likely change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of several of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 31, 2004 and for the first three quarters of 2005, to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

Accounting for Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered impaired if the sum of the undiscounted cash flows we estimate will be generated by that asset is less than its carrying value.

Accounting for Share-based Payments

The preparation of financial statements and related disclosures in conformity with accounting principles generally
Stock-Based Compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Accounting for Stock-Based Compensation,” requires companies to record employee stock option compensation at fair value. We adopted SFAS 123R during the quarter ending March 31, 2006.

.

Item 3.  Controls and Procedures

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the individuals serving as our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  During the course of this evaluation, we identified deficiencies in our internal controls and disclosure controls relating to our calculation of diluted earnings or loss per share and our accounting for redeemable preferred stock.  As a result of the identification of these deficiencies, the financial statements for the quarter ended March 31, 2005 included in this Quarterly Report on Form 10-QSB have been restated in order to reflect the financial effect of derivative gains on the calculation of diluted earnings or loss per share and to show the redeemable preferred stock as temporary equity.  Due to our determination that it was necessary to restate our financial statements for the quarter ended March 31 2005, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective  as of March 31, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We are in the process of improving our internal controls and disclosure controls in an effort to remediate these deficiencies through the following efforts: 1) implementing better controls and procedures over the calculation of diluted earnings or loss per share and our accounting for preferred stock, and 2) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

On February 10, 2005, Kevin P. Fitzgerald, our former Chairman and Chief Executive Officer, filed a complaint against us in the Circuit Court for Broward County, Florida for breach of contract and specific performance based on our alleged breach of his employment agreement dated September 8, 2003.  Mr. Fitzgerald was dismissed as our Chairman and Chief Executive Officer on January 9, 2006.  Mr. Fitzgerald’s complaint claims he is entitled to additional salary, stock options, severance pay equal to his annual salary for two years and unreimbursed expenses and benefits in an unspecified amount and seeks a court order extending the period during which he may require us to repurchase certain vested options through and including April 10, 2006.  The complaint also seeks attorney’s fees. We intend to vigorously defend against the charges made in this litigation.  At this time Mr. Fitzgerald has not filed a notice of intent to exercise his right to have the company repurchase vested stock options and the time period for which he sought an extension has expired.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 2, 2006, one of our consultants exercised warrants to purchase 200,000 shares of our common stock in a cashless exercise, and we issued 148,718 shares to the consultant.

On March 30, 2006, Ener1 Group, Inc. exercised warrants to purchase 10,000,000 shares of our common stock for an aggregate purchase price of $800,000.

On April 20, 2006 Ener1 Group exercised warrants to purchase 1,250,000 shares of our common stock, for an aggregate purchase price of $100,000.

On April 26, 2006 Ener1 Group exercised warrants to purchase 1,000,000 shares of our common stock, for an aggregate purchase price of $80,000.

On May 1, 2006 Ener1 Group exercised warrants to purchase 4,437,500 shares of our common stock, for an aggregate purchase price of $355,000.

On May 12, 2006 Ener1 Group exercised warrants to purchase 625,000 shares of our common stock, for an aggregate purchase price of $50,000.

On May 15, 2006 Ener1 Group exercised warrants to purchase 250,000 shares of our common stock, for an aggregate purchase price of $20,000.

On May 17, 2006 Ener1 Group exercised 112,500 warrants to purchase our common stock, for an aggregate purchase price of $9,000.

On May 18, 2006 Ener1 Group exercised 2,500,000 warrants to purchase our common stock, for an aggregate purchase price of $200,000.

All of the security issuances described above were exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act of 1933, as sales not involving a public offering.

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

3.4
Certificate of Designations of Series B Preferred Stock of Ener1, Inc. dated October 15, 2004, incorporated by reference to Exhibit 3.6 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2004. .

3.5	Amendment to Amended and Restated Articles of Incorporation, dated December 2004, incorporated by reference to Exhibit A of the Registrant's Schedule 14C dated December 6, 2004.

3.6	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement (Commission File No. 333-112837) filed with the Commission on February 13, 2004.

3.7	Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant's current report on Form 8-K dated January 12, 2005.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 21, 2004.

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

4.8
Registration Rights Agreement by and between Ener1 and Delphi Automotive Systems LLC, dated October 20, 2004, incorporated by reference to Exhibit 4.5 to Ener1‘s Quarterly Report on Form 10-QSB for the period ending September 30, 2004.

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

4.13
Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures incorporated by reference to Item 10.2 of Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.14
Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K dated March 15, 2005

4.15
Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.‘s 5% Senior Secured Convertible Debentures incorporated by reference to Item 10.3 of Registrant’s Current Report on Form 8 K dated March 15, 2005

10.1
Warrant Exercise Agreement, dated as of March 30, 2006, by and between the Company and Ener1 Group, Inc., incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated April 5, 2006.

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

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: May 22, 2006	By:	/s/ Ronald Stewart
Ronald Stewart
Chief Executive Officer (Principal Executive Officer)

Dated: May 22, 2006	By:	/s/ Gerard Herlihy
Gerard Herlihy
Chief Financial Officer (Principal Financial and Accounting Officer)