Form 10KSB/A
period 2005-12-31
ENER1 INC
filed 2006-05-23
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

Form 10-KSB/A

AMENDMENT NO. 1

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

Shares of Common Stock outstanding as of March 6, 2006: 382,104,469 shares.

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

As of March 6, 2006, there were 382,104,469 shares of common stock outstanding held by approximately 300 shareholders of record. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

We are required under the terms of our senior secured convertible debentures due 2009 issued in January 2004 (the "2004 Debentures”) and our senior secured convertible debentures due 2009 issued in March 2005 (the "2005 Debentures") to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements we filed to register these resales are not available for use, (or, additionally, with respect to the 2005 Debentures, if our common stock ceases to be listed or quoted on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange), we are required to make certain payments to the purchasers of the 2004 and 2005 Debentures (the "registration delay payments"). These registration statements have not been available for use since November 21, 2004 as a result of the fact that we determined we needed to restate our financial statements for the year ended December 31, 2004 and the three months ended March 31, 2005 and June 30, 2005. At December 31, 2005, the accumulated registration delay payments for the 2004 and 2005 Debentures were $374,000, and $270,000, respectively. Payments accrued at the rate of 1.5% of principal approximately $295,000 per month for the 2004 Debentures until January 20, 2006, at which time our obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures ended.

Registration delay payments will continue to accrue at a fixed rate of $213,375 per month for the 2005 Debentures until the 2005 Debenture holders are able to use the resale registration statement and until our common stock is quoted on the OTC Bulletin Board. The monthly registration delay payments of $213,375 (prorated for portions of a month) for the 2005 Debentures are required to be paid during any period of time during which we fail to maintain the listing of our common stock on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange as required by the registration agreement for the 2005 Debentures. We intend to file a post-effective amendment to the registration statement for the common stock underlying the 2005 Debentures to update it with the information included in this Annual Report. The obligations to make registration delay payments and our inability to publicly offer our securities until we restate our financial statements has adversely affected our ability to raise additional funds for our operations and may continue to do so until any post-effective amendments or new registration statements we file are declared effective by the SEC and our common stock is quoted on the OTC Bulletin Board.

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

In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk free interest rate which is equal to the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. We use the closing market price of our common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility of our stock price has ranged from 296% to 104% during the years ending December 31, 2003, 2004 and 2005. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 296% to 104%. Our volatility rate will likely change in the future. Our stock price will also change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of several of our financial instruments, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the year ended December 31, 2004 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have evaluated the provisions of the registration rights agreement that require us to pay registration delay payments in combination with the financial instrument and concluded that the combined instrument meets the definition of a derivative under SFAS 133.

The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. As discussed above, we view the registration rights agreement and the financial instrument as one combined freestanding instrument. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives.

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

We have determined that the conversion features of certain of our financial instruments, including our 2004 Debentures, 2005 Debentures and preferred stock and certain of the warrants and options to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. As a result, we report the value of these derivatives as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis, and is based on the market value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations. Our common stock price changed from $0.85 on December 31, 2004 to $0.39 on December 31, 2005, and the aggregate balance sheet amount shown for these derivatives liabilities accordingly decreased from $111,450,000 on December 31, 2004 to $54,410,000 on December 31, 2005. We were required to report a change of $68,916,000 as gain on derivative liability in other income on our statement of operations.

Summary of Restatement Items

On December 15, 2005, Ener1 concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31, June 30 and September 30, 2004 and 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the Company's senior secured convertible debentures due 2009 issued in January 2004 (the "2004 Debentures") and the Company's senior secured convertible debentures due 2009 issued in March 2005 (the "2005 Debentures”), the warrants to purchase common stock associated with the 2004 and 2005 Debentures, the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel, Inc. Non-Voting Cumulative and Redeemable Series A Convertible Preferred Stock issued in November, 2004 ("Series A Preferred Stock") and (3) warrants to purchase common stock issued to Ener1 Group in September 2002 (the "Battery Warrants") and November 2003 (the "Exchange Warrants") and options to purchase common stock issued to ITOCHU Corporation in July 2003 (the "ITOCHU Options"). Ener1 had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, Ener1 has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on Ener1's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in Ener1's statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

In March 2006, Ener1 filed this Annual Report with the SEC including financial statements for the fiscal year ended December 31, 2004, restated as described above, and financial statements for the fiscal year ended December 31, 2005. In May 2006, Ener1 concluded it was necessary to amend this Annual Report in order to restate its financial statements for its 2004 and 2005 fiscal years to reflect the changes described below in Ener1’s accounting for preferred stock and its calculation of diluted earnings or loss per share.

Ener1 originally reported the Series A Preferred Stock and Series B Preferred Stock as long term liabilities at December 31, 2005 and 2004. The accompanying financial statements have been restated to show the Series A Preferred Stock and Series B Preferred Stock as temporary equity between long term liabilities and stockholder’s equity (deficit) at December 31, 2005 and 2004.

Ener1 originally reported diluted earnings per share for the year ending December 31, 2005 and 2004 of $.06 and $(0.11) per share, respectively. Weighted average shares outstanding - diluted were originally reported as 411,515,000 and 347,089 shares at December 31, 2005 and 2004, respectively. The originally reported diluted earnings per share did not reflect an adjustment to the numerator for the income statement effect of derivative gains or losses during the periods. Inclusion of the derivative gain in the computation resulted in the determination that the 2004 and 2005 Debentures were dilutive securities, and the effect of the weighted number of shares resulting from conversion is now included in the denominator of the earnings per share calculation. In addition, the adjustment to the numerator resulted in a diluted net loss per share, and as a result, all stock options were considered anti-dilutive and excluded from the revised computation of the weighted average shares outstanding - diluted.

The accompanying financial statements for the year ended December 31, 2004 and 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the year ended December 31, 2004 are summarized below:

Consolidated Statement of Operations ( in thousands except per share data)

	Year Ended
	December 31, 2004
	As Previously Reported	Adjustment		As Restated

Gross profit	$32			$32

Operating expenses	37,418	(298	)(a)	37,120
Loss from operations	(37,386)	(298)		(37,088)

Non operating income (expense)
Interest expense	(1,523)	(5,149	)(b)	(6,672)
Other income (expense)	(330)			(330)
Gain on derivative liability	-	49,798	(c)	49,798
Total non-operating income (expense)	(1,853)	44,649		42,796

Loss before minority interest, income taxes,
and discontinued operations	(39,239)	44,947		5,708

Minority interest	3,319			3,319
Loss from discontinued operations	106			106
Net income (loss)	(35,814)	44,947		9,133

Preferred stock dividends	(904)	52	(d)	(852)

Net income attributable
to common shareholders	$(36,718)	$44,999		$8,281

Basic and diluted income (loss) per share:
Basic	$(0.11)	$0.13	(e)	$0.02
Diluted	$(0.11)	$0.03	(f)	$(0.08)

Shares outstanding	347,089			347,089
Diluted shares outstanding	347,089	77,239	(g)	424,328

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs of $4,244, and amortization of deferred financing costs of $905.
(c)	To record gain on derivatives based upon fair values at December 31, 2004. See Note 19.
(d)	To correct accretion of preferred stock as a dividend.
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities and the reduction of diluted shares outstanding for shares underlying anti-dilutive stock options.

Balance Sheet Impact

In addition to the effects on Ener1's 2004 consolidated statement of operations discussed above, the restatement impacted Ener1's consolidated balance sheet as of December 31, 2004. The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2004:

	December 31,			December 31,
	2004			2004
	As Previously Reported	Adjustment		(Restated)
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	119			119
Total current assets	14,400			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185

Deferred debenture costs, net of amortization of $905	-	3,621	(a)	3,621
Other	443			443
Total assets	$29,418			$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability		130,157	(b)	111,450
		31,091	(c)
	-	(49,798	)(d)
Total current liabilities	2,631			114,081

Long-term portion of installment loan	91			91
$19,700 convertible debentures	-	3,944	(e)	3,944
Total liabilities	2,722			118,116

Minority interest	3,951			3,951
Commitments and contingencies

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized, 8,000 shares issued and outstanding; liquidation preference $8,000	4,130	(1,561	)(f)	2,569
Series B Convertible Preferred, $.01 par value, 180,000 shares authorized, 152,500 shares issued and outstanding; liquidation preference $15,250	10,893	(788	)(g)	10,105

STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 750,000,000 shares authorized 347,455,751 issued and outstanding	3,475			3,475
Additional paid in capital	100,246	(24,216	)(h)	76,030
Accumulated deficit	(95,999)	(85,208	)(i)	(181,207)
Total stockholders' deficit	7,722			(101,702)
Total liabilities and stockholders' deficit	$29,418			$33,039

(a)	Change due to recording deferred financing cost of $4,526 net of amortization of $905 on the 2004 Debentures.
(b)	To record initial carrying value of 2003 derivatives, which includes $96,600 for Battery Warrants,
$19,600 for Exchange Warrants and $13,957 for ITOCHU options.
(c)	To record initial carrying value of derivatives in 2004 including $20,000 for the 2004 Debenture warrant derivative, $4,620 for the
Delphi Warrants, $1,183 related to the Series A Preferred conversion value, and $5,288 for the value of the Series B warrants.
(d)	To record gain on derivatives based upon fair values at December 31, 2004.
(e)	Change due to accretion of discount of bond issuance costs of $4,424 and conversion of $300 of 2004 Debentures.
(f)	To correct the value of the Series A Preferred by $1,503 and correct prior period accretion of discount on preferred of $58.
(g)	To correct the value of the Series B Preferred by $750 and correct prior period accretion of discount on preferred of $36.
(h)	To reduce paid in capital for value of 2004 Debentures of $18,527, Series A Warrants of $4,300, Series B Preferred Warrants of $4,666,
and increase paid in capital for deferred debenture costs paid with warrants of $3,053 and accretion and conversion totaling $223.
(i)	To reflect aggregate effect of income statement adjustments.

The redeemable preferred stock was previously classified as long term debt in 2005 and 2004, and is now presented as temporary equity.

 The impact of the revisions to the earning or loss per share for the year ending December 31, 2005 is as follows:

	As Previously Reported	Adjustment		As Restated

Net income from continuing operations, basic and diluted
Basic net income per share	$0.07			$0.07
Diluted net income per share	$0.06	$(0.08	)(a)	$(0.02)
Net income from discontinued operations, basic and diluted
Basic net income per share	$-			$-
Diluted net income per share	$-			$-
Weighted average shares outstanding (in 000's):
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	411,515	21,513	(b)	433,028

(a)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(b)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities and the reduction of diluted shares outstanding for shares underlying anti-dilutive stock options.

Results of Operations for Years Ended December 31, 2004 and 2005

Net income. We reported net income of $28,062,000 for the year ended December 31, 2005, an increase of $18,929,000 when compared to net income of $9,133,000 for the year ended December 31, 2004. Our net income includes $68,916,000 and $49,798,000 in gain on derivative liability resulting from changes in the accounting value of derivative liabilities for the years ended December 31, 2005 and 2004, respectively.

Losses from operations. We reported losses from operations of $33,149,000 for the year ended December 31, 2005, compared to losses from operations of $37,088,000 for the year ended December 31, 2004, or a decrease of $3,939,000. The decrease in operating losses was attributable primarily to decreases in impairment losses and manufacturing pre-production expenses (we incurred $8,289,000 of impairment losses and $3,282,000 manufacturing pre-production expenses in 2004 and none in 2005), offset by a $1,030,000 increase in research and development expenses and a $6,275,000 increase in general and administrative costs. We had no significant sales from continuing operations in 2004 or 2005. All sales reported were for sales of sample battery and fuel cell products.

Research and development (“R&D”) Expenses. Our R&D expenses were $19,042,000 and $18,012,000 for the years ended December 31, 2005 and 2004, respectively. R&D expenses include a charge of $10,527,000 in 2005 which represent the book value of battery production assets that were charged to R&D expenses as a result of our decision in 2005 to dedicate our Fort Lauderdale battery plant to R&D activities and a charge of $14,923,000 in 2004 which represents the value of assets used in R&D activities contributed to EnerDel from Delphi and Ener1 in connection with the formation of EnerDel. Exclusive of these charges, R&D expenses increased $5,156,000 or 167% from $3,089,000 in 2004 to $8,245,000 in 2005. This increase primarily resulted from increased R&D activities related to EnerDel’s Li-ion development activities.

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

As discussed in Note 4 to the financial statements, errors resulting in an overstatement of diluted earnings per share and an overstatement of liabilities were discovered by management in 2006. Accordingly, adjustments have been made as of and for the years ended December 31, 2005 and 2004, to correct the errors.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 9, 2006, except for Notes 3, 4, 5, 12, 17, 18 and 19, which are as of May 22, 2006

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	December 31,	December 31,
	2005	2004
ASSETS	(Restated)	(Restated)
Current assets
Cash and equivalents	$2,306	$14,091
Prepaid expenses and other current assets	189	190
Due from related parties	157	119
Total current assets	2,652	14,400

Property and equipment, net	3,042	13,390
Investment in EnerStruct, Inc.	805	1,185
Deferred debenture costs, net of amortization
of $2,082 and $905	3,748	3,621
Other	202	443
Total assets	$10,449	$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	24	23
Accounts payable and accrued expenses	2,969	2,301
Liabilities of discontinued operations	307	307
Derivative liability	54,410	111,450
Total current liabilities	57,710	114,081

Long-term portion of installment loan	67	91
$19,700 convertible debentures, net of discount of $11,817 and $15,756	7,883	3,944
$14,225 convertible debentures, net of discount of $9,955	4,269	—
Total liabilities	69,929	118,116
Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	4,967	2,569
Series B Convertible Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	13,188	10,105

Minority interest	—	3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized	3,475	3,475
347,455,751 issued and outstanding
Additional paid in capital	72,185	76,030
Accumulated deficit	(153,295)	(181,207)
Total stockholders' deficit	(77,635)	(101,702)
Total liabilities and stockholders' deficit	$10,449	$33,039

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Net sales	$60	$42
Cost of sales	—	10
Gross profit	60	32

Operating expenses
Manufacturing pre-production costs	—	3,282
General and administrative	13,609	7,334
Depreciation	558	203
Research and development	19,042	18,012
Loss on impairment of assets	—	8,289
Total operating expenses	33,209	37,120
Loss from operations	(33,149)	(37,088)

Other income and (expense)
Interest	(10,735)	(6,672)
Equity in loss of EnerStruct, Inc.	(380)	(591)
Other	(350)	261
Gain on derivative liability	68,916	49,798
Total other income (expense)	57,451	42,796

Income before income taxes	24,302	5,708
Income taxes	—	—
Net income before minority interest
and discontinued operations	24,302	5,708

Minority interest in losses of consolidated subsidiary	3,760	3,319
Net income from continuing operations	28,062	9,027

Income from discontinued operations	—	106
Net income	28,062	9,133

Preferred stock dividends	(5,116)	(852)

Net income attributable
to common shareholders	$22,946	$8,281

Net income from continuing opertaions, basic and diluted
Basic net income per share	$0.07	$0.02
Diluted net income per share	$(0.02)	$(0.08)
Net income from discontinued operations, basic and diluted
Basic net income per share	$—	$—
Diluted net income per share	$—	$—
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,089
Weighted average shares outstanding - Diluted	433,028	424,328

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

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)

Cash flows from operating activities:

Net income	$28,062	$9,133

Adjustments to reconcile net income to cash used by operating activities:
Gain on derivative liability	(68,916)	(49,798)
Asset impairment	—	8,289
Plant assets expensed to research and development	10,602	15,096
Minority interest	(3,760)	(3,319)
Non cash interest expense related to financing costs	1,177	905
Accretion of discount on debentures	5,762	4,243
Depreciation	558	203
Compensation expense for stock grants and options	1,080	1,313
Equity in loss from investment in Enerstruct	380	590
Changes in current assets and liabilities	721	(482)
Changes in assets and liabilities held for disposal	1	(118)
Net cash used in operating activities	(24,333)	(13,945)

Investing activities:
Capital expenditures	(813)	(1,054)
Investment in Splinex	—	(150)
Net cash used in investing activities	(813)	(1,204)

Financing activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	15,000
Repayment of related party notes	—	(1,041)
Repayment of guaranteed related party debt	—	(2,200)
Repayment of long term debt	(23)	(2,318)
Proceeds from employee stock options exercised	—	22
Proceeds from exercise of warrants	—	1,050
Net cash provided by financing activities	13,361	29,040

Net increase (decrease) in cash and equivalents	(11,785)	13,891

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$2,306	$14,091

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

Restatements: Restatements of 2005 and 2004 were made. See Note 4.

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

Earnings Per Share: Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

The pricing model the Company uses for determining fair values of the Company’s derivatives is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In particular, the Company uses volatility rates based upon the closing stock price of the Company’s common stock since January 2002, when the company underwent a change in control. The Company determined that share prices prior to this period do not reflect the ongoing business valuation of the Company’s current operations. We use a risk free interest rate which is the U. S. Treasury bill rate for a security with a maturity that approximates the estimated expected life of our derivative or security. The Company uses the closing market price of the Company’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility has ranged from 296% to 104% during the years ending December 31, 2003, 2004 and 2005. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 296% to 104%. The Company’s volatility rate will likely change in the future. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liability will also increase or decrease, absent any change in volatility rates.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with EITF 00-19, certain of the Company’s warrants to purchase common stock and the embedded conversion feature of several of the Company’s financial instruments are separately accounted for as liabilities. The fair value of these warrants and conversion features are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have penalty provisions in the registration agreements our 2005 Debentures and 2004 Debentures that require us to make certain payments in the event of our failure to maintain, for certain prescribed periods equal to two years from the date of issuance of the securities involved, an effective registration statement for the common stock securities underlying the debentures and the associated warrants (and, in the case of the 2005 Debentures, failure to maintain the listing of our common stock on the OTC Bulletin Board, NASDAQ National Market, NASDAQ SmallCap or New York Stock Exchange). The EITF, which has not been adopted, considers alternative treatments including whether or not the registration right itself is a separate derivative liability, or if it is a derivative considered as a combined unit with the conversion feature of a convertible instrument. If the unit is considered separate, the EITF discusses possible alternative treatments including the possibility that the combined unit is a derivative liability only if the maximum liquidated damages exceed the difference between the fair value of registered and unregistered shares. In September 2005, the FASB staff reported that the EITF postponed further deliberations on Issue No. 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19 (“EITF 05-04”) pending the FASB reaching a conclusion as to whether a registration rights agreement meets the definition of a derivative instrument.

The Company considers the liquidated damages provision in our various security instruments to be combined with our registration rights and conversion derivatives, and we do not account for the provision as a separate liability. We currently record any registration delay payments as expenses in the period when they are incurred. If the FASB were to adopt an alternative view, we could be required to account for the registration delay payments as a separate derivative. Accordingly, we would need to record the fair value of the estimated payments, although no authoritative methodology currently exists for evaluating such computation.

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

4. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

On December 15, 2005, Ener1 concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31, June 30 and September 30, 2004 and 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the Company's senior secured convertible debentures due 2009 issued in January 2004 (the "2004 Debentures") and the Company's senior secured convertible debentures due 2009 issued in March 2005 (the "2005 Debentures”), the warrants to purchase common stock associated with the 2004 and 2005 Debentures, the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel, Inc. Non-Voting Cumulative and Redeemable Series A Convertible Preferred Stock issued in November, 2004 ("Series A Preferred Stock") and (3) warrants to purchase common stock issued to Ener1 Group in September 2002 and November 2003 and options to purchase common stock issued to ITOCHU Corporation in July 2003. Ener1 had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, Ener1 has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on Ener1's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in Ener1's statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

In March 2006, Ener1 restated its financial statements for the fiscal year ended December 31, 2004 to reflect the changes described above. In May 2006, Ener1 concluded it was necessary to restate its financial statements for its 2004 and 2005 fiscal years to reflect the changes described below in Ener1's accounting for preferred stock and its calculation of diluted earnings or loss per share.

The Company originally reported the Series A Preferred Stock and Series B Preferred Stock as long term liabilities at December 31, 2005 and 2004. The accompanying financial statements have been restated to show the Series A Preferred Stock and Series B Preferred Stock as temporary equity between long term liabilities and stockholder’s equity (deficit) at December 31, 2005 and 2004.

The Company originally reported diluted earnings per share for the year ending December 31, 2005 and 2004 of $.06 and $(0.11) per share, respectively. Weighted average shares outstanding - diluted were originally reported as 411,515,000 and 347,089,000 shares at December 31, 2005 and 2004, respectively. The originally reported diluted earnings per share did not reflect an adjustment to the numerator for the income statement effect of derivative gains or losses during the periods. Inclusion of the derivative gain in the computation resulted in the determination that the 2004 and 2005 Debentures were dilutive securities, and the effect of the weighted number of shares resulting from conversion is now included in the denominator of the earnings per share calculation. In addition, the adjustment to the numerator resulted in a diluted net loss per share, and as a result, all stock options were considered anti-dilutive and excluded from the revised computation of the weighted average shares outstanding - diluted.

The accompanying financial statements for the year ended December 31, 2004 and 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the year ended December 31, 2004 are summarized below:

Consolidated Statement of Operations ( in thousands except per share data)

	Year Ended
	December 31, 2004
	As Previously Reported	Adjustment		As Restated

Gross profit	$32			$32

Operating expenses	37,418	(298	)(a)	37,120
Loss from operations	(37,386)	(298)		(37,088)

Non operating income (expense)
Interest expense	(1,523)	(5,149	)(b)	(6,672)
Other income (expense)	(330)			(330)
Gain on derivative liability	-	49,798	(c)	49,798
Total non-operating income (expense)	(1,853)	44,649		42,796

Loss before minority interest, income taxes,
and discontinued operations	(39,239)	44,947		5,708

Minority interest	3,319			3,319
Loss from discontinued operations	106			106
Net income (loss)	(35,814)	44,947		9,133

Preferred stock dividends	(904)	52	(d)	(852)

Net income attributable
to common shareholders	$(36,718)	$44,999		$8,281

Basic and diluted income (loss) per share:
Basic	$(0.11)	$0.13	(e)	$0.02
Diluted	$(0.11)	$0.03	(f)	$(0.08)

Shares outstanding	347,089			347,089
Diluted shares outstanding	347,089	77,239	(g)	424,328

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs of $4,244, and amortization of deferred financing costs of $905.
(c)	To record gain on derivatives based upon fair values at December 31, 2004. See Note 19.
(d)	To correct accretion of preferred stock as a dividend.
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities and the reduction of diluted shares outstanding for shares underlying anti-dilutive stock options.

Balance Sheet Impact

In addition to the effects on Ener1's 2004 consolidated statement of operations discussed above, the restatement impacted Ener1's consolidated balance sheet as of December 31, 2004. The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2004:

	December 31,			December 31,
	2004			2004
	As Previously Reported	Adjustment		(Restated)
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	119			119
Total current assets	14,400			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185

Deferred debenture costs, net of amortization of $905	-	3,621	(a)	3,621
Other	443			443
Total assets	$29,418			$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability		130,157	(b)	111,450
		31,091	(c)
	-	(49,798	)(d)
Total current liabilities	2,631			114,081

Long-term portion of installment loan	91			91
$19,700 convertible debentures	-	3,944	(e)	3,944
Total liabilities	2,722			118,116

Minority interest	3,951			3,951
Commitments and contingencies

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized, 8,000 shares issued and outstanding; liquidation preference $8,000	4,130	(1,561	)(f)	2,569
Series B Convertible Preferred, $.01 par value, 180,000 shares authorized, 152,500 shares issued and outstanding; liquidation preference $15,250	10,893	(788	)(g)	10,105

STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 750,000,000 shares authorized 347,455,751 issued and outstanding	3,475			3,475
Additional paid in capital	100,246	(24,216	)(h)	76,030
Accumulated deficit	(95,999)	(85,208	)(i)	(181,207)
Total stockholders' deficit	7,722			(101,702)
Total liabilities and stockholders' deficit	$29,418			$33,039

(a)	Change due to recording deferred financing cost of $4,526 net of amortization of $905 on the 2004 Debentures.
(b)	To record initial carrying value of 2003 derivatives, which includes $96,600 for Battery Warrants,
$19,600 for Exchange Warrants and $13,957 for ITOCHU options.
(c)	To record initial carrying value of derivatives in 2004 including $20,000 for the 2004 Debenture warrant derivative, $4,620 for the
Delphi Warrants, $1,183 related to the Series A Preferred conversion value, and $5,288 for the value of the Series B warrants.
(d)	To record gain on derivatives based upon fair values at December 31, 2004.
(e)	Change due to accretion of discount of bond issuance costs of $4,424 and conversion of $300 of 2004 Debentures.
(f)	To correct the value of the Series A Preferred by $1,503 and correct prior period accretion of discount on preferred of $58.
(g)	To correct the value of the Series B Preferred by $750 and correct prior period accretion of discount on preferred of $36.
(h)	To reduce paid in capital for value of 2004 Debentures of $18,527, Series A Warrants of $4,300, Series B Preferred Warrants of $4,666,
and increase paid in capital for deferred debenture costs paid with warrants of $3,053 and accretion and conversion totaling $223.
(i)	To reflect aggregate effect of income statement adjustments.

The redeemable preferred stock was previously classified as long term debt in 2005 and 2004, and is now presented as temporary equity.

5. EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and from the conversion of the Company’s convertible debentures. In calculating diluted net income (loss) per share, the numerator is also adjusted to: (1) add back interest expense in the convertible debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive. Weighted-average common shares do not include the common stock equivalents resulting from common stock options because their inclusion would be anti-dilutive. The Company’s Series B Convertible Preferred Stock (the "Series B Preferred Stock") was not convertible at December 31, 2004 or 2005 and these common stock equivalents were excluded from the earnings per share calculations. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)

Weighted Average Shares Outstanding - Basic	347,455,751	347,089,054
Plus net shares from assumed conversion of warrants
under treasury stock method	58,176,471	62,100,000
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	11,380,000	15,138,657
2005 Debentures	16,016,260	-
Weighted Average Shares Outstanding - Diluted	433,028,482	424,327,711

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the securities were not in the money (the exercise price was above the average stock price for the period) or the effect of including would have been antidilutive:

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Stock options that were not in the money	9,768,901	7,416,943
Stock options excluded because effect was anti-dilutive	5,721,981	8,276,073
Warrants that were not in the money	60,931,471	51,503,331
Series A Preferred Stock	-	1,353,186
Total options, warrants and convertible
securities excluded from weighted average shares	76,422,353	68,549,533

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)

Net income as reported	$28,062	$9,133
Less preferred stock dividends and accretion	(5,116)	(852)
Add interest expense and accretion of discount on
convertible debentures	9,548	4,077
Less derivative gain on convertible debentures	(11,007)	(8,245)
Less derivative gain on warrants	(31,740)	(38,640)
Net loss computed for diluted net loss per share	$(10,253)	$(34,527)

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

Interest is due quarterly. The initial interest rate was 5%, subject to increases to 7.5% if Ener1 did not achieve all of the specific milestones set forth in the 2004 Debentures by 180 days following the date of issuance of the 2004 Debentures and to 15% if Ener1 did not achieve all of the milestones within 365 days after issuance of the 2004 Debentures. The milestones were as follows: (1) the registration statement registering the resale of the shares underlying the 2004 Debentures and warrants is available to cover resales of such shares or such shares may be immediately sold to the public under Rule 144(k) (the latter being two years from the date of issuance of the Debentures and associated warrants - January 21, 2004); (2) Ener1 common stock is listed on the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange and trading on the stock has not been suspended; (3) an Event of Default (as defined in the 2004 Debentures) or an event that, with the passage of time or giving of notice would result in an Event of Default, shall not have occurred and be continuing; and (4) the closing bid price for Ener1 common stock shall be greater than $1.75 (subject to adjustment for stock splits, stock dividends and similar events). As a result of Ener1’s failure to achieve all of the milestones except the milestones related to Events of Default and the registration of the resale of the underlying shares, the interest rate was increased to 7.5% as of July 19, 2004 and 15% as of January 30, 2005. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $4,113,455 has been paid, no interest was accrued at December 31, 2005 and $261,506 of interest has been converted.

Ener1 is required under the terms of the 2004 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements are not available for use, Ener1 is required to make certain payments to the purchasers of the 2004 Debentures (the "registration delay payments"). The registration delay payments accrue at the rate of 1.5% of principal or approximately $295,000 per month until January 20, 2006, at which time the obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures and associated warrants ends. The registration statements became unavailable for use in November 2005, and registration delay payments of $374,000 had accrued through the period ending December 31, 2005.
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

Interest is due quarterly. The initial rate on the 2005 Debentures was initially 7.5% per year. The 2004 Debentures provided that the interest rate will increase to 15% per year effective 365 days after issuance of the 2005 Debentures if Ener1 fails to meet and maintain any of milestones set forth in the 2005 Debentures. The milestones were as follows: (1) the registration statement registering the resale of the shares underlying the 2005 Debentures and warrants is made and kept effective until the date on which the holders of the 2005 Debentures and warrants may sell all of their underlying shares; (2) Ener1’s common stock is listed on the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange and trading on the stock has not been suspended; (3) an Event of Default (as defined in the 2004 Debentures) or an event that, with the passage of time or giving of notice, shall not have occurred and be continuing; (4) the closing bid price for Ener1’s common stock shall be greater than $1.50; and (5) trading volume of Ener1 common stock shall have exceeded $500,000 per day for each of the preceding 30 days. As a result of Ener1’s failure to meet and maintain any of the milestones except the milestone related to Events of Default, the interest rate increased to 15% per year, effective March 14, 2006. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $868,318 has been paid, no interest was accrued at December 31, 2005 and no interest has been converted.

Ener1 is required under the terms of the 2005 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants and maintain the listing or quotation of its common stock on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange. If the registration statements are not available for use or Ener1’s common stock is not listed or quoted on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange, Ener1 is required to make certain payments to the purchasers of the 2005 Debentures (the "registration delay payments"). Registration delay payments accrue at a fixed rate of $213,375 per month until the 2005 Debenture holders are able to use the resale registration statement and until Ener1’s common stock is quoted on the OTC Bulletin Board or other exchange. The registration statements became unavailable for use in November 2005, and the Company’s stock was neither traded or quoted or listed, as applicable, on the OTC Bulletin Board or other exchange from December 22, 2005 to April 6, 2006, and registration delay payments of $270,000 had accrued at December 31, 2005.

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

The Battery Warrants are immediately exercisable at an exercise price $.08 per share and have a term of ten years. The warrants have provisions requiring that the number of shares available for exercise and/or the exercise price for the shares be adjusted to reflect stock splits, stock dividends and similar transactions, including the issuance of other shares of our common stock, except for employee stock options, at prices below the exercise price stated in the warrants. The warrants also provide for cashless exercise in accordance with a formula stated therein.

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

The proceeds were first allocated to the fair value of the freestanding warrants. The remaining proceeds were allocated to the Series B Preferred Stock.

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

EnerDel Non-Voting Cumulative and Redeemable Series A Preferred Stock

In October 2004, Delphi Corporation purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock of EnerDel (“Series A Preferred Stock”) with an aggregate initial liquidation value of $8,000,000, and warrants to purchase Ener1 common stock, for an aggregate consideration of $8,000,000. The Series A Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. Under the terms of the Series A Preferred Stock, the holder had the option, expiring on January 31, 2005, to exchange each share of Series A Preferred Stock for 869.5652 shares of Ener1 common stock. Ener1 is accounting for the warrants and conversion option in accordance with SFAS 133 and EITF 00-19. The proceeds were first allocated to the fair value of the freestanding warrants. The remaining proceeds were next allocated based on the with-and-without method first to the embedded conversion feature of the Series A Preferred Stock and then to the host instrument (Series A Preferred Stock). When the term of the conversion option expired in January 2005, the remaining liability of $1,183,000 was recorded as gain on derivative liability in the first quarter of 2005.

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

Because the conversion option for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133

The Company uses the Black Scholes valuation model for calculation of the value of derivative liabilities. Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when the Company underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 104% during the years ending December 31, 2003, 2004 and 2005. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 296% to 104%. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year.

	Issue Date	Volatility	Risk Free Rate	Market Price	Term in Years
At Issuance date for:
2004 Debentures	1/21/2004	296%	3.5%	$1.65	5
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debentures	3/11/2005	104%	3.5%	$0.75	5
2005 Debenture Warrants	3/11/2005	104%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	5
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10
ITOCHU options	7/1/2003	296%	1.0%	$1.40	6 mos.
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10

Prices and average rates at Year End:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Ener1, Inc.

Date: May 23, 2006	By:	/s/ Ronald Stewart
Ronald Stewart Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles Gassenheimer	Chairman of the Board, Director	May 23, 2006
Charles Gassenheimer

/s/ Ronald N. Stewart	Interim Chief Executive Officer, General Counsel and Secretary	May 23, 2006
Ronald N. Stewart	(Principal Executive Officer)

/s/ Gerard A. Herlihy	Chief Financial Officer	May 23, 2006
Gerard A. Herlihy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Marshall Cogan	Director	May 23, 2006
Marshall Cogan

/s/ Karl Gruns	Director	May 23, 2006
Karl Gruns

	Director	May 23, 2006
Ludovico Manfredi

/s/ Dr Peter Novak	Director	May 23, 2006
Dr. Peter Novak

	Director	May 23, 2006
Mike Zoi