Form 10QSB/A
period 2005-06-30
ENER1 INC
filed 2006-05-24
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 2

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2005

Commission File Number 0-21138

ENER1, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2479377
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

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

Yes [X] No [_]

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding as of
Common stock, par value	August 11, 2005
$.01 per share	347, 455,751

Transitional Small Business Format (check one): Yes [  ] No [X]

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended June 30, 2005

INDEX

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheet (unaudited) as of
June 30, 2005 and December 31, 2004	4

Condensed Consolidated Statements of Operations (unaudited)
for the three and six months ended June 30, 2005 and 2004	5

Condensed Consolidated Statements of Cash Flows (unaudited)
for the six months ended June 30, 2005 and 2004	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	34

Item 3. Controls and Procedures	37

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 6. Exhibits and Reports on Form 8-K	38

Signatures	39

Explanatory Note

The consolidated financial statements for the three and six months ended June 30, 2004 and 2005 and related disclosures included in this Amendment No. 2 to Quarterly Report on Form 10-QSB have been restated.

On December 15, 2005, Ener1 concluded that it would be necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended June 30, 2004 and June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 and 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures and the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel Inc. Series A Convertible Preferred Stock issued in November, 2004 ("Preferred Stock") and associated warrants and (3) the warrants to purchase common stock issued to Ener1 Group, Inc. in September 2002 and warrants to purchase common stock issued to purchasers of Ener1's Series B Preferred Stock.  On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004. In March 2006, Ener1 determined that it was also necessary to restate its previously issued financial statements for the three and six months ended June 30, 2004 and 2005 to reflect additional gains and losses related to the classification of and accounting for options to purchase Ener1's common stock issued to a business partner in July 2003 and warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003, and to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for the 2004 Debentures.

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

On March 27, 2006, Ener1 filed Amendment No. 1 to this Quarterly Report on Form 10-QSB ("Amendment No. 1"), which included restated financial statements for the three and six months ended June 30, 2004 and 2005 reflecting the accounting changes described above. On May 18, 2006, Ener1 concluded that it would be necessary to restate the financial statements for the three and six months ended June 30, 2004 and 2005 included in Amendment No. 1 to reflect (1) the reclassification of preferred stock as temporary equity and (2) corrected diluted earnings or loss per share, as further described below. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and six months ended June 30, 2004 and 2005. These matters have been discussed by Ener1's authorized executive officers with the Company’s independent registered public accounting firm.

The Company previously reported the Series A Preferred Stock issued by its subsidiary EnerDel, Inc., and the Series B Preferred Stock issued by the Company as long term liabilities at June 30, 2005 and December 31, 2005. The balance sheets at December 31, 2005 and June 30, 2005 included in this Amendment No. 2 to Quarterly Report on Form 10-QSB ("Amendment No. 2") have been restated to classify the Series A Preferred Stock and Series B Preferred Stock as temporary equity.

The Company previously reported diluted earnings per share for the three and six months ended June 30, 2005 of $0.05 and $0.11 per share, respectively based upon weighted average shares of 412,008,000 and 414,756,000, respectively. The Company previously reported diluted earnings per share for the three and six months ended June 30, 2004 of $0.02 and $0.16 per share, respectively based upon weighted average shares of 415,652,000 and 418,989,000, respectively. Diluted earnings per share are calculated by dividing the Company’s net income for the applicable period by the number of shares of the Company's common stock outstanding on a fully diluted basis. The previously reported diluted earnings per share did not reflect adjustments required to be made to the numerator of the fraction used in this calculation, specifically, excluding from net income the gain on derivative liability reported for the applicable period. Making these adjustments to the calculation resulted in the determination that the Company's 2004 Debentures and 2005 Debentures were dilutive securities and that the shares of Company common stock underlying the debentures should be considered outstanding for purposes of calculating diluted earnings per share. The restated diluted earnings (loss) per share for the three and six months ended June 30, 2005 is $(0.01) and $0.01 per share, respectively based upon restated weighted average shares of 429,686,987 and 439,464,139, respectively. The restated diluted earnings per share for the three and six months ended June 30, 2004 is $0.00 and $0.04 per share, respectively, based upon restated weighted average shares of 431,483,926 and 433,220,483, respectively.

The financial statements and other financial information included in this Amendment No. 2 to the June 30, 2005 10-QSB have been restated accordingly.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt was made in Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except Ener1 included the restatements described above in Part I, Item 1, Ener1 has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 to reflect these restatements and Ener1 has updated the disclosure in Part 1, Item 3 in order to reflect the impact the need for these restatements has had on its evaluation of the effectiveness of its disclosure controls and procedures as of June 30, 2005. In addition, no attempt was made in Amendment No. 2 to modify or update the disclosures in the original Quarterly Report or in Amendment No. 1 except Ener1 included the restatements described above in Part I, Item 1 and Ener1 has included additional information in its financial statements and in Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 regarding its derivatives and related accounting treatment.

Part I. FINANCIAL INFORMATION
      Item 1. - Financial Statements

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

		December 31,
	June 30, 2005	2004
	(Restated)	(Restated)
ASSETS
Current assets
Cash and equivalents	$11,896	$14,091
Prepaid expenses and other current assets	665	190
Due from related parties	161	119
Total current assets	12,722	14,400

Property and equipment, net	2,719	13,390
Investment in EnerStruct, Inc.	958	1,185
Deferred debenture costs, net of amortization of $1,467 and $905	4,364	3,621
Other	321	443
Total assets	$21,084	$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24	23
Accounts payable and accrued expenses	1,444	2,301
Liabilities of discontinued operations	307	307
Accrued exit costs	497	-
Derivative liability	47,757	111,450
Total current liabilities	50,029	114,081

Long-term portion of installment loan	79	91
$19,700 convertible debentures, net of discount of $13,787 and $15,756	5,913	3,944
$14,225 convertible debentures, net of discount of $11,081	3,144	-
Total liabilities	59,165	118,116

Minority interest	17	3,951
Commitments and contingencies

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	3,774	2,569
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	11,742	10,105

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475	3,475
Paid in capital	74,304	76,030
Accumulated deficit	(131,393)	(181,207)
Total stockholders' deficit	(53,614)	(101,702)
Total liabilities and stockholders' deficit	$21,084	$33,039

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$14	$11	$35	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	1,340	516	2,132	516
General and administrative	2,296	1,553	5,065	3,860
Research and development	14,488	667	16,742	1,177
Total operating expenses	18,124	2,736	23,939	5,563
Net Loss from operations	(18,110)	(2,725)	(23,904)	(5,522)

Other income and (expense)
Interest	(3,019)	(1,633)	(5,269)	(3,235)
Equity in loss of EnerStruct, Inc.	(58)	(131)	(227)	(287)
Other	88	50	140	73
Gain on derivative liability	40,883	14,461	75,471	77,700
Total other income (expense)	37,894	12,747	70,115	74,251

Income before income taxes	19,784	10,022	46,211	68,729
Income taxes	-	-	-	-
Net income before minority interest
and discontinued operations	19,784	10,022	46,211	68,729

Minority interest	3,117	-	3,760	-
Net income from continuing operations	22,901	10,022	49,971	68,729

Loss from discontinued operations	-	-	-	(2)
Net income	22,901	10,022	49,971	68,727

Preferred stock dividends	(1,213)	-	(2,423)	-

Net income attributable
to common shareholders	$21,688	$10,022	$47,548	$68,727

Net income per share, basic
Continuing operations	$0.06	$0.03	$0.14	$0.20
Discontinued operations	$-	$-	$-	$-
Net income per share, diluted
Continuing operations	$(0.01)	$-	$0.01	$0.04
Discontinued operations	$-	$-	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,173	347,456	347,089
Weighted average shares outstanding - Diluted	429,687	431,484	439,464	433,220

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income as reported	$22,901	$10,022	$49,971	$68,727
Add stock-based compensation
determined under intrinsic
value-based method	265	271	529	320
Less stock-based compensation
determined under fair value-
based method	(931)	(637)	(1,851)	(888)
Net income pro forma	22,235	9,656	48,649	68,159
Preferred stock dividends	(1,213)	-	(2,423)	-
Net income attributable
to common shareholders pro forma	$21,022	$9,656	$46,226	$68,159

Net income per share, pro forma basic	$0.06	$0.03	$0.13	$0.20

Net income per share, pro forma diluted	$(0.01)	$0.00	$0.01	$0.04

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

Ener1 is required under the terms of the 2005 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants and maintain the listing or quotation of its common stock on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange. If the registration statements are not available for use or Ener1’s common stock is not listed or quoted on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange,, Ener1 is required to make certain payments to the purchasers of the 2005 Debentures (the "registration delay payments"). Registration delay payments would accrue at a fixed rate of $213,375 per month until the 2005 Debenture holders are able to use the resale registration statement and until Ener1’s common stock is quoted on the OTC Bulletin Board or other exchange.

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

Interest is due quarterly. The current interest rate is 7.5%. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. To date, interest of $323,000 has been paid, no interest was accrued at June 30, 2005 and no interest has been converted.

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

The following are the components of redeemable preferred stock as of June 30, 2005 (in thousands):

	Ener1	EnerDel
	Series B	Series A	Total

Face value	$15,250	$8,000	$23,250

Less fair value of warrant derivative
at issue date	(5,514)	(4,620)	(10,134)

Less fair value of conversion option
at issue date	-	(1,183)	(1,183)

Accumulated accretion
of discounts	1,274	1,120	2,079

Cumulative dividends	732	457	1,189

Carrying value	$11,742	$3,774	$15,201

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

The impact on the balance sheet as of June 30, 2005 and the statements of income for the three months ended June 30, 2005 and 2004 is as follows (dollars in thousands):

	December 31,	June 30,	Gain			December 31,	June 30,	Gain
	2004	2005	(Loss)			2003	2004	(Loss)

2004 Debenture	$11,627	$3,684	$7,943			$-	$8,480	$1,760	(a	)
2004 Debenture Warrants	11,040	3,040	8,000			-	7,840	1,920	(a	)
2005 Debenture	-	2,134	5,832	(a	)	-	-	-
2005 Debenture Warrants	-	2,688	1,124	(a	)	-	-	-
EnerDel Series A Preferred Stock	1,183	-	1,183			-	-	-
Series A Warrants	5,944	2,447	3,497			-	-	-
Series B Warrants	7,096	3,916	3,180			-	-	-
Battery Warrants	57,960	23,460	34,500			96,600	43,470	53,130
Exchange Warrants	16,600	6,388	10,212			19,600	12,200	7,400
Itochu Stock Options	-	-	-			13,957	467	13,490
	$111,450	$47,757	$75,471			$130,157	$72,457	$77,700

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

The Company uses the Black Scholes valuation model for calculation of the value of derivative liabilities. Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when the company underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate that is equal to the U. S. Treasury bill rate with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes valuation model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility of Ener1’s stock prices has ranged from 296% to 145% during the period from 2002 through 2005. At volatility rates above 140%, the call value of the options calculated under the Black Scholes valuation model approaches the market price of the stock, and additional volatility does not further materially increase the value of the derivatives. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 135% to 296%.

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

On March 27, 2006, Ener1 restated its financial statements for the three and six months ended June 30, 2004 and 2005 to reflect the accounting changes described above. In May 2006, Ener1 concluded that it would be necessary to restate its financial statements for the three and six months ended June 30, 2004 and 2005 to reflect the changes described below in Ener1's accounting for preferred stock and its calculation of diluted earnings or loss per share.

The Company previously reported the Series A Preferred Stock issued by its subsidiary EnerDel, Inc., and the Series B Preferred Stock issued by the Company as long term liabilities at June 30, 2005 and December 31, 2004. The balance sheets at December 31, 2004 and June 30, 2005 included in this Quarterly Report on Form 10-QSB have been restated to classify the Series A Preferred Stock and Series B Preferred Stock as temporary equity.

The Company previously reported diluted earnings per share for the three and six months ended June 30, 2005 of $0.05 and $0.11 per share, respectively based upon weighted average shares of 412,008,000 and 414,756,000, respectively. The Company previously reported diluted earnings per share for the three and six months ended June 30, 2004 of $0.02 and $0.16 per share, respectively based upon weighted average shares of 415,652,000 and 418,989,000, respectively. Diluted earnings per share are calculated by dividing the Company’s net income for the applicable period by the number of shares of the Company's common stock outstanding on a fully diluted basis. The previously reported diluted earnings per share did not reflect adjustments required to be made to the numerator of the fraction used in this calculation, specifically, excluding from net income the gain on derivative liability reported for the applicable period. Making these adjustments to the calculation resulted in the determination that the Company's 2004 Debentures and 2005 Debentures were dilutive securities and that the shares of Company common stock underlying the debentures should be considered outstanding for purposes of calculating diluted earnings per share. The restated diluted earnings (loss) per share for the three and six months ended June 30, 2005 is $(0.01) and $0.01 per share, respectively based upon restated weighted average shares of 429,686,987 and 439,464,139, respectively. The restated diluted earnings per share for the three and six months ended June 30, 2004 is $0.00 and $0.04 per share, respectively based upon restated weighted average shares of 431,483,926 and 433,220,483, respectively.

The impact of the above restatement items on Ener1's consolidated statements of operations for the three and six months ended June 30, 2005 and 2004 are summarized below:  (dollars and shares in thousands, other than per share information).

	Three Months Ended
	June 30, 2005

	As Previously
	Reported	Adjustment			As restated
Gross profit	$14				$14

Total operating expenses	18,355	(231)	(a	)	18,124
Loss from operations	(18,341)	231			(18,110)

Other income and (expense)
Interest	(1,314)	(1,705)	(b	)	(3,019)
Equity in loss of EnerStruct, Inc.	(58)	-			(58)
Other	88	-			88
Gain on derivative liability	-	40,883	(c	)	40,883
Total other income (expense)	(1,284)	39,178			37,894

Net income (loss) before minority interest
and discontinued operations	(19,625)	39,409			19,784

Minority interest	3,117	-			3,117
Net income (loss) from continuing operations	(16,508)	39,409			22,901

Loss from discontinued operations	-	-			-
Net income (loss)	(16,508)	39,409			22,901
Preferred stock dividends	(1,102)	(111)	(d	)	(1,213)
Net income (loss) attributable
to common shareholders	$(17,610)	$39,298			$21,688

Net income (loss) per share, basic
Continuing operations	$(0.05)	$0.11	(e	)	$0.06
Discontinued operations	$-	$-			$-
Net income (loss) per share, diluted
Continuing operations	$(0.05)	$0.04	(f	)	$(0.01)
Discontinued operations	$-	$-			$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456				347,456
Weighted average shares outstanding - Diluted	347,456	82,231	(g	)	429,687

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To correct accretion of preferred stock as a dividend
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)	To reflect additional diluted shares outstanding from warrants and convertible securities and the reduction of diluted shares outstanding for anti-dilutive stock options.

	Three Months Ended
	June 30, 2004

	As Previously
	Reported	Adjustment			As restated
Gross profit	$11	$-			$11

Total operating expenses	2,889	(153)	(a	)	2,736
Loss from operations	(2,878)	153			(2,725)

Other income and (expense)
Interest	(254)	(1,379)	(b	)	(1,633)
Equity in loss of EnerStruct, Inc.	(131)	-			(131)
Other	50	-			50
Gain on derivative liability	-	14,461	(c	)	14,461
Total other income (expense)	(335)	13,082			12,747

Net income (loss)	$(3,213)	$13,235			$10,022

Net income (loss) per share, basic	$(0.01)	0.04	(d	)	$0.03
Net income (loss) per share, diluted	$(0.01)	0.01	(e	)	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,173				347,173
Weighted average shares outstanding - Diluted	347,173	84,311	(f	)	431,484

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding from warrants and convertible securities and the reduction of diluted shares outstanding for anti-dilutive stock options.

	Six Months Ended
	June 30, 2005

	As Previously
	Reported	Adjustment			As restated
Gross profit	$35	$-			$35

Total operating expenses	24,337	(398)	(a	)	23,939
Loss from operations	(24,302)	398			(23,904)

Other income and (expense)
Interest	(2,064)	(3,205)	(b	)	(5,269)
Equity in loss of EnerStruct, Inc.	(227)	-			(227)
Other	140	-			140
Gain on derivative liability	-	75,471	(c	)	75,471
Total other income (expense)	(2,151)	72,266			70,115

Net income (loss) before minority interest
and discontinued operations	(26,453)	72,664			46,211

Minority interest	3,760	-			3,760
Net income (loss) from continuing operations	(22,693)	72,664			49,971
Preferred stock dividends	(2,089)	(334)	(d	)	(2,423)
Net income (loss) attributable
to common shareholders	$(24,782)	$72,330			$47,548

Net income (loss) per share, basic
Continuing operations	$(0.07)	0.21	(e	)	$0.14
Discontinued operations	$-				$-
Net income (loss) per share, diluted
Continuing operations	$(0.07)	0.08	(f	)	$0.01
Discontinued operations	$-				$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456				347,456
Weighted average shares outstanding - Diluted	347,456	92,008	(g	)	439,464

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To correct accretion of preferred stock as a dividend
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)	To reflect additional diluted shares outstanding from warrants and convertible securities and the reduction of diluted shares outstanding for anti-dilutive stock options.

	Six Months Ended
	June 30, 2004

	As Previously
	Reported	Adjustment			As restated
Gross profit	$31	$-			$31

Total operating expenses	5,859	(306)	(a	)	5,553
Loss from operations	(5,828)	306			(5,522)

Other income and (expense)
Interest	(477)	(2,758)	(b	)	(3,235)
Equity in loss of EnerStruct, Inc.	(287)	-			(287)
Other	73	-			73
Gain on derivative liability	-	77,700	(c	)	77,700
Total other income (expense)	(691)	74,942			74,251

Net income (loss) from continuing operations	(6,519)	75,248			68,729
Loss from discontinued operations	(2)	-			(2)
Net income (loss)	$(6,521)	$75,248			$68,727

Net income (loss) per share, basic
Continuing operations	$(0.02)	0.22	(d	)	$0.20
Discontinued operations	$-				$-
Net income (loss) per share, diluted
Continuing operations	$(0.02)	0.06	(e	)	$0.04
Discontinued operations	$-				$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,089				347,089
Weighted average shares outstanding - Diluted	346,809	86,411	(f	)	433,220

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding from warrants and convertible securities and the reduction of diluted shares outstanding for anti-dilutive stock options.

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of June 30, 2005 and December 31, 2004. The following tables set forth the effects of the restatement adjustments on Ener1's consolidated balance sheets as of June 30, 2005 and December 31, 2004 (dollars in thousands):

	As of June 30, 2005

	As Previously
	Reported	Adjustment		As restated
ASSETS
Current assets
Total current assets	12,722	-		12,722

Property and equipment, net	2,719	-		2,719
Investment in EnerStruct, Inc.	958	-		958
Deferred debenture costs	970	3,394	(1)	4,364
Other	321	-		321
Total assets	$17,690	$3,394		$21,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability	-	130,157	(2)	47,757
		31,091	(3)
		11,778	(4)
		(125,269)	(5)
Current portion of installment loan	24	-		24
Accounts payable and accrued expenses	1,444	-		1,444
Liabilities of discontinued operations	307	-		307
Other current liabilities	497	-		497
Total current liabilities	2,272	47,757		50,029

Long-term debt	79			79
$19,700 convertible debentures	-	5,913	(6)	5,913
$14,225 convertible debentures	11,601	(8,457)	(7)	3,144
Total liabilities	13,952	45,213		59,165

Minority interest	17	-		17
Commitments and contingencies

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	5,113	(1,339)	(8)	3,774
Series B Preferred	12,341	(599)	(9)	11,742

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475	-		3,475
Paid in capital	101,634	(27,330)	(10)	74,304
Accumulated deficit	(118,842)	(12,551)	(11)	(131,393)
Total stockholders' deficit	(13,733)	(39,881)		(53,614)
Total liabilities and stockholders' deficit	$17,690	$3,394		$21,084

Notes on following page.

(1)	Change due to recording deferred financing cost of $5,831 and amortization of $1,467 on the 2004 Debentures
(2)	Change due to recording of January 1, 2003 derivative balances of $130,157, which includes $96,600 for Battery Warrants,
$19,600 for Exchange Warrants and $13,957 for ITOCHU options. See Note 12.
(3)	To record initial carrying value of derivatives in 2004 including $20,000 for the 2004 Debenture warrant derivative,$4,620 for the
Delphi Warrants, $1,183 related to the Series A Preferred conversion value, and $5,288 for the value of the Series B warrants.
(4)	To record initial carrying value of derivatives in 2005 including $3,812 for the 2005 Debenture warrant derivative and
$7,966 for the 2005 Debenture conversion feature derivative.
(5)	To record 2004 and 2005 gain on derivatives based upon fair values at June 30, 2005.
(6)	Change due to accretion of discount of bond issuance costs of $4,424 and conversion of $300 of 2004 Debentures
(7)	Change due to correct initial recording of $2,447 and accretion of bond discount of $697 on 2005 Debentures
(8)	To correct the value of the Series A Preferred by $1,503 and correct cumulative accretion of discount on preferred of $164
(9)	To correct the value of the Series B Preferred by $750 and correct cumulative accretion of discount on preferred of $151
(10)	To reduce paid in capital for value of 2004 Debentures of $18,527, Series A Warrants of $4,300, Series B Preferred Warrants
of $4,666 and cumulative dividends and accretion on preferred stock of $2,890 and increase paid in capital for deferred debenture costs paid with warrants of $3,053 and accretion and conversion totaling $223.
(11)	To reflect aggregate effect of income statement adjustments

	As of December 31, 2004
	2004			2004
	As Previously Reported	Adjustment		(Restated)
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	118			119
Total current assets	14,399			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185

Deferred debenture costs, net of amortization of $905	-	3,621	(1)	3,621
Other	443			443
Total assets	$29,417			$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability		130,157	(2)	111,450
		31,091	(3)
		(49,798)	(4)
Total current liabilities	2,631			114,081

Long-term portion of installment loan	91			91
$19,700 convertible debentures	-	3,944	(5)	3,944
Total liabilities	2,722			118,116

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	4,130	(1,561)	(6)	2,569
Series B Preferred	10,892	(787)	(7)	10,105

Minority interest	3,951			3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475			3,475
Additional paid in capital	100,246	(24,216)	(8)	76,030
Accumulated deficit	(95,999)	(85,208)	(9)	(181,207)
Total stockholders' deficit	7,722			(101,702)
Total liabilities and stockholders' deficit	$29,417			$33,039

Notes on following page.

Notes to 2004 Balance Sheet Table
(1)	Change due to recording deferred financing cost of $4,526 and amortization of $905 on the 2004 Debentures
(2)	Change due to recording of January 1, 2003 derivative balances of $130,157, which includes $96,600 for Battery Warrants,
$19,600 for Exchange Warrants and $13,957 for ITOCHU options.
(3)	To record initial carrying value of derivatives in 2004 including $20,000 for the 2004 Debenture warrant derivative,$4,620 for the
Delphi Warrants, $1,183 related to the Series A Preferred conversion value, and $5,288 for the value of the Series B warrants.
(4)	To record gain on derivatives based upon fair values at December 31, 2004
(5)	Change due to accretion of discount of bond issuance costs of $4,424 and conversion of $300 of 2004 Debentures
(6)	To correct the value of the Series B Preferred by $750 and correct prior period accretion of discount on preferred of $36.
(7)	To correct the value of the Series A Preferred by $1,503 and correct prior period accretion of discount on preferred of $58.
(8)	To reduce paid in capital for value of 2004 Debentures of $18,527, Series A Warrants of $4,300, Series B Preferred Warrants of $4,666,
and increase paid in capital for deferred debenture costs paid with warrants of $3,053 and accretion and conversion totaling $223.
(9)	To reflect aggregate effect of income statement adjustments

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

Effective April 11, 2005, pursuant to his appointment as Director of Ener1, Inc., Mr. Ludovico Manfredi was granted 110,000 options to purchase shares of Ener1, Inc. Common Stock at an exercise price of $.0.70 per share, vesting 33 1/3% on each of the first three anniversaries of the option grant date.

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

22. EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and from the conversion of the Company’s convertible debentures. Weighted-average common shares for the quarter ending June 30, 2005 do not include the common stock equivalents represented by common stock options and the 2004 Debentures because their inclusion would be anti-dilutive. The Company’s Series B Convertible Preferred Stock was not convertible at June 30, 2005 or June 30, 2004 and these common stock equivalents were excluded from the earnings per share calculations. Diluted earnings per share is computed using the net income attributable to common shareholders and adjusted by the income statement effect of warrants, options and convertible instruments as if the dilutive securities had been converted at the beginning of the period. If a debt security is deemed to be dilutive, the related interest expense, including accretion of debenture discounts, and the gain or loss on the related embedded derivative liability are added back to the income or loss for the purposes of computing diluted earnings or loss per share. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Weighted Average Shares Outstanding - Basic	347,455,751	347,173,000	347,455,751	347,089,000
Plus net shares from assumed conversion of warrants
under treasury stock method	57,412,766	61,171,014	60,264,516	63,306,383
Plus net shares from assumed conversion of options
under treasury stock method	-	7,123,651	6,925,401	8,490,104
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	16,016,260	16,016,260	16,016,260	14,334,995
2005 Debentures	8,802,210	-	8,802,210	-
Weighted Average Shares Outstanding - Diluted	429,686,987	431,483,925	439,464,138	433,220,482

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
in thousands	(Restated)	(Restated)	(Restated)	(Restated)

Net income as reported	$22,901	$10,022	$49,971	$68,727
Less preferred stock dividends and accretion	(1,213)	-	(2,423)	-
Add interest expense and accretion of discount on
convertible debentures	3,017	1,479	5,140	2,914
Less derivative gain on convertible debentures	(22,770)	(8,280)	(34,971)	(53,130)
Less derivative gain on warrants	(6,972)	(1,677)	(13,775)	(1,760)
Net income (loss) computed for diluted net income (loss) per share	$(5,037)	$1,544	$3,942	$16,751

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

Manufacturing Pre-production Costs

During the three month period ended June 30, 2004, we began preparing our battery manufacturing operations to begin production, in addition to continuing our research and development activities. For the three and six months ended June 30, 2005 manufacturing pre-production costs increased by 160% to $1.3 million and 313% to $2.1 million when compared to the same periods in 2004. This is mainly due to the continued reallocation of a significant portion of resources previously devoted to battery research and development and selling, general and administrative expenses to implementing manufacturing infrastructure, including new personnel, policies and procedures up until June 23, 2005. On June 23, 2005, EnerDel entered into an agreement that allowed it to acquire automated manufacturing technology from EnerStruct. Management believes that the new manufacturing approach which enables EnerDel to implement automated mass production processes for high-rate lithium batteries will make it possible for EnerDel to substantially reduce manufacturing labor and pre-production costs and lower its cash burn rate.

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

General and Administrative Expenses (“G&A”)

G&A for the three and six month periods ended June 30, 2005 increased by 48% or $743,000 to $2,296,000 and 31% or $1,205,000 to $5,065,000, respectively, when compared to the same periods in 2004. These increases were primarily in salaries and benefits, rent, outside services, professional fees, and computer and IT expense due to the acquisition of 7 administrative personnel and 52,000 square feet of facilities in Indianapolis from Delphi Corporation by EnerDel, Inc. in October of 2004. Included in G&A are activity exit costs of approximately $745,000.

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

In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business value of our current operations. We use a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of our derivative or security. We use the closing market price of our common stock at the close of business on the date of issuance of a derivative or at the end of a quarter when determining the fair value of a derivative. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility has ranged from 296% to 145% during the years ending December 31, 2003 and 2004 and the six months ended June 30, 2005. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 135% to 296%. Our volatility rate will likely change in the future. Our stock price will also likely change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of several of our financial instruments, should be separately accounted for as liabilities. We have recorded the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liability.”

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

Dated: May 24, 2006 Dated: May 24, 2006
         ENER1, INC.

By: /s/ Ronald Stewart
         Ronald Stewart
         Chief Executive Officer
         (Principal Executive Officer)

By: /s/ Gerard Herlihy
       Gerard Herlihy
       Chief Financial Officer
       (Principal Financial and Accounting Officer)