Form 10QSB/A
period 2005-09-30
ENER1 INC
filed 2006-05-25
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 3

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

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheet (unaudited) as of
September 30, 2005 and December 31, 2004	5

Consolidated Statements of Operations (unaudited)
for the three and nine months ended September 30, 2005 and 2004	6

Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 2005 and 2004	7

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	28

Item 3A. Controls and Procedures	31

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 5. Other	32

Item 6. Exhibits	33

Signatures	34

Explanatory Note
The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 3 to Quarterly Report on Form 10-QSB have been restated.

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

On May 18, 2006, Ener1 concluded that it would be necessary to restate the financial statements for the three and nine months ended September 30, 2004 and 2005 included in Amendment No. 2 to the September 2005 10-QSB to reflect (1) the reclassification of preferred stock as temporary equity and (2) corrected diluted earnings or loss per share, as further described below. Ener1's shareholders should no longer rely on the financial statements for the three and nine months ended September 30, 2004 and 2005 included in Amendment No. 2 to the September 2005 10-QSB. These matters have been discussed by Ener1's authorized executive officers with the Company’s independent registered public accounting firm.

The Company previously reported the Series A Preferred Stock issued by its subsidiary EnerDel, Inc., and the Series B Preferred Stock issued by the Company as long term liabilities at September 30, 2005 and December 31, 2005. The balance sheets at December 31, 2005 and September 30, 2005 included in this Quarterly Report on Form 10-QSB have been restated to classify the Series A Preferred Stock and Series B Preferred Stock as temporary equity.

The Company has restated the diluted net income (loss) per share for the three and nine months ended September 30, 2004, and restated the diluted weighted average shares outstanding the three and nine months ending September 30, 2005 and 2004. The Company previously reported diluted earnings (loss) per share for the three and nine months ended September 30, 2005 of $(0.11) and $0.03 per share, respectively based upon weighted average shares of 347,456,000 and 4121,126,000, respectively. The Company previously reported diluted earnings per share for the three and nine months ended September 30, 2004 of $0.00 and $0.17 per share, respectively based upon weighted average shares of 412,256,000 and 417,624,000, respectively. Diluted earnings per share are calculated by dividing the Company’s net income for the applicable period by the number of shares of the Company's common stock outstanding on a fully diluted basis. The previously reported diluted earnings per share did not reflect adjustments required to be made to the numerator of the fraction used in this calculation, specifically, excluding from net income the gain on derivative liability reported for the applicable period. Making these adjustments to the calculation resulted in the determination that the Company's 2004 Debentures were dilutive securities and that the shares of Company common stock underlying the debentures should be considered outstanding for purposes of calculating diluted earnings per share for the nine months ending September 30, 2004. In addition, as a result of restated diluted losses per share, employee stock options were considered anti-dilutive and excluded from the calculation of diluted weighted average shares for the three months ending September 30, 2005 and 2004, and the nine months ending September 30, 2005. The restated diluted earnings (loss) per share for the three and nine months ended September 30, 2005 is $(0.11) and $(0.03) per share, respectively based upon restated weighted average shares of 347,456,000 and 406,396,000, respectively. The restated diluted earnings per share for the three and nine months ended September 30, 2004 is $(0.01) and $0.03 per share, respectively based upon restated weighted average shares of 406,924,000 and 432,298,000, respectively.

The financial statements and other financial information included in this Amendment No. 3 to the September 30, 2005 10-QSB have been restated accordingly.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt has been made in this amendment to modify or update the disclosures in the original Quarterly Report except Ener1 has included the foregoing restatements in Part I, Item 1, Ener1 has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 to reflect these restatements and Ener1 has updated the disclosure in Part 1, Item 3 in order to reflect the impact the need for these restatements has had on its evaluation of the effectiveness of its disclosure controls and procedures as of September 30, 2005.

Part I. FINANCIAL INFORMATION
       Item 1. - Financial Statements
ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

	September 30,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS
Current assets
Cash and equivalents	$7,012	$14,091
Prepaid expenses and other current assets	544	190
Due from related parties	204	119
Total current assets	7,760	14,400

Property and equipment, net	2,944	13,390
Investment in EnerStruct, Inc.	899	1,185
Deferred debenture costs, net of amortization
of $1,748 and $905	4,082	3,621
Other	255	443
Total assets	$15,940	$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24	23
Accounts payable and accrued expenses	1,598	2,301
Liabilities of discontinued operations	307	307
Derivative liability on conversion features of securities	76,185	111,450
Total current liabilities	78,114	114,081

Long-term portion of installment loan	73	91
$19,700 convertible debentures, net of discount of $12,802 and $15,756	6,898	3,944
$14,225 convertible debentures, net of discount of $10,531 and $0	3,694	-
Total liabilities	88,779	118,116

Minority interest	-	3,951
Commitments and contingencies

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding	3,790	2,569
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding	12,065	10,105

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475	3,475
Paid in capital	75,401	76,030
Accumulated deficit	(167,570)	(181,207)
Total stockholders' deficit	(88,694)	(101,702)
Total liabilities and stockholders' deficit	$15,940	$33,039

See accompanying notes to financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$25	$-	$60	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	-	532	2,132	1,048
General and administrative	2,500	1,278	7,565	5,138
Research and development	1,194	576	17,936	1,753
Total operating expenses	3,694	2,386	27,633	7,949
Net Loss from operations	(3,669)	(2,386)	(27,573)	(7,908)

Other income and (expense)
Interest	(3,026)	(2,004)	(8,295)	(5,239)
Equity in loss of EnerStruct, Inc.	(59)	(139)	(286)	(426)
Other	83	77	223	150
Gain (loss) on embedded derivative liability	(29,513)	6,467	45,958	84,167
Total other income (expense)	(32,515)	4,401	37,600	78,652

Income (loss) before income taxes	(36,184)	2,015	10,027	70,744
Income taxes	-	-	-	-
Net income (loss) before minority interest
and discontinued operations	(36,184)	2,015	10,027	70,744

Minority interest	-	-	3,760	-
Net income (loss) from continuing operations	(36,184)	2,015	13,787	70,744

Loss from discontinued operations	-	(5)	-	(7)
Net income (loss)	(36,184)	2,010	13,787	70,737

Preferred stock dividends	(1,024)	-	(2,855)	-

Net income (loss) attributable
to common shareholders	$(37,208)	$2,010	$10,932	$70,737

Net income (loss) per share, basic
Continuing operations	$(0.11)	$0.01	$0.03	$0.20
Discontinued operations	$-	$-	$-	$-
Net income (loss) per share, diluted
Continuing operations	$(0.11)	$(0.01)	$(0.03)	$0.03
Discontinued operations	$-	$-	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,276	347,456	346,966
Weighted average shares outstanding - Diluted	347,456	406,924	406,396	432,298

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(36,184)	$2,010	$13,787	$70,737
Add stock-based compensation
determined under intrinsic
value-based method	265	197	794	517
Less stock-based compensation
determined under fair value-
based method	(856)	(798)	(2,707)	(1,685)
Net income (loss) pro forma	(36,775)	1,409	11,874	69,569
Preferred stock dividends	(1,024)	-	(2,855)	-
Net income (loss) attributable
to common shareholders	$(37,799)	$1,409	$9,019	$69,569

Net income (loss) per share, basic
Continuing operations	$(0.11)	$-	$0.03	$0.20
Net income (loss) per share, diluted
Continuing operations	$(0.11)	$(0.01)	$(0.04)	$0.03

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

The impact on the balance sheet as of September 30, 2005 and the statements of income for the nine months ended September 30, 2005 and 2004 is as follows (dollars in thousands):

	December 31,	September 30,	Gain		December 31,	September 30,	Gain
	2004	2005	(Loss)		2003	2004	(Loss)

2004 Debenture	$11,627	$6,918	$4,709		$-	$7,938	$2,302	(a)
2004 Debenture Warrants	11,040	6,720	4,320		-	8,320	1,312	(a)
2005 Debenture	-	6,686	1,280	(a)	-	-	-
2005 Debenture Warrants	-	4,680	(868)	(a)	-	-	-
EnerDel Series A Preferred Stock	1,183	-	1,183		-	-	-
Series A Warrants	5,944	3,426	2,518		-	-	-
Series B Warrants	7,096	4,145	1,866		-	-	-
Battery Warrants	57,960	33,810	24,150		96,600	37,950	58,650
Exchange Warrants	16,600	9,800	6,800		19,600	11,000	8,600
Itochu Stock Options	-	-	-		13,957	654	13,303
	$111,450	$76,185	$45,958		$130,157	$65,862	$84,167

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

14. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 3 to Quarterly Report on Form 10-QSB/A have been restated. On December 15, 2005, Ener1 concluded that it would be necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31 and June 30, 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 and 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures and the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel Inc. Series A Convertible Preferred Stock issued in November, 2004 ("Preferred Stock") and associated warrants and (3) the warrants to purchase common stock issued to Ener1 Group, Inc. in September 2002 and warrants to purchase common stock issued to purchasers of Ener1's Series B Preferred Stock.  On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

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

The Company previously reported the Series A Preferred Stock issued by its subsidiary EnerDel, Inc., and the Series B Preferred Stock issued by the Company as long term liabilities at September 30, 2005 and December 31, 2005. The balance sheets at December 31, 2005 and September 30, 2005 included in this Quarterly Report on Form 10-QSB have been restated to classify the Series A Preferred Stock and Series B Preferred Stock as temporary equity.

The Company previously reported diluted earnings per share for the three and nine months ended September 30, 2005 of $0.05 and $0.11 per share, respectively based upon weighted average shares of 412,008,000 and 414,756,000, respectively. The Company previously reported diluted earnings per share for the three and nine months ended September 30, 2004 of $0.02 and $0.16 per share, respectively based upon weighted average shares of 415,652,000 and 418,989,000, respectively. Diluted earnings per share are calculated by dividing the Company’s net income for the applicable period by the number of shares of the Company's common stock outstanding on a fully diluted basis. The previously reported diluted earnings per share did not reflect adjustments required to be made to the numerator of the fraction used in this calculation, specifically, excluding from net income the gain on derivative liability reported for the applicable period. Making these adjustments to the calculation resulted in the determination that the Company's 2004 Debentures and 2005 Debentures were dilutive securities and that the shares of Company common stock underlying the debentures should be considered outstanding for purposes of calculating diluted earnings per share. The restated diluted earnings (loss) per share for the three and nine months ended September 30, 2005 is $(0.01) and $0.01 per share, respectively based upon restated weighted average shares of 429,686,987 and 439,464,139, respectively. The restated diluted earnings per share for the three and nine months ended September 30, 2004 is $0.00 and $0.04 per share, respectively based upon restated weighted average shares of 431,483,926 and 433,220,483, respectively.

The financial statements and other financial information included in this Amendment No. 3 to the September 30, 2005 10-QSB have been restated accordingly.

The impact of the above restatement items on Ener1's consolidated statements of operations for the three and three and nine months ended September 30, 2005 and 2004 are summarized below:  (dollars and shares in thousands, other than per share information).

	Three Months Ended September 30, 2004
	As Previously
	Reported	Adjustment		As restated
Gross profit	$-	$-		$-

Total operating expenses	2,538	(152)	(a)	2,386
Loss from operations	(2,538)			(2,386)

Other income and (expense)
Interest	(666)	(1,338)	(b)	(2,004)
Equity in loss of EnerStruct, Inc.	(139)	-		(139)
Other	77	-		77
Gain on embedded derivative liability	-	6,467	(c)	6,467
Total other income (expense)	(728)	5,129		4,401

Net income (loss) before minority interest
and discontinued operations	(3,266)	5,281		2,015
Minority interest	-	-		-
Net income (loss) from continuing operations	(3,266)	5,281		2,015
Loss from discontinued operations	(5)	-		(5)
Net income (loss)	$(3,271)	$5,281		$2,010

Net income (loss) per share, basic
Continuing operations	$(0.01)	0.02	(d)	$0.01
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.01)	-	(e)	$(0.01)
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,276	-		347,276
Weighted average shares outstanding - Diluted	412,256	(5,332)	(f)	406,924

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect the reduction of diluted shares outstanding for anti-dilutive stock options.

	Nine Months Ended September 30, 2004
	As Previously
	Reported	Adjustment		As restated
Gross profit	$31	$-		$31

Total operating expenses	8,397	(458)	(a)	7,939
Loss from operations	(8,366)	458		(7,908)

Other income and (expense)
Interest	(1,143)	(4,096)	(b)	(5,239)
Equity in loss of EnerStruct, Inc.	(426)	-		(426)
Other	150	-		150
Gain on embedded derivative liability	-	84,167	(c)	84,167
Total other income (expense)	(1,419)	80,071		78,652

Net income (loss) from continuing operations	(9,785)	80,529		70,744

Loss from discontinued operations	(7)	-		(7)
Net income (loss)	$(9,792)	$80,529		$70,737

Net income (loss) per share, basic
Continuing operations	$(0.03)	0.23	(d)	$0.20
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.03)	0.06	(e)	$0.03
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	346,966	-		346,966
Weighted average shares outstanding - Diluted	417,624	14,674	(f)	432,298

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding from conversion of 2004 Debentures.

	Three Months Ended September 30, 2005
	As Previously
	Reported	Adjustment		As restated
Gross profit	$25	$-		$25

Total operating expenses	4,001	(307)	(a)	3,694
Loss from operations	(3,976)	307		(3,669)

Other income and (expense)
Interest	(2,566)	(460)	(b)	(3,026)
Equity in loss of EnerStruct, Inc.	(59)	-		(59)
Other	83	-		83
Gain on embedded derivative liability	(26,101)	(3,412)	(c)	(29,513)
Total other income (expense)	(28,643)	(3,872)		(32,515)

Net (loss) from continuing operations	(32,619)	(3,565)		(36,184)
-
Loss from discontinued operations	-	-		-
Net (loss)	(32,619)	(3,565)		(36,184)
Preferred stock dividends	(1,024)	-		(1,024)
Net (loss) attributable
to common shareholders	$(33,643)	$(3,565)		$(37,208)

Net income (loss) per share, basic
Continuing operations	$(0.09)	$(0.02)	(d)	$(0.11)
Discontinued operations	$-	$-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.09)	$(0.02)	(e)	$(0.11)
Discontinued operations	$-	$-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	347,456	-		347,456

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount on 2004 Debentures and amortization of deferred financing costs.
(c)	To record additional gain on Exchange Warrant derivative based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income.

	Nine Months Ended September 30, 2005
	As Previously
	Reported	Adjustment		As restated
Gross profit	$60	$-		$60

Total operating expenses	28,502	(869)	(a)	27,633
Loss from operations	(28,442)	869		(27,573)

Other income and (expense)
Interest	(6,968)	(1,327)	(b)	(8,295)
Equity in loss of EnerStruct, Inc.	(286)	-		(286)
Other	223	-		223
Gain on embedded derivative liability	39,158	6,800	(c)	45,958
Total other income (expense)	32,127	5,473		37,600

Net income (loss) before minority interest
and discontinued operations	3,685	6,342		10,027

Minority interest	3,760	-		3,760
Net income (loss) from continuing operations	7,445	6,342		13,787

Loss from discontinued operations	-	-		-
Net income (loss)	7,445	6,342		13,787
Preferred stock dividends	(2,855)	-		(2,855)
Net income (loss) attributable
to common shareholders	$4,590	$6,342		$10,932

Net income (loss) per share, basic
Continuing operations	$0.02	0.01	(d)	$0.03
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$0.02	0.01	(e)	$0.03
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	412,126	-		412,126

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record additional gain on Exchange Warrant derivative based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income.

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of September 30, 2005 and December 31, 2004. The following tables set forth the effects of the restatement adjustments on Ener1's consolidated balance sheet as of September 30, 2004 and December 31, 2004 (dollars in thousands):

	As of September 30, 2005
	As Previously
	Reported	Adjustment		As restated
ASSETS
Current assets
Cash and equivalents	$7,012			$7,012
Prepaid expenses and other current assets	544			544
Due from related parties	204			204
Total current assets	$7,760			7,760

Property and equipment, net	2,944			2,944
Investment in EnerStruct, Inc.	899			899
Deferred debenture costs, net of Amortization of $1,748	2,099	1,983	(1)	4,082
Other	255	-		255
Total assets	$13,957	$1,983		$15,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24	-		24
Accounts payable and accrued expenses	1,598	-		1,598
Liabilities of discontinued operations	307	-		307
Derivative liability on conversion features of securities	66,385	9,800	(2)	76,185
Total current liabilities	68,314	9,800		78,114

Long-term debt	73	-		73
$19,700 convertible debentures	6,898	-		6,898
$14,225 convertible debentures	3,694	-		3,694
Total liabilities	78,979	9,800		88,779

Minority interest		-		-
Commitments and contingencies

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	3,790	-		3,790
Series B Preferred	12,065	-		12,065

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475	-		3,475
Paid in capital	72,349	3,052		75,401
Accumulated deficit	(156,701)	(10,869)	(3)	(167,570)
Total stockholders' deficit	(80,877)	(7,817)	(4)	(88,694)
Total liabilities and stockholders' deficit	$13,957	$1,983		$15,940

(1)	Change due to recording additional deferred financing cost on the 2004 Debentures less amortization.
(2)	To record Exchange Warrant derivative based upon fair value at end of period.
(3)	To record deferred debenture costs paid with warrants.
(4)	To reflect aggregate effect of income statement adjustments

	As of December 31, 2004
	2004			2004
	As Previously Reported	Adjustment		(Restated)
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	118			119
Total current assets	14,399			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185
Deferred debenture costs, net of amortization of $905	-	3,621	(1)	3,621
Other	443			443
Total assets	$29,417			$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability		130,157	(2)	111,450
		31,091	(3)
		(49,798)	(4)
Total current liabilities	2,631			114,081

Long-term portion of installment loan	91			91
$19,700 convertible debentures	-	3,944	(5)	3,944
Total liabilities	2,722			118,116

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	4,130	(1,561)	(6)	2,569
Series B Preferred	10,892	(787)	(7)	10,105

Minority interest	3,951			3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475			3,475
Additional paid in capital	100,246	(24,216)	(8)	76,030
Accumulated deficit	(95,999)	(85,208)	(9)	(181,207)
Total stockholders' deficit	7,722			(101,702)
Total liabilities and stockholders' deficit	$29,417			$33,039

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

16. EARNINGS PER SHARE

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

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Weighted Average Shares Outstanding - Basic	347,455,751	347,276,000	347,455,751	346,966,000
Plus net shares from assumed conversion of warrants
under treasury stock method	-	59,648,276	58,940,741	62,443,902
Plus net shares from assumed conversion of options
under treasury stock method	-	-	-	7,986,698
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	-	-	-	14,901,575
2005 Debentures	-	-	-	-
Weighted Average Shares Outstanding - Diluted	347,455,751	406,924,276	406,396,492	432,298,175

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Quarter Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
in thousands	(Restated)	(Restated)	(Restated)	(Restated)

Net income as reported	$(36,031)	$2,163	$14,245	$71,195
Less preferred stock dividends and accretion	(1,024)	-	(2,855)	-
Add interest expense and accretion of discount on
convertible debentures	-	-	-	4,756
Less derivative gain on convertible debentures	-	-	-	(2,302)
Less derivative gain on warrants	-	(5,520)	(24,621)	(58,650)
Net income (loss) computed for diluted net
income (loss) per share	$(37,055)	$(3,357)	$(13,231)	$14,999

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

In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business value of our current operations. We use a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of our derivative or security. We use the closing market price of our common stock at the close of business on the date of issuance of a derivative or at the end of a quarter when determining the fair value of a derivative. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility has ranged from 296% to 145% during the years ending December 31, 2003 and 2004 and the nine months ended June 30, 2005. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 135% to 296%. Our volatility rate will likely change in the future. Our stock price will also likely change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates.

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

As a result of the identification of the material weakness in our internal control over financial reporting described above and our determination that as a result of this material weakness, it was necessary to restate our financial statements for the quarters ended September 30, 2004 and 2005, we re-evaluated, under the supervision and with the participation of the individuals now serving as our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of September 30, 2005.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 3 to Quarterly Report on Form 10-QSB to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: May 24, 2006 Dated: May 24, 2006
         ENER1, INC.

By: /s/ Ronald Stewart
         Ronald Stewart
         Chief Executive Officer
         (Principal Executive Officer)

By: /s/ Gerard Herlihy
       Gerard Herlihy
       Chief Financial Officer
       (Principal Financial and Accounting Officer)