Form 10QSB/A
period 2005-06-30
ENER1 INC
filed 2006-08-09
CIK 895642

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

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended June 30, 2005

INDEX

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Condensed Consolidated Balance Sheet (unaudited) as of
June 30, 2005 and December 31, 2004	5

Condensed Consolidated Statements of Operations (unaudited)
for the three and six months ended June 30, 2005 and 2004	6

Condensed Consolidated Statements of Cash Flows (unaudited)
for the six months ended June 30, 2005 and 2004	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	35

Item 3. Controls and Procedures	38

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 6. Exhibits and Reports on Form 8-K	39

Signatures	40

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

On March 27, 2006, Ener1 filed Amendment No. 1 to this Quarterly Report on Form 10-QSB ("Amendment No. 1"), which included restated financial statements for the three and six months ended June 30, 2004 and 2005 reflecting the accounting changes described above. On May 18, 2006, Ener1 concluded that it would be necessary to restate the financial statements for the three and six months ended June 30, 2004 and 2005 included in Amendment No. 1 to (1) report the EnerDel Series A Preferred Stock and Ener1 Series B Preferred Stock as temporary equity between long term liabilities and stockholders' equity (deficit) at June 30, 2004 and 2005 rather than as long term liabilities and (2) correct its calculation of diluted earnings or loss per share. Ener1 filed Amendment No. 2 to this Quarterly Report on May 24, 2006, which filing included restated financial statements for the three and six months ended June 30, 2004 and 2005 that reflected these changes.

In July 2006, Ener1 concluded that it was necessary to restate its financial statements for the three and six months periods ended June 30, 2004 and June 30, 2005 again to (1) reflect the corrected accounting for and valuation of additional compound embedded derivatives in the 2004 Debentures and 2005 Debentures, (2) revise the valuation of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the warrants issued with the 2004 Debentures, (4) record the value of Ener1's right to require Ener1 Group, Inc. to purchase shares of Series B Preferred Stock, and (5) reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income. The financial statements and other financial information included in this Amendment No. 3 to the June 30, 2005 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and six months ended June 30, 2004 and 2005. These matters have been discussed by Ener1's authorized executive officers with the Company’s independent registered public accounting firm.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt was made in this Amendment No. 3 to modify or update the disclosures in the original Quarterly Report, except that Ener1 has included the restatements described above in Part I, Item 1, Ener1 has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 to reflect these restatements and has included additional information in its financial statements and in Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 regarding its derivatives and related accounting treatment.

Part I. FINANCIAL INFORMATION
      Item 1. - Financial Statements

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

		December 31,
	June 30, 2005	2004
	(Restated)	(Restated)
ASSETS
Current assets
Cash and equivalents	$11,896	$14,091
Prepaid expenses and other current assets	665	190
Due from related parties	161	119
Total current assets	12,722	14,400

Property and equipment, net	2,719	13,390
Investment in EnerStruct, Inc.	958	1,185
Deferred debenture costs, net of amortization of $1,467 and $905	4,364	3,621
Other	321	443
Total assets	$21,084	$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24	23
Accounts payable and accrued expenses	1,444	2,301
Liabilities of discontinued operations	307	307
Accrued exit costs	497	-
Derivative liability	51,004	113,875
Total current liabilities	53,276	116,506

Long-term portion of installment loan	79	91
$19,700 convertible debentures, net of discount of $15,639 and $17,141	4,061	2,559
$14,225 convertible debentures, net of discount of $11,218	3,007	-
Total liabilities	60,423	119,156

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	3,774	2,569
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	11,742	10,105

Minority interest	17	3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475	3,475
Paid in capital	74,950	76,675
Accumulated deficit	(133,297)	(182,892)
Total stockholders' deficit	(54,872)	(102,742)
Total liabilities and stockholders' deficit	$21,084	$33,039

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$14	$11	$35	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	1,340	516	2,132	516
General and administrative	2,296	1,553	5,065	3,860
Research and development	14,488	667	16,742	1,177
Total operating expenses	18,124	2,736	23,939	5,563
Net Loss from operations	(18,110)	(2,725)	(23,904)	(5,522)

Other income and (expense)
Interest	(2,819)	(1,280)	(4,750)	(2,398)
Equity in loss of EnerStruct, Inc.	(58)	(131)	(227)	(287)
Other	88	50	140	73
Gain on derivative liability	44,314	12,742	74,726	71,558
Total other income (expense)	41,525	11,381	69,889	68,946

Income before income taxes	23,415	8,656	45,985	63,424
Income taxes	-	-	-	-
Net income before minority interest
and discontinued operations	23,415	8,656	45,985	63,424
Minority interest	2,643	-	2,817	-
Net income from continuing operations	26,058	8,656	48,802	63,424
Loss from discontinued operations	-	-	-	(2)
Net income	26,058	8,656	48,802	63,422
Preferred stock dividends	(739)	-	(1,480)	-
Net income attributable
to common shareholders	$25,319	$8,656	$47,322	$63,422

Net income per share, basic
Continuing operations	$0.07	$0.02	$0.14	$0.18
Discontinued operations	$-	$-	$-	$-
Net income per share, diluted
Continuing operations	$(0.01)	$-	$0.01	$0.04
Discontinued operations	$-	$-	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,173	347,456	347,089
Weighted average shares outstanding - Diluted	435,110	431,484	439,464	433,220

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2005	2004
	(Restated)	(Restated)

Net income	$48,802	$63,422

Adjustments to reconcile net income to cash used by operating activities:
Gain on derivative liability	(74,726)	(71,558)
Research and development costs	10,527	-
Minority interest	(2,817)	-
Accretion of discount on debentures	2,138	1,163
Non cash interest expense related to financing costs	554	451
Depreciation and amortization	196	102
Compensation expense for stock options	502	728
Equity in loss from investment in Enerstruct	227	287
Changes in current assets and liabilities	(716)	(1,614)
Changes in assets and liabilities held for disposal	-	(30)
Net cash used in operating activities	(15,313)	(7,049)

Investing Activities:
Capital expenditures	(255)	(638)
Net cash used in investing activities	(255)	(638)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	-
Repayment of related party notes	-	(1,041)
Repayment of guaranteed related party debt	-	(2,200)
Repayment of mortgage note payable	-	(704)
Repayment of bank loan	-	(1,600)
Repayment of bank installment loan	(11)	(3)
Proceeds from employee stock options exercised	-	20
Proceeds from exercise of warrants	-	1,050
Net cash provided by financing activities	13,373	14,049

Net increase (decrease) in cash and equivalents	(2,195)	6,362

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$11,896	$6,562

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed, consolidated financial statements should be read in conjunction with the Company's restated audited financial statements at December 31, 2004, which are included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The Company's significant accounting policies are set forth in Note 4 in these Notes to the Condensed Consolidated Financial Statements.

2. GOING CONCERN

 The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $133 million as of June 30, 2005. It is likely that the Company's operations will continue to incur negative cash flows through June 30, 2006 and additional financing will be required to fund the Company's planned operations through June 30, 2006. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about the Company's ability to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 12, 2005, EnerDel and Enerstruct entered an agreement under which Enerstruct agreed to provide engineering and consulting services and also gave EnerDel the option to license certain product and manufacturing technologies for high-rate battery manufacturing produced by Enerstruct. On June 23, 2005, EnerDel decided to acquire these technologies. EnerDel also decided to closed its manufacturing facility in Indianapolis, Indiana and consolidate its battery operations in Ft. Lauderdale, Florida. (See Notes 14 and 17.)

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

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. In particular, the application of reasonable alternative estimates associated with the valuation of financial instruments that have derivative features could significantly affect the reported amounts in the financial statements and related disclosures.

Accounting for Derivative Instruments: Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS No. 133 and EITF 00-19, the Company determined that several of the outstanding warrants to purchase its common stock and the embedded conversion feature and certain other features of several of its financial instruments should be separately accounted for as assets or liabilities. The Company's financial statements for the three and six months ended June 30, 2004 and 2005 reflect the fair value of these warrants and the conversion and other embedded derivatives features on its balance sheet and the unrealized changes in the values of these derivatives in its consolidated statement of operations as “Gain (loss) on derivative liabilities.”

Investment in EnerStruct: The Company's 49% investment in EnerStruct is accounted for using the equity method (Note 14).

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

Stock compensation: Options granted to employees under the Company's stock option plans are accounted for using the intrinsic method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which defines the fair value based method of accounting for stock options. Certain aspects of the accounting standards prescribed by SFAS 123 are optional and therefore, the Company has continued to account for stock options under the intrinsic value method specified in APB 25. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost has been recognized for the stock options plans only when the exercise prices of employee stock options are less than the market prices of the underlying stock on the date of grant. If compensation cost had been determined based on the fair value at the grant date for all option awards consistent with the provisions of SFAS 123, the Company's net income and income per share would have been as indicated below for the periods ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income as reported	$26,058	$8,656	$48,802	$63,422
Add stock-based compensation
determined under intrinsic
value-based method	265	271	529	320
Less stock-based compensation
determined under fair value-
based method	(931)	(637)	(1,851)	(888)
Net income pro forma	25,392	8,290	47,480	62,854
Preferred stock dividends	(739)	-	(1,480)	-
Net income attributable
to common shareholders pro forma	$24,653	$8,290	$46,000	$62,854

Net income per share, pro forma basic	$0.07	$0.02	$0.13	$0.18

Net income per share, pro forma diluted	$(0.01)	$0.00	$0.01	$0.03

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales
EnerFuel, Inc.	$-	$-	$15	$-
EnerDel, Inc.	14	-	20	-
Ener1 Battery	-	11	-	41
Total Net Sales	$14	$11	$35	$41

Net income (loss)
Discontinued segments	$-	$-	$-	$(2)
Corporate	39,888	9,837	66,282	65,318
EnerDel, Inc.	(15,896)	-	(19,111)	-
Ener1 Battery	(45)	(826)	(96)	(1,264)
Ener1 Technologies Inc.	-	(10)	-	(10)
EnerFuel	(309)	(267)	(579)	(542)
NanoEner	(223)	(78)	(511)	(78)
Minority interest	2,643	-	2,817	-
Net income (loss)	$26,058	$8,656	$48,802	$63,422

Assets
Discontinued segments			$-	$27
Corporate			13,529	13,070
EnerDel, Inc.			6,172	-
Ener1 Battery			1,360	22,506
Ener1 Technologies Inc.			1	10
EnerFuel			10	-
NanoEner			12	-
Total assets			$21,084	$35,613

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

As discussed in Note 12, Ener1 is accounting for the conversion option and certain other features in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19"). The 2004 Debentures contain more than one embedded derivative feature which SFAS 133 requires be accounted for as derivative instruments. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones, and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

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

As discussed in Note 12, Ener1 is accounting for the conversion option and certain other features in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 and EITF 00-19. The 2005 Debentures contain more than one embedded derivative feature which SFAS 133 requires be accounted for as separate derivative instruments. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones, and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

11.     REDEEMABLE PREFERRED STOCK

Ener1, Inc. Series B Cumulative and Redeemable Convertible Preferred Stock

In October 2004, Ener1 sold 150,000 shares of Series B Preferred Stock plus warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.25 and warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $15,000,000. The Series B Preferred Stock has a liquidation preference of $100 per share. Ener1 is accounting for the warrants in accordance with SFAS 133 and EITF 00-19. Also, in October 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock (“Series B Preferred Stock Put”) at a purchase price of $100 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one-third of the aggregate purchase price for the securities purchased in return for the Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In February 2005, Ener1 sold to Ener1 Group 2,500 shares of Series B Preferred Stock, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000.

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

The holders of the Series B Preferred Stock are entitled to dividends payable semi-annually in the arrears at the annual rate of 7%, which is payable in kind for the first two years after issuance, and thereafter is payable in cash. The dividends are cumulative. The Series B Preferred Stock is redeemable by the Company at any time in part or whole at 100% of the liquidation value as set forth in the Certificate of Designations for the Series B Preferred, plus accrued and unpaid dividends. The Series B Preferred Stock is also redeemable at the option of the holder once none of the 2004 Debentures are outstanding. The 2004 Debentures mature in January 2009. If such redemption occurs in full before January 20, 2009, the redemption price would be paid in 24 equal monthly installments beginning 30 days from the date of the Company’s receipt of a redemption notice from the holder. The 2004 Debentures mature in january 2004. If such redemption occurs on January 20, 2009, the redemption price will be paid in twelve equal monthly installments, the first payment beginning 30 days from January 20, 2009. In each case, the redemption payments would include all accrued and unpaid dividends. There are no registration rights associated with the warrants issued to the purchasers of the Series B Preferred Stock, or with the common stock underlying such warrants.

The Series B Preferred Stock is redeemable at the option of Ener1 at any time, in part or whole, at 100% of the liquidation value, plus accrued and unpaid dividends. The Series B Preferred Stock is redeemable at the option of the holder when none of the 2004 Debentures are outstanding. The 2004 Debentures mature on January 20, 2009.

In connection with the issuances of its Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.65 and $0.80 for October 2004 and February 2005, respectively; expected volatility of 207%; risk free interest rate of approximately 1.79% and 2.50% for October 2004 and February 2005, respectively; and a term of ten years.

The Series B Preferred Stock is classified as temporary equity in accordance with EITF D-98 as the redemption features are not solely within the control of the Company.

EnerDel Non-Voting Cumulative and Redeemable Series A Convertible Preferred Stock

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

The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of  8.25%, which is payable in cash annually on December 31. The dividends are cumulative.

In connection with the issuance of the Series A Preferred Stock, EnerDel issued warrants to purchase up to 1,750,000 shares of common stock at an exercise price of $0.70 per share and warrants to purchase up to 5,250,000 shares of common stock at an exercise price of $1.00 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants  was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.66; expected volatility of 207%; risk free interest rate of approximately 1.8%; and a term of ten years.

The Series A Preferred Stock is classified as temporary equity in accordance with EITF D-98 as the redemption features are not solely within the control of the Company.

The following are the components of redeemable preferred stock as of June 30, 2005 (in thousands):

	Ener1	EnerDel
	Series B	Series A
Face Value	$15,250	$8,000
Less initial fair value of warrant derivative	(5,514)	(4,620)
Less initial fair value of conversion option	-	(1,183)
Fair value at date of issuance	9,736	2,197
Accumulated accretion of discounts	1,274	1,120
Cumulative dividends	732	457
Carrying value June 30, 2005	$11,742	$3,774

12. Derivatives

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following:

•	the 2004 Debentures conversion, interest rate adjustment, registration delay payments, redemption premium, forced conversion, default premimum and change in control premium features;
•	warrants to purchase common stock associated with the 2004 Debentures (the "2004 Debenture Warrants");

•	the 2005 Debentures conversion, interest rate adjustment, registration delay payments, default premimum, redemption premium, forced conversion and change in control premium features;
•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");

•	EnerDel Series A Preferred Stock conversion feature;
•	warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");

•	Series B Preferred Stock conversion feature;
•	Series B Preferred Stock Put;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Preferred Stock Warrants");

•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 Group, Inc. of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”)
•	warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants"); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options").

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments, other than the conversion feature of the Series B Preferred Stock were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion and other derivatives features of the 2004 Debentures, 2005 Debentures and Series A Preferred Stock as embedded derivatives. Ener1 is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liability.”

The Company determined that the Battery Warrants were a derivative liability under EITF 00-19 because share settlement of these warrants was not within the control of the Company as a result of the facts that: (1) the holder of the Battery Warrants was the controlling shareholder of the Company, and (2) the Battery Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Battery Warrants. Therefore, the Company could not conclude that it had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Battery Warrants. The Company also determined that it could not conclude it had sufficient authorized and unissued shares to issue the number of shares required under the other warrants subsequently issued by the Company as described above. As a result, the Company determined that these warrants would also be treated as derivative liabilities because the Company could not conclude that it had sufficient authorized and unissued shares to settle the potential share issuances required under these warrants as long as the Battery Warrants were outstanding.
The 2004 Debentures and 2005 Debentures both contain more than one embedded derivative feature which SFAS 133 requires be accounted for as derivative instruments. The various embedded derivative features of each series of debentures have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones, and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

The Company also determined that an agreement entered into in October 2004 under which Ener1 Group agreed to purchase at the Company’s request up to $3,000,000 of the Series B Preferred Stock plus warrants was a financial instrument (the "Series B Preferred Stock Put") which the Company is required to value as a derivative asset and mark to market at each balance sheet date.

The impact of SFAS 133 and EITF 00-19 on the balance sheets as of June 30, 2005 and 2004 and the statements of operations for the six months ending June 30, 2005 and 2004 are as follows: (dollars in thousands)

	December 31, 2004	June 30, 2005	Gain (Loss)	December 31, 2003	June 30, 2004	Gain (Loss)
	Restated	Restated	Restated	Restated	Restated	Restated
2004 Debenture Conversion	14,319	$6,431	$7,888	$-	$14,622	$(3,117)
2004 Debenture Warrants	11,040	3,040	8,000	-	7,840	655
2005 Debenture Conversion	-	4,087	3,956	-	-	-
2005 Debenture Warrants	-	1,920	1,892	-	-	-
EnerDel Series A Preferred Stock Conversion	1,183	-	1,183	-	-	-
Series A Warrants	5,944	2,447	3,497	-	-	-
Series B Warrants	7,095	3,916	3,179	-	-	-
Series B Preferred Stock Put	(266)	(685)	419
Battery Warrants	57,960	23,460	34,500	96,600	43,470	53,130
Debt Exchange Warrants	16,600	6,388	10,212	19,600	12,200	7,400
Itochu Stock Options	-	-	-	13,957	467	13,490
	$113,875	$51,004	$74,726	$130,157	$78,599	$71,558

Because the conversion option for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

For instruments with a single derivative, such as the warrants and the conversion feature of the preferred stock, the Company uses the Black Scholes pricing model for determining the fair values. For instruments with compound embedded derivatives such as the 2004 Debentures and 2005 Debentures, the Company uses a lattice valuation model to value the compound embedded derivatives in the 2004 Debentures and 2005 Debentures
The Company valued the compound embedded derivative instruments in the 2004 Debentures and 2005 Debentures using a lattice valuation model with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of Ener1's common stock, (2) the volatility of Ener1's common stock price, (3) the likelihood that Ener1 will be required to pay registration delay payments, (4) the likelihood that an event of default or a change in control will occur, (4) the likelihood that the conversion price will be adjusted, (5) the likelihood that the Ener1 common stock will be listed on an exchange, (6) the likelihood that Ener1 will be able to obtain alternative financing and (7) the likelihood that Ener1 would be able to force conversion of the debentures.

The fair value of the compound derivative embedded in the 2004 Debentures as of June 30, 2005 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 100%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
-	reset events projected to occur with a weighted average adjustment factor of .989;
-	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
-
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of June 30, 2005 was calculated by management to be $6,430,975.

The fair value of the compound derivative embedded in the 2004 Debentures as of June 30, 2004 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 100%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
-	reset events projected to occur with a weighted average adjustment factor of .989;
-	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
-
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange, increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of June 30, 2004 was calculated by management to be $14,623,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of June 30, 2005 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 100%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2005 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur;
-	reset events projected to occur with a weighted average adjustment factor of .973;
-	95% likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50;
-
the holders of the 2005 Debentures would convert the 2005 Debentures if Ener1's common stock price reached $1.75, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.25 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of June 30, 2005 was calculated by management to be $4,088,000.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company valued the asset value of the Series B Preferred Stock Put using the Black Scholes pricing model, with the assistance of a valuation consultant. The model uses a number of inputs including the value of the Series B Preferred Stock Warrants and the cost of alternative financing in order to compute the value of the Series B Preferred Stock Put. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; the term of ten years; volatility of 450%; and dividend yield of 0.0%.

The Company used the Black Scholes pricing model to determine the fair values of its warrants and preferred stocks. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when the Company underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year.

	Issue Date	Volatility	Risk Free Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock Conversion	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10
ITOCHU options	7/1/2003	296%	1.0%	$1.40	6 mos.
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10

Prices and average rates at Year End:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39

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

Series B Preferred Financing Agreements

Also, in October 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock ("Series B Preferred Stock Put") at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In March 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred stock and warrants to purchase 138,890 shares of the Company’s common stock, for an aggregate purchase price of $250,000, and Ener1 paid Ener1 Group a fee of $83,333.

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

Also, see Note 13, above.

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

Also, pursuant to the Formation Agreement, Delphi received 19.5% of EnerDel's issued and outstanding shares of common stock, 8,000 shares of EnerDel’s Series A Preferred Stock (see Note 11); immediately exercisable warrants with a seven year term to purchase up to 1.75 million shares of the Company's common stock for $0.70 per share; and immediately exercisable warrants with a seven year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share. In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related equipment valued at $8,517,600 and its lithium battery-related patent portfolio valued at $5,100,000, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contain lithium battery operations.

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

The Company, with the assitance of an independent valuation consultant, used the income approach to value the lithium battery related equipment and intellectual property contributed by Delphi to EnerDel. In developing a value for the developed and in-process technology, the Company considered all available valuation methods and employed a form of the Income Approach known as the Multi-Period Excess Earnings Model. Management attempted to quantify the magnitude of earnings generated by the specific asset being examined and then discount that flow of cash to present value using a discount rate reflective of the relevant level of associated risk.

The primary assumption used in the application of the Multi-Period Excess Earnings Model is the discount rate used to calculate present value. The discount rate employed in the valuation of the assets contributed by Delphi to EnerDel was 26.3%

The consolidated financial statements include 100% of the assets and liabilities of EnerDel, and the ownership interest of Delphi, the minority investor, is recorded as a minority interest. The consolidated statement of operations includes 100% of the operations of EnerDel, and the minority interest income equal to 19.5% of EnerDel’s operating losses and 100% of the dividends on the EnerDel Series A Preferred Stock, which is owned by Delphi, is reflected in minority interest income.

The Company recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi Corporation at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was subsequently reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by the dividends and accretion on the EnerDel Series A Preferred Stock in the amount of $589,000 and $1,171,000 for the three and six months ending June 30, 2005. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in the cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance.

The Company is accreting the discount on the EnerDel Series A Preferred Stock to the face amount of $8,000,000 through the earliest redemption date in October 2008. The EnerDel Series A Preferred Stock is owned 100% by Delphi, which owns the minority interest in EnerDel.

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

On March 27, 2006, Ener1 restated its financial statements for the three and six months ended June 30, 2004 and 2005 to reflect the accounting changes described above. In May 2006, Ener1 concluded that it would be necessary to restate its financial statements for the three and six months ended June 30, 2004 and 2005 (1) report the EnerDel Series A Preferred Stock and Ener1 Series B Preferred Stock as temporary equity between long term liabilities and stockholders' equity (deficit) at June 30, 2004 and 2005 rather than as long term liabilities and (2) correct its calculation of diluted earnings or loss per share. Ener1 filed Amendment No. 2 to this Quarterly Report on May 24, 2006, which filing included restated financial statements for the three and six months ended June 30, 2004 and 2005 that reflected these changes.

In July 2006, Ener1 concluded that it was necessary to restate its financial statements for the three and six months periods ended June 30, 2004 and June 30, 2005 again to (1) reflect the corrected accounting for and valuation of additional compound embedded derivatives in the 2004 Debentures and 2005 Debentures, (2) revise the valuation of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the conversion feature derivative of the 2004 Debentures Warrants, (4) record the value of Ener1's right to require Ener1 Group, Inc. to purchase shares of Series B Preferred Stock, and (5) reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

The impact of the above restatement items on Ener1's consolidated statements of operations for the three and six months ended June 30, 2004 and 2005 are summarized below:  (the following tables compare specific line items from these financial statements (1) for the three and six months ended June 30, 2005 with the same line items from the financial statements for this period as initially reported on August 15, 2005, and (2) for the three and six months ended June 30, 2004 with the same line items from the financial statements for this period as initially reported on August 13, 2004) (dollars and shares in thousands, other than per share information).

	Three Months Ended
	June 30, 2005

	As Initially
	Reported	Adjustment		As Restated
Gross profit	$14			$14

Total operating expenses	18,355	(231)	(a)	18,124
Loss from operations	(18,341)	231		(18,110)

Other income and (expense)
Interest	(1,314)	(1,505)	(b)	(2,819)
Other income (expense)	30	0		30
Gain on derivative liability	-	44,314	(c)	44,314
Total other income (expense)	(1,284)	42,809		41,525

Net income (loss) before minority interest
and discontinued operations	(19,625)	43,040		23,415
Minority interest	3,117	(474)	(h)	2,643
Net income (loss) from continuing operations	(16,508)	42,566		26,058
Loss from discontinued operations	-	-		-
Net income (loss)	(16,508)	42,566		26,058
Preferred stock dividends	(1,102)	363	(d)(h)	(739)
Net income (loss) attributable
to common shareholders	$(17,610)	$42,929		$25,319

Net income (loss) per share, basic
Continuing operations	$(0.05)	$0.12	(e)	$0.07
Discontinued operations	$-	$-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.05)	$0.04	(f)	$(0.01)
Discontinued operations	$-	$-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	347,456	87,654	(g)	435,110

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To correct accretion of preferred stock as a dividend.
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)
To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities and the reduction of diluted shares outstanding  for shares underlying anti-dilutive stock options.

(h)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

	Three Months Ended
	June 30, 2004

	As Previously
	Reported	Adjustment		As Restated
Gross profit	$11	$-		$11

Operating expenses

Total operating expenses	2,889	(153)	(a)	2,736
Loss from operations	(2,878)	153		(2,725)

Other income and (expense)
Interest	(254)	(1,026)	(b)	(1,280)
Other income (expense)	(81)			(81)
Gain on derivative liability	-	12,742	(c)	12,742
Total other income (expense)	(335)	11,716		11,381

Net income (loss)	$(3,213)	$11,869		$8,656

Net income (loss) per share, basic	$(0.01)	0.03	(d)	$0.02
Net income (loss) per share, diluted	$(0.01)	0.01	(e)	$0.00
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,173	-		347,173
Weighted average shares outstanding - Diluted	347,173	84,311	(f)	431,484

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities.

	Six Months Ended
	June 30, 2005

	As Initially
	Reported	Adjustment		As Restated
Gross profit	$35	$-		$35

Total operating expenses	24,337	(398)	(a)	23,939
Loss from operations	(24,302)	398		(23,904)

Other income and (expense)
Interest	(2,064)	(2,686)	(b)	(4,750)
Other income (expense)	(87)	-		(87)
Gain on derivative liability	-	74,726	(c)	74,726
Total other income (expense)	(2,151)	72,040		69,889

Net income (loss) before minority interest
and discontinued operations	(26,453)	72,438		45,985

Minority interest	3,760	(943)	(h)	2,817
Net income (loss) from continuing operations	(22,693)	71,495		48,802
Preferred stock dividends	(2,089)	609	(d)	(1,480)
Net income (loss) attributable
to common shareholders	$(24,782)	$72,104		$47,322

Net income (loss) per share, basic
Continuing operations	$(0.07)	0.21	(e)	$0.14
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.07)	0.08	(f)	$0.01
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	347,456	92,008	(g)	439,464

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To correct accretion of preferred stock as a dividend.
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities.
(h)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

	Six Months Ended
	June 30, 2004

	As Initially
	Reported	Adjustment		As Restated
Gross profit	$31	$-		$31

Total operating expenses	5,859	(306)	(a)	5,553
Loss from operations	(5,828)	306		(5,522)

Other income and (expense)
Interest	(477)	(1,921)	(b)	(2,398)
Other income (expense)	(214)	-		(214)
Gain on derivative liability	-	71,558	(c)	71,558
Total other income (expense)	(691)	69,637		68,946

Net income (loss) from continuing operations	(6,519)	69,943		63,424
Loss from discontinued operations	(2)	-		(2)
Net income (loss)	$(6,521)	$69,943		$63,422

Net income (loss) per share, basic
Continuing operations	$(0.02)	0.20	(d)	$0.18
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.02)	0.06	(e)	$0.04
Discontinued operations	$-			$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,089	-		347,089
Weighted average shares outstanding - Diluted	346,809	86,411	(f)	433,220

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities.

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of June 30, 2005 and December 31, 2004. The following tables set forth the effects of the restatement adjustments on Ener1's consolidated balance sheets as of June 30, 2005 and December 31, 2004 as compared to the consolidated balance sheets as of June 30, 2005 and December 31, 2004 as initially reported on August 15, 2005 and April 15, 2005, respectively  (dollars in thousands):

	As of June 30, 2005
	As Initially
	Reported	Adjustment		As restated
ASSETS
Current assets
Cash and equivalents	$11,896			$11,896
Prepaid expenses and other current assets	665			665
Due from related parties	161			161
Total current assets	12,722	-		12,722

Property and equipment, net	2,719	-		2,719
Investment in EnerStruct, Inc.	958	-		958
Deferred debenture costs, net of amortization of $1,467	970	3,394	(1)	4,364
Other	321	-		321
Total assets	$17,690	$3,394		$21,084

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Derivative liability	-	130,157	(2)	51,004
		48,996	(3)
		11,856	(4)
		(140,005)	(5)
Current portion of installment loan	24	-		24
Accounts payable and accrued expenses	1,444	-		1,444
Liabilities of discontinued operations	307	-		307
Other current liabilities	497	-		497
Total current liabilities	2,272	51,004		53,276

Long-term portion of installment loan	79			79
$19,700 convertible debentures	-	4,061	(6)	4,061
$14,225 convertible debentures	11,601	(8,594)	(7)	3,007
Total liabilities	13,952	46,471		60,423
Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	5,113	(1,339)	(8)	3,774
Series B Preferred	12,341	(599)	(9)	11,742

Minority interest	17	-		17
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value	3,475			3,475
Paid in capital	101,634	(26,684)	(10)	74,950
Accumulated deficit	(118,842)	(14,455)	(11)	(133,297)
Total stockholders' deficit	(13,733)	(41,139)		(54,872)
Total liabilities and stockholders' deficit	$17,690	$3,394		$21,084

Notes on following page.

(1)	Change due to recording deferred financing cost of $5,831 and amortization of $1,467 on the 2004 Debentures.
(2)	Change due to recording of January 1, 2003 derivative balances of $130,157, which includes $96,600 for Battery Warrants, $19,600 for Exchange Warrants and $13,957 for ITOCHU options. See Note 12.
(3)
To record initial carrying value of derivatives in 2004 including $26,400 for the 2004 Debenture warrants, $11,505 for the 2004 Debenture combined embedded derivative, $4,620 for the Delphis Warrants, $1,183 for the Series A Preferred Stock, and $5,288 for the Series B Preferred Stock Warrants.

(4)	To record initial carrying value of derivatives in 2005 including $3,812 for the 2005 Debenture warrants and $8,044 for the 2005 Debenture combined embedded derivative.
(5)	To record 2004 and 2005 gain on derivative liability based upon fair values at June 30, 2005.
(6)	Change due to accretion of discount of bond issuance costs of $4,361and conversion of $300 of 2004 Debentures.
(7)	Change due to correct initial recording of $2,369 and accretion of bond discount of $638 on 2005 Debentures.
(8)	To correct the value of the Series A Preferred Stock by $1,503 and correct cumulative accretion of discount on preferred of $164.
(9)	To correct the value of the Series B Preferred Stock by $750 and correct cumulative accretion of discount on preferred of $151.
(10)
To reduce paid in capital for value of 2004 Debentures of $18,527, Series A Warrants of $4,300, Series B Preferred Warrants of $4,666 and cumulative dividends and accretion on preferred stock of $2,890 and increase paid in capital for deferred debenture costs paid with warrants of $3,053 and the value of the Series B Preferred Stock Put of $645.

(11)	To reflect aggregate effect of income statement adjustments.

	December 31,			December 31,
	2004			2004
	As Initially Reported	Adjustment		(Restated)
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	119			119
Total current assets	14,400			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185

Deferred debenture costs, net of amortization of $905	-	3,621	(a)	3,621
Other	443			443
Total assets	$29,418	3,621		$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability, net		130,157	(b)	113,875
		48,996	(c)
	-	(65,278)	(d)
Total current liabilities	2,631	113,875		116,506

Long-term portion of installment loan	91			91
$19,700 convertible debentures	-	2,559	(e)	2,559
Total liabilities	2,722	116,434		119,156

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value	4,130	(1,561)	(f)	2,569
Series B Convertible Preferred, $.01 par value	10,893	(788)	(g)	10,105

Minority interest	3,951			3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value	3,475			3,475
Additional paid in capital	100,246	(23,571)	(h)	76,675
Accumulated deficit	(95,999)	(86,893)	(i)	(182,892)
Total stockholders' deficit	7,722	(110,464)		(102,742)
Total liabilities and stockholders' deficit	$29,418	3,621		$33,039

Notes on following page.

(a)	Change due to recording deferred financing cost of $4,526 and amortization of $905 on the 2004 Debentures.
(b)	To record initial carrying value of 2003 derivatives of $130,157, which includes $96,600 for Battery Warrants, $19,600 for Debt Exchange Warrants and $13,957 for ITOCHU options.
(c)
To record initial carrying value of derivatives in 2004 including $26,400 for the 2004 Debenture warrants, $11,505 for the 2004 Debenture combined embedded derivative, $4,620 for the Delphis Warrants, $1,183 for the Series A Preferred Stock, and $5,288 for the Series B Preferred Stock Warrants.

(d)	To record gain on derivatives based upon fair values at December 31, 2004.
(e)	Change due to accretion of discount of bond issuance costs of $2,859 and conversion of $300 of 2004 Debentures.
(f)	To correct the value of the Series A Preferred Stock by $1,503 and correct prior period accretion of discount on preferred stock of $58.
(g)	To correct the value of the Series B Preferred Stock by $750 and correct prior period accretion of discount on preferred stock of $36.
(h)
To reduce paid in capital for value of 2004 Debentures of $18,527, Delphi Warrants of $3,725, Series B Preferred Stock Warrants of $4,666, and beginning paid in capital of $575, and increase paid in capital for deferred debenture costs paid with warrants of $3,053, accretion and conversion totalling $223, and the value of the Series B Preferred Stock Put of $645.

(i)	To reflect aggregate effect of income statement adjustments.

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

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Weighted Average Shares Outstanding - Basic	347,455,751	347,173,000	347,455,751	347,089,000
Plus net shares from assumed conversion of warrants
under treasury stock method	57,412,766	61,171,014	60,264,516	63,306,383
Plus net shares from assumed conversion of options
under treasury stock method	-	7,123,651	6,925,401	8,490,104
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	16,016,260	16,016,260	16,016,260	14,334,995
2005 Debentures	14,225,000	-	8,802,210	-
Weighted Average Shares Outstanding - Diluted	435,109,777	431,483,925	439,464,138	433,220,482

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
in thousands	(Restated)	(Restated)	(Restated)	(Restated)
Net income as reported	$26,058	$8,656	$48,802	$63,422
Less preferred stock dividends and accretion	(739)	-	(1,480)	-
Add interest expense and accretion of discount on
convertible debentures	2,634	1,126	4,431	2,076
Less derivative gain on convertible debentures	(10,527)	(41)	(11,844)	3,117
Less derivative gain on warrants	(22,770)	(8,280)	(34,971)	(53,130)
Net income (loss) computed for diluted net income
(loss) per share	$(5,344)	$1,461	$4,938	$15,485

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

Research and Development Expenses (“R&D”)

R&D for the three and six month periods ended June 30, 2005 increased by approximately $13,821,000 to $14,488,000 and $15,565,000 to $16,742,000, respectively, when compared to the same periods in 2004. These increases were due primarily to a $10,500,000 charge to research and development expense for the book value of equipment and supplies, which were determined to have no alternative future use due to changes in production strategy (See Notes 17 and 19); and the formation of the Company's joint venture, EnerDel, Inc., with Delphi Corporation in October of 2004, and the related acquisition of research and development assets, materials, and personnel from Delphi Corporation. On April 12, 2005, the Company entered into a research and development contract with Enerstruct, Inc., its 49% owned joint venture with Itochu resulting in a charge to research and development costs of $1,000,000.

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

Gain on derivative liability

The gain on derivative liability for the three months ended June 30, 2005 increased by $32 million to $44 million compared to $13 million in the prior year period. The increase was due to corresponding decrease in the reported value of freestanding derivatives and embedded derivatives primarily due to a decrease in the price of the Company's common stock.

Liquidity and Capital Resources

At June 30, 2005, we had a working capital deficit of $41 million primarily due to a derivative liability of $51 million. As of December 31, 2004, we had working capital excluding derivative liability of $11.8 million compared to $10.5 million as of June 30, 2005. Our working capital at June 30, 2005 included $11.9 million of cash and equivalents offset by $2.2 million in current liabilities. We used $15.3 million in operating activities which were funded primarily by $13.1 million in proceeds from the issuance of the 2005 Debentures.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS No. 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements for the years ended December 31, 2004 and 2005 reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We have evaluated our provisions of the registration rights agreements issued in connection with our 2004 Debentures which require us to make registration delay payments in combination with the respective financial instruments involved. The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument under View A of EITF 05-04. As discussed above, we view the registration rights agreement and the financial instrument as one combined freestanding instrument. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives or liabilities.

The 2004 Debentures and 2005 Debentures both contain more than one embedded derivative feature which SFAS 133 requires be accounted for as derivative. The various embedded derivative features of each series of debentures have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force us to redeem the debentures after an event of default, (3) the holder's right to force us to redeem the debentures after a change in control, (4) our right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if we fail to achieve certain milestones, and (6) our right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

We also determined that an agreement entered into in October 2004 under which Ener1 Group agreed to purchase at our request up to $3,000,000 of the Series B Preferred Stock plus warrants was a financial instrument (the "Series B Preferred Stock Put") which we are required to value as a derivative asset and mark to market at each balance sheet date.

For instruments with a single derivative, such as our warrants and the conversion features of our preferred stock, we use the Black Scholes pricing model for determining the derivatives' fair values. For instruments with compound embedded derivatives such as our 2004 Debentures and 2005 Debentures, we use a lattice valuation model to value the derivatives. We believe the application of the Black Scholes model provides the most reliable valuation of single derivatives, whereas the lattice model provides the ability to value compound embedded derivatives.

Lattice Valuation Model

We valued the compound embedded derivatives in the 2004 Debentures and 2005 Debentures using a Lattice Model, with the help of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. We use the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, we use the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of our common stock, (2) the volatility of our common stock price, (3) the likelihood that we will be required to pay registration delay payments, (4) the likelihood that an event of default or a change in control will occur, (4) the likelihood that the conversion price will be adjusted, (5) the likelihood that the our common stock will be listed on an exchange, (6) the likelihood that we will be able to obtain alternative financing and (7) the likelihood that we would be able to force conversion of the debentures.

The fair value of the compound derivative embedded in the 2004 Debentures as of June 30, 2005 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 100%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
-	reset events projected to occur with a weighted average adjustment factor of .989;
-	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
-
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of June 30, 2005 was calculated by management to be $6,431,000.

The fair value of the compound derivative embedded in the 2004 Debentures as of June 30, 2004 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 100%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
-	reset events projected to occur with a weighted average adjustment factor of .989;
-	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
-
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange, increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of June 30, 2005 was calculated by management to be $14,623,000

The fair value of the compound derivative embedded in the 2005 Debentures as of June 30, 2005 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 100%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2005 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur;
-	reset events projected to occur with a weighted average adjustment factor of .973;
-	95% likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50;
-
the holders of the 2005 Debentures would convert the 2005 Debentures if Ener1's common stock price reached $1.75, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.25 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of June 30, 2005 was calculated by management to be $4,088,000.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Black Scholes Valuation Model

We valued the asset value of our Series B Preferred Stock Put using the Black Scholes pricing model with the assistance of a valuation consultant. The model uses a number of inputs including the value of the warrants associated with the Series B Preferred Stock (the "Series B Preferred Stock Warrants") and the cost of alternative financing, in order to compute the value of the put feature. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; a term of ten years; volatility of 450%; and dividend yield of 0.0%.

We used the Black Scholes pricing model to determine the fair values of our warrants and the conversion feature of our preferred stock. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk free interest rate which is equal to the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. We use the closing market price of our common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility of our stock price has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. Our volatility rate will likely change in the future. Our stock price will also change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates. To the extent that our volatility decreases in the future, the value of the derivative liability will also decrease, absent any change in our stock price.

The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year.

	Issue Date	Volatility	Risk Free Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock - Conversion	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10
ITOCHU options	7/1/2003	296%	1.0%	$1.40	6 mos.
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10

Prices and average rates at Year End:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39

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

Dated: August 8, 2006 Dated: August 8, 2006
         ENER1, INC.

By: /s/ Ronald Stewart
         Ronald Stewart
         Interim Chief Executive Officer
         (Principal Executive Officer)

By: /s/ Gerard Herlihy
       Gerard Herlihy
       Chief Financial Officer
       (Principal Financial and Accounting Officer)