Form 10QSB/A
period 2005-09-30
ENER1 INC
filed 2006-08-09
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 4

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

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet (unaudited) as of
September 30, 2005 and December 31, 2004	5

Condensed Consolidated Statements of Operations (unaudited)
for the three and nine months ended September 30, 2005 and 2004	6

Condensed Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 2005 and 2004	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	29

Item 3A. Controls and Procedures	32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 5. Other	33

Item 6. Exhibits	34

Signatures	35

Explanatory Note

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 4 to Quarterly Report on Form 10-QSB have been restated.

During the fourth quarter of 2005, Ener1 determined that it was necessary to restate its previously issued financial statements for the three and nine months ended September 30, 2004 to reflect additional gains and losses related to the classification of and accounting for: (1) the conversion features of Ener1's senior secured convertible debentures issued in January 2004 (the "2004 Debentures") and in March 2005 (the "2005 Debentures") and the associated warrants, (2) the amortization expense associated with the discount recorded with respect to 2004 Debentures and 2005 Debentures and financing costs incurred in connection with the issuance of this debt, (3) the  conversion features associated with the preferred stock issued by Ener1's subsidiary and the associated warrants and (4) warrants issued by Ener1 including the warrants issued to Ener1 Group, Inc. in September 2002 and warrants associated with Ener1's preferred stock.

On January 5, 2006, Ener1 filed a Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 (the "September 2005 10-QSB") including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. On March 3, 2006, Ener1 filed Amendment No. 1 to the September 2005 10-QSB which included restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2005 that reflected the additional gains and losses described in this paragraph.

On March 10, 2006, Ener1 determined that it was necessary to restate the financial statements included in Amendment No. 1 to the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to record deferred debenture costs and associated interest expense related to warrants issued to the placement agent for the 2004 Debentures. On March 16, 2006, Ener1 filed Amendment No. 2 to the September 2005 10-QSB which included restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004 and 2005 that reflected the additional costs and expenses described in this paragraph.

On May 18, 2006, Ener1 concluded that it would be necessary to restate the financial statements for the three and nine months ended September 30, 2004 and 2005 included in Amendment No. 2 to the September 2005 10-QSB to (1) report the EnerDel Series A Preferred Stock and Ener1 Series B Preferred Stock as temporary equity between long term liabilities and stockholders' equity (deficit) at September 30, 2004 and 2005 rather than as long term liabilities and (2) correct its calculation of diluted earnings or loss per share. Ener1 filed Amendment No. 3 to the September 2005 10-QSB on May 25, 2006, which filing included restated financial statements for the three and nine months ended September 30, 2004 and 2005 that reflected these changes.

In July 2006, Ener1 concluded that it was necessary to restate its financial statements for the three and nine month periods ended September 30, 2004 and 2005 included in Amendment No. 3 to the September 2005 10-QSB to (1) reflect the corrected accounting for and valuation of additional compound embedded derivatives in the 2004 Debentures and 2005 Debentures, (2) revise the valuation of additional initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the warrants issued with the 2004 Debentures, (4) record the value of Ener1's right to require Ener1 Group, Inc. to purchase Series B Preferred Stock and (5) reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

The financial statements and other financial information included in this Amendment No. 4 to the September 30, 2005 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and nine months ended September 30, 2004 and 2005. These matters have been discussed by Ener1's authorized executive officers with the Company’s independent registered public accounting firm.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt has been made in this Amendment No. 4 to modify or update the disclosures in the original Quarterly Report except that Ener1 has included the foregoing restatements in Part I, Item 1, Ener1 has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 to reflect these restatements and Ener1 has included additional information in its financial statements and in Management’s Discussion and Analysis of Results of Operations Financial Condition in Part I, Item 2 regarding its derivatives and related accounting treatment and Enerl has included additional information in Part II, Item 5, Other information, regarding these matters.

Part I. FINANCIAL INFORMATION
       Item 1. - Financial Statements
ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

	September 30,	December 31,
	2005	2004
	(Restated)	(Restated)
ASSETS
Current assets
Cash and equivalents	$7,012	$14,091
Prepaid expenses and other current assets	544	190
Due from related parties	204	119
Total current assets	7,760	14,400

Property and equipment, net	2,944	13,390
Investment in EnerStruct, Inc.	899	1,185
Deferred debenture costs, net of amortization
of $1,748 and $905	4,056	3,621
Other	255	443
Total assets	$15,914	$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24	23
Accounts payable and accrued expenses	1,598	2,301
Liabilities of discontinued operations	307	307
Derivative liability	74,608	113,875
Total current liabilities	76,537	116,506

Long-term portion of installment loan	73	91
$19,700 convertible debentures, net of discount of $14,823 and $17,141	4,877	2,559
$14,225 convertible debentures, net of discount of $10,653 and $0	3,572	-
Total liabilities	85,059	119,156

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding, liquidation preference $8,000	4,369	2,569
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding, liquidation preference $15,250	12,471	10,105

Minority interest	-	3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
347,455,751 issued and outstanding	3,475	3,475
Paid in capital	73,939	76,675
Accumulated deficit	(163,399)	(182,892)
Total stockholders' deficit	(85,985)	(102,742)
Total liabilities and stockholders' deficit	$15,914	$33,039

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales	$25	$-	$60	$41

Operating expenses
Cost of sales	-	-	-	10
Manufacturing pre-production costs	-	532	2,132	1,048
General and administrative	2,500	1,278	7,565	5,138
Research and development	1,194	576	17,936	1,753
Total operating expenses	3,694	2,386	27,633	7,949
Net Loss from operations	(3,669)	(2,386)	(27,573)	(7,908)

Other income and (expense)
Interest	(2,853)	(1,727)	(7,603)	(4,125)
Equity in loss of EnerStruct, Inc.	(59)	(139)	(286)	(426)
Other	83	77	223	150
Gain (loss) on derivative liability	(23,604)	7,663	51,122	79,221
Total other income (expense)	(26,433)	5,874	43,456	74,820

Income (loss) before income taxes	(30,102)	3,488	15,883	66,912
Income taxes	-	-	-	-
Net income (loss) before minority interest
and discontinued operations	(30,102)	3,488	15,883	66,912

Minority interest	(595)	-	2,222	-
Net income (loss) from continuing operations	(30,697)	3,488	18,105	66,912

Loss from discontinued operations	-	(5)	-	(7)
Net income (loss)	(30,697)	3,483	18,105	66,905

Preferred stock dividends	(729)	-	(2,209)	-

Net income (loss) attributable
to common shareholders	$(31,426)	$3,483	$15,896	$66,905

Net income (loss) per share, basic
Continuing operations	$(0.09)	$0.01	$0.05	$0.19
Discontinued operations	$-	$-	$-	$-
Net income (loss) per share, diluted
Continuing operations	$(0.09)	$(0.01)	$(0.02)	$0.02
Discontinued operations	$-	$-	$-	$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,276	347,456	346,966
Weighted average shares outstanding - Diluted	347,456	422,941	433,042	432,298

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Restated)	(Restated)

Net income	$18,105	$66,905

Adjustments to reconcile net income to cash used by operating activities:
Gain on derivative liability	(51,122)	(79,221)
Research and development costs	10,527	-
Minority interest	(2,222)	-
Accretion of discount on debentures	3,520	1,845
Non cash interest expense related to financing costs	842	980
Depreciation	473	172
Compensation expense for stock options	815	925
Equity in loss from investment in Enerstruct	286	426
Changes in current assets and liabilities	(1,114)	(1,175)
Changes in assets and liabilities held for disposal	-	(5)
Net cash used in operating activities	(19,890)	(9,148)

Investing Activities:
Capital expenditures	(556)	(1,322)
Investment in Splinex	-	(150)
Net cash used in investing activities	(556)	(1,472)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	-
Repayment of related party notes	-	(1,041)
Repayment of guaranteed related party debt	-	(2,200)
Repayment of mortgage note payable	-	(704)
Repayment of bank loan	-	(1,600)
Repayment of bank installment loan	(17)	(8)
Proceeds from employee stock options exercised	-	22
Proceeds from exercise of warrants	-	1,050
Net cash provided by financing activities	13,367	14,046

Net increase (decrease) in cash and equivalents	(7,079)	3,426

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$7,012	$3,626

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the year ended December 31, 2004 as reported in Ener1's Annual Report on Form 10-KSB/A have been omitted.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(30,697)	$3,483	$18,105	$66,905
Add stock-based compensation
determined under intrinsic
value-based method	265	197	794	517
Less stock-based compensation
determined under fair value-
based method	(856)	(798)	(2,707)	(1,685)
Net income (loss) pro forma	(31,288)	2,882	16,192	65,737
Preferred stock dividends	(729)	-	(2,209)	-
Net income (loss) attributable
to common shareholders	$(32,017)	$2,882	$13,983	$65,737

Net income (loss) per share, basic
Continuing operations	$(0.09)	$0.01	$0.04	$0.19
Net income (loss) per share, diluted
Continuing operations	$(0.09)	$(0.01)	$(0.02)	$0.02

The weighted average fair value of the stock options granted during fiscal 2005 and 2004 was $.42 and $.62, respectively. Variables used in the Black-Scholes option-pricing model include (1) 3.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility was 100%, and (4) no dividends are expected to be paid.

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $163 million as of September 30, 2005. It is likely that Ener1's operations will continue to incur negative cash flows through September 30, 2006 and additional financing will be required to fund Ener1's planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about Ener1's ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

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
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Net sales
EnerFuel, Inc.	$-	$-	$15	$-
EnerDel, Inc.	25	-	45	-
Ener1 Battery	-	-	-	41
Total Net Sales	$25	$-	$60	$41

Net income (loss)
Discontinued segments	$-	$(5)	$-	$(7)
Corporate	(27,770)	4,598	38,512	76,697
EnerDel, Inc.	(1,621)	-	(20,732)	(6,781)
Ener1 Battery	(23)	(828)	(119)	(2,092)
Ener1 Technologies Inc.	-	(3)	-	(13)
EnerFuel	(424)	(197)	(1,003)	(739)
NanoEner	(264)	(82)	(775)	(160)
Minority interest	(595)	-	2,222	-
Net income (loss)	$(30,697)	$3,483	$18,105	$66,905

Assets
Discontinued segments			$-	$2
Corporate			9,881	9,608
EnerDel, Inc.			4,527	-
Ener1 Battery			1,351	22,530
Ener1 Technologies Inc.			1	10
EnerFuel			49	305
NanoEner			105	68
Total assets			$15,914	$32,523

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

As discussed in Note 8, Ener1 is accounting for the conversion option in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” ("SFAS 133") and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock ("EITF 00-19"). The 2004 Debentures contain more than one embedded derivative feature which SFAS 133 requires be accounted for as derivative instruments. The various embedded derivative features have been bundled together as a compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones, and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

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

7.     REDEEMABLE PREFERRED STOCK

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

The holders of the Series B Preferred Stock are entitled to dividends payable semi-annually in arrears at the annual rate of 7%, which is payable in kind in the form of additional shares of Series B Preferred Stock for the first two years after issuance, and thereafter is payable in cash. The dividends are cumulative.

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

In connection with the issuances of is Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value was of the warrants determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1's common stock on the date of issuance, $0.65 and $0.80 for October 2004 and February 2005, respectively; expected volatility of 207%; risk free interest rate of approximately 1.79% and 2.50% for October 2004 and February 2005, respectively; and a term of ten years.

EnerDel Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock

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

Ener1 is accounting for the freestanding warrants and embedded conversion feature of the Series A Preferred Stock in accordance with SFAS 133. The proceeds were first allocated to the freestanding warrants at their fair value. The remaining proceeds were next allocated based on the with-and-without method first to the embedded conversion feature of the Series A Preferred Stock and then to the host instrument (Series A Preferred Stock). When the term of the conversion option expired in January 2005, the remaining liability of $1,183,000 was recorded as a reduction in the derivative liability and a corresponding gain on derivative liability in the first quarter of 2005.

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

The following are the components of redeemable preferred stock as of September 30, 2005 (in thousands):

	Ener1	EnerDel
	Series B	Series A

Face value	$15,250	$8,000

Less initial fair value of
warrant derivative	(5,514)	(4,620)

Less initial fair value of
conversion option	-	(1,183)

Fair value at date of issuance	9,736	2,197

Accumulated accretion
of discounts	1,735	1,548

Cumulative dividends	1,000	624

Carrying value December 31, 2005	$12,471	$4,369

8. Derivatives

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following:

•	the 2004 Debentures conversion, interest rate adjustment, registration delay payments, redemption premium, forced conversion, default premimum and change in control premium features;
•	warrants to purchase common stock associated with the 2004 Debentures (the "2004 Debenture Warrants");

•	the 2005 Debentures conversion, interest rate adjustment, registration delay payments, default premimum and change in control premium features;
•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");

•	EnerDel Series A Preferred Stock conversion feature;
•	warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");

•	Series B Preferred Stock conversion feature;
•	Series B Preferred Stock Put;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Preferred Stock Warrants");

•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 Group, Inc. of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”)
•	warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants"); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options").

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of September 30, 2005 and the impact on the statements of operations ended September 30, 2005 and 2004 are as follows (dollars in thousands): is as follows:

	December 31,	September 30,	Gain	December 31,	September 30,	Gain
	2004	2005	(Loss)	2003	2004	(Loss)
	Restated	Restated	Restated	Restated	Restated	Restated

2004 Debenture Conversion	14,319	$7,453	$6,866	$-	$13,012	(1,507)
2004 Debenture Warrants	11,040	6,720	4,320	-	8,320	175
2005 Debenture Conversion	-	6,325	1,718	-	-	-
2005 Debenture Warrants	-	3,343	469	-	-	-
EnerDel Series A Preferred Stock Conversion	1,183	-	1,183	-	-	-
Series A Warrants	5,944	3,426	2,518	-	-	-
Series B Warrants	7,095	4,145	2,950	-	-	-
Series B Preferred Stock Put	(266)	(414)	148
Battery Warrants	57,960	33,810	24,150	96,600	37,950	58,650
Exchange Warrants	16,600	9,800	6,800	19,600	11,000	8,600
Itochu Options	-	-	-	13,957	654	13,303
	$113,875	$74,608	$51,122	$130,157	$70,936	$79,221

Because the conversion option for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

For instruments with a single derivative, such as the warrants and the conversion feature derivatives of preferred stock, the Company uses the Black Scholes pricing model for determining the fair values. For instruments with compound embedded derivatives such as the 2004 Debentures and 2005 Debentures, the Company uses a lattice valuation model to value the compound embedded derivatives.

The Company valued the compound embedded derivative instruments in the 2004 Debentures and 2005 Debentures using a lattice valuation model, with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of September 30, 2005 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
•	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
•	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
•	reset events projected to occur with a weighted average adjustment factor of .989;
•	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
•
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

•	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
•	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
•	0% likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of Septermber 30, 2005 was calculated by management to be $7,453,000.

The fair value of the compound derivative embedded in the 2004 Debentures as of September 30, 2004 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 130%;
•	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
•	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
•	reset events projected to occur with a weighted average adjustment factor of .989;
•	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
•
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

•	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
•	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
•	0% likelihood that Ener1's common stock would be listed on an exchange, increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of September 30, 2004 was calculated by management to be $13,012,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of September 30, 2005 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
•	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2005 Debentures;
•	5% likelihood that an event of default or a fundamental change would occur;
•	reset events projected to occur with a weighted average adjustment factor of .967;
•	95% likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50;
•
the holders of the 2005 Debentures would convert the 2005 Debentures if Ener1's common stock price reached $1.75, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

•	Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.25 or higher;
•	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%; and
•	0% likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of September 30, 2005 was calculated by management to be $6,325,000.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could material affect the valuation.

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

The Company used the Black Scholes pricing model to determine the fair values of its warrants and the conversion feature of its preferred stocks. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when the Company underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. Our volatility rate will likely change in the future. Our stock price will also change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year.

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

9.     ENER1 GROUP FINANCING

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sales of Series B Preferred Stock. In March 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred Stock and warrants to purchase 138,890 shares of the Company’s common stock, for an aggregate purchase price of $250,000, and Ener1 paid Ener1 Group a fee of $83,333.

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

11. RELATED PARTY TRANSACTIONS

During 2005, Ener1 and Ener1 Group from time to time used each other's services and employees. Ener1 Group billed Ener1 $750 and $40,987, respectively, for the cost of services and employees provided to Ener1 for the three and nine months ended September 30, 2005. Ener1 billed Ener1 Group $27,990 and $113,815, respectively, for the cost of these services and employees provided to Ener1 Group for the three and nine months ended September 30, 2005. As of September 30, 2005, the net balance due to Ener1 from Ener1 Group was $132,921.

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

14. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 4 to Quarterly Report on Form 10-QSB (the "September 2005 10-QSB")  have been restated.

On March 2, 2006, Ener1 determined that it was necessary to restate the financial statements included in the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional gains and losses related to the classification of and accounting for (1) options to purchase Ener1's common stock issued to a business partner in July 2003 and (2) warrants to purchase Ener1's common stock issued to Ener1's majority stockholder in November 2003. On March 3, 2006, Ener1 filed Amendment No. 1 to Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005 including restatements of Ener1's previously issued financial statements for the three and nine months ended September 30, 2004.

On March 10, 2006, Ener1 determined that it was necessary to restate the financial statements included in Amendment No. 1 to the September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for the 2004 Debentures. Ener1 filed Amendment No. 2 to the September 2005 10-QSB on May 25, 2006, which filing included restated financial statements for the three and nine months ended September 30, 2004 and 2005 that reflected these changes.

On May 18, 2006, Ener1 concluded that it was necessary to restate the financial statements for the three and nine months ended September 30, 2004 and 2005 included in Amendment No. 2 to the September 2005 10-QSB to (1) report the EnerDel Series A Preferred Stock and Ener1 Series B Preferred Stock as temporary equity between long term liabilities and stockholders' equity (deficit) at September 30, 2004 and 2005 rather than as long term liabilities and (2) correct its calculation of diluted earnings or loss per share. Ener1 filed Amendment No. 3 to the September 2005 10-QSB on May 25, 2006, which filing included restated financial statements for the three and nine months ended September 30, 2004 and 2005 that reflected these changes.

In July 2006, Ener1 concluded that it was necessary to restate its financial statements for the three and nine month periods ended September 30, 2004 and 2005 included in Amendment No. 3 to the September 2005 10-QSB to (1) reflect the corrected accounting for and valuation of additional compound embedded derivatives in the 2004 Debentures and 2005 Debentures, (2) revise the valuation of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the warrants associated with the 2004 Debentures, (4) record the value of Ener1's right to require Ener1 Group to purchase Series B Preferred Stock, and (5) reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

The financial statements and other financial information included in this Amendment No. 4 to the September 30, 2005 10-QSB have been restated accordingly.

The impact of the above restatement items on Ener1's consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 are summarized below  (the following tables compare specific line items from these financial statements for the three and nine months ended September 30, 2004 and 2005 with the same line items from the financial statements for the three and nine months ended September 30, 2004 and 2005 as initially reported by the Company on November 11, 2004 and January 5, 2006, respectively): (dollars and shares in thousands, other than per share information).

	Three Months Ended September 30, 2004
	As Initially
	Reported	Adjustment		As Restated
Gross profit	$-	$-		$-

Total operating expenses	2,538	(152)	(a)	2,386
Loss from operations	(2,538)	152		(2,386)

Other income and (expense)
Interest	(666)	(1,061)	(b)	(1,727)
Equity in loss of EnerStruct, Inc.	(139)	-		(139)
Other	77	-		77
Gain on embedded derivative liability	-	7,663	(c)	7,663
Total other income (expense)	(728)	6,602		5,874

Net income (loss) from continuing operations	(3,266)	6,754		3,488
Loss from discontinued operations	(5)	-		(5)
Net income (loss)	$(3,271)	$6,754		$3,483

Net income (loss) per share, basic
Continuing operations	$(0.01)	0.02	(d)	$0.01
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.01)	-	(e)	$(0.01)
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,276	-		347,276
Weighted average shares outstanding - Diluted	412,256	10,685	(f)	422,941

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding from conversion of 2004 Debentures and the reduction of diluted shares outstanding for anti-dilutive stock options.

	Nine Months Ended September 30, 2004
	As Initially
	Reported	Adjustment		As Restated
Gross profit	$31	$-		$31

Total operating expenses	8,397	(458)	(a)	7,939
Loss from operations	(8,366)	458		(7,908)

Other income and (expense)
Interest	(1,143)	(2,982)	(b)	(4,125)
Equity in loss of EnerStruct, Inc.	(426)	-		(426)
Other	150	-		150
Gain on embedded derivative liability	-	79,221	(c)	79,221
Total other income (expense)	(1,419)	76,239		74,820

Net income (loss) from continuing operations	(9,785)	76,697		66,912

Loss from discontinued operations	(7)	-		(7)
Net income (loss)	$(9,792)	$76,697		$66,905

Net income (loss) per share, basic
Continuing operations	$(0.03)	0.22	(d)	$0.19
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.03)	0.05	(e)	$0.02
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	346,966	-		346,966
Weighted average shares outstanding - Diluted	417,624	14,674	(f)	432,298

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding from conversion of 2004 Debentures.

	Three Months Ended September 30, 2005
	As Initially
	Reported	Adjustment		As Restated
Gross profit	$25	$-		$25

Total operating expenses	4,001	(307)	(a)	3,694
Loss from operations	(3,976)	307		(3,669)

Other income and (expense)
Interest	(2,566)	(287)	(b)	(2,853)
Equity in loss of EnerStruct, Inc.	(59)	-		(59)
Other	83	-		83
Gain on embedded derivative liability	(26,101)	2,497	(c)	(23,604)
Total other income (expense)	(28,643)	2,210		(26,433)
Net income (loss) before minority interest and discontinued operations	(32,619)	2,517		(30,102)
Minority Interest	-	(595)	(f)	(595)
Net (loss) from continuing operations	(32,619)	1,922		(30,697)
Loss from discontinued operations	-	-		-
Net (loss)	(32,619)	1,922		(30,697)
Preferred stock dividends	(1,024)	295		(729)
Net (loss) attributable
to common shareholders	$(33,643)	$2,217		$(31,426)

Net income (loss) per share, basic
Continuing operations	$(0.09)	$(0.00)	(d)	$(0.09)
Discontinued operations	$-	$-		$-
Net income (loss) per share, diluted
Continuing operations	$(0.09)	$(0.00)	(e)	$(0.09)
Discontinued operations	$-	$-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	347,456	-		347,456

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount on 2004 Debentures and amortization of deferred financing costs.
(c)	To record additional gain on Exchange Warrant derivative liability based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income.
(f)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

	Nine Months Ended September 30, 2005
	As Initially
	Reported	Adjustment		As Restated
Gross profit	$60	$-		$60

Total operating expenses	28,502	(869)	(a)	27,633
Loss from operations	(28,442)	869		(27,573)

Other income and (expense)
Interest	(6,968)	(635)	(b)	(7,603)
Equity in loss of EnerStruct, Inc.	(286)	-		(286)
Other	223	-		223
Gain on embedded derivative liability	39,158	11,964	(c)	51,122
Total other income (expense)	32,127	11,329		43,456

Net income (loss) before minority interest
and discontinued operations	3,685	12,198		15,883

Minority interest	3,760	(1,538)	(h)	2,222
Net income (loss) from continuing operations	7,445	10,660		18,105

Loss from discontinued operations	-	-		-
Net income (loss)	7,445	10,660		18,105
Preferred stock dividends	(2,855)	646	(d)	(2,209)
Net income (loss) attributable
to common shareholders	$4,590	$11,306		$15,896

Net income (loss) per share, basic
Continuing operations	$0.02	0.03	(e)	$0.05
Discontinued operations	$-	-		$-
Net income (loss) per share, diluted
Continuing operations	$0.02	0.04	(f)	$(0.02)
Discontinued operations	$-	-		$-
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	412,126	20,916	(g)	433,042

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record gain on derivatives based upon fair values at end of period.
(d)	To correct preferred dividends and accretion.
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income.
(g)	To reflect additional diluted shares outstanding from conversion of 2004 Debentures and 2005 Debentures and the reduction of diluted shares outstanding for anti-dilutive stock options.
(h)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of September 30, 2005 and December 31, 2004. The following tables set forth the effects of the restatement adjustments on Ener1's consolidated balance sheet as of September 30, 2005 and December 31, 2004 (as compared to the consolidated balance sheets as of September 30, 2005 and December 31, 2004 as initially reported on January 5, 2006 and April 15, 2005, respectively) (dollars in thousands, including, notes):

	As of September 30, 2005
	As Initially
	Reported	Adjustment		As Restated
ASSETS
Current assets
Cash and equivalents	$7,012			$7,012
Prepaid expenses and other current assets	544			544
Due from related parties	204			204
Total current assets	$7,760			7,760

Property and equipment, net	2,944			2,944
Investment in EnerStruct, Inc.	899			899
Deferred debenture costs, net of amortization of $1,748	2,099	1,957	(1)	4,056
Other	255	-		255
Total assets	$13,957	$1,957		$15,914

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$24	-		24
Accounts payable and accrued expenses	1,598	-		1,598
Liabilities of discontinued operations	307	-		307
Derivative liability on conversion features of securities	66,385	8,223	(2)	74,608
Total current liabilities	68,314	8,223		76,537

Long-term portion of installment loan	73	-		73
$19,700 convertible debentures	6,898	(2,021)	(3)	4,877
$14,225 convertible debentures	3,694	(122)	(4)	3,572
Total liabilities	78,979	6,080		85,059

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred	3,790	579	(5)	4,369
Series B Preferred	12,065	406	(6)	12,471
Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value	3,475	-		3,475
Paid in capital	72,349	1,590	(7)	73,939
Accumulated deficit	(156,701)	(6,698)	(8)	(163,399)
Total stockholders' deficit	(80,877)	(5,108)		(85,985)
Total liabilities and stockholders' deficit	$13,957	$1,957		$15,914

(1)	Change due to recording additional deferred financing cost on the 2004 Debentures less amortization.
(2)	To record Exchange Warrant derivative based upon fair value at end of period and cumulative changes in value of derivatives for 2004 Debentures and 2005 Debentures.
(3)	Change due to accretion of discount of bond issuance costs of $4,361 and conversion of $300 of 2004 Debentures.
(4)	Change due to correct initial recording and accretion of bond discount on 2005 Debentures.
(5)	To correct the value of the Series A Preferred Stock.
(6)	To correct the value of the Series B Preferred Stock.
(7)	To reduce paid in capital for correction of cumulative dividends and accretion of preferred stock, and increase paid in capital for the value of the Series B Preferred Stock Put of $645.
(8)	To reflect aggregate effect of income statement adjustments.

	December 31, 2004			December 31, 2004
	As Initially Reported	Adjustment		(Restated)
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	119			119
Total current assets	14,400			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185
Deferred debenture costs, net of amortization of $905	-	3,621	(a)	3,621
Other	443			443
Total assets	$29,418	3,621		$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability, net		130,157	(b)	113,875
		48,996	(c)
	-	(65,278)	(d)
Total current liabilities	2,631			116,506

Long-term portion of installment loan	91			91
$19,700 convertible debentures	-	2,559	(e)	2,559
Total liabilities	2,722			119,156

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value	4,130	(1,561)	(f)	2,569
Series B Convertible Preferred, $.01 par value	10,893	(788)	(g)	10,105

Minority interest	3,951			3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock, $.01 par value,	3,475			3,475
Additional paid in capital	100,246	(23,571)	(h)	76,675
Accumulated deficit	(95,999)	(86,893)	(i)	(182,892)
Total stockholders' deficit	7,722			(102,742)
Total liabilities and stockholders' deficit	$29,418	3,621		$33,039

Notes to 2004 Balance Sheet Table

(a)	Change due to recording deferred financing cost on the 2004 Debentures less amortization.
(b)	To record initial carrying value of 2003 derivatives of $130,157, which includes $96,600 for Battery Warrants, $19,600 for Debt Exchange Warrants and $13,957 for ITOCHU options.
(c)
To record initial carrying value of derivatives in 2004 including $26,400 for the 2004 Debenture Warrants, $11,505 for the 2004 Debentures combined embedded derivative, $4,620 for the Delphis Warrants, $1,183 for the Series A Preferred Stock, and $5,288 for the Series B Preferred Stock Warrants.

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
(h)
To reduce paid in capital for value of 2004 Debentures of $18,527, Delphi Warrants of $3,725, Series B Preferred Stock Warrants of $4,666, and beginning paid in capital of $575, and increase paid in capital for deferred debenture costs paid with warrants of $3,053, accretion and conversion totaling $223, and the value of the Series B Preferred Stock Put of $645.

(i)	To reflect aggregate effect of income statement adjustments

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

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)

Weighted Average Shares Outstanding - Basic	347,456	347,276	347,456	346,966
Plus net shares from assumed conversion of warrants
under treasury stock method	-	59,649	58,940	62,444
Plus net shares from assumed conversion of options
under treasury stock method	-	-	-	7,986
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	-	16,016	16,016	14,902
2005 Debentures	-	-	10,630	-
Weighted Average Shares Outstanding - Diluted	347,456	422,941	433,042	432,298

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
(In thousands)	(Restated)	(Restated)	(Restated)	(Restated)

Net income as reported	$(30,697)	$3,488	$18,105	$66,912
Less preferred stock dividends and accretion	(729)	-	(2,209)	-
Add interest expense and accretion of discount on
convertible debentures	-	1,266	7,148	3,342
Less derivative gain on convertible debentures	-	(2,875)	(5,989)	(2,302)
Less derivative gain on warrants	-	(5,520)	(24,150)	(58,650)
Net income (loss) computed for diluted net
income (loss) per share	$(31,426)	$(3,641)	$(7,095)	$9,302

17. ENERDEL FORMATION

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

Also, pursuant to the Formation Agreement, Delphi received 19.5% of EnerDel's issued and outstanding shares of common stock, 8,000 shares of EnerDel’s Series A Preferred Stock (see Note 7); immediately exercisable warrants with a seven year term to purchase up to 1.75 million shares of the Company's common stock for $0.70 per share; and immediately exercisable warrants with a seven year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share. In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related equipment valued at $8,517,600 and its lithium battery-related patent portfolio valued at $5,100,000, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contain lithium battery operations.

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

The Company, with the assistance of an independent valuation consultant, used the income approach to value the lithium battery related equipment and intellectual property contributed by Delphi to EnerDel. In developing a value for the developed and in-process technology, the Company considered all available valuation methods and employed a form of the Income Approach known as the Multi-Period Excess Earnings Model. Management attempted to quantify the magnitude of earnings generated by the specific asset being examined and then discount that flow of cash to present value using a discount rate reflective of the relevant level of associated risk.

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

The Company recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was subsequently reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by the dividends and accretion on the EnerDel Series A Preferred Stock in the amount of $595,000 and $1,766,000 for the three and nine months, respectively ended September 30, 2005. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in the cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance.

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

We have experienced net operating losses since 1997, negative cash flows from operations since 1999, and have an accumulated deficit of $163 million as of September 30, 2005. It is likely that our operations will continue to incur negative cash flows through September 30, 2006 and additional financing will be required to fund our planned operations through that time. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Gain (loss) on derivative liability

The gain (loss) on derivative liability for the three months ended September 30, 2005 decreased by $31 million from a gain of $7,663,000 in fiscal 2004 to a loss of $23,604,000 in fiscal 2005. The gain on derivative liability for the nine months ended September 30, 2005 decreased by $28,099,000 from $79,221,000 to $51,122,000, compared to the prior year period. These decreases were due to corresponding decreases in the reported value of freestanding derivatives and embedded derivatives resulting primarily from decreases in the market value of our common stock as of each period-end.

Liquidity and Capital Resources

As of December 31, 2004, we had a working capital deficit of $102 million. During the nine months ended September 30, 2005, our working capital increased by $30 million, resulting in negative working capital of $68 million as of September 30, 2005. Working capital as of September 30, 2005 included $7.0 million in cash and $0.7 million in prepaid expenses and other current assets, offset by $1.6 million in accounts payable, accrued expenses and accrued exit costs and $76 million in derivative liabilities on conversion features of securities. For the nine months ended September 30, 2005, net cash used in operating activities totaled $19.9 million. However, during the same period, we received $13.1 million from the sale of our $14,225,000 Senior Secured Convertible Debentures due in March 2009 and $250,000 from the sale of our Series B Preferred Stock to Ener1 Group, Inc.

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

We determined that the Battery Warrants were a derivative liability under EITF 00-19 because share settlement of these warrants was not within the control of the Company as a result of the facts that: (1) the holder of the Battery Warrants was the controlling shareholder of the Company, and (2) the Battery Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Battery Warrants. Therefore, we could not conclude that we had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Battery Warrants. We also determined that we could not conclude we had sufficient authorized and unissued shares to issue the number of shares required under the other warrants subsequently issued by the Company as described above. As a result, we determined that these warrants would also be treated as derivative liabilities because we could not conclude that we had sufficient authorized and unissued shares to settle the potential share issuances required under these warrants as long as the Battery Warrants were outstanding.

We have evaluated our provisions of the registration rights agreements issued in connection with our 2004 Debentures which require us to make registration delay payments in combination with the respective financial instruments involved. The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF 05-04 The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19. The EITF has not reached a consensus on this issue and has deferred deliberation until the FASB addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. As discussed above, we view the registration rights agreement and the financial instrument as one combined freestanding instrument under View A of EITF 05-04. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives or liabilities.

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

For instruments with a single derivative, such as our warrants and the conversion feature derivative of preferred stock, we use the Black Scholes pricing model for determining the derivatives' fair values. For instruments with compound embedded derivatives such as our 2004 Debentures and 2005 Debentures, we use a lattice valuation model to value the derivatives. We believe the application of the Black Scholes model provides the most reliable valuation of single derivatives, whereas the lattice model provides the ability to value compound embedded derivatives.

Lattice Valuation Model

We valued the compound embedded derivatives in the 2004 Debentures and 2005 Debentures, with the assistance of a valuation consultant.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of September 30, 2005 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
•	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
•	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
•	reset events projected to occur with a weighted average adjustment factor of .989;
•	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
•
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

•	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
•	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
•	0% likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of Septermber 30, 2005 was calculated by management to be $7,453,000.

The fair value of the compound derivative embedded in the 2004 Debentures as of September 30, 2004 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 130%;
•	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
•	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
•	reset events projected to occur with a weighted average adjustment factor of .989;
•	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
•
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price was $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

•	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
•	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures increasing 2.5% per quarter to a maximum of 25%; and
•	0% likelihood that Ener1's common stock would be listed on an exchange, increasing 10% quarterly to a maximum of 90%.

Based on these management assumptions, the fair value of these embedded derivatives as of September 30, 2005 was calculated by management to be $13,012,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of September 30, 2005 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
•	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2005 Debentures;
•	5% likelihood that an event of default or a fundamental change would occur;
•	reset events projected to occur with a weighted average adjustment factor of .973;
•	95% likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50;
•
the holders of the 2005 Debentures would convert the 2005 Debentures if Ener1's common stock price reached $1.75, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

•	Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.25 or higher;
•	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%; and
•	0% likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of September 30, 2005 was calculated by management to be $6,325,000.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could material affect the valuation.

Black Scholes Valuation Model

We valued the asset value of the Series B Preferred Stock Put using the Black Scholes pricing model with the assistance of a valuation consultant. The model uses a number of inputs including the value of the warrants associated with the Series B Preferred Stock (the "Series B Preferred Stock Warrants") and the cost of alternative financing, in order to compute the value of the put feature. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; a term of ten years; volatility of 450%; and dividend yield of 0.0%.

We used the Black Scholes pricing model to determine the fair values of our warrants and the conversion feature of our preferred stock. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk free interest rate which is equal to the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. We use the closing market price of our common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility of our stock price has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. The initial volatility for the calculation of the embedded and freestanding derivatives ranged from 296% to 135%. Our volatility rate will likely change in the future. Our stock price will also change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates.

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

Item 5. Other Information

The consolidated financial statements for the three and nine months ended September 30, 2004 and 2005 and related disclosures included in this Amendment No. 4 to Quarterly Report on Form 10-QSB have been restated.

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

On March 10, 2006, Ener1 determined that it was necessary to restate the financial statements included in the Amended September 2005 10-QSB for the three and nine months ended September 30, 2004 and 2005 in order to reflect additional interest expense related to the classification of and accounting for warrants issued to the placement agent for Ener1's senior secured convertible debentures due 2009 issued in January 2004. In July 2006, Ener1 concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the three and nine month periods ended September 30, 2005 and 2006 to (1) reflect a change in the valuation of the compound embedded derivatives in our 2004 Debentures and 2005 Debentures, (2) revise the value of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the conversion feature derivative of the warrants associated with the 2004 Debentures, and (4) record the value of our right to require Ener1 Group to purchase Series B Preferred Stock. The financial statements and other financial information included in this Amendment No. 4 to the September 2005 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and nine months ended September 30, 2004 and 2005. These matters have been discussed by Ener1's authorized executive officers with Malone & Bailey, the independent registered public accounting firm that reviewed Ener1's financial statements included in the September 2005 10-QSB.

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

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 4 to Quarterly Report on Form 10-QSB to be signed on its behalf of the undersigned thereunto duly authorized.

Dated: August 4, 2006 Dated: August 4, 2006
         ENER1, INC.

By: /s/ Ronald Stewart
         Ronald Stewart
         Interim Chief Executive Officer
         (Principal Executive Officer)

By: /s/ Gerard Herlihy
       Gerard Herlihy
       Chief Financial Officer
       (Principal Financial and Accounting Officer)