Form 10KSB/A
period 2005-12-31
ENER1 INC
filed 2006-08-09
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________

Form 10-KSB/A

AMENDMENT NO. 2

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

Explanatory Note

Ener1, Inc. filed this Annual Report on Form 10-KSB on March 10, 2006. In May 2006, Ener1 concluded that it was necessary to amend this Annual Report in order to restate its financial statements for the years ended December 31, 2004 and 2005 to (1) report the EnerDel Series A Preferred Stock and Ener1 Series B Preferred Stock as temporary equity between long term liabilities and stockholders' equity (deficit) at December 31, 2004 and 2005 rather than as long term liabilities and (2) correct its calculation of diluted earnings or loss per share. Ener1 filed Amendment No. 1 to this Annual Report on May 23, 2006, which filing included restated financial statements for the years ended December 31, 2004 and 2005 that reflected these changes.

In July 2006, Ener1 concluded that it was necessary to amend Amendment No. 1 to this Annual Report in order to restate its financial statements for the years ended December 31, 2004 and 2005 again to (1) reflect the corrected accounting for and valuation of additional compound embedded derivatives in Ener1's senior secured convertible debentures issued in January 2004 (the "2004 Debentures") and in March 2005 (the "2005 Debentures"), (2) revise the valuation of the initial discount and interest accretion on the 2004 and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the warrants issued with the 2004 Debentures, (4) record the value of Ener1's right to require Ener1 Group, Inc. to purchase shares of Series B Preferred Stock, and (5) reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income. The financial statements and other financial information included in this Amendment No. 2 to this Annual Report have been restated accordingly.  Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the fiscal years ended December 31, 2004 and 2005. These matters have been discussed by Enerl's authorized officers with Ener1's independent registered public accounting firm.

In order to preserve the nature and character of the disclosures set forth in this Annual Report as originally filed, no attempt was made in either of the amendments described above to modify or update the disclosures in the original Annual Report or in the first amendment except Ener1 included the restatements described above in Part II, Item 7 and Ener1 has made changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part II, Item 6 and the Risk Factors to conform to these restatements and include additional information regarding its derivatives and related accounting treatment.

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

The 2004 Debentures and 2005 Debentures both contain more than one embedded derivative feature which SFAS 133 requires be accounted for as derivatives. The various embedded derivative features of each series of debentures have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force us to redeem the debentures after an event of default, (3) the holder's right to force us to redeem the debentures after a change in control, (4) our right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if we fail to achieve certain milestones, and (6) our right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

We also determined that an agreement entered into in October 2004 under which Ener1 Group agreed to purchase at our request up to $3,000,000 of the Series B Preferred Stock plus warrants was a financial instrument (the "Series B Preferred Stock Put") which we are required to value as a derivative asset and mark to market at each balance sheet date.

For instruments with a single derivative, such as our warrants and the conversion feature derivative of preferred stock, we use the Black Scholes pricing model for determining the derivatives' fair values. For instruments with compound embedded derivatives such as the 2004 Debentures and 2005 Debentures, we use a lattice valuation model to value the derivatives. We believe the application of the Black Scholes model provides the most reliable valuation of single derivatives, whereas the lattice model provides the ability to value compound embedded derivatives.

Lattice Valuation Model

We valued the compound embedded derivatives in the 2004 Debentures and 2005 Debentures using the lattice valuation model, with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. We use the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, we use the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of the issue date (January 2004) determined using the lattice valuation model was based on the following assumptions:

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

Based on the management projections above, we assigned a probability to each scenario for each future period, and determined the appropriate cash flow for each scenario. This cash flow was then probability weighted and discounted to the present.

At the time of issue, we determined the probability weighed discounted cash flow of the 2004 Debentres with the various embedded derivatives and determined the discounted cash flow of the 2004 Debentures without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the 2004 Debentures. We determined that the  implied value of the compound embedded derivatives was $11,505,000 for the 2004 Debentures at the date of issue.

The fair value of the compound derivative embedded in the 2004 Debentures as of December 31, 2005 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
-
Ener1 would remain in default of its obligations under the resale registration agreement relating to the 2004 Debentures for four months from December 31, 2005, after which there would be a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

-	5% likelihood that an event of default or a fundamental change would occur;
-	Reset events projected to occur with a weighted average adjustment factor of .989;
-	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if Ener1's common stock price reached $1.75;
-
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price reached $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable Ener1 to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange, increasing 10% quarterly to a maximum likelihood of 90%.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2004 Debentures as of December 31, 2005 was calculated by management to be $5,980,000.

The fair value of the compound derivative embedded in the 2004 Debentures as of December 31, 2004 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur;
-	Reset events projected to occur with a weighted average adjustment factor of .989;
-	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the Ener1 common stock price reached $1.75;
-
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price reached $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2004 Debentures if Ener1's common stock price reached $1.50 or higher;
-	The likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures is 0%, increasing 2.5% per quarter to a maximum likelihood of 25%; and
-	0% likelihood that Ener1's common stock would meet the listing requirement, increasing 10% quarterly to a maximum likelihood of 90%.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2004 Debentures as of December 31, 2004 was calculated by management to be $14,319,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of the issue date (March 11, 2005) determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 100%;
-	95% likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures;
-	5% likelihood that an event of default or a fundamental change would occur, increasing over time;
-	reset events projected to occur with a weighted average adjustment factor of .986;
-	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75;
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

Based on the management projections above, we assigned a probability to each scenario for each future period, and determined the appropriate cash flow for each scenario. This cash flow was then probability weighted and discounted to the present.

At the time of issue, we determined the probability weighed discounted cash flow of the 2005 Debentures with the various embedded derivatives and determined the discounted cash flow of the 2005 Debentures without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the 2004 Debentures. We determined that the implied value of the compound embedded derivatives was $8,044,000 for the 2005 Debentures at the date of issue.

The fair value of the compound derivative embedded in the 2005 Debentures as of December 31, 2005 determined using the lattice valuation model was based on the following assumptions:

-	the price of of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
-
Ener1 would remain in default of its obligations under the resale registration agreement relating to the 2005 Debentures for four months from December 31, 2005, after which there would be a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

-	5% likelihood that an event of default or a fundamental change would occur, increasing .1% per quarter;
-	Reset events projected to occur with a weighted average adjustment factor of .893;
-	95% likelihood that Ener1 would force the conversion of the 2005 Debentures if Ener1's common stock price reached $1.50;
-
the holders of the 2005 Debentures would convert the 2005 Debentures if Ener1's common stock price reached $1.75, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

-	Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.25 or higher;
-	0% likelihood that Ener1 would be able to obtain alternative financing that would enable Ener1 to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%; and
-	0% likelihood that Ener1's common stock would be listed on an exchange, and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of December 31, 2005 was calculated by management to be $4,555,000.

These assumptions are reviewed quarterly and are subject to change based primarily on management's assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Black Scholes Valuation Model

We valued the asset value of our Series B Preferred Stock Put using the Black Scholes pricing model, with the assistance of a valuation consultant. The model uses a number of inputs including the value of the warrants associated with the Series B Preferred Stock (the "Series B Preferred Stock Warrants") and the cost of alternative financing, in order to compute the value of the put feature. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; a term of ten years; volatility of 450%; and dividend yield of 0.0%.

We used the Black Scholes pricing model to determine the fair values of our warrants and the conversion features of our preferred stock. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk free interest rate which is equal to the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. We use the closing market price of our common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility of our stock price has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. Our volatility rate will likely change in the future. Our stock price will also change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates. To the extent that our volatility decreases in the future, the value of the derivative liability will also decrease, absent any change in our stock price. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year.

	Issue Date	Volatility	Risk Free Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10
ITOCHU options	7/1/2003	296%	1.0%	$1.40	6 mos.
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10

Prices and average rates at Year End:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39

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

Restatement of Financial Statements to Reflect Derivative Accounting

The consolidated financial statements for the years ended December 31, 2005 and 2004 included in this Annual Report have been restated to (1) reflect the accounting for and valuation of the additional compound embedded derivatives in our 2004 Debentures and 2005 Debentures, (2) revise the value of the initial discount and interest accretion on the 2004 and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) correct the value of the conversion feature derivative of the warrants issued with the 2004 Debentures and (4) record the value of our right to require Ener1 Group, Inc. to purchase shares of Series B Preferred Stock. The financial statements and other financial information included in this Amendment No. 2 to this Annual Report have been restated accordingly.

We have determined that the conversion and other certain features of certain of our financial instruments, including our 2004 Debentures, 2005 Debentures and preferred stock and certain of the warrants and options to purchase our common stock are derivatives that we are required to account for as if they were free-standing instruments under GAAP. We have also determined that we are required to designate these derivatives as liabilities in our financial statements. In addition, we determined that an agreement under which Ener1 Group agreed to purchase at our request up to $3,000,000 worth of shares of Series B Preferred Stock was a financial instrument that we are required to value as a derivative asset and mark to market at each balance sheet date. We refer to this instrument as the "Series B Preferred Stock Put." As a result, we report the value of these derivatives net as current liabilities on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis.

Summary of Restatement Items

On December 15, 2005, we concluded that it was necessary to restate our financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31, June 30 and September 30, 2004 and 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 Debentures and the 2005 Debentures, the warrants to purchase common stock associated with the 2004 and 2005 Debentures, the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel, Inc. Non-Voting Cumulative and Redeemable Series A Convertible Preferred Stock issued in October, 2004 ("Series A Preferred Stock"), (3) warrants to purchase common stock issued to Ener1 Group in September 2002 (the "Battery Warrants") and November 2003 (the "Exchange Warrants"), and (4) options to purchase common stock issued to ITOCHU Corporation in July 2003 (the "ITOCHU Options"). We had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, we determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on our balance sheet. Changes in the fair values of these instruments result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss is recorded in our statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

In March 2006, we filed this Annual Report with the SEC including financial statements for the fiscal year ended December 31, 2004, restated as described above, and financial statements for the fiscal year ended December 31, 2005. In May 2006, we concluded it was necessary to amend this Annual Report in order to restate our financial statements for our 2004 and 2005 fiscal years to reflect the changes described below in our accounting for preferred stock and the calculation of diluted earnings or loss per share.

We originally reported the Series A Preferred Stock and Series B Preferred Stock as long term liabilities at December 31, 2005 and 2004. The accompanying financial statements have been restated to show the Series A Preferred Stock and Series B Preferred Stock as temporary equity between long term liabilities and stockholder’s equity (deficit) at December 31, 2005 and 2004.

We originally reported diluted earnings per share for the year ending December 31, 2005 and 2004 of $.06 and $(0.11) per share, respectively. Weighted average shares outstanding - diluted were originally reported as 411,515,000 and 347,089,000 shares at December 31, 2005 and 2004, respectively. The originally reported diluted earnings per share did not reflect an adjustment to the numerator for the income statement effect of derivative gains or losses during the periods. Inclusion of the derivative gain in the computation resulted in the determination that the 2004 and 2005 Debentures were dilutive securities, and the effect of the weighted number of shares resulting from conversion is now included in the denominator of the earnings per share calculation. In addition, the adjustment to the numerator resulted in a diluted net loss per share, and as a result, all stock options were considered anti-dilutive and excluded from the revised computation of the weighted average shares outstanding - diluted.

In July 2006, we concluded that it was necessary to file a second amendment to this Annual Report in order to restate our financial statements for our 2004 and 2005 fiscal years again to (1) reflect the corrected accounting for and valuation of additional compound embedded derivatives in our 2004 Debentures and 2005 Debentures, (2) revise the valuation of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the warrants associated with the 2004 Debentures, (4) record the value of the Series B Preferred Stock Put, and (5) to reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

The accompanying financial statements for the year ended December 31, 2004 and 2005 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the derivative asset and liabilities for the years ended December 31, 2005 and 2004 are summarized below:  (the following tables compare specific line items from our financial statements for the years ended December 31, 2004 and 2005 included in this Annual Report with the same line items from (1) our financial statements for fiscal 2004 as initially reported in our Annual Report filed with the SEC on April 15, 2005 and (2) our financial statements for fiscal 2005 as initially reported in our Annual Report filed with the SEC on March 10, 2006.)

Consolidated Statement of Operations Impact (in thousands except per share data)

	Year Ended December 31, 2004
	As Initially Reported	Adjustment			As Restated

Gross profit	$32				$32

Operating expenses	37,418	(298)	(a	)	37,120
Loss from operations	(37,386)	298			(37,088)

Other income (expense)
Interest expense	(1,523)	(3,763)	(b	)	(5,286)
Other income (expense)	(330)				(330)
Gain on derivative liability, net	-	46,727	(c	)	46,727
Total other income (expense)	(1,853)	42,964			41,111

Income (loss) before minority interest, income taxes, and discontinued operations	(39,239)	43,262			4,023

Minority interest in losses and preferred dividends of consolidated subsidiary	3,319	(327)	(h	)	2,992
Income from discontinued operations	106				106
Net income (loss)	(35,814)	42,935			7,121
Preferred stock dividends	(904)	379	(d)(h	)	(525)
Net income (loss) attributable to common shareholders	$(36,718)	$43,314			$6,596

Basic and diluted income (loss) per share:
Basic	$(0.11)	$0.13	(e	)	$0.02
Diluted	$(0.11)	$0.04	(f	)	$(0.07)

Weighted average shares outstanding - Basic	347,089	-			347,089
Weighted average shares outstanding - Diluted	347,089	77,239	(g	)	424,328

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs of $2,559, amortization of bond issuance costs of $904 and early conversion of $300 of principal of 2004 debentures.
(c)	To record gain on derivatives based upon fair values at December 31, 2004. See Note 19 to Ener1's consolidated financial statements.
(d)	To correct accretion of preferred stock as a dividend.
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities.
(h)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

Consolidated Statement of Operations Impact ( in thousands except per share data)

	Year Ended December 31, 2005
	As Initially Reported	Adjustment		As Restated
Gross profit	60			60

Operating expenses	33,209	-		33,209
Loss from operations	(33,149)			(33,149)

Other income (expense)
Interest expense	(10,735)	799	(a)	(9,936)
Other income (expense)	(730)			(730)
Gain on derivative liability, net	68,916	1,933	(b)	70,849
Total other income (expense)	57,451	2,732		60,183

Income before minority interest and income taxes	24,302	2,732		27,034
Income taxes	-			-
Net income before minority interest	24,302	2,732		27,034

Minority interest in losses and preferred dividends of consolidated subsidiary	3,760	(2,190	)(e)	1,570
Net income	28,062	542		28,604
Preferred stock dividends	(5,116)	2,190	(e)	(2,926)
Net income attributable
to common shareholders	$22,946	$2,732		$25,678

Basic and diluted income (loss) per share
Basic	$0.07	$-		$0.07
Diluted	$0.06	$(0.08	)(c)	$(0.02)
Weighted average shares outstanding:
Basic	347,456	-		347,456
Diluted	411,515	21,513	(d)	433,028

(a)	Change due to reduced accretion of discount of bond issuance costs.
(b)	To correct gain on derivatives based upon fair values at December 31, 2005. See Note 19 to Ener1's consolidated financial statements.
(c)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(d)	To reflect additional diluted shares outstanding for shares underlying convertible securities net of the reduction of diluted shares outstanding for shares underlying anti-dilutive stock options.
(e)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statement of operations discussed above, the restatement impacted Ener1's consolidated balance sheet as of December 31, 2005 and 2004. The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2004 as compared to the consolidated balance sheet as of December 31, 2004 initially reported on April 15, 2005:

(dollars in thousands)	December 31, 2004
	As Initially Reported	Adjustment		(Restated)
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	119			119
Total current assets	14,400			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185
Deferred debenture costs, net of amortization of $905	-	3,621	(a)	3,621
Other	443			443
Total assets	$29,418			$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability, net		130,157	(b)	113,875
		48,996	(c)
	-	(65,278	)(d)
Total current liabilities	2,631			116,506

Long-term portion of installment loan	91			91
$19,700 convertible debentures, net of discount of $17,144	-	2,559	(e)	2,559
Total liabilities	2,722			119,156

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value	4,130	(1,561	)(f)	2,569
Series B Convertible Preferred, $.01 par value	10,893	(788	)(g)	10,105

Minority interest	3,951			3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 750,000,000 shares authorized 347,455,751 issued and outstanding	3,475			3,475
Additional paid in capital	100,246	(23,571	)(h)	76,675
Accumulated deficit	(95,999)	(86,893	)(i)	(182,892)
Total stockholders' deficit	7,722			(102,742)
Total liabilities and stockholders' deficit	$29,418			$33,039

(a)	Change due to recording deferred financing cost of $4,526 net of amortization of $905 on the 2004 Debentures.
(b)	To record initial carrying value of 2003 derivatives, which includes $96,600 for Battery Warrants, $19,600 for Exchange Warrants and $13,957 for ITOCHU Options.
(c)
To record initial carrying value of derivatives in 2004 including $26,400 for the 2004 Debentures Warrants, $11,505 for the 2004 Debentures compound embedded derivative, $4,620 for the Delphi Warrants, $1,183 for the Series A Preferred Stock  and $5,288 for the Series B Preferred Stock Warrants.

(d)	To record gain on derivatives based upon fair values at December 31, 2004.
(e)	Change due to accretion of discount of bond issuance costs of $2,859 and conversion of $300 of principal of 2004 Debentures.
(f)	To correct the value of the Series A Preferred by $1,503 and correct prior period accretion of discount on preferred of $58.
(g)	To correct the value of the Series B Preferred by $750 and correct prior period accretion of discount on preferred of $38.
(h)
To reduce paid in capital for value of 2004 Debentures of $18,527, Series A Preferred Stock Warrants of $3,725, Series B Preferred Stock Warrants of $4,666, and beginning paid in capital of $575, and increase paid in capital for deferred debenture costs paid with warrants of $3,053 and accretion totaling $223 and the value of the Series B Preferred Stock Put of $645.

(i)	To reflect aggregate effect of income statement adjustments.

The following sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2005 as compared to the consolidated balance sheet as of December 31, 2005 initially reported on March 10, 2006:

(dollars in thousands)	December 31,			December 31,
	2005			2005
ASSETS	As Initially Reported	Adjustment		(Restated)
Current assets
Cash and equivalents	$2,306			$2,306
Prepaid expenses and other current assets	189			189
Due from related parties	157			157
Total current assets	2,652			2,652

Property and equipment, net	3,042			3,042
Investment in EnerStruct, Inc.	805			805
Deferred debenture costs, net of amortization
of $2,082	3,748			3,748
Other	202			202
Total assets	$10,449			$10,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	24			24
Accounts payable and accrued expenses	2,969			2,969
Liabilities of discontinued operations	307			307
Derivative liability, net	54,410	1,816	(a)	54,979
		(496	)(b)
		131	(c)
		(882	)(d)
Total current liabilities	57,710	569		58,279

Long-term portion of installment loan	67			67
$19,700 convertible debentures, net of discount of $13,970	7,883	(2,153	)(e)	5,730
$14,225 convertible debentures, net of discount of $10,064	4,269	(108	)(f)	4,161

Total liabilities	69,929	(1,692)		68,237

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value	4,967			4,967
Series B Convertible Preferred, $.01 par value	13,188			13,188

Commitments and contingencies
Minority interest	-			-

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized	3,475			3,475
347,455,751 issued and outstanding
Additional paid in capital	72,185	645	(g)	72,830
Accumulated deficit	(153,295)	1,047	(h)	(152,248)
Total stockholders' deficit	(77,635)	1,692		(75,943)
Total liabilities and stockholders' deficit	$10,449	-		$10,449

(a)	To correct derivative liability on 2004 Debentures.
(b)	To record change in derivative value of Series B Preferred Stock Put.
(c)	To correct derivative liability on 2005 Debentures.
(d)	To correct derivative liability on 2005 Debentures Warrants.
(e)	To correct accretion of discount on 2004 Debentures.
(f)	To correct accretion of discount on 2005 Debentures.
(g)	To increase paid in capital for value of Series B Preferred Stock Put.
(h)	To reflect aggregate effect of income statement adjustments.

Results of Operations for Years Ended December 31, 2004 and 2005

Net income. We reported net income of $28,604,000 for the year ended December 31, 2005, an increase of $21,483,000 when compared to net income of $7,121,000 for the year ended December 31, 2004. Our net income includes $70,849,000 and $46,727,000 in gain on derivative liability resulting from non cash changes in the accounting value of derivative liabilities for the years ended December 31, 2005 and 2004, respectively.

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

Research and development (“R&D”) Expenses. Our R&D expenses were $19,042,000 and $18,012,000 for the years ended December 31, 2005 and 2004, respectively. R&D expenses include a charge of $10,527,000 in 2005 which represents the book value of battery production assets that were charged to R&D expenses as a result of our decision in 2005 to dedicate our Fort Lauderdale battery plant to R&D activities and a charge of $14,923,000 in 2004 which represents the value of assets used in R&D activities contributed to EnerDel from Delphi and Ener1 in connection with the formation of EnerDel. Exclusive of these charges, R&D expenses increased $5,156,000 or 167% from $3,089,000 in 2004 to $8,245,000 in 2005. This increase primarily resulted from increased R&D activities related to EnerDel’s Li-ion development activities.

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

General and administrative expenses ("G&A"). G&A increased $6,275,000, or 86%, to $13,609,000 in fiscal 2005 compared to $7,334,000 in the prior year. The major components of the increase in G&A expenses in 2005 were: $1,419,000, or a 63% increase, in employee compensation; $665,000 in severance payments with no corresponding expense in 2004; $1,058,000 increase, in stock based compensation with no corresponding expense in 2004; $835,000, or 319%, increase in rent and facilities costs due to new offices for our nanotechnology, fuel cell and corporate operations; an increase of $528,000, or 77%, in outside services primarily consisting of contracted services from Delphi to support operations at our Indiana battery facility; $344,000 increase, or 97%, in insurance premiums; $294,000 increase, or 118%, in travel expense; and $261,000, increase or 14%, in professional fees.

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

Gain on derivative liability net The gain on derivative liability for the year ended December 31, 2005 increased by $24,122,000 to $70,849,000 compared to $46,727,000 for 2004. The increase was due to a corresponding decrease in the value of freestanding derivatives and embedded derivatives.

Provision for income taxes The effective tax rate in 2004 and 2005 was zero percent. The gain on derivative liability is not considered income for federal income tax purposes. As a result, we reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in the deferred tax asset valuation allowance.

Interest expense Interest expense was $9,936,000 and $5,286,000 in 2005 and 2004, respectively, an increase of 88%. Interest payments were $3,786,000 and $1,195,000 for fiscal 2005 and 2004, respectively; non cash interest expense related to the amortization of financing costs and bond discounts was $6,140,000 and $3,464,000 for fiscal 2005 and 2004, respectively. The increase in interest payment is primarily due to the issuance of $14,225,000 in aggregate principal amount of the 2005 Debentures and an increase in the interest rate of the 2004 Debentures to 15% in January 2005. The interest rate on our 2005 Debentures will increase from 7.5% to 15% on March 14, 2006 if we do not satisfy milestones specified in the 2005 Debentures, which we do not expect to meet.

Liquidity and Capital Resources

At December 31, 2005, we had a working capital deficit of $55,627,000 primarily due to a derivative liability of $54,979,000. Our working capital deficit excluding the derivative liability was $648,000. Our cash at December 31, 2005 was $2,306,000. We used $24,333,000 of cash in operations which was funded through financing activities of $13,361,000 and beginning cash on hand of $14,091,000.

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

We also need additional short term working capital to fund our operations through June 2006, at which time we intend to seek to raise the additional financing described above. We are currently negotiating the terms on which Ener1 Group would exercise warrants to purchase an additional 34,500,000 shares of our common stock in order to provide us with additional working capital through June 2006. If we do not obtain additional financing, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern.

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

We have a history of operating losses.

We have experienced net operating losses since 1997, incurred negative cash flows from operations since 1999 and, as of December 31, 2005, had an accumulated deficit of $152,000,000. Cash used in operations for the years ended December 31, 2003, 2004, and 2005 was $5,400,000, $13,945,000, and $24,333,000 respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our energy-related technology and products will require significant additional capital investment.

Our financial statements include substantial non-operating gains or losses resulting from required quarterly revaluation under GAAP of our outstanding derivative instruments.

Generally accepted accounting principles in the United States require that we report the value of certain derivatives in instruments we have issued as current liabilities on our balance sheet and report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of the derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis. The valuations are based upon a number of factors and estimates including estimates based upon management's judgment. Certain of the derivative values are directly correlated to the value of our common stock. Due to the nature of the required calculations and the large number of shares of our common stock involved in such calculations, changes in our common stock price and or changes in management's assumptions may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

As discussed in Note 4 to the financial statements, errors resulting in an understatement of earnings; and understatement of basic and diluted earnings (loss) per share; and an understatement of liabilities in 2004 and an understatement of earnings and overstatement of diluted earnings per share and understatement of liabilities in 2005 were discovered by management in 2006. Accordingly, adjustments have been made as of and for the years ended December 31, 2005 and 2004, to correct the errors.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 9, 2006, except for Notes 3, 4, 5, 7, 12, 13, 17, 18, 19 and 20 which are as of August 4, 2006

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	December 31,	December 31,
	2005	2004
ASSETS	(Restated)	(Restated)
Current assets
Cash and equivalents	$2,306	$14,091
Prepaid expenses and other current assets	189	190
Due from related parties	157	119
Total current assets	2,652	14,400

Property and equipment, net	3,042	13,390
Investment in EnerStruct, Inc.	805	1,185
Deferred debenture costs, net of amortization
of $2,082 and $905	3,748	3,621
Other	202	443
Total assets	$10,449	$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	24	23
Accounts payable and accrued expenses	2,969	2,301
Liabilities of discontinued operations	307	307
Derivative liability	54,979	113,875
Total current liabilities	58,279	116,506

Long-term portion of installment loan	67	91
$19,700 convertible debentures, net of discount of $13,970 and $17,141	5,730	2,559
$14,225 convertible debentures, net of discount of $10,064	4,161	—
Total liabilities	68,237	119,156
Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	4,967	2,569
Series B Convertible Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	13,188	10,105

Minority interest	—	3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized	3,475	3,475
347,455,751 issued and outstanding
Additional paid in capital	72,830	76,675
Accumulated deficit	(152,248)	(182,892)
Total stockholders' deficit	(75,943)	(102,742)
Total liabilities and stockholders' deficit	$10,449	$33,039

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Net sales	$60	$42
Cost of sales	—	10
Gross profit	60	32

Operating expenses
Manufacturing pre-production costs	—	3,282
General and administrative	13,609	7,334
Depreciation	558	203
Research and development	19,042	18,012
Loss on impairment of assets	—	8,289
Total operating expenses	33,209	37,120
Loss from operations	(33,149)	(37,088)

Other income (expense)
Interest expense	(9,936)	(5,286)
Equity in loss of EnerStruct, Inc.	(380)	(591)
Other	(350)	261
Gain on derivative liability	70,849	46,727
Total other income (expense)	60,183	41,111

Income before income taxes	27,034	4,023
Income taxes	—	—
Net income before minority interest
and discontinued operations	27,034	4,023

Minority interest in losses and preferred dividends of consolidated subsidiary	1,570	2,992
Net income from continuing operations	28,604	7,015

Income from discontinued operations	—	106
Net income	28,604	7,121

Preferred stock dividends	(2,926)	(525)

Net income attributable
to common shareholders	$25,678	$6,596

Net income from continuing operations, basic and diluted
Basic net income per share	$0.07	$0.02
Diluted net (loss) per share	$(0.02)	$(0.07)
Net income from discontinued operations, basic and diluted
Basic net income per share	$—	$—
Diluted net income per share	$—	$—
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	347,089
Weighted average shares outstanding - Diluted	433,028	424,328

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, AND 2005
(In thousands except share data)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid In Capital	Deficit	Total

Balance at December 31, 2003	345,248,751	$3,453	$72,013	$(190,340)	$(114,874)

Employee stock options exercised	407,000	4	18	—	22
Exercise of stock options	1,500,000	15	1,035	—	1,050
Conversion of senior secured debentures
to common stock	240,000	2	427	—	429
Common stock and stock options issued for
services	60,000	1	1,312	—	1,313
Accretion of discount on preferred stock	—	—	(279)	—	(279)
Accrued dividends on preferred stock	—	—	(204)	—	(204)
Discount on stock issued to minority stockholder	—	—	(1,018)	—	(1,018)
Warrants issued in connection with debt placement services	—	—	3,053	—	3,053
Series B Put option received	—	—	645	—	645
Net Income (including preferred dividends payable to minority interest owner charged to paid in capital)	—	—	(327)	7,448	7,121
Balance December 31, 2004 (Restated)	347,455,751	3,475	76,675	(182,892)	(102,742)

Stock options issued for services
and compensation due to variable options	—	—	1,080	—	1,080
Delphi minority interest in Enerdel	—		(18)		(18)
Accretion of discount on preferred stock	—	—	(1,865)	—	(1,865)
Accrued dividends on preferred stock	—	—	(1,065)	—	(1,065)
Warrants issued in connection with debt
placement services	—	—	213	—	213
Dividend of Splinex Shares	—	—	—	(150)	(150)
Net income (including preferred dividends payable to minority interest owner charged to paid in capital)	—	—	(2,190)	30,794	28,604
Balance December 31, 2005 (Restated)	347,455,751	$3,475	$72,830	$(152,248)	$(75,943)

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)

Cash flows from operating activities:

Net income	$28,604	$7,121

Adjustments to reconcile net income to cash used by operating activities:
Gain on derivative liability	(70,849)	(46,727)
Asset impairment	—	8,289
Plant assets expensed to research and development	10,602	15,096
Minority interest in losses and preferred dividends of consolidated subsidiary	(1,570)	(2,992)
Non cash interest expense related to financing costs	1,177	905
Accretion of discount on debentures	4,963	2,559
Depreciation	558	203
Compensation expense for stock grants and options	1,080	1,313
Equity in loss from investment in Enerstruct	380	590
Changes in current assets and liabilities	721	(184)
Changes in assets and liabilities held for disposal	1	(118)
Net cash used in operating activities	(24,333)	(13,945)

Investing activities:
Capital expenditures	(813)	(1,054)
Investment in Splinex	—	(150)
Net cash used in investing activities	(813)	(1,204)

Financing activities:
Proceeds from issuance of senior secured debentures, net of costs	13,134	18,527
Proceeds from sale of preferred stock	250	15,000
Repayment of related party notes	—	(1,041)
Repayment of guaranteed related party debt	—	(2,200)
Repayment of long term debt	(23)	(2,318)
Proceeds from employee stock options exercised	—	22
Proceeds from exercise of options	—	1,050
Net cash provided by financing activities	13,361	29,040

Net increase (decrease) in cash and equivalents	(11,785)	13,891

Cash and cash equivalents beginning balance	14,091	200

Cash and cash equivalents ending balance	$2,306	$14,091

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Year Ended December 31,
Supplemental Disclosure of Cash Flow Information	2005	2004
		(Restated)
Cash paid during the year for
Income taxes	$—	$—
Interest	3,786	1,195

Non-cash investing and financing activities
Intellectual property, equipment, and supplies contributed by
minority stockholder in subsidiary	$—	$13,761
Accrued dividends on preferred stock	1,533	309
Accretion of discounts on preferred stock	3,586	501
Spin-off of Splinex shares	150	—
Warrants issued in connection with the issuance of debt	213	3,052
Warrants issued in connection with the formation of EnerDel, Inc.	—	3,725
Series B Preferred Stock Put	—	645

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

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. In particular, the application of reasonable alternative estimates associated with the valuation of financial instruments that have derivative features could significantly affect the reported amounts in the financial statements and related disclosures. See Note 19.

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

	2005	2004

Net income as reported	$28,604	$7,121
Plus: compensation for stock options issued and variable options	1,080	714
Less: pro-forma stock based employee compensation	(2,707)	(2,087)
Pro forma net income	26,977	5,748

Preferred stock dividends	(2,926)	(525)
Pro forma net income attributable to common shareholders	$24,051	$5,223

Income per share (including preferred stock
dividends and acretion of discount)
Pro-forma Basic net income per share	$0.07	$0.02
Pro-forma Diluted net income per share	$(0.02)	$(0.07)

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

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required from period to period. In accordance with SFAS No. 133 and EITF 00-19, certain of the Company’s warrants to purchase common stock and the embedded conversion feature of several of the Company’s financial instruments are separately accounted for as liabilities. The fair value of these warrants and conversion features are shown on the Company’s balance sheet and the unrealized changes in the values of these derivatives are shown in the Company’s consolidated statement of operations as “Gain (loss) on derivative liabilities.”

The 2004 Debentures and 2005 Debentures both contain more than one embedded derivative feature which SFAS 133 requires be accounted for as derivatives. The various embedded derivative features of each series of debentures have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones, and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

For instruments with a single derivative, such as the Company's warrants and the conversion feature derivatives of our preferred stock, the Company uses the Black Scholes pricing model for determining the fair values of the derivatives. For instruments with compound embedded derivatives, such as the Company's 2004 Debentures and 2005 Debentures the Company uses a lattice valuation model to value the derivatives. The Company believes the application of the Black Scholes Model provides the most reliable valuation of single derivatives, whereas the lattice model provides the ability to value compound embedded derivatives.

Lattice Valuation Model

The Company valued the compound embedded derivatives in the 2004 Debentures and 2005 Debentures using a lattice valuation model, with the assistance of a valuation consultant . The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative. See Note 19.

Black Scholes Valuation Model

The Company valued the asset value of the Series B Preferred Stock Put using the Black Scholes pricing model, with the assistance of a valuation consultant . The model uses a number of inputs including the value of the warrants associated with the Series B Preferred Stock (the "Series B Preferred Stock Warrants") and the cost of alternative financing, in order to compute the value of the put feature. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; a term of ten years; volatility of 450%; and dividend yield of 0.0%. See Note 19.

The Company used the Black Scholes pricing model to determine the fair values of the conversion feature derivatives of its warrants and preferred stock. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.  In particular, the Company uses volatility rates based upon the closing stock price of the Company’s common stock since January 2002, when the company underwent a change in control. The Company determined that share prices prior to this period do not reflect the ongoing business valuation of the Company’s current operations. The Company uses a risk free interest rate which is the U. S. Treasury bill rate for a security with a maturity that approximates the estimated expected life of our derivative or security. The Company uses the closing market price of the Company’s common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in Black Scholes has a significant effect on the resulting valuation of the derivative liabilities on the Company’s balance sheet. The volatility has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. The Company’s volatility rate will likely change in the future. The Company’s stock price will also change in the future. To the extent that the Company’s stock price increases or decreases, the Company’s derivative liability will also increase or decrease, absent any change in volatility rates. See Note 19.

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

4. RESTATEMENT AND RECLASSIFICATIONS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Summary of Restatement Items

On December 15, 2005, Ener1 concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2004 and for the interim periods ended March 31, June 30 and September 30, 2004 and 2005 to reflect additional non-operating gains and losses related to the classification of and accounting for: (1) the conversion feature of the 2004 Debentures and the 2005 Debentures the warrants to purchase common stock associated with the 2004 and 2005 Debentures, the amortization expense associated with the discount recorded with respect to the 2004 and 2005 Debentures and financing costs incurred in connection with the 2004 Debentures, (2) the EnerDel, Inc. Non-Voting Cumulative and Redeemable Series A Convertible Preferred Stock issued in October, 2004 ("Series A Preferred Stock") and (3) warrants to purchase common stock issued to Ener1 Group in September 2002 and November 2003 and options to purchase common stock issued to ITOCHU Corporation in July 2003. Ener1 had previously classified the value of these conversion features and warrants to purchase common stock, when applicable, as equity. After further review, Ener1 has determined that these instruments should have been classified as derivative liabilities and therefore, the fair value of each instrument must be recorded as a derivative liability on Ener1's balance sheet. Changes in the fair values of these instruments will result in adjustments to the amount of the recorded derivative liabilities and the corresponding gain or loss will be recorded in Ener1's statement of operations. At the date of the conversion of each respective instrument or portion thereof (or exercise of the options or warrants or portion thereof, as the case may be), the corresponding derivative liability will be reclassified as equity.

In March 2006, Ener1 restated its financial statements for the fiscal year ended December 31, 2004 to reflect the changes described above. In May 2006, Ener1 concluded it was necessary to restate its financial statements for its 2004 and 2005 fiscal years again to reflect the changes described below in Ener1's accounting for preferred stock and its calculation of diluted earnings or loss per share.

The Company originally reported the Series A Preferred Stock and Series B Preferred Stock as long term liabilities at December 31, 2005 and 2004. The 2004 and 2005 financial statements were restated to show the Series A Preferred Stock and Series B Preferred Stock as temporary equity between long term liabilities and stockholder’s equity (deficit) at December 31, 2005 and 2004 because both the Series A Preferred Stock and Series B Preferred Stock contain condtional redemption features.

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

In July 2006, Ener1 concluded that it was necessary to restate its financial statements for its 2004 and 2005 fiscal years again to (1) reflect the corrected accounting for and valuation of additional compound embedded derivatives in the 2004 Debentures and 2005 Debentures (2) revise the valuation of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the accounting for and valuation of the compound embedded derivatives, (3) record the correct value of the 2004 Debentures Warrants, and (4) record the value of Ener1's right to require Ener1 Group to purchase the Series B Preferred Stock.

The Company determined that an agreement entered into in October 2004 under which Ener1 Group agreed to purchase at the Company’s request up to $3,000,000 of the Series B Preferred Stock plus warrants was a financial instrument (the "Series B Preferred Stock Put") which the Company is required to value as a derivative asset and mark to market at each balance sheet date.

The accompanying financial statements for the year ended December 31, 2005 and 2004 have been restated to effect the changes described above. The impact of the adjustments related to the classification of and accounting for the conversion features and warrants for the year ended December 31, 2005 and 2004 are summarized below (the following tables compare specific line items from these financial statements for the years ended December 31, 2004 and 2005 with the same line items from the financial statements for the years ended December 31, 2005 and 2005 as initially reported by the Company on April 15, 2005 and March 10, 2006, respectively):

Consolidated Statement of Operations Impact (in thousands except per share data)

	Year Ended December 31, 2004
	As Initially Reported	Adjustment			As Restated

Gross profit	$32				$32

Operating expenses	37,418	(298)	(a	)	37,120
Loss from operations	(37,386)	298			(37,088)

Other income (expense)
Interest expense	(1,523)	(3,763)	(b	)	(5,286)
Other income (expense)	(330)				(330)
Gain on derivative liability, net	-	46,727	(c	)	46,727
Total other income (expense)	(1,853)	42,964			41,111

Income (loss) before minority interest, income taxes, and discontinued operations	(39,239)	43,262			4,023

Minority interest in losses and preferred dividends of consolidated subsidiary	3,319	(327)	(h	)	2,992
Income from discontinued operations	106				106
Net income (loss)	(35,814)	42,935			7,121

Preferred stock dividends	(904)	379	(d)(h	)	(525)
Net income (loss) attributable to common shareholders	$(36,718)	$43,314			$6,596

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$(0.11)	$0.13	(e	)	$0.02
Diluted net loss per share	$(0.11)	$0.04	(f	)	$(0.07)

Weighted average shares outstanding - Basic	347,089				347,089
Weighted average shares outstanding - Diluted	347,089	77,239	(g	)	424,328

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs of $2,559, amortization of bond issuance costs of $904 and early conversion of $300 of principal of 2004 Debentures.
(c)	To record gain on derivatives based upon fair values at December 31, 2004. See Note 19.
(d)	To correct accretion of preferred stock as a dividend.
(e)	To reflect basic earnings per share based upon corrected net income.
(f)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(g)	To reflect additional diluted shares outstanding for shares underlying warrants and convertible securities.
(h)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

Consolidated Statement of Operations Impact (in thousands except per share data)

	Year Ended December 31, 2005
	As Initially Reported	Adjustment		As Restated
Gross profit	60			60

Operating expenses	33,209			33,209
Loss from operations	(33,149)			(33,149)

Other income (expense)
Interest expense	(10,735)	799	(a)	(9,936)
Other income (expense), net	(730)			(730)
Gain on derivative liability	68,916	1,933	(b)	70,849
Total other income (expense)	57,451	2,732		60,183

Income before minority interest and income taxes	24,302	2,732		27,034
Income taxes	-			-
Net income before minority interest	24,302	2,732		27,034

Minority interest in losses and preferred dividends of consolidated subsidiary	3,760	2,190	(e)	1,570
Net income	28,062	542		28,604
Preferred stock dividends	(5,116)	2,190	(e)	(2,926)
Net income attributable
to common shareholders	$22,946	$2,732		$25,678

Basic and diluted net income (loss) per share
Basic net income per share	$0.07	$-		$0.07
Diluted net income (loss) per share	$0.06	$(0.08	)(c)	$(0.02)
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-		347,456
Weighted average shares outstanding - Diluted	411,515	21,513	(d)	433,028

(a)	Change due to reduced accretion of discount of bond issuance costs.
(b)	To correct gain on derivatives based upon fair values at December 31, 2005. See Note 19.
(c)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(d)	To reflect additional diluted shares outstanding for shares underlying convertible securities net of the reduction of diluted shares outstanding for shares underlying anti-dilutive stock options.
(e)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

Balance Sheet Impact

In addition to the effects on Ener1's 2005 and 2004 consolidated statement of operations discussed above, the restatement impacted Ener1's consolidated balance sheet as of December 31, 2005 and 2004. The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2004 as compared to the consolidated balance sheet as of December 31, 2004 initially reported on April 15, 2005:

(dollars in thousands)	December 31, 2004
	As Initially Reported	Adjustment		As Restated
ASSETS
Current assets
Cash and equivalents	$14,091			$14,091
Prepaid expenses and other current assets	190			190
Due from related parties	119			119
Total current assets	14,400			14,400

Property and equipment, net	13,390			13,390
Investment in EnerStruct, Inc.	1,185			1,185
Deferred debenture costs, net of amortization of $905	-	3,621	(a)	3,621
Other	443			443
Total assets	$29,418			$33,039

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	23			23
Accounts payable and accrued expenses	2,301			2,301
Liabilities of discontinued operations	307			307
Derivative liability		130,157	(b)	113,875
		48,996	(c)
	-	(65,278	)(d)
Total current liabilities	2,631			116,506

Long-term portion of installment loan	91			91
$19,700 convertible debentures, net of discount of $17,141	-	2,559	(e)	2,559
Total liabilities	2,722			119,156

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value	4,130	(1,561	)(f)	2,569
Series B Convertible Preferred, $.01 par value	10,893	(788	)(g)	10,105

Minority interest	3,951			3,951
Commitments and contingencies

STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 750,000,000 shares authorized 347,455,751 issued and outstanding	3,475			3,475
Additional paid in capital	100,246	(23,571	)(h)	76,675
Accumulated deficit	(95,999)	(86,893	)(i)	(182,892)
Total stockholders' deficit	7,722			(102,742)
Total liabilities and stockholders' deficit	$29,418			$33,039

(a)	Change due to recording deferred financing cost of $4,526 net of amortization of $905 on the 2004 Debentures.
(b)	To record initial carrying value of 2003 derivatives, which includes $96,600 for Battery Warrants, $19,600 for Exchange Warrants and $13,957 for ITOCHU Options.
(c)
To record initial carrying value of derivatives in 2004 including $26,400 for the 2004 Debentures Warrants, $11,505 for the 2004 Debentures compound embedded derivative, $4,620 for the Delphi Warrants, $1,183 for the Series A Preferred Stock and $5,288 for the Series B Preferred Stock Warrants.

(d)	To record gain on derivatives based upon fair values at December 31, 2004.
(e)	Change due to accretion of discount of bond issuance costs of $2,859 and conversion of $300 of principal of 2004 Debentures.
(f)	To correct the value of the Series A Preferred by $1,503 and correct prior period accretion of discount on preferred of $58.
(g)	To correct the value of the Series B Preferred by $750 and correct prior period accretion of discount on preferred of $36.
(h)
To reduce paid in capital for value of 2004 Debentures of $18,527, Series A Preferred Stock Warrants of $3,725, Series B Preferred Stock Warrants of $4,666,  and beginning paid in capital of $575, and increase paid in capital for deferred debenture costs paid with warrants of $3,053 and accretion totaling $223, and the value of the Series B Preferred Stock Put of $645.

(i)	To reflect aggregate effect of income statement adjustments.

The following sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2005 as compared to the consolidated balance sheet as of December 31, 2005 initially reported on March 10, 2006:

(dollars in thousands)	December 31,			December 31,
	2005			2005
ASSETS	As Initially Reported	Adjustment		(Restated)
Current assets
Cash and equivalents	$2,306			$2,306
Prepaid expenses and other current assets	189			189
Due from related parties	157			157
Total current assets	2,652			2,652

Property and equipment, net	3,042			3,042
Investment in EnerStruct, Inc.	805			805
Deferred debenture costs, net of amortization
of $2,082 and $905	3,748			3,748
Other	202			202
Total assets	$10,449			$10,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	24			24
Accounts payable and accrued expenses	2,969			2,969
Liabilities of discontinued operations	307			307
Derivative liability, net	54,410	1,816	(a)	54,979
		(496	)(b)
		131	(c)
		(882	)(d)
Total current liabilities	57,710	569		58,279

Long-term portion of installment loan	67			67
$19,700 convertible debentures, net of discount of $13,970	7,883	(2,153	)(e)	5,730
$14,225 convertible debentures, net of discount of $10,064	4,269	(108	)(f)	4,161

Total liabilities	69,929	(1,692)		68,237

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value	4,967			4,967
Series B Convertible Preferred, $.01 par value	13,188			13,188

Commitments and contingencies
Minority interest	-			-

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized	3,475			3,475
347,455,751 issued and outstanding
Additional paid in capital	72,185	645	(g)	72,830
Accumulated deficit	(153,295)	1,047	(h)	(152,248)
Total stockholders' deficit	(77,635)	1,692		(75,943)
Total liabilities and stockholders' deficit	$10,449	-		$10,449

(a)	To correct derivative liability on 2004 Debentures.
(b)	To record change in derivative value of Series B Preferred Stock Put.
(c)	To correct derivative liability on 2005 Debentures.
(d)	To correct derivative liability on 2005 Debenture Warrants.
(e)	To correct accretion of discount on 2004 Debentures.
(f)	To correct accretion of discount on 2005 Debentures.
(g)	To increase paid in capital for value of Series B Preferred Stock Put upon issuance.
(h)	To reflect aggregate effect of income statement adjustments.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the securities were not in the money (the exercise price was above the average stock price for the period) or the effect of including would have been antidilutive:

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)
Stock options that were not in the money	9,768,901	7,416,943
Stock options excluded because effect was anti-dilutive	5,721,981	8,276,073
Warrants that were not in the money	60,931,471	51,503,331
Series A Preferred Stock	-	1,353,186
Total options, warrants and convertible
securities excluded from weighted average shares	76,422,353	68,549,533

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Year Ended December 31,
	2005	2004
	(Restated)	(Restated)

Net income as reported	$28,604	$7,121
Less preferred stock dividends and accretion	(2,926)	(525)
Add interest expense and accretion of discount on
convertible debentures	8,749	3,755
Less derivative gain on convertible debentures	(11,827)	(2,795)
Less derivative gain on warrants	(31,740)	(38,640)
Net loss computed for diluted net loss per share	$(9,140)	$(31,084)

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

The table below provides segment financial information. (in thousands).

	2005	2004
Net sales
Battery business	$45	$42
Fuel Cell business	15	—
Total Net Sales	60	42

Interest expense
Corporate	10,735	6,672
Total interest expense	10,735	6,672

Depreciation and amortization expense
Corporate	127	73
Battery	416	128
Fuel Cell	8	1
Nanotechnology	7	1
Total depreciation and amortization expense	558	203

Net income (loss)
Corporate	48,307	37,310
Battery	(16,802)	(28,627)
Fuel Cell	(1,636)	(924)
Nanotechnology	(1,265)	(744)
Discontinued segments	—	106
Net income (loss)	28,604	7,121

Assets
Corporate	5,937	6,560
Battery	4,338	26,469
Fuel Cell	141	9
Nanotechnology	33	1
Total assets	10,449	33,039

Capital Expenditures
Corporate	243	307
Battery	387	731
Fuel Cell	108	2
Nanotechnology	75	14
Total capital expenditures	$813	$1,054

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2005 (in thousands):

	Corporate	Battery	Nano Technology	Fuel Cell	Total

Building and building improvements	$—	$1,551	$—	$—	$1,551
Leasehold improvements	67	706	—	16	789
Furniture and fixtures	182	15	—	—	197
Office equipment	189	274	13	17	493
Equipment and machinery	65	160	18	87	330
Automobile	174	—	—	—	174
Total cost	677	2,706	31	120	3,534

Less accumulated depreciation	199	278	7	8	492

Net property, plant,
and equipment	$478	$2,428	$24	$112	$3,042

Property and equipment consisted of the following at December 31, 2004 (in thousands):

	Corporate	Battery	Nano Technology	Fuel Cell	Total

Building and building improvements	$—	$1,545	$—	$—	$1,545
Leasehold improvements	14	657	—	—	671
Furniture and fixtures	49	10	—	—	59
Office equipment	139	149	1	9	299
Equipment and machinery	64	10,776	13	—	10,853
Automobile	174	—	—	—	174
Total cost	439	13,138	14	9	13,601

Less accumulated depreciation	73	137	1	1	211

Net property, plant,
and equipment	$366	$13,002	$14	$9	$13,390

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

The components of income taxes (benefit) in the accompanying statements of operations are as follows:

	2005	2004
Federal
Current	$—	$—
Deferred	—	—
Total	$—	$—

The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:

	2005	2004
Statutory rate applied to income before taxes	35.0%	35.0%

Non taxable items - derivative income	-49.8%	-177.1%
State income tax net of federal tax benefit	3.3%	3.3%
Increase in valuation allowance	11.5%	138.8%
Total income tax provision	0.0%	0.0%

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accrued expenses and other liabilities principally consist of the following at December 31, 2005 and 2004.

	At December 31, 2005	At December 31, 2004

Accounts payable	$1,409,000	$1,020,000
Accrued severance	200,000	—
Accrued rent and utilities	271,000	96,000
Accrued debenture penalties	644,000	—
Accrued salaries and vacation	225,000	693,000
Accrued accounting and legal fees	220,000	198,000
Other	—	294,000
Total accounts payable and accrued expenses	$2,969,000	$2,301,000

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

$19,700,000 SENIOR SECURED CONVERTIBLE DEBENTURES DUE 2009

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of the 2004 Debentures and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds of the issuance totaled $18,527,000 after direct placement costs of $1,473,000. The 2004 Debentures mature on January 20, 2009. Ener1’s obligations under the 2004 Debentures are guaranteed by Enerl Battery, and the guaranty is secured by collateral including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

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

As discussed in Note 19, Ener1 is accounting for the conversion option and other features in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“ EITF 00-19”).

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

As discussed in Note 19, Ener1 is accounting for the conversion option and other features in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“ EITF 00-19”).

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

Series B Preferred Financing Agreements

Also, in October 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock ("Series B Preferred Stock Put") at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In March 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred stock and warrants to purchase 69,445 shares of the Company’s common stock at an exercise price of $1.25 and 69,445 shares of the Company’s Common Stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000, and Ener1 paid Ener1 Group a fee of $83,333. See Note 18.

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

EnerDel Non-Voting Cumulative and Redeemable Series A Preferred Stock

In October 2004, Delphi Corporation purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock of EnerDel (“Series A Preferred Stock”) with an aggregate initial liquidation value of $8,000,000, and warrants to purchase Ener1 common stock, for an aggregate consideration of $8,000,000. The Series A Preferred Stock has a liquidation preference of $1,000 per share plus accrued and unpaid dividends. The holders of the Series A Preferred Stock are entitled to dividends as declared by the EnerDel Board of Directors at the annual rate of 8.25%, which are payable when declared in cash annually on December 31. The dividends are cumulative. Under the terms of the Series A Preferred Stock, the holder had the option, expiring on January 31, 2005, to exchange each share of Series A Preferred Stock for 869.5652 shares of Ener1 common stock. Ener1 is accounting for the warrants and conversion option in accordance with SFAS 133 and EITF 00-19. The proceeds were first allocated to the fair value of the freestanding warrants. The remaining proceeds were next allocated based on the with-and-without method first to the embedded conversion feature of the Series A Preferred Stock and then to the host instrument (Series A Preferred Stock). When the term of the conversion option expired with no value in January 2005, the remaining liability of $1,183,000 was recorded as reduction in the derivative liability and a corresponding gain on derivative liability in the first quarter of 2005.

If EnerDel has not redeemed all shares of the Series A Preferred Stock on or before the fourth anniversary of the date of the certificate of designations for such stock, the holders may require EnerDel to redeem all of the Series A Preferred Stock. The Company has the option to pay the redemption price by issuing a note payable in four equal quarterly payments with interest at an annual rate of 8.25%. The Series A Preferred Stock is classified as temporary equity in accordance with EITF D-98 as the redemption features are not solely with the control of the Company.

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

The table below is an explanation of the components of redeemable preferred stock as of December 31, 2005:

	Ener1	EnerDel
	Series B	Series A

Face Value	$15,250	$8,000

Less initial fair value of warrant derivative	(5,514)	(4,620)

Less initial fair value of conversion option	—	(1,183)
Fair value at date of issuance	9,736	2,197
Cumulative accretion of discounts	2,182	1,980

Cumulative dividends	1,270	790
Carrying value December 31, 2005	$13,188	$4,967

19. DERIVATIVES

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following:

•	the 2004 Debentures conversion, interest rate adjustment, registration delay payments, redemption premium, forced conversion, default premimum and change in control premium features;
•	warrants to purchase common stock associated with the 2004 Debentures (the "2004 Debenture Warrants");
•	the 2005 Debentures conversion, interest rate adjustment, registration delay payments, default premimum, redemption premium, forced conversion and change in control premium features;
•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");
•	EnerDel Series A Preferred Stock conversion feature;
•	warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");
•	Series B Preferred Stock conversion feature;
•	Series B Preferred Stock Put;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Preferred Stock Warrants");
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 Group, Inc. of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”)
•	warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants"); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options").

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 31, 2004 and the impact on the balance sheet and statements of operations as of December 31, 2005 is as follows:

(dollars in thousands)	December 31, 2004	December 31, 2005	Gain
	(Restated)	(Restated)	(Restated)
2004 Debentures conversion	$14,319	$5,980	$8,339
2004 Debenture Warrants	11,040	3,520	7,520
2005 Debentures conversion	—	4,555	3,489
2005 Debenture Warrants	—	2,205	1,607
EnerDel Series A Preferred Stock conversion	1,183	—	1,183
Delphi Warrants	5,944	2,660	3,284
Series B Preferred Stock Warrants	7,095	3,135	4,057
Series B Preferred Stock Put	(266)	(496)	230
Debt Exchange Warrants	16,600	7,200	9,400
ITOCHU options (1)	—	—	—
Battery Warrants	57,960	26,220	31,740
Total	$113,875	$54,979	$70,849

(1) The ITOCHU Options had no value at December 31, 2004 and expired in January 2005.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of the issue date (January 20, 2004) determined using the lattice valuation model was based on the following assumptions:

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

Based on the management projections above, the Company assigned a probability to each scenario for each future period, and determined the appropriate cash flow for each scenario. This cash flow was then probability weighted and discounted to the present.

At the time of issue, the Company determined the probability weighed discounted cash flow of the 2005 Debentures with the various embedded derivatives and determined the discounted cash flow of the 2005 Debentures without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the 2005 Debenturs. The Company determined that the implied value of the compound embedded derivatives was $11,505,000 for the 2004 Debentures at the date of issue.

The fair value of the compound derivative embedded in the 2004 Debentures as of December 31, 2005 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
•
Ener1 would remain in default of its obligations under the resale registration agreement relating to the 2004 Debentures for four months from December 31, 2005, after which there would be a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

•	5% likelihood that an event of default or a fundamental change would occur, increasing .1% per quarter;
•	Reset events projected to occur with a weighted average adjustment factor of .989;
•	95% likelihood that Ener1 would force the conversion of the 2004 Debentures if the Ener1 common stock price reached $1.75;
•
the holders of the 2004 Debentures would convert the 2004 Debentures if Ener1's common stock price reached $3.50, the resale registration statement was effective and Ener1 was not in default under the 2004 Debentures;

•	Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached $1.50 or higher;
•
The likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures is 0%, increasing 2.5% per quarter to a maximum likelihood of 25% in the tenth quarter from December 31, 2005; and

•	0% likelihood that Ener1's common stock would be listed on an exchange, increasing 10% quarterly to a maximum likelihood of 90% within nine quarters.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2004 Debentures as of December 31, 2005 was calculated by management to be $5,980,000.

The fair value of the compound derivative embedded in the 2004 Debentures as of December 31, 2004 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1 common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
•
Ener1 would remain in default of its obligations under the resale registration agreement relating to the 2005 Debentures for four months from December 31, 2005, after which there would be a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

•	5% likelihood that an event of default or a fundamental change would occur;
•	Reset events projected to occur with a weighted average adjustment factor of .989;
•	95% likelihood that Ener1 would force the conversion of the 2005 Debentures if its common stock price reached $1.50;
•
the holders of the 2005 Debentures would convert the 2005 Debentures if Ener1 common stock price reached $1.75, the resale registration statement was effective and Ener1 were not in default under the 2004 Debentures;

•	Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if its common stock price reached $1.25 or higher;
•	0% likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%; and
•	0% likelihood that Ener1 common stock would be listed on an exchange, increasing 10% quarterly to a maximum likelihood of 90% within nine quarters.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of December 31, 2005 was calculated by management to be $14,359,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of the issue date (March 11, 2005) determined using the lattice valuation model was based on the following assumptions:

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

Based on the management projections above, the Company assigned a probability to each scenario for each future period, and determined the appropriate cash flow for each scenario. This cash flow was then probability weighted and discounted to the present.

At the time of issue, the Company determined the probability weighed discounted cash flow of the 2005 Debentures with the various embedded derivatives and determined the discounted cash flow of the 2005 Debentures without the embedded derivatives. The cash flows were discounted by the risk-free rate based on the remaining term of the 2005 Debentures. The Company determined that the implied value of the compound embedded derivatives was $8,044,000 for the 2005 Debentures at the date of issue.

The fair value of the compound derivative embedded in the 2005 Debentures as of December 31, 2005 determined using the lattice valuation model was based on the following assumptions:

•	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
•
Ener1 would remain in default of its obligations under the resale registration agreement relating to the 2005 Debentures for four months from December 31, 2005, after which there would be a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

•	5% likelihood that an event of default or a fundamental change would occur;
•	Reset events projected to occur with a weighted average adjustment factor of .893;
•	95% likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50;
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
•
0% likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90% within nine quarters.

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of December 31, 2005 was calculated by management to be $4,555,000.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management's assessment of the probability of the events described occuring. Accordingly, changes to these assessments could materially affect the valuation.

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

The Company used the Black Scholes pricing model to determine the fair values of the conversion feature derivatives of its warrants and preferred stocks. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when the Company underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year.

	Issue Date	Volatility	Risk Free Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10
ITOCHU options	7/1/2003	296%	1.0%	$1.40	6 mos.
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10

Prices and average rates at Year End:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39

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

The consolidated financial statements include 100% of the assets and liabilities of EnerDel, and the ownership interest of Delphi, the minority investor, is recorded as a minority interest. The consolidated statement of operations includes 100% of the operations of EnerDel, and the minority interest income equal to 19.5% of EnerDel's operating losses and 100% of the dividends on the EnerDel Series A Preferred Stock, which is owned by Delphi, is reflected in minority interest income.

The Company recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi Corporation at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by 100% of the dividends and accretion on the EnerDel Series A Preferred Stock in the amount of $406,000 and $2,364,000 for the years ending December 31, 2005 and 2004, respectively. The minority interest balance sheet amount was subsequently reduced to zero as of September 2005 as a result of the minority interest in the cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance.

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

The Company, with the assistance of an independent valuation consulting used the income approach to value the lithium battery related equipment and intellectual property contributed by Delphi to EnerDel. In developing a value for the developed and in-process technology, the Company considered all available valuation methods and employed a form of the Income Approach known as the Multi-Period Excess Earnings Model. Management attempted to quantify the magnitude of earnings generated by the specific asset being examined and then discount that flow of cash to present value using a discount rate reflective of the relevant level of associated risk.

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

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Ener1, Inc.

Date: August 8, 2006	By:	/s/ Ronald Stewart
Ronald Stewart Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles Gassenheimer	Chairman of the Board, Director	August 8, 2006
Charles Gassenheimer

/s/ Ronald Stewart	Interim Chief Executive Officer, General Counsel and Secretary	August 8, 2006
Ronald Stewart	(Principal Executive Officer)

/s/ Gerard A. Herlihy	Chief Financial Officer	August 8, 2006
Gerard A. Herlihy	(Principal Financial Officer and Principal Accounting Officer)

	Director	August 8, 2006
Marshall Cogan

/s/ Karl Gruns	Director	August 8, 2006
Karl Gruns

/s/ Ludovico Manfredi	Director	August 8, 2006
Ludovico Manfredi

/s/ Dr Peter Novak	Director	August 8, 2006
Dr. Peter Novak

	Director	August 8, 2006
Mike Zoi