Form 10QSB/A
period 2006-03-31
ENER1 INC
filed 2006-08-09
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
AMENDMENT No. 1

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

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended March 31, 2006

INDEX
		Page
Part I	FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Consolidated Balance Sheet
	(unaudited) as of March 31, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of
	Operations (unaudited) for the three
	months ended March 31, 2006 and 2005	5

	Condensed Consolidated Statements of
	Cash Flows (unaudited) for the three
	months ended March 31, 2006 and 2005	6

	Notes to Condensed Consolidated
	Financial Statements (unaudited)	7

Item 2	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	24

Item 3	Controls and Procedures	29

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6	Exhibits	32

Signatures	.	34

Explanatory Note

The consolidated financial statements for the three months ended March 31, 2005 and 2006 and related disclosures in this Amendment No.1 to Quarterly Report on Form 10-QSB have been restated in accordance with the changes described below.

In July 2006, Ener1 concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the periods ended March 31, 2006 and March 31, 2005 to (1) reflect the corrected accounting for and valuation of the compound embedded derivatives in our 2004 Debentures and 2005 Debentures, (2) revise the valuation of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the warrants issued with the 2004 Debentures, (4) record the value of Ener1’s right to require Ener1 Group to purchase Series B Preferred Stock, (5) correct the reported derivative gain on the Battery Warrants and record as paid in capital the value of the warrants at the date of exercise and (6) reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income..

The financial statements and other financial information included in this Amendment No. 1 to the March 31, 2006 10-QSB have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three months ended March 31, 2006 and 2005. These matters have been discussed by Ener1’s authorized executive officers with the Company’s independent registered public accounting firm.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt has been made in this Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except that Ener1 has included the foregoing restatements in Part 1, Item 1, Ener1 has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part 1, Item 2 to reflect these restatements and Ener1 has included additional information in its financial statements and Management's Discussion and Analysis of Results of Operations and Financial Condition regarding its derivatives and related accounting treatment.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

	March 31, 2006 Restated	December 31, 2005 Restated
ASSETS
Current assets
Cash and equivalents	$890	$2,306
Prepaid expenses and other current assets	639	189
Due from related parties	—	157
Total current assets	1,529	2,652

Property and equipment, net	2,996	3,042
Investment in EnerStruct, Inc.	658	805
Deferred debenture costs, net of amortization of $2,390 and $2,082	3,441	3,748
Other	74	202
Total assets	$8,698	$10,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$25	24
Accounts payable and accrued expenses	4,349	3,276
Derivative liability	28,998	54,979
Total current liabilities	33,372	58,279

Long-term portion of installment loan	60	67
$19,700 convertible debentures, net of discount of $13,095 and $13,970	6,605	5,730
$14,225 convertible debentures, net of discount of $9,464 and $10,064	4,761	4,161
Total liabilities	44,798	68,237

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized, 8,000 shares issued and outstanding; liquidation preference $8,000	5,563	4,967
Series B Preferred, $.01 par value, 180,000 shares authorized, 152,500 shares issued and outstanding; liquidation preference $15,250	13,882	13,188
Minority interest	—	—
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized 392,104,469 and 347,455,751 issued and outstanding, respectively	3,921	3,475
Paid in capital	91,232	72,830
Accumulated deficit	(150,698)	(152,248)
Total stockholders' deficit	(55,545)	(75,943)
Total liabilities and stockholders' deficit	$8,698	$10,449

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)

	Three Months Ended March 31,
	2006 Restated	2005 Restated
Net sales	$18	$21
Cost of sales	—	—
Gross profit	18	21
Operating expenses
Manufacturing pre-production costs	—	793
General and administrative	3,969	2,768
Depreciation	101	302
Research and development	919	1,952
Total operating expenses	4,989	5,815
Net Loss from operations	(4,971)	(5,794)
Other income and (expense)
Interest expense	(2,843)	(1,931)
Registration delay payment	(871)	—
Equity in loss of EnerStruct, Inc.	(147)	(169)
Other	10	52
Gain on derivative liability	10,372	30,412
Total other income (expense)	6,521	28,364
Income before income taxes	1,550	22,570
Income taxes	—	—
Net income before minority interest	1,550	22,570
Minority interest	(596)	174
Net income	954	22,744
Preferred stock dividends	(693)	(741)
Net income attributable to common shareholders	$261	$22,003
Net income per share, basic	$0.00	$0.06
Net income per share, diluted	$(0.01)	$0.02
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	368,458	347,456
Weighted average shares outstanding - Diluted	436,181	436,379

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2006 Restated	2005 Restated

Net income	$954	$22,744

Adjustments to reconcile net loss to cash used by operating activities:
Gain on derivative liability	(10,372)	(30,412)
Minority interest	596	(174)
Accretion of discount on debentures	1,479	830
Non cash interest expense related to financing costs	308	245
Depreciation	101	302
Compensation expense for stock options	385	282
Equity in loss from investment in Enerstruct	147	169
Assets transferred under Warrant Exercise Agreement	803	—
Changes in current assets and liabilities	685	(324)
Net cash used in operating activities	(4,914)	(6,338)

Investing Activities:
Capital expenditures	(55)	(153)
Net cash used in investing activities	(55)	(153)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	—	13,134
Repayment of bank installment loan	(7)	(6)
Proceeds from exercise of warrants	3,560	—
Net cash provided by financing activities	3,553	13,128

Net increase (decrease) in cash and equivalents	(1,416)	6,637
Cash and cash equivalents beginning balance	2,306	14,091
Cash and cash equivalents ending balance	$890	$20,728

 See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The audited financial statements at December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

The accompanying condenced consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $151,000,000 as of March 31, 2006. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1’s planned operations through that time. If additional financing is not obtained, such a condition will give rise to substantial doubt about Ener1’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

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

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owned approximately 90% of the outstanding common stock of the Company as of March 31, 2006. Prior to 2002, the Company manufactured set top boxes and other digital entertainment products. These operations were conducted through the Company’s Digital Media Technologies Division after 2002, and those activities were discontinued as an operation in 2003. The Company sold substantially all of the remaining assets of the Digital Media Technologies Division to TVR Communications LLC (“TVRC”) in return for a 5% membership interest in TVRC, which was valued at $115,000. On March 30, 2006, the Company transferred its 5% membership interest in TVRC to Ener1 Group at fair value, which approximates the carrying value, as partial consideration for the exercise of certain warrants prior to their expiration. See Note 15.

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

4.  RESTATEMENT AND RECLASSIFICATION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

 Summary of Restatement Items

The consolidated financial statements for the three months ended March 31, 2005 and 2006 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-QSB have been restated in accordance with the changes described below.

The balance sheet as of December 31, 2005 included in the Quarterly Report at the time of the initial filing on May 22, 2006 (the "March 2006 10-QSB") had been restated to classify the Ener1 Series A Preferred Stock totaling $4,967,000 and the Ener1 Series B Preferred Stock totaling $13,188,000 as temporary equity in accordance with EITF D-98, because both the Series A Preferred Stock and the Series B Preferred Stock contain conditional redemption features. The Company previously reported the Series A Preferred Stock and Series B Preferred Stock as long-term liabilities.

In July 2006, Ener1 concluded that it was necessary to restate its financial statements for the periods ended March 31, 2006 and March 31, 2005 to (1) reflect the corrected accounting for and valuation of the compound embedded derivatives in the 2004 Debentures and 2005 Debentures, (2) revise the valuation of the initial discount and interest accretion on the 2004 Debentures and 2005 Debentures resulting from the revaluation of the compound embedded derivatives, (3) record the correct value of the warrants issued with the 2004 Debentures, (4) record the value of Ener1’s right to require Ener1 Group to purchase Series B Preferred Stock (the "Series B Preferred Stock Put."), (5) correct the reported gain on the Battery Warrants and record as paid in capital the value of the warrants at the date of exercise. Earnings per share and weighted average shares outstanding have been restated to reflect the restated net income, and (6) reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

The impact of the above restatement items on Ener1’s consolidated statements of operations for the three months ended March 31, 2006 and 2005 are summarized below (the following tables compare specific line items from these financial statements (1) for the three months ended March 31, 2006 with the same line items from the financial statements for this period as initially reported in the March 2006 10-QSB, and (2) for the three months ended March 31, 2005 with the same line items from the financial statements for this period as initially reported in the March 2005 10-QSB): (dollars and shares in thousands, other than per share information).

	Three Months Ended March 31, 2006
	As Initially Reported	Adjustment		As restated
Gross profit	$18			$18
Total operating expenses	4,405	584	(a)	4,989
Loss from operations	(4,387)	(584)		(4,971)
Other income and (expense)
Interest	(2,956)	113	(b)	(2,843)
Other income (expense)	(1,008)			(1,008)
Gain on derivative liability	27,458	(17,086)	(c)	10,372
Total other income (expense)	23,494	(16,973)		6,521
Income (loss) before income taxes	19,107	(17,557)		1,550
Income taxes	—	—		—
Net income (loss) before minority interest	19,107	(17,557)		1,550
Minority interest	—	(596)	(g)	(596)
Net income	19,107	(18,153)		954
Preferred stock dividends	(1,289)	596	(g)	(693)
Net income (loss) attributable to common shareholders	$17,818	$(17,557)		$261
Net income per share, basic	$0.05	$(0.05)	(d)	$0.00
Net income per share, diluted	$(0.01)	$0.00	(e)	$(0.01)
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	368,458	—		368,458
Weighted average shares outstanding - Diluted	420,165	16,016	(f)	436,181

(a)	To record additional expense for modification of warrant terms.
(b)	Change due to reduced accretion of discount of bond issuance costs.
(c)	To correct net gain on derivative liability based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding for shares underlying the 2004 Debentures.
(g)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

	Three Months Ended
	March 31, 2005

	As Initially
	Reported	Adjustment			As restated
Gross profit	$21				$21

Total operating expenses	5,982	(167)	(a	)	5,815
Loss from operations	(5,961)	167			(5,794)

Other income and (expense)
Interest	(750)	(1,181)	(b	)	(1,931)
Other income (expense)	(117)	-			(117)
Gain on derivative liability	-	30,412	(c	)	30,412
Total other income (expense)	(867)	29,231			28,364

Income before income taxes	(6,828)	29,398			22,570
Income taxes	-	-			-
Net income before minority interest	(6,828)	29,398			22,570
Minority interest	643	(469)	(g	)	174
Net income	(6,185)	28,929			22,744
Preferred stock dividends	(987)	246			(741)
Net income attributable
to common shareholders	$(7,172)	$29,175			$22,003

Net income per share, basic	$(0.02)	$0.08	(d	)	$0.06
Net income per share, diluted	$(0.02)	$0.04	(e	)	$0.02
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	347,456	-			347,456
Weighted average shares outstanding - Diluted	347,456	88,923	(f	)	436,379

(a)	Change due to reclassification of deferred financing cost on the 2004 Debentures as interest expense.
(b)	Change due to accretion of discount of bond issuance costs and amortization of deferred financing costs.
(c)	To record net gain on derivatives based upon fair values at end of period.
(d)	To reflect basic earnings per share based upon corrected net income.
(e)	To reflect diluted earnings per share based upon corrected net income as adjusted for diluted shares outstanding and the effects of dilutive adjustments to reported earnings.
(f)	To reflect additional diluted shares outstanding from warrants and convertible securities and the reduction of diluted shares outstanding for shares underlying anti-dilutive stock options.
(g)	To reflect the Series A Preferred Stock dividends payable to the minority interest owner as a reduction in minority interest income.

Balance Sheet Impact

In addition to the effects on Ener1's 2006 and 2005 consolidated statements of operations discussed above, the restatement impacted Ener1's consolidated balance sheets as of March 31, 2006 and December 31, 2005. The following tables set forth the effects of the restatement adjustments on Ener1's consolidated balance sheets as of March 31, 2006 and December 31, 2005 as compared to the consolidated balance sheets as of March 31, 2006 and December 31, 2005 included in the March 2006 10-QSB and the March 2005 10-QSB, respectively (dollars in thousands):

	March 31, 2006			March 31, 2006
	As Initially Reported	Adjustment		As Restated
ASSETS
Current assets
Cash and equivalents	$890	$—		$890
Prepaid expenses and other current assets	639	—		639
Due from related parties	-	—		-
Total current assets	1,529	—		1,529

Property and equipment, net	2,996	—		2,996
Investment in EnerStruct, Inc.	658	—		658
Deferred debenture costs, net of amortization of $2,390	3,441	—		3,441
Other	74	—		74
Total assets	$8,698	$—		$8,698
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	$25	$—		$25
Accounts payable and accrued expenses	4,349	—		4,349
Derivative liability	26,952	2,046	(a)	28,998
Total current liabilities	31,326	2,046		33,372

Long-term portion of installment loan	60	—		60
$19,700 convertible debentures, net of discount of $13,095	8,868	(2,263)	(b)	6,605
$14,225 convertible debentures, net of discount of $9,464	4,870	(109)	(c)	4,761
Total liabilities	45,124	(326)		44,798

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value	5,563	—		5,563
Series B Preferred, $.01 par value	13,882	—		13,882
Minority interest	—	—		—
Commitments and contingencies
STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value	3,921	—		3,921
Paid in capital	74,395	16,837	(d)	91,232
Accumulated deficit	(134,187)	(16,511)	(e)	(150,698)
Total stockholders' deficit	(55,871)	326		(55,545)
Total liabilities and stockholders' deficit	$8,698	$—		$8,698

(a)	To correct derivative liability on 2004 Debentures and 2005 Debentures.
(b)	To correct accretion of discount on 2004 Debentures.
(c)	To correct accretion of discount on 2005 Debentures.
(d)	To increase paid in capital for value of Series B Preferred Stock Put derivative issued in 2004 and the value of Battery Warrants exercised during the 2006 quarter.
(e)	To reflect aggregate effect of income statement adjustments.

	December 31, 2005			December 31, 2005
ASSETS	As Initially Reported	Adjustment		As Restated
Current assets
Cash and equivalents	$2,306			$2,306
Prepaid expenses and other current assets	189			189
Due from related parties	157			157
Total current assets	2,652			2,652

Property and equipment, net	3,042			3,042
Investment in EnerStruct, Inc.	805			805
Deferred debenture costs, net of amortization	3,748			3,748
Other	202			202
Total assets	$10,449			$10,449

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Current portion of installment loan	24			24
Accounts payable and accrued expenses	2,969			2,969
Liabilities of discontinued operations	307			307
Derivative liability, net	54,410	1,816	(a)	54,979
		(496)	(b)
		131	(c)
		(882)	(d)
Total current liabilities	57,710	569		58,279

Long-term portion of installment loan	67			67
$19,700 convertible debentures, net of discount of $13,970	7,883	(2,153)	(e)	5,730
$14,225 convertible debentures, net of discount of $10,064	4,269	(108)	(f)	4,161
Total liabilities	69,929	(1,692)		68,237

Redeemable preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value,	4,967			4,967
Series B Convertible Preferred, $.01 par value	13,188			13,188
Commitments and contingencies
Minority interest	—			—

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value	3,475			3,475
Additional paid in capital	72,185	645	(g)	72,830
Accumulated deficit	(153,295)	1,047	(h)	(152,248)
Total stockholders’ deficit	(77,635)	1,692		(75,943)
Total liabilities and stockholders’ deficit	$10,449	—		$10,449

(a)	To correct derivative liability on 2004 Debentures.
(b)	To record value of Series B Preferred Stock Put derivative.
(c)	To correct derivative liability on 2005 Debentures.
(d)	To correct derivative liability on 2005 Debenture warrants.
(e)	To correct accretion of discount on 2004 Debentures.
(f)	To correct accretion of discount on 2005 Debentures.
(g)	To increase paid in capital for value of Series B Preferred Stock Put derivative.
(h)	To reflect aggregate effect of income statement adjustments.

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

	Three Months Ended March 31,
	2006	2005
Net sales	Restated	Restated
Battery business	$—	$—
Fuel Cell business	18	15
Nanotechnology	—	6
Total Net Sales	$18	$21

Net income (loss)
Corporate	3,709	26,394
Battery business	(1,926)	(3,092)
Fuel Cell business	(608)	(270)
Nanotechnology	(221)	(288)
Net income (loss)	$954	$22,744

Assets
Corporate	5,902	17,612
Battery business	2,664	22,857
Fuel Cell business	120	8
Nanotechnology	12	6
Total assets	$8,698	$40,483

6.  $19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009 (the “2004 Debentures”) and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds of the issuance totaled $18,527,000 after direct placement costs of $1,473,000. The 2004 Debentures mature on January 20, 2009. Ener1’s obligations under the 2004 Debentures are secured by collateral including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

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

From January 20, 2007 to January 20, 2008, Ener1 may prepay some or all of the principal at a price of 103% of unpaid principal plus accrued interest. From January 21, 2008 to January 20, 2009, Ener1 may prepay some or all of the principal at 101% of unpaid principal plus accrued interest. The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Convertible Debentures (see Note 7). In the event of any “Default or Fundamental Change” as defined under the 2004 Debentures, the holder will be entitled to require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest.

Ener1 is required under the terms of the 2004 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements are not available for use, Ener1 is required to make certain payments to the purchasers of the 2004 Debentures (the “registration delay payments”). The registration delay payments accrue at the rate of 1.5% of principal or approximately $295,000 per month until January 20, 2006, at which time the obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures and associated warrants ends. The registration statements became unavailable for use in November 2005, and registration delay payments of $591,000 had accrued through the period ending January 20, 2006 and were outstanding at March 31, 2006. A holder of the 2004 Debentures has demanded payment of the registration delay payments, but has not declared an event of default for non-payment of such amounts under the applicable agreement, and the Company is negotiating terms for extended payment.

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

Ener1 is accounting for the conversion option in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The terms of the 2004 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under FAS 133 and Derivatives Implementation Group Issue No. B15.

7.  $14,225,000 CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 (the “2005 Debentures”) and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000 after direct placement costs of $1,091,000. Proceeds from the sale were used to pay expenses of the sale and for working capital.

The 2005 Debentures mature on March 14, 2009. If certain events occur, including a default on the 2005 Debentures, Ener1 will pledge certain collateral to secure its obligations under the 2005 Debentures.

Ener1 is required under the terms of the 2005 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants and maintain the listing or quotation of its common stock on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange. If the registration statements are not available for use or Ener1’s common stock is not listed or quoted on the OTC Bulletin Board, the NASDAQ® National Market, NASDAQ® SmallCap Market or the New York Stock Exchange, Ener1 is required to make certain payments to the purchasers of the 2005 Debentures (the “registration delay payments”). Registration delay payments accrue at a fixed rate of $213,375 per month until the 2005 Debenture holders are able to use the resale registration statement and until Ener1’s common stock is quoted on the OTC Bulletin Board or other exchange. The registration statements became unavailable for use in November 2005, and the Company’s stock was neither traded or quoted or listed, as applicable, on the OTC Bulletin Board or other exchange from December 22, 2005 to April 6, 2006, and registration delay payments of $925,000 had accrued at March 31, 2006. A holder of the 2005 Debentures has demanded payment of the registration delay payments, but has not declared an event of default for non-payment under the applicable agreement; the Company is negotiating terms for extended payment.

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

Ener1 is accounting for the conversion option in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 and EITF 00-19. The terms of the 2005 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under FAS 133 and Derivatives Implementation Group Issue No. B15.

8.     REDEEMABLE PREFERRED STOCK

Ener1, Inc. Series B Convertible Preferred Stock

In October 2004, Ener1 sold 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), plus warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.25 and warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $15,000,000. Ener1 is accounting for the warrants in accordance with SFAS 133 and EITF 00-19. The proceeds were first allocated to the fair value of the freestanding warrants, and the remaining proceeds were allocated to the Series B Preferred Stock.

Also, in October 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company's request, up to 30,000 shares of the Series B Preferred Stock (“Series B Preferred Stock Put”) at a purchase price of $100 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one-third of the aggregate purchase price for the securities purchased in return for the Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In February 2005, Ener1 sold 2,500 shares of Series B Preferred Stock, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000. The Series B Preferred Stock Put was terminated on March 30, 2006, in conjunction with an agreement with Ener1 Group to exercise certain Battery Warrants early. See Note 15.

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

The Series B Preferred Stock is redeemable by the Company at any time in part or whole at 100% of the liquidation value as set forth in the Certificate of Designations for the Series B Preferred Stock, plus accrued and unpaid dividends. The Series B Preferred Stock is also redeemable at the option of the holder once none of the 2004 Debentures are outstanding. The 2004 Debentures mature on January 20, 2009. If such redemption occurs in full before January 20, 2009, the redemption price would be paid in 24 equal monthly installments beginning 30 days from the date of the Company’s receipt of a redemption notice from the holder. If such redemption occurs on January 20, 2009, the redemption price will be paid in twelve equal monthly installments, the first payment beginning 30 days from January 20, 2009. In each case, the redemption payments would include all accrued and unpaid dividends. There are no registration rights associated with the warrants issued to the purchasers of the Series B Preferred Stock, or with the common stock underlying such warrants.

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

In connection with the issuances of its Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants was determined utilizing the Black-Scholes valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance, $0.65 and $0.80 for October 2004 and February 2005, respectively; expected volatility of 207%; risk free interest rate of approximately 1.8%; and a term of ten years.

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

When the term of the conversion feature expired in January 2005 with no value, the remaining liability of $1,183,000 was recorded as a reduction in the derivative liability and a corresponding gain on derivative liability in the first quarter of 2005.

The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of 8.25%, which is payable in cash annually on December 31. The dividends are cumulative.

If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before the 4th anniversary of the filing date of the certificate of designation for the Series A Preferred Stock, the holders will have the option to require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. The Series A Preferred Stock is reported as temporary equity in accordance with EITF D-98 as the redemption featurs are not solely within the control of the Company.

In connection with the issuance of the Series A Preferred Stock, Ener1 issued warrants to purchase up to 1,750,000 shares of common stock at an exercise price of $0.70 per share and warrants to purchase up to 5,250,000 shares of common stock at an exercise price of $1.00 per share. These warrants have a seven year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance, $0.66; expected volatility of 207%; risk free interest rate of approximately 1.74%; and a term of seven years.

The following are the components of redeemable preferred stock as of March 31, 2006 (in thousands):

	Ener1 Series B	EnerDel Series A
Face Value	$15,250	$8,000
Less initial fair value of warrant derivative	(5,514)	(4,620)
Less initial fair value of conversion option	—	(1,183)
Fair value at date of issuance	9,736	2,197
Accumulated accretion of discounts	2,613	2,413
Cumulative dividends	1,533	953
Carrying value December 31, 2005	$13,882	$5,563

9.  DERIVATIVES

Ener1 evaluated the application of SFAS 133 and EITF 00-19 for the following:

•	the 2004 Debentures conversion, interest rate adjustment, registration delay payments, redemption premium, forced conversion default premimum and change in control premium features;
•	warrants to purchase common stock associated with the 2004 Debentures (the "2004 Debenture Warrants");
•	the 2005 Debentures conversion, interest rate adjustment, registration delay payments, default premimum and change in control premium features;
•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");
•	EnerDel Series A Preferred Stock conversion feature;
•	warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");
•	Series B Preferred Stock conversion feature;
•	Series B Preferred Stock Put;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Preferred Stock Warrants");
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 Group, Inc. of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”)
•	warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants"); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options").

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of March 31, 2006 and 2005 and the statements of operations for the three months ended March 31, 2006 and 2005 are as follows:

	December 31,	March 31,		Gain	December 31,	March 31,	Gain
	2005	2006		(Loss)	2004	2005	(Loss)
	Restated	Restated		Restated	Restated	Restated	Restated
2004 Debenture conversion	$5,980	$5,025		954	$14,319	$12,903	$1,416
2004 Debenture Warrants	3,520	3,360		160	11,040	4,960	6,080
2005 Debenture conversion	4,555	3,532		1,023	—	8,143	(100)
2005 Debenture Warrants	2,205	1,465		740	—	3,172	640
EnerDel Series A Preferred Stock conversion	—	—		—	1,183	—	1,183
Series A Warrants	2,660	1,698		962	5,944	4,008	1,936
Series B Warrants	3,135	2,203		932	7,096	5,700	1,396
Series B Preferred Stock Put	(496)	—	(1)	88	(268)	(299)	31
Battery Warrants	26,220	6,615		3,413	57,960	46,230	11,730
Exchange Warrants	7,200	5,100		2,100	16,600	10,500	6,100
	$54,979	$28,998		$10,372	$113,874	$95,317	$30,412

(1) The Series B Preferred Stock Put was terminated on March 30, 2006 and has no value on March 31, 2006.

Because the conversion option for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

The Company uses the Black Scholes pricing model for determining the fair values of its warrant derivatives and the conversion feature of the preferred stock. The Company uses a lattice valuation model to value the compound embedded derivatives in the 2004 Debentures and 2005 Debentures.

Lattice Valuation Model

The Company valued the compound embedded derivatives in the 2004 Debentures and 2005 Debentures using a Lattice Model with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. The Company uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, the Company uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management’s projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of our common stock, (2) the volatility of our common stock price, (3) the likelihood that we will be required to pay registration delay payments, (4) the likelihood that an event of default or a change in control will occur, (5) the likelihood that the conversion price will be adjusted, (6) the likelihood that the our common stock will be listed on an exchange, (7) the likelihood that we will be able to obtain alternative financing and (8) the likelihood that we would be able to force conversion of the debentures.

The fair value of the compound derivative embedded in the 2004 Debentures as of March 31, 2006 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
-
Ener1 would remain in default of the resale registration agreement relating to the 2004 Debentures for three months, followed by a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

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

Based on these management assumptions, the fair value of these embedded derivatives as of March 31, 2006 was calculated by management to be $5,025,000.

The fair value of the compound derivative embedded in the 2004 Debentures as of March 31, 2005 determined using the lattice valuation model was based on the following assumptions:

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

Based on these management assumptions, the fair value of these embedded derivatives as of March 31, 2005 was calculated by management to be $12,903,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of March 31, 2006 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
-
Ener1 would remain in default of the resale registration agreement relating to the 2005 Debentures for three months, followed by a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

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

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of March 31, 2006 was calculated by management to be $3,532,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of March 31, 2005 determined using the lattice valuation model was based on the following assumptions:

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

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of March 31, 2005 was calculated by management to be $8,143,000.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

The Company valued the asset value of the Series B Preferred Stock Put using the Black Scholes pricing model with the assistance of a valuation consultant. The model uses a number of inputs including the value of the Series B Preferred Stock Warrants and the cost of alternative financing in order to compute the value of the Series B Preferred Stock Put. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; the term of ten years; volatility of 450%; and dividend yield of 0.0%. The Series B Preferred Stock Put was terminated on March 30, 2006 in conjunction with an agreement with Ener1 Group. See Note 15. Accordingly, the Series B Preferred Stock Put had no value at March 31, 2006.

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

11. RELATED PARTY TRANSACTIONS

Ener1, Ener1’s wholly-owned subsidiary, Ener1 Acquisition Corp. (“Acquisition”), and Splinex Technology, Inc. (“Splinex”) a related party, entered into a Merger Agreement dated as of June 9, 2004, providing for the merger of Acquisition Sub with and into Splinex. Upon closing in January 2005, Ener1 received 5,000,000 shares of Splinex common stock. Ener1 declared a dividend to distribute these 5,000,000 shares of Splinex common stock to its shareholders of record on January 17, 2005. In exchange for the 5,000,000 shares, Ener1 paid $150,000 of the expenses incurred in connection with the registration under the Securities Act of the distribution of these shares to Ener1’s shareholders. The terms of the merger were negotiated on an arm’s-length basis by an independent committee of Ener1’s Board of Directors. The independent committee engaged a financial adviser, Capitalink, L.C., to assist the committee in connection with its evaluation of the transaction. Capitalink delivered a fairness opinion to the independent committee indicating that the merger consideration was fair, from a financial point of view, to Ener1’s non-affiliated stockholders. Based on the foregoing, Ener1 concluded that $150,000 represented the fair value of the 5,000,000 shares of Splinex common stock that Ener1 received in the merger. Ener1 recorded a dividend of $150,000, which amount represented the value of the Splinex common stock on the date the dividend was declared.

Ener1’s primary business purpose in approving the Splinex merger was to provide its shareholders with the opportunity to participate in the future value of Splinex, which Ener1’s Board of Directors believed had the potential to become a leading three-dimensional graphics software company. A director of Ener1, Dr. Peter Novak, is a director of Splinex. Dr. Novak was also the president of Splinex from its inception on February 7, 2004 to August 31, 2004 and became the Chairman of Splinex on September 1, 2005. A former director and officer of Ener1, Mr. Fitzgerald, was the chairman and a director of Splinex; he resigned as chairman and director of Splinex in December 2005.

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

12.     ENER1 GROUP FINANCING

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock (“Series B Preferred Stock Put”) at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In February 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred stock and warrants to purchase 138,890 shares of the Company’s common stock, for an aggregate purchase price of $250,000, and Ener1 paid Ener1 Group a fee of $83,333. In consideration of Ener1 Group’s exercise of certain warrants prior to their expiration, the Company agreed on March 30, 2006 to terminate Ener1 Group’s obligation to purchase additional Series B Preferred Stock. See Note 15.

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

On January 13, 2006, Pankaj Dhingra, former President of the Company’s Energy Division, filed a complaint against the Company in the Circuit Court for Broward County Florida. The complaint claims that Ener1 breached Mr. Dhingra’s employment agreement dated December 5, 2004 and that he is entitled to an additional $25,000 in compensation, a discretionary bonus of $250,000 and business expenses of $3,500. The complaint also seeks attorney’s fees in an unspecified sum. The Company intends to vigorously defend against the charges made in this litigation.

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

15. WARRANT EXERCISE AGREEMENT AND INTERCOMPANY TRANSACTIONS WITH ENER1 GROUP

In January 2006, Ener1 Group agreed to assume Ener1’s lease on an office in New York City, New York, for which the monthly rent is $35,520. The lease expires in September 2010. Ener1 expensed the leasehold improvements made to this office space in the amount of $60,000 during the quarter ending March 31, 2006. The lease payments on the office space are secured by a letter of credit in the name of Ener1; the letter of credit is secured by a cash collateral account in the amount of $224,000. The Company intends to cancel the letter of credit so that the collateral will be released. The letter of credit has not been cancelled as of March 31, 2006.

On January 27, 2006, February 7, 2006 and, in accordance with the agreement described below, March 30, 2006, Ener1 Group exercised warrants to purchase an aggregate of 44,500,000 shares of the Company’s common stock at an exercise price of $.08 per share. Total proceeds to the Company from the exercise transactions were $3,560,000. The expiration date of the exercised warrants was 2012. Paid in capital increased $19,307,000 during the quarter ended March 31, 2006 due to the exercise of the Battery Warrants comprised of $3,115,000 from the proceeds in excess of the par value of the Common Stock and $16,192,000 from the fair value of the Battery Warrant derivative at the dates of exercise. On March 30, 2006, the Company and Ener1 Group entered into an agreement (the “Warrant Exercise Agreement”), under which Ener1 Group agreed to exercise certain warrants, and Ener1 agreed to transfer Ener1’s entire equity interest in Ener EL Holdings, Inc. (“Ener EL”), to Ener1 Group, Ener1 and Ener1Group terminated the letter agreement between Ener1Group and Ener1 dated October 15, 2004 regarding Ener1Group’s commitment to purchase shares of Ener1 Series B Preferred Stock and warrants to purchase Ener1 stock, each of Ener1 and Ener1Group agreed to release the other company from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2005, and the companies agreed that after Ener1 Group exercises the balance of the Battery Warrants to purchase 24,500,000 shares of Ener1 common stock, Ener1 shall issue to Ener1 Group a new immediately exercisable, ten-year warrant to purchase 20,000,000 shares of Ener1 common stock at an exercise price of $0.50 per share. In connection with the transactions contemplated by the Warrant Exercise Agreement, Ener1 expensed (1) $228,000 of intercompany receivables, at fair value which approximates cost, from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006, (2) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group which was recorded at fair value which approximated the carrying value, and (3) $584,000 representing the fair value of the Series B Preferred Put which was terminated. The Company will record the value of the new warrant at such time as the balance of the Battery Warrants to purchase 24,500,000 shares is exercised.

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1Group and its subsidiaries, and Ener1 Group has billed the Company for the actual cost of these services and employees. As of March 31, 2006, the net balance due to the Company from Ener1 Group and its subsidiaries was $0. In accordance with the agreement described above, during the three months ending March 31, 2006, the Company expensed $228,000 of intercompany receivables from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006.

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

Net income as reported	$22,744
Plus stock-based compensation
determined under intrinsic value-based method	265
Less stock-based compensation
determined under fair value-based method	(931)
Net income pro forma	22,078
Preferred stock dividends	(741)
Net income attributable to common shareholders	$21,337

Net income per share, pro forma basic	$0.06
Net income per share, pro forma diluted	$0.02

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

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:

	Quarter Ended March 31,
	2006	2005
	(Restated)	(Restated)

Weighted Average Shares Outstanding - Basic	368,457,582	347,455,751
Plus net shares from assumed conversion of warrants
under treasury stock method	37,482,548	61,831,169
Plus net shares from assumed conversion of options
under treasury stock method	-	8,230,987
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	16,016,260	16,016,260
2005 Debentures	14,225,000	2,845,000
Weighted Average Shares Outstanding - Diluted	436,181,390	436,379,167

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:

	Quarter Ended March 31,
	2006	2005
in thousands	(Restated)	(Restated)

Net income as reported	$954	$22,744
Less preferred stock dividends and accretion	(693)	(741)
Add interest expense and accretion of discount on
convertible debentures	2,843	1,931
Less derivative gain on convertible debentures	(1,977)	(1,316)
Less derivative gain on warrants	(3,413)	(11,730)
Net loss computed for diluted net loss per share	$(2,286)	$10,888

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

19. ENERDEL FORMATION

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

Also, pursuant to the Formation Agreement, Delphi received 19.5% of EnerDel's issued and outstanding shares of common stock, 8,000 shares of EnerDel’s Series A Preferred Stock (see Note 8); immediately exercisable warrants with a seven year term to purchase up to 1.75 million shares of the Company's common stock for $0.70 per share; and immediately exercisable warrants with a seven year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share. In consideration of the foregoing, Delphi contributed to EnerDel its lithium battery-related equipment valued at $8,517,600 and its lithium battery-related patent portfolio valued at $5,100,000, which is licensed back to Delphi for non-lithium battery uses under an exclusive, perpetual and royalty-free license. In addition, Delphi entered into an agreement with EnerDel pursuant to which EnerDel subleased those portions of Delphi’s Indianapolis facilities that contain lithium battery operations.

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

The Company recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi Corporation at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by the dividends and accretion on the EnerDel Series A Preferred Stock in the amount of $596,000 and $582,000 for the three months ended March 31, 2006 and 2005 respectively. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in the cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance. The Company is accreting the discount on the EnerDel Series A Preferred Stock to the face amount of $8,000,000 through the earliest redemption date in October 2008. The EnerDel Series A Preferred Stock is owned 100% by Delphi, which owns the minority interest in EnerDel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $151,000,000 as of March 31, 2006. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1’s planned operations through those periods. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about Ener1’s ability to continue as a going concern.

We are required under the terms of our senior secured convertible debentures due 2009, issued in January 2004 (the “2004 Debentures”), and our senior secured convertible debentures due 2009, issued in March 2005 (the “2005 Debentures”), to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements we filed to register these resales are not available for use, we are required to make certain payments to the purchasers of the 2004 and 2005 Debentures (the “registration delay payments”). These registration statements have not been available for use since November 21, 2005. At April 30, 2006, the accumulated registration delay payments for the 2004 and 2005 Debentures aggregated $1.7 million. Payments accrued at the rate of 1.5% of principal approximately $295,000 per month for the 2004 Debentures until January 20, 2006, at which time our obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures ended. Registration delay payments will continue to accrue at a fixed rate of $213,375 per month for the 2005 Debentures until the 2005 Debenture holders are able to use the resale registration statement. The obligations to make registration delay payments have adversely affected our ability to raise additional funds for our operations and may continue to do so until any post-effective amendments or new registration statements we file are declared effective by the SEC.

Results of Operations

We had no significant sales or gross margin from continuing operations in either of the three month periods ended March 31, 2006 and 2005. Sales in the quarter ending March 31, 2006 were for services provided by our fuel cell business.

Net income. We reported net income of $954,000 for the quarter ended March 31, 2006, a decrease of $21,790,000 when compared to net income of $22,744,000 for the quarter ended March 31, 2005. Our net income includes $10,372,000 and $30,412,000 in gain on derivative liability resulting from changes in the accounting value of derivative liabilities for the quarters ended March 31, 2006 and 2005, respectively. The decrease in net income for the quarter ended March 31, 2006 as compared to the quarter ended March 31, 2005 was primarily the result of the decrease in gain on derivative liability.

Losses from operations. We reported losses from operations of $4,971,000 for the quarter ended March 31, 2006, a decrease of $823,000 when compared to losses from operations of $5,794,000 for the quarter ended March 31, 2005. The decrease in operating losses was attributable primarily to decreases in research and development expenses of $1,033,000 and manufacturing pre-production costs of $793,000, partially offset by an increase in general and administrative expenses of $1,201,000.

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

General and administrative expenses (“G&A”). G&A increased $1,201,000, or 43%, to $3,969,000 in the first quarter ending March 31, 2006 compared to $2,768,000 for the quarter ending March 31, 2005. The major components of general and administrative expenses are wages and benefits, professional fees, rent, stock compensation expense and costs associated with the Warrant Exercise Agreement described below. G&A wages and benefits decreased $35,000 to $990,000 primarily due to lower executive salaries. Rent increased $105,000 due to the cost associated with rental of our New York City administrative offices through February 2006. Stock compensation expense increased $120,000 to $385,000 due to the January 1, 2006 adoption of SFAS 123(R) which requires us to record the fair value of shares issuable under employee stock options as compensation cost. Professional fees increased $201,000 to $808,000 in the quarter ending March 31, 2006 due to higher legal and accounting services necessary to complete the restatement of the prior year financial statements to comply with derivative accounting requirements.

On March 30, 2006, we entered into an agreement (the “Warrant Exercise Agreement”) with Ener1 Group, under which Ener1 Group agreed to exercise certain warrants, and we agreed to transfer our entire equity interest in Ener EL Holdings, Inc. (“Ener EL”), to Ener1 Group, we and Ener1Group terminated the letter agreement between Ener1Group and Ener1 dated October 15, 2004 regarding Ener1Group’s commitment to purchase shares of Ener1 Series B Preferred Stock and warrants to purchase our stock, we and Ener1Group each agreed to release the other company from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2005, and we agreed that after Ener1 Group exercises additional warrants to purchase 24,500,000 shares of Ener1 common stock, we shall issue to Ener1 Group a new immediately exercisable, ten-year warrant to purchase 20,000,000 shares of our common stock at an exercise price of $0.50 per share. In accordance with the Warrant Exercise Agreement, during the three months ending March 31, 2006, we expensed (1) $228,000 of intercompany receivables from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006, (2) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group which was recorded at fair value which approximated the remaining book value, and (3) $584,000 representing the fair value of the Series B Preferred Put which was terminated. In addition, Ener1 Group agreed to assume our lease on office space in New York City effective March 1, 2006. As a result, we expensed the book value of leasehold improvements to this office totaling $60,000 during the quarter ended March 31, 2006.

Provision for income taxes The effective tax rate in 2005 and 2006 was zero percent. The gain on derivative liability is not considered income for federal income tax purposes. As a result, we reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in our deferred tax asset valuation allowance.

Interest expense and Registration Delay Payments Interest expense increased $912,000 to $2,843,000 for the three months ended March 31, 2006 compared to $1,931,000 in the quarter ended March 31, 2005. Interest expense increased due to the inclusion of a full quarter of interest on the 2005 Debentures, and increase in the interest rate to 15% on the 2005 Debentures and an increase in the interest rate to 15% on the 2004 Debentures. First quarter interest payments were $1,067,000 and $714,000 for the three months ending March 31, 2006 and 2005, respectively. Interest expense also increased due to higher accretion of bond discount, which increased $649,000 to $1,479,000 in the quarter ended March 31, 2006 compared to $830,000 in quarter ended March 31, 2005. We accrued $871,000 of registration delay payment obligations in the quarter ending March 31, 2006; the payments are accruing under our registration rights agreements with the purchasers of the 2005 and 2004 Debentures due to the unavailability of a registration statement for resale of the common stock underlying the 2004 and 2005 Debentures.

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

Gain on derivative liability. The gain on derivative liability for the three months ended March 31, 2006 decreased by $20,040,000 to $10,372,000 compared to $30,412,000 in the period ended March 31, 2005. The decrease was due to a corresponding decrease in the reported value of freestanding derivatives and embedded derivatives resulting from decreases in the market value of our common stock at the end of the quarter and from a decrease in the number of shares underlying warrants recorded as a derivative liability outstanding at the end of the period.

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

At March 31, 2006, we had a working capital deficit of $31,843,000 primarily due to an aggregate derivative liability of $28,998,000. Our working capital deficit excluding the derivative liability was $2,845,000. Our cash at March 31, 2006 was $890,000. During the three months ending March 31, 2006, we used $4,914,000 of cash in operations which was funded through financing activities of $3,553,000 and beginning cash on hand of $2,306,000.

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

We determined that the Battery Warrants were a derivative liability under EITF 00-19 because share settlement of these warrants was not within the control of the company as a result of the facts that: (1) the holder of the Battery Warrants was the controlling shareholder of the Company, and (2) the Battery Warrants contained dilution protection features, with no limit or cap on the number of shares potentially issuable under the Battery Warrants. Therefore, we could not conclude we had sufficient authorized unissued shares to issue the number of shares required under the other warrants subsequently issued by the Company as described above. As a result, we determined that these warrants would also be treated as derivative liabilities because we could not conlude that we had sufficient authorized and unissued shares to settle the potential share issuances required under these warrants as long as the Battery Warrants were outstanding.

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

Lattice Valuation Model

We valued the compound embedded derivatives in the 2004 Debentures and 2005 Debentures using a Lattice Model, with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. We use the model is used to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, We use the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management's projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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
The fair value of the compound derivative embedded in the 2004 Debentures as of March 31, 2006 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
-
Ener1 would remain in default of the resale registration agreement relating to the 2004 Debentures for three months, followed by a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

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

Based on these management assumptions, the fair value of these embedded derivatives as of March 31, 2006 was calculated by management to be $5,025,000.

The fair value of the compound derivative embedded in the 2004 Debentures as of March 31, 2005 determined using the lattice valuation model was based on the following assumptions:

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

Based on these management assumptions, the fair value of these embedded derivatives as of March 31, 2005 was calculated by management to be $12,903,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of March 31, 2006 determined using the lattice valuation model was based on the following assumptions:

-	the price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of 120%;
-
Ener1 would remain in default of the resale registration agreement relating to the 2005 Debentures for three months, followed by a 95% likelihood that Ener1 would not be in default of its obligations under that agreement;

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

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of March 31, 2006 was calculated by management to be $3,532,000.

The fair value of the compound derivative embedded in the 2005 Debentures as of March 31, 2005 determined using the lattice valuation model was based on the following assumptions:

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

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of March 31, 2005 was calculated by management to be $8,143,000.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could material affect the valuation.

Black Scholes Valuation Model

Each of these factors is reassessed at each balance sheet date, and the value of each derivative liability or asset is recalculated. The projections used, and managements’ assessment of the likelihood of different events, can greatly affect the value of our derivatives assets and liabilities, which can significantly affect our financial statements.

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

On January 13, 2006, Pankaj Dhingra, the former president of our energy division, filed a complaint against us in the Circuit Court for Broward County Florida. The complaint claims we breached Mr. Dhingra’s employment agreement dated December 5, 2004 and that he is entitled to an additional $25,000 in compensation, a discretionary bonus of $250,000 and business expenses of $3,500. The complaint also seeks attorney’s fees in an unspecified sum. We intend to vigorously defend against the charges made in this litigation.

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

3.4
Certificate of Designations of Series B Preferred Stock of Ener1, Inc. dated October 15, 2004, incorporated by reference to Exhibit 3.6 to the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004. .

3.5	Amendment to Amended and Restated Articles of Incorporation, dated December 2004, incorporated by reference to Exhibit A of the Registrant’s Schedule 14C dated December 6, 2004.

3.6	Bylaws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant’s Registration Statement (Commission File No. 333-112837) filed with the Commission on February 13, 2004.

3.7	Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K dated January 12, 2005.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated January 21, 2004.

4.2	Form of Warrant to Purchase Common Stock incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated January 21, 2004.

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

4.14
Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K dated March 15, 2005

4.15
Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.‘s 5% Senior Secured Convertible Debentures incorporated by reference to Item 10.3 of Registrant’s Current Report on Form 8 K dated March 15, 2005

10.1
Warrant Exercise Agreement, dated as of March 30, 2006, by and between the Company and Ener1 Group, Inc., incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K dated April 5, 2006.

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

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this Amendement No.1 to Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: August 8, 2006	By:	/s/ Ronald Stewart
Ronald Stewart
Interim Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2006	By:	/s/ Gerard Herlihy
Gerard Herlihy
Chief Financial Officer (Principal Financial and Accounting Officer)