Form 10QSB
period 2006-06-30
ENER1 INC
filed 2006-08-21
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 15, 2006
Common Stock, par value $.01 per share	416,974,874

Transitional Small Business Format (check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended June 30, 2006

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
(In thousands except share data)

	June 30, 2006	December 31, 2005
ASSETS
Current assets
Cash and equivalents	$873	$2,306
Prepaid expenses and other current assets	169	189
Due from related parties	41	157
Total current assets	1,083	2,652

Property and equipment, net	3,706	3,042
Investment in EnerStruct, Inc.	476	805
Deferred debenture costs, net of amortization of $2,697 and $2,082	3,383	3,748
Other	74	202
Total assets	$8,722	$10,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	25	24
Accounts payable and accrued expenses	6,154	3,276
Derivative liability	10,765	54,979
Total current liabilities	16,944	58,279

Long-term portion of installment loan	54	67
Convertible note due to related party, net of discount of $1,592	1,287	-
$19,700 convertible debentures, net of discount of $12,170 and $13,970	7,530	5,730
$14,225 convertible debentures, net of discount of $8,832 and $10,064	5,393	4,161
Total liabilities	31,208	68,237

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,8,000 shares issued and outstanding; liquidation preference $8,000	6,159	4,967
Series B Preferred, $.01 par value, 180,000 shares authorized, 152,500 shares issued and outstanding; liquidation preference $15,250	14,560	13,188

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized 416,974,874 and 347,455,751 issued and outstanding, respectively	4,170	3,475
Paid in capital	135,223	72,830
Accumulated deficit	(182,598)	(152,248)
Total stockholders' deficit	(43,205)	(75,943)
Total liabilities and stockholders' deficit	$8,722	$10,449

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$9	$14	$27	$35
Cost of sales	-	-	-	-
Gross profit	9	14	27	35

Operating expenses
Manufacturing pre-production costs	-	1,340	-	2,132
General and administrative	12,510	2,200	16,469	5,015
Depreciation	98	96	199	398
Research and development	1,186	14,488	2,105	16,394
Total operating expenses	13,794	18,124	18,773	23,939
Net Loss from operations	(13,785)	(18,110)	(18,746)	(23,904)

Other income and (expense)
Interest expense	(3,162)	(2,819)	(6,005)	(4,750)
Registration delay payment	(647)	-	(1,518)	-
Equity in loss of EnerStruct, Inc.	(182)	(58)	(329)	(227)
Other	-	88	-	140
Gain on derivative liability	(14,120)	44,314	(3,748)	74,726
Total other income (expense)	(18,111)	41,525	(11,600)	69,889

Income (loss) before income taxes	(31,896)	23,415	(30,346)	45,985
Income taxes	-	-	-	-
Net income (loss) before minority interest	(31,896)	23,415	(30,346)	45,985
Minority interest	(596)	2,643	(1,192)	2,817
Net income (loss)	(32,492)	26,058	(31,538)	48,802
Preferred stock dividends	(679)	(739)	(1,372)	(1,480)
Net income (loss) attributable to common shareholders	$(33,171)	$25,319	$(32,910)	$47,322

Net income (loss) per share, basic	$(0.08)	$0.07	$(0.09)	$0.14
Net income (loss) per share, diluted	$(0.08)	$(0.01)	$(0.09)	$0.01
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	402,907	347,456	385,778	347,456
Weighted average shares outstanding - Diluted	402,907	435,110	385,778	439,464

See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2006	2005
Net income (loss)	$(31,538)	$48,802

Adjustments to reconcile net loss to cash used by operating activities:
(Gain) loss on derivative liability	3,748	(74,726)
Minority interest	1,192	(2,817)
Research and development costs	-	10,527
Accretion of discount on debentures	3,032	2,138
Non cash interest expense related to financing costs	615	554
Depreciation	199	398
Compensation expense for stock options	774	502
Equity in loss from investment in EnerStruct	329	227
Assets transferred under Warrant Exercise Agreement	10,003	-
Changes in current assets and liabilities	2,939	(918)
Net cash used in operating activities	(8,707)	(15,313)

Investing Activities:
Capital expenditures	(863)	(255)
Net cash used in investing activities	(863)	(255)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	-	13,134
Proceeds from sale of preferred stock	-	250
Repayment of bank installment loan	(12)	(11)
Cash proceeds from convertible note related party	2,629	-
Proceeds from exercise of warrants	5,520	-
Net cash provided by financing activities	8,137	13,373

Net increase in cash and equivalents	(1,433)	(2,195)
Cash and cash equivalents beginning balance	2,306	14,091
Cash and cash equivalents ending balance	$873	$11,896

  See notes to condensed consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The audited financial statements at December 31, 2005, which are included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005, should be read in conjunction with these condensed consolidated financial statements.

2.     GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $183,000,000 as of June 30, 2006. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1’s planned operations through that time. If additional financing is not obtained, such a condition will give rise to substantial doubt about Ener1’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

During the three months ended June 30, 2006, the Company obtained interim operating funding from Ener1 Group, Inc. ("Ener1 Group") its controlling shareholder, through the shareholder's exercise of certain warrants and the shareholder's purchase of a convertible note with detachable warrants. The Company requires additional interim working capital financing until it raises permanent capital. The Company plans to raise substantial additional capital during 2006 from government sources including grants or public financing, or from strategic or financial investors. If the Company is unable to raise adequate permanent capital for its current plan of operations, it would have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3.     NATURE OF BUSINESS

Ener1, Inc. is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Lithium-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials.

The Company’s operations are conducted by Ener1 and three of its subsidiaries: EnerDel, Inc. (“EnerDel”), EnerFuel Inc. (EnerFuel”) and NanoEner, Inc. (“NanoEner”). Certain real estate and equipment assets used by the Company are held by Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”). The Company owns 100% of EnerFuel and NanoEner and 90.5% of EnerDel. The Company owns approximately 48% of EnerStruct, a technology development joint venture with ITOCHU Corporation.

4.     SEGMENT REPORTING

As of June 30, 2006, the Company is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales
Battery business	$-	$14		$20
Fuel Cell business	9		27	15
Nanotechnology	-	-	-	-
Total Net Sales	$9	$14	$27	$35

Net income (loss)
Corporate	(30,168)	39,888	(26,459)	66,282
Battery business	(1,626)	(13,298)	(3,552)	(16,390)
Fuel Cell business	(510)	(309)	(1,118)	(579)
Nanotechnology	(188)	(223)	(409)	(511)
Net income (loss)	$(32,492)	$26,058	$(31,538)	$48,802

Assets
Corporate			5,156	13,529
Battery business			3,386	7,533
Fuel Cell business			128	10
Nanotechnology			52	12
Total assets			$8,722	$21,084

5.  $19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 2009 (the “2004 Debentures”) and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds of the issuance totaled $18,527,000 after direct placement costs of $1,473,000, of which $1,200,000 was paid to the placement agent. In addition, Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 to the placement agent for the 2004 Debentures issuance. The fair market value of these warrants was $3,053,000. The direct placement costs and the fair market value of the warrants issued to the placement agent were recorded as deferred debenture costs. The 2004 Debentures mature on January 20, 2009. Ener1’s obligations under the 2004 Debentures are secured by collateral including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

At the issuance date, the 2004 Debentures were convertible by the holder at any time into common shares at a price of $1.25 per share subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of June 30, 2006, the conversion price was $1.17. Ener1 may require that a specified amount of the principal of the 2004 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days.

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

Interest is due quarterly. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. Coupon interest expense was $747,000 and $1,486,000 for the three and six months ended June 30, 2006 and 2005, respectively. All interest was paid, and no interest was converted. Through June 30, 2006, $262,000 of interest has been converted.

The initial interest rate was 5%, subject to increases to 7.5% if Ener1 did not achieve all of the specific milestones set forth in the 2004 Debentures by 180 days following the date of issuance of the 2004 Debentures and to 15% if Ener1 did not achieve all of the milestones within 365 days after issuance of the 2004 Debentures. The milestones were as follows: (1) the registration statement is available to cover resales of such shares or such shares may be immediately sold to the public under Rule 144(k); (2) the Company’s common stock is listed on the NASDAQ ® National Market, NASDAQ ® SmallCap Market or the New York Stock Exchange and trading on the stock has not been suspended; (3) an Event of Default (as defined in the 2004 Debentures) or an event that, with the passage of time or giving of notice, would constitute an Event of Default, shall not have occurred and be continuing; and (4) the closing bid price for the common stock shall be greater than $1.75 (subject to adjustment for stock splits, stock dividends and similar events). As a result of Ener1’s failure to achieve all of the milestones except the milestone related to Events of Default and the registration of the resale of the underlying shares, the interest rate was increased to 7.5% as of July 19, 2004 and 15% as of January 30, 2005.

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

Ener1 is required under the terms of the 2004 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements are not available for use, Ener1 is required to make certain payments to the purchasers of the 2004 Debentures (the “registration delay payments”). The registration delay payments accrue at the rate of 1.5% of principal or approximately $295,000 per month until January 20, 2006, at which time the obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures and associated warrants ended. The registration statements became unavailable for use in November 2005, and registration delay payments of $591,000 had accrued through the period ending January 20, 2006 and were unpaid at June 30, 2006. A holder that owns $10 million of the 2004 Debentures and $9.5 million of the 2005 Debentures (as defined below) has agreed to forbear for a specified time period from taking any action against the Company related to the non-payment of the registration delay payments as discussed in Note 17 - Subsequent Events.

Ener1 issued warrants to purchase 16,000,000 shares of common stock to the purchasers of the 2004 Debentures; the warrants had an exercise price of $2.51 at the issuance date, subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the then current exercise price. As of June 30, 2006, the adjusted exercise price was $2.23 per share. The warrants are exercisable at any time through January 20, 2010.

Ener1 is accounting for the conversion option in the 2004 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock (“EITF 00-19”). The terms of the 2004 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15.

6.  $14,225,000 CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 2009 (the “2005 Debentures”) and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000 after direct placement costs of $1,091,000. Proceeds from the sale were used to pay expenses of the sale and for working capital. The 2005 Debentures are secured by the shares of EnerDel owned by Ener1. The 2005 Debentures mature on March 14, 2009.

Ener1 is required under the terms of the 2005 Debentures agreements to register the resale of the common stock underlying the debentures and associated warrants and maintain the listing or quotation of its common stock on the OTC Bulletin Board, the NASDAQ ® National Market, NASDAQ ® SmallCap Market or the New York Stock Exchange. If the registration statements are not available for use or Ener1’s common stock is not listed or quoted on the OTC Bulletin Board, the NASDAQ ® National Market, NASDAQ ® SmallCap Market or the New York Stock Exchange, Ener1 is required to make certain payments to the purchasers of the 2005 Debentures (the “registration delay payments”). Registration delay payments accrue at a fixed rate of $213,375 per month until the 2005 Debenture holders are able to use the resale registration statement and until Ener1’s common stock is quoted on the OTC Bulletin Board or other exchange. The registration statements became unavailable for use in November 2005, and the Company’s stock was neither traded or quoted or listed, as applicable, on the OTC Bulletin Board or other exchange from December 22, 2005 to April 6, 2006. Registration delay payments of $1,572,000 had accrued at June 30, 2006. A holder that owns $9.5 million of the 2005 Debentures and $10 million of the 2004 Debentures has agreed to forbear for a specified time period from taking any action against the Company related to the non-payment of the registration delay payments as discussed in the Note 17 - Subsequent Events.

At the issuance date, the 2005 Debentures were convertible by the holder at any time into common shares at a price of $1.00 per share subject to adjustment upon certain events, such as the sale of equity securities by Ener1 at a price below the then current conversion price of the debenture. As of June 30, 2006, the conversion price was $0.96. Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days. At any time on or after March 14, 2008, Ener1 may prepay some or all of the principal of the 2005 Debentures at 103% of the principal, plus accrued interest. The 2005 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2004 Debentures.

Interest is due quarterly. The current annual interest rate is 15%. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. Coupon interest expense was $539,000 and $859,000 for the three and six months ended June 30, 2006, respectively. All interest was paid, and no interest has been converted.

The initial interest rate on the 2005 Debentures was initially 7.5% per year. The 2005 Debentures provided that the interest rate will increase to 15% per year effective 365 days after issuance of the 2005 Debentures if Ener1 fails to meet and maintain any of milestones set forth in the 2005 Debentures. The milestones were as follows: (1) the registration statement registering the resale of the shares underlying the 2005 Debentures and warrants is made and kept effective until the date on which the holders of the 2005 Debentures and warrants may sell all of their underlying shares; (2) Ener1’s common stock is listed on the NASDAQ ® National Market, NASDAQ ® SmallCap Market or the New York Stock Exchange and trading on the stock has not been suspended; (3) an Event of Default (as defined in the 2005 Debentures) or an event that, with the passage of time or giving of notice, would constitute an Event of Default, shall not have occurred and be continuing; (4) the closing bid price for Ener1’s common stock shall be greater than $1.50; and (5) trading volume of Ener1’s common stock shall have exceeded $500,000 per day for each of the preceding 30 days. As a result of Ener1’s failure to meet and maintain any of the milestones except the milestone related to Events of Default and the registration of the resale of the underlying shares, the interest rate increased to 15% per year, effective March 14, 2006.

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

The warrants issued in connection with the issuance of the 2005 Debentures were divided into Series A and Series B. Each Series A warrant entitles the holder to purchase a number of shares of common stock equal to 30% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debenture divided by the conversion price for an exercise price of $1.15 per share. As of June 30, 2006, the adjusted exercise price of the Series A warrant was $1.10. Each Series B warrant entitles the holder to purchase a number of shares of common stock equal to 20% of the number of shares of common stock that would be issuable upon conversion of the original principal amount of the 2005 Debenture divided by the conversion price for an exercise price of $1.25 per share. As of June 30, 2006, the adjusted exercise price of the Series B warrant was $1.19. Both Series A and Series B warrants are subject to adjustment upon certain events such as the sale of equity securities by Ener1 at a price below the exercise price. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. The number of common shares issuable under the Series A and Series B warrants issued in connection with the 2005 Debentures are 4,267,500 and 2,845,000, respectively.

Ener1 issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 to the placement agent for the 2005 Debentures issuance. The fair market value of these warrants was $213,000 and was allocated to deferred debenture costs along with $1,091,000 in placement fees incurred in the transaction.

Ener1 is accounting for the conversion option in the 2005 Debentures and the associated warrants as derivative liabilities in accordance with SFAS 133 and EITF 00-19.  The terms of the 2005 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15.

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

The Series B Preferred Stock is redeemable by the Company at any time in part or whole at 100% of the liquidation value as set forth in the Certificate of Designations for the Series B Preferred Stock, plus accrued and unpaid dividends. The Series B Preferred Stock is also redeemable at the option of the holder once none of the 2004 Debentures are outstanding. If such redemption occurs in full before maturity of the 2004 Debentures on January 20, 2009, the redemption price would be paid in 24 equal monthly installments beginning 30 days from the date of the Company’s receipt of a redemption notice from the holder. If such redemption occurs on January 20, 2009, the redemption price will be paid in twelve equal monthly installments, the first payment beginning February 19, 2009. In each case, the redemption payments would include all accrued and unpaid dividends. There are no registration rights associated with the warrants issued to the purchasers of the Series B Preferred Stock, or with the common stock underlying such warrants.

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

If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before the 4th anniversary of the filing date of the certificate of designation for the Series A Preferred Stock, the holders will have the option to require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. The Series A Preferred Stock is reported as temporary equity in accordance with EITF D-98 as the redemption features are not solely within the control of the Company.

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

The following are the components of redeemable preferred stock as of June 30, 2006 (in thousands):

	Ener1 Series B	EnerDel Series A
Face value	$15,250	$8,000
Less initial fair value of warrant derivative	(5,514)	(4,620)
Less initial fair value of conversion option	-	(1,183)
Fair value at date of issue	9,736	2,197
Accumulated accretion of discounts	3,025	2,844
Cumulative dividends	1,799	1,118
Carrying value as of June 30, 2006	$14,560	$6,159

8.  ENERDEL FORMATION

On October 26, 2004, the Company and each of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) contributed certain assets to a newly organized Delaware corporation, EnerDel, Inc. (“EnerDel”). The Company received 80.5% of EnerDel’s common stock. Delphi received 19.5% of EnerDel's common stock, 100% of EnerDel’s Series A Preferred Stock, warrants with a seven year term to purchase up to 1.75 million shares of the Company's common stock for $0.70 per share, and warrants with a seven year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share.

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

The Company recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by the dividends and accretion on the EnerDel Series A Preferred Stock in the amount of $596,000 and $1,192,000 for the three and six months ended June 30, 2006 and $589,000 and $1,171,000 for the three and six months ended June 30, 2005 respectively. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in the cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance. The Company is accreting the discount on the EnerDel Series A Preferred Stock to the face amount of $8,000,000 through the earliest redemption date in October 2008.

9.  DERIVATIVES

Ener1 evaluated the features of the convertible note and 9,000,000 associated warrants issued to Ener1 Group on June 30, 2006 and the 20,000,000 warrants issued to Ener1 Group on June 30, 2006 under the Warrant Exercise Agreement, and determined that the instruments were not derivatives under SFAS 133 and EITF 00-19.

Ener1 previously evaluated the application of SFAS 133 and EITF 00-19 for the following:

•	the 2004 Debentures conversion, interest rate adjustment, registration delay payments, redemption premium, forced conversion default premium and change in control premium features;
•	warrants to purchase common stock associated with the 2004 Debentures (the "2004 Debenture Warrants");
•	the 2005 Debentures conversion, interest rate adjustment, registration delay payments, default premium and change in control premium features;
•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");
•	EnerDel Series A Preferred Stock conversion feature;
•	warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");
•	Series B Preferred Stock conversion feature;
•	Series B Preferred Stock Put;
•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Preferred Stock Warrants");
•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 Group, Inc. of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”)
•	warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants"); and
•	options to purchase common stock issued to ITOCHU Corporation (“ITOCHU Options").

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments, other than the conversion feature of the Series B Preferred Stock were required to be initially accounted for as derivatives. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion and other derivatives features of the 2004 Debentures, 2005 Debentures and Series A preferred stock as embedded derivatives. Ener1 is required to record the fair value of the conversion features and the warrants and options on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liability.”

The Company previously determined that the Battery Warrants were a derivative liability under EITF 00-19 because share settlement of these warrants was not within the control of the Company as a result of the facts that: (1) the holder of the Battery Warrants was the controlling shareholder of the Company, and (2) the Battery Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Battery Warrants. Therefore, the Company could not conclude that it had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Battery Warrants. The Company also determined that it could not conclude it had sufficient authorized and unissued shares to issue the number of shares required under the other warrants subsequently issued by the Company as described above. As a result, the Company determined that these warrants would also be treated as derivative liabilities because the Company could not conclude that it had sufficient authorized and unissued shares to settle the potential share issuances required under these warrants as long as the Battery Warrants were outstanding.

As of June 30, 2006, the Battery Warrants had been fully exercised. As a result, the Company determined that it could conclude that it had sufficient authorized and unissued shares to issue the number of shares required under the other warrants described above and, therefore, all of these warrants, other than the 2005 Debenture Warrants, should not be treated as derivative liabilities as of June 30, 2006. The fair value of these warrants was marked to market on the date they no longer were accounted for as derivatives and derivative gain or loss was recorded. The balance of the derivative liability was then recorded as a contribution to paid in capital on June 30, 2006. The Company determined that the conversion and other derivative features of the 2004 Debentures and 2005 Debentures and the 2005 Debenture Warrants should continue to be treated as derivative liabilities as of June 30, 2006.

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

The Company also determined that an agreement entered into in October 2004 under which Ener1 Group agreed to purchase at the Company’s request up to $3,000,000 of the Series B Preferred Stock plus warrants was a financial instrument (the "Series B Preferred Stock Put") which the Company was required to value as a derivative asset and mark to market at each balance sheet date. The Series B Preferred Stock Put was terminated on March 30, 2006. The fair value of Series B Preferred Stock Put was marked to market at the date of termination and a derivative gain was recorded. The balance of the derivative asset was then recorded as a reduction in paid in capital on the date of termination.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of June 30, 2006 and 2005 and the statements of operations for the six months ended June 30, 2006 and 2005 are as follows:

	December 31,	June 30,	Gain		December 31,	June 30,	Gain
	2005	2006	(Loss)		2004	2005	(Loss)

2004 Debentures conversion	$5,980	$5,029	951		$14,319	$6,431	$7,888
2004 Debenture Warrants	3,520	-	(3,361	) (b)	11,040	3,040	8,000
2005 Debenture conversion	4,555	3,204	1,351		-	4,087	3,956
2005 Debenture Warrants	2,205	2,532	(327)		-	1,920	1,892
EnerDel Series A Preferred Stock conversion	-	-	-		1,183	-	1,183
Delphi Warrants	2,660	-	(228	) (b)	5,944	2,447	3,497
Series B Preferred Stock Warrants	3,135	-	(593	) (b)	7,095	3,916	3,179
Series B Preferred Stock Put	(496)	-	88	(a)	(266)	(685)	419
Battery Warrants	26,220	-	(229	) (c)	57,960	23,460	34,500
Debt Exchange Warrants	7,200	-	(1,400	) (b)	16,600	6,388	10,212
	$54,979	$10,765	$(3,748)		$113,875	$51,004	$74,726

(a)	The Series B Preferred Stock Put was terminated on March 30, 2006 and has no value on June 30, 2006.

(b)
As a result of the conversion of all of the Battery Warrants on June 30, 2006, these warrants were deemed to no longer be derivatives under SFAS 133 and EITF 00-19. The warrants were valued at fair value on June 30, 2006 with a corresponding gain or loss on derivatives. The warrants were then recorded as paid in capital on that date.

(c)
The Battery Warrants were exercised at various dates during the six months ending June 30, 2006, and there were no remaining unexercised warrants at June 30, 2006. Each warrant was valued at fair value on the date of exercise and a corresponding derivative gain or loss was recorded, and the remaining derivative liability was recorded as paid in capital on that date. Proceeds from exercise were also recorded as paid in capital.

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

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of Ener1's common stock, (2) the volatility of Ener1's common stock price, (3) the likelihood that Ener1 will be required to pay registration delay payments, (4) the likelihood that an event of default or a change in control will occur, (5) the likelihood that the conversion price will be adjusted, (6) the likelihood that Ener1's common stock will be listed on an exchange, (7) the likelihood that Ener1 will be able to obtain alternative financing and (8) the likelihood that Ener1 would be able to force conversion of the debentures.

The fair value of the compound derivative embedded in the 2004 Debentures as of June 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2004 Debentures
	at June 30, 2006	at June 30, 2005
Assumptions:
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	120%	100%

Percent likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures:	95%	95%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of :	0.989	0.989

Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%

The holders of the 2004 Debentures would convert the 2004 Debentures if the resale registration statement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$3.50	$3.50

Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.50	$1.50

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	0%	0%

Based on these management assumptions, the fair value of these embedded derivatives as of June 30, 2006 and 2005 were calculated by management to be $5,029,000 and $6,431,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of June 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2005 Debentures
	at June 30, 2006	at June 30, 2005
Assumptions:
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	120%	100%

In 2006, number of months that Ener1 would remain in default of the resale registration agreement relating to the 2005 Debentures, and in 2006 and 2005 the percent likelihood that Ener1 would not be in default of its obligations under that agreement:	2 months/ 95%	95%

Percent likelihood that an event of default or a fundamental change would occur:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of:	0.973	0.973

Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%

The holders of the 2005 Debentures would convert the 2005 Debentures if the resale registration statement was effective, Ener1 was not in default under the 2004 Debentures and Ener1's common stock price reached:	$1.75	$1.75

Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.25

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of June 30, 2006 and 2005 were calculated by management to be $3,204,000 and $4,087,000, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Black Scholes Valuation Model

The Company valued the asset value of the Series B Preferred Stock Put using the Black Scholes pricing model with the assistance of a valuation consultant. The model uses a number of inputs including the value of the Series B Preferred Stock Warrants and the cost of alternative financing in order to compute the value of the Series B Preferred Stock Put. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; the term of ten years; volatility of 450%; and dividend yield of 0.0%. The Series B Preferred Stock Put was terminated on March 30, 2006 in conjunction with an agreement with Ener1 Group. Accordingly, the Series B Preferred Stock Put had no value at June 30, 2006.

The Company used the Black Scholes pricing model to determine the fair values of the conversion feature derivatives of its warrants and preferred stocks. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.  Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when the Company underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 135% during the years ending December 31, 2003, 2004 and 2005. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year and June 30, 2006.

	Issue Date	Volatility	Risk Free Interest Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10

Prices and average rates at:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39
June 30, 2006		141%	5.1%	$0.47

10.     INVESTMENT IN ENERSTRUCT

In 2003, the Company invested $2,003,000 in EnerStruct, Inc. (“EnerStruct”), a Japanese company, in exchange for an initial 49% ownership interest. ITOCHU Corporation (“ITOCHU”) invested $1,100,000 plus equipment totaling approximately $500,000 for an initial 51% ownership interest. Through June 30, 2006, the Company’s investment in EnerStruct was reduced by $1,527,000 which represents the Company’s share of EnerStruct losses through that date. As a result of subsequent ITOCHU and third party investments in EnerStruct, Ener1’s interest in EnerStruct has been reduced to 42% at June 30, 2006.

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

Summarized financial information of EnerStruct is as follows as of June 30, 2006 and for the three month period then ended:

Cash	$1,376,000
Total assets	2,511,000
Total liabilities	223,000
Net (loss)	(182,000)

11.   RELATED PARTY TRANSACTIONS

Intercompany transactions with Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of the Company. The Company billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, the Company has from time to time used various services and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed the Company for the actual cost of these services and employees. As of June 30, 2006, the net balance due to the Company from Ener1 Group and its subsidiaries was $41,000.

In January 2006, Ener1 Group agreed to assume Ener1’s lease on an office in New York City, New York, for which the monthly rent is $35,520. The lease expires in September 2010. Ener1 expensed the leasehold improvements made to this office space in the amount of $60,000 during the quarter ending March 31, 2006. The lease payments on the office space are secured by a letter of credit in the name of Ener1; the letter of credit is secured by a cash collateral account in the amount of $224,000. The Company intends to cancel the letter of credit so that the collateral will be released. The letter of credit has not been cancelled as of June 30, 2006.

Ener1 Group Financing

Effective as of October 15, 2004, the Company entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at the Company’s request, up to 30,000 shares of the Series B Preferred Stock ( the “Series B Preferred Stock Put ” ) at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if the Company requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, the Company is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In February 2005, at the Company’s request, Ener1 Group purchased 2,500 of the Company’s Series B Preferred stock and warrants to purchase 138,890 shares of the Company’s common stock, for an aggregate purchase price of $250,000, and Ener1 paid Ener1 Group a fee of $83,333. In consideration of Ener1 Group’s exercise of certain warrants prior to their expiration as described below, the Company agreed on March 30, 2006 to terminate Ener1 Group’s obligation to purchase additional Series B Preferred Stock.

Warrant Exercise Agreement

On March 30, 2006, the Company and Ener1 Group entered into an agreement (the “Warrant Exercise Agreement”), under which: (1) Ener1 Group agreed to exercise certain warrants; (2) Ener1 agreed to transfer Ener1’s entire equity interest in Ener EL Holdings, Inc. (“Ener EL”), to Ener1 Group; (3) Ener1 and Ener1 Group terminated the letter agreement between Ener1 Group and Ener1 dated October 15, 2004 regarding Ener1 Group’s commitment to purchase shares of Ener1 Series B Preferred Stock and warrants to purchase Ener1 stock; (4) each of Ener1 and Ener1 Group agreed to release the other company from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2005, and (5) the companies agreed that after Ener1 Group exercises the balance of the Battery Warrants to purchase 24,500,000 shares of Ener1 common stock, Ener1 shall issue to Ener1 Group a new immediately exercisable, ten-year warrant to purchase 20,000,000 shares of Ener1 common stock at an exercise price of $0.50 per share. In connection with the transactions contemplated by the Warrant Exercise Agreement, Ener1 expensed (1) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group which was recorded at fair value which approximated the carrying value, (2) $584,000 representing the fair value of the Series B Preferred Put that was terminated, and (3) $228,000 of intercompany receivables, at fair value which approximates cost, from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006. On June 30, 2006, Ener1 Group completed the exercise of the remaining Battery Warrants. The Company issued the warrants described above to purchase 20,000,000 shares to Ener1 Group and recorded the fair value of these warrants, $9,200,000, as an expense on the date they were issued on June 30, 2006.

Ener1 Group exercised the Battery Warrants to purchase an aggregate of 44,500,000 and 24,500,000 shares of the Company’s common stock at an exercise price of $.08 per share during the quarters ending March 31 and June 30, 2006, respectively. Total proceeds to the Company from the exercise transactions were $3,560,000 and $1,960,000 during the quarters ending March 31 and June 30, 2006, respectively. The expiration date of the exercised warrants was 2012. Paid in capital increased $11,972,000 and $31,279,000 during the three and six months ended June 30, 2006 due to the exercise of the Battery Warrants comprised of $3,115,000 and $1,715,000, respectively, from the proceeds in excess of the par value of the Common Stock and $16,192,000 and $10,257,000, respectively, from the fair value of the Battery Warrant derivative at the dates of exercise.

Ener1 Group 2006 Convertible Note and Warrants

On June 30, 2006, the Company issued a subordinated, convertible note to Ener1 Group in the principal amount of $3,250,000, which amount included $250,000 that Ener1 was required to pay as a financing fee to Ener1 Group. The net loan proceeds of $3,000,000, of which $2,629,000 was received at June 30, 2006 and $371,000 was received in July 2006, will be used for working capital. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009, at which time all principal and accrued interest are payable in full. The note is subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into shares of the Company’s common stock at the conversion price of $.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to the Company.

In connection with the note, the Company issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of the Company’s common stock at an exercise price of $.50 per share. These warrants have a five year term.

Ener1 is accounting for the warrant and conversion feature of the note issued to Ener1 Group in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments.” The proceeds were first allocated to the warrants at their relative fair value, which was $1,592,000 at June 30, 2006, and credited to paid in capital. The Company recorded a discount to the convertible note in the amount of $1,592,000, which will be amortized over the life of the note as interest expense. The intrinsic value of the conversion feature was $1,419,000 at June 30, 2006.  No entry was made to record the value of the conversion feature because the ability of the holder to convert is contingent on Ener1’s repayment of the 2004 Debentures and 2005 Debentures which is considered outside of the holder’s control.  Once the 2004 Debentures and 2005 Debentures are repaid, Ener1 will revalue the benefit of the conversion feature and, depending on the results of that valuation, possibly record that value as a credit to paid in capital.

12.  STOCK ISSUANCES DURING QUARTER ENDED JUNE 30, 2006

Ener1 issued 51,091 shares of common stock to a firm as compensation for public relations services during the quarter ended June 30, 2006 and recorded general and administrative expense of $20,000.

13. STOCK BASED COMPENSATION

Adoption of New Accounting Guidance and Transition

At January 1, 2006, the Company has five stock-based employee, executive and director compensation plans. Prior to December 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

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

Valuation and Expense Information under SFAS No. 123R

As a result of adopting Statement 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the quarter ended June 30, 2006 are $389,000 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended June 30, 2006 would have been $(0.08) and ($0.08), respectively, if the Company had not adopted Statement 123(R), compared to reported basic and diluted loss per share $(0.08) and ($0.08), respectively. The Company recorded share based compensation costs of $389,000 for the second quarter of 2006.

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

Risk-Free Interest Rate: The Company based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The average risk free interest rate used through June 30, 2006 was 3.5%.

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

A summary of option activity under the Company’s stock plans as of June 30, 2006 and the changes during the second quarter of 2006 is presented below:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term	Intrinsic Value
Outstanding at December 31, 2005	24,605,617	$0.53
Granted	-
Exercised	(319,314)
Forfeited or expired	(10,484,198)	$0.59
Outstanding at June 30, 2006	13,802,105	$0.45	7.0	$1,756
Vested or expected to vest at June 30, 2006	12,327,858	$0.49	7.5	$1,694
Exercisable at June 30, 2006	8,059,637	$0.50	7.4	$1,130

 No options were granted and options to purchase 319,314 shares were exercised in the second quarter of 2006. As of June 30, 2006, there was $1,066,000 of total unrecognized compensation cost related to the stock options granted under the Company stock plans. That cost is expected to be recognized over a weighted-average period of 8.0 years.

Performance Share Option Plan

Effective October 1, 2005, an officer of EnerDel was granted an option to purchase 1,000,000 shares of Ener1, Inc. common stock at the exercise price of $.49 per share, vesting 25% on each of the first four anniversaries of the date of the grant. The officer’s right to exercise this option is subject to EnerDel achieving certain revenue thresholds. The performance goals are not expected to be met at this time, and no compensation cost has been recognized in the three months ended June 30, 2006 in connection with this plan.

Pro Forma Information Under SFAS No.123 for Periods Prior to 2006

Until January 1, 2006, the Company accounted for stock options under the intrinsic value method specified in APB 25 and adopted the disclosure-only provisions of SFAS No. 123 for periods prior to January 1, 2006. Accordingly, compensation cost for prior reported periods has been recognized for grants under the stock option plans only when the exercise prices of employee stock options were less than the market prices or fair values of the underlying stock on the date of grant.

The table below illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted in the three and six months ending June 30, 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$26,058	$48,802
Add stock-based compensation
determined under intrinsic
value-based method	265	529
Less stock-based compensation
determined under fair value-
based method	(931)	(1,851)
Net income pro forma	25,392	47,480
Preferred stock dividends	(739)	(1,480)
Net income attributable
to common shareholders pro forma	$24,653	$46,000

Net income per share, pro forma basic	$0.07	$0.13
Net income per share, pro forma diluted	$(0.01)	$0.01

15.   EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and from the conversion of the Company’s convertible debentures. Weighted-average common shares for the quarter ending June 30, 2006 do not include the common stock equivalents represented by common stock options and the 2004 Debentures because their inclusion would be anti-dilutive. The Company’s Series B Convertible Preferred Stock was not convertible at June 30, 2006 or June 30, 2005 and these common stock equivalents were excluded from the earnings per share calculations. Diluted earnings per share is computed using the net income attributable to common shareholders and adjusted by the income statement effect of warrants, options and convertible instruments as if the dilutive securities had been converted at the beginning of the period. If a debt security is deemed to be dilutive, the related interest expense, including accretion of debenture discounts, and the gain or loss on the related embedded derivative liability are added back to the income or loss for the purposes of computing diluted earnings or loss per share. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented:
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Weighted Average Shares Outstanding - Basic	402,907	347,456	385,778	347,456
Plus net shares from assumed conversion of warrants
under treasury stock method	-	57,413	-	60,265
Plus net shares from assumed conversion of options
under treasury stock method	-	-	-	6,925
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	-	16,016	-	16,016
2005 Debentures	-	14,225	-	8,802
Weighted Average Shares Outstanding - Diluted	402,907	435,110	385,778	439,464

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share:
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands)
Net income as reported	$(32,492)	$26,058	$(31,538)	$48,802
Less preferred stock dividends and accretion	(679)	(739)	(1,372)	(1,480)
Add interest expense and accretion of discount on
convertible debentures	-	2,634	-	4,431
Less derivative gain on convertible debentures	-	(10,527)	-	(11,844)
Less derivative gain on warrants	-	(22,770)	-	(34,971)
Net loss computed for diluted net loss per share	$(33,171)	$(5,344)	$(32,910)	$4,938

16. COMMITMENTS AND CONTINGENCIES

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

The court has granted summary final judgment in favor of Ener1 on the claims in Count 2 of Mr. Fitzgerald's complaint.  The claims in Count 2 included a request for relief in the form of an injunction extending the then-expired time period for Mr. Fitzgerald to exercise his rights under his employment contract to require Ener1 to pay him an amount equal to the cash value of his vested stock options.  Count 2 also sought relief in the form of an injunction requiring Ener1 to continue to vest options in favor of Mr. Fitzgerald during the 45 days following his termination.  Mr. Fitzgerald had claimed that he was entitled to 45 days prior notice of a decision to terminate his employment and therefore his termination did not become effective and his options continued to vest for 45 days after January 9, 2006.  Count 1 of Mr. Fitzgerald's complaint, which alleges claims for breach of contract for failure to pay two years of severance, is still pending.  The Company intends to vigorously defend against the charges made in this litigation.

17.   SUBSEQUENT EVENTS

On August 9, 2006, Ener1, Inc., entered into a Forbearance Agreement with Satellite Asset Management, L.P. ("Satellite"), a holder of the Company's 2004 Debentures and 2005 Debentures. Satellite had delivered a letter, dated August 7, 2006, to the Company pursuant to Section 6(d)(ii) of the 2004 Debentures and Section 6(e)(ii) of the 2005 Debentures providing notice of a default under the 2004 and 2005 Debentures as a result of the Company's failure to make certain payments to Satellite totaling $1,549,750 as of July 31, 2006, required under the terms of the Registration Rights Agreements relating to the Debentures. Under the Forbearance Agreement, Satellite rescinded this notice of default and agreed to forbear from any action for the "Forbearance Period" (as defined below) arising from Ener1's failure to make payments due to Satellite under the terms of the Registration Rights Agreements relating to the 2004 and 2005 Debentures.

Ener1 agreed under the Forbearance Agreement to issue a promissory note in the principal amount of $750,000 to Ener1 Group and deposit proceeds of such note equal to $739,375, representing the amount of interest that will be due and payable to Satellite under the 2004 and 2005 Debentures on September 30, 2006, in a trust account for Satellite's benefit. These funds will be paid to Satellite on September 30, 2006 in accordance with the terms of an Interest Payment Deposit Agreement, dated August 9, 2006, among Ener1, Ener1 Group, Satellite and Wilmington Trust.

The "Forbearance Period" will remain in effect until November 1, 2006, unless a "Termination Event" occurs prior to November 1, 2006. A "Termination Event" includes, among other things, Ener1's failure to comply with the Interest Payment Deposit Agreement, the occurrence of certain bankruptcy-related events, Ener1's failure to become current in its reporting obligations under the Securities Exchange Act of 1933, as amended, by September 1, 2006 or the inaccuracy of any representation made by Ener1 in the Forbearance Agreement or the 2004 and 2005 Debentures.

On August 9, 2006, in accordance with the Forbearance Agreement, Ener1 borrowed $750,000 from Ener1 Group under the terms of a promissory note. The note bears interest at a rate of 10% per year; no interest is payable until the note matures on April 15, 2009. Ener1 Group's rights under the note are subordinated to the prior payment in full of all Ener1's obligations under the Debentures. If none of the 2004 and 2005 Debentures are outstanding, Ener1 Group may elect to convert the principal and accrued interest under the note into shares of Ener1 common stock at a conversion price of $0.41 per share. Ener1's failure to pay any amount due under the note, or the occurrence of certain bankruptcy-related events, will constitute an event of default under the note.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $183,000,000 as of June 30, 2006. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1’s planned operations through those periods. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about Ener1’s ability to continue as a going concern.

We are required under the terms of our senior secured convertible debentures due 2009, issued in January 2004 (the “2004 Debentures”), and our senior secured convertible debentures due 2009, issued in March 2005 (the “2005 Debentures”), to register the resale of the common stock underlying the debentures and associated warrants. If the registration statements we filed to register these resales are not available for use, we are required to make certain payments to the purchasers of the 2004 and 2005 Debentures (the “registration delay payments”). These registration statements have not been available for use since November 21, 2005. At June 30, 2006, the accumulated registration delay payments for the 2004 and 2005 Debentures aggregated $2.2 million. Payments accrued at the rate of 1.5% of principal approximately $295,000 per month for the 2004 Debentures until January 20, 2006, at which time our obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2004 Debentures and associated warrants ended. These registration delay payments will continue to accrue at a fixed rate of $213,375 per month for the 2005 Debentures until the 2005 Debenture holders are able to use the resale registration statement or until our obligation to maintain the effectiveness of the resale registration statement for the common stock underlying the 2005 Debentures and associated warrants ends. Our ability to raise additional funds for our operations is adversely affected by our inability to file and have declared effective by the SEC any post-effective amendments or new registration statements. A holder that owns $9.5 million of the 2005 Debentures and $10 million of the 2004 Debentures has agreed to forbear for a specified time period from taking any action against the Company related to the non-payment of the registration delay payments.

Results of Operations

We had no significant sales or gross margin from continuing operations in either of the three or six month periods ended June 30, 2006 and 2005. Sales in the quarter and six months ending June 30, 2006 were for services provided by our fuel cell business.

Three Months Ending June 30, 2006

Net income. We reported a net loss of $32,492,000 for the quarter ended June 30, 2006, a decrease of $58,550,000 when compared to net income of $26,058,000 for the quarter ended June 30, 2005. The decrease is due primarily to: 1) increased general and administrative expenses due to $9,200,000 of costs associated with the modification of the terms of certain warrants issued to Ener1 Group in exchange for Ener1 Group's agreement to exercise the warrants during the quarter, and 2) decreased derivative gains and losses of $58,434,000 which resulted primarily from declines in the price of the Company’s common stock, partially offset by a decrease research and development expense of approximately $13,302,000 due primarily to the expensing in fiscal 2005 of (a) $10,500,000 for the value of equipment charged to research and development expense and (b) $1,000,000 of costs associated with a research and development contract with EnerStruct, Inc.

Losses from operations. We reported losses from operations of $13,785,000 for the quarter ended June 30, 2006, a decrease of $4,325,000 when compared to losses from operations of $18,110,000 for the quarter ended June 30, 2005. The decrease in operating losses was attributable primarily to decreases in research and development expenses of $13,465,000 and manufacturing pre-production costs of $1,340,000, offset by an increase in general and administrative expenses of $10,310,000.

Research and development (“R&D”) Expenses. Our R&D expenses were $1,186,000 and $14,488,000 for the quarters ending June 30, 2006 and 2005, respectively. The reduction in R&D expenses of $13,302,000 is primarily due to the expensing in fiscal 2005 of (a) $10,500,000 for the value of equipment charged to research and development expense and (b) $1,000,000 of costs associated with a research and development contract with EnerStruct, Inc., and (c) decreases in salaries and contract labor in the 2006 quarter. During the quarter ending March 31, 2006, our battery business consolidated its operations, equipment and personnel into the Indiana manufacturing and R&D facility, and began accelerating its Li-ion battery development activities, and R&D activity began increasing during the June quarter. Although R&D expenses were lower during this transition period, we expect our battery business to increase its R&D expenditures substantially during 2006. Our fuel cell business increased its R&D activity during the quarter as it moved its personnel into our West Palm Beach facility and began new product development activities. Overall, R&D salaries and benefits decreased $448,000, and contract labor decreased $1,350,000 during the quarter ending June 30, 2006 compared to the quarter ending June 30, 2005.

General and administrative expenses (“G&A”). G&A increased $10,310,000 to $12,510,000 in the second quarter ending June 30, 2006 compared to $2,200,000 for the quarter ending June 30, 2005. The major components of general and administrative expenses are wages and benefits, professional fees, rent, stock compensation expense and costs associated with the Warrant Exercise Agreement. G&A wages and benefits decreased $26,000 to $974,000 from $1,000,000 in the prior year six month period. Stock compensation expense increased $124,000 to $389,000 due to the January 1, 2006 adoption of SFAS 123R which requires us to record the fair value of shares issuable under employee stock options as compensation cost. Professional fees increased $223,000 to $728,000 in the quarter ending June 30, 2006 due to higher legal and accounting services necessary to complete the restatement of our historical financial statements primarily to comply with derivative accounting requirements. General and administrative expenses in 2005 included $745,000 of activity exit costs.

General and administrative expenses include $9,200,000 for the three months ending June 30, 2006 of expenses related to the modification of the terms of Battery Warrants under an agreement (the “Warrant Exercise Agreement”) with Ener1 Group entered into on March 30, 2006. Under the Warrant Exercise Agreement, Ener1 Group agreed (1) to exercise certain warrants issued to it in September 2002 (the "Battery Warrants") prior to their expiration, and we agreed to transfer our entire equity interest in Ener EL Holdings, Inc. (“Ener EL”), to Ener1 Group, (2) we and Ener1 Group terminated the letter agreement between Ener1 Group and Ener1 dated October 15, 2004 regarding Ener1 Group’s commitment to purchase shares of Ener1 Series B Preferred Stock and warrants to purchase our stock (the "Series B Preferred Stock Put"), (3) we and Ener1 Group each agreed to release the other company from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2005, and (4) we agreed that after Ener1 Group exercises additional warrants to purchase 24,500,000 shares of Ener1 common stock, we shall issue to Ener1 Group a new immediately exercisable, ten-year warrant to purchase 20,000,000 shares of our common stock at an exercise price of $0.50 per share. On June 30, 2006, Ener1 Group completed the exercise of the Battery Warrants, and we expensed the fair value of the new warrant issued to Ener1 Group to purchase up to 20,000,000 shares of our common stock, $9,200,000, as a cost of modification of the terms of the Battery Warrants.

Six Months Ending June 30, 2006

Net income. We reported a net loss of $31,538,000 for the six months ended June 30, 2006, a decrease of $80,340,000 when compared to net income of $48,802,000 for the six months ended June 30, 2005. The decrease is due primarily to: 1) increased general and administrative expenses of $11,454,000 due primarily to $10,527,000 of costs associated with the modification of the terms of certain warrants issued to Ener1 Group in exchange for Ener1 Group's agreement to exercise the warrants during the quarter, and 2) decreased derivative gains and losses of $78,474,000 which resulted primarily from declines in the price of the Company’s common stock, partially offset by decreased research and development expense of approximately $14,289,000 due primarily to the expensing in fiscal 2005 of (a) $10,500,000 for the value of equipment charged to research and development expense and (b) $1,000,000 of costs associated with a research and development contract with EnerStruct, Inc.

Losses from operations. We reported losses from operations of $18,746,000 for the six months ended June 30, 2006, a decrease of $5,158,000 when compared to losses from operations of $23,904,000 for the six months ended June 30, 2005. The decrease in operating losses was attributable primarily to decreases in research and development expenses of $14,289,000 and manufacturing pre-production costs of $1,340,000, partially offset by an increase in general and administrative expenses of $11,454,000.

Research and development Expenses (“R&D”). Our R&D expenses were $2,105,000 and $16,394,000 for the six months ending June 30, 2006 and 2005, respectively. The reduction in R&D expenses of $14,289,000 is primarily due to due to (a) the expensing in fiscal 2005 of $10,500,000 for the value of equipment charged to research and development expense and $1,000,000 of costs associated with a research and development contract with EnerStruct, Inc. and (b) decreases in salaries, rent, and contract labor. Overall, R&D salaries and benefits decreased $813,000, rent decreased $332,000, and contract labor decreased $1,567,000 during the six months. The rent decrease was due to a rent credit of $313,000 resulting from the termination of leasehold improvement obligations on our Indiana facility.

General and administrative expenses (“G&A”). G&A increased $11,454,000 to $16,467,000 in the six months ending June 30, 2006 compared to $5,015,000 for the six months ending June 30, 2005. The major components of general and administrative expenses are wages and benefits, professional fees, rent, stock compensation expense and costs associated with the Warrant Exercise Agreement described below. G&A wages and benefits decreased $253,000 to $1,957,000 from $2,209,000 in the prior year six month period primarily due to lower executive salaries. Stock compensation expense increased $245,000 to $775,000 due to the January 1, 2006 adoption of SFAS 123(R). Professional fees increased $424,000 to $1,536,000 in the six months ending June 30, 2006 due primarily to higher legal and accounting services necessary to complete the restatement of the prior year financial statements primarily to comply with derivative accounting requirements. General and administrative expenses in 2005 included $745,000 of activity exit costs.

In accordance with the Warrant Exercise Agreement, during the six months ending June 30, 2006, we expensed as a cost of modification of the terms of the Battery Warrant (1) $228,000 of intercompany receivables from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006, (2) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group which was recorded at fair value which approximated the remaining book value, (3) $584,000 representing the fair value of the Series B Preferred Put which was terminated, and (4) $9,200,000 for the fair value of the warrants issued to Ener1 Group to purchase up to 20,000,000 shares of our common stock.

Provision for income taxes. The effective tax rate in 2005 and 2006 was zero percent. The gain on derivative liability is not considered income for federal income tax purposes. As a result, we reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in our deferred tax asset valuation allowance.

Interest expense and Registration Delay Payments. Interest expense increased $343,000 to $3,162,000 for the three months ended June 30, 2006 compared to $2,819,000 in the quarter ended June 30, 2005. Interest expense increased $1,255,000 to $6,005,000 for the six months ended June 30, 2006 compared to $4,750,000 for the six months ended June 30, 2005. Interest expense for the six month period increased due to the inclusion of a full six months of interest on the 2005 Debentures, and increase in the interest rate to 15% on the 2005 Debentures and an increase in the interest rate to 15% on the 2004 Debentures. We accrued $647,000 and $1,518,000 of registration delay payment obligations in the three and six months ending June 30, 2006; the payments are accruing under our registration rights agreements with the purchasers of the 2004 Debentures, which accrued through January 20, 2006 when they ceased accruing, and the 2005 Debentures, which are continuing to accrue due to the unavailability of a registration statement for resale of the common stock underlying the 2004 and 2005 Debentures.

Minority Interest. Minority interest income or loss decreased $3,239,000 and $4,009,000 for the three and six months ending June 30, 2006 compared to the prior year periods. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in EnerDel’s cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance. Minority interest in fiscal 2006 represents 100% of the dividends payable on the Series A Preferred Stock due to Delphi.

Manufacturing Pre-production Costs. Beginning in June 2004, we began preparing our battery manufacturing plant in Fort Lauderdale to begin production, in addition to continuing our battery-related research and development activities. Manufacturing pre-production cost for the three and six months ended June 30, 2005 were $1,340,000 and $2,132,000, respectively. These expenses were incurred for implementing new manufacturing infrastructure, including new personnel, policies, and procedures. We ceased these activities and did not incur any similar expense in the quarter ended June 30, 2006.

Gain or loss on derivative liability. Our gain or loss on derivative liability decreased $58,434,000 and $78,474,000 for the three months and six months ending June 30, 2006 compared to the prior year periods. The gains in fiscal 2005 resulted from a corresponding decrease in the reported value of derivative liabilities resulting primarily from decreases in the market value of our common stock at June 30, 2005.

Liquidity and Capital Resources

We do not presently have sufficient funds to execute our business plans, and need to raise $30,000,000 to $40,000,000 in additional capital to conduct our planned operations during 2006 and 2007, including planned capital expenditures for pilot production equipment and facilities upgrades at EnerDel and funding of continuing R&D expenses. We intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors. We also need additional short term working capital to fund our operations through September 30, 2006, at which time we intend to seek to raise the additional financing described above. If additional financing is not obtained, such a condition, among others, will give rise to substantial doubt about our ability to continue as a going concern for a reasonable period of time.

We are required under the terms of the 2004 and 2005 Debentures to register the resale of the common stock underlying the debentures and associated warrants. These registration statements have not been available for use since November 21, 2004. As a result of the restatement of our financial statements for 2004, 2005 and 2006 and the amendment of certain of our prior filings with the SEC containing such financial information, we have not yet filed post-effective amendments to these registration statements with updated financial statements. Under the terms of the registration agreements for the 2004 Debentures and 2005 Debentures, we have incurred $2,173,000 as of June 30, 2006 of registration delay payment requirements due to the debenture holders.

On August 9, 2006, we entered into a Forbearance Agreement with Satellite Asset Management, L.P. ("Satellite"), a holder of our 2004 Debentures and 2005 Debentures. Satellite had delivered a letter dated August 7, 2006, to us pursuant to Section 6(d)(ii) of the 2004 Debentures and Section 6(e)(ii) of the 2005 Debentures providing notice of a default under the 2004 and 2005 Debentures as a result of our failure to make certain payments to Satellite totaling $1,549,750 as of July 31, 2006, required under the terms of the Registration Rights Agreements relating to the Debentures. Under the Forbearance Agreement, Satellite rescinded this notice of default and agreed to forbear from any action for the "Forbearance Period" (as defined below) arising from our failure to make payments due to Satellite under the terms of the Registration Rights Agreements relating to the 2004 and 2005 Debentures.

The "Forbearance Period" will remain in effect until November 1, 2006, unless a "Termination Event" occurs prior to November 1, 2006. A "Termination Event" includes, among other things, our failure to comply with the Interest Payment Deposit Agreement, the occurrence of certain bankruptcy-related events, our failure to become current in our reporting obligations under the Securities Exchange Act of 1933, as amended, by September 1, 2006 or the inaccuracy of any representation made by us in the Forbearance Agreement or the 2004 and 2005 Debentures.

At June 30, 2006, we had a working capital deficit of $15,861,000 primarily due to aggregate derivative liabilities of $10,765,000 and accounts payable and accrued expenses of $6,154,000. Accounts payable increased due to delayed payments to vendors and accrued expenses increased due to the registration delay penalties accruing since November 2005. Our working capital deficit excluding the derivative liability was $5,096,000. Our cash at June 30, 2006 was $873,000 of which $224,000 is unavailable for corporate use because it remains as collateral for the letter of credit issued in favor of the landlord for the New York City office space now occupied by Ener1 Group. During the six months ending June 30, 2006, we used $8,707,000 of cash in operations which was funded through financing activities of $8,137,000 and beginning cash on hand of $2,306,000.

During the six months ended June 30, 2006, our working capital provided by financing sources was $8,137,000 consisting primarily of the proceeds of $5,520,000 from the exercise by Ener1 Group of the Battery Warrants to purchase our common stock and net proceeds from issuance of a convertible note due to Ener1 Group in the amount of $2,629,000. During the six months ending June 30, 2006, Ener1 Group exercised battery Warrants to purchase an aggregate 69,000,000 shares of our common stock at an exercise price of $.08 per share. The expiration date of the exercised warrants was 2012.

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

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS No. 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements for the years ended December 31, 2004 and 2005 and six months ended June 30, 2005 and 2006 reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheet and the unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

Prior to their exercise, we determined that the Battery Warrants were a derivative liability under EITF 00-19 because share settlement of these warrants was not within the control of the company as a result of the facts that: (1) the holder of the Battery Warrants was the controlling shareholder of the Company, and (2) the Battery Warrants contained dilution protection features, with no limit or cap on the number of shares potentially issuable under the Battery Warrants. Therefore, we could not conclude we had sufficient authorized unissued shares to issue the number of shares required under the other warrants subsequently issued by the Company as described above. As a result, we determined that these warrants would also be treated as derivative liabilities because we could not conclude that we had sufficient authorized and unissued shares to settle the potential share issuances required under these warrants as long as the Battery Warrants were outstanding. All of the Battery Warrants were exercised by June 30, 2006 and, accordingly, the derivative liabilities of the Battery Warrants were eliminated as well as the derivative liabilities associated with certain other because once the Battery Warrants were no longer outstanding, we were able to determine that we had sufficient authorized unissued shares to issue the number of shares required.

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

We also determined that an agreement entered into in October 2004 under which Ener1 Group agreed to purchase at our request up to $3,000,000 of the Series B Preferred Stock plus warrants was a financial instrument (the "Series B Preferred Stock Put") which we are required to value as a derivative asset and mark to market at each balance sheet date. . The Series B Preferred Stock Put was terminated on March 30, 2006, and, accordingly, are no longer subject to SFAS 133 and EITF 00-19.

For instruments with a single derivative, such as our warrants and the conversion feature derivative of preferred stock, we use the Black Scholes pricing model for determining the derivatives' fair values. For instruments with compound embedded derivatives, such as the 2004 Debentures and 2005 Debentures, we use a lattice valuation model to value the derivatives. We believe the application of the Black Scholes model provides the most reliable valuation of single derivatives, whereas the lattice model provides the ability to value compound embedded derivatives.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of June 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2004 Debentures
Assumptions:	at June 30, 2006	at June 30, 2005
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	120%	100%

Percent likelihood that Ener1 would not be in default of its obligations under the resale registration agreement relating to the 2004 Debentures:	95%	95%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of :	0.989	0.989

Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%

The holders of the 2004 Debentures would convert the 2004 Debentures if the resale registration statement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$3.50	$3.50

Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.50	$1.50

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	0%	0%

Based on these management assumptions, the fair value of these embedded derivatives as of June 30, 2006 and 2005 were calculated by management to be $5,029,000 and $6,431,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of June 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2005 Debentures
Assumptions:	at June 30, 2006	at June 30, 2005
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	120%	100%

In 2006, number of months that Ener1 would remain in default of the resale registration agreement relating to the 2005 Debentures, and in 2006 and 2005 the percent likelihood that Ener1 would not be in default of its obligations under that agreement:	2 months/ 95%	95%

Percent likelihood that an event of default or a fundamental change would occur:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of:	0.973	0.973

Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%

The holders of the 2005 Debentures would convert the 2005 Debentures if the resale registration statement was effective, Ener1 was not in default under the 2004 Debentures and Ener1's common stock price reached:	$1.75	$1.75

Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.25

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of June 30, 2006 and 2005 were calculated by management to be $3,204,000 and $4,087,000, respectively.

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

	Issue Date	Volatility	Risk Free Interest Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10

Prices and average rates at:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39
June 30, 2006		141%	5.1%	$0.47

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

Item 3.  Controls and Procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the individuals serving as our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  During the course of this evaluation, we identified deficiencies in our internal controls and inadequacies in our disclosure controls relating to our calculation of diluted earnings or loss per share and our accounting for redeemable preferred stock.  As a result of the identification of these deficiencies, on August 9, 2006, we amended our Quarterly Report on Form 10-QSB for the period ended June 30, 2005 to restate our financial statements for the quarter and six-month period ended June 30, 2005 in order to reflect the financial effect of derivative gains on the calculation of diluted earnings or loss per share and to show the redeemable preferred stock as temporary equity.  We also identified inadequacies in our disclosure controls relating to financial reporting by EnerDel, Inc. to executive officers of its parent company, Ener1, Inc. As a result of these inadequacies in our disclosure controls and deficiencies in our internal controls, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We are in the process of improving our internal controls and disclosure controls in an effort to remediate these deficiencies and inadequacies through the following efforts: 1) implementing better controls and procedures over the calculation of diluted earnings or loss per share and our accounting for preferred stock, 2) improving supervision and training of our accounting staff and 3) implementing procedures to require more timely disclosure of EnerDel's activities to Ener1, Inc. In addition, Ener1, Inc. and EnerDel are conducting a search for a qualified corporate controller at EnerDel who would have dual reporting responsibility to EnerDel and Ener1, Inc. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

As previously reported in the Company’s Form 10-KSB/A and Form 10-QSB/A for the period ended March 31, 2006, both filed August 9, 2006, on February 10, 2006, Kevin P. Fitzgerald, Ener1’s former Chairman and Chief Executive Officer, filed a complaint against the Company in the Circuit Court for Broward County, Florida for breach of contract and specific performance based on an alleged breach of his employment agreement dated September 8, 2003.  Mr. Fitzgerald was dismissed as Ener1’s Chairman and Chief Executive Officer on January 9, 2006.

The court has granted summary final judgment in favor of Ener1 on the claims in Count 2 of Mr. Fitzgerald's complaint.  The claims in Count 2 included a request for relief in the form of an injunction extending the then-expired time period for Mr. Fitzgerald to exercise his rights under his employment contract to require Ener1 to pay him an amount equal to the cash value of his vested stock options.  Count 2 also sought relief in the form of an injunction requiring Ener1 to continue to vest options in favor of Mr. Fitzgerald during the 45 days following his termination.  Mr. Fitzgerald had claimed that he was entitled to 45 days prior notice of a decision to terminate his employment and therefore his termination did not become effective and his options continued to vest for 45 days after January 9, 2006.  Count 1 of Mr. Fitzgerald's complaint, which alleges claims for breach of contract for failure to pay two years of severance, is still pending.  The Company intends to vigorously defend against the charges made in this litigation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 20, May 20 and May 22, 2006, we issued to Marston Webb International, Inc. 19,513, 21,052 and 10,526 shares, respectively, of our unregistered common stock as compensation for public relations services.

On April 20, 2006, we issued to Ener1 Group upon its exercise of warrants, 1,250,000 shares of our common stock for an aggregate purchase price of $100,000.

On April 26, 2006, we issued to Ener1 Group upon its exercise of warrants, 1,000,000 shares of our common stock for an aggregate purchase price of $80,000.

On May 1, 2006, we issued to Ener1 Group upon its exercise of warrants, 4,437,500 shares of our common stock for an aggregate purchase price of $355,000.

On May 12, 2006, we issued to Ener1 Group upon its exercise of warrants, 625,000 shares of our common stock for an aggregate purchase price of $50,000.

On May 15, 2006, we issued to Ener1 Group, upon its exercise of warrants, 250,000 shares of our common stock for an aggregate purchase price of $20,000.

On May 17, 2006, we issued to Ener1 Group, upon its exercise of warrants, 112,500 shares of our common stock for an aggregate purchase price of $9,000.

On May 18, 2006, we issued to Ener1 Group, upon its exercise of warrants, 2,500,000 shares of our common stock for an aggregate purchase price of $200,000.

On May 22, 2006, we issued to Ener1 Group, upon its exercise of warrants, 2,187,500 shares of our common stock for an aggregate purchase price of $175,000.

On May 23, 2006, we issued to Ener1 Group, upon its exercise of warrants, 1,687,500 shares of our common stock for an aggregate purchase price of $135,000.

On May 26, 2006, we issued to Ener1 Group, upon the exercise of warrants, 2,875,000 shares of our common stock for an aggregate purchase price of $230,000.

On June 9, 2006, we issued to Ener1 Group, upon its exercise of warrants, 4,625,000 shares of our common stock, for an aggregate purchase price of $370,000.

On June 16, 2006, we issued to Ener1 Group, upon its exercise of warrants, 250,000 shares of our common stock for an aggregate purchase price of $20,000.

On June 23, 2006, we issued to Ener1 Group, upon its exercise of warrants, 1,187,500 shares of our common stock for an aggregate purchase price of $95,000.

On June 29, 2006, we issued to Ener1 Group, upon its exercise of warrants, 1,512,000 shares of our common stock for an aggregate purchase price of $121,000.

On June 30, 2006, in accordance with the terms of the Warrant Exercise Agreement, we issued to Ener1 Group a warrant to purchase up to 20,000,000 shares of our common stock at an exercise price of $0.50 per share.

On June 30, 2006, in accordance with the terms of a convertible note purchased by Ener1 Group, we issued to Ener1 Group a warrant to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.50 per share.

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

4.12
Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Registrant at a price per share of $1.50, incorporated by reference to Exhibit 4.5 to the Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

4.16	Convertible Note issued to Ener1 Group, Inc. dated June 30, 2006

4.17	Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant

4.18	Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 20,000,000 shares of Common Stock of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: August 21, 2006	/s/ Ronald Stewart
Ronald Stewart
Interim Chief Executive Officer (Principal Executive Officer)

Dated: August 21, 2006	/s/ Gerard Herlihy
Gerard Herlihy
Chief Financial Officer (Principal Financial and Accounting Officer)