Form 10QSB
period 2006-09-30
ENER1 INC
filed 2006-11-14
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 1, 2006
Common Stock, par value $.01 per share	417,004,338

Transitional Small Business Format (check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended September 30, 2006

INDEX

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of
September 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations (unaudited)
for the three and nine months ended September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 2006 and 2005	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	23

Item 3. Controls and Procedures	32

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

Signatures	37

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands except share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets
Cash and equivalents	$142	$2,082
Cash - restricted	224	224
Prepaid expenses and other current assets	337	189
Due from related parties	81	157
Total current assets	784	2,652

Property and equipment, net	3,809	3,042
Investment in EnerStruct, Inc.	197	805
Deferred debenture costs, net of amortization
of $3,029 and $2,082	3,152	3,748
Other	75	202
Total assets	$8,017	$10,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	26	24
Accounts payable and accrued expenses	6,383	3,276
Derivative liability	8,419	54,979
Total current liabilities	14,828	58,279

Long-term portion of installment loan	46	67
Convertible notes, advances and accrued interest due to related party,
net of discounts of $3,898	3,656	-
$19,700 convertible debentures, net of discount of $11,190 and $13,970	8,510	5,730
$14,225 convertible debentures, net of discount of $8,168 and $10,064	6,057	4,161
Total liabilities	33,097	68,237

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	6,754	4,967
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	15,221	13,188

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common Stock, $.01 par value, 750,000,000 shares authorized
417,004,338 and 347,455,751 issued and outstanding, respectively	4,170	3,475
Paid in capital	136,789	72,830
Accumulated deficit	(188,014)	(152,248)
Total stockholders' deficit	(47,055)	(75,943)
Total liabilities and stockholders' deficit	$8,017	$10,449

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$-	$25	$27	$60
Cost of sales	-	-	-	-
Gross profit	-	25	27	60

Operating expenses
General and administrative	1,434	2,425	17,903	9,224
Depreciation	124	75	323	473
Research and development	1,911	1,194	4,016	17,936
Total operating expenses	3,469	3,694	22,242	27,633
Loss from operations	(3,469)	(3,669)	(22,215)	(27,573)

Other income and (expense)
Interest expense	(3,515)	(2,853)	(9,520)	(7,603)
Registration delay expenses	(498)	-	(2,016)	-
Equity in loss of EnerStruct, Inc.	(279)	(59)	(608)	(286)
Other	(5)	83	(5)	223
Gain (loss) on derivative liability	2,346	(23,604)	(1,402)	51,122
Total other income (expense)	(1,951)	(26,433)	(13,551)	43,456

Income (loss) before income taxes	(5,420)	(30,102)	(35,766)	15,883
Income taxes	-	-	-	-
Net income (loss) before minority interest	(5,420)	(30,102)	(35,766)	15,883
Minority interest	(595)	(595)	(1,787)	2,222
Net income (loss)	(6,015)	(30,697)	(37,553)	18,105
Preferred stock dividends	(661)	(729)	(2,033)	(2,209)
Net income (loss) attributable
to common shareholders	$(6,676)	$(31,426)	$(39,586)	$15,896

Net income (loss) per share, basic	$(0.02)	$(0.09)	$(0.10)	$0.05
Net income (loss) per share, diluted	$(0.02)	$(0.09)	$(0.10)	$(0.02)
Weighted average shares outstanding:
Weighted average shares outstanding - Basic	416,993	347,456	396,297	347,456
Weighted average shares outstanding - Diluted	416,993	347,456	396,297	433,042

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Net income (loss)	$(37,553)	$18,105

Adjustments to reconcile net income (loss) to cash used in operating activities:
(Gain) loss on derivative liability	1,402	(51,122)
Minority interest	1,787	(2,222)
Research and development assets expensed	-	10,527
Accretion of discount and deferred interest on debentures and notes	4,908	3,520
Non cash interest expense related to financing costs	947	842
Depreciation	323	473
Compensation expense for stock options	1,168	815
Equity in loss from investment in EnerStruct	608	286
Assets transferred under Warrant Exercise Agreement	10,127	-
Changes in current assets and liabilities	2,853	(1,338)
Net cash used in operating activities	(13,430)	(20,114)

Investing Activities - capital expenditures, net	(1,091)	(556)

Financing Activities:
Proceeds from issuance of senior secured debenture, net of costs	-	13,134
Proceeds from sale of preferred stock	-	250
Repayment of bank installment loan	(19)	(17)
Cash proceeds from convertible notes and advances from related party	7,080	-
Proceeds from exercise of warrants	5,520	-
Net cash provided by financing activities	12,581	13,367

Net decrease in cash and equivalents	(1,940)	(7,303)
Cash and cash equivalents beginning balance	2,082	14,091
Cash and cash equivalents ending balance	$142	$6,788

  See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Ener1, Inc. (“Ener1”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The audited financial statements at December 31, 2005, which are included in Ener1's Annual Report on Form 10-KSB/A for the year ended December 31, 2005, should be read in conjunction with these condensed consolidated financial statements.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

2.  GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999, and had an accumulated deficit of $188,000,000 and negative working capital of $14,044,000 as of September 30, 2006. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2006 and 2007 and that additional financing will be required to fund Ener1’s planned operations and meet its current obligations through those periods. Such conditions raise substantial doubt about Ener1’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

During the three and nine months ended September 30, 2006, Ener1 obtained interim operating funding from Ener1 Group, Inc. ("Ener1 Group"), its controlling shareholder, through the shareholder's exercise of certain warrants and the shareholder's purchase of a convertible note with detachable warrants. Ener1 will require additional interim working capital financing until it raises permanent capital. Ener1 plans to raise substantial additional capital during 2006 and 2007 from strategic or financial investors and potentially from government sources, including grants or public financing. If Ener1 is unable to procure additional funding from any of the above sources during the remainder of calendar 2006, it plans to seek additional funds from Ener1 Group on terms similar to those contained in the Ener1's convertible notes payable to Ener1 Group as described herein, until such other funds can be obtained. There is no assurance that Ener1 Group will provide such funds. If Ener1 is unable to raise adequate permanent capital for its current plan of operations, it would have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3. NATURE OF BUSINESS

Ener1, Inc. is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Lithium-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials. Ener1’s operations are conducted by Ener1 and three of its subsidiaries: EnerDel, Inc. (“EnerDel”), EnerFuel, Inc. (EnerFuel”) and NanoEner, Inc. (“NanoEner”). Certain real estate and equipment assets used by Ener1 are held by Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”). Ener1 owns 100% of EnerFuel, Ener1 Battery and NanoEner and 80.5% of EnerDel. Ener1 owns approximately 42% of EnerStruct, a technology development joint venture with ITOCHU Corporation.

4.  SEGMENT REPORTING

As of September 30, 2006, Ener1 is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology-related manufacturing processes and materials.

Transactions between segments, consisting principally of intercompany loans and advances and intercompany administrative charges, are recorded at cost and eliminated in consolidation. Ener1 determines reportable segments based on the way management organizes segments for decision making and performance assessment purposes. Ener1 regularly reviews the performance of its segments and allocates resources to them based on anticipated future contribution.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2006	2005	2006	2005
Net sales
Battery business	$-	$25	$-	$45
Fuel Cell business	-	-	27	15
Nanotechnology	-	-	-	-
Total net sales	$-	$25	$27	$60

Net income (loss)
Corporate	3,436	(27,770)	(23,023)	38,512
Battery business	(3,661)	(2,239)	(7,213)	(18,629)
Fuel Cell business	(545)	(424)	(1,663)	(1,003)
Nanotechnology	(5,245)	(264)	(5,654)	(775)
Net income (loss)	$(6,015)	$(30,697)	$(37,553)	$18,105

Assets
Corporate			4,273	9,882
Battery business			3,427	5,878
Fuel Cell business			272	49
Nanotechnology			45	105
Total assets			$8,017	$15,914

5.  $19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 20, 2009 (the “2004 Debentures”) and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds were $18,527,000. Debentures in the amount of $300,000 have been converted to date.

At the issuance date, the 2004 Debentures were convertible at any time into common shares at a price of $1.25 per share, subject to adjustment. As of September 30, 2006, the adjusted conversion price was $1.13 per share. The warrants to purchase 16,000,000 shares of common stock had an exercise price of $2.51 per share at the issuance date, subject to adjustment. As of September 30, 2006, the adjusted exercise price was $2.13 per share. The warrants are exercisable at any time through January 20, 2010. In addition, Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 per share to the placement agent for the 2004 Debentures.

Interest payments on the 2004 Debentures were $755,000 and $2,241,000 for the three and nine months ended September 30, 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. Interest is due quarterly. All interest through September 30, 2006 has been paid, and no interest has been converted. The initial annual interest rate was 5%, which was increased to 7.5% as of July 19, 2004 and 15% as of January 20, 2005 because Ener1 failed to achieve certain milestone requirements in the debentures.

Ener1 may prepay principal at 103% of unpaid principal from January 20, 2007 to January 20, 2008 and 101% of unpaid principal from January 21, 2008 to January 20, 2009. The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Convertible Debentures (see Note 6). In the event of any “Default or Fundamental Change” as defined under the 2004 Debentures, the holder may require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest. Ener1’s obligations under the 2004 Debentures are secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

Pursuant to the Registration Rights Agreement executed in connection with the issuance of the 2004 Debentures, Ener1 was required for a period of two years to register the resale of the common stock underlying the 2004 Debentures and associated warrants. The 2004 Registration Rights Agreement provided that if the registration statements were not available for use by the holders of the 2004 Debentures during the two year period (subject to minor exceptions), Ener1 would be required to pay to the 2004 Debenture holders an amount equal 1.5% of the outstanding principal of the 2004 Debentures (or approximately $295,000) for each month (prorated for portions thereof) for all periods during which the registration statements were not available for use (the “registration delay expenses”). The registration statement for the 2004 Debentures became unavailable for use on November 22, 2005, and registration delay expenses of $601,000 have been accrued for the period November 22, 2005 through January 20, 2006, when the registration requirement for the 2004 Debentures expired. As of September 30, 2006, none of the registration delay expenses for the 2004 Debentures had been paid. A holder that owns $9.5 million of the 2004 Debentures and $10.0 million of the 2005 Debentures (as defined below) has agreed to forbear from taking any action against Ener1 related to the non-payment of the registration delay expenses for the 2004 Debentures until December 24, 2006 subject to the terms of a Forbearance Agreement effective as of November 9, 2006.

Ener1 is accounting for the conversion option in the 2004 Debentures as a derivative liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The terms of the 2004 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to force conversion of the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15. The 2004 Debenture warrants were treated as a derivative liability until June 30, 2006 at which time Ener1 determined that it had sufficient available authorized and unissued shares as a result of the exercise of certain other previously issued warrants (see Note 9).

6.  $14,225,000 CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 14, 2009 (the “2005 Debentures”) and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000. As a result of Ener1’s failure to meet certain milestone requirements in the 2005 Debentures, the holders of the 2005 Debentures now have a security interest all of EnerDel common stock owned by Ener1.

At the issuance date, the 2005 Debentures were convertible at any time into common shares at a price of $1.00 per share subject to adjustment. As of September 30, 2006, the conversion price was $0.93 per share. The warrants issued in connection with the issuance of the 2005 Debentures were divided into Series A and Series B. Ener1 issued Series A warrants to purchase 4,267,500 shares of common stock with an exercise price of $1.15 per share at the issuance date, subject to adjustment. As of September 30, 2006, the adjusted exercise price was $1.06 per share. Ener1 issued Series B warrants to purchase 2,845,000 shares of common stock with an exercise price of $1.25 per share at the issuance date, subject to adjustment. As of September 30, 2006, the adjusted exercise price was $1.15 per share. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. In addition, Ener1 issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 per share to the placement agent for the 2005 Debentures.

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

Interest is due quarterly. The initial annual interest rate was 7.5%, which was increased to 15% as of March 14, 2006 because Ener1 failed to achieve certain milestone requirements of the debentures. Interest payments on the 2005 Debentures were $545,000 and $1,405,000 for the three and nine months ended September 30, 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. All interest through September 30, 2006 has been paid, and no interest has been converted.

Pursuant to the terms of the Registration Rights Agreement executed in connection with the issuance of the 2005 Debentures, Ener1 was required to register the resale of the common stock underlying the 2005 Debentures and associated warrants for a period of two years and to maintain the listing or quotation of its common stock on the OTC Bulletin Board or certain other stock exchanges. If the registration statements are not available for use during the two year period from March 2005 to March 2007 or Ener1’s common stock is not listed or quoted on the OTC Bulletin Board, Ener1 is required to pay registration delay expenses to the holders of the 2005 Debentures at a fixed rate of $213,375 per month (prorated for portions of a month) for all periods during which such requirements are not met. The registration statements became unavailable for use in November 2005, and Ener1’s stock was neither traded or quoted or listed, as applicable, on the OTC Bulletin Board or other required exchange from December 22, 2005 to April 6, 2006. Registration delay expenses of $2,070,000 had accrued through September 8, 2006, at which time Ener1’s registration statement for the 2005 Debentures was again available for use by the 2005 Debenture holders. A holder that owns $9.5 million of the 2004 Debentures and $10.0 million of the 2005 Debentures has agreed to forbear from taking any action against Ener1 related to the non-payment of the registration delay expenses for the 2005 Debentures until December 24, 2006, subject to the terms of a Forbearance Agreement effective as of November 9, 2006 (see Note 16).

In an “Event of Default” as defined under the 2005 Debentures, the holder may require Ener1 to redeem the 2005 Debentures at a price equal to the greater of (1) 105% of the unpaid principal and accrued interest or (2) the value of the shares that the principal and accrued interest could be converted into at the time of default. In the event of any fundamental change, the holder can redeem the 2005 Debentures at a price equal to 115% of the unpaid principal and accrued interest if the fundamental change occurs between March 14, 2006 and March 14, 2007, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after March 14, 2007.

Ener1 is accounting for the conversion option in the 2005 Debentures as derivative liabilities in accordance with SFAS 133 and EITF 00-19.  The terms of the 2005 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to force conversion the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15.

7.  REDEEMABLE PREFERRED STOCK

Ener1, Inc. Series B Convertible Preferred Stock

In October 2004, Ener1 sold 150,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”), plus warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $15,000,000. Ener1 is accounting for the warrants in accordance with SFAS 133 and EITF 00-19. The proceeds were first allocated to the fair value of the freestanding warrants, and the remaining proceeds were allocated to the Series B Preferred Stock.

Also, in October 2004, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at Ener1's request, up to 30,000 shares of the Series B Preferred Stock (“Series B Preferred Stock Put”) and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if Ener1 requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, Ener1 is required to pay Ener1 Group a fee equal to one-third of the aggregate purchase price for the securities purchased in return for the Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. To date, Ener1 has sold 2,500 shares of Series B Preferred Stock, at a purchase price of $100 per share, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000. The Series B Preferred Stock Put was terminated on March 30, 2006, in conjunction with an agreement with Ener1 Group to exercise certain Battery Warrants early. The above Series B Preferred Stock and warrants issued thereunder remained outstanding as of September 30, 2006.

The conversion feature for the Series B Preferred Stock is contingent upon Ener1 filing a registration statement with the Securities and Exchange Commission to register an underwritten offering of common stock. If this occurs, the holders of Series B Preferred Stock will have the right to convert up to one-half of their shares of Series B Preferred Stock into common stock for sale pursuant to the registration statement, subject to the discretion of the underwriters for the offering. The conversion ratio is calculated by dividing the liquidation value per share of the Series B Preferred Stock by the price for the common stock sold in the registered offering. Because of this contingency, the conversion option is not within the scope of SFAS 133 and EITF 00-19. If the contingency is triggered in the future and the holder receives the ability to convert, Ener1 will need to reassess whether the conversion feature meets the definition of a derivative under SFAS 133.

The Series B Preferred Stock is redeemable by Ener1 at any time in part or whole at 100% of the liquidation value as set forth in the Certificate of Designation for the Series B Preferred Stock, plus accrued and unpaid dividends. The Series B Preferred Stock is also redeemable at the option of the holder once none of the 2004 Debentures are outstanding. If such redemption occurs in full before maturity of the 2004 Debentures on January 20, 2009, the redemption price would be paid in 24 equal monthly installments beginning 30 days from the date of Ener1’s receipt of a redemption notice from the holder. If such redemption occurs on January 20, 2009, the redemption price will be paid in twelve equal monthly installments, the first payment beginning February 19, 2009. In each case, the redemption payments would include all accrued and unpaid dividends. There are no registration rights associated with the warrants issued to the purchasers of the Series B Preferred Stock, or with the common stock underlying such warrants.

The Series B Preferred Stock is classified as temporary equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), as the redemption features are not solely within the control of Ener1. The holders of the Series B Preferred Stock are entitled to dividends payable semi-annually in arrears at the annual rate of 7%, which is payable in additional shares of Series B Preferred Stock for the first two years after issuance, and thereafter is payable in cash. The dividends are cumulative.

In connection with the issuances of its Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants was determined utilizing the Black-Scholes valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance, $0.65 and $0.80 per share for October 2004 and February 2005, respectively; expected volatility of 207%; a risk free interest rate of approximately 1.8%; and a term of ten years.

EnerDel Series A Convertible Preferred Stock

In October 2004, a subsidiary of Delphi Corporation purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase Ener1 common stock for an aggregate purchase price of $8,000,000. No shares were converted, and the conversion feature expired in January 2005.

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

When the term of the conversion feature expired in January 2005 with no value, the remaining liability of $1,183,000 was recorded as a reduction in the derivative liability and a corresponding gain on derivative liability was recorded for the first quarter of 2005.

The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of 8.25%, which is payable in cash annually on December 31. The dividends are cumulative.

If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before October 20, 2008, the holders may require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. Ener1 can extend payment of the redemption over a period of one year. The Series A Preferred Stock is reported as temporary equity in accordance with EITF D-98 as the redemption features are not solely within the control of Ener1.

In connection with the issuance of the Series A Preferred Stock, Ener1 issued warrants to purchase up to 1,750,000 shares of common stock at an exercise price of $0.70 per share and warrants to purchase up to 5,250,000 shares of common stock at an exercise price of $1.00 per share. These warrants have a seven year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants was determined utilizing the Black-Scholes stock option valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance, $0.66 per share; expected volatility of 207%; a risk free interest rate of approximately 1.74%; and a term of seven years.

The following are the components of redeemable preferred stock as of September 30, 2006 (in thousands):

	Ener1	EnerDel
	Series B	Series A

Face value	$15,250	$8,000
Less initial fair value of warrant derivative	(5,514)	(4,620)
Less initial fair value of conversion option	-	(1,183)
Fair value at date of issue	9,736	2,197
Accumulated accretion of discounts	3,417	3,273
Cumulative dividends	2,068	1,284
Carrying value as of September 30, 2006	$15,221	$6,754

8.  ENERDEL

On October 26, 2004, Ener1 and each of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) contributed certain assets to a newly organized Delaware corporation, EnerDel, Inc. Ener1 received 80.5% of EnerDel’s common stock. Delphi received 19.5% of EnerDel's common stock, 100% of EnerDel’s Series A Preferred Stock, warrants with a seven year term to purchase up to 1.75 million shares of Ener1's common stock for $0.70 per share, and warrants with a seven year term to purchase up to 5.25 million shares of Ener1’s common stock for $1.00 per share.

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

Ener1 recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by the dividends and accretion on the EnerDel Series A Preferred Stock in the amount of $595,000 and $1,787,000 for the three and nine months ended September 30, 2006 and $595,000 and $1,766,000 for the three and nine months ended September 30, 2005 respectively. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in the cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance. Ener1 is accreting the discount on the EnerDel Series A Preferred Stock to the face amount of $8,000,000 through the earliest redemption date in October 2008.

9.  DERIVATIVES

Ener1 evaluated the features of the convertible note and 9,000,000 associated warrants issued to Ener1 Group on June 30, 2006, the 20,000,000 warrants issued to Ener1 Group on June 30, 2006 under the Warrant Exercise Agreement, and the convertible note and 18,000,000 associated warrants issued to Ener1 Group on September 30, 2006 and determined that the instruments were not derivatives under SFAS 133 and EITF 00-19. The convertible notes were deemed to be conventional convertible debt under EITF 00-19 and therefore were accounted for as convertible instruments under EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).

Ener1 previously evaluated the application of SFAS 133 and EITF 00-19 for the following:

•	the 2004 Debentures conversion, interest rate adjustment, registration delay expenses, redemption premium, forced conversion default premium and change in control premium features;

•	warrants to purchase common stock associated with the 2004 Debentures (the "2004 Debenture Warrants");

•	the 2005 Debentures conversion, interest rate adjustment, registration delay expenses, default premium and change in control premium features;

•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");

•	EnerDel Series A Preferred Stock conversion feature;

•	warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");

•	Series B Preferred Stock conversion feature;

•	Series B Preferred Stock Put;

•	warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Preferred Stock Warrants");

•	warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 Group, Inc. of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”); and

•	warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants").

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments, other than the conversion feature of the Series B Preferred Stock, were required to be initially accounted for as derivatives. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion and other derivatives features of the 2004 Debentures, 2005 Debentures and Series A preferred stock as embedded derivatives. Ener1 is required to record the fair value of the conversion features and the warrants and options that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain (loss) on derivative liability.”

Ener1 previously determined that the Battery Warrants were a derivative liability under EITF 00-19 because share settlement of these warrants was not within the control of Ener1 as a result of the facts that: (1) the holder of the Battery Warrants was the controlling shareholder of Ener1, and (2) the Battery Warrants contained dilution protection features, with no limit or cap on the number of shares that could be issued under the Battery Warrants. Therefore, Ener1 could not conclude that it had sufficient authorized and unissued shares to issue the number of shares potentially issuable under the Battery Warrants. Ener1 also determined that it could not conclude it had sufficient authorized and unissued shares to issue the number of shares required under the other warrants subsequently issued by Ener1 as described above. As a result, Ener1 determined that these warrants would also be treated as derivative liabilities because Ener1 could not conclude that it had sufficient authorized and unissued shares to settle the potential share issuances required under these warrants as long as the Battery Warrants were outstanding.

As of June 30, 2006, the Battery Warrants had been fully exercised. As a result, Ener1 determined that it could conclude that it had sufficient authorized and unissued shares to issue the number of shares required under the other warrants described above and, therefore, all of these warrants, other than the 2005 Debenture Warrants, should not be treated as derivative liabilities as of June 30, 2006. The fair value of these warrants was marked to market on the date they no longer were accounted for as derivatives and derivative gain or loss was recorded. The balance of the derivative liability was then recorded as a contribution to paid in capital on June 30, 2006. Ener1 determined that the conversion and other derivative features of the 2004 Debentures and 2005 Debentures and the 2005 Debenture Warrants should continue to be treated as derivative liabilities as of June 30, 2006.

The 2004 Debentures and 2005 Debentures both contain more than one embedded derivative feature which SFAS 133 requires be accounted for as separate derivative instruments. The various embedded derivative features of each series of debentures have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones, and (6) Ener1's right to force conversion of the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

Ener1 also determined that the Series B Preferred Stock Put is required to be valued as a derivative asset and marked to market at each balance sheet date. The Series B Preferred Stock Put was terminated on March 30, 2006. The fair value of Series B Preferred Stock Put was marked to market at the date of termination, and a derivative gain was recorded. The balance of the derivative asset was then recorded as a reduction in paid in capital on the date of termination.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets as of September 30, 2006 and 2005 and the statements of operations for the nine months ended September 30, 2006 and 2005 are as follows (in thousands):
	December 31,	September 30,	Gain		December 31,	September 30,	Gain
	2005	2006	(Loss)		2004	2005	(Loss)

2004 Debentures conversion	$5,980	$2,737	$3,243		$14,319	$7,453	$6,866
2004 Debenture Warrants	3,520	-	(3,361)	(b)	11,040	6,720	4,320
2005 Debenture conversion	4,555	4,188	367		-	6,325	1,718
2005 Debenture Warrants	2,205	1,494	711		-	3,343	469
EnerDel Series A Preferred Stock conversion	-	-	-		1,183	-	1,183
Delphi Warrants	2,660	-	(228)	(b)	5,944	3,426	2,518
Series B Preferred Stock Warrants	3,135	-	(593)	(b)	7,095	4,145	2,950
Series B Preferred Stock Put	(496)	-	88	(a)	(266)	(414)	148
Battery Warrants	26,220	-	(229)	(c)	57,960	33,810	24,150
Debt Exchange Warrants	7,200	-	(1,400)	(b)	16,600	9,800	6,800
	$54,979	$8,419	$(1,402)		$113,875	$74,608	$51,122

(a)	The Series B Preferred Stock Put was terminated on March 30, 2006 and has no value on September 30, 2006.

(b)
As a result of the conversion of all of the Battery Warrants on June 30, 2006, these warrants were deemed to no longer be derivatives under SFAS 133 and EITF 00-19. The warrants were valued at fair value on June 30, 2006 with a corresponding gain or loss on derivatives. The warrants were then recorded as paid in capital on that date.

(c)
The Battery Warrants were exercised at various dates during the six months ended June 30, 2006, and there were no remaining unexercised Battery Warrants at June 30, 2006. Each Battery Warrant was valued at fair value on the date of exercise and a corresponding derivative gain or loss was recorded, and the remaining derivative liability was recorded as a contribution to paid in capital on that date. Proceeds from exercise of the warrants were also recorded as paid in capital.

Because the conversion option for the Series B Preferred Stock is contingent, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingency is resolved in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

Ener1 uses the Black Scholes pricing model for determining the fair values of its warrant derivatives and the conversion feature of the preferred stock. Ener1 uses a lattice valuation model to value the compound embedded derivative features in the 2004 Debentures and 2005 Debentures.

Lattice Valuation Model

Ener1 valued the compound embedded derivative features in the 2004 Debentures and 2005 Debentures using a Lattice Model with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. Ener1 uses the model to analyze (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, Ener1 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management’s projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of Ener1's common stock, (2) the volatility of Ener1's common stock price, (3) the likelihood that Ener1 will be required to pay registration delay expenses, (4) the likelihood that an event of default or a change in control will occur, (5) the likelihood that the conversion price will be adjusted, (6) the likelihood that Ener1's common stock will be listed on an exchange, (7) the likelihood that Ener1 will be able to obtain alternative financing and (8) the likelihood that Ener1 would be able to force conversion of the debentures.

The fair value of the compound derivative embedded in the 2004 Debentures as of September 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2004 Debentures
Assumptions:	at September 30, 2006	at September 30, 2005
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	120%

Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2004 Debentures:	95%	95%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of :	0.879	0.989

Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%

The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$3.50	$3.50

Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.50	$1.50

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	0%	0%

Based on these management assumptions, the fair value of these embedded derivatives as of September 30, 2006 and 2005 were calculated by management to be $2,737,000 and $7,453,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of September 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2005 Debentures
Assumptions:	at September 30, 2006	at September 30, 2005
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	120%

Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2005 Debentures:	95%	95%

Percent likelihood that an event of default or a fundamental change would occur:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of:	0.973	0.967

Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%

The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures and Ener1's common stock price reached:	$1.75	$1.75

Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.25

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of September 30, 2006 and 2005 were calculated by management to be $4,188,000 and $6,325,000, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Black Scholes Valuation Model

Ener1 valued the asset value of the Series B Preferred Stock Put using the Black Scholes pricing model with the assistance of a valuation consultant. The model uses a number of inputs including the value of the Series B Preferred Stock Warrants and the cost of alternative financing in order to compute the value of the Series B Preferred Stock Put. The assumptions used in the Black Scholes valuation model were: a risk free interest rate of 4.03%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; the term of ten years; volatility of 450%; and dividend yield of 0.0%. The Series B Preferred Stock Put was terminated on March 30, 2006 in conjunction with an agreement with Ener1 Group. Accordingly, the Series B Preferred Stock Put had no value at September 30, 2006.

Ener1 used the Black Scholes pricing model to determine the fair values of the warrants and the conversion feature derivatives of its preferred stocks. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.  Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 135% during the years ended December 31, 2003, 2004 and 2005. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year and at September 30, 2006.

	Issue Date	Volatility	Risk Free Interest Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10

Prices and average rates at:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39
September 30, 2006		138%	4.6%	$0.31

10.   INVESTMENT IN ENERSTRUCT

In 2003, Ener1 invested $2,003,000 in EnerStruct, Inc., a Japanese company, in exchange for an initial 49% ownership interest. ITOCHU Corporation invested $1,100,000 plus equipment totaling approximately $500,000 for an initial 51% ownership interest. Through September 30, 2006, Ener1’s investment in EnerStruct was reduced by $1,806,000 which represents Ener1’s share of EnerStruct losses through that date. As a result of subsequent ITOCHU and third party investments in EnerStruct, Ener1’s interest in EnerStruct has been reduced to 42% at September 30, 2006.

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

Summarized financial information of EnerStruct is as follows as of September 30, 2006 and for the three month period then ended (in thousands):

Cash	$376
Total assets	1,777
Total liabilities	111
Net (loss)	(279)

11.  RELATED PARTY TRANSACTIONS

Intercompany transactions with Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of Ener1. Ener1 billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, Ener1 has from time to time used various services and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual cost of these services and employees. As of September 30, 2006, the net balance due to Ener1 from Ener1 Group and its subsidiaries was $81,000. Effective October 12, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 31% of Ener1’s salary and other costs for Ajit Habbu, who became at that time Chief Financial Officer of Ener1.

In January 2006, Ener1 Group agreed to assume Ener1’s lease on an office in New York City, New York, for which the monthly rent is $35,520. The lease expires in September 2010. Ener1 expensed the leasehold improvements made to this office space of $60,000 during the quarter ended March 31, 2006. The lease payments on the office space are secured by a letter of credit in the name of Ener1; the letter of credit is secured by a cash collateral account of $224,000. The letter of credit has not been cancelled as of September 30, 2006.

Series B Preferred Stock Put

On October 15, 2004, Ener1 Group agreed to purchase, from time to time at Ener1’s request, up to 30,000 shares of the Series B Preferred Stock, Series B Preferred Stock Put, at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if Ener1 requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, Ener1 is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In February 2005, at Ener1’s request, Ener1 Group purchased 2,500 of Ener1’s Series B Preferred stock and warrants to purchase 138,890 shares of Ener1’s common stock, for $250,000, and Ener1 paid Ener1 Group a fee of $83,333. In consideration of Ener1 Group’s exercise of certain warrants prior to their expiration as described below, Ener1 agreed on March 30, 2006 to terminate this obligation – see next paragraph.

Warrant Exercise Agreement

On March 30, 2006, Ener1 Group agreed to exercise certain warrants and purchase Ener1's entire equity interest in Ener EL Holdings, Inc. Ener1 also issued to Ener1 Group a new immediately exercisable, ten-year warrant to purchase 20,000,000 shares of Ener1 common stock at an exercise price of $0.50 per share. Ener1 thus expensed (1) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group which was recorded at fair value which approximated the carrying value, (2) $584,000 representing the fair value of the Series B Preferred Put that was terminated, and (3) $228,000 of intercompany receivables. On June 30, 2006, Ener1 Group exercised the remaining Battery Warrants. Ener1 issued the warrants described above to purchase 20,000,000 shares to Ener1 Group and recorded the fair value of these warrants, $9,200,000, as an expense on the date they were issued on June 30, 2006.

Ener1 Group exercised the Battery Warrants to purchase an aggregate of 69,000,000 shares of Ener1’s common stock at an exercise price of $0.08 per share during the six months ended June 30, 2006. Total proceeds to Ener1 from the exercise transactions were $5,520,000. The expiration date of the exercised warrants was 2012. Paid in capital increased $31,279,000 during the six months ended June 30, 2006 due to the exercise of the Battery Warrants comprised of $4,830,000 from the proceeds in excess of the par value of the Common Stock and $26,449,000 from the fair value of the Battery Warrant derivative at the dates of exercise.

Ener1 Group 2006 Convertible Notes and Warrants

From June 29, 2006 through September 30, 2006, Ener1 Group loaned Ener1 $7,430,000, of which a note for $3,250,000 ("Group Note I") and a note for $3,100,000 ("Group Note II") have been structured as subordinated convertible debt, and the remaining advances ("Group Advances") have been classified as long term debt until the conversion terms and price have been established (in the aggregate, the "Group Notes and Advances"). The net loan proceeds of $7,080,000 have been used for working capital. Under the terms of the Group Note I and Group Note II, Ener1 agreed to pay $250,000 and $100,000, respectively, as financing fees to Ener1 Group; the amounts have been added to the principal balance of the notes payable and recorded as deferred financing costs which are being amortized over the life of the notes. The notes bear interest at the rate of 10% per annum. All interest accrues until the maturity of the notes on April 15, 2009, at which time all principal and accrued interest are payable in full. The notes are subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of Ener1's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the notes will be convertible at Ener1 Group's option into shares of Ener1’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the notes if none of the 2004 or 2005 Debentures are outstanding and certain default or bankruptcy events occur with respect to Ener1.

In connection with Group Note I, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.50 per share. These warrants have a five year term. In connection with Group Note II, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.40 per share and 9,000,000 shares of Ener1’s common stock at an exercise price of $0.60 per share. These warrants have a five year term.

Ener1 is accounting for the warrant and conversion features of Group Note I and Group Note II in accordance with EITF 00-27. The proceeds of Group Note I and Group Note II were first allocated to the warrants at their relative fair value and credited to paid in capital. Ener1 used the Black Sholes pricing model to value the warrants issued with the Group Notes I and II. For Group Note I, the model assumes a risk free interest rate of 5.1%, the current stock price at date of issuance of $0.47 per share, the exercise price of the warrants of $0.50, the term of five years and volatility of 141%. For Group Note II, the model assumes a risk free interest rate of 4.6%, the current stock price at date of issuance of $0.31 per share, the exercise price of the warrants of $0.40 and $0.60, the term of five years and volatility of 138%. Ener1 recorded a discount to each convertible note equal to the relative fair value of the warrants, which will be amortized over each life of each note as interest expense. The intrinsic value of the conversion feature was $1,602,000 and $1,032,000 for Group Note I and Group Note II, respectively, at the dates of issuance. No entry was made to record the value of the conversion feature because the ability of the holder to convert is contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which is considered outside the holder’s control. Once the 2004 Debentures and 2005 Debentures are repaid, Ener1 will revalue the benefit of the conversion feature and record the intrinsic value, if any, as a credit to paid in capital.

The components of the Group Notes and Advances at September 30, 2006 are as follows (in thousands):

	Group Note I	Group Note II	Group Advances	Total Group Notes and Advances
Note proceeds	$3,000	$3,000	$1,080	$7,080
Financing fees	250	100	-	350
Total Notes	3,250	3,100	1,080	7,430
Discount equal to relative fair value of warrants	(1,797)	(2,209)	-	(4,006)
Accretion of discount	108	-	-	108
Accrued interest payable at maturity	83	40	1	124
Balance at September 30, 2006	$1,644	$931	$1,081	$3,656

12.   STOCK AND OPTION ISSUANCES DURING QUARTER ENDED SEPTEMBER 30, 2006

Ener1 issued 29,464 shares of common stock to a firm as compensation for public relations services during the quarter ended September 30, 2006 and recorded general and administrative expense of $12,000.

13.  STOCK-BASED COMPENSATION

Adoption of New Accounting Guidance and Transition

At January 1, 2006, Ener1 has five stock-based employee, executive and director compensation plans. Prior to December 31, 2005, Ener1 accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Effective January 1, 2006, Ener1 adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” and related Interpretations (“SFAS 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated.

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R on January 1, 2006, Ener1’s income before income taxes and net income for the quarter ended September 30, 2006 are $394,000 lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the quarter ended September 30, 2006 would have been $(0.02) and $(0.02), respectively, if Ener1 had not adopted SFAS 123R, compared to reported basic and diluted loss per share $(0.02) and $(0.02), respectively. Ener1 recorded share based compensation costs of $394,000 for the third quarter of 2006.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rates are estimated to be 10% of total outstanding options based on actual experience through December 31, 2005. Estimated forfeitures are adjusted annually to actual forfeiture experience as needed.

In connection with the adoption of SFAS 123R, Ener1 estimates the fair value of each stock option on the date of grant using a Black Scholes Model option valuation model, applying the following assumptions, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The average risk free interest rate used through September 30, 2006 was 3.5%.

Expected Volatility: Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The average expected volatility used during the period options were granted was 100%.

Expected Dividend Yield : Ener1 does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

A summary of option activity under Ener1’s stock plans as of September 30, 2006 and the changes during the third quarter of 2006 is presented below:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2005	24,605,617	$0.53
Granted	-
Exercised	(319,314)	$0.10
Forfeited or expired	(9,619,098)	$0.56
Outstanding at September 30, 2006	14,667,205	$0.45	7.5	$312,774
Vested or expected to vest at September 30, 2006	13,200,484	$0.45	7.5	$281,497
Exercisable at September 30, 2006	12,767,204	$0.52	7.3	$183,774

No options were granted and no options to purchase shares were exercised in the third quarter of 2006. As of September 30, 2006, there was $673,000 of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of one year.

Performance Share Option Plan

On October 1, 2005, an officer of EnerDel was granted an option to purchase 1,000,000 shares of Ener1 common stock at the exercise price of $.49 per share, vesting 25% on each of the first four anniversaries of the date of the grant. The officer’s right to exercise this option is subject to EnerDel achieving certain revenue thresholds. The performance goals are not expected to be met at this time, and no compensation cost has been recognized in the three months and nine months ended September 30, 2006 in connection with this plan.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

Until January 1, 2006, Ener1 accounted for stock options under the intrinsic value method specified in APB 25 and adopted the disclosure-only provisions of SFAS 123 for periods prior to January 1, 2006. Accordingly, compensation cost for prior reported periods has been recognized for grants under the stock option plans only when the exercise prices of employee stock options were less than the market prices or fair values of the underlying stock on the date of grant.

The table below illustrates the effect on net earnings and earnings per share if Ener1 had applied the fair value recognition provisions of SFAS 123 to options granted in the three and nine months ended September 30, 2005 (in thousands):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as reported	$(30,697)	$18,105
Add stock-based compensation
determined under intrinsic
value-based method	265	794
Less stock-based compensation
determined under fair value-
based method	(856)	(2,707)
Net income (loss) pro forma	(31,288)	16,192
Preferred stock dividends	(729)	(2,209)
Net income (loss) attributable
to common shareholders pro forma	$(32,017)	$13,983

Net income (loss) per share, pro forma basic	$(0.09)	$0.04
Net income (loss) per share, pro forma diluted	$(0.09)	$(0.02)

14.  EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and from the conversion of Ener1’s convertible debentures. Weighted-average common shares for the quarter ended September 30, 2006 do not include the common stock equivalents represented by common stock options and the 2004 Debentures because their inclusion would be anti-dilutive. Ener1’s Series B Convertible Preferred Stock was not convertible at September 30, 2006 or September 30, 2005 and these common stock equivalents were excluded from the earnings per share calculations. Diluted earnings per share is computed using the net income attributable to common shareholders and adjusted by the income statement effect of warrants, options and convertible instruments as if the dilutive securities had been converted at the beginning of the period. If a debt security is deemed to be dilutive, the related interest expense, including accretion of debenture discounts, and the gain or loss on the related embedded derivative liability are added back to the income or loss for the purposes of computing diluted earnings or loss per share. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been included in the computation of diluted net loss per share for all periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted Average Shares Outstanding - Basic	416,993	347,456	396,297	347,456
Plus net shares from assumed conversion of warrants
under treasury stock method	-	-	-	58,940
Plus shares from assumed conversion of
convertible instruments:
2004 Debentures	-	-	-	16,016
2005 Debentures	-	-	-	10,630
Weighted Average Shares Outstanding - Diluted	416,993	347,456	396,297	433,042

The following is a reconciliation of net income as reported and net income used in the numerator for the calculation of diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss) as reported	$(6,015)	$(30,697)	$(37,553)	$18,105
Less preferred stock dividends and accretion	(661)	(729)	(2,033)	(2,209)
Add interest expense and accretion of discount on
convertible debentures	-	-	-	7,148
Less derivative gain on convertible debentures	-	-	-	(5,989)
Less derivative gain on warrants	-	-	-	(24,150)
Net loss computed for diluted net loss per share	$(6,676)	$(31,426)	$(39,586)	$(7,095)

15.   COMMITMENTS AND CONTINGENCIES

Litigation

Ener1 receives communications from time to time alleging various claims. These claims include, but are not limited to, allegations that certain of Ener1’s products infringe the patent rights of other third parties. Ener1 cannot predict the outcome of any such claims or the effect of any such claims on Ener1’s operating results, financial condition, or cash flows.

16.   SUBSEQUENT EVENTS

On November 9, 2006, Ener1 entered into a Forbearance Agreement with Satellite Asset Management, L.P. ("Satellite"), a holder of Ener1's 2004 Debentures and 2005 Debentures. Satellite agreed to forbear until December 24, 2006 from any action for arising from Ener1's failure to make payments of registration delay expenses to Satellite under the terms of the Registration Rights Agreements relating to the 2004 and 2005 Debentures. Ener1 will place $450,000 in an escrow account for the benefit of Satellite and if by December 24, 2006 Satellite has not received from Ener1 a term sheet for restructuring the debentures on terms satisfactory to Satellite, Satellite may either apply the escrowed amount toward payment of registration delay expenses owed to Satellite or have the escrow applied toward Satellite’s portion of the interest payment for the debentures due December 31, 2006.

Ener1 borrowed $455,000 from Ener1 Group to fund the escrow account and pay related legal expenses. The remaining loan proceeds will be used to pay legal expenses related to the Forbearance Agreement. These funds will be paid to Satellite as indicated above, in accordance with the terms of a Deposit Agreement, dated November 9, 2006, among Ener1, Ener1 Group, Satellite and Wilmington Trust.

The forbearance can be terminated prior to December 24, 2006 in the event of Ener1's failure to comply with the Deposit Agreement, the occurrence of certain bankruptcy-related events, or the inaccuracy of any representation made by Ener1 in the Forbearance Agreement or the 2004 and 2005 Debentures.

The $455,000 Ener1 Group loan bears interest at a rate of 10% per year and principal and interest is payable at maturity on April 15, 2009. Ener1 Group's rights under the note are subordinated to the prior payment in full of all Ener1's obligations under the 2004 and 2005 Debentures. If none of the 2004 and 2005 Debentures are outstanding, Ener1 Group may elect to convert the principal and accrued interest under the note into shares of Ener1 common stock at a conversion price of $0.50 per share. Ener1's failure to pay any amount due under the note, or the occurrence of certain bankruptcy-related events, will constitute an event of default under the note.

On October 12, 2006, Ener1 hired Mr. Ajit Habbu as its Chief Financial Officer. Mr. Habbu’s salary is initially $325,000 per year, of which $100,000 will be paid by Ener1 Group in accordance with a separate arrangement between Ener1 Group and Ener1. The agreement awards Mr. Habbu an option to purchase 2.5 million shares of Ener1 common stock, which would vest 30%, 30% and 40%, respectively, on the first three anniversaries of the date of grant. Mr. Habbu will spend a portion of his time performing services for Ener1 Group as its Chief Financial Officer. On October 16, 2006, Gerard Herlihy resigned as CFO of Ener1 to resume, on a full time basis, his duties as President and CFO of Splinex Technology Inc., an Ener1 Group related company.

On November 7, 2006, Ener1 entered into settlement agreements in connection with two lawsuits previously filed against it by Pankaj Dhingra and A. Ernest Toth, Jr. in amounts that will not have a material effect on the consolidated financial statements.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $188,000,000 and negative working capital of $14,044,000 as of September 30, 2006. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2006 and 2007 and additional financing will be required to fund Ener1’s planned operations and meet its current obligations through those periods. Such conditions raise substantial doubt about Ener1’s ability to continue as a going concern. Management believes that our ability to raise additional funds for our operations and further execute our business plan has been adversely affected by our previous inability to file and have declared effective by the SEC any post-effective amendments or new registration statements.

The terms of the Registration Rights Agreements executed in connection with the issuance of our senior secured convertible debentures due 2009, issued in January 2004 (the “2004 Debentures”) and our senior secured convertible debentures due 2009, issued in March 2005 (the “2005 Debentures”) require us to register the resale of the common stock underlying the 2004 Debentures and associated warrants until January 20, 2006 and to register the resale of the common stock underlying the 2005 Debentures and associated warrants until March 14, 2007. In addition, the Registration Statement for the 2005 Debentures requires us to maintain a listing for our common stock on the OTC Bulletin Board or major exchange. If either of those registration statements are not available for use at any time during the required periods or we fail to maintain the required stock listing, we are required to make certain payments to the purchasers of the 2004 and/or 2005 Debentures, as the case may be (the “registration delay expenses”). The registration statement for the 2005 Debentures was not available for use from November 21, 2005 through September 8, 2006, and the registration statement for the 2004 Debentures was not available for use from November 21, 2005 through September 12, 2006 (the required registration period for the 2004 Debentures and resulting accrual of registration delay expenses ended on January 20, 2006). As a result of our failure to file timely reports with the Securities and Exchange Commission, our stock was delisted from the OTC Bulletin Board from December 22, 2005 to April 6, 2006. As a result of these events, as of September 30, 2006 we had accrued but not paid a total of $2.7 million in registration delay expenses under the 2004 and 2005 Debentures. Effective as of November 9, 2006, we entered into a Forbearance Agreement with the holders of $9.5 million of our 2004 Debentures and $10.0 million of our 2005 Debentures. The Forbearance Agreement provides that the holder will take no action in connection with our nonpayment until December 24, 2006, subject to the terms of the Forbearance Agreement.

Results of Operations

We had no significant sales or gross margin from continuing operations in either of the three or nine month periods ended September 30, 2006 and 2005. Sales in the nine months ended September 30, 2006 were for services provided by our fuel cell business.

Three Months Ended September 30, 2006

Net income. We reported a net loss of $6,015,000 for the quarter ended September 30, 2006, a decrease of $24,682,000 when compared to net loss of $30,697,000 for the quarter ended September 30, 2005. The decrease is due primarily to a decrease in gain or (loss) on derivative liability of $25,950,000 which resulted primarily from declines in the price of Ener1’s common stock and the cessation of registration delay penalties, partially offset by higher interest expenses due to a higher interest rate and higher registration delay expenses.

Losses from operations. We reported losses from operations of $3,469,000 for the quarter ended September 30, 2006, a decrease of $200,000 when compared to losses from operations of $3,669,000 for the quarter ended September 30, 2005. The decrease in operating losses was attributable primarily to a decrease in general and administrative expenses of $991,000 offset by an increase in research and development expenses of $717,000.

Research and development (“R&D”) expenses. R&D expenses were $1,911,000 and $1,194,000 for the quarters ended September 30, 2006 and 2005, respectively. The increase in R&D expenses of $717,000 is primarily due to increases in salaries and benefits, contracted labor for producing samples and professional fees in the 2006 quarter. During the quarter ended March 31, 2006, our battery business consolidated its operations, equipment and personnel into the Indiana manufacturing and R&D facility, and began accelerating its Li-ion battery development activities. We expect our battery business to increase its R&D expenditures substantially during the remainder of 2006 and during 2007. Our fuel cell business increased its R&D activity during fiscal 2006 as it moved its personnel into our West Palm Beach facility in the first quarter and began new product development activities. Overall, our R&D salaries and benefits increased $294,000, contracted labor increased $174,000, and professional fees increased $104,000 during the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005. Professional fees include legal fees for patent work and consulting fees to assist Ener1 in obtaining government grants. R&D expenses were offset by $146,000 of expense reimbursement from the advanced battery consortium (USABC).

General and administrative expenses (“G&A”). G&A decreased $991,000 to $1,434,000 in the third quarter ended September 30, 2006 compared to $2,425,000 for the quarter ended September 30, 2005. The major components of G&A are compensation, which includes salaries and benefits and severance, professional fees and stock compensation expense. G&A compensation decreased $683,000 to $768,000 from $1,451,000 in the prior year quarter primarily due to a decrease in wages and benefits of $399,000 and decrease in severance of $284,000. Stock compensation expense increased $129,000 to $394,000 due to the January 1, 2006 adoption of SFAS 123R which requires us to record the fair value of shares issuable under employee stock options as compensation cost. Professional fees decreased $279,000 in the quarter ended September 30, 2006 due to the completion and filing of three resale registration statements during the quarter ended September 30, 2006.

Gain or loss on derivative liability. We recorded a gain on derivative liability of $2,346,000 for the three months ended September 30, 2006, versus a loss on derivative liability of $23,604,000 for the three months ended September 30, 2005, a difference of $25,950,000. The overall magnitude of derivative gains and losses declined in the quarter ended September 30, 2006 due to the determination that certain warrants would no longer be treated as derivative liabilities as a result of the exercise of all of the Battery Warrants. As a result of the conversion of all of the Battery Warrants on June 30, 2006, all warrants except for the 2005 Debenture Warrants were deemed no longer to be derivatives under SFAS 133 and EITF 00-19. The warrants previously treated as derivative liabilities were valued at fair value on June 30, 2006 with a corresponding gain or loss on derivatives.

Nine Months Ended September 30, 2006

Net income. We reported a net loss of $37,553,000 for the nine months ended September 30, 2006, a decrease of $55,658,000 when compared to net income of $18,105,000 for the nine months ended September 30, 2005. The decrease is due primarily to: (1) increased G&A expenses of $8,679,000 due primarily to $10,127,000 of warrant modification costs associated offset by an overall reduction in G&A spending, (2) decreased derivative gains and losses of $52,524,000 which resulted primarily from declines in the price of Ener1’s common stock and the cessation of registration delay penalties, (3) decreased R&D expenses of approximately $13,920,000 due primarily to the expensing in fiscal 2005 of (a) $10,527,000 for the value of assets charged to research and development expense, (b) $1,000,000 of costs associated with a research and development contract with EnerStruct, Inc., (4) higher interest expenses of $1,917,000 due to a higher interest rate on the 2005 Debentures and due to the 2005 Debentures being outstanding for only seven months in fiscal 2005, (5) higher registration delay expenses of $2,016,000, and 6) a reduction of $4,009,000 in minority interest income.

Losses from operations. We reported losses from operations of $22,215,000 for the nine months ended September 30, 2006, a decrease of $5,358,000 when compared to losses from operations of $27,573,000 for the nine months ended September 30, 2005. The decrease in operating losses was attributable primarily to decreases in research and development expenses of $13,920,000, offset by an increase in general and administrative expenses of $8,679,000.

Research and development (“R&D”) expenses. R&D expenses were $4,016,000 and $17,936,000 for the nine months ended September 30, 2006 and 2005, respectively. The reduction in R&D expenses of $13,920,000 is primarily due to due to (1) the expensing in fiscal 2005 of $10,527,000 for the value of Fort Lauderdale assets charged to R&D expense and $1,000,000 of costs associated with a research and development contract with EnerStruct, Inc. and (2) decreases in salaries, R&D materials, recruiting, rent, and contract labor. Overall, R&D salaries and benefits decreased $411,000, professional fees increased $104,000, rent decreased $309,000, contract labor decreased $365,000, and R&D materials and equipment expense decreased $1,140,000 during the nine months ended September 30, 2006. The rent decrease was due to a rent credit of $313,000 resulting from the termination of leasehold improvement payment obligations on our Indiana facility.

General and administrative expenses (“G&A”). G&A increased $8,679,000 to $17,903,000 in the nine months ended September 30, 2006 compared to $9,224,000 for the nine months ended September 30, 2005. The major components of G&A expenses are compensation, professional fees, outside services, insurance, stock compensation expense and warrant modification expense. G&A compensation costs decreased $1,106,000 to $2,978,000 from $4,084,000 in the prior year nine month period primarily due to lower salaries, bonuses and severance. Professional fees increased $365,000 to $1,741,000 in the nine months ended September 30, 2006 due primarily to higher legal and accounting services necessary to complete and file amended financial statements in response to comment letters from the Securities and Exchange Commission, which were completed in August 2006, and updated registration statements based on the amended financial statements, which registration statements were completed and filed in September 2006. Stock compensation expense increased $375,000 to $1,168,000 due to the January 1, 2006 adoption of SFAS 123R.

G&A expenses for the nine months ended September 30, 2006 include $10,127,000 of expenses related to the modification of the terms of Battery Warrants under an agreement (the “Warrant Exercise Agreement”) with Ener1 Group entered into on March 30, 2006. The costs included (1) $228,000 of intercompany receivables from Ener1 Group in order to release Ener1 Group from outstanding obligations to Ener1 for intercompany services and payments provided to Ener1 Group as of March 30, 2006, (2) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group which was recorded at fair value which approximated the remaining book value, (3) $584,000 representing the fair value of the Series B Preferred Put which was terminated, and (4) $9,200,000 for the fair value of the warrants issued to Ener1 Group to purchase up to 20,000,000 shares of our common stock.

Provision for income taxes. The effective tax rate in 2005 and 2006 was zero percent. The gain on derivative liability is not considered income for federal income tax purposes. As a result, we reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in our deferred tax asset valuation allowance.

Interest expense and registration delay expenses. Interest expense increased $662,000 to $3,515,000 for the three months ended September 30, 2006 compared to $2,853,000 in the quarter ended September 30, 2005. Interest expense increased $1,917,000 to $9,520,000 for the nine months ended September 30, 2006 compared to $7,603,000 for the nine months ended September 30, 2005. Interest expense for the nine month period increased due to the inclusion of a full nine months of interest on the 2005 Debentures, and increase in the interest rate to 15% on both the 2004 Debentures and 2005 Debentures. We accrued $498,000 and $2,016,000 of registration delay expenses under our Debenture agreements in the three and nine months ended September 30, 2006; the expenses accrued through January 20, 2006 for the 2004 Debentures and through September 8, 2006 for the 2005 Debentures, at which time we obtained effectiveness of the registration statement for the 2005 Debentures.

Minority interest. Minority interest income or loss decreased $4,009,000 for the nine months ended September 30, 2006 compared to the prior year period. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in EnerDel’s cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance. Minority interest in 2006 represents 100% of the dividends payable on the Series A Preferred Stock due to Delphi.

Gain or loss on derivative liability. For the nine months ended September 30, 2006, we reported a loss on derivative liability of $1,402,000 versus a gain on derivative liability of $52,122,000 for the nine months ended September 30, 2005, a difference of $52,524,000. The gain in the nine months ended September 30, 2005 resulted from a decrease in the reported value of derivative liabilities due primarily to decreases in the market value of our common stock at September 30, 2005. The overall magnitude of derivative gains and losses declined in the nine months ended September 30, 2006 due to the determination that certain warrants would no longer be treated as derivative liabilities as a result of the exercise of all of the Battery Warrants. As a result of the conversion of all of the Battery Warrants on June 30, 2006, all warrants except for the 2005 Debenture Warrants were deemed no longer to be derivatives under SFAS 133 and EITF 00-19. The warrants previously treated as derivative liabilities were valued at fair value on June 30, 2006 with a corresponding gain or loss on derivatives.

Liquidity and Capital Resources

We do not presently have sufficient funds to execute our business plans, and estimate that we will need to raise $40,000,000 to $50,000,000 in additional capital to conduct our planned operations during the remainder of 2006 and 2007, including planned capital expenditures for pilot production equipment and facilities upgrades at EnerDel and funding of continuing R&D expenses. We intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors. We also need additional short term working capital to fund our operations through December 31, 2006, at which time we intend to seek to raise the additional financing described above. If we are unable to raise adequate permanent capital for our current plan of operations and obligations, we would have to adopt an alternative operating model to continue as a going concern. If we are unable to obtain sufficient funding for the remainder of 2006 from outside investors or other public sources, we plan to seek funding from Ener1 Group, our majority shareholder, on terms similar to those involving the convertible notes issued to Ener1 Group during the second and third quarters of 2006. There is no assurance that Ener1 Group will provide such funds.

Effective as of November 9, 2006, we entered into a Forbearance Agreement with Satellite Asset Management, L.P. ("Satellite"), a holder of our 2004 Debentures and 2005 Debentures. Under the Forbearance Agreement, Satellite agreed to forbear until December 24, 2006 from any action arising from our failure to make payments of registration delay expenses totaling $1,744,750 due to Satellite under the terms of the Registration Rights Agreements relating to the 2004 and 2005 Debentures as a result of our failure to keep resale registration statements for the debenture available for its use during certain periods in 2005 and 2006. The Forbearance Agreement requires us to borrow certain amounts from Ener1 Group and escrow such amounts for payment of a portion of Satellite’s share of accrued but unpaid registration delay expenses or the debenture interest payments due December 31, 2006, at Satellite’s option based on its acceptance or not of a term sheet from us by December 24, 2006 regarding possible terms of restructuring of the debentures. Satellite may terminate its forbearance in the event of our failure to comply with the Deposit Agreement, the occurrence of certain bankruptcy-related events or the inaccuracy of any representation made by us in the Forbearance Agreement or the 2004 and 2005 Debentures.

At September 30, 2006, we had a working capital deficit of $14,044,000 primarily due to aggregate derivative liability of $8,419,000 and accounts payable and accrued expenses of $6,383,000. Accounts payable increased due to delayed payments to vendors and accrued expenses increased due to the registration delay expenses accruing from November 2005 to September 2006. Our working capital deficit excluding the derivative liability was $5,625,000. Our cash at September 30, 2006 was $142,000. In addition, we have restricted cash of $224,000 which is unavailable for corporate use because it remains as collateral for the letter of credit issued in favor of the landlord for the New York City office space now occupied by Ener1 Group. During the nine months ended September 30, 2006, we used $13,430,000 of cash in operations which was funded through financing activities of $12,581,000 and beginning cash on hand of $2,082,000.

During the nine months ended September 30, 2006, our working capital provided by financing activities was $12,581,000 consisting primarily of the proceeds of $5,520,000 from the exercise by Ener1 Group of the Battery Warrants to purchase our common stock and net proceeds from issuance of convertible notes and advances due to Ener1 Group totaling $7,080,000. During the nine months ended September 30, 2006, Ener1 Group exercised Battery Warrants to purchase an aggregate 69,000,000 shares of our common stock at an exercise price of $0.08 per share. The expiration date of the exercised warrants was 2012.

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

Accounting for Derivative Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in our structured borrowings, are separately valued and accounted for on our balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," ("EITF 00-19") which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in Ener1’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with SFAS 133 and EITF 00-19, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature and certain other features of several of our financial instruments should be separately accounted for as assets or liabilities. Our financial statements for the years ended December 31, 2004 and 2005 and nine months ended September 30, 2005 and 2006 reflect the fair value of these warrants and the conversion and other embedded derivatives features on our balance sheets and the unrealized changes in the values of these derivatives in our consolidated statements of operations as “Gain (loss) on derivative liability.”

Prior to their exercise, we determined that the Battery Warrants were a derivative liability under EITF 00-19 because share settlement of these warrants was not within the control of Ener1 as a result of the facts that: (1) the holder of the Battery Warrants was the controlling shareholder of Ener1, and (2) the Battery Warrants contained dilution protection features, with no limit or cap on the number of shares potentially issuable under the Battery Warrants. Therefore, we could not conclude we had sufficient authorized unissued shares to issue the number of shares required under the other warrants subsequently issued by Ener1 as described above. As a result, we determined that these warrants would also be treated as derivative liabilities because we could not conclude that we had sufficient authorized and unissued shares to settle the potential share issuances required under these warrants as long as the Battery Warrants were outstanding. All of the Battery Warrants were exercised by September 30, 2006 and, accordingly, the derivative liabilities of the Battery Warrants were eliminated as well as the derivative liabilities associated with certain other warrants because once the Battery Warrants were no longer outstanding, we were able to determine that we had sufficient authorized unissued shares to issue the number of shares required under these warrants.

We have evaluated our provisions of the registration rights agreements issued in connection with our 2004 Debentures which require us to make registration delay expenses in combination with the respective financial instruments involved. The EITF recently deliberated the impact of liquidated damages clauses in registration rights agreements and the effect on accounting and classification of instruments subject to the scope of EITF 00-19 in EITF Issue 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to Issue No. 00-19” (“EITF 05-04”). The EITF has not reached a consensus on this issue and has deferred deliberation until the Financial Accounting Standards Board addresses certain questions which could impact a conclusion on this issue. Specifically, EITF 05-04 presents alternative views on whether the liquidated damages provisions in registration rights agreements should be combined with or treated separately from the associated financial instrument. As discussed above, we view the registration rights agreement and the financial instrument as one combined freestanding instrument under View A of EITF 05-04. If the EITF were to adopt the view that the registration rights agreement should be viewed as a separate instrument from the financial instrument, we may have to account for additional derivatives or liabilities.

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

We also determined that an agreement entered into in October 2004 under which Ener1 Group agreed to purchase at our request up to $3,000,000 of the Series B Preferred Stock plus warrants was a financial instrument (the "Series B Preferred Stock Put") which we are required to value as a derivative asset and mark to market at each balance sheet date. The Series B Preferred Stock Put was terminated on March 30, 2006, and, accordingly, is no longer subject to SFAS 133 and EITF 00-19.

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

The primary determinants of the economic value of a compound embedded derivative under the lattice model are (1) the price of our common stock, (2) the volatility of our common stock price, (3) the likelihood that we will be required to pay registration delay expenses, (4) the likelihood that an event of default or a change in control will occur, (5) the likelihood that the conversion price will be adjusted, (6) the likelihood that the our common stock will be listed on an exchange, (7) the likelihood that we will be able to obtain alternative financing and (8) the likelihood that we would be able to force conversion of the debentures.

The fair value of the compound derivative embedded in the 2004 Debentures as of September 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2004 Debentures
Assumptions:	at September 30, 2006	at September 30, 2005
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	120%

Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2004 Debentures:	95%	95%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of :	0.879	0.989

Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%

The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$3.50	$3.50

Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.50	$1.50

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	0%	0%

Based on these management assumptions, the fair value of these embedded derivatives as of September 30, 2006 and 2005 were calculated by management to be $2,737,000 and $7,453,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of September 30, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2005 Debentures
Assumptions:	at September 30, 2006	at September 30, 2005
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	120%

Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2005 Debentures:	95%	95%

Percent likelihood that an event of default or a fundamental change would occur:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of:	0.973	0.967

Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%

The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures and Ener1's common stock price reached:	$1.75	$1.75

Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.25

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of September 30, 2006 and 2005 were calculated by management to be $4,188,000 and $6,325,000, respectively.

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

We used the Black Scholes pricing model to determine the fair values of our warrants and the conversion feature of our preferred stock. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss. In particular, we use volatility rates based upon the closing stock price of our common stock since January 2002, when our company underwent a change in control. We determined that share prices prior to this period do not reflect the ongoing business valuation of our current operations. We use a risk free interest rate which is equal to the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. We use the closing market price of our common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on our balance sheet. The volatility of our stock price has ranged from 296% to 135% during the years ended December 31, 2003, 2004 and 2005. Our volatility rate will likely change in the future. Our stock price will also change in the future. To the extent that our stock price increases, our derivative liability will also increase, absent any change in volatility rates. To the extent that our volatility decreases in the future, the value of the derivative liability will also decrease, absent any change in our stock price. The following table shows the volatility, risk free rate and market price used in the calculation of the Black Scholes call value for each derivative at issuance date and at the end of each year and at September 30, 2006.

	Issue Date	Volatility	Risk Free Interest Rate	Market Price	Term in Years
At Issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Series B Preferred Stock Put	10/15/2004	450%	4.0%	$0.65	10
Battery Warrants	9/6/2002	201%	1.7%	$0.05	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10

Prices and average rates at:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39
September 30, 2006		138%	4.6%	$0.31

Accounting for Share-Based Payments

Prior to December 31, 2005, Ener1 accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Effective January 1, 2006, Ener1 adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” and related Interpretations (“SFAS 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial position, cash flows, and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows, and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

Off-Balance Sheet Arrangements

At September 30, 2006, we did not have any off-balance sheet arrangements, as defined in item 303(c)(2) of Regulation S-B.

Item 3.  Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the individuals serving as our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  During the course of this evaluation, we identified deficiencies in our internal controls and inadequacies in our disclosure controls relating to accounting for additional compound embedded derivatives in our debentures, recording additional discount and interest accretion on the debentures, valuing warrants issued with the 2004 Debentures, recording of the value of the Series B Preferred Stock Put, and reflecting the presentation of the Series A Preferred Stock dividend as a reduction in minority interest income. On August 4, 2006, we amended our Quarterly Report on Form 10-QSB for the period ended September 30, 2005 to restate our financial statements for the quarter and nine-month periods ended September 30, 2005. As a result of these inadequacies in our disclosure controls and deficiencies in our internal controls, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

We are in the process of improving our internal controls and disclosure controls in an effort to remediate these deficiencies and inadequacies through the following efforts: 1) implementing better controls and procedures over the evaluation of derivative liabilities in financial instruments and 2) improving supervision and training of our accounting staff. We are continuing our efforts to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

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

On November 7, 2006 we entered into settlement agreements for each of the lawsuits previously filed against us by Pankaj Dhingra and A. Ernest Toth, Jr. in amounts that will not have a material effect on our consolidated financial statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, August 1 and September 1, 2006, we issued to Marston Webb International, Inc. 8,511, 9,524 and 11,429 shares, respectively, of our unregistered common stock as compensation for public relations services.

On September 30, 2006, in accordance with the terms of a convertible note purchased by Ener1 Group, we issued to Ener1 Group a warrant to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.40 per share and a warrant to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.60 per share.

All of the security issuances described above were exempt from registrationunder Section 4(2) of the Securities Act of 1933, as sales not involving a public offering. The shareholders were deemed accredited and the securities issued contain the appropriate restrictive legends.

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

4.14
Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures incorporated by reference to Item 10.1 of Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.15
Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1‘s 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.‘s 5% Senior Secured Convertible Debentures incorporated by reference to Item 10.3 of Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.16	Convertible Note issued to Ener1 Group, Inc. dated June 30, 2006, incorporated by reference to Item 4.16 of Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

4.17
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Item 4.17 of Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

4.18
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 20,000,000 shares of Common Stock of the Registrant, incorporated by reference to Item 4.18 of Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2006.

4.19	Convertible Note issued to Ener1 Group, Inc. dated September 30, 2006. *

4.20	Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant.*

4.21	Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant.*

4.22	Agreement dated October 3, 2006 between Ener1 Group, Inc. and Ener1, Inc. regarding payment of salary and other costs of Ener1, Inc. for Victor Mendes*

4.23	Agreement dated October 3, 2006 between Ener1 Group, Inc. and Ener1, Inc. regarding payment of salary and other costs of Ener1, Inc. for Ajit Habbu*

4.24	Employment Agreement between Ener1, Inc. and Ajit Habbu*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: November 14, 2006	By:	/s/ Ronald Stewart
Ronald Stewart
Interim Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2006	By:	/s/ Ajit Habbu
Ajit Habbu
Chief Financial Officer (Principal Financial and Accounting Officer)