Form 10KSB
period 2006-12-31
ENER1 INC
filed 2007-04-09
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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
Yes ☐  No ☒

The issuer’s revenue for its fiscal year ended December 31, 2006 was $100,000.

The aggregate market value of voting stock held by non-affiliates (67,884,114 shares) as of April 3, 2007: $19,686,000 based on the $0.29 closing price for the common stock quoted on the OTC Bulletin Board on such date.

Shares of Common Stock outstanding as of March 31, 2007: 438,991,830 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ENER1, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1: BUSINESS

BUSINESS

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, Inc., which is an 80.5% owned subsidiary that we operate as a joint venture with Delphi Corporation, develops lithium-ion (“Li-ion”) batteries and complete battery packs, including electronic controllers and battery management systems for use in hybrid electric vehicles (HEVs). Our wholly-owned subsidiary, EnerFuel, Inc., develops fuel cell components and products, including fully-integrated fuel cell-based specialty products. Our wholly-owned subsidiary, NanoEner, Inc., develops technologies, nanostructured materials and processing technology for use in a variety of industrial applications.

EnerDel was formed in October 2004. Its activities focus on development and commercialization of battery material, cells, electronic controls and manufacturing processes, and production and testing of prototypes.

In June 2005, we restructured EnerDel's operations based on a change in strategy to focus development and marketing efforts on U.S.-based production of Li-ion batteries for U.S. manufacturers of HEVs. HEVs are cars that are powered by combining an electric motor with a combustion engine. HEVs use a gasoline or diesel engine as the primary source of propulsion, and an electric motor powered by battery provides additional power when needed. In addition, HEVs can use the electric motor as the sole source of propulsion for low-speed, low-acceleration driving, such as in stop-and-go traffic or for backing up. HEVs require "high-rate" or "high power" batteries, which are batteries that can discharge rapidly, providing high levels of power output quickly, in order to power high-stress applications such as driving in stop-and-go traffic, accelerating and braking.

EnerDel's change in strategy was based on our determination that the high-rate battery technology and automated manufacturing process technologies we were able to acquire from our affiliate, EnerStruct, Inc. ("EnerStruct") would enable us to pursue the emerging market for HEV batteries more effectively. During the second half of 2005, we decided to consolidate EnerDel’s development engineering and production activities in our Indianapolis, Indiana facility.

During the last year, we built a pilot production line to produce sample battery cells and we intend to add additional equipment to produce completed product for HEVs. In order to execute these plans, we currently expect that during the next two years we will need to make capital expenditures of $20,000,000 and increase our research and development expenses to approximately $10,000,000 annually. We will need to raise a minimum of $40,000,000 over the next two years to implement this strategy, plus an additional $20,000,000 for administration and financing costs. We intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors.

In May 2006, EnerDel was awarded a cost-sharing development contract by the United States Advanced Battery Consortium (“USABC”) to provide funding for battery research. The USABC is a consortium of the three U.S. auto manufacturers -- Ford, General Motors and DaimlerChrysler, with funding provided by the U.S Department of Energy (DOE). The charter of the USABC is to support the commercial development of alternative energy for automotive applications. The development contract is the first phase of what is expected to be a multi-phase, multi-million dollar program. EnerDel's responsibilities under the first phase of this program are to provide samples of Li-ion batteries that offer potentially significant advantages in terms of weight, volume, performance and safety over existing technologies for HEVs. Argonne National Laboratory (ANL) is a subcontractor to EnerDel in this project. EnerDel made its first scheduled delivery of samples at the end of November 2006. In January 2007, EnerDel received test results of its battery cells from USABC, conducted by Idaho National Laboratory. The results met or exceeded all of goals established by USABC. In February 2007, EnerDel delivered an improved generation of cells for the next phase of testing, the results of which are expected to be received in April 2007.

We believe that the market for HEVs will grow dramatically in the next few years. We also believe that Li-ion batteries will replace existing battery technology for HEVs once the technology is adopted for automotive use because Li-ion batteries weigh less and have more power than existing HEV batteries. In addition, major auto makers are introducing new HEV models and announcing plans for additional HEVs. We believe that EnerDel has a battery technology and manufacturing process capability that will give it a competitive edge in this emerging market. Therefore, EnerDel is focusing primarily on the HEV market.

EnerDel is obtaining certain key elements of its technology from EnerStruct, which we formed with ITOCHU Corporation in 2003 to pursue technology development and marketing opportunities for Li-ion batteries in Japan. We and ITOCHU have each licensed to EnerStruct some of our respective battery technologies for use in Japanese markets. EnerStruct and EnerDel have entered into an agreement under which EnerStruct is working with EnerDel to develop high-rate battery and manufacturing technologies for use by EnerDel.

We restructured EnerFuel's fuel cell business plan and operations in January 2006. EnerFuel now focuses on developing what it believes will be the next generation of high-temperature fuel cells, intended to address the fuel cell industry's need for fuel cells that are smaller, less costly and less complex. EnerFuel is pursuing fuel cell related opportunities in the portable power, auxiliary power, distributed power and backup power markets. As part of the restructuring, EnerFuel hired a president with ten years of experience in these markets, having built a fuel cell company from startup and operated it successfully. EnerFuel has further expanded its development capability by hiring a team of engineers with experience from a major fuel cell industry participant. EnerFuel has also acquired additional fuel cell development equipment and leased a fuel cell development facility into which it has moved most of its operations.

NanoEner, our nanotechnology subsidiary, has built prototype equipment that utilizes our proprietary vapor deposition and solidification (“VDS”) process for depositing materials onto battery electrodes as part of the battery cell manufacturing process. We are currently evaluating NanoEner's operations and business prospects in order to determine whether to pursue our nanotechnology operations as a separate line of business. We are also continuing to evaluate NanoEner’s capabilities of providing nanotechnology to our other business units.

At March 1, 2007, we had a total of 73 full time employees, including 39 full time EnerDel employees, 15 full time EnerFuel employees, 4 full time NanoEner employees and 15 full time Ener1, Inc. employees.

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

During the past five years, we have substantially changed our business focus based on changing market conditions. We have transformed from a computer hardware/software-oriented company to an alternative energy technology company, a process that began shortly after Ener1 Group, Inc., a privately held technology incubator company headquartered in Fort Lauderdale ("Ener1 Group"), acquired an 80% stake in our company in early 2002. Ener1 Group now owns approximately 86% of our outstanding common stock and four of our six directors are affiliated with Ener1 Group.

In September 2002, we acquired Ener1 Battery Company ("Ener1 Battery"), which was engaged in research, development and marketing of lithium battery technologies, from Ener1 Group in return for a combination of equity and debt consideration. This acquisition provided us with several pending patents for various lithium battery technologies; a staff of research and development engineers; the land and building where Ener1 Battery conducted its operations; and lithium battery research, development and production equipment.

After we acquired Ener1 Battery, we began to phase out our software engineering and consulting/set top box business. In May 2003, we transferred substantially all of that business and related assets to one of our subsidiaries, EnerLook Health Care Solutions, Inc. (“EnerLook”), which continued to develop and market set top box technologies, products and services to hotel and hospital customers. In December 2004, we transferred all of the assets of EnerLook to TVR Communications, LLC in return for a 5% equity interest in TVR Communications. In 2006, we transferred this ownership interest to Ener1 Group, our controlling shareholder,

To complement our battery operations and expand our alternative energy business, in September 2003 we began a research and development program focusing on fuel cells and related products and technologies. Since that time, we have added numerous scientists and engineers to our fuel cell staff and filed several patent applications covering various fuel cell technologies, systems and components.

In April 2004, we formed NanoEner, Inc. to pursue technologies for nanomaterials and nanomanufacturing. Initially, these activities focused on applying nanotechnology to improving the performance of Li-ion battery electrodes.

In October 2004, we formed EnerFuel, Inc. to conduct all of our fuel cell activities going forward.

In October 2004, we combined Ener1 Battery’s lithium battery assets with the lithium battery assets of Delphi Corporation in order to form EnerDel.

Our Battery Business

Overview

We have been developing various types of batteries since 2002. Since we acquired Ener1 Battery and its lithium battery business from Ener1 Group, we have pursued a number of different battery chemistries, both primary (non-rechargeable) and secondary (rechargeable), developed various battery and battery cell prototypes and filed several patent applications relating to lithium battery technology and processes.

In July 2003, we and Ener1 Battery entered into a joint venture with ITOCHU Corporation for the development of lithium battery technologies. As part of this joint venture, we and ITOCHU formed EnerStruct and licensed certain of our battery-related technologies to EnerStruct. Since July 2003 EnerStruct has pursued the development of high-rate battery technologies, filed its own patent applications in Japan and elsewhere and worked with us to advance our respective battery technologies. These activities have become increasingly important for our operations during the last two years.

In October 2004, we and Delphi combined our respective lithium battery operations to form EnerDel.

Delphi, which had ten years of experience in Li-ion battery research and development, contributed the following assets to EnerDel: testing and production equipment, Delphi's Li-ion patent portfolio, manufacturing facilities in Indianapolis and technical resources including the services of engineers and technical information. We contributed the following assets to EnerDel: $15,000,000 in cash for working capital, substantially all of our battery-related patents and patent applications, technical resources including scientists and engineers and exclusive use of all of the battery testing and production equipment located at our Ft. Lauderdale facilities. We own 80.5% of EnerDel’s outstanding common stock and Delphi owns the remaining 19.5%. Delphi also owns 8,000 shares of EnerDel 8% Non-Voting Cumulative and Redeemable Series A Preferred Stock, which has a liquidation value of $8,000,000 plus accrued dividends.

In 2006, EnerDel focused its effort on finalizing the development of its technology and made progress towards commercializing its technology. EnerDel’s primary accomplishment in 2006 was the award of a Phase 1 cost-sharing development contract from the USABC a part of the United States Council for Automotive Research (USCAR), an organization founded by DaimlerChrysler, Ford and General Motors that works with the Department of Energy (DOE) to strengthen America’s auto industry through cooperative development of advanced technologies. USABC provides funding under this development contract to match EnerDel for up to $502,000 of EnerDel’s research and development costs. USABC pursues the development of high power and high energy storage technologies to provide future generations of electric, hybrid electric and fuel cell vehicle applications with significantly increased range and performance at a cost competitive with gasoline-powered vehicles. The focus of the twelve month Phase 1 project is to demonstrate that EnerDel's technology meets USABC performance goals in larger format battery cells. EnerDel has been meeting the milestones under this Phase 1 contract and made a scheduled interim delivery of cells to USABC in late November for their testing and evaluation. In January 2007, EnerDel received test results of its cells from USABC, conducted by Idaho National Laboratory. The results met or exceeded all of goals established by USABC. In February 2007, EnerDel delivered an improved next generation of cells for the next phase of testing, the results for which are expected to be received in April 2007. The Phase 1 contract will be completed at that time. This is the first phase of what is expected to be a three-phase program. EnerDel anticipates that it will be awarded a Phase 2 contract under this program in 2007.

EnerDel also invested in electrode manufacturing equipment which was installed in our Indianapolis facility during the year. This equipment is crucial for the continued development and sampling of cells to potential customers.

EnerDel’s Business Strategy

Our goal is to become a leader in the North American HEV, Plug-In Hybrid Electric Vehicle ("PHEV") and Electric Vehicle ("EV") markets for high-rate , high performance batteries based upon our proprietary and unique cell and Li-ion battery system technologies and U.S.-based, mass-manufacturing capability. High energy batteries have high capacity; i.e., they provide the energy stored in the batteries for longer periods to provide long runtimes in the devices they power, but do not generally have the “burst” power capability of high-rate/high power batteries. We intend to target our Li-ion batteries to North American HEV and PHEV manufacturers. We also intend to seek government funding of our research and development activities and to implement cost reduction initiatives.

We believe that the market potential for a high-performance Li-ion battery in automotive and other applications is significant. Li-ion batteries are superior in several respects to the nickel metal hydride ("NiMH") batteries currently used by car manufacturers: they are more powerful, have longer life and, more importantly, occupy less space and weigh less, each of which are critical considerations for automotive manufacturers. We believe that the domestic HEV market may grow dramatically if a better Li-ion battery for HEVs is successfully developed.

Currently, HEVs use the larger, heavier and less powerful NiMH batteries. Li-ion technology for HEVs has not yet been fully developed and commercialized; significant technological and manufacturing cost hurdles remain. However, Toyota, the industry leader in HEVs, other battery manufacturers, such as Johnson Controls and A123, have announced plans to develop Li-ion batteries for automotive use during the next several years. We believe that the first companies to develop a proven (and cost-effective) Li-ion battery for HEVs will have a significant competitive advantage in this market. We believe we have the competitive advantages that will enable us to develop a Li-ion battery for use in HEVs: access to proprietary material and manufacturing process technology and an experienced management and engineering team with significant Li-ion battery experience.

The development process to full commercialization will take several years and require significant capital investment. We intend to seek strategic alliances with automotive, battery or other companies to pursue this market. We intend to target the North American HEV manufacturers because we believe they will find it advantageous to purchase advanced performance batteries from local, United States battery manufacturers. In addition, consumer electronic manufacturers have historically controlled battery production for their own products and we expect Japanese automotive manufacturers will similarly seek to control production of batteries for their HEVs, though opportunities may exist to supply cells or batteries to these companies for their manufacturing activities in North America.

One of the key aspects of EnerDel’s business strategy is to enter into a strategic partnership with a leading Tier 1 supplier or other industrial company that is pursuing the hybrid systems business as a supplier to the automotive industry. EnerDel is looking for a strategic partner that can offer marketing relationships to the automotive OEMs, large scale manufacturing experience from being a supplier to the automotive industry and access to additional financial resources.

We believe the Li-ion battery technologies that we are developing for HEV solutions will also have applications in other industry sectors. The following chart indicates some of the automotive and additional markets we plan to pursue based on technologies developed for the HEV sector:

Battery Categories	Automotive Applications	Other Applications

High Power Battery	Hybrid Electric Vehicles (light vehicles, tanks, buses and others) and Fuel Cell Vehicles	Power tools, marine motors, load leveling, back up power (UPS- uninterrupted power supply), auxiliary power and mobility devices

High Capacity Battery	Plug-in Hybrid Electric Vehicle, Electric Vehicles or Solar Cell Vehicles	Military applications (power vests, “UAVs” or unmanned aerial vehicles), aerospace, medical applications, load leveling and storage

Batteries we develop and market for the HEV market and other automotive applications must meet high performance requirements including long battery life and safety. We believe we will also be able to utilize our technology we developed for HEV applications for military, aerospace and medical applications as these markets also have stringent life and safety requirements.

We are also working with nationally recognized research institutes such as Argonne National Laboratory and commercial material developers to develop and evaluate the best compounds for use with our battery technologies.

Key Advantages of our Technology for HEVs

We believe that our planned Li-ion battery products will have several key advantages over existing technology as a result of our proprietary technology and our planned highly automated manufacturing method:

• •	High power

• •	Compact design

• •	High level of safety

• •	Long life and reliability

• •	Good temperature performance - at both low and high temperatures

• •	Advanced electronics control and battery management system

Our Planned Products

Our primary products will consist of batteries and battery packs for HEVs. Battery packs consist of multiple battery cells that are linked together and controlled by electronic circuits that manage the battery pack’s operation and monitor its performance and safety compliance. Our Li-ion battery packs will be developed in accordance with HEV specifications and the particular specifications of the HEV manufacturers. We obtained significant battery pack design and production capability from Delphi as part of our joint venture with them, and this includes significant know-how in systems integration of battery packs in to HEVs.

Additional (Non-HEV) Applications - Specialty Markets

EnerDel is pursuing opportunities in the U.S. for military, aerospace, medical and industrial applications of its technologies. We are pursuing these specialty markets initially through government development grants and contracts that we are awarded for new battery solutions. EnerDel has been awarded three grants (from Department of Energy (“DOE”) and Department of Defense (“DOD”) through the federal appropriations process over the last two years. We are in the process of finalizing the contract for the first of these grants with a defense agency, the Office of Naval Research (ONR), which entails the development of a complete battery pack. The other two grants were recently awarded, and we are completing the final proposal work in collaboration with the appropriate defense agency. We believe that the technologies we develop for these contracts could be commercialized for revenue opportunities in government and non-government sectors. We intend to pursue opportunities in non-HEV markets using our own cell technology or incorporate cells from other manufacturers in our battery pack as appropriate.

Our low voltage battery pack design is intended to power transmitters and receivers used in asset tracking applications.  Engineering samples of this product have been developed and we are currently testing them in our facility in Indianapolis.  Based on initial test data, we believe this product can offer a significant improvement in useful life compared to the lead-acid and NiMH batteries prevalent in asset tracking applications today.  Because batteries used in asset tracking applications can not typically be recharged frequently, lead acid batteries rapidly deteriorate and fail to provide the required energy.  We believe the longer life of our batteries will give our planned asset tracking battery pack a competitive advantage.

Lithium Electronic Battery Management Controllers (“LECs”)

We have designed two families of lithium battery management systems to provide control, optimization and advanced user features for batteries and battery packs. The two families are:

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

Our Market

Our primary market will be batteries and battery packs for HEVs. According to hybridcars.com and R.L. Polk & Co, estimated sales of HEVs in North America in 2006 was about 254,000 compared to 199,000 in 2005, an increase of 28%. Forecasts for the size and growth of this market vary widely. We believe this market will grow significantly over the next several years. A Booz Allen Hamilton report estimates that by 2015 80% of all cars sold in the U.S. will a hybrid variety. While there are other forecasts with varying levels of sales, all of them estimate significant growth in sale of hybrid vehicles. Many auto makers are already producing or have announced plans to produce HEVs in the near future. Increasingly, production of HEVs is being moved to the United States, which is considered the largest market for HEVs today and in the future, and we believe that our plan to provide a reliable U.S.-based manufacturing source for HEV batteries will be well received by auto makers producing HEVs in the United States.

In reaction to dramatic increases in energy prices, the federal government, automotive industry and consumers are seeking alternative energy solutions that reduce the cost of energy and dependence on foreign carbon-based energy sources such as oil and gas. The HEV is a readily available technology that helps accomplish these goals. We expect the automotive industry participants to increase production of HEVs as quickly as possible, and many have announced such plans, although consumer demand will greatly determine the ultimate production rates. Toyota has been leading the production of HEVs, but a number of other automobile manufacturers have introduced HEVs currently sold in the United States, including Honda, General Motors, Lexus and Ford. Other manufacturers, including Daimler-Chrysler, Nissan, BMW, Volkswagen, Audi and Porsche, have reported that they will develop and market HEV models.

Toyota has stated that it is planning to sell 1,000,000 HEVs per year by 2012 and that it will offer HEV versions of all of its car models in the future as it revamps all of its models (Nikkei Net Interactive, April 1, 2006).   In addition, Toyota has announced plans to begin production of the hybrid version of the Toyota Camry in the United States in 2007.  Since its launch in 2006 the Toyota Camry Hybrid has become the second highest selling HEV in the United States behind only the Toyota Prius and ahead of the Honda Civic. Toyota is currently the largest producer of HEVs, with an 80% market share in the United States, followed by Honda and Ford with market shares of approximately 11% and 9%, respectively.  Subaru, Nissan and Mitsubishi have recently produced concept cars that use Li-ion batteries. Subaru and Mitsubishi showed Li-ion powered electric vehicles at the Electric Vehicle Symposium (EVS-22) in Yokohama, Japan in December 2006, and Nissan showed a Fuel Cell Vehicle with a Li-ion battery both at the Tokyo Motor Show in October 2005 and at EVS-22 in Yokohama, Japan in December 2006. Furthermore, Toyota stated in a Business Week interview in February 2007 that it intends to introduce Li-Ion batteries in its 2007 and 2008 models.

Mr. Hideo Takeshita of the Institute of Information Technology, Ltd. has predicted that Li-ion cell demand for power tools, one of our planned secondary markets, will rise ten-fold between 2005 and 2013, to 300,000,000 cells (Takeshita Presentation, IIT, September 18, 2005). He estimated the total demand for Li-ion cells in 2005 was been estimated to be approximately 1.7 billion cells, which he predicted would grow to approximately 2.9 billion cells in 2013 (Takeshita Presentation, IIT, September 18, 2005).

In addition to the HEV market, we intend to pursue other alternative vehicle battery markets as they develop, such as Electric Vehicles (EVs), and Plug-in Hybrid Electric Vehicles (P-HEVs).

HEVs

HEVs are cars that are powered by a combination of an electric motor and a combustion engine. HEVs use a gasoline engine as the primary source of propulsion, and an electric motor powered by battery provides additional power when needed. In addition, HEVs can use the electric motor as the sole source of propulsion for low-speed, low-acceleration driving, such as in stop-and-go traffic or for backing up. This electric-only driving mode further increases fuel efficiency.

Some factors that we believe will drive US demand for HEVs are: (1) rapidly increasing prices for gasoline and related products; (2) increasing emphasis on reducing dependence on fossil fuels (including government sponsored incentives); (3) the resurgence of “green” or environmentally friendly thinking in large segments of the U.S. population; and (4) overall economic pressures that are causing many consumers to look for lower cost alternatives for basic power needs.

The market for HEVs is in the early stages of its evolution and the predictions vary greatly as to what share HEVs will gain of the total automobile market. Total light vehicle sales in the U.S. market are approximately 17,000,000 to 18,000,000 units per year. In 2005, an R.L. Polk analyst predicted that HEVs will account for up to 35% of the U.S. auto market by 2015. There are a number of other reports predicting HEV market share range from as low as 4% to 5% of the market in 2012 (JD Power & Associates) to 80% of the market in 2015 (Booz Allen Hamilton). EnerDel’s initial primary market focus will be U.S. production operations of HEV manufacturers. We believe that U.S. auto makers that manufacture HEVs in the United States will prefer to source HEV components from U.S. suppliers.

Additional Battery Markets

We are exploring opportunities for our planned products in the following markets: uninterrupted power supply (“UPS”) and backup power, electric propulsion for wheel chairs and other personal mobility devices, military and aerospace applications and medical devices. We have defined these markets collectively as the “Specialty Market”.

We are also working on the application of our Li-ion technologies in remote asset tracking applications, including tracking construction and military equipment, containers or other items considered of value that are important to track. Existing battery technologies for tracking devices are based primarily on lead-acid and NiMH batteries, which have limited life and are expensive and time-consuming to replace. High energy density Li-ion batteries offer longer life, reduced lifetime cost and potentially greater reliability.

Government Projects

We are pursuing government-funded battery research and development opportunities that we believe will help fund and promote our development efforts. These include projects funded by the DOE and the Department of Defense ("DOD"). We believe these projects involve development of technology that would be applicable to and relevant for our target markets, especially the HEV market and military applications.

In the first half of 2006, we were awarded a Phase 1 contract from the United States Advanced Battery Consortium (USABC), a part of the United States Council for Automotive Research (USCAR), an organization founded by DaimlerChrysler, Ford and General Motors that works with the Department of Energy (DOE) to strengthen America’s auto industry through cooperative development of advanced technologies. USABC pursues the development of high power and high energy storage technologies to provide future generations of electric, hybrid electric and fuel cell vehicle applications with significantly increased range and performance at a cost competitive with gasoline-powered vehicles. The focus of the twelve month, 50% cost-sharing Phase 1 contract that EnerDel was awarded, under which the USABC will provide funding to match EnerDel up to $502,000 of its research and development costs, is to demonstrate that EnerDel’s technology meets USABC performance goals in larger format cells. EnerDel met its milestones under this Phase 1 contract and made scheduled interim deliveries of cells to USABC in late November 2006 and February 2007 for their testing and evaluation. The cells delivered in November 2006 have undergone independent testing by Idaho National Laboratory (INL). The test results from INL demonstrate that the technology meets or exceeds the performance goals that were set by the USABC for battery technologies for power assist hybrid electric vehicles. The test results for the samples submitted in February 2007 are expected to be received in April 2007. This is the first phase of what is expected to be a three phase program. EnerDel anticipates it will be awarded a Phase 2 cost-sharing development contract in May 2007.

The U.S. Congress has also appropriated $1,000,000 for use by a military facility to fund a project for EnerDel's development of asset tracking applications using Li-ion battery technologies. We have submitted a proposal to the Office of Naval Research (ONR), which is the military agency to which the congressional appropriation has been allocated. We have recently received a formal contract offer in the amount of $853,600. We expect to reach a final agreement on the scope of work and contract terms with ONR in April 2007 and start work as soon as the contract terms are completed.

P-HEVs

The P-HEV generally refers to a car that is based on a hybrid concept and has a battery that powers an electric motor, as well as a combustion engine. In contrast to the HEV, the P-HEV uses a battery as its primary energy source, and the combustion engine is available for situations where the battery is depleted.  The combustion engine then propels the car and recharges the battery, with the car operating as a regular HEV. In order to recharge the battery, the user would connect the P-HEV car to an electric outlet, either at home or at work or other places where access to the electric grid is provided, when the car is parked.

P-HEV batteries will generally be much larger and will have a higher capacity than batteries for the HEV. As a result, batteries with high energy density cells (density is the overall amount of energy available for expending over time) are essential for use in P-HEVs, while batteries with high power (rapid discharge rate/charge capability) are favored for HEVs. A study by the HEV Working Group (led by the Electric Power Research Institute (EPRI) entitled “Plug-In HEVs” (presented by Dean Taylor of Southern California Edison on August 21, 2003 to an EPRI-led HEV Working Group) estimates that a mid-size sedan with a combustion engine consumes over 500 gallons of gasoline annually. A comparable car with a P-HEV system with a battery offering a 60 mile range could potentially reduce the annual gasoline consumption to under 100 gallons, i.e. a reduction of over 80%. The potential for comparable reduction in use of gasoline was also shown for a compact sedan, mid-size SUV and full-size SUV.

Li-ion batteries with the size and weight required to work effectively in P-HEVs are still under development, and we are also exploring solutions in this area. There is increased focus from federal and state governments on the potential of the PHEV and this is a technology that we expect will receive substantial federal and state funding in the coming years. General Motors announced at the Los Angeles Auto Show in General Motors announced at the Los Angeles Auto Show in December 2006 that they would develop a PHEV based on the Saturn Vue Green Line model for 2009. As battery technology and hybrid technology in particular advance, we believe that P-HEVs could present a viable growth market/product opportunity for EnerDel.

Potential Customers

Our potential customers are primarily industrial corporations, including major auto manufacturers. We also plan to market our products to agencies and departments of the U.S. government for research grants and contract work. In the battery business, the selling cycle is generally quite long. There is ordinarily an iterative, interactive process in which the customer tests and evaluates prototypes or samples, and the supplier then modifies the product characteristics to match the particular requirements of the customer involved. Due to the long battery life required by the auto manufacturers, this testing and evaluation could take several years and include the delivery of samples, prototypes and final product. In addition, the procurement cycle for auto makers is quite long due to the requirements for design and retooling associated with new auto models, as a result of the need to assure conformity with automotive engineering and safety requirements and the complexity of the auto manufacturing process in general.

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

We intend to offer our products to military and aerospace markets as well as several “niche” markets for asset tracking, medical and other uses, which may mitigate the risks of customer concentration inherent in the HEV market. The sales cycle in these segments may also be lengthy depending on the longevity requirement for the specific application. We expect customers in these segments will also perform thorough testing and evaluation of samples and prototypes before approving a final product.

Customers for our planned asset tracking products include both government and commercial users. Government agencies or departments and companies that ship large amounts of product, have large fleets of vehicles, deal in containerized storage or transport and/or have significant assets that are widely dispersed and/or sensitive or valuable are all potential customers for devices (either on a new or replacement basis) that facilitate tracking of such assets.

Sales and Marketing

We plan to market our Li-ion battery products through internal marketing and technical sales personnel. Our marketing activities are currently conducted by our management team, but we expect to establish a business development team starting in 2007.

We plan to hire qualified sales engineers and project managers at our Indianapolis facility with automotive industry experience to complement our existing team of engineers. We intend to establish customer specific and dedicated teams over time to address our customers’ needs in an effective manner and in anticipation of their requirements, consistent with automotive procurement cycle timing.

EnerDel intends to enter into a strategic relationship with a leading Tier 1 supplier or other industrial company that is pursuing the hybrid systems business as a supplier to the automotive industry. We believe that marketing relationships with automotive OEMs will be an important component to our success.

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

Key factors that we believe will shape the HEV market in the United States and competition for market share include:

•	Performance level of HEV Li-ion battery packs in relation to current NiMH battery packs

•	Longevity and reliability (estimated battery life requirements range from 8-15 years) and recyclability

•	Space displacement and weight - auto makers are seeking to reduce size and weight in future generations of HEV batteries

•	Reputation for safety given the sensitivity in the auto industry to safety issues generally and the history of safety concerns involving non-automotive Li-ion battery applications

•	Cost of battery packs, both absolutely and in relation to overall automobile cost to the consumer

•
Reliability and convenience of supply - both U.S. and foreign auto makers have indicated a heightened interest in having local U.S. sources of HEV batteries; this is in large part due to the cost and regulatory difficulties of importing complete HEV battery packs into North America from foreign manufacturing locations and the traditional auto maker requirement of having several sources of supply for its basic automotive subsystems

The traditional Li-ion industry is dominated by major Asian battery manufacturers such as Matsushita (Panasonic), Sanyo, Sony, Toshiba and NEC of Japan, and LG Chemical and Samsung SDI of Korea. Each of these competitors has a significant investment and market share in consumer electronics (notebook computers, cell phones and other personal electronic devices), which historically has been the main market for Li-ion batteries. In addition, there are a number of smaller development companies such as Valence, A123 and Electro Energy (EEI) in the United States and Electrovaya in Canada that compete in this market. Additional potential competitors in Li-ion markets based in the United States are Saft, Eagle Picher, UltraLife and Yardney. There are also a growing number of battery developers in China, which have a low cost manufacturing base due to low labor costs and use of semi-automatic manufacturing process.

Johnson Controls, Inc., one of the world’s largest suppliers of automotive subsystems to major auto makers, recently announced its intent to enter the Li-ion based HEV battery market, and has partnered with Saft of France. Johnson Controls/Saft has been awarded a Phase 2 contract from the USABC. This on one hand shows their willingness to commit resources and on the other hand the confidence USABC has in their commitment and ability to do so. A number of other companies have also indicated their intent to develop and market lithium-based batteries for HEV use. A123, a privately-held company based in Massachusetts, is pursuing a different Li-ion technology. They have principally pursued the power tool market, but near the end of 2006 announced that they will be pursuing the automotive market as well. A123 has recently been awarded a Phase 2 contract from the USABC. On December 18, 2005, it was reported that Toyota would accelerate efforts to develop a reliable and cost-effective Li-ion battery to power hybrid motor vehicles in a joint venture with Panasonic EV. Currently Toyota owns a majority (60%) interest in the JV.

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

Battery Market Technology Trends

We plan to operate in selected segments of the “rechargeable” battery market. Rechargeable batteries are distinguished from “primary” (or “non-rechargeable” batteries, which are disposed of after their power output is exhausted or “multi-charge” batteries which are rechargeable for a very limited number of times). There are four main types of rechargeable battery technologies: lead-acid (also defined as Pb), nickel-cadmium (NiCd), NiMH and Li-ion.

Rechargeable batteries have been in commercial use since lead-acid batteries were introduced over a century ago. The main market for lead-acid batteries is storage and output of power for starting automobiles and running vehicle electrical-based systems. Lead-acid batteries are also used in a number of other applications, including industrial applications such as data back-up systems for buildings.

NiCd battery technology was introduced in the 1960s and used extensively in aerospace applications. This technology coincided with and was eventually used in the development of portable electronic devices. As newer technologies have been introduced, the NiCd technology has been used mainly in power tools and toy applications. NiCd batteries are limited essentially to a single type of battery chemistry. Nickel oxyhydroxide is used as the positive electrical source and Cadmium is used as the negative electrical source.

NiMH battery technology was introduced in the late 1980s and improved on the NiCd technology by replacing cadmium (a toxic material) with a metal hydride solution, alleviating the environmental concerns associated with cadmium and reducing the so-called “memory effect” that plagued NiCd batteries (if NiCd batteries were not fully discharged before recharging, they tended to lose capacity in subsequent recharges). NiMH provides some additional variations of battery chemistries beyond those of NiCd. NiMH and NiCd have similar performance characteristics; however, NiMH batteries also provide higher energy density than NiCd batteries. Energy density is a measure of how much energy can be extracted from a battery per unit of battery weight or volume. This feature is considered very important for many applications.

Li-ion technology was introduced in 1991-92 by Sony for use in consumer electronic devices. The main advantage of Li-ion technology is that it provides a higher energy density than the nickel-based technologies, which means that a Li-ion cell contains more energy than a comparable nickel-based cell per unit of volume or weight. A further advantage of Li-ion technology is that it has a higher nominal voltage than nickel-based technologies (3.6-3.7 Volts versus 1.2 Volts), which allows fewer cells to be used to produce the same amount of power. It is also more durable at elevated temperatures (greater than 40ºC). Li-ion battery technology is capable of using a very wide variety of chemistries and therefore provides a more flexible solution for many different types of applications. Generally, Li-ion batteries provide significantly more energy per unit of size and weight than its predecessor technologies, NiMH and Ni-Cd.

One challenge associated with Li-ion technology is that if a Li-ion battery is “overcharged” it can overheat and present a safety risk. Battery chemistry and battery systems integration are the key to preventing Li-ion batteries from overcharging. Batteries containing Li-ion cells are generally fitted with electronics that regulate the charge and discharge of the cells to ensure they occur within safety and performance defined limits. Li-ion cells must also be designed to mitigate risks if overheating occurs. EnerDel has patents for devices and systems that perform these functions. We believe that our experience with lithium electronic controllers and systems controls will enable us to control safety risk so that it is within industry standard limits.

Various basic battery technologies discussed above have gradually been adopted in the same order set forth above, by the portable electronics industry, with each technology supplanting the previous one. For example, today virtually all notebook computers and cell phones use Li-ion batteries although they initially used NiCd batteries, progressing to NiMH before adopting Li-ion technology.

We believe that a similar type of fundamental transition will take place in the HEV market. Today, virtually all HEVs use NiMH-based batteries. We expect that within the next decade HEV automotive manufacturers will switch completely to Li-ion because of the advantages Li-ion batteries offer over NiMH.

Intellectual Property

EnerDel has 30 patents issued in the United States, 20 patents issued in the Ukraine (most of which have associated international applications) and 72 pending patents applications, all relating to Li-ion battery or related technologies. The majority of these were obtained from Delphi when EnerDel was formed, and were issued during a period of several years preceding the formation of EnerDel. The majority of the issued patents will expire 20 years from the date of issuance. Of EnerDel's issued patents, one will expire in 2015, one will expire in 2018, one will expire in 2019 and the remaining patents will expire during the period from 2020 to 2024. EnerDel continues to file patent applications, as appropriate, to protect its interests in new inventions. We require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreements with third parties before discussing sensitive information with them.

EnerDel also has rights to license high-rate battery technologies and associated manufacturing processes developed by its technology partner, EnerStruct, as described below.

Our Technology Partnership with EnerStruct

We and ITOCHU Corporation formed EnerStruct, Inc., a Japanese corporation, in August 2003 when ITOCHU Corporation also purchased 14,000,000 shares of our common stock. At that time, EnerStruct licensed various Li-ion battery technologies from ITOCHU and from Ener1 Battery. Ener1 Battery transferred these rights to EnerDel in October 2004. For the past two years, EnerStruct has been performing research and development for rechargeable, high-rate Li-ion battery technologies and associated high volume, highly automated mass production technologies.

Since EnerStruct’s inception, we have worked closely with it to advance each company’s high-rate battery capabilities and potential market opportunities for products and applications incorporating those capabilities. In April 2005, we entered into an agreement with EnerStruct that has made it possible for us to focus our technologies on the emerging large market for HEV power modules. Under this agreement, EnerStruct agreed to further develop for EnerDel advanced Li-ion battery cell technology with high-rate capability and a highly automated, modular technique for manufacturing these battery cells. EnerStruct also agreed to assist EnerDel in optimizing EnerDel’s primary and secondary battery cell manufacturing facilities, assist EnerDel in making plans for utilizing EnerStruct’s high-rate Li-ion battery technology on a production scale and assist NanoEner in developing a pilot line using its VDS process.

EnerStruct delivered battery cell prototypes to EnerDel in late 2005 and into 2006, and has been an important source of coated electrodes since late 2005. These coated electrodes have been used to assemble cells that have been tested and evaluated at EnerDel. The coating technology employed by EnerStruct is of very high quality. EnerStruct has also constructed cell production machine prototypes that are being tested in EnerStruct’s facilities. EnerDel has continued this design and development work with EnerStruct during 2006. EnerStruct also hired additional process engineers in Japan to support its efforts for us in Japan and the United States.

EnerStruct also agreed to provide technical consulting services to EnerDel, including the services of several highly experienced process engineers who were active in developing, designing and installing advanced, automated Li-ion battery production facilities for some of the world’s largest manufactures, including Sony and Sanyo.

Research and Development

During 2006 and 2005, EnerDel spent $3,780,000 and $5,570,000, respectively, on research and development. We believe that the technologies we are developing will allow us to produce batteries for both high power and high capacity. We are working with national laboratories here in the United States and worldwide material developers to develop their materials for mass manufacturing. We believe application of our own treatments to these materials will improve their suitability for our specific battery applications. We have substantial knowledge of coating technology, which involves the coating of electrodes with lithium ions and other active materials; our employees' expertise in this area dates back to the introduction of Li-ion technology in Japan in the early 1990s. We believe this expertise gives us a competitive advantage in this area.

Developing new battery materials and chemistry combinations can require substantial capital. Therefore, we will seek to continue to work closely with national laboratories and universities in this area in order to spread the costs of this research. Our primary focus will continue to be development of commercially viable battery cells, emphasizing production engineering and cell design.

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

Longer term, we expect to source a significant portion of our raw materials from U.S. sources. We expect to work closely with U.S. government laboratories and university technical laboratories in refining new materials qualifications and performance and take those requirements to U.S. suppliers. We have a strategic relationship with PrioVista Laboratories, Inc., a materials science and industrial incubator company owned by Ener1 Group, ITOCHU and EnerStruct that provides, among other things, for our right of first refusal and most favored customer prices and terms for new materials that PrioVista develops or acquires for Li-ion batteries. We expect to continue to work closely with PrioVista and select national laboratories in developing and producing new electrode and other materials that could have significant positive impact on the performance of our batteries.

Facilities

We have two Li-ion battery related facilities. One facility is located in Fort Lauderdale, Florida, which was used mostly for research and development of prototype battery products, but is no longer is use by us. Our second facility is in Indianapolis, Indiana, where cell development, engineering of battery pack/systems integration activities and prototype manufacturing are conducted. These operations include integration of battery cells with electronic systems into a complete battery pack. The Fort Lauderdale facility has three prototype lines and a testing laboratory, plus office space within a building of about 22,000 square feet. The Indianapolis facility we used throughout 2006 has been designed for cell and battery manufacturing on a larger scale.

Beginning in October 2004, EnerDel subleased 44,000 square feet of manufacturing space and 12,000 square feet of office space in Indianapolis, Indiana from Delphi Automotive Systems, LLC for approximately $46,000 per month. Delphi has filed for protection under Chapter 11 of the U.S. bankruptcy statutes and rejected its prime lease in that proceeding. In February 2006, EnerDel entered into a month-to-month lease of the facilities with Universal Tool & Engineering Company, Inc. (“UTE”), the owner of the property. We are currently involved in litigation with UTE with respect to the lease for this facility and EnerDel has announced its intention to vacate the facility and relocate its operations. EnerDel is currently evaluating alternative facilities. We believe suitable locations in the same area are available; however, a relocation would disrupt operations and delay our product development efforts until new facilities are fully operational. In the event we are required to relocate EnerDel’s operations, EnerDel’s product development plan would likely be delayed by three to six months which could delay or affect its ability to meet the milestone targets contained in this development plan. Such disruptions can be minimized if the court grants EnerDel a reasonable time to vacate the property.

Our Fuel Cell Business

Overview

EnerFuel plans to produce fuel cell products and provide fuel cell related services, including fuel cell testing services. A fuel cell is an electrochemical energy conversion device. There are many types of fuel cells; each using a different chemistry. We focus primarily on the type of fuel cell known as the “PEM” or proton exchange membrane fuel cell. Like a battery, a fuel cell is an electrochemical device that converts chemical potential energy into electricity. Unlike a battery, the stored energy is not within the device itself but is within a separate fuel which is converted to electrical power within the fuel cell. As long as chemicals flow into the cell, electricity flows out of the cell. In contrast, all of a battery’s chemicals are stored inside the battery, which means that a battery eventually runs out of energy, at which time it is either disposed of or recharged from an external energy source.

A fuel cell provides a direct current voltage that can be used as a source of electrical power. Fuel cells are usually classified by the type of electrolyte they use. In a PEM fuel cell, the exchange of protons from the anode to the cathode is achieved by a solid, water-bearing membrane electrolyte impregnated with a strong acid. A PEM fuel cell typically uses hydrogen and oxygen to generate power. The hydrogen gas diatomic molecules are split by a catalyst (typically platinum) to release the hydrogen’s electrons to the external circuit and provide power. The protons move through the water in the membrane via diffusion and combine with the oxygen on the other side of the membrane to form water. This reaction of the oxygen with the hydrogen occurs spontaneously at room temperature due to an oxygen ionizing catalyst on the oxygen side of the membrane. The oxygen is typically sourced from air running through the fuel cell.

A single fuel cell produces only a small amount of voltage, so typically fuel cells are arranged in stacks to achieve useful levels of voltage. The resulting device is commonly called a “fuel cell stack.”

Fuel cells in general and PEM fuel cells in particular, have gained increasing attention in recent years as a potentially inexpensive and environmentally safe alternative source of energy. Increasing costs for fossil fuels and concern for the environment continue to drive fuel cell industry development. This is due to the fact that hydrogen is a commonly occurring element that can be liberated from the molecules it is found in using a number of different energy sources. Hydrogen, for example, is in water and all hydrocarbons. A device called an electrolyzer can use the reverse of the fuel cell reaction to convert water to hydrogen using electric power. If this electric power is renewably sourced then the hydrogen is a renewable fuel that can be used to power a variety of products that consumers desire to use off the power grid, from cell phones to cars. A number of issues, including the high cost and increasing rarity of platinum, a key material used in fuel cells, and the lack of a hydrogen supply infrastructure, have slowed the use of fuel cells.

We began research and development in fuel cells in September 2004 and have filed seven patent applications relating to fuel cell devices, systems and processes, one of which has been issued. Our fuel cell subsidiary, EnerFuel, operates primarily from office and industrial space in West Palm Beach, Florida with a second facility in Fort Lauderdale, Florida. We substantially restructured our fuel cell activities and operations as of January 2006, including hiring a president for EnerFuel who has over 10 years of fuel cell industry experience in management and operations.

In 2006, EnerFuel generated $100,000 revenue, primarily from service revenue related to a $200,000, one-year contract for the design and engineering of a fuel cell demonstration unit for unmanned aerial vehicles by American Science and Technology (AST). EnerFuel launched its first product, a fuel cell humidifier, in June 2006, sales of which have been minimal to date. In addition, it has been awarded a Department of Energy (DOE) and state funded matching research grant by the Florida Hydrogen Initiative (FHI) for fuel cell development of $550,000. Grants for research and development are offset against the costs of development.

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

To implement this strategy, EnerFuel is developing a range of fuel cell products and services. Products in development include fuel cell stacks and fuel cell stack components, fuel cell systems, components for fuel cell systems and integrated products containing fuel cell systems. Fuel cell stacks include both high and low temperature PEM fuel cells. A fuel cell system consists of a fuel cell and the other components required to convert chemical energy of a fuel into electricity. Integrated products are formed by adding hardware to a fuel cell system such that it is capable of providing some end-user function, such as an uninterruptible power supply (UPS). Many of our planned products are in an early stage of development and completion of prototypes will require additional time, effort and funding. However, our time-phased strategy for the development of fuel cell products and services allows us to gradually build on our technological capabilities and generate near term revenue and cash flow.

EnerFuel is developing a versatile remote and/or portable wireless camera powered by its own fuel cell/chemical hydride fuel technology. Together with other power sources (like battery and solar power), this camera is designed to have power supply for up to one year of normal operations, weigh far less and cost less than half as much as the closest competing product. We expect to start shipping this product in 2007.

EnerFuel is also developing what it believes will be the next generation of high-temperature fuel cells. These products are intended to address the fuel cell industry's need for fuel cells that are smaller and less costly and complex than those currently available. We believe EnerFuel’s planned high temperature PEM fuel cell application will be differentiated from existing fuel cells both as a result of its ability to operate at high temperatures and reduced cost through elimination of expensive catalyst materials.

EnerFuel is also working on a new design for a modular PEM fuel cell. We believe this approach will improve two basic concerns of today’s fuel cells: reliability and reparability. Each cell within the overall fuel cell would be self-contained (not stack dependent), unlike today’s standard designs. This would also reduce problems in stack sealing or flow distribution. Another advantage to this approach is that it would enable different stack sizes with the same cell design. This, in turn, would limit the need to re-develop cells for each stack size and allow us to pursue many fuel cell different market segments simultaneously by quickly adapting different fuel cell stack configurations using our stack-independent fuel cells. EnerFuel plans to focus on a simple, compact, inexpensive design in order to make its planned products mass producible, allow individual cell replacement to minimize stack replacements and make the product generally more repairable and recyclable.

Our services may include demonstration projects (such as the FHI project), technology development, design, fabrication, assembly and testing of fuel cell components, membrane electrode assembly ("MEA") performance and failure analysis and software development related to fuel cell operations.

Our Markets

Forecasts for size and growth of the markets for fuel cell products vary. We believe the overall markets for fuel cell products will experience substantial growth in the coming years. Global Information, Inc., in a study entitled “World Fuel Cell to 2009,” published in May 2005, has estimated that overall demand for all types of fuel cell products combined will rise from $375 million in 2005 to $2.5 billion in 2009 and $13.5 billion in 2014.

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

EnerFuel’s potential market opportunities also include the market for remote sensors for video cameras (visible, infrared, ultraviolet), weather instrumentation and tsunami and earthquake detection, among others.

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

Competition

There are many companies in the fuel cell business generally that are larger and/or have greater resources than EnerFuel, such as Ballard, Plug Power, UTC and ReliOn. Some of these companies have been in the fuel cell industry for longer then EnerFuel and have more available capital and greater technical, marketing, sales, manufacturing, distribution and other resources than we do. We believe that EnerFuel's competitive advantages include, in addition to those it plans to design into its proposed products discussed above, its experienced technical team and its building block product development approach, which we believe will make it possible for EnerFuel to get its proposed products into the market more quickly than the competition.

Within the fuel cell market, there are companies that operate in many areas of fuel cell technology and others that operate in narrowly defined areas, such as development and marketing of fuel cell stacks or PEMs or MEAs (membrane electrode assemblies). EnerFuel’s competition consists of mainly pure stack or pure membrane companies. Unlike these companies, EnerFuel works in both stacks and membranes, and we believe it will be able to optimize both aspects in ways its competitors that do not operate in both sectors cannot, because of the technical performance connections between these two components. Stack competitors include: Ballard, Plug Power, UTC and ReliOn. Membrane competitors include: Gore, DuPont, DeNora, Asahi Glass and PEMEAS. We believe that PEMEAS is the only company with commercially available high temperature MEAs at this time. EnerFuel plans to use low cost materials and is researching the possibility of eliminating platinum as a catalyst which would give it a competitive advantage.

We believe products based on EnerFuel’s technology will have several competitive advantages. These include:

•   Smaller, lighter weight, high temperature fuel cell

•   New, more attainable modular approach

•   Flexible design and easier reparability

•   Lower cost materials used in production

•   Lower cost MEA’s for EnerFuel Stacks

•   Membrane material is recycled to lower costs

Customers and Potential Customers

In June 2006, EnerFuel launched its first product, a fuel cell humidifier. Sales of this product during 2006 were not significant. Hydrogen fuel cells produce electricity, heat and water. Even though water is produced in this reaction, the fuel cell membranes can dry out under certain conditions due to the increase in the temperature of the air from the heat produced by the fuel cell. Air at higher temperatures takes up more water, so much as to often exceed the amount of water produced by the fuel cell. Since water is used as a transport media for the hydrogen protons in the fuel cell membrane, the fuel cell will cease functioning if the membranes become too dry. On the other hand, if too much water is introduced into the fuel cell the air channels will flood, blocking the flow of air through the fuel cell passages and thus also ceasing fuel cell function. What is needed by the fuel cell is just the right amount of water addition. A device called a “humidifier” is typically installed in the system for this purpose. Some humidifiers in the past have not been reliable. This situation provided an opportunity for EnerFuel to demonstrate its ability to produce a reliable product. In June of 2006 two standard versions of humidifiers were launched into the market place and have subsequently been purchased by many of our prominent peers. EnerFuel is continuing to work with these customers to size new humidifier units for their particular needs in terms of size and other parameters. One such custom humidifier was developed and shipped to a customer in 2006.

In 2005, we were notified by the Florida Hydrogen Initiative of an award to EnerFuel of a 50% cost-share contract under which the Florida state government and U.S. Department of Energy will provide $550,000 over 18 months to fund EnerFuel's research and product development. EnerFuel will also be required to use the same amount of its own funds in performing the contract. The final contract was executed in October 2006. The contract requires EnerFuel to design and implement a 10kW (kilowatt) fuel cell system using the chemical energy in waste orange peels to power a highway rest stop on the Florida Turnpike. This program is expected to demonstrate EnerFuel’s ability to develop and deploy complex fuel cell systems.

In 2006, we were awarded a $200,000 contract by Chicago-based, American Science and Technology (AST) for fuel cell system design work. The contract requires EnerFuel to design and deliver a 100 watt high-temperature PEM fuel cell system under the Aviation Applied Technology Directorate (AATD) of the United States Army. The goal of that program is to develop light weight fuel cells for mobile robotics applications. EnerFuel commenced work on the one-year program in August 2006. This contract represents an opportunity for EnerFuel to establish relationships with other technology developers, and to lay the foundation for future work in the U.S. government contract arena.

EnerFuel has also performed a limited amount of subcontract services for a large company in the fuel cell sector, and has submitted several proposals for product development work and services. EnerFuel plans to emphasize seeking work from customer proposals over the next several months in order to establish a revenue base to fund future operations and additional product development. This is part of our overall company strategy to increase our focus on revenue while continuing to develop our planned future products.

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

•   Reformat gas processing

•   Fuel processing

•   Fuel cell failure analysis and mechanisms

•   Electrolyzers (membrane, hardware, controls)

Our West Palm Beach facility, leased in January 2006, is fully equipped for fuel cell development operations. Over time we have purchased over $200,000 in fuel cell-specific engineering and development equipment for that facility.

Intellectual Property

EnerFuel has one issued patent and six pending patents, all related to fuel cell and related technologies. The issued patent will expire in 2025 after 20 years. The patent applications cover, among other things, intellectual property relating to method and apparatus for cold-starting of a PEM fuel cell, shut down of a PEM fuel cell, startup of a PEM fuel cell and other aspects of PEM fuel cell operation. EnerFuel’s development team continues to perform research and plans to file additional patent applications as appropriate.

EnerFuel’s president and engineering team have developed substantial fuel cell know-how gained from their collective experience in fuel cell research and development.

We require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreement with third parties before discussing sensitive information with them.

Sources of Supply

EnerFuel sources fuel cell membranes from DuPont custom machined and/or molded bipolar plates from Imperial Custom Molding seals from E&T Plastics of Florida, Inc., and fittings, tubing and gages from Accutech Instrumentation. We believe that we can access alternate sources of supply for all of our major materials needs.

Research and Development

During 2006 and 2005 EnerFuel spent $2,008,000 and $1,154,000, respectively, on research and development. During 2005, our research and development emphasized fuel cell control systems and similar components. In 2006, we refocused our research and development toward more specific products that have both near term and long term sales potential. In 2007, we will continue our focus on promising products including commercializing our proprietary chemical hydride process for portable hydrogen generation.

Facilities

EnerFuel leases two facilities: its headquarters in West Palm Beach, Florida (7,160 square feet) and facilities in Fort Lauderdale, Florida (6,413 square feet). Both facilities have offices and fuel cell specific laboratory space and equipment. The West Palm Beach facility also has a complete machine shop and is equipped with routed de-ionized water, cooling water, clean compressed air, hydrogen and other gases.

Our Nanotechnology Operations

Overview

Our nanotechnology operations currently consist of targeted research and development efforts to develop our patent pending vapor deposition and solidification (VDS) process. VDS is a manufacturing process for depositing materials in microscopically thin layers on substrates used to form manufactured components. Initially, we have been testing our VDS process for use in building lithium battery electrodes, including the high-rate battery technology which we have been developing with EnerStruct. The VDS process is designed to facilitate precise deposition of the manufacturing materials so as to increase efficiency and speed of production while also increasing performance of the battery electrode by enhancing conductivity and producing increased electrical current.

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

We have set up a prototype manufacturing and testing facility in Fort Lauderdale, which has produced samples of lithium battery electrodes for evaluation internally and externally.

We are also working at NanoEner to develop a new generation of electrodes capable of delivering a super high rate of discharge while reducing the weight of the electrodes. These nano-electrodes do not require binding and conductive additives which are commonly used in the industry; instead, they use nano-structures to accomplish the bonding. We expect that these electrodes will have about 30% more energy and deliver it faster than the conventional electrodes. In addition, the electrodes are expected to deliver excellent mechanical strength, improved charge time, lower weight and higher safety; all qualities that we believe will greatly benefit the consumer.

Application of Nanotechnology to Batteries

We have researched the application of our VDS technology to production of batteries on a prototype basis. Our VDS process uses a special chamber into which we put a battery “substrate” (which is the material upon which we deposit materials to build battery electrodes). Through a highly calibrated and flexible computer control program that allows micromanagement of key process parameters, we are able to precisely control the formation of battery electrodes. The VDS process makes it possible to add the electrode materials and precisely control their structure on the substrate for a smoother, more even and more complete coverage of the substrate surface, with less surface imperfections. We believe that this process produces electrodes that have higher conductivity of electric current, which results in greater power output from the electrode. We believe that the benefits of this production process for battery electrodes may include:

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

•   Excellent adhesion and surface characteristics of electrodes

Intellectual Property

We have three nanotechnology-based patent applications pending, including one covering our VDS “thin films” deposition process. We have also licensed our VDS technology to EnerStruct for nonexclusive use in Japan. One of the patent applications is a utility application, and the other two are provisional applications.

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

Research and Development

During 2006 and 2005 NanoEner spent $654,000 and $791,000, respectively, on research and development to pursue technologies for nanomaterials and nanomanufacturing, focusing on applying nanotechnology to improving the performance of Li-ion battery electrodes.

Facilities

NanoEner leases 1,720 square feet of industrial and office space approximately one mile from our headquarters in Fort Lauderdale, Florida. This space is used for NanoEner’s prototype equipment and research and development.

Government Regulation and Approvals

Certain aspects of production and transportation of batteries and fuel cells and their components or raw materials are regulated on the international, federal, state, and local levels, as well as by private commercial organizations. Transportation of battery products is regulated by the U.S. Department of Transportation and other governmental departments and agencies. Compliance with applicable regulations is required before we can ship our products on a commercial basis. We may need to obtain approvals for the storage or transportation of flammable or hazardous fuels before we are able to deliver some of our planned fuel cell systems. Future legislation and/or other regulation concerning the transportation and storage of hydrogen fuel and other fuels associated with fuel cells is expected in the future.

We may be required to obtain certifications on our products and systems from product-safety testing and certification organizations such as “QPL” (Qualified Parts Laboratory - Crane, Indiana) and “UL” (Underwriters Laboratory), before we can sell them generally or to specific markets. Certain certifications may not be required for products imbedded into systems (e.g., for certain OEM applications).

Future legislation and/or other regulation concerning the transportation and storage of hydrogen fuel and other fuels associated with fuel cells are expected in the future. As a result of any such legislation or regulation, we may need to obtain governmental approval for the storage or transportation of flammable or hazardous fuels before transporting fuel cell systems to our customers.

In addition to the foregoing, we must comply with all applicable environmental and safety regulations. These regulations may become more stringent, increasing the cost of compliance and the risk of failure to comply. In particular, there are environmental laws that provide for strict, unlimited liability in connection with releases of “hazardous substances.” In the manufacturing of batteries and components and materials for batteries (and to a lesser extent in our fuel cell and nanotechnology operations), we may use hazardous substances that are regulated under these environmental laws. Our battery operations are currently classified as a “small quantity generator of hazardous waste” and must operate in accordance with the applicable regulations. Air emissions from our battery operation are regulated under an operating permit issued at the local level. Compliance requirements are identified in the permit. At this time, our costs for maintaining environmental, health and safety compliance are not significant.

Additional Information

We electronically file reports with the Securities and Exchange Commission (the "SEC"), including annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to such reports. The reports we file with or furnish to the SEC are available free of charge on our Internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may also read and copy any materials that we file with or furnish to the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2: PROPERTIES

Description of Properties

Our headquarters are located in an office building in Fort Lauderdale, Florida under a lease that became effective in February 2004. The facility was finished to our office layout specifications. The lease of this 8,183 square foot office space expires February 28, 2009. The monthly rent plus common area charges currently total approximately $19,000 and are subject to annual increases.

In 2005, we established a corporate office in New York City, comprised of approximately 6,600 square feet under a lease with monthly rent of $35,520, including operating expenses. Effective February 1, 2006, Ener1 Group assumed the payment obligations under this lease. In January 2007, the lease was terminated without obligation.

On February 5, 2007, Ener1 entered into a short-term lease for office space in New York City for monthly rent of $6,750 on a month-to-month lease with a minimum lease term of three months. The rent expense is shared equally between Ener1 and Ener1 Group such that each party pays $3,375 of the monthly rent.

Ener1 Battery owns a battery research and development facility, consisting of land and a 22,000 square foot building located in Fort Lauderdale, Florida. The building is in good condition and has been modified to suit our operations. The Fort Lauderdale facility has been used exclusively by EnerDel under a lease entered into in October 2004. In the second quarter of 2006, EnerDel moved its Fort Lauderdale operations and personnel to its Indianapolis, Indiana facility. Ener1 Battery has guaranteed the performance of our obligations under our senior secured convertible debentures due January 2009 (the "2004 Debentures"). The Fort Lauderdale land, building and equipment are pledged as collateral to secure the obligations of Ener1 Battery under this guarantee. As of December 31, 2006, $19,700,000 in aggregate principal amount of the 2004 Debentures was outstanding.

Beginning in October 2004, EnerDel subleased 44,000 square feet of manufacturing space and 12,000 square feet of office space in Indianapolis, Indiana from Delphi Automotive Systems, LLC for approximately $46,000 per month. Delphi has filed for protection under Chapter 11 of the U.S. bankruptcy statutes and rejected its prime lease in that proceeding. In February 2006, EnerDel entered into a verbal month-to-month lease of the facilities with Universal Tool & Engineering Company, Inc. (“UTE”), the owner of the property. See “Legal Proceedings” for discussion of the lawsuits between us and UTE.

EnerFuel leases 7,600 square feet of industrial and office space in West Palm Beach, Florida under a lease that began in January 2006 and expires December 31, 2007. We have the option to extend the lease for two renewal terms of five years each. This space is used primarily for research and development of fuel cell products and also serves as EnerFuel’s administrative offices and primary services facility. EnerFuel also leases approximately 3,200 square feet of industrial and office space approximately one mile from our headquarters in Fort Lauderdale, Florida for $4,700 per month. This lease expires on August 30, 2008. This space is used primarily for certain hardware development projects.

NanoEner leases 1,720 square feet of industrial and office space approximately one mile from our headquarters in Fort Lauderdale, Florida for a monthly rent of $1,900. This space is used for NanoEner’s prototype equipment and research and development. The lease expired in July 2006 and space is now leased on a month-to-month basis.

Investment Policies

We do not have specific limitations on the percentage of our assets that may be invested in any one investment or any specific limitation on the types of investments we may make. There is no specific shareholder vote requirement regarding changes in this policy. Generally, we acquire assets primarily for operating purposes and not for capital gains or income per se.

ITEM 3: LEGAL PROCEEDINGS

We receive communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.

Beginning in October 2004, EnerDel subleased 44,000 square feet of manufacturing space and 12,000 square feet of office space in Indianapolis, Indiana from Delphi Automotive Systems, LLC. Delphi has filed for protection under Chapter 11 of the U.S. bankruptcy statutes and rejected its prime lease in that proceeding. In February 2006, EnerDel entered into a month-to-month lease of the facilities with Universal Tool & Engineering Company, Inc. (“UTE”), the owner of the property, and began to negotiate the terms of a new, direct five-year lease with UTE. In January 2007, EnerDel reached a tentative agreement with UTE on the financial terms of a lease and began working with UTE on the terms of a definitive lease agreement.

On March 12, 2007, UTE filed a lawsuit in Superior Court, Marion County, Indiana, against EnerDel. The lawsuit alleges that EnerDel breached its payment obligations under its month-to-month lease and demands the removal of EnerDel from the facilities, unspecified monetary damages for breach of contract and unlawful enrichment, and immediate appointment of a receiver over EnerDel.

The unjust enrichment and breach of contract claims both relate to leasehold improvements that UTE made for Delphi under the prime lease between UTE and Delphi. Under its sublease with Delphi, EnerDel had an obligation to pay approximately $487,000 of the cost of such improvements to Delphi on January 24, 2007, the end of the sublease term. We contend that when Delphi rejected the sublease (and the prime lease) in 2006 as part of its bankruptcy proceedings, the obligation to pay Delphi $487,000 became null and void. UTE claims that it entered into an oral contract directly with EnerDel pursuant to which EnerDel agreed to pay $487,000 directly to UTE. We dispute this allegation and believe it is unlikely that UTE will prevail on this claim. In addition, we believe it is unlikely that UTE will prevail on its unjust enrichment and breach of contract claims.

On April 4, 2007, EnerDel filed its answer and counterclaims in Superior Court, Marion County, Indiana, against UTE alleging, among other things, that UTE breached its obligations to provide a reasonable replacement lease and negotiate the terms of such lease in good faith; and that UTE is abusing the process of law in an attempt to force EnerDel to accept an unreasonably one-sided lease. EnerDel has filed a motion indicating its intent to vacate the property and relocate its operations, and requesting unspecified damages.

EnerDel is currently evaluating alternative facilities. We believe suitable locations in the same area are available; however, a relocation would disrupt operations and delay our product development efforts until new facilities are fully operational. In the event we are required to relocate EnerDel’s operations, EnerDel’s product development plan would likely be delayed by three to six months which could delay or affect its ability to meet the milestone targets contained in this development plan. Such disruptions can be minimized if we are granted reasonable time to vacate the property.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Since April 6, 2006 our stock has been listed on the Over-the-Counter Bulletin Board. Previously, from December 22, 2005 to April 6, 2006, the principal market for our stock was the Pink Sheets. Prior to that, the principal market for our stock was the Over-the-Counter Bulletin Board during the period from October 2001 through December 21, 2005. On April 3, 2007, the closing price of our common stock on the Over-the-Counter Bulletin Board was $0.29 per share.

The OTC Electronic Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities.

The following table sets forth the high and low prices for our common stock for the periods from January 1, 2004 through December 21, 2005 and from April 6, 2006 through December 31, 2006, on the OTC Electronic Bulletin Board, and as reported by the OTC Pink Sheets for the period from December 22, 2005 through April 6, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Fiscal Quarter Ended	High	Low

2004	March 31, 2004	$2.00	$0.65
	June 30, 2004	1.00	0.45
	September 30, 2004	0.75	0.42
	December 31, 2004	1.06	0.42

2005	March 31, 2005	0.97	0.53
	June 30, 2005	0.64	0.28
	September 30, 2005	0.64	0.13
	December 30, 2005	0.60	0.06

2006	March 31, 2006	0.45	0.13
	June 30, 2006	0.50	0.28
	September 30, 2006	0.50	0.23
	December 31, 2006	0.35	0.19

As of March 31, 2007, there were 438,991,830 shares of common stock outstanding held by approximately 300 shareholders of record. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, which is an 80.5% owned subsidiary which is 19.5% owned by Delphi, develops Li-ion batteries, battery packs and components such as Li-ion battery electrodes and lithium electronic controllers for lithium battery packs. EnerFuel develops fuel cell products and services. NanoEner develops technologies, materials and equipment for nanomanufacturing.

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

As a result of the decision in 2005 to refocus EnerDel's technology development efforts on Li-ion batteries for the HEV market and to cease using certain manufacturing equipment, we wrote down the value of these manufacturing assets and incurred a charge of $10,527,000. We also expensed a substantial amount of battery-related equipment in 2004 as a result of our determination that certain production equipment would be used for research and development ("R&D") purposes only.

During the second half of 2005, we decided to consolidate our development engineering and production activities in our Indianapolis, Indiana facility. During the last year we built a pilot production line to produce sample cells and we intend to add additional equipment to produce completed products for HEVs. In order to execute these plans, we currently expect that during the next two years we will need to make capital expenditures of $20,000,000 and increase our research and development expenses to approximately $10,000,000 annually. We will need to raise a minimum of $40,000,000 over the next two years to implement this strategy, plus an additional $20,000,000 for administration and financing costs. We intend to raise this capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors.

We restructured EnerFuel's fuel cell business plan and operations in January 2006. EnerFuel now focuses on developing what it believes will be the next generation of high-temperature fuel cells intended to address the fuel cell industry's need for fuel cells that are smaller and less costly and complex. EnerFuel has hired a president with ten years of experience building a start-up fuel cell company and expanded its development team by hiring engineers with experience at a major fuel cell industry participant. As part of the restructuring, EnerFuel also acquired additional fuel cell development equipment and leased a fuel cell development facility set up specifically for fuel cell operations and has moved most of its operations there. EnerFuel is pursuing fuel cell related opportunities in the portable power, auxiliary power, distributed power and backup power markets.

NanoEner, our nanotechnology subsidiary, has built prototype equipment that utilizes our patent pending vacuum deposition and solidification (“VDS”) process for depositing nanostructured materials onto battery electrodes as part of the battery cell manufacturing process. We are currently evaluating NanoEner's operations and business prospects in order to determine whether to continue to pursue our nanotechnology operations as a separate line of business. We are also evaluating NanoEner’s capabilities of providing nanotechnology to our other business units.

Currently, we generate minimal revenue from sales of EnerFuel’s products and product samples. Substantially all of our planned products are still under development. We will require significant capital investment to continue our product development activities to commercialize our technology.

We need additional capital to fund our current and planned operations and intend to raise additional financing. During 2006, Ener1 Group, our controlling shareholder, funded our operations through the exercise of warrants, purchase of convertible notes and loan advances in order to provide us with working capital. We received the following funds from Ener1 Group during 2006: $5,520,000 upon the exercise of warrants to purchase Ener1 common stock, $6,455,000 from the proceeds of convertible notes issued by Ener1 and loan advances of $4,428,000.

In 2007, Ener1 Group has continued to fund our operations on a limited basis through the exercise of warrants and loan advances. Between January 1, 2007 and April 2, 2007, we received the following funds from Ener1 Group: $5,205,000 upon the exercise of warrants to purchase Ener1 common stock, and loan advances of $2,250,000. In consideration for the exercise by Ener1 Group of the warrants prior to their expiration dates, we lowered the exercise prices of these warrants.

We have issued subordinated, convertible notes to Ener1 Group in the aggregate amount of $11,960,000, representing our obligation to repay a portion of the amounts advanced to us by Ener1 Group during 2006 and 2007. The principal amount of these notes includes financing fees of $600,000. These notes bear interest at the rate of 10% per annum. All interest accrues until the maturity of the notes on May 15, 2009, at which time all principal and accrued interest are payable in full, or earlier but not before January 1, 2008, if all of our obligations under the senior secured convertible debentures due 2009 (“the Debentures”) have been satisfied. The notes are subordinated to the rights of the holders of our Debentures. Once all of our obligations under the Debentures have been satisfied, the notes will be convertible at Ener1 Group's option into 23,920,000 shares of Ener1 common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the notes if none of the Debentures are outstanding and certain bankruptcy events occur with respect to our company.

In connection with these notes, we issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.40 per share, immediately exercisable warrants to purchase up to 38,000,000 shares of our common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 27,000,000 shares of our common stock at an exercise price of $0.60 per share. These warrants have a five-year term.

Ener1 Group has advanced us an additional $2,428,000 during 2006 and 2007. We have not yet established, the terms upon which we will repay these funds to Ener1 Group.

We have no commitment from Ener1 Group to provide any further funding to us.

Ener1 Group owns approximately 86% of our outstanding common stock and five of our directors and four of our executive officers are affiliated with Ener1 Group. The above-described financing transactions were approved by a committee of the independent members of our board of directors.

Our consolidated financial statements included in this Annual Report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $191,944,000 and a working capital deficit of $13,735,000 as of December 31, 2006. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2007 and additional financing will be required to fund Ener1’s planned operations and meet its current obligations through those periods. Such conditions raise substantial doubt about Ener1’s ability to continue as a going concern. Management believes that our ability to raise additional funds for our operations and further execute our business plan has been adversely affected by our previous inability to sell securities in the public markets, or keep the registration statements registering the resale of certain securities effective, as a result of the need to restate our financial statements during 2006, as described below.

The terms of the Registration Rights Agreements executed in connection with the issuance of our 5% Senior Secured Convertible Debentures due 2009, issued in January 2004 (the “2004 Debentures”) and our 7.5% Senior Secured Convertible Debentures due 2009, issued in March 2005 (the “2005 Debentures”) required us to register the resale of the common stock underlying the 2004 Debentures and associated warrants until January 20, 2006 and requires us to register the resale of the common stock underlying the 2005 Debentures and associated warrants until March 14, 2007. In addition, the Registration Rights Agreement for the 2005 Debentures requires us to maintain a listing for our common stock on the OTC Bulletin Board or major exchange. If either of those registration statements were not available for use at any time during the required periods or we failed to maintain the required stock listing, we were required to make certain payments to the purchasers of the 2004 and/or 2005 Debentures, as the case may be (the “registration delay expenses”).

The registration statement for the 2005 Debentures was not available for use from November 21, 2005 through September 8, 2006, and the registration statement for the 2004 Debentures was not available for use from November 21, 2005 through September 12, 2006 (the required registration period for the 2004 Debentures and resulting accrual of registration delay expenses ended on January 20, 2006). As a result of our failure to file timely reports with the Securities and Exchange Commission, our stock was delisted from the OTC Bulletin Board from December 22, 2005 to April 6, 2006. As a result of these events, as of December 31, 2006 we had incurred a total of $2.7 million in registration delay expenses under the 2004 and 2005 Debentures.

As of April 4, 2007, $1,600,000 of the registration delay expenses have been paid to one of the holders of $9.5 million principal amount of the 2004 Debentures and $10.0 million principal amount of the 2005 Debentures. The remaining amount owed to the holder for registration delay expenses is $145,000. On April 4, 2007, the holder agreed to continue to forbear until May 4, 2007 from taking any action with respect to the remaining $145,000 of registration delay expenses owed to this holder if we remain in compliance with the Forbearance Agreement during this time.

As of April 4, 2007, in addition to the $145,000 owed to the holder described above, we have not paid registration delay expenses of $926,000 to the remaining holders of the 2004 and 2005 Debentures. We have not entered into a forbearance agreement with, nor have we received a default notice from, any of the remaining holders. See “Risk Factors - We have not made certain payments required under our senior secured convertible debentures and the holders of such debentures may declare a default under the debentures.”

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the fair value of financial instruments such as derivatives, the disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period. Changes in the accounting estimates we use are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

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

The pricing model we use for determining fair values of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and option volatilities. Selection of these inputs involves management’s judgment and may impact net income.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), which requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, in December 2005, we determined that several of the outstanding warrants to purchase our common stock and the embedded conversion feature of several of our financial instruments, including our 2004 Debentures and 2005 Debentures, should be separately accounted for as liabilities. We had not classified these derivative liabilities as such in our historical financial statements. In order to reflect these changes, we restated our financial statements for the years ended December 31, 2004 and 2005 to record the fair value of these warrants and conversion features on our balance sheet and record unrealized changes in the values of these derivatives in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

We use the Black-Scholes pricing model for determining the fair value of our warrant derivative liabilities and the conversion feature of the preferred stock. We use a lattice valuation model to value the compound embedded derivative features in the 2004 Debentures and 2005 Debentures. As a result, we report the value of these derivatives as current liabilities net on our balance sheet and we report changes in the value of these derivatives as non-operating gains or losses on our statement of operations. The value of derivatives is required to be recalculated (and resulting non-operating gains or losses reflected in our statement of operations and resulting adjustments to the associated liability amounts reflected on our balance sheet) on a quarterly basis.

Share-Based Payments

Effective January 1, 2006, Ener1 adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” and related interpretations (“SFAS 123R”) using the modified-prospective transition method. Accordingly, results for the prior periods have not been restated. Under that method, compensation cost recognized in 2006 includes (a) compensation costs for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R.

Accounting for Long-Lived Assets

We account for the impairment and disposition of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered impaired if the sum of the undiscounted cash flows we estimate will be generated by that asset is less than their carrying value.

Results of Operations for Years Ended December 31, 2006 and 2005

Net income (loss). We reported a net loss of $41,305,000 for the year ended December 31, 2006, a decrease of $69,909,000 when compared to net income of $28,604,000 for the year ended December 31, 2005.

Our net loss for the year ended December 31, 2006 includes a loss on derivative liabilities of $146,000 and our net income for the year ended December 31, 2005 includes a gain on derivative liabilities of $70,849,000. The decrease in gain on derivative liabilities of $70,995,000 accounts for substantially all of the year-over-year difference in net income (loss). The gain on derivative liabilities in 2005 resulted from non-cash changes in the accounting value of freestanding and embedded derivative liabilities, primarily due to declines in the market price of our common stock.

Losses from operations. We reported losses from operations of $26,410,000 for the year ended December 31, 2006, a decrease of $6,739,000 when compared to losses from operations of $33,149,000 for the year ended December 31, 2005. The decrease in operating losses was attributable primarily to a $12,660,000 decrease in research and development expenses, partially offset by a $6,068,000 increase in general and administrative costs. We had no significant sales from continuing operations in 2005 or 2006. Sales reported primarily related to sales of fuel cell services.

Research and development (“R&D”) expenses. Our R&D expenses were $6,442,000 and $19,042,000 for the years ended December 31, 2006 and 2005, respectively. R&D expenses for 2005 include a charge of $10,527,000 for the value of battery production assets that were charged to R&D expenses as a result of our decision in 2005 to dedicate our Fort Lauderdale battery plant to R&D activities and a charge of $1,000,000 for costs associated with a research and development contract with EnerStruct, Inc. Exclusive of these charges, R&D expenses decreased $1,073,000, or 14%, from $7,515,000 in 2005 to $6,442,000 in 2006. This decrease primarily resulted from decreased R&D activities related to EnerDel’s lithium-ion battery development activities.

R&D expenses for fiscal 2006 included $3,780,000 of expenses incurred in connection with our battery business, $2,008,000 of expenses incurred in connection with our fuel cell business, and $654,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for fiscal 2005 included $5,570,000 of expenses incurred in connection with our battery business, $1,154,000 of expenses incurred in connection with our fuel cell business, and $791,000 of expenses incurred in connection with our nanotechnology business. Overall, R&D materials and equipment expense decreased $1,003,000 from $1,848,000 in 2005 to $875,000 in 2006.

General and administrative (“G&A”) expenses. G&A decreased $3,132,000, or 23%, to $10,477,000 in 2006 compared to $13,609,000 in 2005. This decrease was due to $1,447,000 lower salaries, bonuses and related benefits for executive management and cost containment efforts under which expenses for outside services decreased $381,000, travel expenses decreased by $323,000 and insurance decreased by $214,000. In addition, downsizing and disposal activities in 2006 were $311,000 lower than in 2005.

Warrant modification expense. Warrant modification expense of $9,200,000 for the year ended December 31, 2006 resulted from modifications of the terms of certain warrants to purchase our common stock under an agreement (the “Warrant Exercise Agreement”) with Ener1 Group entered into on March 30, 2006.

Provision for income taxes. The effective tax rate in 2006 and 2005 was zero percent. The gain on derivative liability is not considered income for federal income tax purposes. As a result, we reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in the deferred tax asset valuation allowance.

Interest expense. Interest expense was $10,376,000 and $9,936,000 in 2006 and 2005, respectively, an increase of $440,000, or 4%. Interest payments were $3,680,000 and $3,786,000 for fiscal 2006 and 2005, respectively; non-cash interest expense related to the amortization of financing costs and bond discounts was $5,027,000 and $6,140,000 for fiscal 2006 and 2005, respectively; and non-cash interest expense related to accrued interest for convertible notes and advances due to Ener1 Group was $1,669,000 and $0 for fiscal 2006 and 2005, respectively. The principal reason for the increase in interest expense for 2006 over 2005 was the inclusion of a full twelve months of interest on the 2005 Debentures, and an increase in the interest rate to 15% on both the 2004 Debentures and 2005 Debentures.

Liquidity and Capital Resources

At December 31, 2006, we had a working capital deficit of $13,735,000, ($6,573,000 excluding derivative liabilities). Our available cash at December 31, 2006 was $67,000. We used $17,126,000 of cash for operating activities in 2006, which was funded through beginning cash available of $2,082,000 and financing activities of $16,378,000. These financing activities consisted of interim funding from Ener1 Group, our controlling shareholder, through its exercise of warrants to purchase Ener1 common stock, which generated proceeds of $5,520,000, the issuance of $6,000,000 of convertible notes with detachable warrants, the issuance of a $455,000 convertible note and loan advances of $4,428,000.

In 2007, we received proceeds of $5,205,000 upon the exercise of warrants by Ener1 Group to purchase Ener1 common stock, and loan advances of $2,250,000 from Ener1 Group. In consideration for the exercise by Ener1 Group of the warrants prior to their expiration, we lowered the exercise prices of these warrants. The proceeds were used for working capital purposes, including a payment of $350,000 of registration delay expenses to a holder of our debentures with whom we entered into a Forbearance Agreement, under which the holder agreed to forbear until April 2, 2007 from taking any action related to the non-payment of  registration delay expenses owed to this holder following the payment. In addition, we owe $926,000 of registration delay expense to the other holders of the 2004 Debentures and 2005 Debentures.

As of March 29, 2007, we had less than $150,000 cash available and a working capital deficit of approximately $13,162,000 ($6,000,000 excluding derivative liabilities). In addition to cash requirements arising from our working capital deficit, we incur monthly cash operating expenses, primarily for salaries, insurance, employee benefits and rent, typically ranging from $1,200,000 and $1,600,000. In addition, interest payments averaging $1,300,000 related to our 2004 Debentures and 2005 Debentures are at the end of each quarter.

From March 30, 2007 through April 2, 2007, we received advances of $2,250,000 from Ener1 Group which we used for the interest payments of $1,272,000 due April 2, 2007 and certain operating expenses. On April 4, 2007, we paid $150,000 for registration delay expenses to one of the holders of our debentures under which the holder agreed to forbear until May 4, 2007 from taking any action related to the non-payment of $145,000 of remaining registration delay expenses owed this holder following this payment. We will require additional funding in the next several weeks to meet our past due and on-going operating expenses. We do not have any commitments from Ener1 Group or other sources to provide additional funding.

We do not presently have sufficient funds to conduct our operations and estimate that we need to raise a minimum of $60,000,000 in additional capital to fully execute our business plans during 2007 and 2008, including $20,000,000 of planned capital expenditures for pilot production equipment and facilities upgrades at EnerDel, and funding of continuing R&D expenses. Such conditions raise substantial doubt about Ener1’s ability to continue as a going concern. We intend to raise needed capital through a combination of funds from government sources, including research and development grants and public financing such as revenue bonds, and equity or debt financing from strategic or financial investors.

If we are unable to obtain funding from any of the above sources, we plan to seek additional funds from Ener1 Group on terms similar to those contained in our convertible notes payable to Ener1 Group until such other funds can be obtained. There is no assurance that Ener1 Group will provide such funds. If we do not obtain adequate short-term working capital and permanent financing, we would have to curtail our research and development activities and adopt an alternative operating model to continue as a going concern.

In January 2007, we agreed to file a registration statement to register the resale of 5,000,000 shares of our common stock underlying warrants we issued to Credit Suisse and 20,000,000 shares of common stock sold to Credit Suisse by Ener1 Group. We filed the registration statement on February 14, 2007. Under the terms of the applicable Registration Rights Agreement, if such a registration statement is not declared effective by the SEC within 120 days of January 5, 2007, we will be liable for registration default payments equal to 1% of the purchase price of the securities for each 30 day period until the registration default is cured.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Annual Report and make forward looking statements in our press releases that are subject to risks and uncertainties. Forward-looking statements include information that is not purely historic fact and include, without limitation, statements concerning our financial outlook for 2007 and beyond, our possible or assumed future results of operations generally, and other statements and information regarding assumptions about our revenues, cash flow from operations, available cash, operating costs, capital and other expenditures, financing plans, capital structure, contractual obligations, legal proceedings and claims, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our planned products and stock. The sections of this Annual Report which contain forward-looking statements include “Business,” “Properties,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes.

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

We have a history of operating losses.

We have experienced net operating losses since 1997, incurred negative cash flows from operations since 1999 and, as of December 31, 2006, had an accumulated deficit of $191,944,000. Cash used in operations for the years ended December 31, 2006 and 2005 was $17,126,000 and $24,333,000, respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our energy-related technology and products will require significant additional capital investment.

We have not made certain payments required under our senior secured convertible debentures and the holders of such debentures may demand payment, and if payment arrangements are not made they could declare a default under the debentures.

We incurred $2,671,000 of registration delay expenses owed to the holders of our senior secured convertible debentures because registration statements registering the resale of the common stock underlying these debentures were not effective and available for use as required by the terms of such debentures. We have not paid $2,221,000 of these expenses as of December 31, 2006 and $1,071,000 as of April 4, 2007, and the holders of the debentures may send us notice of a default under the debentures as a result of such non-payment and require us to redeem the debentures, together with accrued interest, at the redemption prices set forth in the Debentures. We cannot assure you that we would be able to borrow or otherwise obtain the funds required to repay all amounts due under the debentures in the event these amounts are declared due. If we were not able to repay these amounts, the debenture holders could foreclose on the collateral securing our obligations under the debentures, which includes the stock we own in EnerDel. One of our debenture holders has agreed not to exercise any default remedies available as a result of our non-payment of the registration delay expenses through May 4, 2007. This agreement to forbear is conditioned upon our compliance with certain conditions and we cannot assure you that we will be able to comply with all of these conditions.

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

Our senior secured convertible debentures issued in January 2004 and March 2005, both due 2009, contain restrictive covenants that limit our ability to, among other things: dispose of assets; incur debt; pay dividends; repurchase our capital stock and debt securities; create liens on our assets; and, engage in transactions with our affiliates.

These covenants may significantly limit our ability to respond to changing business and economic conditions and to secure additional financing, and we may be prevented from engaging in transactions that might be considered important to our business strategy or otherwise beneficial to us.

We may never complete the research and development of commercially viable products.

Although we have conducted other business activities in the past, we have only in the past five years reorganized our activities to focus on the development of alternative energy products and services (primarily Li-ion batteries and fuel cells). We do not know when or whether we will successfully complete research and development of commercially viable energy products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. The commercialization of our products depends on our ability to control the costs of manufacturing, and we cannot assure you that we will be able to sufficiently control these costs. We must complete substantial additional research and development before we will be able to manufacture a commercially viable battery product in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful lives prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims.

We have an unproven business plan.

We have an unproven business plan and do not expect to be profitable for the next several years. We have shifted our business from providing engineering services and interactive products to focus primarily on developing technologies, products and services related to Li-ion batteries, fuel cells and nanotechnology. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as a company seeking to develop and manufacture new products.

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

Our energy products and technologies target emerging markets and we do not know the extent to which our technologies and products will be accepted. We do not currently have any commercially viable products. We must be able to develop a commercially viable product for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. We will need to develop or acquire adequate marketing and manufacturing capabilities in order to develop a commercially successful product. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

•	• The cost competitiveness of our products

•	• Consumer reluctance to try a new product

•	• Consumer perceptions of our products’ safety

•	• Regulatory requirements

•	• Barriers to entry created by existing energy providers

•	• Emergence of newer, more competitive technologies and products

We have no experience manufacturing battery, fuel cell or nanotechnology-based products on a large-scale commercial basis and may be unable to do so.

Since 2002, we have focused primarily on research and development and have no experience manufacturing any of our planned products on a commercial basis. We are developing new battery products that will use high volume battery manufacturing processes and equipment. We have no experience using such equipment for the products we are developing. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We will also require partners to assist in the distribution, servicing and supply of components for our anticipated fuel cell products which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to make large cash payments to the partner, issue a significant amount of equity securities to the partner, provide the partner with the opportunity to have representation on our board of directors, agree to exclusive purchase or other arrangements with the partner and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under some circumstances.

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

Supplying Li-ion batteries to the automotive industry has significant risks for a new company. We will be competing against much larger suppliers that have greater financial, marketing and other resources; more experience in low cost, high volume manufacturing operations; existing relationships with automotive purchasing and engineering development departments; and increased ability to take advantage of economies of scale in purchasing raw materials than we have. The automotive industry is extremely competitive and competition to supply vehicle components to manufacturers focuses on cost, weight and size of such components. The ability of domestic automobile manufacturers to adopt new battery technologies for HEVs will depend on many factors outside our control, including their ability to develop HEV vehicle platforms. If the HEV industry does not accept Li-ion battery technology, or if our Li-ion batteries do not meet industry requirements for battery cost, weight and size, our batteries will not gain market acceptance.

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

Our energy technologies and products may use lithium, hydrogen or other materials that could leak and combust if ignited by another source. These technologies and products expose us to potential product liability claims relating to dangers that are inherent in lithium, hydrogen and products that use either. Hydrogen is a flammable gas and therefore a potentially dangerous product. Hydrogen is typically generated from gaseous and liquid fuels that are also flammable and dangerous, such as propane, natural gas or methane, in a process known as reforming. Natural gas and propane could leak into a residence or commercial location and combust if ignited by another source. In addition, our products may operate at high temperatures, which could expose us to potential liability claims, in the event of accidents involving combustion or explosion. Accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for, or heighten regulatory scrutiny of, our products. In addition, we might be held responsible for damages beyond the scope of our insurance coverage. We also cannot predict whether we will be able to maintain our insurance coverage on acceptable terms.

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

As part of our business strategy, we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. However, we may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to complete the acquisitions on commercially acceptable terms or at all. We may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. Even with this investment of management and financial resources, an acquisition may not produce the desired revenues, earnings or business synergies. In addition, an acquisition may reduce the percentage ownership of our then current stockholders. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, as a result of any acquisition, we may incur non-recurring charges and be required to amortize significant amounts of intangible assets, which could adversely affect our results of operations.

We may not be able to protect the intellectual property upon which we depend and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is also possible that our competitors or others will adopt trademarks similar to ours, thus impeding our ability to build brand identity and possibly leading to customer confusion. We could incur substantial costs in prosecuting or defending trademark infringement suits.

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

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue lawsuits or other legal action in the future to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and we could use a substantial amount of our financial resources in either case.

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

Our success depends in large part on our ability to retain and attract management and operating personnel, our officers and other key employees. Our business requires a highly skilled specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees. We have experienced recent executive management turnover, and could face difficulty hiring and retaining qualified senior executives.

We face risks associated with our plans to market, distribute and service our products internationally.

We may market, distribute and service our products internationally. We have limited experience developing and no experience manufacturing our products to comply with the commercial and legal requirements of international markets. Our success in international markets will depend, in part, on our ability and our partners ’ ability to secure relationships with foreign sub-distributors, and our ability to manufacture products that meet foreign regulatory and commercial requirements. Additionally, our planned international operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

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

We expect to expand our manufacturing capabilities rapidly, accelerate the commercialization of our products and enter a period of rapid growth, which will place a significant strain on our senior management team and our financial and other resources. The proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage our rapid growth effectively will require us to continue to improve our operations, to improve our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

Our stock price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Our principal stockholder has substantial control over our affairs.

Ener1 is controlled by Ener1 Group, which owns approximately 86% of our outstanding common stock. Three of Ener1 Group’s board members are also members of our Board of Directors and a fourth Ener1 board member acts as a Strategic Advisor to Ener1 Group. Four of our senior executives, including the Chief Executive Officer and Chief Financial Officer, and two of our directors are also executives of Ener1 Group. Ener1 Group has the ability to exert substantial influence over all matters submitted to a vote of the stockholders of Ener1, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a stockholder, may view favorably.

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

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ener1, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Ener1, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

April 4, 2007

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	December 31,	December 31,
	2006	2005
ASSETS
Current assets
Cash and equivalents, including restricted cash of $224	$291	$2,306
Accounts receivable	152	-
Prepaid expenses and other current assets	248	189
Due from related parties	-	157
Total current assets	691	2,652

Property and equipment, net	3,554	3,042
Investment in EnerStruct, Inc.	40	805
Deferred debenture and note costs, net of amortization of $3,369 and $2,082	2,812	3,748
Other	71	202
Total assets	$7,168	$10,449

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	27	24
Accounts payable and accrued expenses	5,937	2,969
Liabilities of discontinued operations	-	307
Interest payable	1,300	-
Derivative liabilities	7,162	54,979
Total current liabilities	14,426	58,279

Long-term portion of installment loan	39	67
Convertible notes, advances and accrued interest due to related party,
net of discounts of $3,663 and $0	7,939	-
$19,700 convertible debentures, net of discount of $11,780 and $13,970	7,920	5,730
$14,225 convertible debentures, net of discount of $8,856 and $10,064	5,369	4,161
Total liabilities	35,693	68,237

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	6,576	4,967
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	15,162	13,188

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized
417,349,560 and 347,455,751 issued and outstanding, respectively	4,174	3,475
Paid in capital	137,507	72,830
Accumulated deficit	(191,944)	(152,248)
Total stockholders' deficit	(50,263)	(75,943)
Total liabilities and stockholders' deficit	$7,168	$10,449

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2006	2005
Net sales	$100	$60
Cost of sales	-	-
Gross profit	100	60

Operating expenses:
General and administrative	10,477	13,609
Research and development	6,442	19,042
Warrant modification expense	9,200	-
Depreciation and amortization	391	558
Total operating expenses	26,510	33,209
Loss from operations	(26,410)	(33,149)

Other income (expense):
Interest expense	(10,376)	(9,936)
Registration delay expenses	(2,016)	(645)
Equity in loss of EnerStruct, Inc.	(765)	(380)
Other	17	295
Gain (loss) on derivative liabilities	(146)	70,849
Total other income (expense)	(13,286)	60,183

Income (loss) before income taxes	(39,696)	27,034
Income taxes	-	-
Net income (loss) before minority interest	(39,696)	27,034
Minority interest	(1,609)	1,570
Net income (loss)	(41,305)	28,604
Preferred stock dividends	(1,974)	(2,926)
Net income (loss) attributable to common shareholders	$(43,279)	$25,678

Net income (loss) per share, basic	$(0.11)	$0.07
Net (loss) per share, diluted	$(0.11)	$(0.02)

Weighted average shares outstanding - basic	401,534	347,456
Weighted average shares outstanding - diluted	401,534	433,028

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2005 and 2006
(In thousand except share data)

	Common Stock		Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2004	347,455,751	$3,475	$76,675	$(182,892)	$(102,742)

Stock options issued for services
and compensation due to variable options	-	-	1,080	-	1,080
Delphi minority interest in EnerDel	-	-	(18)	-	(18)
Accretion of discount on preferred stock	-	-	(1,865)	-	(1,865)
Accrued dividends on preferred stock	-	-	(1,065)	-	(1,065)
Warrants issued in connection with debt
placement services	-	-	213	-	213
Dividend of Splinex shares	-	-	-	(150)	(150)
Net income (including preferred dividends
payable to minority interest owner charged
to paid in capital)	-	-	(2,190)	30,794	28,604
Balance December 31, 2005	347,455,751	3,475	72,830	(152,248)	(75,943)

Employee stock options exercised	619,314	6	(6)	-	-
Warrants exercised in connection with services	148,718	2	(2)	-	-
Shares issued in payment of services	125,777	1	46	-	47
Stock-based compensation expense	-	-	1,641	-	1,641
Accretion of discount on preferred stock	-	-	(907)	-	(907)
Accrued dividends on preferred stock	-	-	(1,067)	-	(1,067)
Warrants exercised by Ener1 Group	69,000,000	690	4,830	-	5,520
Warrant modification expense	-	-	9,200	-	9,200
Fair value adjustment for elimination of
derivatives - warrants	-	-	22,096	-	22,096
Fair value adjustment for conversion of
derivatives - warrants	-	-	26,449	-	26,449
Warrants issued to related party in connection
with debt placement services	-	-	4,006	-	4,006
Net loss (including preferred dividends
payable to minority interest owner charged
to paid in capital)	-	-	(1,609)	(39,696)	(41,305)
Balance December 31, 2006	417,349,560	$4,174	$137,507	$(191,944)	$(50,263)

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2006	2005
Net income (loss)	$(41,305)	$28,604

Adjustments to reconcile net income (loss) to cash used in operating activities:
Loss (gain) on derivative liabilities	146	(70,849)
Minority interest in losses and preferred dividends of consolidated subsidiary	1,609	(1,570)
Research and development assets expensed	364	10,602
Accretion of discounts on debentures and notes	3,741	4,963
Non-cash interest expense related to financing costs	1,286	1,177
Non-cash interest expense related to convertible notes and advances
from related party	369	-
Depreciation and amortization	391	558
Compensation expense for stock options	1,641	1,080
Equity in loss from investment in EnerStruct	765	380
Assets transferred under Warrant Exercise Agreement	10,127	-
Changes in current assets and liabilities	3,740	722
Net cash used in operating activities	(17,126)	(24,333)

Investing Activities - capital expenditures, net	(1,267)	(813)

Financing Activities:
Proceeds from convertible notes and advances from related party, net of costs	10,883	-
Proceeds from exercise of warrants	5,520	-
Repayment of bank installment loan	(25)	(23)
Proceeds from issuance of senior secured debenture, net of costs	-	13,134
Proceeds from sale of preferred stock	-	250
Net cash provided by financing activities	16,378	13,361

Net decrease in cash and equivalents	(2,015)	(11,785)
Cash and cash equivalents - beginning balance	2,306	14,091
Cash and cash equivalents - ending balance	$291	$2,306

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Interest	$3,680	$3,786
Income taxes	-	-

Non-cash investing and financing activities:
Adjustment for elimination of derivatives as fair value - warrants	$22,096	$-
Adjustment for conversion of derivatives as fair value - warrants	26,449	-
Warrants issued in connection with the issuance of debt	4,006	213
Accrued dividends on preferred stock	1,067	1,066
Accretion of discounts on preferred stock	907	1,860
Spin-off of Splinex shares	-	150

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Ener1, Inc.’s ("Ener1" or the "Company") is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Lithium-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials. In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owns approximately 85% of the outstanding common stock of the Company as of December 31, 2006.

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

On October 26, 2004, Ener1 and each of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) contributed certain assets to a newly organized Delaware corporation, EnerDel, Inc. Ener1 received 80.5% of EnerDel’s common stock. Delphi received 19.5% of EnerDel's common stock, 8,000 shares of EnerDel’s Series A Preferred Stock, warrants with a seven year term to purchase up to 1.75 million shares of Ener1's common stock for $0.70 per share, and warrants with a seven year term to purchase up to 5.25 million shares of Ener1’s common stock for $1.00 per share. All of the Company’s Li-ion battery business has been conducted through EnerDel since its formation.

The Company formed NanoEner on April 2, 2004 to develop new markets and applications for Ener1’s proprietary technologies to manufacture nanomaterials. The Company formed EnerFuel on October 29, 2004 to conduct the Company’s fuel cell related operations.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999. In addition, as of December 31, 2006, the Company has an accumulated deficit of $191,944,000 and working capital deficit of $13,735,000 and is not in compliance with its debt agreements requirement to pay registration delay expenses related to its senior secured convertible debentures due 2009. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2007 and 2008 and additional financing will be required to fund Ener1's planned operations through that time. Ener1 requires additional financing to continue its operations. These conditions give rise to substantial doubt about Ener1's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

In 2006, the Company relied on its controlling shareholder, Ener1 Group, for adequate funding to sustain operations on a month-to-month basis and has continued to rely on Ener1 Group in 2007. There is no assurance that Ener1 Group will continue to provide funding in amounts sufficient to maintain the current levels of activities, if at all. Subsequent to December 31, 2006, the Company has obtained interim operating funding from Ener1 Group through the exercise of certain warrants to purchase Ener1 common stock and loan advances in amounts sufficient to meet the immediate working capital requirements but not in amounts sufficient to meet its working capital deficit or sustain its operations for any significant period of time. The Company requires additional interim working capital financing until it raises permanent capital during 2007. The Company intends to raise substantial additional capital during 2007 from government sources including grants or public financing, or from strategic or financial investors. If the Company is unable to raise adequate permanent capital for its current plan of operations, it would have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include Ener1, Inc. and its wholly-owned subsidiaries and its majority (80.5%) owned subsidiary, EnerDel. Intercompany accounts and transactions have been eliminated in consolidation. EnerDel, NanoEner and EnerFuel have ongoing operations. The Company’s 42% investment in EnerStruct is accounted for using the equity method.

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

Cash and Cash Equivalents. The Company considers liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits. Restricted cash in the amount of $224,0000 represents cash in a bank account securing a letter of credit on the New York City office lease that was terminated in February 2007. The cash became unrestricted on March 22, 2007.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Asset Category	Years

Building and improvements	39
Leasehold improvements	5	*
Battery plant equipment	10
Machinery and equipment	5
Office equipment, furniture and other	5
Computers and software	3

* Lesser of the life of the lease or five years

Long- Lived Assets. The Company accounts for the impairment and disposition of long-lived assets in accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ("SFAS No. 144"). In accordance with SFAS No. 144, long-lived assets to be held are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset is considered impaired when the sum of the undiscounted cash flows estimated to be generated by the asset is less than its carrying value.

Earnings Per Share. Basic net earnings (loss) per common share are computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

Accounting for Share-Based Payment. Prior to December 31, 2005, Ener1 accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Effective January 1, 2006, Ener1 adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” and related Interpretations (“SFAS 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated.

Research and Development Costs. Research and Development costs, including the cost of equipment and other assets used in research and development activities that do not have alternative future use, are expensed as incurred.

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

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2006 presentation.

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

Foreign Currency Transactions. The Company has no significant foreign currency transactions.

Accounting for Derivative Instruments. Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives in the Company’s structured borrowings, are separately valued and accounted for on the Company’s balance sheet. Fair values for exchange-traded securities and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

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

The Company’s 5% Senior Secured Convertible Debentures due January 20, 2009 (the ‘2004 Debentures”) and 7.5% Senior Secured Convertible Debentures due March 14, 2009 (the “2005 Debentures”) both contain more than one embedded derivative feature which SFAS 133 requires be accounted for as derivatives. The various embedded derivative features of each series of debentures have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture in accordance with Derivatives Implementation Group Issue No. B15. The derivative features that have been bundled together in the compound embedded derivative include: (1) the conversion feature of the debentures, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones, and (6) Ener1's right to convert the debentures into common stock if certain conditions are satisfied. The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

For instruments with a single derivative, such as the Company's warrants and the conversion feature derivatives of the Non-Voting, Cumulative and Redeemable Series A Convertible Preferred Stock issued by EnerDel (“Series A Preferred Stock”) and the Series B Convertible Preferred Stock issued by the Company (“Series B Preferred Stock”), the Company uses the Black-Scholes pricing model for determining the fair values of the derivatives. For instruments with compound embedded derivatives, such as the Company's 2004 Debentures and 2005 Debentures, the Company uses a lattice valuation model to value the derivatives. The Company believes the application of the Black-Scholes Model provides the most reliable valuation of single derivatives, and the lattice model provides the ability to value compound embedded derivatives.

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

Black-Scholes Valuation Model

The Company used the Black-Scholes pricing model to determine the fair values of the conversion feature derivatives of its warrants and preferred stock. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.  In particular, the Company uses volatility rates based upon the closing stock price of the Company’s common stock.  The Company uses a risk free interest rate which is the U. S. Treasury bill rate for a security with a maturity that approximates the estimated expected life of the derivative or security.

Recently Issued Accounting Pronouncements and Interpretations

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

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Building and building improvements	$1,551	$1,551
Leasehold improvements	971	789
Machinery and equipment	1,049	330
Office equipment, furniture and other	838	864
Total cost	4,409	3,534
Less accumulated depreciation	(855)	(492)
Net property, plant, and equipment	$3,554	$3,042

In 2006 and 2005, the Company expensed $364,000 and $10,527,000, respectively, of equipment that is currently used in research and development. This equipment was expensed to research and development expense in accordance with SFAS No. 2, “Accounting for Research and Development Costs,” which requires that assets to be used in R&D activities are to be immediately charged to income unless an alternative future use for the asset exists. The land, building and certain machinery and equipment owned by the Battery Company (which machinery and equipment is used exclusively by EnerDel) are pledged as security under the terms of the 2004 Debentures.

Depreciation and amortization expense for property and equipment for the years ended December 31, 2006 and 2005 was $391,000 and $558,000, respectively.

5.     INVESTMENT IN ENERSTRUCT

In 2003, Ener1 invested $2,003,000 in EnerStruct, Inc., a Japanese company, in exchange for an initial 49% ownership interest. ITOCHU Corporation invested $1,100,000 plus equipment totaling approximately $500,000 for an initial 51% ownership interest. Through December 31, 2006, Ener1’s investment in EnerStruct was reduced by $1,963,000 which represents Ener1’s share of EnerStruct losses through that date. As a result of subsequent investments in EnerStruct by ITOCHU and SBIC, a Japanese investment bank, Ener1’s interest in EnerStruct has been reduced to 42% at April 30, 2006 and at December 31, 2006.

At December 31, 2006, the Company’s investment in EnerStruct had a carrying value of $40,000 as compared to an underlying equity in net assets of $473,000, primarily due to a difference between the ownership interests in equity agreed upon between Ener1 and ITOCHU versus their relative capital contributions.

In April 2005, EnerDel entered into an agreement with EnerStruct, under which EnerDel paid EnerStruct $1,000,000 in prepayment for engineering services related to optimization of EnerDel’s planned lithium battery production and further development of EnerStruct’s high-rate battery technology. If development of this technology is successfully completed, use of such technology would be licensed to EnerDel on terms set forth in the agreement and certain other terms to be negotiated under a separate agreement at that time. The $1,000,000 payment was expensed in 2005.

Summarized financial information of EnerStruct is as follows as of December 31, 2006 and 2005 and for the years then ended is as follows (in thousands):

	2006	2005

Cash	$105	$624
Total assets	1,853	1,354
Total liabilities	726	260
Net loss	(1,439)	(783)

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses principally consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Accounts payable	$2,514	$1,409
Accrued registration delay expenses	2,221	644
Accrued compensation and benefits	490	225
Accrued severance	350	200
Accrued other	362	491
Total accounts payable and accrued expenses	$5,937	$2,969

7. INCOME TAXES

The Company has deferred tax assets of $49,125,000 and $38,240,000 at December 31, 2006 and 2005, respectively, which are completely offset by valuation allowances. The deferred tax assets reflect a reduction of approximately $17,000,000 to reflect the limits on the Company’s ability to use net operating loss carryforwards in existence in January 2002 due to the change in control that occurred in 2002.

Deferred income tax assets in the accompanying balance sheet as of December 31, 2006 and 2005 are attributable to the following items (in thousands):

	2006	2005

Federal and state net operating loss carryforwards	$36,302	$23,200
R&D expense taken on equipment and intellectual property	8,584	9,707
Impairment losses	2,300	3,119
Goodwill	2,001	2,277
Other	(62)	(63)
Gross deferred tax asset	49,125	38,240
Valuation allowance	(49,125)	(38,240)
Net deferred tax asset	$-	$-

The Company has federal and Florida net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $89,000,000 and $135,000,000 at December 31, 2006, respectively, and approximately $52,000,000 and $102,000,000 at December 31, 2005, respectively. The federal NOL carryforwards will begin to expire in 2018, while the Florida NOL carryforwards will begin to expire in 2011. The federal NOL carryforwards exclude $50,677,000 of carryforwards in existence at the time of change in ownership in January 2002 which are subject to substantial restrictions and may only be utilized to offset approximately $40,000 of annual taxable income, as well as any unrealized appreciation on assets existing at the time of the ownership change.

A valuation allowance is established when it is more likely than not that some portion of the Company’s deferred tax assets will not be realized. Management has evaluated the available evidence about the Company’s future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by the full amount of the tax benefit from the net operating loss in the years ended December 31, 2005 and 2006. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

The components of income taxes (benefit) in the accompanying statements of operations are as follows:

	2006	2005
Federal:
Current	$-	$-
Deferred	-	-
Total	$-	$-

The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:

	2006	2005

Statutory rate applied to income before taxes	35.0%	35.0%
Non-taxable items:
Derivative income	-0.4%	-262.1%
Accretion of discounts	9.4%	18.4%
Warrant modification expense	23.2%	-
State income tax net of federal tax benefit	3.3%	3.3%
Increase in valuation allowance	-70.5%	205.4%
Total income tax provision	0.0%	0.0%

8. DERIVATIVES

Ener1 evaluated the features of 1) a convertible note and warrants to purchase up to 9,000,000 shares issued to Ener1 Group on June 30, 2006 (“Group Note I”), 2) warrants to purchase up to 20,000,000 shares issued to Ener1 Group on June 30, 2006 under a warrant exercise agreement and 3) a convertible note and warrants to purchase up to 18,000,000 shares issued to Ener1 Group on September 30, 2006 (“Group Note II”), and determined that the instruments were not derivatives under SFAS 133 and EITF 00-19. The convertible notes were deemed to be conventional convertible debt under EITF 00-19 and therefore were accounted for as convertible instruments under EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).

Ener1 previously evaluated the application of SFAS 133 and EITF 00-19 for the following:

•	• the 2004 Debentures conversion, interest rate adjustment, registration delay expenses, redemption premium, forced conversion default premium and change in control premium features;

•	• warrants to purchase common stock associated with the 2004 Debentures (the "2004 Debenture Warrants");

•	• the 2005 Debentures conversion, interest rate adjustment, registration delay expenses, default premium and change in control premium features;

•	• warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");

•	• EnerDel Series A Preferred Stock conversion feature;

•	• warrants to purchase common stock issued to Delphi Corporation (the "Delphi Warrants");

•	• Series B Preferred Stock conversion feature;

•	right to require Ener1 Group to purchase shares of Series B Preferred Stock (the “Series B Preferred Stock Put”);

•	• warrants to purchase common stock issued to the purchasers of the Series B Preferred Stock (the "Series B Preferred Stock Warrants");

•	• warrants to purchase common stock issued to Ener1 Group, Inc. in connection with the acquisition by Ener1 Group, Inc. of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”); and

•	• warrants to purchase common stock issued to Ener1 Group in connection with the exchange of stock, notes and warrants for debt (the "Exchange Warrants").

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 31, 2005 and the impact on the balance sheet and statements of operations as of December 31, 2006 are as follows (in thousands):

				2006
			2006	Contribution
	December 31,	December 31,	Gain	to Paid In
	2005	2006	(Loss)	Capital

2004 Debentures conversion	$5,980	$3,753	$2,227	$-
2004 Debenture Warrants	3,520	-	(3,361)	6,880	(b)
2005 Debenture conversion	4,555	2,442	2,113	-
2005 Debenture Warrants	2,205	967	1,237	-
Delphi Warrants	2,660	-	(228)	2,888	(b)
Series B Preferred Stock Warrants	3,135	-	(593)	3,728	(b)
Series B Preferred Stock Put	(496)	-	88	-	(a)
Battery Warrants	26,220	-	(229)	26,499	(c)
Debt Exchange Warrants	7,200	-	(1,400)	8,600	(b)
	$54,979	$7,162	$(146)	$48,595

(a)	The Series B Preferred Stock Put was terminated on March 30, 2006 and has no value on December 31, 2006.

(b)
As a result of the conversion of all of the Battery Warrants on June 30, 2006, these warrants were deemed to no longer be derivatives under SFAS 133 and EITF 00-19. The warrants were valued at fair value on June 30, 2006 with a corresponding gain or loss on derivatives. The remaining derivative liability was then recorded as a contribution to paid in capital on that date.

(c)
The Battery Warrants were exercised at various dates during the six months ended June 30, 2006, and there were no remaining unexercised Battery Warrants at June 30, 2006. Each Battery Warrant was valued at fair value on the date of exercise and a corresponding derivative gain or loss was recorded. The remaining derivative liability was recorded as a contribution to paid in capital on that date. Proceeds from exercise of the warrants were also recorded as paid in capital.

Because the conversion option for the Series B Preferred Stock is contingent upon Ener1’s sale of common stock under a registration statement of a certain size, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingent event occurs in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

Ener1 uses the Black-Scholes pricing model for determining the fair value of its warrant derivatives and the conversion feature of the preferred stock. Ener1 uses a lattice valuation model to value the compound embedded derivative features in the 2004 Debentures and 2005 Debentures.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of December 31, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:
	2004 Debentures
	December 31, 2006	December 31, 2005

Assumptions:
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	120%

Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2004 Debentures:	100%	95%

Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of :	0.896	0.989

Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%

The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$3.50	$3.50

Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.50	$1.50

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	0%	0%

Based on these management assumptions, the fair value of these embedded derivatives as of December 31, 2006 and 2005 were calculated by management to be $3,753,000 and $5,980,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of December 31, 2006 and 2005 determined using the lattice valuation model were based on the following management assumptions:

	2005 Debentures
	December 31, 2006	December 31, 2005

Assumptions:
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	120%

Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2005 Debentures:	95%	95%

Percent likelihood that an event of default or a fundamental change would occur:	5%	5%

Reset events projected to occur with a weighted average adjustment factor of:	0.977	0.893

Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%

The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures and Ener1's common stock price reached:	$1.75	$1.75

Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.25

Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	0%	0%

Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of December 31, 2006 and 2005 were calculated by management to be $2,442,000 and $4,555,000, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Black-Scholes Valuation Model

Ener1 valued the asset value of the Series B Preferred Stock Put using the Black-Scholes pricing model with the assistance of a valuation consultant. The model uses a number of inputs including the value of the Series B Preferred Stock Warrants and the cost of alternative financing in order to compute the value of the Series B Preferred Stock Put. The assumptions used in the Black-Scholes valuation model were: a risk free interest rate of 4.0%; the current stock price at date of issuance of $0.65 per share; the exercise price of the warrants of $1.25 and $1.50; the term of ten years; volatility of 450%; and dividend yield of 0.0%. The Series B Preferred Stock Put was terminated on March 30, 2006 pursuant to the Warrant Exercise Agreement described in Note 12. Accordingly, the Series B Preferred Stock Put had no value at December 31, 2006.

Ener1 used the Black-Scholes pricing model to determine the fair values of the warrants and the conversion feature derivatives of its preferred stocks. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.  Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 135% during the four years ended December 31, 2006.

The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for each derivative at issuance date and at the end of each year and at December 31, 2006:

	Issue Date	Volatility	Risk-Free Interest Rate	Market Price	Term in Years
Valuation inputs at issuance date for:
2004 Debenture Warrants	1/21/2004	296%	3.5%	$1.65	10
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5
EnerDel Series A Preferred Stock	10/20/2004	207%	1.8%	$0.66	3 mos.
Delphi Warrants	10/20/2004	207%	1.8%	$0.66	7
Series B Preferred Stock Warrants	10/15/2004	207%	1.8%	$0.65	10
Debt Exchange Warrants	11/14/2003	296%	1.0%	$0.98	10

Valuation inputs at:
December 31, 2003		296%	4.3%	$1.40
December 31, 2004		155%	4.1%	$0.85
December 31, 2005		145%	4.1%	$0.39
December 31, 2006		135%	4.7%	$0.23

9. DEBT

$19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of senior secured convertible debentures due January 20, 2009 (the “2004 Debentures”) and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds were $18,527,000. Debentures in the amount of $300,000 have been converted to date.

At the issuance date, the 2004 Debentures were convertible at any time into common shares at a price of $1.25 per share, subject to adjustment for dilutive issuances of common stock by the Company. As of December 31, 2006, the adjusted conversion price was $1.13 per share. The warrants to purchase 16,000,000 shares of common stock had an exercise price of $2.51 per share at the issuance date, subject to adjustment. As of December 31, 2006, the adjusted exercise price was $2.13 per share. The warrants are exercisable at any time through January 20, 2010. In addition, Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 per share to the placement agent for the 2004 Debentures.

Interest expense for the 2004 Debentures was $2,997,000 and $2,918,000 for the years ended December 31, 2006 and 2005, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted. Interest is due quarterly. All interest payments due through December 31, 2006 have been paid except for the $755,000 quarterly interest payments due December 31, 2006, which were paid on January 5, 2007. The initial annual interest rate was 5%, which was increased to 7.5% as of July 19, 2004 and 15% as of January 20, 2005 because Ener1 failed to achieve certain milestone requirements in the debentures. Upon issuance, the 2004 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, exceeded the notional debt amount and resulted in a fully discounted debenture. After giving effect to the discount, the effective rate of interest for the 2004 Debentures was 61.5% as of December 31, 2006.

Ener1 may prepay principal at 103% of unpaid principal from January 20, 2007 to January 20, 2008 and 101% of unpaid principal from January 21, 2008 to January 20, 2009. The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Convertible Debentures. In the event of any “Default or Fundamental Change” as defined under the 2004 Debentures, the holder may require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest. Ener1’s obligations under the 2004 Debentures are partially secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel.

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

As of December 31, 2006, $450,000 of the registration delay expenses has been paid to one of the holders of $9.5 million principal amount of the 2004 Debentures and $10.0 million principal amount of the 2005 Debentures. The remaining amount owed to that holder for registration delay expenses related to the 2004 Debentures and 2005 Debentures as of December 31, 2006 totaled $1,295,000. Under the terms of a Forbearance Agreement effective January, 19, 2007, that holder agreed to forbear from taking any action against Ener1 related to the non-payment of the remaining registration delay expenses until March 2, 2007. Upon execution of the Forbearance Agreement, Ener1 Group deposited $650,000 into escrow on behalf of the Company for the benefit of the holder, which exercised its right to apply the payment to the registration delay expenses upon the expiration of the Forbearance Agreement on March 2, 2007. Effective March 14, 2007, Ener1 entered into a new Forbearance Agreement with the holder under which Ener1 paid an additional $350,000 of the registration delay expenses and the holder agreed to continue to forbear from taking any action against Ener1 until April 2, 2007 with respect to the remaining $295,000 of registration delay expenses owed to this holder if the Company remained in compliance with the Forbearance Agreement during this time. On April 4, 2007, the Company paid an additional $150,000 of the registration delay expenses to the holder to extend the forbearance period until May 4, 2007.

As of April 4, 2007, in addition to the $145,000 owed to the holder described above, the Company has not paid registration delay expenses of $926,000 to the remaining holders of the 2004 and 2005 Debentures. The Company has not entered into a forbearance agreement with, nor received a default notice from, any of the remaining holders with respect to its noncompliance with these payment obligations.

Ener1 is accounting for the conversion option in the 2004 Debentures as a derivative liability in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). The terms of the 2004 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to force conversion of the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15. The 2004 Debenture warrants were treated as a derivative liability until June 30, 2006 at which time Ener1 determined that it had sufficient available authorized and unissued shares as a result of the exercise of certain other previously issued warrants.

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

At the issuance date, the 2005 Debentures were convertible at any time into common shares at a price of $1.00 per share subject to adjustment for dilutive issuances of common stock by the Company. As of December 31, 2006, the conversion price was $0.93 per share. The warrants issued in connection with the issuance of the 2005 Debentures were divided into Series A and Series B. Ener1 issued Series A warrants to purchase 4,267,500 shares of common stock with an exercise price of $1.15 per share at the issuance date, subject to adjustment. As of December 31, 2006, the adjusted exercise price was $1.06 per share. Ener1 issued Series B warrants to purchase 2,845,000 shares of common stock with an exercise price of $1.25 per share at the issuance date, subject to adjustment. As of December 31, 2006, the adjusted exercise price was $1.15 per share. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. In addition, Ener1 issued warrants to purchase up to 426,750 shares of common stock with an exercise price of $1.00 per share to the placement agent for the 2005 Debentures.

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

Interest expense for the 2005 Debentures was $1,950,000 and $868,000 for the years ended December 31,2006 and 2005, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted.
Interest is due quarterly. All interest payments due through December 31, 2006 have been paid, except for the $545,000 quarterly interest payments due December 31, 2006, which were paid on January 5, 2007. The initial annual interest rate was 7.5%, which was increased to 15% as of March 14, 2006 because Ener1 failed to achieve certain milestone requirements of the debentures. Upon issuance, the 2005 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, resulted in a discount to the notional debt amount of the debenture. After giving effect to the discount, the effective rate of interest for the 2005 Debentures was 72.0% as of December 31, 2006.

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

As of December 31, 2006, $450,000 of the registration delay expenses has been paid to one of the holders of $9.5 million of the 2004 Debentures and $10.0 million of the 2005 Debentures. The remaining amount owed to that holder for registration delay expenses related to the 2004 Debentures and 2005 Debentures as of December 31, 2006 totaled $1,295,000. Under the terms of a Forbearance Agreement effective January, 19, 2007, that holder agreed to forbear from taking any action against Ener1 related to the non-payment of the remaining registration delay expenses until March 2, 2007. Upon execution of the Forbearance Agreement, Ener1 Group deposited $650,000 into escrow on behalf of Ener1for the benefit of the holder, which exercised its right to apply the payment to the registration delay expenses upon the expiration of the Forbearance Agreement on March 2, 2007. Effective March 14, 2007, Ener1 entered into a new Forbearance Agreement with the holder under which Ener1 paid an additional $350,000 of the registration delay expenses and the holder agreed to continue to forbear from taking any action against Ener1 until April 2, 2007 with respect to the remaining $295,000 of registration delay expenses owed to this holder if the Company remained in compliance with the Forbearance Agreement during this time. On April 4, 2007, the Company paid an additional $150,000 of the registration delay expenses to the holder to extend the forbearance period to May 4, 2007.

As of April 4, 2007, in addition to the $145,000 owed to the holder described above, the Company has not paid registration delay expenses of $926,000 to the remaining holders of the 2004 and 2005 Debentures. The Company has not entered into a forbearance agreement with, nor received a default notice from, any of the remaining holders with respect to its noncompliance with these payment obligations.

In an “Event of Default” as defined under the 2005 Debentures, the holder may require Ener1 to redeem the 2005 Debentures at a price equal to the greater of (1) 105% of the unpaid principal and accrued interest or (2) the value of the shares that the principal and accrued interest could be converted into at the time of default. In the event of any “Fundamental Change,” as defined, including the sale or disposition of substantially all of the assets of the Company or certain transactions after which the Company fails to own less than 50% of the voting equity, the holder can redeem the 2005 Debentures at a price equal to 115% of the unpaid principal and accrued interest if the fundamental change occurs between March 14, 2006 and March 14, 2007, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after March 14, 2007. No event of Fundamental Change has occurred.

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

10. REDEEMABLE PREFERRED STOCK

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

The Series B Preferred Stock is classified as temporary equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), as the redemption features are not solely within the control of Ener1. The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of 8.25%, which is payable in cash annually on December 31. The dividends are cumulative. Payment of dividends is restricted by the terms of the 2004 Debentures and 2005 Debentures to which the Series A Preferred Stock is subordinate. As such, no dividends have been paid to date.

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

Also, in October 2004, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at Ener1's request, up to 30,000 shares of the Series B Preferred Stock (“Series B Preferred Stock Put”) and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if Ener1 requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, Ener1 is required to pay Ener1 Group a fee equal to one-third of the aggregate purchase price for the securities purchased in return for the Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. To date, Ener1 has sold 2,500 shares of Series B Preferred Stock, at a purchase price of $100 per share, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000. The Series B Preferred Stock Put was terminated on March 30, 2006, in conjunction with an agreement with Ener1 Group to exercise certain Battery Warrants prior to the expiration date of the warrants. The above Series B Preferred Stock issued by the Company remained outstanding as of December 31, 2006.

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

The Series B Preferred Stock is classified as temporary equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), as the redemption features are not solely within the control of Ener1. The holders of the Series B Preferred Stock are entitled to dividends payable semi-annually in arrears at the annual rate of 7%, which is payable in additional shares of Series B Preferred Stock for the first two years after issuance, and thereafter is payable in cash. The dividends are cumulative. Payment of dividends is restricted by the terms of the 2004 Debentures and 2005 Debentures to which the Series B Preferred Stock is subordinate. As such, no dividends have been paid to date.

In connection with the issuances of its Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten-year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants was determined utilizing the Black-Scholes valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance, $0.65 per share and $0.80 per share for October 2004 and February 2005, respectively; expected volatility of 207%; a risk-free interest rate of approximately 1.8%; and a term of ten years.

The following are the components of redeemable preferred stock as of December 31, 2006 (in thousands):

	EnerDel	Ener1
	Series A	Series B

Face value	$8,000	$15,250
Less initial fair value of warrant derivative	(4,620)	(5,514)
Less initial fair value of conversion option	(1,183)	-
Fair value at date of issue	2,197	9,736
Accumulated accretion of discounts	2,929	3,089
Cumulative dividends	1,450	2,337
Carrying value as of December 31, 2006	$6,576	$15,162

11. MINORITY INTEREST

The consolidated financial statements include 100% of the assets and liabilities of EnerDel, and the ownership interest of Delphi, the minority investor, is recorded as a minority interest. The consolidated statement of operations includes 100% of the operations of EnerDel, and the minority interest income equal to 19.5% of EnerDel’s operating losses and 100% of the dividends on the Series A Preferred Stock, which is owned by Delphi, is reflected in minority interest income.

Ener1 recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by the dividends and accretion on the Series A Preferred Stock in the amount of $1,609,000 and $2,406,000 for the years ended December 31, 2006 and 2005, respectively. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in the cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance. Ener1 is accreting the discount on the Series A Preferred Stock to the face amount of $8,000,000 through the earliest redemption date in October 2008.

12.     RELATED PARTY TRANSACTIONS

Intercompany Transactions with Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of Ener1. Ener1 billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, Ener1 has from time to time used various services and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual cost of these services and employees. Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 31% of the outstanding common stock of Ener1 Group, which owns approximately 86% of the outstanding common stock of the Company. Effective October 3, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 53% of the total salary and related costs for Victor Mendes, who was the Chief Executive Officer of Ener1 and Chairman of the Board of Ener1 Group from October 3, 2006 until October 26, 2006. Effective October 12, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 31% of the total salary and related costs for Ajit Habbu, who became at that time the Chief Financial Officer of Ener1 and the Chief Financial Officer of Ener1 Group.

In January 2006, Ener1 Group agreed to assume Ener1’s lease on an office in New York City, New York, for which the monthly rent was $35,520. The lease, which expired in September 2010, was terminated with the landlord in February 2007 without obligation. Ener1 expensed $60,000 of leasehold improvements made to this office space during the quarter ended March 31, 2006. At December 31, 2006, the lease payments on the office space were secured by a letter of credit issued on behalf of Ener1. The letter of credit was secured by a cash collateral account of $224,000 and still in effect as of December 31, 2006. The letter of credit was cancelled in February 2007 and the cash collateral was released on March 22, 2007.

Series B Preferred Stock Put

On October 15, 2004, Ener1 Group agreed to purchase, from time to time at Ener1’s request, up to 30,000 shares of the Series B Preferred Stock, Series B Preferred Stock Put, at a purchase price of $100.00 per share (or an aggregate purchase price of $3,000,000), and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the agreement, if Ener1 requires Ener1 Group to purchase any of the Series B Preferred Stock and warrants pursuant to this agreement, Ener1 is required to pay Ener1 Group a fee equal to one third of the aggregate purchase price for the securities purchased by Ener1 Group in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. In February 2005, at Ener1’s request, Ener1 Group purchased 2,500 of Ener1’s Series B Preferred Stock and warrants to purchase 138,890 shares of Ener1’s common stock, for $250,000, and Ener1 paid Ener1Group a fee of $83,333. In consideration of Ener1 Group’s exercise of certain warrants prior to their expiration as described below, Ener1 agreed on March 30, 2006 to terminate this obligation in connection with the exercise of the Battery Warrants as described under “Warrant Exercise Agreement” below.

Warrant Exercise Agreement

On March 30, 2006, the Company and Ener1 Group entered into an agreement (the “Warrant Exercise Agreement”), under which: 1) Ener1 Group agreed to exercise the remainder of the ten-year warrants issued by the Company to Ener1 Group in 2002 in connection with Ener1’s acquisition of Ener1 Battery Company from Ener1 Group (the “Battery Warrants”); 2) the Company agreed to transfer its entire equity interest in Ener EL to Ener1 Group; 3) the Company and Ener1 Group terminated the letter agreement dated October 15, 2004 regarding Ener1 Group’s commitment to purchase shares of the Company’s Series B Preferred Stock and warrants to purchase Ener1 stock; 4) the Company and Ener1 Group agreed to release each other from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2006; and 5) the Company and Ener1 Group agreed that after Ener1 Group exercises the remaining balance of the Battery Warrants to purchase up to 24,500,000 shares of Ener1’s common stock, the Company would issue to Ener1 Group a new, immediately exercisable, ten-year warrant to purchase up to 20,000,000 shares of Ener1 common stock at an exercise price of $0.50 per share.

Ener1 expensed the following amounts: 1) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL to Ener1 Group, which was recorded at fair value which approximated the carrying value, 2) $584,000 representing the fair value of the Series B Preferred Stock Put that was terminated, and 3) $228,000 of intercompany receivables.

On June 30, 2006, Ener1 Group completed the exercise of the remaining Battery Warrants and the Company issued the 20,000,000 warrants described above to Ener1 Group and recorded the fair value of these warrants of $9,200,000 as an expense on June 30, 2006, the day they were issued. During the six months ended June 30, 2006, Ener1 Group purchased 69,000,000 shares of Ener1’s common stock upon exercise of the Battery Warrants at an exercise price of $0.08 per share for an aggregate exercise price of $5,520,000. The expiration date of the exercised warrants was 2012. Paid in capital increased $31,279,000 during the year ended December 31, 2006 due to the exercise of the Battery Warrants comprised of $4,830,000 from the proceeds in excess of the par value of the Common Stock and $26,449,000 from the fair value of the Battery Warrant derivative at the dates of exercise.

Ener1 Group 2006 Convertible Notes and Warrants

From June 29, 2006 through December 31, 2006, Ener1 Group loaned Ener1 an aggregate amount of $11,233,000. The Company’s obligation to repay Ener1 Group has been recorded as subordinated convertible debt under notes issued in the amount of $3,250,000 (“Group Note I”), $3,100,000 (“Group Note II”) and $455,000 (Group Note III”). The remaining $4,428,000 advanced by Ener1 Group during 2006 (“Group Advances”) has been classified as long-term debt as the Company expects to issue additional subordinated convertible notes in 2007 representing its obligation to repay these Group Advances (in the aggregate, the “Group Notes and Advances”). The Company issued a subordinated convertible note for $4,250,000 of the Group Advances in February 2007. The net loan proceeds of $10,883,000 have been used for working capital.

Under the terms of Group Note I and Group Note II, Ener1 agreed to pay $250,000 and $100,000, respectively, as financing fees to Ener1 Group; the amounts have been added to the principal balance of the notes payable and recorded as deferred financing costs which are being amortized over the life of the notes. The notes bear interest at the rate of 10% per annum. Upon issuance, Group Note I and Group Note II included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, resulted in discount to the notional debt amount of the notes. After giving effect to the discount, the effective rate of interest at December 31, 2006 was 45.2% for Group Note I and 71.5% for Group Note II. All interest accrues until the maturity of the notes on April 15, 2009, at which time all principal and accrued interest are payable in full. The notes are subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of Ener1's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the notes will be convertible at Ener1 Group's option into shares of Ener1’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the notes if none of the 2004 or 2005 Debentures are outstanding and certain default or bankruptcy events occur with respect to Ener1.

In connection with Group Note I, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.50 per share. These warrants have a five year term. In connection with Group Note II, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.40 per share and 9,000,000 shares of Ener1’s common stock at an exercise price of $0.60 per share. These warrants have a five-year term.

Ener1 is accounting for the warrant and conversion features of Group Note I and Group Note II in accordance with EITF 00-27. The proceeds of Group Note I and Group Note II were first allocated to the warrants at their relative fair value and credited to paid in capital. Ener1 used the Black-Scholes pricing model to value the warrants issued with the Group Notes I and II. For Group Note I, the model assumes a risk-free interest rate of 5.1%, the current stock price at date of issuance of $0.47 per share, the exercise price of the warrants of $0.50 per share, the term of five years and volatility of 141%. For Group Note II, the model assumes a risk-free interest rate of 4.6%, the current stock price at date of issuance of $0.31 per share, the exercise price of the warrants of $0.40 per share and $0.60 per share, the term of five years and volatility of 138%. Ener1 recorded a discount to each convertible note equal to the relative fair value of the warrants, which is being amortized over the life of each note as interest expense. The intrinsic value of the conversion feature was $1,602,000 and $1,032,000 for Group Note I and Group Note II, respectively, at the dates of issuance. No entry was made to record the value of the conversion feature because the ability of the holder to convert is contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which is considered outside the holder’s control. Once the 2004 Debentures and 2005 Debentures are repaid, Ener1 will revalue the benefit of the conversion feature and record the intrinsic value, if any, as a credit to paid in capital.

Under the terms of Group Note III, the note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009, at which time all principal and accrued interest are payable in full. The note is subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of Ener1's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into shares of Ener1’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the notes if none of the 2004 or 2005 Debentures are outstanding and certain default or bankruptcy events occur with respect to Ener1. No warrants were issued in connection with this note.

The components of the Group Notes and Advances at December 31, 2006 are as follows (in thousands):

	Group Note I	Group Note II	Group Note III	Group Advances	Total Group Notes and Advances
Note proceeds and advances	$3,000	$3,000	$455	$4,428	$10,883
Financing fees	250	100	-	-	350
Total notes and advances	3,250	3,100	455	4,428	11,233
Discount equal to relative fair value of warrants	(1,797)	(2,209)	-	-	(4,006)
Accretion of discount	226	117	-	-	343
Accrued interest payable at maturity	166	119	6	78	369
Balance at December 31, 2006	$1,845	$1,127	$461	$4,506	$7,939

Ener1, Ener1's wholly-owned subsidiary, Ener1 Acquisition Corp. (“Acquisition Sub”), and Splinex Technology, Inc. (“Splinex”), a related party, entered into a Merger Agreement dated as of June 9, 2004, providing for the merger of Acquisition Sub with and into Splinex. Upon closing in January 2005, Ener1 received 5,000,000 shares of Splinex common stock. Ener1 declared a dividend to distribute these 5,000,000 shares of Splinex common stock to its shareholders of record on January 17, 2005. In exchange for the 5,000,000 shares, Ener1 paid $150,000 of the expenses incurred in connection with the registration under the Securities Act of the distribution of these shares to Ener1's shareholders. Ener1 recorded a dividend of $150,000, which amount represented the value of the Splinex common stock on the date the dividend was declared. A director of Ener1, Dr. Peter Novak, is a director of Splinex. Dr. Novak was also the president of Splinex from its inception February 7, 2004 to August 31, 2004 and became the Chairman of Splinex on September 1, 2005. A former director and officer of Ener1, Mr. Fitzgerald was the chairman and a director of Splinex; he resigned as chairman and director of Splinex in December 2005. Messrs. Novak and Zoi also beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC, which currently holds 63% of the outstanding common stock of Splinex.

13.     STOCK-BASED COMPENSATION

At December 31, 2006, Ener1 had seven stock-based employee, executive, director, advisory board and consultant compensation plans: the Ener1, Inc. 2007 Stock Incentive Plan (the “2007 Plan”); the 2002 Ener1, Inc. 2002 Stock Participation Plan (the “2002 Plan”); the 2002 Non-Employee Director Stock Participation Plan (the “Director Stock Plan”); options issued to its former chief executive officer during his employment (the “CEO Option Plan”); the EnerDel Officer Plan; the Advisory Committee Plan; the 2004 Advisory Committee Plan; and the EnerStruct Employee Plan.

In 2006, the Board of Directors adopted the 2007 Plan and reserved 33,360,347 shares of common stock for issuance in connection with grants under the plan. The 2007 Plan provides that no more than 5,000,000 shares of common stock may be issued to any employee in any one calendar year. Under the 2007 Plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units may be issued to persons selected by the administrators of the Plan from a class of employees, officers and non-employee directors and other service providers who render valuable contributions to the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Options to purchase 11,500,000 shares at a weighted-average exercise price of $0.23 per share were outstanding under the 2007 Stock Option Plan as of December 31, 2006; these options may not be exercised unless and until the 2007 Plan is approved by the shareholders of the Company and will be void if the 2007 Plan is not approved. Options granted under the 2007 Plan expire no later than ten years from the date of grant.

In 2002, the Board of Directors and shareholders of Ener1 adopted the 2002 Plan and reserved 6,836,503 shares of common stock for issuance in connection with grants under the plan. The 2002 Plan provides that no more than 1,500,000 shares of common stock may be issued to any employee in any one calendar year. Under the 2002 Plan, incentive stock options or nonqualified stock options may be issued to persons selected by the administrators of the Plan from a class of employees, officers, and consultants, including non-employees who render valuable contributions to the Company. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Options to purchase 5,080,000 shares at a weighted-average exercise price of $0.36 per share were outstanding under the 2002 Stock Option Plan as of December 31, 2006. Options granted under the 2002 Plan expire no later than ten years from the date of grant.

In 2002, the Board of Directors and shareholders of Ener1 adopted the 2002 Non-Employee Director Stock Participation Plan (the “Director Stock Plan”) and reserved 2,000,000 shares of common stock for issuance in connection with grants under the plan. The plan provides for each non-employee director first elected to the Board of Directors to receive an automatic grant of nonqualified stock options for 10,000 shares on the date of his or her election. The two current non-employee directors, Mr. Karl Gruns and Mr. Ludovico Manfredi, received grants of nonqualified stock options when first elected to the Board of Directors and receive additional grants of options to purchase 50,000 shares each December 31. Additional annual grants, their exercise price and other terms of any additional option awards are determined by the Board of Directors. Options to purchase 610,000 shares at a weighted-average exercise price of $0.47 per share were outstanding under the Director Stock Plan as of December 31, 2006. Options to purchase 100,000 shares issued under the plan were cancelled or exercised in 2006 and no options were cancelled or exercised in 2005.

Under an employment agreement effective September 8, 2003, the Company granted stock options to its chief executive officer (the “CEO Option Plan”). In September 2003, the Company granted stock options to purchase 9,716,716 shares of common stock at an exercise price of $0.30 per share, vesting ratably over a period of 36 months, beginning October 1, 2003. On December 31, 2004, the Company granted stock options to purchase 5,159,943 shares of common stock at an exercise price of $0.97 per share which vest ratably in each of the following 24 months. The Company did not record any compensation expense related to these options because the exercise price exceeded the market price of the Company’s common stock on the date of grant. On December 31, 2005, the Company granted stock options to purchase 2,706,958 shares of common stock at an exercise price of $0.54 per share which vest ratably in equal installments in each of the following 24 months. The Company did not record any compensation expense related to these options because the exercise price exceeded the market price of the Company’s common stock on the date of grant. All of these options have a term of ten years. On December 31, 2005, 9,867,513 options were vested under the CEO Option Plan. On the date of the chief executive officer’s termination on January 9, 2006, options to purchase 10,465,205 shares were vested at a weighted-average exercise price of $0.48 per share under the CEO Option Plan.

Effective October 1, 2005, an officer of EnerDel was granted an option to purchase 1,000,000 shares of Ener1, Inc. common stock in a separate option plan (the “EnerDel Officer Plan”) at the exercise price of $0.49 per share, vesting 25% on each of the first four anniversaries of the date of the grant. The officer’s right to exercise this option is subject to EnerDel achieving certain revenue thresholds, none of which have been met as of December 31, 2006.

The Company has issued 220,000 options to two individuals under an option plan (the “Advisory Committee Plan”) and 100,000 to one individual under an option plan (the “2004 Advisory Committee Plan”) to individuals who are non-board members of an advisory committee to its Board of Directors. The options under the Advisory Committee Plan have a weighted-average exercise price of $0.79, vest over two years and expire in December 2013. The options under the 2004 Advisory Committee Plan have an exercise price of $0.60, vest over three years and expire in August 2014.

In May 2004, the Company awarded options to purchase 300,000 shares of the Company’s common stock to two employees of ITOCHU for their services to EnerStruct (the “EnerStruct Employee Plan”). The options have an exercise price of $0.50 per share, vest over five years and expire in May 2014.

EnerDel cancelled plans to establish a stock option plan under which it would have issued options to purchase shares of EnerDel common stock as incentive compensation to its employees. Instead, certain eligible EnerDel employees received options under the 2007 Plan in December 2006, subject to shareholder approval of the 2007 Plan.

Adoption of New Accounting Guidance and Transition

Prior to December 31, 2005, Ener1 accounted for its option plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, (“APB 25”) as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

Effective January 1, 2006, Ener1 adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment,” and related Interpretations using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and (b) compensation cost for all share-based payments granted on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Compensation cost is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS 123R. Results for the prior periods have not been restated.

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

The table below illustrates the effect on net earnings and earnings per share if Ener1 had applied the fair value recognition provisions of SFAS 123 to options granted in the year ended December 31, 2005 (in thousands):

2005

Net income, as reported	$28,604
Add stock-based compensation determined under intrinsic value-based method	1,080
Less stock-based compensation determined under fair value-based method	(2,707)
Net income, pro forma	26,977
Preferred stock dividends	(2,926)
Net income attributable to common shareholders, pro forma	$24,051

Net income per share, pro forma basic	$0.07
Net (loss) per share, pro forma diluted	$(0.02)

Valuation and Expense Information under SFAS 123R

As a result of adopting SFAS 123R on January 1, 2006, Ener1’s loss before income taxes and net loss for the year ended December 31, 2006 was $1,433,000 higher than if it had continued to account for share-based compensation under APB 25. Basic loss per share for the year ended December 31, 2006 would have been $(0.10) if Ener1 had not adopted SFAS 123R, compared to reported basic loss per share of $(0.11). Ener1 recorded share-based compensation costs of $1,641,000 for the year ended December 31, 2006.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through December 31, 2006 and are adjusted annually to actual forfeiture experience as needed.

In connection with the adoption of SFAS 123R, Ener1 estimates the fair value of each stock option on the date of grant using a Black-Scholes Model option valuation model, applying the following assumptions, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through December 31, 2006 was 4.2%.

Expected Volatility: Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The weighted-average expected volatility used during the period options were granted was 119%.

Expected Dividend Yield: Ener1 does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

Stock Options

A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of December 31, 2006 is as follows:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2005	24,605,617	$0.53
Granted	15,860,000	$0.25
Exercised	(933,333)	$0.10
Forfeited or expired	(10,257,079)	$0.61
Outstanding at December 31, 2006	29,275,205	$0.36	8.7	$88,000

Exercisable at December 31, 2006	12,922,655	$0.47	7.3	$70,000

The weighted average fair value of the options granted during 2006 and 2005 was estimated at $0.23 per share and $0.36 per share, respectively, using the Black-Scholes option-pricing model with the following weighted- average assumptions: no dividend yield, expected volatility of 136% and 172%, respectively, weighted-average risk-free interest rate of approximately 4.7% and 3.8%, respectively, and expected lives of three to ten years.

The Company granted options to purchase 15,860,000 shares in 2006. Employees exercised options to purchase a total of 933,333 shares during 2006. The total intrinsic value of these shares on the date of exercise was $215,000. As of December 31, 2006, there was $2,345,000 of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

Performance Share Option Plan

On October 1, 2005, an officer of EnerDel was granted an option to purchase 1,000,000 shares of Ener1 common stock at the exercise price of $0.49 per share, vesting 25% on each of the first four anniversaries of the date of the grant. The officer’s right to exercise this option is subject to EnerDel achieving certain revenue thresholds. The performance goals are not expected to be met at this time, and no compensation cost has been recognized in the year ended December 31, 2006 in connection with this plan.

14. WARRANTS

At December 31, 2006 and 2005, the Company had the following warrants outstanding:

		Number of Shares
Warrant Holder	Grant Date	December 31, 2006	December 31, 2005	Exercise Price	Expiration Date

Battery Warrants - Ener1 Group	09/06/02	-	69,000,000	$0.08	09/06/12
Debt Exchange Warrants - Ener1 Group	11/14/03	8,806,147	8,806,147	$2.00	11/14/13	(a	)
Debt Exchange Warrants - Ener1 Group	11/14/03	8,806,146	8,806,146	$1.50	11/14/13	(a)(b	)
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	976,688	$1.50	11/14/13
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	976,688	$2.00	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	217,165	$1.50	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	217,165	$2.00	11/14/13
Consultant	01/08/04	-	200,000	$0.10	01/08/06
2004 Debenture Holders	01/21/04	16,000,000	16,000,000	$2.48	01/21/14
2004 Debenture Placement Agent	01/21/04	1,920,000	1,920,000	$2.51	01/21/14
Delphi Automotive Systems, LLC	10/20/04	1,750,000	1,750,000	$0.70	10/20/11
Delphi Automotive Systems, LLC	10/20/04	5,250,000	5,250,000	$1.00	10/20/11
Series B Preferred - Cofis	10/15/04	4,166,666	4,166,666	$1.25	10/15/14
Series B Preferred - Cofis	10/15/04	4,166,666	4,166,666	$1.50	10/15/14
Series B Preferred - Ener1 Group	02/11/05	69,445	69,445	$1.25	02/14/15	(c	)
Series B Preferred - Ener1 Group	02/11/05	69,445	69,445	$1.50	02/14/15	(c	)
2005 Debenture Holders	03/11/05	4,267,500	4,267,500	$1.15	03/11/10
2005 Debenture Holders	03/11/05	2,845,000	2,845,000	$1.25	03/11/10
2005 Debenture Placement Agent	03/11/05	426,750	426,750	$0.75	05/17/10
Early Exercise Warrants -Ener1 Group	06/30/06	20,000,000	-	$0.50	06/30/11	(d	)
2006 Group Note I - Ener1 Group	08/11/06	9,000,000	-	$0.50	08/11/11
2006 Group Note II - Ener1 Group	09/30/06	9,000,000	-	$0.40	09/30/11
2006 Group Note II - Ener1 Group	09/30/06	9,000,000	-	$0.60	09/30/11
Total Warrants Outstanding		107,931,471	130,131,471

(a) On January 5, 2007, the exercise price for 16,000,000 warrants was adjusted to $0.25 per share and the expiration date was modified to January 5, 2007 in consideration of early warrant exercise and investment by Ener1 Group in Ener1.

(b) On February 21, 2007, the exercise price for 1,612,293 warrants remaining after the January 5, 2007 warrant exercise warrant was adjusted to $0.25 per share and the expiration date was modified to February 21, 2007 in consideration of early exercise and investment by Ener1 Group in Ener1.

(c) On February 21, 2007, the exercise price was adjusted to $0.25 per share and the expiration date was modified to February 21, 2007 in consideration of early warrant exercise and investment by Ener1 Group in Ener1.

(d) On February 21, 2007, the exercise price for 3,071,864 warrants was adjusted to $0.25 per share and the expiration date was modified to February 21, 2007 in consideration of early warrant exercise and investment by Ener1 Group in Ener1.

In January 2004, the Company issued warrants to purchase 200,000 shares of common stock at an exercise price of $0.10 per share to a consultant for services. The warrants were exercised in January 2006.

In January 2004, in connection with the issuance of the 2004 Debentures, the Company issued warrants to purchase 1,920,000 shares of common stock to the placement agent engaged by the Company. The warrants have an exercise price of $2.51 and expire 10 years from the grant date. The value of these warrants at the time of the grant of approximately $3,053,000 was included in additional paid in capital as offering costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

In March 2005, in connection with the issuance of the 2005 Debentures, the Company issued warrants to purchase up to 426,750 shares of common stock to the placement agent engaged by the Company. The warrants have an exercise price of $0.75 per share and expire 10 years from the grant date. The value of these warrants at the time of the grant of approximately $213,000 was included in additional paid in capital as offering costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

During the six months ended June 30, 2006, Ener1 Group purchased 69,000,000 shares of Ener1’s common stock upon exercise of the Battery Warrants at an exercise price of $0.08 per share for an aggregate exercise price of $5,520,000 under the terms of a Warrant Exercise Agreement.

In June 2006, in connection with the completion of the exercise of the Battery Warrants by Ener1 Group under the Warrant Exercise Agreement, the Company issued to Ener1 Group warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.50 per share, expiring 10 years from the grant date. The Company recorded the fair value of these warrants of $9,200,000 as an expense on June 30, 2006, the date they were issued.

In August 2006, in connection with the issuance of Group Note I, the Company issued to Ener1 Group warrants to purchase up to 9,000,000 shares of common stock to Ener1 Group at an exercise price of $0.50 per share, expiring five years from the grant date. The value of these warrants at the time of the grant of approximately $1,797,000 was included in additional paid in capital as debt issuance costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

In September 2006, in connection with the issuance of Group Note II, the Company issued to Ener1 Group warrants to purchase up to 9,000,000 shares of common stock at an exercise price of $0.40 per share and warrants to purchase up to 9,000,000 shares of common stock at an exercise price of $0.60 per share, expiring five years from the grant date. The value of these warrants at the time of the grant of approximately $2,210,000 was included in additional paid in capital as debt issuance costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

15. EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and from the conversion of the Company’s convertible debentures. In calculating diluted net income (loss) per share, the numerator is also adjusted to: (1) add back interest expense in the convertible debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive. Weighted-average common shares do not include the common stock equivalents resulting from common stock options because their inclusion would be anti-dilutive. The Company’s Series B Preferred Stock was not convertible at December 31, 2006 or 2005, and these common stock equivalents were excluded from the earnings per share calculations. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been included in the computation of diluted net loss per share for the periods presented:

	Year Ended December 31,
	2006	2005
Weighted Average Shares Outstanding - Basic	401,534,076	347,455,751
Plus net shares from assumed conversion of warrants
under treasury stock method	-	58,176,471
Plus shares from assumed conversion of covertible instruments:
2004 Debentures	-	11,380,000
2005 Debentures	-	16,016,260
Weighted Average Shares Outstanding - Diluted	401,534,076	433,028,482

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the securities were not in the money (the exercise price was above the average stock price for the period) or the effect of including would have been antidilutive:

	Year Ended December 31,
	2006	2005
Stock options that were not in the money	-	9,768,901
Stock options excluded because effect was anti-dilutive	-	5,721,981
Warrants that were not in the money	-	60,931,471
Plus shares from assumed conversion of covertible instruments:
2004 Debentures	-	-
2005 Debentures	-	-
Total options, warrants and convertible
securities excluded from weighted average shares	-	76,422,353

The following is a reconciliation of net income (loss) as reported and net income (loss) used in the numerator for the calculation of diluted earnings per share (in thousands):

	Year Ended December 31,
	2006	2005
Net income (loss) as reported	$(41,305)	$28,604
Less preferred stock dividends and accretion	(1,974)	(2,926)
Add interest expense and accretion of discount on
convertible debentures	-	8,749
Less derivative gain on convertible debentures	-	(11,827)
Less derivative gain on warrants	-	(31,740)
Net loss computed for diluted earnings per share	$(43,279)	$(9,140)

16. COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

On June 23, 2005 EnerDel decided to acquire new battery cell and automated battery cell manufacturing technology for high-rate batteries from EnerStruct, Ener1's joint venture with ITOCHU. In connection with this decision, EnerDel began restructuring its manufacturing facilities in Indianapolis and Fort Lauderdale to use the new battery cell and automated battery cell manufacturing technology. The employment of a total of 37 employees was terminated in Indianapolis and Fort Lauderdale, and Ener1 determined that the equipment in the Fort Lauderdale facility would be used for R&D activities going forward. As such, Ener1 charged the remaining net book value of the Fort Lauderdale's facility equipment of approximately $10,527,000 to R&D expenses. EnerDel incurred exit and disposal costs during 2005 associated with these changes in the amount of $1,040,000. These costs were predominantly severance and contract termination costs. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” these costs are included in results of operations as research and development and general and administrative expenses.

17. SEGMENT REPORTING

As of December 31, 2006, the Company is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

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

The table below provides segment financial information (in thousands):

	2006	2005
Net sales:
Battery	$-	$45
Fuel Cell	100	15
Total net sales	$100	$60

Interest expense:
Corporate	$10,376	$9,936

Depreciation and amortization expense:
Corporate	169	127
Battery	198	416
Fuel Cell	15	8
Nanotechnology	9	7
Total depreciation and amortization expense	$391	$558

Net income (loss):
Corporate	(31,364)	48,307
Battery	(6,863)	(16,802)
Fuel Cell	(2,336)	(1,636)
Nanotechnology	(742)	(1,265)
Net income (loss)	$(41,305)	$28,604

Assets:
Corporate	3,487	5,937
Battery	3,510	4,338
Fuel Cell	104	141
Nanotechnology	67	33
Total assets	$7,168	$10,449

Capital expenditures:
Corporate	10	243
Battery	1,239	387
Fuel Cell	4	108
Nanotechnology	14	75
Total capital expenditures	$1,267	$813

18.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company receives communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of the Company’s products infringe the patent rights of other third parties. The Company cannot predict the outcome of any such claims or the effect of any such claims on the Company’s operating results, financial condition, or cash flows.

On March 12, 2007, Universal Tool & Engineering Company, Inc. (“UTE”) filed a lawsuit in Superior Court, Marion County, Indiana, against EnerDel. The lawsuit alleges that EnerDel breached its payment obligations under its month-to-month lease and demands the removal of EnerDel from the facilities, unspecified monetary damages for breach of contract and unlawful enrichment, and immediate appointment of a receiver over EnerDel.

On April 4, 2007, EnerDel filed its answer and counterclaims in Superior Court, Marion County, Indiana, against UTE alleging, among other things, that UTE breached its obligations to provide a reasonable replacement lease and negotiate the terms of such lease in good faith; and that UTE is abusing the process of law in an attempt to force EnerDel to accept an unreasonably one-sided lease. EnerDel has filed a motion indicating its intent to vacate the property and relocate its operations, and requests unspecified damages. EnerDel believes that it is unlikely that UTE will prevail on its claims and intends to vigorously defend against these claims.

Lease Commitments

Approximate future payments for all operating leases for years subsequent to December 31, 2006 are as follows (in thousands):
2007	$369
2008	267
2009	233
2010	39
Total	$908

The 2006 table includes three months of rent payments in 2007 totaling $141,000 for rent under month-to-month leases.

19.     SUBSEQUENT EVENTS

Purchase Agreement Among Ener1, Ener1 Group and Credit Suisse

On January 5, 2007, the Company was party to a Purchase Agreement, a Warrant Agreement and a Registration Rights Agreement related to 1) the sale by Ener1 Group of 20,000,000 shares of Ener1 unregistered common stock owned by Ener1 Group and 2) the issuance by Ener1 of warrants to purchase up to 5,000,000 shares of Ener1 common stock for an exercise price of $0.30 per share. In addition, Ener1 Group sold 2,000,000 shares of Ener1 common stock and Ener1 issued warrants to purchase up to 500,000 shares of Ener1 common stock to the Vice Chairman of Ener1 at an exercise price of $0.30 per share.

Under the terms of the Registration Rights Agreement, Ener1 was required to use its reasonable and best efforts to file a registration statement for the common stock and the common stock underlying the warrants with the Securities and Exchange Commission within 45 days of the closing and have the registration statement declared effective within 120 days of the closing. The registration statement was filed with the SEC on February 14, 2007, within the time prescribed by the Purchase Agreement. Under the terms of the applicable Registration Rights Agreement, if such a registration statement is not declared effective by the SEC within 120 days of January 5, 2007, the Company will be liable for registration default payments equal to 1% of the purchase price of the securities for each 30 day period until the registration default is cured.

Warrant Exercises by Ener1 Group

On January 5, 2007, the Company amended the terms of certain warrants to purchase up to 16,000,000 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $2.00 and $1.50 per share to $0.25 per share, and change the expiration date of the warrants from November 14, 2013 to January 5, 2007. On January 5, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 16,000,000 shares of Ener1 common stock for an aggregate purchase price of $4,000,000.

On February 21, 2007, the Company amended the terms of certain warrants to purchase up to 4,823,047 shares of Ener1 common stock previously issued to Ener1 Group to reduce to $0.25 per share the exercise prices of the warrants, ranging from $1.50 to $0.50 per share, and change the expiration date of the warrants from February 14, 2015 and June 29, 2011 to February 21, 2007. On February 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 4,823,047 shares of Ener1 common stock for an aggregate purchase price of $1,205,000. The net proceeds will be used for working capital purposes.

Forbearance Agreements

Effective January 19, 2007, the Company entered into a Forbearance Agreement with one of the holders of $9.5 million of the 2004 Debentures and $10.0 million of the 2005 Debentures. Under the terms of the Forbearance Agreement, that holder agreed to forbear from taking any action against the Company related to the non-payment of the registration delay expenses until March 2, 2007. Upon execution of the Forbearance Agreement, Ener1 Group deposited $650,000 into escrow on behalf of Ener1 for the benefit of the holder, which exercised its right to apply the payment to the registration delay expenses upon the expiration of the Forbearance Agreement on March 2, 2007.

Effective March 14, 2007, the Company entered into a new Forbearance Agreement with the same holder of $9.5 million of the 2004 Debentures and $10.0 million of the 2005 Debentures. Upon execution of the Forbearance Agreement, the Company paid $350,000 of the registration delay expenses to the holder and the holder agreed to continue to forbear from taking any action against the Company until April 2, 2007 with respect to the remaining $295,000 of registration delay expenses owed to this holder if the Company remained in compliance with the Forbearance Agreement during this time. On April 4, 2007, the Company paid an additional $150,000 of the registration delay expenses to the holder to extend the forbearance period to May 4, 2007.

Loans and Advances from Ener1 Group

On January 19, 2007, the Company issued a subordinated, convertible note to Ener1 Group in the principal amount of $655,000 (“Group Note IV”) in connection with a Forbearance Agreement with one of its debenture holders. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009. No warrants were issued in connection with this note.

On February 13, 2007, the Company issued a subordinated, convertible note to Ener1 Group in the principal amount of $4,500,000 (“Group Note V”), which represents Group Advances made to the Company from September 20, 2006 through December 30, 2006. The principal amount of the note includes a financing fee of $250,000. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on May 15, 2009, at which time all principal and accrued interest are payable in full, or earlier but not before January 1, 2008, if all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied. The note is subordinated to the rights of the holders 2004 Debentures and 2005 Debentures. Once all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 9,000,000 shares of the Company’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to the Company.  In connection with the note, the Company issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. These warrants have a five-year term. The value of these warrants at the time of the grant of approximately $3,236,000 was recorded in additional paid in capital as debt issuance costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

The Company is accounting for the warrant and conversion features of Group Note V in accordance with EITF 00-27. The proceeds of Group Note V were first allocated to the warrants at their relative fair value and credited to paid in capital. Ener1 used the Black-Scholes pricing model to value the warrants issued with Group Note V. The model assumes a risk-free interest rate of 5.1%, the current stock price at date of issuance of $0.30 per share, the exercise price of the warrants of $0.50 per share and $0.60 per share, the term of five years and volatility of 141%. Ener1 recorded a discount to the convertible note equal to the relative fair value of the warrants, which is being amortized over the life of the note as interest expense. The intrinsic value of the conversion feature was $1,796,000 at the date of issuance. No entry was made to record the value of the conversion feature because the ability of the holder to convert is contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which is considered outside the holder’s control. Once the 2004 Debentures and 2005 Debentures are repaid, Ener1 will revalue the benefit of the conversion feature and record the intrinsic value, if any, as a credit to paid in capital.

From March 30, 2007 through April 2, 2007, the Company received loan advances of $2,250,000 from Ener1 Group. $1,272,000 of the funds was used for interest payments due on April 2, 2007 to the holders of the 2004 Debentures and 2005 Debentures. Following this advance, the Company owed Ener1 Group $2,428,000 for remaining Group Advances, the terms for which have not yet been established.

EnerDel Lawsuit

In January 2007, EnerDel reached a tentative agreement with Universal Tool & Engineering Company, Inc. (“UTE”), the landlord of its Indianapolis, Indiana production facility, on the financial terms of a new, direct five-year lease and began working with UTE on the terms of a definitive lease agreement.

On March 12, 2007, UTE filed a lawsuit in Superior Court, Marion County, Indiana, against EnerDel. The lawsuit alleges that EnerDel breached its payment obligations under its month-to-month lease and demands the removal of EnerDel from the facilities, unspecified monetary damages for breach of contract and unlawful enrichment, and immediate appointment of a receiver over EnerDel.

The unjust enrichment and breach of contract claims both relate to leasehold improvements that UTE made for Delphi under the prime lease between UTE and Delphi. Under its sublease with Delphi, EnerDel had an obligation to pay approximately $487,000 of the cost of such improvements to Delphi on January 24, 2007, the end of the sublease term. The Company contends that when Delphi rejected the sublease (and the prime lease) in 2006 as part of its bankruptcy proceedings, the obligation to pay Delphi $487,000 became null and void. UTE claims that it entered into an oral contract directly with EnerDel pursuant to which EnerDel agreed to pay $487,000 directly to UTE. The Company disputes this allegation and believes it is unlikely that UTE will prevail on this claim. In addition, the Company believes it is unlikely that UTE will prevail on its unjust enrichment and breach of contract claims.

On April 4, 2007, EnerDel filed its answer and counterclaims in Superior Court, Marion County, Indiana, against UTE alleging, among other things, that UTE breached its obligations to provide a reasonable replacement lease and negotiate the terms of such lease in good faith; and that UTE is abusing the process of law in an attempt to force EnerDel to accept an unreasonably one-sided lease. EnerDel has filed a motion indicating its intent to vacate the property and relocate its operations, and requests unspecified damages.

EnerDel is currently evaluating alternative facilities. The Company believes suitable locations in the same area are available; however, a relocation would disrupt operations and delay EnerDel’s product development efforts until new facilities are fully operational. In the event the Company is required to relocate EnerDel’s operations, EnerDel’s product development plan would likely be delayed by three to six months which could delay or affect its ability to meet the milestone targets contained in this development plan. Such disruptions can be minimized if EnerDel is granted reasonable time to vacate the property.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

As of December 31, 2006, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006 such disclosure controls and procedures need improvement and may be considered “not effective.”

As previously disclosed, during 2006 we identified deficiencies in our internal controls and inadequacies in our disclosure controls relating to the calculation of diluted earnings or loss per share, accounting for redeemable preferred stock as temporary equity, accounting for compound embedded derivatives in our debentures, valuing warrants issued with the 2004 Debentures, recording the value of our right to require Ener1 Group to purchase shares of our Series B Preferred Stock and reflecting the dividend paid under EnerDel’s Series A Preferred Stock as a reduction in minority interest income.  As a result of the identification of these deficiencies, we amended our Annual Report on Form 10-KSB for the period ended December 31, 2005, as well as our Quarterly Reports on Form 10-QSB for the periods ended March 31, 2006, September 30, 2005, June 30, 2005 and March 31, 2005. In addition, during our evaluation as of December 31, 2006, we identified deficiencies in our internal controls and inadequacies in our disclosure controls regarding the calculation of discount and interest accretion on redeemable preferred stock and debentures.

We have implemented additional processes and procedures throughout 2006, including during the fourth quarter, designed to increase the adequacy and effectiveness of our controls and procedures. Specifically, we have adopted a policy requiring periodic reviews of the accounting treatment of all existing debt and equity instruments and their associated calculations. We have established a policy that requires our Chief Financial Officer to approve any new financial instruments, including leases, debt and equity instruments. Our Corporate Controller will be responsible for valuing these financial instruments with assistance from an approved external advisor. In addition, a new Chief Financial Officer was hired in October 2006, a new Corporate Controller was hired in January 2007 and a new Division Controller was hired for EnerDel in March 2007 to improve our financial reporting and disclosure capabilities.

We will continue our efforts to improve supervision and training of our accounting staff and to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to improve the adequacy and effectiveness of our disclosure controls and procedures.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9; DIRECTORS, OFFICERS AND CONTROL PERSONS

The term of office of each of our directors will expire at our next shareholders meeting. Our directors and executive officers are as follows:

Name	Age	Position
Charles Gassenheimer	33	Director, Vice Chairman of the Board
Marshall Cogan	69	Director
Karl Gruns	59	Director
Ludovico Manfredi	45	Director
Peter Novak	54	Director, Chief Executive Officer
Mike Zoi	40	Director, Vice President
Curtis Wolfe	43	General Counsel, Secretary
Ajit Habbu	52	Chief Financial Officer
Ulrik Grape	46	Executive Vice President
Rex Hodge	41	Executive Vice President

Charles Gassenheimer has been one of our directors since January 2006 and our Vice Chairman since October 2006, and he was our Chairman from January 2006 through October 2006. He has also been the Chief Executive Officer and a director of Ener1 Group since January 2006. From 2002 through 2005, Mr. Gassenheimer was Portfolio Manager of Satellite Asset Management's Convertible Arbitrage Division and Managing Director and Portfolio Manager of its Private Investment Group. From 2001 through 2002, he was a Portfolio Manager and head of the distressed securities investment group at Tribeca Investments (Citigroup Global Investments). Mr. Gassenheimer has also been a Vice President with Credit Suisse First Boston, where he served as Investment Manager of a proprietary hedge fund focused on private investments in public equity securities, and a Turnaround Management Consultant at Coopers & Lybrand. Mr. Gassenheimer has a B.A. in Economics from the University of Pennsylvania.

Marshall S. Cogan has been a director of our company since February 2006. He also has been a strategic advisor to Ener1 Group since January 2006.  Since July 2004, he has been Chairman and a director of Greystone Logistics.  Since 1986, Mr. Cogan has been a member of the board of trustees for N.Y.U. Medical Center and a trustee of the Museum of Modern Art.   Previously Mr. Cogan was a Director of Sheller Globe, a manufacturer of steering wheels and related automotive components. He founded and was Chairman of United Auto Group, and was Chairman of Knoll International, Sheller Globe, Foamex International and the '21' Club.  Mr. Cogan received his B.A. and M.B.A. from Harvard University.

Karl Gruns, a Certified Public Accountant, has been a director of our company since August 1999 and chairman of our Audit Committee since 2002. Since 2001, Mr. Gruns has owned and operated a management consulting practice in Germany for international clients. From 1998 to 2001, he was Chief Financial Officer of Infomatec Integrated Information Systems AG. Previously, Mr. Gruns owned and operated an audit and consulting practice, and he was formerly with KPMG Certified Public Accountants in the United States and Germany. He is currently Chairman of Sellexx AG, a privately held corporation in Munich, Germany. Mr. Gruns received his degree in Business Administration, with a major in Accountancy, from Northern Illinois University.

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

Dr. Peter Novak has been a director of our company since February 2002 and Chief Executive Officer since December 2006. Since 2001, he has been the Chief Technology Officer and a director of Ener1 Group. Since 1991, Dr. Novak has worked with Mike Zoi, focusing on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked with Mr. Zoi to form Ener1 s.r.l. Dr. Novak has been the “sole administrator”, a position equivalent to president, and sole director, for Ener1 s.r.l. Ener1 s.r.l. commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak worked with Mr. Zoi to manage the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development, developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere. In 2001, Dr. Novak and Mr. Zoi formed Ener1 Group. As Chief Technology Officer of Ener1 Group, he is responsible for all technology development, licensing and patent matters. He also assists in the management of the business affairs of Ener1 Group. Dr. Novak graduated from the Ural Polytechnic Institute, Physics and Technical Department specializing in experimental nuclear physics, and has a doctoral degree in solid-state physical chemistry.

Mike Zoi has been a director of our company since February 2002, and a vice president since February 13, 2007.  Since 2001, he has been the President and a director of Ener1 Group. Since 1991, Mr. Zoi has worked with Dr. Peter Novak, focusing on bringing advanced electronic technologies to market. In 1998, Mr. Zoi worked with Dr. Novak to form Ener1 s.r.l., an Italian company developing a research, development and production facility for advanced lithium metal batteries in Italy. For the next three years, Mr. Zoi worked with Dr. Novak to manage the start-up business operations of Ener1 s.r.l., including negotiations with potential licensees for the technology, obtaining grant and loan financing for the start-up business, and relationships with vendors. In 2001, Mr. Zoi and Dr. Novak formed Ener1 Group.

Curtis Wolfe has been our general counsel and secretary since December 2006. Mr. Wolfe is also executive vice president, secretary and general counsel for Ener1 Group and general counsel of Splinex Technology, Inc., an affiliate of Ener1, and has held those positions since 2004. Prior to joining Ener1 Group, Mr. Wolfe was a partner at the law firm Steel Hector & Davis LLP where he practiced law from 1998 to 2004. While at Steel Hector, Mr. Wolfe built a practice focusing on complex corporate transactions, including mergers and acquisitions, finance and intellectual property with an expertise in software licensing. Prior to 1998, Mr. Wolfe practiced law in the business and finance department of Ballard Spahr Andrews & Ingersoll in Philadelphia, Pennsylvania. Mr. Wolfe is admitted to practice law in Florida, Delaware and Pennsylvania. Mr. Wolfe has served on the board of directors of the Zoological Society of Florida since 2002 and served from 2002 until 2004 on the executive committee and board of directors of the Miami-Dade County Beacon Council, Inc., Miami-Dade County, Florida’s official economic development agency. Mr. Wolfe holds a Juris Doctor degree from the University of Iowa College of Law and a Bachelor of Integrated Studies degree in English, Mathematics and Latin American Studies from Weber State University in Ogden, Utah.

Ajit Habbu has been our Chief Financial Officer since October 2006. Mr. Habbu is also Chief Financial Officer of Ener1 Group. Prior to joining Ener1, Mr. Habbu was Executive Vice President and Chief Financial Officer of Vixia, LLC, a provider of process solutions and support services for healthcare organizations, using radio frequency identification and ultrasound technologies. From 1999 to 2005, Mr. Habbu was with Recall Corporation, a global document management business with operations in 22 countries, where he served as Senior Vice President and Chief Financial Officer. From 1983 to 1999, Mr. Habbu was with IBM Corporation, where he served in a number of executive positions, including Chief Financial Officer of its Education Business Unit. Mr. Habbu holds a B.S. degree in Chemical Engineering from the Indian Institute of Technology, an M.S. degree in Systems and Industrial Engineering from the University of Iowa, and an M.B.A. with a concentration in Financial and International Business from the University of Chicago.

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

Meetings of the Board of Directors

The board of directors held seven meetings during 2006 and six meetings during 2005.

Committees of the Board of Directors

The board of directors has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Governance and Nominating Committee.

The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls and internal auditing methods and procedures. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent public accountants and with personnel from our internal audit and financial staffs with respect to corporate accounting, reporting, and internal control practices. The Audit Committee recommends to the board the appointment of our independent public accountants and is responsible for oversight of our independent public accountants. The Audit Committee held ten meetings during 2006 and eight meetings during 2005.
Our Audit Committee has two members: Mr. Karl Gruns and Mr. Ludovico Manfredi. Both are “independent” as defined under Rule 4200(a) (15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies. The Board has determined Mr. Gruns meets the SEC criteria of an “audit committee financial expert,” as defined in Regulation S-B, Item 407(d)(5)(ii).

The Governance and Nominating Committee is responsible for recommending to the full board candidates for officer positions and vacancies on the board. Mr. Gruns is currently the sole member of this committee. The Governance and Nominating Committee did not meet during 2006 or 2005.

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

During 2006, Ener1 Group failed to file 22 reports, each reporting one transaction.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation paid during 2006 to all individuals serving during that time as our Chief Executive Officer and each of our two additional most highly compensated executive officers who were serving as executive officers on December 31, 2006, and one additional individual who was an executive during the year 2006 (whom we refer to collectively as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compen- sation ($)		Total ($)

Dr. Peter Novak	2006	$250,010	$-	$-		$-		$53,944	(10)	$303,954
Chief Executive Officer (1)

Kevin Fitzgerald	2006	54,733	-	-		-		-		54,733
Former Chief Executive Officer (2)

Victor Mendes	2006	37,243	-	-		-		-		37,243
Former Chief Executive Officer (3)

Ajit Habbu	2006	46,875	-	-		725,000	(7)	-		771,875
Chief Financial Officer (4)

Rex Hodge	2006	234,422	-	-		274,680	(8)	-		509,102
Executive Vice President

Gerard A. Herlihy	2006	179,300	-	99,000	(9)	-		-		278,300
Former Chief Financial Officer (5)

Ronald Stewart	2006	191,155	-	-		-		9,072	(11)	200,227
Former Chief Executive Officer,
former General Counsel and
former Secretary (6)

(1)
Dr. Novak was appointed Chief Executive Officer on December 28, 2006. Prior to December 28, 2006, Dr. Novak provided services to us as an employee, for which he was paid $250,000 annually.  Dr. Novak is also a director.  He does not receive any compensation from us for his services as a director. Dr. Novak’s salary was increased to $430,000 annually effective December 28, 2006.

(2)	Mr. Fitzgerald was Chief Executive Officer from September 8, 2003 through January 9, 2006.

(3)
Mr. Mendes was Chief Executive Officer from October 3, 2006 through October 26, 2006.  The amount of salary shown excludes the portion of Mr. Mendes’ salary which was paid by Ener1 Group under an agreement entered into on October 3, 2006 in exchange for his services as Chairman of the Board of Directors of Ener1 Group.

(4)
Mr. Habbu was appointed Chief Financial Officer on October 16, 2006.  The amount of salary shown excludes the portion of Mr. Habbu’s salary which was paid by Ener1 Group under an agreement entered into on October 3, 2006 in exchange for his services as Chief Financial Officer of Ener1 Group.

(5)	Mr. Herlihy was Chief Financial Officer from January 27, 2006 through October 16, 2006. Mr. Herlihy is also the President of Splinex Technology Inc., an affiliate of Ener1, Inc.

(6)
Mr. Stewart was appointed Chief Executive Officer from January 9, 2006 through October 3, 2006 and from November 1, 2006 through December 21, 2006, at which time he resigned. In addition, he served as interim Chief Financial Officer from January 6, 2006 through January 27, 2006.

(7)
In accordance with SFAS 123R, the value of the incentive stock options were determined using a Black-Scholes model. The assumptions made in the valuation of the option grant included volatility of 137%, risk-free interest rate of 4.8%, stock price on the date of grant of $0.31, and an expected life of 6.5 years.

(8)
In accordance with SFAS 123R, the value of 300,000 incentive stock options were determined using a Black-Scholes model. The assumptions made in the valuation of the option grant included volatility of 135%, a risk-free interest rate of 4.5%, a stock price on the date of grant of $0.23 and an expected life of 6.5 years. The value of 1,200,000 performance options was determined using a lattice valuation model with a volatility of 100%, risk-free interest rate of 4.7%, stock price on the date of grant of $0.23, and an expected life of ten years.

(9)	Mr. Herlihy received a grant of 300,000 shares of common stock which were valued at the closing market price of $0.33 per share on October 12, 2006, the date of grant, in accordance with SFAS 123R.

(10)	Includes $20,697 for employee life insurance premiums, $31,560 car lease payments and $1,687 for car insurance payments.

(11)	Car allowance.

Employment Agreements

Effective October 12, 2006, Ener1 entered into an employment agreement with Mr. Habbu, under which Mr. Habbu will serve at its Chief Financial Officer. Mr. Habbu's salary under the agreement is initially $325,000 per year, of which $100,000 will be paid by Ener1 Group in accordance with a separate arrangement between Ener1 Group and Ener1. The employment agreement has a term of five years and may be terminated with or without cause (as defined in the agreement) by Ener1. In the event of a termination without cause, Ener1 must provide 90 days notice and the agreement calls for Ener1 to pay Mr. Habbu severance in the form of his base salary for a period of six months. The agreement calls for Mr. Habbu to be awarded an option to purchase 2,500,000 shares of Ener1 common stock, which will vest 30%, 30% and 40%, respectively, on the first three anniversaries of the date of grant.

On September 8, 2003, we entered into an Employment Agreement with Kevin P. Fitzgerald, who was our Chief Executive Officer and Chairman of our Board of Directors until he was dismissed in January 2006. The agreement provided that if Mr. Fitzgerald's employment was terminated for any reason (other than fraud, theft or other crimes of moral turpitude), we (or the shareholders of Ener1 Group), if requested by Mr. Fitzgerald, would pay him the amount equal to the difference between the aggregate exercise price of any vested options to purchase our common stock and fair market value of our common stock. If Mr. Fitzgerald's employment was terminated without cause (as defined in the agreement) he was entitled to receive severance payments equal to two years' base salary. Mr. Fitzgerald agreed not to compete with us for two years following termination of his employment, unless he terminated his employment for good reason (as defined in the agreement). Mr. Fitzgerald filed a complaint against us alleging breach of his employment agreement. In January 2007, we reached a settlement with Mr. Fitzgerald which resulted in total payment obligations of $350,000 to settle all of the claims.

In January 2006, we agreed with Splinex that Mr. Herlihy, our Chief Financial Officer from January 27, 2006 through October 16, 2006, would devote substantially all of his time to his role at Ener1, but that he will continue to serve as the President and Chief Financial Officer of Splinex. In 2006, we paid approximately 76% of Mr. Herlihy's aggregate annual salary of $250,000 from the two companies, and Splinex paid 24% from the date of his employment on January 27, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2006

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Dr. Peter Novak	-	-		-		-

Kevin Fitzgerald	7,557,446	-		-		0.30	09/08/13
	2,794,969	-		-		0.97	12/31/14
	112,790	-		-		0.54	12/31/15

Victor Mendes	-	-		-		-

Ajit Habbu	-	2,500,000	(1)	-		0.31	10/16/16

Rex Hodge	-	300,000	(2)	-		0.21	12/21/16
	-	-		1,200,000	(3)	0.21	12/21/16

Gerard A. Herlihy	-	-		-		-

Ronald Stewart	-	-		-		-

(1) Vests 750,000 shares on 10/16/07, 750,000 shares on 10/16/08 and 1,000,000 shares on 10/16/09

(2) Vests 100,000 shares on 12/31/06, 12/31/07 and 12/31/08

(3) Vests 400,000 shares on 12/31/07, 12/31/08 and 12/31/09; the options contain additional milestones which must be met before they can be exercised.

2006 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Karl Gruns (1)	40,000	-	10,500	(3)	2,500	53,000
Ludovico Manfredi (2)	40,000	-	10,500	(3)	-	50,500
Charles Gassenheimer (5)	-	-	-		-	-
Marshall Cogan (5)	-	-	95,000	(4)	-	95,000
Mike Zoi (5)	-	-	-		250,000	250,000

(1) Independent non-executive directors earned director fees of $40,000 for the 2006 calendar year, of which $30,000 was paid to Mr. Gruns in December 2006 and $10,000 was paid in January 2007. Other compensation includes amounts earned in 2006 for his services on specific projects as an independent director which were paid in January 2007.

(2) Independent non-executive directors earned director fees of $40,000 for the 2006 calendar year, of which $20,000 was paid to Mr. Manfredi in January 2007 and $10,000 in February 2007.

(3) In accordance with SFAS 123R, the value of the stock options were determined using a Black-Scholes model. The assumptions made in the valuation of option grants included volatility of 135%, a risk-free interest rate of 4.7%, stock price on the date of grant of $0.23 and an expected life of 6.5 years.

(4) In accordance with SFAS 123R, the value of the stock option were determined using a Black-Scholes model. The assumptions made in the valuation of the option grant included volatility of 147%, a risk-free interest rate of 4.5%, stock price on the date of grant of $0.40 and an expected life of 6.5 years.

(5) Directors that are not independent do not receive any compensation for their services as directors. We paid Mr. Zoi $250,000 in 2006 for his services to us as a consultant.

 Compensation of Directors

Mr. Gruns, as an independent, non-executive director, earns $7,500 per calendar quarter for his services as our director, plus $2,500 per quarter for his services as Chairman of our Audit Committee and specific cash amounts for his services on specific projects as an Independent Director. During 2006, Mr. Gruns earned $30,000 for his services as a director in 2006, $10,000 for his services as Chairman of the Audit Committee and $2,500 for his services on specific projects as an Independent Director. He was paid $30,000 of the fees in December 2006 and $12,500 of the fees in January 2007. He also receives 50,000 options to purchase our common stock each year as part of his director’s compensation for each year in which he serves as our director, vesting one year from date of grant.  In December 2006, he was awarded an option to purchase up to 50,000 shares at an exercise price of $0.23.

Mr. Manfredi, as an independent, non-executive director, earns $10,000 per quarter for his services as our director, including his participation as a member of our Audit Committee. He was paid $20,000 of the $40,000 director fees in January 2007 and $10,000 in February 2007. Mr. Manfredi received upon his appointment as director an option to purchase 110,000 shares of our common stock at an exercise price of $0.70, vesting in three equal annual installments. He also receives 50,000 additional stock options (beginning December 31, 2006) for each year of service as one of our directors. In December 2006, he was awarded an option to purchase up to 50,000 shares at an exercise price of $0.23.

Mr. Gassenheimer became the Vice Chairman of our company in January 2006. He currently does not receive a salary or other compensation from our company.

Mr. Cogan became a director of our company in February 2006. He currently does not receive a salary or other compensation from our company. In February 2006, Mr. Cogan was awarded an option to purchase up to 250,000 shares at an exercise price of $0.40 per share, vesting in three equal annual installments.

All directors are reimbursed for expenses incurred to attend Board and Committee meetings. Other than as described in these paragraphs, our directors do not receive compensation for their services as directors.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding common stock authorized for issuance under Ener1‘s equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved
by Security Holders	5,690,000	$0.37	1,528,170

Equity Compensation Plans Not Approved
by Security Holders	23,585,205	$0.36	21,860,347

Total	29,275,205		23,388,517

Six of our equity compensation plans have not been approved by our shareholders, the 2007 Plan, the CEO Option Plan, the Advisory Committee Option Plan, the 2004 Advisory Committee Option Plan, the EnerDel Officer Plan, and the EnerStruct Employee Plan.

Under the 2007 Plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units may be issued to persons selected by the administrators of the Plan from a class of employees, officers and non-employee directors and other service providers who render valuable contributions to Ener1. The 2007 Plan provides that no more than 5,000,000 shares of common stock may be issued to any employee in any one calendar year. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Options to purchase 11,500,000 shares at a weighted-average exercise price of $0.23 per share were outstanding under the 2007 Stock Option Plan as of December 31, 2006; these options may not be exercised unless and until the 2007 Plan is approved by the shareholders of Ener1 and will be void if the 2007 Plan is not approved. Options granted under the 2007 Plan expire no later than ten years from the date of grant.

Under the CEO Option Plan, and in accordance with his employment agreement, on September 8, 2003, we issued to Kevin Fitzgerald, our former Chief Executive Officer, an option to purchase 9,716,716 shares of our common stock at an exercise price of $0.30 per share, vesting ratably in equal amounts on the first day of each month for a period of 36 months, beginning October 1, 2003. Under this option plan, on December 31, 2004, we also issued to Mr. Fitzgerald an option to purchase 5,159,943 shares of our common stock, at an exercise price of $0.97 per share, vesting ratably in each of the 24 months following December 31, 2004. On December 31, 2005, we issued to Mr. Fitzgerald an option to purchase 2,706,958 shares of our common stock, at an exercise price of $0.54 per share, vesting ratably in each of the 24 months following that date. No additional shares are reserved for issuance in connection with this plan.

Options to purchase a total of 220,000 shares have been granted in connection with our Advisory Committee Option Plan; no additional shares are reserved for issuance in connection with this plan. This plan provides for the grant of options to members of our Advisory Committee, or to the entities with whom our Advisory Committee members are affiliated. The members of our Advisory Committee provide advice to our executives and Board of Directors regarding industry matters and company marketing strategy. The terms of these option grants were determined by our Board of Directors, in their sole discretion, including, without limitation, the number of shares subject to an option and the applicable exercise price, vesting schedule and term. Each of the options granted under this plan has a ten-year term, vests over a two-year period and an exercise price equal to fair market value of our common stock on the date of grant.

Options to purchase of 100,000 shares have been granted in connection with the 2004 Advisory Committee Option Plan; no additional shares are reserved for issuance in connection with this plan. This plan provides for the grant of options to a member of our Advisory Committee. The members of our Advisory Committee provide advice to our executives and Board of Directors regarding industry matters and company marketing strategy. The terms of this option grant were determined by our Board of Directors, in their sole discretion, including, without limitation, the number of shares subject to the option and the applicable exercise price, vesting schedule and term. The option granted under this plan has a ten-year term, vests over a three-year period and an exercise price equal to fair market value of our common stock on the date of grant.

We granted an option to Mr. Ulrik Grape, President of EnerDel, in accordance with his employment agreement under the EnerDel Officer Plan, to purchase 1,000,000 shares of our common stock, vesting 25% per year, with an exercise price equal to fair market value on the date of grant. Mr. Grape may not exercise any portion of this option until EnerDel reports target revenue equal to $1.5 million for 2005 and $7.0 million for 2006. If EnerDel's revenue falls short of these target(s) by 20% or more, the options may not be exercised until EnerDel’s revenue reaches more than 80% of the target revenue for 2006. The target revenue was not met for 2006 or 2005. This option has a ten-year term. No additional shares are reserved for issuance in connection with this plan.

In 2004, we granted options to acquire 300,000 shares of common stock to two employees of EnerStruct under the EnerStruct Employee Plan. The options have an exercise price of $0.50 per share, vest over five years and expire in May 2014. No additional shares are reserved for issuance in connection with this plan.

Security Ownership of Certain Beneficial Owners and Management

The table below contains information as of March 31, 2007 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, named executive officers who are currently serving as our officers and our directors and executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of March 31, 2007, 438,991,830 shares of common stock were outstanding. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 500 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

	Amount Of		Percent
	Beneficial		Of
Name	Ownership		Class

Ener1 Group, Inc.	437,787,561	(1)	85.9%
Peter Novak	3,751,791	(2) (10)	*
Charles Gassenheimer	2,500,000	(3)	*
Marshall Cogan	83,333	(4)	*
Karl Gruns	270,000	(5)	*
Ludovico Manfredi	73,333	(6)	*
Mike Zoi	834,206	(7) (10)	*
Ajit Habbu	-		*
Rex Hodge	100,000	(8)	*

Directors and officers as a group (9) (10) (ten persons)	7,712,663		1.7%

Notes:

* Less than 1%

(1)	Includes 70,928,136 shares issuable under outstanding warrants exercisable during the 60 day period following March 31, 2007.

(2)	Includes 1,939,562 shares issuable under outstanding warrants exercisable during the 60 day period following March 31, 2007.

(3)	Includes 500,000 shares issuable under outstanding warrants exercisable during the 60 day period following March 31, 2007.

(4)	Includes 83,333 shares issuable under outstanding warrants exercisable during the 60 day period following March 31, 2007.

(5)	Includes 220,000 shares issuable under outstanding options exercisable during the 60 day period following March 31, 2007.

(6)	Includes 73,333 shares issuable under outstanding options exercisable during the 60 day period following March 31, 2007.

(7)	Includes 434,330 shares issuable under outstanding warrants exercisable during the 60 day period following March 31, 2007.

(8)	Includes 100,000 shares issuable under outstanding options exercisable during the 60 day period following March 31, 2007.

(9)	Includes 3,364,372 shares issuable under outstanding warrants and options exercisable during the 60 day period following March 31, 2007.

(10)
The amount shown does not include common stock beneficially owned by Ener1 Group, Inc., a company of which Dr. Novak and Mr. Zoi are directors. Dr. Novak and Mr. Zoi disclaim beneficial ownership of any Ener1 common stock beneficially owned by Ener1 Group, Inc.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ener1 Group Ownership and Director and Officer Affiliations

Ener1 Group, Inc. owns 86% of our outstanding capital stock. Mr. Zoi and Dr. Novak are each an officer, director and beneficial owner of Ener1 Group. Charles Gassenheimer, Vice Chairman of Ener1, is Chief Executive Officer and a director of Ener1 Group. Marshall Cogan, a director of Ener1, was a strategic advisor to Ener1 Group. Ajit Habbu, our Chief Financial Officer, is also the Chief Financial Officer of Ener1 Group. Curtis Wolfe, our General Counsel and Secretary, is also General Counsel of Ener1 Group.

On October 3, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 53% of Ener1’s salary and related costs for Mr. Victor Mendes for services Mr. Mendes would perform as Chairman of the Board of Directors for Ener1 Group. Mr. Mendes was Chief Executive Officer of Ener1 from October 3, 2006 through October 26, 2006.

On October 3, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 31% of Ener1’s salary and related costs for Mr. Ajit Habbu for services Mr. Habbu would perform as Chief Financial Officer of Ener1 Group. Mr Habbu became the Chief Financial Officer of Ener1 on October 16, 2006.

Tax Allocation Agreement with Ener1 Group

Ener1 and Ener1 Group are parties to a tax allocation agreement dated March 1, 2006 which provides for the allocation of income taxes between the two groups. Intergroup tax payments are made only when a payment is required or a refund is received on the consolidated tax return of Ener1 Group. When determining any federal income tax payments due by Ener1 in any year, for purposes of the tax allocation agreement, Ener1 is credited for the tax benefit of all of Ener1’s net operating losses generated after January 3, 2003 plus the tax benefit of any Ener1 net operating losses generated before January 3, 2003 that are allowable under the Internal Revenue Code, plus any payments Ener1 has made under the tax allocation agreement, less any payments Ener1 has received under the tax allocation agreement. Both Ener1 Group and Ener1 have had net operating losses for all periods since Ener1 Group acquired a majority of Ener1's common stock, and no intergroup tax payments have been made to date.

Warrant Exercise Agreement

On March 30, 2006, we and Ener1 Group entered into an agreement (the “Warrant Exercise Agreement”), under which: (1) Ener1 Group agreed to exercise the remainder of the ten-year warrants issued by us to Ener1 Group in 2002 in connection with our acquisition of Ener1 Battery Company from Ener1 Group (the “Battery Warrants”); (2) we agreed to transfer our entire equity interest in Ener EL to Ener1 Group; (3) we and Ener1 Group terminated the letter agreement between Ener1 Group and us dated October 15, 2004 regarding Ener1 Group’s commitment to purchase shares of our Series B Preferred Stock and warrants to purchase Ener1 stock; (4) we and Ener1 Group agreed to release each other from outstanding obligations with respect to intercompany services provided by each company to the other as of March 30, 2006; and (5) we and Ener1 Group agreed that after Ener1 Group exercises the remaining balance of the Battery Warrants to purchase 24,500,000 shares of our common stock, we would issue to Ener1 Group a new, immediately exercisable, ten-year warrant to purchase 20,000,000 shares of Ener1 common stock at an exercise price of $0.50 per share. On June 30, 2006, Ener1 Group completed the exercise of the remaining Battery Warrants and we issued the 20,000,000 warrants described above to Ener1 Group. During the six months ended June 30, 2006, Ener1 Group purchased 69,000,000 shares upon exercise of the Battery Warrants for an aggregate exercise price of $5,520,000.

Intercompany Services Between Ener1 and Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of ours and we have billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, we have from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed us for the actual cost of these services and employees. During 2004, Ener1 Group and its subsidiaries billed us $8,000 and we billed Ener1 Group and its subsidiaries $8,000, in each case for services and employees of the other party. During 2005, Ener1 Group and its subsidiaries billed us $110,000 and we billed Ener1 Group and its subsidiaries $3,000, in each case for services and employees of the other party. As of December 31, 2005, the net balance due to us from Ener1 Group and its subsidiaries was $103,000. Pursuant to the Warrant Exercise Agreement, we cancelled $228,000 in intercompany billings to Ener1 Group on March 30, 2006.

Loans and Advances from Ener1 Group

Ener1 Group has made various loans, advances and capital contributions to us since it first acquired a majority interest in Ener1 in early 2002. All such loans as of November 2003 were cancelled or paid at that time, except for accrued interest on some of those loans, for which we issued promissory notes to Ener1 Group, Mr. Zoi and Dr. Novak in aggregate principal amount of approximately $1,000,000 representing the accrued interest. These notes were paid in full using the proceeds of our issuance in January 2004 of our senior secured convertible debentures due January 2009.

From June 29, 2006 through December 31, 2006, Ener1 Group made various advances totaling $10,883,000. During 2006, $6,455,000 of these advances were converted into subordinated convertible notes to Ener1 Group as follows:

On June 30, 2006, we issued a subordinated, convertible note to Ener1 Group in the principal amount of $3,250,000, which amount included $250,000 paid as a financing fee to Ener1 Group. The net loan proceeds of $3,000,000, of which $2,629,000 was received at June 30, 2006 and $371,000 was received in July 2006, were used for working capital. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009, at which time all principal and accrued interest are payable in full. The note is subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of our obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 6,500,000 shares of our common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to our company.

In connection with the June 30, 2006 note, we issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.50 per share. These warrants have a five-year term.

We issued an additional subordinated, convertible note to Ener1 Group on August 9, 2006 in the principal amount of $750,000 in connection with a forbearance agreement with one of our debenture holders. The proceeds were used to make interest payments due under the 2004 and 2005 Debentures on September 30, 2006. This note was issued with the same terms and conditions as the June 30, 2006 note discussed above, including the maturity date. No warrants were issued in connection with this note. Ener1 Group advanced $375,000 against this note on August 9, 2006 and the balance on August 15, 2006, in accordance with the terms of the forbearance agreement and the associated Interest Payment Deposit Agreement.

On August 29, 2006, Ener1 Group canceled the August 9, 2006 note described above in the principal amount of $750,000 and issued a new convertible promissory note to Ener1 Group in the principal amount of $3,100,000, which amount included $100,000 paid as a financing fee to Ener1 Group, representing our obligation to repay all funds borrowed from Ener1 Group during August 2006.  This note was issued with the same terms and conditions as the August 9, 2006 note discussed above, except that the note is convertible into a total of 6,200,000 shares of our common stock at a conversion price of $0.50 per share.  In connection with the issuance of the August 29, 2006 note, we also issued warrants to Ener1 Group to purchase up to 18,000,000 shares of common stock (9,000,000 shares may be purchased at an exercise price of $0.60 per share and 9,000,000 shares may be purchased at an exercise price of $0.40 per share).  The warrants have a five-year term.

On November 9, 2006, we issued a subordinated, convertible note to Ener1 Group in the principal amount of $455,000 in connection with a Forbearance Agreement with one of our debenture holders. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009. No warrants were issued in connection with this note. Ener1 Group paid the debenture holder $5,000 for legal fees and deposited $450,000 into escrow on behalf of Ener1 for the benefit of the holder, which exercised its right to apply the payment to the registration delay expenses upon the expiration of the Forbearance Agreement on December 24, 2006.

From January 1, 2007 through April 2, 2007, Ener1 Group made various advances totaling $2,905,000. During 2007, $4,905,000 of these advances, including $4,250,000 of advances made in 2006, were converted into subordinated convertible notes to Ener1 Group as follows:

On January 19, 2007, we issued a subordinated, convertible note to Ener1 Group in the principal amount of $655,000 in connection with a Forbearance Agreement with one of our debenture holders. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009. No warrants were issued in connection with this note. Ener1 Group paid the holder $5,000 for legal fees and deposited $650,000 into an escrow account on behalf of Ener1 for the benefit of the holder, which exercised its right to apply the payment to the registration delay expenses upon the expiration of the Forbearance Agreement on March 2, 2007.

On February 13, 2007, we issued a subordinated, convertible note to Ener1 Group in the principal amount of $4,500,000, which represents loans and advances made to us from September 20, 2006 through December 31, 2006. The principal amount of the note includes a financing fee of $250,000. The net loan proceeds of $4,250,000 were used for working capital. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on May 15, 2009, at which time all principal and accrued interest are payable in full, or earlier but not before January 1, 2008, if all of our obligations under the 2004 Debentures and 2005 Debentures have been satisfied. The note is subordinated to the rights of the holders 2004 Debentures and 2005 Debentures. Once all of our obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 9,000,000 shares of our common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to our company.

In connection with the February 13, 2007 note, we issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of our common stock at an exercise price of $0.60 per share. These warrants have a five-year term.

As of April 2, 2007, Ener1 owed Ener1 Group $2,428,000 for loan advances, the terms for which have not yet been established.

Ener1 Group owns approximately 86% of our outstanding common stock and four of our directors and four of our executive officers are affiliated with Ener1 Group. The above-described financing transactions were approved by the independent members of our Board of Directors.

Warrant Exercises by Ener1 Group

On January 5, 2007, Ener1 amended the terms of certain warrants to purchase up to 16,000,000 shares of Ener1 common stock previously issued to Ener1 Group to:

•	reduce the exercise price of the warrants from $2.00 and $1.50 per share to $0.25 per share; and

•	change the expiration date of the warrants from November 14, 2013 to January 5, 2007.

Following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 16,000,000 shares of Ener1 common stock for an aggregate purchase price of $4,000,000.

On February 21, 2007, Ener1 amended the terms of certain warrants to purchase up to 4,823,047 shares of Ener1 common stock previously issued to Ener1 Group to:

•
reduce the exercise price of 1,612,293 warrants from $1.50 to $0.25, 69,445 warrants from $1.50 to $0.25, 69,445 warrants from $1.25 to $0.25 and 3,071,864 warrants from $0.50 per share to $0.25 per share; and

•	change the expiration dates for the above warrants to February 21, 2007.

Following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 4,823,047 shares of Ener1 common stock for an aggregate purchase price of $1,205,000.

Payments to Mr. Zoi and Dr. Novak

In 2006 and 2005, we paid each of Dr. Novak and Mr. Zoi annual compensation of $250,000. We also paid $36,485 and $48,934 in 2005 for life insurance benefits for Dr. Novak and Mr. Zoi, respectively. In 2006, we paid $20,697 for life insurance benefits for Dr. Novak. We paid $31,560 in 2006 and 2005 for automobile lease payments for Peter Novak. Presently, Dr. Novak is our Chief Executive Officer, for which he receives a salary of $430,000 per year.

Series B Preferred Stock

We entered into an agreement dated October 15, 2004 with Ener1 Group under which Ener1 Group is required, at our option, to purchase, for an aggregate purchase price of $3,000,000, up to 30,000 shares of our Series B Preferred Stock plus warrants to purchase (1) up to 833,334 shares of our common stock at an exercise price of $1.50 and (2) up to 833,334 shares of our common stock at an exercise price of $2.00. The agreement also provided that Ener1 Group was entitled to be paid $1 for every $3 in proceeds from such purchases. Pursuant to that agreement, in February 2005, at our request, Ener1 Group purchased, for an aggregate purchase price of $250,000 (1) 2,500 shares of our Series B Preferred stock, (2) warrants to purchase up to 69,445 shares of our common stock at an exercise price of $1.50 per share and (3) warrants to purchase up to 69,445 shares of our common stock at an exercise price of $2.00 per share. Pursuant to the agreement, in connection with this purchase transaction, we paid Ener1 Group $83,333. This agreement was terminated on March 30, 2006 pursuant to the Warrant Exercise Agreement.

Merger of Ener1 Acquisition Corp. into Splinex Technology Inc.

In January 2005, in accordance with an Agreement and Plan of Merger dated as of June 9, 2004, as amended, Ener1 Acquisition Corp., our wholly-owned subsidiary, was merged with and into Splinex Technology Inc. In the merger, we received 5,000,000 shares of Splinex common stock and declared a dividend to distribute these shares to our shareholders of record as of January 17, 2005. We agreed to pay up to $150,000 of expenses incurred in connection with the Registration Statement filed by Splinex to register our dividend of the shares of Splinex common stock issued in the merger. As of February 1, 2006, approximately 63% of Splinex’s outstanding common stock is owned by Splinex, LLC. Two of our directors, Dr. Peter Novak and Mike Zoi, beneficially own an aggregate of 25% of the voting membership interests (and an aggregate of 25.5% of the economic membership interests) of Splinex, LLC. One of our directors, Dr. Peter Novak, is also a director of Splinex. Dr. Novak was also the President of Splinex from its inception February 7, 2004 to August 31, 2004 and became the Chairman on September 1, 2005. Kevin Fitzgerald, our former Chief Executive Officer, was also a director of Splinex until December 2005. Gerard A. Herlihy, President and Chief Financial Officer of Splinex, was our Chief Financial Officer from January 27, 2006 to October 16, 2006.

Purchase Agreement Among Ener1, Ener1 Group and Credit Suisse

On January 5, 2007, Ener1, Ener1 Group and Credit Suisse entered into a purchase agreement, a warrant agreement and a registration rights agreement pursuant to which:

•	Ener1 Group sold 20,000,000 shares of Ener1 common stock to Credit Suisse in exchange for $5,000,000 cash consideration;

•	Ener1 issued to Credit Suisse warrants to purchase 5,000,000 shares of Ener1 common stock with an exercise price of $0.30 per share and a term of five years;

•	Ener1 agreed to register the resale of the shares sold to, and the shares underlying the warrants issued to, Credit Suisse; and

•	Ener1 Group agreed to invest $4,000,000 of the consideration received from Credit Suisse in Ener1 securities.

Under the terms of the purchase agreement, Credit Suisse can require Ener1 Group to repurchase up to 50% of the number of purchased shares at a price equal to $0.25 per share for a period of 18 months following the closing date of January 5, 2007 (the “Repurchase Right”). The Repurchase Right expires in the event that Credit Suisse either receives net proceeds from the sale of any of the securities of at least $2,500,000 or exercises the warrant in part or in whole. If the Repurchase Right is exercised by Credit Suisse Securities, the number of shares underlying the common stock warrant at that time will decrease by fifty percent.

Transactions Among Ener1, Ener1 Group and Charles Gassenheimer

On January 5, 2007, Charles Gassenheimer, the Vice Chairman and a director of Ener1 and the Chief Executive Officer and a director of Ener1 Group, invested $500,000 in Ener1 common stock and warrants, which amount was payable to him under his employment agreement with Ener1 Group. The investment was made on the same terms and conditions as the January 5, 2007 Credit Suisse investment, except that Mr. Gassenheimer was not entitled to the repurchase right granted to Credit Suisse. For his investment, Mr. Gassenheimer received:

•	2,000,000 shares of Ener1 common stock from Ener1 Group;

•	a five-year warrant from Ener1 to purchase up to 500,000 shares of Ener1 common stock at an exercise price of $0.30 per share; and

•	Ener1's agreement to register the resale of the shares transferred by Ener1 Group to Mr. Gassenheimer and the shares underlying the warrant issued by Ener1 to Mr. Gassenheimer.

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

3.6
Certificate of Designations of Series B Convertible Preferred Stock, dated October 15, 2004, incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

4.8
Registration Rights Agreement dated as of October 20, 2004, by and between EnerDel, Inc., Delphi Automotive Systems, LLC and Ener1, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.9
Form of 7.5% Senior Secured Convertible Debenture issued pursuant to Securities Purchase Agreement dated March 5, 2005, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.10
Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, dated March 11, 2005 incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.11
Registration Rights Agreement, dated as of March 14, 2005, by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.12
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

4.14
Form of Convertible Note issued to Ener1 Group, Inc. on June 30, 2006 and August 30, 2006, for $3,250,000 incorporated by reference to Exhibit 4.16 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.15
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.17 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.16
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 20,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.18 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.17	Form of Warrant to Purchase Common Stock of Ener1, Inc. issued to Ener 1 Group on August 29, 2006, incorporated by reference to Exhibit 4.17 of Registrant's Form SB-2/A filed September 3, 2006.

4.18
$3,100,000 Convertible Promissory Note issued to Ener1 Group, Inc. dated September 30, 2006, incorporated by reference to Exhibit 4.19 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.19
Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.20 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.20
Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.21 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.21
Agreement dated October 3, 2006 between Ener1 Group, Inc. and Ener1, Inc. regarding payment of salary and other costs of Ener1, Inc. for Victor Mendes, incorporated by reference to Exhibit 4.22 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.22
Agreement dated October 3, 2006 between Ener1 Group, Inc. and Ener1, Inc. regarding payment of salary and other costs of Ener1, Inc. for Ajit Habbu, incorporated by reference to Exhibit 4.23 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.23	Employment Agreement between Ener1, Inc. and Ajit Habbu, incorporated by reference to Exhibit 4.24 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.24
Registration Rights Agreement, dated January 5, 2007, by and between Ener1, Inc and Credit Suisse Securities (USA), LLC, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K dated January 8, 2007.

4.25
Warrant issued to Credit Suisse Securities (USA), LLC, dated January 5, 2007, to purchase 5,000,000 shares of common stock of the Registrant at a price per share of $0.30, incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K dated January 8, 2007.

4.26
$4,500,000 Convertible Promissory Note issued to Ener1 Group, Inc. dated February 13, 2007, incorporated by reference to Exhibit 4.26 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.27
Form of Warrant to purchase 9,000,000 and 18,000,000 shares of Common Stock of the Registrant, issued to Ener1 Group, Inc. dated February 13, 2007, incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.28
Warrant issued to Charles Gassenheimer dated January 5, 2007 to purchase 500,000 shares of common stock of the Registrant, incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

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

10.7
Amendment to Subscription and Investment Agreement by ITOCHU Corporation and the Registrant, dated January 31, 2004, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003.

10.8
Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

10.9
Security Agreement dated as of January 16, 2004 by and among Ener1 Battery Company and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

10.10
Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

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

10.42
Option Agreement between Ener1, Inc. and Ulrik Grape dated October 1, 2005, incorporated by reference to Exhibit 10.42 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.43
Employment Agreement between EnerDel, Inc. and Ulrik Grape dated October 1, 2005, incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.44
Tax Allocation Agreement dated March 1, 2006 between the Registrant and Ener1 Group, Inc. incorporated by reference to Exhibit 10.44 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.45
Forbearance Agreement between the Registrant, Ener 1 Group, Inc. and Satellite Asset Management, L.P., dated August 9, 2006 incorporated by reference to Exhibit 10.45 of Registrant's Form SB2/A filed September 3, 2006.

10.46
Purchase Agreement dated January 5, 2007, by and among Ener1 Group, Inc., Ener1, and Credit Suisse Securities (USA) LLC incorporated herein by reference to Exhibit 10.01 to Registrant’s current report on Form 8-K dated January 8, 2007.

10.47
Warrant Exercise Agreement, dated as of March 30, 2006, by and between the Company and Ener1 Group, Inc., incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated April 5, 2006.

14.	Code of Ethics, incorporated by reference to Exhibit 14.0 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2004.

21.	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

23.	Consent of Malone & Bailey, P.C.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2006

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB, and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2006, were $465,763.

Audit-Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2006 were $0.

Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to tax services during the year 2006 were $0.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2006 were $0.

Year ended December 31, 2005

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB, and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2005, were $347,077.

Audit-Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2005 were $0.

Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to tax services during the year 2005 were $8,751.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant during year 2005 were $0.

The Audit Committee approved the engagement of our auditors, Malone & Bailey, PC, for the audit of our 2005 and  2006 financial statements before we engaged them to provide services.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ener1, Inc.

Date: April 6, 2007	By:	/s/ Dr. Peter Novak
Dr. Peter Novak Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Peter Novak	Chief Executive Officer, Director	April 6, 2007
Dr. Peter Novak	(Principal Executive Officer)

/s/Charles Gassenheimer	Vice Chairman of the Board, Director	April 6, 2007
Charles Gassenheimer

/s/ Ajit Habbu	Chief Financial Officer	April 6, 2007
Ajit Habbu	(Principal Financial Officer and
Principal Accounting Officer)

	Director	April 6, 2007
Marshall Cogan

/s/ Karl Gruns	Director	April 6, 2007
Karl Gruns

/s/ Ludovico Manfredi	Director	April 6, 2007
Ludovico Manfredi

/s/ Mike Zoi	Director	April 6, 2007
Mike Zoi