Form 10QSB
period 2007-03-31
ENER1 INC
filed 2007-05-15
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2007
Common Stock, par value $.01 per share	439,676,830

Transitional Small Business Format (check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended March 31, 2007

INDEX

Part I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of
March 31, 2007 and December 31, 2006	3

Consolidated Statements of Operations (unaudited)
for the three months ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows (unaudited)
for the three months ended March 31, 2007 and 2006	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	25

Item 3. Controls and Procedures	29

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6. Exhibits and Reports on Form 8-K	31

Signatures	34

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents, including restricted cash of $0 and $224	$471	$291
Accounts receivable	141	152
Prepaid expenses and other current assets	340	248
Total current assets	952	691

Property and equipment, net	3,393	3,554
Investment in EnerStruct, Inc.	-	40
Deferred debenture and note costs, net of amortization of $3,709 and $3,369	2,721	2,812
Other	70	71
Total assets	$7,136	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	26	27
Notes payable - short-term	157	-
Accounts payable and accrued expenses	4,978	5,937
Interest payable	1,272	1,300
Derivative liabilities	6,583	7,162
Total current liabilities	13,016	14,426

Long-term portion of installment loan	33	39
Convertible notes, advances and accrued interest due to related party,
net of discounts of $6,694 and $3,663	6,375	7,939
$19,700 convertible debentures, net of discount of $10,994 and $11,780	8,706	7,920
$14,225 convertible debentures, net of discount of $8,397 and $8,856	5,828	5,369
Total liabilities	33,958	35,693

Redeemable convertible preferred stock:
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	7,034	6,576
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	15,678	15,162

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized
439,091,830 and 417,349,560 issued and outstanding, respectively	4,391	4,174
Paid in capital	145,278	137,507
Accumulated deficit	(199,203)	(191,944)
Total stockholders' deficit	(49,534)	(50,263)
Total liabilities and stockholders' deficit	$7,136	$7,168

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$74	$18
Cost of sales	-	-
Gross profit	74	18

Operating expenses:
General and administrative	1,884	3,042
Research and development	2,491	919
Warrant modification expense	-	927
Depreciation and amortization	110	101
Total operating expenses	4,485	4,989
Loss from operations	(4,411)	(4,971)

Other income (expense):
Interest expense	(3,352)	(2,843)
Registration delay expenses	-	(871)
Equity in loss of EnerStruct, Inc.	(40)	(147)
Other	(35)	10
Gain on derivative liabilities	579	10,372
Total other income (expense)	(2,848)	6,521

Income (loss) before income taxes	(7,259)	1,550
Income taxes	-	-
Net income (loss) before minority interest	(7,259)	1,550
Minority interest	(458)	(596)
Net income (loss)	(7,717)	954
Preferred stock dividends	(516)	(693)
Net income (loss) attributable to common shareholders	$(8,233)	$261

Net income (loss) per share, basic	$(0.02)	$0.00
Net (loss) per share, diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic	439,092	368,458
Weighted average shares outstanding - diluted	439,092	436,181

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006

Net income (loss)	$(7,717)	$954

Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on derivative liabilities	(579)	(10,372)
Minority interest in losses and preferred dividends of consolidated subsidiary	458	596
Accretion of discounts on debentures and notes	1,451	1,479
Non-cash interest expense related to financing costs	340	308
Non-cash interest expense related to convertible notes and advances
from related party	288	-
Depreciation and amortization	110	101
Stock for services	409	385
Equity in loss from investment in EnerStruct	40	147
Loss on disposal of equipment	38	-
Assets transferred under Warrant Exercise Agreement	-	803
Changes in current assets, liabilities and other	(798)	685
Net cash used in operating activities	(5,960)	(4,914)

Investing Activities
Capital Expenditure	(42)	(55)
Proceeds from sale of assets	55	-
Financing Activities:
Proceeds from convertible notes and advances from related party, net of costs	928	-
Proceeds from exercise of warrants	5,206	3,560
Repayment of bank installment loan	(7)	(7)
Net cash provided by financing activities	6,127	3,553

Net increase (decrease) in cash and equivalents	180	(1,416)
Cash and cash equivalents - beginning balance	291	2,306
Cash and cash equivalents - ending balance	$471	$890

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Ener1, Inc. ("Ener1" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The audited financial statements at December 31, 2006, which are included in Ener1’s Annual Report on Form 10-KSB for the year ended December 31, 2006, should be read in conjunction with these consolidated financial statements.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

New Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”)  No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective January 1, 2007, Ener1 adopted the provisions of SFAS No. 155 prospectively for all financial instruments acquired or issued on or after January 1, 2007. Ener1 did not acquire or issue any new financial instruments subject to this standard since January 1, 2007. As a result, adoption of this statement did not have any effect on Ener1’s consolidated results of operations, financial position or cash flows.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999. In addition, as of March 31, 2007, the Company has an accumulated deficit of $199,203,000 and working capital deficit of $12,064,000 and is not in compliance with its debt agreements’ requirement to pay registration delay expenses related to its senior secured convertible debentures due 2009. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2007 and 2008, and Ener1 requires additional financing to fund its planned operations through that time. These conditions give rise to substantial doubt about Ener1's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

In 2006 and the first quarter of 2007, the Company has relied on its controlling shareholder, Ener1 Group, Inc. ("Ener1 Group") for adequate funding to sustain operations on a month-to-month basis. There is no assurance that Ener1 Group will continue to provide any funds to Ener1. During the three months ended March 31, 2007, Ener1 Group provided interim operating funding to Ener1 through the cash exercise of certain warrants to purchase Ener1 common stock and loan advances in amounts sufficient to meet Ener1's immediate working capital requirements, but not in amounts sufficient to meet Ener1's working capital deficit or sustain its operations for any significant period of time. The Company requires additional interim working capital financing until it raises permanent capital. The Company intends to raise substantial additional capital during 2007 from government sources including grants or public financing, or from strategic or financial investors. If the Company is unable to raise adequate permanent capital for its current plan of operations, it would have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3. NATURE OF BUSINESS

Ener1 is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Lithium-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials. In January 2002, Ener1 Group acquired a majority interest in the Company and owns approximately 84% of the outstanding common stock of the Company as of March 31, 2007.

Ener1’s operations are conducted by Ener1 and three of its subsidiaries: EnerDel, Inc. (“EnerDel”), EnerFuel, Inc. (“EnerFuel”) and NanoEner, Inc. (“NanoEner”). Certain real estate and equipment assets used by Ener1 are held by Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”). Ener1 owns 100% of EnerFuel, Ener1 Battery and NanoEner and 80.5% of EnerDel. Ener1 owns approximately 42% of EnerStruct, a technology development joint venture with ITOCHU Corporation.

4.     INVESTMENT IN ENERSTRUCT

In 2003, Ener1 invested $2,003,000 in EnerStruct, Inc., a Japanese company, in exchange for an initial 49% equity ownership interest. ITOCHU Corporation invested $1,100,000 plus equipment totaling approximately $500,000 for an initial 51% ownership interest. Through March 31, 2007, the value of Ener1’s investment in EnerStruct was reduced by $2,003,000 which represents Ener1’s share of EnerStruct losses through that date. As a result of subsequent investments in 2006 in EnerStruct by ITOCHU and SBIC, a Japanese investment bank, Ener1’s equity ownership interest in EnerStruct has been reduced to 42%.

At March 31, 2007, the Company’s investment in EnerStruct had a carrying value of $0 as compared to an underlying equity in net assets of $292,000, primarily due to the difference between the equity ownership interests agreed upon between Ener1 and ITOCHU as compared to their relative capital contributions.

The unaudited net loss for EnerStruct for the quarter ending March 31, 2007 was $435,000. Summarized unaudited balance sheet information of EnerStruct as of March 31, 2007 is as follows (in thousands):

Cash	$107
Total assets	$2,380
Total liabilities	$1,684

5. DERIVATIVES

Ener1 evaluated the features of a convertible note and warrants to purchase up to 27,000,000 shares of common stock issued to Ener1 Group on February 13, 2007 (“Group Note V”) as well as the conversion feature of the note issued to Ener1 Group on January 19, 2007 (“Group Note IV”) and determined that the instruments were not derivatives under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” ("EITF 00-19"). The convertible note was deemed to be conventional convertible debt under EITF 00-19 and therefore was accounted for as a convertible instrument under EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).

Ener1 previously evaluated the application of SFAS 133 and EITF 00-19 to the following:

•
the conversion, interest rate adjustment, registration delay expenses, redemption premium, forced conversion default premium and change in control premium features of Ener1's secured convertible debentures due January 20, 2009 (the "2004 Debentures");

•
the 2005 Debentures conversion, interest rate adjustment, registration delay expenses, default premium and change in control premium features of Ener1's secured convertible debentures due March 14, 2009 (the "2005 Debentures"); and

•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants").

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion and other derivatives features of the 2004 Debentures and 2005 Debentures as embedded derivatives. SFAS 155 permits fair value remeasurement of any hybrid financial instrument that contains embedded derivatives that otherwise would require bifurcation. However, Ener1 has decided to continue to bifurcate the embedded derivatives, and separately record the fair value of the conversion features and the warrants and options that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain on derivative liabilities.”

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet and statements of operations as of March 31, 2007 and the impact on the balance sheet as of December 31, 2006 are as follows (in thousands):

	March 31,	December 31,	Gain
	2007	2006	(Loss)
2004 Debentures compound derivative	$3,324	$3,753	$429
2005 Debentures compound derivative	2,192	2,442	$250
2005 Debenture Warrants	1,067	967	$(100)
	$6,583	$7,162	$579

Ener1 has authorized and issued Series B Convertible Preferred Stock ("Series B Preferred Stock"). Because the conversion option for the Series B Preferred Stock is contingent upon Ener1’s sale of common stock under a registration statement of a certain size, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingent event occurs in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

Ener1 uses the Black-Scholes pricing model for determining the fair value of its warrant derivatives. Ener1 uses a lattice valuation model to value the compound embedded derivative features in the 2004 Debentures and 2005 Debentures.

Lattice Valuation Model

Ener1 valued the compound embedded derivative features in the 2004 Debentures and 2005 Debentures using a lattice model with the assistance of a valuation consultant. The lattice model values the compound embedded derivatives based on a probability weighted discounted cash flow model. This model is based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures. Ener1 uses the model to analyze: (a) the underlying economic factors that influence which of these events will occur, (b) when they are likely to occur, and (c) the common stock price and specific terms of the debentures such as interest rate and conversion price that will be in effect when they occur. Based on the analysis of these factors, Ener1 uses the model to develop a set of potential scenarios. Probabilities of each scenario occurring during the remaining term of the debentures are determined based on management’s projections. These probabilities are used to create a cash flow projection over the term of the debentures and determine the probability that the projected cash flow would be achieved. A discounted weighted average cash flow for each scenario is then calculated and compared to the discounted cash flow of the debentures without the compound embedded derivative in order to determine a value for the compound embedded derivative.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of March 31, 2007 and 2006 determined using the lattice valuation model was based on the following management assumptions:

	2004 Debentures
	March 31,	March 31,
Assumptions:	2007	2006
The price of Ener1's common stock would increase at a rate commensurate with
the cost of equity, with a volatility of:	100%	120%
Percent likelihood that Ener1 would not be in default of its obligations under the
registration rights agreement relating to the 2004 Debentures:	100%	95%
Percent likelihood that an event of default or a fundamental change would occur,
increasing over time:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of :	0.896	0.989
Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if
the stock price reached $1.75:	95%	95%
The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004
Debentures, and Ener1's common stock price was:	$3.50	$3.50
Ener1 would redeem the 2004 Debentures following the third anniversary of the
issue date if Ener1's common stock price reached:	$1.50	$1.50
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a
maximum of 25%:	0%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange
increasing 10% quarterly to a maximum of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2004 Debentures as of March 31, 2007 and 2006 was calculated by management to be $3,324,000 and $5,025,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of March 31, 2007 and 2006 determined using the lattice valuation model was based on the following management assumptions:

	2005 Debentures
	March 31,	March 31,
Assumptions:	2007	2006
The price of Ener1's common stock would increase at a rate commensurate with
the cost of equity, with a volatility of:	100%	120%
Percent likelihood that Ener1 would not be in default of its obligations under the
registration rights agreement relating to the 2005 Debentures:	95%	95%
Percent likelihood that an event of default or a fundamental change would occur:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.977	0.973
Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if
the Ener1 common stock price reached $1.50:	95%	95%
The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004
Debentures and Ener1's common stock price reached:	$1.75	$1.75
Ener1 would redeem the 2005 Debentures following the third anniversary of the
issue date if Ener1's common stock price reached:	$1.25	$1.25
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a
maximum likelihood of 25%:	0%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10%
quarterly to a maximum likelihood of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of March 31, 2007 and 2006 was calculated by management to be $2,192,000 and $3,532,000, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Black-Scholes Valuation Model

Ener1 used the Black-Scholes pricing model to determine the fair values of the 2005 Debenture Warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.  Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 134% during the last four years.

The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the 2005 Debenture Warrants at issuance date and at March 31, 2007:

			Risk-Free		Term
			Interest	Market	in
	Issue Date	Volatility	Rate	Price	Years
Valuation inputs at issuance date for:
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5

Valuation inputs at:
March 31, 2007		134%	4.7%	$0.26	3

Based on these Black-Scholes calculations, the fair value of the 2005 Debenture Warrants as of March 31, 2007 and 2006 was calculated by management to be $1,067,000 and $1,465,000, respectively.

6. DEBT

$19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of the 2004 Debentures and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds were $18,527,000. Debentures in the amount of $300,000 have been converted to date.

At the issuance date, the 2004 Debentures were convertible at any time into common shares at a price of $1.25 per share, subject to adjustment for dilutive issuances of common stock by the Company. As of March 31, 2007, the adjusted conversion price was $1.09 per share. The warrants to purchase 16,000,000 shares of common stock had an exercise price of $2.51 per share at the issuance date, subject to adjustment. As of March 31, 2007, the adjusted exercise price was $2.01 per share. The warrants are exercisable at any time through January 20, 2010. In addition, Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 per share to the placement agent for the 2004 Debentures.

Accrued interest expense for the 2004 Debentures was $739,000 and $739,000 for the three months ended March 31, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted. Interest is due quarterly. All interest payments due through March 31, 2007 have been paid except for the $739,000 quarterly interest payments due March 31, 2007, which were paid on April 2, 2007. The initial annual interest rate was 5%, which was increased to 7.5% as of July 19, 2004 and 15% as of January 20, 2005 because Ener1 failed to achieve certain milestone requirements in the debentures. Upon issuance, the 2004 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, exceeded the notional debt amount and resulted in a fully discounted debenture. After giving effect to the discount, the effective rate of interest for the 2004 Debentures was 61.5% as of March 31, 2007.

Ener1 may prepay principal at 103% of unpaid principal from January 20, 2007 to January 20, 2008 and 101% of unpaid principal from January 21, 2008 to January 20, 2009. The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Debentures. In the event of any “Event of Default" or "Fundamental Change” as defined under the 2004 Debentures, the holder may require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest. Ener1’s obligations under the 2004 Debentures are partially secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel. No Fundamental Change has occurred.

Pursuant to the Registration Rights Agreement executed in connection with the issuance of the 2004 Debentures, Ener1 was required for a period of two years to register the resale of the common stock underlying the 2004 Debentures and associated warrants. The 2004 Registration Rights Agreement provided that if the registration statements were not available for use by the holders of the 2004 Debentures during the two year period (subject to minor exceptions), Ener1 would be required to pay to the 2004 Debenture holders an amount equal to 1.5% of the outstanding principal of the 2004 Debentures (or approximately $295,000) for each month (prorated for portions thereof) for all periods during which the registration statements were not available for use (the “registration delay expenses”). The registration statement for the 2004 Debentures became unavailable for use on November 22, 2005, and registration delay expenses of $601,000 were accrued for the period November 22, 2005 through January 20, 2006, when the registration requirement for the 2004 Debentures expired.

Ener1 is accounting for the conversion option in the 2004 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19. The terms of the 2004 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to force conversion of the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15. The warrants issued to the purchasers of the 2004 Debentures were treated as a derivative liability until June 30, 2006, at which time Ener1 determined that it had sufficient available authorized and unissued shares to fulfill its obligations to issue shares if the warrants were exercised in full as a result of the fact that certain other previously issued warrants with uncapped anti-dilution provisions were no longer outstanding.

$14,225,000 CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of senior secured convertible debentures due March 14, 2009 (the “2005 Debentures”) and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000. As a result of Ener1’s failure to meet certain milestone requirements in the 2005 Debentures, the holders of the 2005 Debentures have a security interest all of EnerDel common stock owned by Ener1.

At the issuance date, the 2005 Debentures were convertible at any time into common shares at a price of $1.00 per share subject to adjustment for dilutive issuances of common stock by the Company. As of March 31, 2007, the conversion price was $0.89 per share. The 2004 Debenture Warrants were divided into Series A and Series B. Ener1 issued Series A warrants to purchase 4,267,500 shares of common stock with an exercise price of $1.15 per share at the issuance date, subject to adjustment. As of March 31, 2007, the adjusted exercise price was $1.03 per share. Ener1 issued Series B warrants to purchase 2,845,000 shares of common stock with an exercise price of $1.25 per share at the issuance date, subject to adjustment. As of March 31, 2007, the adjusted exercise price was $1.10 per share. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. In addition, Ener1 issued warrants to purchase up to 426,750 shares of common stock with an initial exercise price of $1.00 per share to the placement agent for the 2005 Debentures.

Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days. At any time on or after March 14, 2008, Ener1 may prepay some or all, of the principal of the 2005 Debentures at 103% of the principal, plus accrued interest. The 2005 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2004 Debentures.

Accrued interest expense for the 2005 Debentures was $533,000 and $320,000 for the years ended March 31, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted. Interest is due quarterly. All interest payments due through March 31, 2007 have been paid, except for the $533,000 quarterly interest payments due March 31, 2007, which were paid on April 2, 2007. The initial annual interest rate was 7.5%, which was increased to 15% as of March 14, 2006 because Ener1 failed to achieve certain milestone requirements of the debentures. Upon issuance, the 2005 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, resulted in a discount to the notional debt amount of the debenture. After giving effect to the discount, the effective rate of interest for the 2005 Debentures was 72.0% as of March 31, 2006.

Pursuant to the terms of the Registration Rights Agreement executed in connection with the issuance of the 2005 Debentures, Ener1 was required to register the resale of the common stock underlying the 2005 Debentures and associated warrants for a period of two years and to maintain the listing or quotation of its common stock on the OTC Bulletin Board or certain other stock exchanges. If the registration statements were not available for use during the two year period from March 2005 to March 2007 or Ener1’s common stock was not listed or quoted on the OTC Bulletin Board, Ener1 would be required to pay registration delay expenses to the holders of the 2005 Debentures at a fixed rate of $213,375 per month (prorated for portions of a month) for all periods during which such requirements are not met. The registration statements became unavailable for use in November 2005, and Ener1’s stock was neither traded or quoted or listed, as applicable, on the OTC Bulletin Board or other required exchange from December 22, 2005 to April 6, 2006. Registration delay expenses of $2,070,000 were accrued through September 8, 2006, at which time Ener1’s registration statement for the 2005 Debentures was again available for use by the 2005 Debenture holders.

In an “Event of Default” as defined under the 2005 Debentures, the holder may require Ener1 to redeem the 2005 Debentures at a price equal to the greater of (1) 105% of the unpaid principal and accrued interest or (2) the value of the shares that the principal and accrued interest could be converted into at the time of default. In the event of any “Fundamental Change,” as defined, including the sale or disposition of substantially all of the assets of the Company or certain transactions which result in the transfer of more than 50% of the Company's voting equity, the holder can redeem the 2005 Debentures at a price equal to 115% of the unpaid principal and accrued interest if the fundamental change occurs between March 14, 2006 and March 14, 2007, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after March 14, 2007. No Fundamental Change has occurred.

Ener1 is accounting for the conversion option in the 2005 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19.  The terms of the 2005 Debentures include several features that Ener1 is required to account for as derivatives, including (1) the conversion feature, (2) the holder's right to force Ener1 to redeem the debentures after an event of default, (3) the holder's right to force Ener1 to redeem the debentures after a change in control, (4) Ener1's right to redeem the debentures after 3 years, (5) the requirement to pay an increased interest rate if Ener1 fails to achieve certain milestones and (6) Ener1's right to force conversion of the debentures into common stock if certain conditions are satisfied. These derivatives must be bundled together as a single, compound embedded derivative instrument that is bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15.

REGISTRATION DELAY EXPENSES

At December 31, 2006, accrued registration delay expenses relating to the 2004 and 2005 Debentures of $2,221,000 were unpaid. During the three months ended March 31, 2007, $1,000,000 of the accrued registration delay expenses was paid to one of the holders of $9.5 million principal amount of the 2004 Debentures and $10.0 million principal amount of the 2005 Debentures in accordance with the terms of several successive Forbearance Agreements under which that holder agreed to forbear from taking any action against Ener1 related to the non-payment of the registration delay expenses if Ener1 complied with the terms of the Forbearance Agreements. On April 4, 2007, the Company paid an additional $150,000 of the registration delay expenses to the holder in exchange for the holder's agreement to extend the latest forbearance period until May 4, 2007. On May 7, 2007, the Company paid the remaining $145,000 in registration delay payments. As of May 7, 2007, the Company does not owe any registration delay payments to this holder.

As of May 15, 2007, the Company has not paid registration delay expenses of $926,000 to the remaining holders of the 2004 and 2005 Debentures. The Company has not entered into a forbearance agreement with, nor received a default notice from, any of the remaining holders with respect to its noncompliance with these payment obligations.

7. REDEEMABLE PREFERRED STOCK

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

The Series A Preferred Stock is classified as temporary equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), as the redemption feature is not solely within the control of Ener1. The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of 8.25%, which is payable in cash annually on December 31. The dividends are cumulative. Payment of dividends is restricted by the terms of the 2004 Debentures and 2005 Debentures, to which to the Series A Preferred Stock is subordinate. As such, no dividends have been paid to date.

If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before October 20, 2008, the holders may require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. Ener1 can extend payment of the redemption price over four quarterly installments.

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

Ener1, Inc. Series B Convertible Preferred Stock

In October 2004, Ener1 sold 150,000 shares of Series B Preferred Stock , plus warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $15,000,000.The proceeds were first allocated to the fair value of the freestanding warrants, and the remaining proceeds were allocated to the Series B Preferred Stock.

Also, in October 2004, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, from time to time, at Ener1's request, up to 30,000 shares of the Series B Preferred Stock (“Series B Preferred Stock Put”) and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the terms of the Series B Preferred Stock Put, if Ener1 required Ener1 Group to purchase any of the Series B Preferred Stock and warrants, Ener1 was required to pay Ener1 Group a fee equal to one-third of the aggregate purchase price for the securities purchased in return for Ener1 Group’s assistance in arranging a prior sale of Series B Preferred Stock. To date, Ener1 has sold 2,500 shares of Series B Preferred Stock, at a purchase price of $100 per share, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000. The Series B Preferred Stock Put was terminated on March 30, 2006, in conjunction with an agreement with Ener1 Group to exercise certain warrants to purchase common stock prior to the expiration date of the warrants. The above Series B Preferred Stock issued by the Company remained outstanding as of March 31, 2007.

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

The Series B Preferred Stock is classified as temporary equity in accordance with EITF Topic D-98 as the redemption features are not solely within the control of Ener1. The holders of the Series B Preferred Stock are entitled to dividends payable semi-annually in arrears at the annual rate of 7%, which is payable in additional shares of Series B Preferred Stock for the first two years after issuance, and thereafter is payable in cash. The dividends are cumulative. Payment of dividends is restricted by the terms of the 2004 Debentures and 2005 Debentures, to which to the Series B Preferred Stock is subordinate. As such, no dividends have been paid to date.

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

The following are the components of redeemable preferred stock as of March 31, 2007 (in thousands):

	EnerDel	Ener1
	Series A	Series B
Face value	$8,000	$15,250
Less initial fair value of warrant derivative	(4,620)	(5,514)
Less initial fair value of conversion option	(1,183)	-
Fair value at date of issue	2,197	9,736
Accumulated accretion of discounts	3,222	3,339
Cumulative dividends	1,615	2,603
Carrying value as of March 31, 2007	$7,034	$15,678

8.     RELATED PARTY TRANSACTIONS

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

In January 2006, Ener1 Group agreed to assume Ener1’s lease on an office in New York City, New York, for which the monthly rent was $35,520. The lease, which was to expire in September 2010, was terminated with the landlord in February 2007 without obligation. The lease payments on the office space were secured by a letter of credit issued on behalf of Ener1 and the letter of credit was secured by a cash collateral account of $224,000. The letter of credit was cancelled in February 2007 and the cash collateral was returned to Ener1 on March 22, 2007.

Ener1 Group Convertible Notes, Warrants and Advances

On January 5, 2007, the Company amended the terms of certain warrants to purchase up to 16,000,000 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $2.00 and $1.50 per share to $0.25 per share, and change the expiration date of the warrants from November 14, 2013 to January 5, 2007. On January 5, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 16,000,000 shares of Ener1 common stock for an aggregate purchase price of $4,000,000. The Company recorded $0 in warrant modification expense because the fair value of the warrants after modification was less than the fair value before modification.

On January 19, 2007, the Company issued a subordinated, convertible note to Ener1 Group in the principal amount of $655,000 (“Group Note IV”). The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009. No warrants were issued in connection with this note. The note is subordinated to the rights of the holders 2004 Debentures and 2005 Debentures. Once all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 1,310,000 shares of the Company’s common stock at the conversion price of $0.50 per share.

On February 13, 2007, the Company issued Group Note V, a $4,500,000 subordinated, convertible note, to Ener1 Group, which represents the Company's obligation to repay advances made by Ener1 Group to the Company from September 20, 2006 through December 31, 2006. The principal amount of the note includes a financing fee of $250,000. The note bears interest at the rate of 10% per annum. Upon issuance, Group Note V included beneficial conversion features which resulted in discount to the notional debt amount of the note. After giving effect to the discount, the effective rate of interest at March 31, 2007 was 79.4%. All interest accrues until the maturity of the note on May 15, 2009, at which time all principal and accrued interest are payable in full, or earlier but not before January 1, 2008, if all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied. The note is subordinated to the rights of the holders 2004 Debentures and 2005 Debentures. Once all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 9,000,000 shares of the Company’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to the Company.  In connection with the note, the Company issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. These warrants have a five-year term. The value of these warrants at the time of the grant of approximately $3,236,000 was recorded in additional paid in capital as debt issuance costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

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

On February 21, 2007, the Company amended the terms of certain warrants to purchase up to 4,823,047 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $1.50 and $0.50 per share to $0.25 per share, and change the expiration date of the warrants from February 14, 2015 and June 29, 2011 to February 21, 2007. On February 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 4,823,047 shares of Ener1 common stock for an aggregate purchase price of $1,205,000. The Company recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

On March 30, 2007, the Company received loan advances of $400,000 from Ener1 Group which were used for working capital.

The components of the notes issued to Ener1 Group and advances at March 31, 2007 are as follows (in thousands):

	Group	Group	Group	Group	Group		Total Group
	Note	Note	Note	Note	Note	Group	Notes and
	I	II	III	IV	V	Advances	Advances
Note proceeds and advances	$3,000	$3,000	$455	$655	$4,250	$452	$11,812
Financing fees	250	100	-	-	250	-	600
Total notes and advances	3,250	3,100	455	655	4,500	452	12,412
Unamortized discount related
to fair value of warrants	(1,508)	(2,021)	-	-	(3,165)	-	(6,694)
Accrued interest payable at maturity	244	194	18	13	183	5	657
Balance at March 31, 2007	$1,986	$1,273	$473	$668	$1,518	$457	$6,375

Purchase Agreement among Ener1, Ener1 Group and Credit Suisse

On January 5, 2007, the Company was party to a Purchase Agreement, a Warrant Agreement and a Registration Rights Agreement among Ener1, Ener1 Group and Credit Suisse related to 1) the sale by Ener1 Group of 20,000,000 shares of Ener1 unregistered common stock owned by Ener1 Group for $5,000,000 and 2) the issuance by Ener1 of warrants to purchase up to 5,000,000 shares of Ener1 common stock for an exercise price of $0.30 per share. In accordance with the Purchase Agreement, Ener1 Group was required to deliver proceeds of $4,000,000 to Ener1. To effect the transaction, Ener1 modified the exercise price for 16,000,000 warrants with exercise prices ranging from $1.50 - $2.00 per share to $0.25 per share. Ener1 Group then exercised 16,000,000 Ener1 warrants for total proceeds of $4,000,000.

Under the terms of the Registration Rights Agreement, Ener1 was required to use its reasonable and best efforts to file a registration statement for the common stock and the common stock underlying the warrants with the Securities and Exchange Commission within 45 days of the closing and have the registration statement declared effective within 120 days of the closing. The registration statement was filed with the SEC on February 14, 2007, within the time prescribed by the Purchase Agreement. On May 7, 2007, the registration statement was withdrawn by agreement of the parties. Ener1 and Credit Suisse have agreed on an amendment whereby the Registration Rights Agreement extends the period for filing a registration statement until July 15, 2008 and requires the registration statement to be declared effective within 45 days of that date or within 75 days of that date if the registration statement is subjected to a full review by the SEC.

Sale of Stock to Vice Chairman

On January 5, 2007, Ener1 Group sold 2,000,000 shares of Ener1 common stock and Ener1 issued warrants to purchase up to 500,000 shares of Ener1 common stock, to the Vice Chairman of Ener1 at an exercise price of $0.30 per share.

The Purchase Agreement and the sale of stock to the Vice Chairman of Ener1 was treated as a unit offering for the issuance of 16,000,000 shares and 5,500,000 warrants. The fair value of these warrants on the date of issue using the Black-Scholes option pricing model was computed as $1,485,000 and was recorded in additional paid in capital. The warrant modification was evaluated in accordance with SFAS 123(R) and Ener1 recorded $0 in warrant modification expense because the fair value of the warrants after modification was less than the fair value before modification.

9.     STOCK ISSUANCES DURING QUARTER ENDED MARCH 31, 2007

During the three months ended March 31, 2007, Ener1 issued 194,223 shares of its unregistered common stock to a firm as compensation for public relations services provided in 2007 and 2006 and, in accordance with SFAS 123R, recorded the value of the equity issued as general and administrative expense of $24,000 for current services and $40,000 in payment of accounts payable.

In January 2007, Ener1 issued 175,000 shares of its unregistered common stock to two individuals as compensation for investor relations services and, in accordance with SFAS 123R, recorded the value of the equity issued as general and administrative expense of $59,500

In January 2007, Ener1 issued 300,000 shares valued at $72,000 of its unregistered common stock to an employee in payment of a bonus earned and recorded in 2006.

In February 2007, Ener1 issued 150,000 shares valued at $51,000 of its unregistered common stock to an investment banking firm as compensation for capital raising services and, in accordance with SFAS 123R, recorded general and administrative expense.

10.     STOCK-BASED COMPENSATION

At March 31, 2007, Ener1 had eight stock-based employee, executive, director, advisory board and consultant compensation plans: the Ener1, Inc. 2007 Stock Incentive Plan (the “2007 Plan”); the 2002 Ener1, Inc. 2002 Stock Participation Plan (the “2002 Plan”); the 2002 Non-Employee Director Stock Participation Plan (the “Director Stock Plan”); the CEO Option Plan (which consists of options issued to Ener1's former chief executive officer during his employment); the EnerDel Officer Plan; the Advisory Committee Plan; the 2004 Advisory Committee Plan; and the EnerStruct Employee Plan.

Valuation and Expense Information under SFAS 123R

Ener1 recorded share-based compensation costs of $275,000 and $385,000 for the three months ended March 31, 2007 and 2006, respectively.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through March 31, 2007 and are adjusted annually to reflect actual forfeiture experience as needed.

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

Risk-Free Interest Rate: Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through March 31, 2007 was 4.0%.

Expected Volatility: Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The weighted-average expected volatility used during the period options were granted was 110%.

Expected Dividend Yield: Ener1 does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

Stock Options

A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of March 31, 2007 is as follows:

			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term in	Intrinsic
Options	Options	Price	Years	Value
Outstanding at December 31, 2006	29,275,205	$0.36
Granted	-	$-
Exercised	(100,000)	$-
Forfeited or expired	(300,000)	$0.23
Outstanding at March 31, 2007	28,875,205	$0.37	8.4	$418,000
Exercisable at March 31, 2007	13,311,155	$0.47	7.1	$136,000

No options were granted during the three months ended March 31, 2007. One employee exercised options to purchase a total of 100,000 shares during the three months ended March 31, 2007 at an exercise price of $0.00. The total intrinsic value of these shares on the date of exercise was $26,000. As of March 31, 2007, there was $2,070,000 of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

11. WARRANTS

At March 31, 2007 and December 31, 2006, the Company had the following warrants outstanding:

		Number of Shares
	Grant	March 31,	December 31,	Exercise	Expiration
Warrant Holder	Date	2007	2006	Price	Date
Debt Exchange Warrants - Ener1 Group	11/14/03	-	8,806,147	$2.00	11/14/13
Debt Exchange Warrants - Ener1 Group	11/14/03	-	8,806,146	$1.50	11/14/13
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	976,688	$1.50	11/14/13
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	976,688	$2.00	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	217,165	$1.50	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	217,165	$2.00	11/14/13
2004 Debenture Holders	01/21/04	16,000,000	16,000,000	$2.48	01/21/14
2004 Debenture Placement Agent	01/21/04	1,920,000	1,920,000	$2.51	01/21/14
Delphi Automotive Systems, LLC	10/20/04	1,750,000	1,750,000	$0.70	10/20/11
Delphi Automotive Systems, LLC	10/20/04	5,250,000	5,250,000	$1.00	10/20/11
Series B Preferred - Cofis	10/15/04	4,166,666	4,166,666	$1.25	10/15/14
Series B Preferred - Cofis	10/15/04	4,166,666	4,166,666	$1.50	10/15/14
Series B Preferred - Ener1 Group	02/11/05	-	69,445	$1.25	02/14/15
Series B Preferred - Ener1 Group	02/11/05	-	69,445	$1.50	02/14/15
2005 Debenture Holders	03/11/05	4,267,500	4,267,500	$1.15	03/11/10
2005 Debenture Holders	03/11/05	2,845,000	2,845,000	$1.25	03/11/10
2005 Debenture Placement Agent	03/11/05	426,750	426,750	$0.75	05/17/10
Early Exercise Warrants -Ener1 Group	06/30/06	16,928,136	20,000,000	$0.50	06/30/16
2006 Group Note I - Ener1 Group	08/11/06	9,000,000	9,000,000	$0.50	08/11/11
2006 Group Note II - Ener1 Group	09/30/06	9,000,000	9,000,000	$0.40	09/30/11
2006 Group Note II - Ener1 Group	09/30/06	9,000,000	9,000,000	$0.60	09/30/11
2007 Warrants - Credit Suisse	01/05/07	5,000,000	-	$0.30	01/05/12
2007 Warrants - Charles Gassenheimer	01/05/07	500,000	-	$0.30	01/05/12
2007 Group Note V - Ener1 Group	02/13/07	9,000,000	-	$0.50	02/13/12
2007 Group Note V - Ener1 Group	02/13/07	18,000,000	-	$0.60	02/13/12
Total Warrants Outstanding		119,608,424	107,931,471

On January 5, 2007, in conjunction with a Purchase Agreement among Ener1 Group, Ener1 and Credit Suisse, Ener1 amended the terms of the Debt Exchange Warrants to purchase up to 16,000,000 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $2.00 and $1.50 per share to $0.25 per share, and change the expiration date of the warrants from November 14, 2013 to January 5, 2007. On January 5, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 16,000,000 shares of Ener1 common stock for an aggregate purchase price of $4,000,000. The Company recorded $0 in warrant modification expense because the fair value of the warrants after modification was less than the fair value before modification.

On February 21, 2007, the Company amended the terms of the remaining 1,612,293 Debt Exchange Warrants and 3,210,754 Early Exercise Warrants and Series B Preferred Warrants to purchase up to 4,823,047 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $1.50, $1.25 and $0.50 per share to $0.25 per share, and change the expiration date of the warrants from February 14, 2015 and June 29, 2011 to February 21, 2007. On February 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 4,823,047 shares of Ener1 common stock for an aggregate purchase price of $1,205,000. The Company recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

12. EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and upon the conversion of the Company’s convertible debentures. In calculating diluted net income (loss) per share, the numerator is also adjusted to: (1) add back interest expense in the convertible debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive. Weighted-average common shares do not include the common stock equivalents resulting from common stock options because their inclusion would be anti-dilutive. The Company’s Series B Preferred Stock was not convertible at March 31, 2007 and these common stock equivalents were excluded from the earnings per share calculations. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been included in the computation of diluted net loss per share for the periods presented:

	March 31,	March 31,
	2007	2006
Weighted Average Shares Outstanding - Basic	421,798,000	368,458,000
Plus net shares from assumed conversion of warrants
under treasury stock method	-	37,482,000
Plus shares from assumed conversion of convertible instruments:
2004 Debentures	-	16,016,000
2005 Debentures	-	14,225,000
Weighted Average Shares Outstanding - Diluted	421,798,000	436,181,000

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the securities were not in the money (the exercise price was above the average stock price for the period) or the effect of including would have been antidilutive:

	March 31,	March 31,
	2007	2006
Stock options excluded	28,875,000	22,087,450
Warrants that were not in the money	119,608,000	61,131,471
Plus shares from assumed conversion of convertible instruments:
2004 Debentures	17,434,000	16,016,260
2005 Debentures	15,296,000	14,225,000
Group Convertible Notes	23,920,000	-
Total options, warrants and convertible
securities excluded from weighted average shares	205,133,000	113,460,181

The following is a reconciliation of net income (loss) as reported and net income (loss) used in the numerator for the calculation of diluted earnings per share (in thousands):

	March 31,	March 31,
	2007	2006
Net income (loss) as reported	$(7,717)	$954
Less preferred stock dividends and accretion	(516)	(693)
Add interest expense and accretion of discount on
convertible debentures	-	2,843
Less derivative gain on convertible debentures	-	(1,977)
Less derivative gain on warrants	-	(3,413)
Net loss computed for diluted earnings per share	$(8,233)	$(2,286)

13. SEGMENT REPORTING

As of March 31, 2007, the Company is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

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

The table below provides segment financial information (in thousands):

	Three Months Ended
	March 31,
Net sales:	2007	2006
Battery	$-	$-
Fuel Cell	74	18
Total net sales	$74	$18

Net income (loss):
Corporate	(5,051)	3,709
Battery	(1,917)	(1,926)
Fuel Cell	(514)	(608)
Nanotechnology	(235)	(221)
Net income (loss)	$(7,717)	$954

	March 31,	December 31,
	2007	2006
Assets:
Corporate	3,311	3,487
Battery	3,565	3,510
Fuel Cell	183	104
Nanotechnology	77	67
Total assets	$7,136	$7,168

The Company reports proceeds from grants as a reduction of research and development expense. Proceeds from grants was $50,000 and $0 in the three months ended March 31, 2007 and 2006, respectively.

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

On April 4, 2007, EnerDel filed its answer and counterclaims in Superior Court, Marion County, Indiana, against UTE alleging, among other things, that UTE breached its obligations to provide a reasonable replacement lease and negotiate the terms of such lease in good faith; and that UTE is abusing the process of law in an attempt to force EnerDel to accept an unreasonably one-sided lease. EnerDel filed a motion indicating its intent to vacate the property and relocate its operations, and requesting unspecified damages.

On April 27, 2007, UTE and EnerDel mutually agreed to terms of a five year lease agreement for its Indianapolis, Indiana production facility. Since the UTE Estate is under the supervision of the probate court, the lease agreement is subject to approval by Indiana’s Marion County Probate Court, which is expected to grant the approval. If and when the lease agreement is approved, the Company expects the respective lawsuits of both parties will be withdrawn.

15.     SUBSEQUENT EVENTS

Forbearance Agreement

Effective April 4, 2007, Ener1 entered into a Forbearance Agreement with one of the holders of $9.5 million principal amount of the 2004 Debentures and $10.0 million principal amount of the 2005 Debentures. Ener1 agreed to pay an additional $150,000 of registration delay expenses due to the holder and the holder agreed to continue to forbear from taking any action against Ener1until May 4, 2007 with respect to the remaining $145,000 of registration delay expenses owed to this holder if Ener1 remained in compliance with the Forbearance Agreement during this time. On May 7, 2007, the Company paid the remaining $145,000 to this debenture holder. As of May 7, 2007, the Company does not owe any registration delay payments to this holder.

Loans and Advances from Ener1 Group

Since April 1, 2007, the Company received loan advances of $4,216,000 from Ener1 Group and used $1,272,000 of the funds for interest payments due on April 2, 2007 to the holders of the 2004 Debentures and 2005 Debentures. The balance was used for various operating expenses. Following this advance, the Company owed Ener1 Group $4,667,000 for advances, the repayment terms for which have not yet been established.

Appointment of President

On April 13, 2007, the Company entered into an employment agreement with Mr. Subhash Dhar, under which Mr. Dhar will serve as President of Ener1. Mr. Dhar’s salary under the agreement is initially $360,000 per year with the potential to increase to $410,000 per year within six months if Mr. Dhar achieves certain milestones related to Ener1’s strategic plan. The employment agreement has an initial term of one year and automatically renews for subsequent one year periods, unless terminated by either party with a written notice of 45 days. Either party may terminate the agreement with or without cause (as defined in the agreement) with 60 days notice. In the event of a termination without cause, the agreement calls for the Company to pay Mr. Dhar severance in the form of his base salary for a period of 120 days, if termination of his employment occurs within the first year and for a period of 180 days if termination of his employment occurs after the first year. In connection with the agreement, Ener1 is required to issue to Mr. Dhar 2,000,000 shares of restricted stock upon the commencement of his employment. These shares of restricted stock will vest upon the achievement of certain milestones relating to the performance of Ener1. The agreement also requires Ener1 to issue to Mr. Dhar options to purchase 3,000,000 shares of common stock with one half at an exercise price of $0.28 per share and the other half at an exercise price of $0.35 per share, which would not vest until the price of the common stock of the Company has reached $1.00 per share. The fair value of these options on the date of grant using Black-Scholes was computed as $780,000 which will be expensed as stock based compensation once the price of the common stock reaches $1.00.

10% Convertible Debentures - Ener1 Group

On May 10, 2007, Ener1, Ener1 Group and a third party entered into a Securities Purchase Agreement and a Registration Rights Agreement related to 1) the sale by Ener1 Group of $2.0 million principal amount of debentures exchangeable, at the election of the investor, into 8.0 million shares of common stock of Ener1 owned by Ener1 Group and 2) the issuance by Ener1 Group of warrants to purchase up to 4.8 million shares of Ener1 common stock owned by Ener1 Group. The warrants have an exercise price of $0.30 per share and a term of five years. Ener1 Group is required to invest $1.6 million of the proceeds in Ener1 within 30 days of the closing. Ener1 Group's obligations under the debentures are secured by a pledge of 10.0 million shares of Ener1 common stock owned by Ener1 Group.

Under the terms of the Registration Rights Agreement, Ener1 is required to file a registration statement for the common stock underlying the debentures and the warrants with the Securities and Exchange Commission within 30 days of the closing and have the registration statement declared effective within 90 days of the closing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to our expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: our ability to raise capital; general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; development of our sales force; employee retention; managerial execution; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

Currently, we generate minimal revenue from sales of Ener1’s products and product samples. Substantially all of our planned products are still under development. We will require significant capital investment to continue our product development activities to commercialize our technology.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $199,203,000 and a working capital deficit of $12,064,000 as of March 31, 2007. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2007 and additional financing will be required to fund Ener1’s planned operations and meet its current obligations through those periods. Such conditions raise substantial doubt about Ener1’s ability to continue as a going concern.

Results of Operations

 Net income (loss). We reported a net loss of $7,717,000 for the three months ended March 31, 2007, an increase of $8,671,000 when compared to net income of $954,000 for the three months ended March 31, 2006.

Our net loss for the three months ended March 31, 2007 includes a gain on derivative liabilities of $579,000 and our net income for the three months ended March 31, 2006 includes a gain on derivative liabilities of $10,372,000. The decrease in gain on derivative liabilities of $9,793,000 accounts for substantially all of the year-over-year decrease in net income. The primary cause for the decrease in gain on derivative liabilities was the termination, exercise or change in status of various instruments that caused them to no longer be treated as derivative liabilities. The decrease in gain associated with these instruments was $7,655,000 or 78% of the decrease in gain on derivative liabilities. The remaining decrease in gain on derivative liabilities is attributable to non-cash changes in the accounting value of freestanding and embedded derivative liabilities, primarily due to changes in the market price of our common stock.

Losses from operations. We reported losses from operations of $4,411,000 for the three months ended March 31, 2007, a decrease of $560,000 when compared to losses from operations of $4,971,000 for the three months ended March 31, 2006. The decrease in operating losses was attributable to a $1,158,000 decrease in general and administrative expenses, $927,000 reduction in warrant modification expenses partially offset by a $1,572,000 increase in research and development expenses.

General and administrative (“G&A”) expenses. G&A decreased $1,158,000, or 38%, to $1,884,000 for the three months ended March 31, 2007, compared to $3,042,000 for the three months ended March 31, 2006. This decrease was mainly due to a decrease of $501,000 in salaries, stock based compensation, bonuses and related benefits. Due to cost containment efforts, we also decreased expenses for legal and professional fees by $329,000 and insurance expenses by $139,000.

Research and development (“R&D”) expenses. Our R&D expenses were $2,491,000 and $919,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $1,572,000 or 171% The increase is primarily attributable to increased R&D activity associated with our battery business. During the three months ended March 31, 2006, our battery business consolidated its operations, equipment and personnel into the Indiana manufacturing and R&D facility, and began accelerating its Li-ion battery development activities. R&D expenses were lower during this transition period. During the three months ended March 31, 2007, we increased R&D expenditures substantially in the battery business to accelerate development activities as reflected in the increased expenses for the three months ended March 31, 2007.

R&D expenses for the three months ended March 31, 2007 included $1,691,000 of expenses incurred in connection with our battery business, $572,000 of expenses incurred in connection with our fuel cell business, and $228,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for the three months ended March 31, 2006 included $429,000 of expenses incurred in connection with our battery business, $389,000 of expenses incurred in connection with our fuel cell business, and $101,000 of expenses incurred in connection with our nanotechnology business.

Warrant modification expense. Warrant modification expense of $927,000 for the three months ended March 31, 2006 resulted from modification of the terms of certain warrants to purchase our common stock under an agreement (the “Warrant Exercise Agreement”) with Ener1 Group entered into on March 30, 2006. There was no warrant modification expense in first quarter 2007.

Interest expense. Interest expense was $3,352,000 and $2,843,000 for the three months ended March 31, 2007 and 2006, respectively, an increase of $509,000 or 18%. Interest on the 2004 and 2005 Debentures increased to $1,272,000 from $1,059,000 for the three months ended March 31, 2007 and 2006, respectively, due to an increase in the interest rate of the 2005 Debentures. Non-cash interest expense related to the amortization of financing costs and bond discounts was $1,552,000 and $1,784,000 for the three months ended March 31, 2007 and 2006, respectively. Interest expense for convertible notes and advances due to Ener1 Group related to accrued interest and amortization of discount and deferred financing costs was $527,000 and $0 for the three months ended March 31, 2007and 2006, respectively. There were no outstanding convertible notes due to Ener1 Group in the first quarter 2006.

Registration delay expenses. Registration delay expenses decreased $871,000 to $0 for the three months ended March 31, 2007 compared to $871,000 for the three months ended March 31, 2006 because we ceased incurring registration delay expenses relating to the 2004 Debentures when our obligation to register the resale of the common stock underlying the 2004 Debentures expired on January 20, 2006 and we ceased incurring registration delay expenses relating to the 2005 Debentures when the registration statement for the common stock underlying the 2005 Debentures was declared effective on September 8, 2006.

Liquidity and Capital Resources

At March 31, 2007, we had a working capital deficit of $12,064,000, ($5,481,000 excluding derivative liabilities). Our available cash at March 31, 2007 was $471,000. We used $5,960,000 of cash for operating activities in the three months ended March 31, 2007, which was funded through financing activities of $6,127,000. These financing activities consisted of interim funding from Ener1 Group, our controlling shareholder, through its exercise of warrants to purchase Ener1 common stock, which generated proceeds of $5,206,000, the issuance of a $655,000 convertible note to Ener1 Group and net advances from Ener1 Group of $273,000.

In consideration for the exercise by Ener1 Group of the warrants, we lowered the exercise prices of these warrants prior to their expiration. The proceeds of our financing activities during the quarter were used for working capital purposes, including interest payments of $1,300,000 made on January 5, 2007 to the holders of the 2004 Debentures and 2005 Debentures and payments of $1,000,000 of registration delay expenses to a holder of our debentures. This holder has entered into a Forbearance Agreement under which the holder has agreed to forbear until April 2, 2007 from taking any action related to the non-payment of registration delay expenses owed to this holder. In addition to $295,000 in registration delay expenses owed to this debenture holder at March 31, 2007, we owed $926,000 of registration delay expenses to the other holders of the 2004 Debentures and 2005 Debentures.

Since April 1, 2007, we received advances of $4,216,000 from Ener1 Group which we used for the interest payments under the 2004 Debentures and 2005 Debentures of $1,272,000 on April 2, 2007 and certain operating expenses. We also paid $295,000 for registration delay expenses to one of the holders of our debentures.

As of May 11, 2007, we had $1,054,000 cash available and a working capital deficit of approximately $12,000,000 ($5,000,000 excluding derivative liabilities). In addition to cash requirements arising from our working capital deficit, we incur monthly cash operating expenses, primarily for salaries, insurance, employee benefits and rent, typically ranging from $1,200,000 and $1,600,000. In addition, interest payments averaging $1,300,000 related to our 2004 Debentures and 2005 Debentures are due at the end of each quarter. We will require additional funding in the next several weeks to meet our past due and on-going operating expenses. We do not have any commitments from Ener1 Group or other sources to provide additional funding.

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

Recently Issued Accounting Pronouncements and Interpretations

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - An Amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies the accounting for certain hybrid financial instruments, eliminates the interim FASB guidance which provides that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and eliminates the restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective January 1, 2007, Ener1 adopted the provisions of SFAS No. 155 prospectively for all financial instruments acquired or issued on or after January 1, 2007. Ener1 did not issue or acquire any new financial instruments subject to this standard since January 1, 2007. As a result, adoption of this statement did not have any effect on Ener1’s consolidated results of operations, financial position or cash flows.

SFAS 155 permits fair value remeasurement for any hybrid financial instrument that contains embedded derivatives that otherwise would require bifurcation. However, Ener1 has decided to continue to record the fair value of the conversion features and the warrants and options that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain on derivative liabilities.”

Off-Balance Sheet Arrangements

At March 31, 2007, we did not have any off-balance sheet arrangements, as defined in item 303(c) (2) of Regulation S-B.

Item 3: Controls and Procedures

As of March 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007 such disclosure controls and procedures need improvement and may be considered “not effective.” The determination that such controls may be considered not effective is due primarily to our independent auditors identifying adjustments related to non-routine accounting transactions related to equity and debt transactions that were not properly recorded and disclosed.

We have recently implemented additional processes and procedures, including during the three months ended March 31, 2007, designed to increase the adequacy and effectiveness of our controls and procedures. Specifically, we have adopted a policy requiring periodic reviews of the accounting treatment of all existing debt and equity instruments and their associated calculations. We have established a policy that requires our Chief Financial Officer to approve any new financial instruments, including leases, debt and equity instruments. Our Corporate Controller will be responsible for valuing these financial instruments with assistance from an approved external advisor. In addition, a new Corporate Controller was hired in January 2007 and a new Division Controller was hired for EnerDel in March 2007 to improve our financial reporting and disclosure capabilities.

We will continue our efforts to improve supervision and training of our accounting staff and to improve and strengthen our control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors and other outside advisors to improve the adequacy and effectiveness of our disclosure controls and procedures.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

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

On April 4, 2007, EnerDel filed its answer and counterclaims in Superior Court, Marion County, Indiana, against UTE alleging, among other things, that UTE breached its obligations to provide a reasonable replacement lease and negotiate the terms of such lease in good faith; and that UTE is abusing the process of law in an attempt to force EnerDel to accept an unreasonably one-sided lease. EnerDel filed a motion indicating its intent to vacate the property and relocate its operations, and requesting unspecified damages.

On April 27, 2007, UTE and EnerDel mutually agreed to terms of a five year lease agreement for EnerDel's Indianapolis, Indiana production facility. Since the UTE Estate is under the supervision of the probate court, the lease agreement is subject to approval by Indiana’s Marion County Probate Court, which is expected to grant the approval. If and when the lease agreement is approved, we expect the respective lawsuits of both parties will be withdrawn.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

On February 13, 2007, we issued to Ener1 Group a convertible note in the principal amount of $4,500,000, a warrant to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.50 per share and a warrant to purchase up to 18,000,000 shares of our common stock at an exercise price of $0.60 per share. All interest accrues under the convertible note until the maturity of the note on May 15, 2009, at which time all principal and accrued interest are payable in full. The note may mature earlier than May 15, 2009, if all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, but not before January 1, 2008. Once all of our obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 9,000,000 shares of our common stock at the conversion price of $0.50 per share. The note is subordinated to the rights of the holders 2004 Debentures and 2005 Debentures.

During the three months ended March 31, 2007, we issued 194,223 shares of our common stock to Marston Webb International as compensation for public relations services provided in 2007 and 2006.

In January 2007, we issued 175,000 shares of common stock to two individuals Paul Cohen & Pavel Kouznetsov as compensation for investor relations services.

In January 2007, we issued 300,000 shares of common stock to an employee Gerald Herlihy in payment of a bonus earned in 2006.

In February 2007, we issued 150,000 shares of common stock to an investment banking firm GDR International as compensation for capital raising services.

All of the issuances of securities described above were exempt from registration under Section 4(2) of the Securities Act as issuances not involving a public offering.

Item 6: Exhibits

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

4.17	Form of Warrant to Purchase Common Stock of Ener1, Inc. issued to Ener1 Group on August 29, 2006, incorporated by reference to Exhibit 4.17 of Registrant's Form SB-2/A filed September 3, 2006.

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

4.29	$455,000 Convertible Promissory Notes issued to Ener1 group, Inc. dated November 9, 2006 *

4.30	$655,000 Convertible Promissory Note issued to Ener1 Group, Inc. dated January 19, 2006. *

10.1
Purchase Agreement, dated January 5, 2007, by and between Ener1 Group, Inc., Ener1, Inc and Credit Suisse Securities (USA), LLC, incorporated by reference to Exhibit 10.01 to the Registrant’s Current Report on Form 8-K dated January 8, 2007.

10.2
Registration Rights Agreement, dated January 5, 2007, by and between Ener1 Group, Inc., Ener1, Inc and Credit Suisse Securities (USA), LLC, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K dated January 8, 2007.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: May 15, 2007	By:	/s/ Dr. Peter Novak
Dr. Peter Novak
Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ Ajit Habbu
Ajit Habbu
Chief Financial Officer
(Principal Financial and Accounting Officer)