Form 10QSB
period 2007-06-30
ENER1 INC
filed 2007-08-14
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number 0-21138

ENER1, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-2479377
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

500 West Cypress Creek Road, Suite 100
Ft. Lauderdale, Florida 33309
(Address of principal executive offices)

(954) 556-4020
(Issuer’s telephone number, including area code)

(Former name, former address, and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of August 13, 2007
Common Stock, par value $.01 per share	481,808,735

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended June 30, 2007

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents, including restricted cash of $0 and $224, respectively	$2,018	$291
Accounts receivable	92	152
Prepaid expenses and other current assets	623	248
Due from related parties	126	-
Total current assets	2,859	691

Property and equipment, net	3,849	3,554
Investment in EnerStruct, Inc.	-	40
Deferred debenture and note costs, net of amortization of $4,072 and $3,369, respectively	2,359	2,812
Other	179	71
Total assets	$9,246	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	26	27
Notes payable - short-term	476	-
Accounts payable and accrued expenses	4,167	5,937
Interest payable	1,286	1,300
Derivative liabilities	5,659	7,162
Total current liabilities	11,614	14,426

Long-term portion of installment loan	26	39
Convertible notes, advances and accrued interest due to related party, net of discounts of $6,289 and $3,663, respectively	6,641	7,939
$19,700 convertible debentures, net of discount of $10,082 and $11,780, respectively	9,618	7,920
$14,225 convertible debentures, net of discount of $7,850 and $8,856, respectively	6,375	5,369
Total liabilities	34,274	35,693
Redeemable convertible preferred stock
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized, 8,000 shares issued and outstanding; liquidation preference $8,000	7,519	6,576
Series B Preferred, $.01 par value, 180,000 shares authorized, 152,500 shares issued and outstanding; liquidation preference $15,250	16,206	15,162

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized, 475,808,735 and 417,349,560 issued and outstanding, respectively	4,758	4,174
Paid in capital	153,693	137,507
Accumulated deficit	(207,204)	(191,944)
Total stockholders' deficit	(48,753)	(50,263)
Total liabilities and stockholders' deficit	$9,246	$7,168

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$111	$9	$185	$27
Cost of sales	-	-	-	-
Gross profit	111	9	185	27

Operating expenses
General and administrative	2,260	4,237	4,144	7,269
Research and development	2,263	1,186	4,754	2,105
Warrant modification expense	583	8,273	583	9,200
Depreciation and amortization	121	98	231	199
Total operating expenses	5,227	13,794	9,712	18,773
Loss from operations	(5,116)	(13,785)	(9,527)	(18,746)

Other income (expense):
Interest expense	(3,809)	(3,162)	(7,161)	(6,005)
Registration delay expenses	-	(647)	-	(1,518)
Equity in loss of EnerStruct, Inc.	-	(182)	(40)	(329)
Other	-	-	(35)	-
Gain (loss) on derivative liabilities	924	(14,120)	1,503	(3,748)
Total other expense	(2,885)	(18,111)	(5,733)	(11,600)

Loss before income taxes	(8,001)	(31,896)	(15,260)	(30,346)
Income taxes	-	-	-	-
Net loss before minority interest	(8,001)	(31,896)	(15,260)	(30,346)
Minority interest	(485)	(596)	(943)	(1,192)
Net loss	(8,486)	(32,492)	(16,203)	(31,538)
Preferred stock dividends	(528)	(679)	(1,044)	(1,372)
Net loss attributable to common shareholders	$(9,014)	$(33,171)	$(17,247)	$(32,910)

Net loss per share:
basic and diluted	$(0.02)	$(0.08)	$(0.04)	$(0.09)

Weighted average shares outstanding:
basic and diluted	450,423	402,907	442,948	385,778

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands except share data)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2006	417,349,560	$4,174	$137,507	$(191,944)	$(50,263)

Employee stock options exercised	100,000	1	(1)	-	-
Shares issued in payment of services	3,982,795	39	601		640
Stock-based compensation expense	-	-	512	-	512
Accretion of discount on preferred stock	-	-	(510)	-	(510)
Accrued dividends on preferred stock	-	-	(534)	-	(534)
Warrants exercised by Ener1 Group	41,503,047	415	9,491	-	9,906
Shares purchased by Ener1 Group	12,873,333	129	3,733	-	3,862
Warrant modification expense	-	-	583	-	583
Warrants issued to UTE	-	-	18	-	18
Warrants issued to related party in connection with debt placement services	-	-	3,236	-	3,236
Net loss (including preferred dividends payable to minority interest owner charged to paid in capital)	-	-	(943)	(15,260)	(16,203)
Balance June 30, 2007	475,808,735	$4,758	$153,693	$(207,204)	$(48,753)

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006

Net loss	$(16,203)	$(31,538)

Adjustments to reconcile net income (loss) to cash used in operating activities:
Gain on derivative liabilities	(1,503)	3,748
Minority interest in losses and preferred dividends of consolidated subsidiary	943	1,192
Accretion of discounts on debentures and notes	3,315	3,032
Non-cash interest expense related to financing costs	703	615
Non-cash interest expense related to convertible notes and advances from related party	582	-
Non-cash warrant modification expense	583	9,200
Depreciation	231	199
Stock for services	910	774
Equity in loss from investment in EnerStruct	40	329
Loss on disposal of equipment	38	-
Assets transferred under Warrant Exercise Agreement	-	803
Changes in current assets, liabilities and other	(1,934)	2,939
Net cash used in operating activities	(12,295)	(8,707)

Investing Activities:
Capital expenditures	(92)	(863)
Proceeds from sale of assets	55	-
Net cash used in investing activities	(37)	(863)

Financing Activities:
Proceeds from convertible notes and advances from related party, net of costs	5,195	2,629
Proceeds from exercise of warrants	5,206	5,520
Proceeds from sale of stock	3,862	-
Repayment of notes payable	(190)	-
Repayment of bank installment loan	(14)	(12)
Net cash provided by financing activities	14,059	8,137

Net increase (decrease) in cash and equivalents	1,727	(1,433)
Cash and cash equivalents - beginning balance	291	2,306
Cash and cash equivalents - ending balance	$2,018	$873

Supplemental Disclosure of Cash Flow Information

Cash paid during the six months for:
Interest	$2,576	$2,362
Income taxes	-	-

Non-cash investing and financing activities:
Reduction of advances for exercise of warrants	$4,700	$-
Reduction of accounts payable for stock and notes payable	399	-
Warrants issued in connection with the issuance of debt	3,236	1,797
Accrued dividends on preferred stock	534	538
Accretion of discounts on preferred stock	510	843
Cashless exercise of options and warrants	1	1
Adjustment for elimination of derivatives as fair value - warrants	-	22,096
Adjustment for conversion of derivatives as fair value - warrants	-	26,449

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Ener1, Inc. ("Ener1" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The audited financial statements at December 31, 2006, which are included in Ener1’s Annual Report on Form 10-KSB for the year ended December 31, 2006, should be read in conjunction with these consolidated financial statements.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

2.	GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999. In addition, as of June 30, 2007, Ener1 had an accumulated deficit of $207,204,000 and a working capital deficit of $8,755,000 and is not in compliance with its debt agreements’ requirement to pay registration delay expenses related to its senior secured convertible debentures due 2009. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2007 and 2008, and Ener1 requires additional financing to fund its planned operations through that time. These conditions give rise to substantial doubt about Ener1's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

In 2007, Ener1 relied on its controlling shareholder, Ener1 Group, Inc. ("Ener1 Group") for its capital raising efforts and funding to sustain operations on a month-to-month basis. During the first five months of 2007, Ener1 Group, on behalf and for the benefit of Ener1, Inc., raised $6,800,000 in a series of transactions with third parties which was funded to Ener1, Inc. through the exercise of warrants held by Ener1 Group. In June 2007, Ener1 Group agreed to invest up to $15,000,000 in Ener1, which amount will fund up to 95% of Ener1's planned operations through December 31, 2007. This funding is subject to Ener1’s achieving certain operational and financial milestones including monthly limitations on available amounts based on budgeted expenditures. The maximum amount Ener1 will have available through December 31, 2007, assuming these milestones are met, is $11,700,000.

Ener1 intends to continue efforts to raise substantial additional capital during 2007 and 2008 from strategic and financial investors. In addition, Ener1 has received and expects to receive additional financial grants from government and industry sources. If Ener1 is unable to raise adequate permanent capital for its current plan of operations, achieve the required funding milestones or receive additional financial grants from government and industry sources, it will have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3.	NATURE OF BUSINESS

Ener1 is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Lithium-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials. In January 2002, Ener1 Group acquired a majority interest in the Company and owns approximately 84% of the outstanding common stock of the Company as of June 30, 2007.

Ener1’s operations are conducted by Ener1 and three of its subsidiaries: EnerDel, Inc. (“EnerDel”), EnerFuel, Inc. (“EnerFuel”) and NanoEner, Inc. (“NanoEner”). Certain real estate and equipment assets used by Ener1 are held by Ener1 Battery Company (“Ener1 Battery” or the “Battery Company”). Ener1 owns 100% of the outstanding capital stock of EnerFuel, Ener1 Battery and NanoEner and 80.5% of EnerDel. Ener1 owns approximately 42% of EnerStruct, Inc. ("EnerStruct") a technology development joint venture with ITOCHU Corporation.

4.	INVESTMENT IN ENERSTRUCT

In 2003, Ener1 invested $2,003,000 in EnerStruct, a Japanese company, in exchange for an initial 49% equity ownership interest. ITOCHU Corporation invested $1,100,000 plus equipment totaling approximately $500,000 for an initial 51% ownership interest. Through June 30, 2007, the value of Ener1’s investment in EnerStruct was reduced by $2,003,000, which represents Ener1’s share of EnerStruct losses through that date. As a result of subsequent investments in 2006 in EnerStruct by ITOCHU and SBIC, a Japanese venture capital company, Ener1’s equity ownership interest in EnerStruct has been reduced to 42%.

At June 30, 2007, the Company’s investment in EnerStruct had a carrying value of $0 as compared to an underlying equity in net assets of $217,000, primarily due to the difference between the equity ownership interests of Ener1 and ITOCHU as compared to their relative capital contributions.

The net loss for EnerStruct for the quarter ending June 30, 2007 was $67,000 (unaudited). Summarized balance sheet information of EnerStruct as of June 30, 2007 is as follows (unaudited, in thousands):

Cash	$305
Total assets	$2,263
Total liabilities	$1,747

5.	DERIVATIVES

Ener1 previously evaluated the application of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” ("EITF 00-19") to the following:

•
the conversion feature, interest rate adjustment, registration delay expenses, redemption premium, forced conversion default premium and change in control premium features of Ener1's secured convertible debentures due January 20, 2009 (the "2004 Debentures");

•
the conversion feature, interest rate adjustment, registration delay expenses, default premium and change in control premium features of Ener1's secured convertible debentures due March 14, 2009 (the "2005 Debentures");

•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");
•	warrants to purchase up to 5,500,000 shares of common stock issued to Credit Suisse on January 5, 2007;
•	the conversion feature of a note issued to Ener1 Group on January 19, 2007 (“Group Note IV”);
•	the features of a convertible note and warrants to purchase up to 27,000,000 shares of common stock issued to Ener1 Group on February 13, 2007 (“Group Note V”);
•	warrants to purchase up to 11,880,000 shares of common stock issued to Ener1 Group on May 21, 2007;
•	warrants to purchase up to 100,000 shares of common stock issued to UTE on May 21, 2007; and
•	warrants to purchase up to 7,724,000 shares of common stock issued to Ener1 Group on June 29, 2007.

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments other than Group Note IV and Group Note V were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion and other derivatives features of the 2004 Debentures and 2005 Debentures as embedded derivatives. SFAS 155 permits fair value remeasurement of any hybrid financial instrument that contains embedded derivatives that otherwise would require bifurcation. However, Ener1 has decided to continue to bifurcate the embedded derivatives, and separately record the fair value of the conversion features and the warrants and options that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations as “Gain on derivative liabilities.”

The convertible notes (Group Note IV and V) were deemed to be conventional convertible debt under EITF 00-19 and therefore were accounted for as convertible instruments under EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”).

Based on the guidance in SFAS 133, Ener1 concluded all of the warrants issued on January 5, 2007, May 21, 2007 and June 29, 2007 are not to be considered derivative instruments since they are both indexed to Ener1’s own stock and classified in stockholders’ equity.

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet and statements of operations as of June 30, 2007 and the impact on the balance sheet as of December 31, 2006 are as follows (in thousands):

	June 30,	December 31,	Gain
	2007	2006	(Loss)

2004 Debentures compound derivative	$2,888	$3,753	$865
2005 Debentures compound derivative	1,918	2,442	524
2005 Debenture Warrants	853	967	114
	$5,659	$7,162	$1,503

Ener1 has authorized and issued Series B Convertible Preferred Stock ("Series B Preferred Stock"). Because the conversion option for the Series B Preferred Stock is contingent upon Ener1’s sale of common stock under a registration statement, which contingent event had not occurred as of June 30, 2007, the Series B Preferred Stock is not within the scope of SFAS 133 and EITF 00-19. If the contingent event occurs in the future and the holder becomes able to convert, Ener1 will assess whether the conversion option meets the definition of a derivative under SFAS 133.

Ener1 uses the Black-Scholes pricing model for determining the fair value of its warrant derivative. Ener1 uses a lattice valuation model to value the compound embedded derivative features in the 2004 Debentures and 2005 Debentures.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of June 30, 2007 and December 31, 2006 determined using the lattice valuation model was based on the following management assumptions:
	2004 Debentures
Assumptions:	June 30, 2007	December 31, 2006
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2004 Debentures:	100%	100%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of :	0.896	0.896
Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%
The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$3.50	$3.50
Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.50	$1.50
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	0%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2004 Debentures as of June 30, 2007 and December 31, 2006 was calculated by management to be $2,888,000 and $3,753,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of June 30, 2007 and December 31, 2006 determined using the lattice valuation model was based on the following management assumptions:

	2005 Debentures
Assumptions:	June 30, 2007	December 31, 2006
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	100%
In 2006, number of months that Ener1 would remain in default of the resale registration agreement relating to the 2005 Debentures, and in 2007 and 2006, the percent likelihood that Ener1 would not be in default of its obligations under that agreement:	95%	95%
Percent likelihood that an event of default or a fundamental change would occur:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.977	0.977
Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%
The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures and Ener1's common stock price reached:	$1.75	$1.75
Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.25
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	0%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	0%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of June 30, 2007 and December 31, 2006 was calculated by management to be $1,918,000 and $2,442,000, respectively.

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

The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the 2005 Debenture Warrants at issuance date and at June 30, 2007:

	Issue Date	Volatility	Risk-Free Interest Rate	Market Price	Term in Years
Valuation inputs at issuance date for:
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5

Valuation inputs at:
June 30, 2007		131%	4.9%	$0.23	3

Based on these Black-Scholes calculations, the fair value of the 2005 Debenture Warrants as of June 30, 2007 and December 31, 2006 was calculated by management to be $854,000 and $967,300, respectively.

6.	DEBT

$19,700,000 CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of the 2004 Debentures and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds were $18,527,000. Debentures in the amount of $300,000 have been converted to date.

At the issuance date, the 2004 Debentures were convertible at any time into common shares at a price of $1.25 per share, subject to adjustment for dilutive issuances of common stock by the Company. As of June 30, 2007, the adjusted conversion price was $0.95 per share. The warrants to purchase 16,000,000 shares of common stock had an exercise price of $2.51 per share at the issuance date, subject to adjustment. As of June 30, 2007, the adjusted exercise price was $1.71 per share. The warrants are exercisable at any time through January 21, 2014. In addition, Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 per share to the placement agent for the 2004 Debentures.

Accrued interest expense for the 2004 Debentures was $747,000 and $747,000 as of June 30, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted. Interest is due quarterly. All interest payments due through June 30, 2007 have been paid. The initial annual interest rate was 5%, which was increased to 7.5% as of July 19, 2004 and 15% as of January 20, 2005 because Ener1 failed to achieve certain milestone requirements in the debentures. Upon issuance, the 2004 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, exceeded the notional debt amount and resulted in a fully discounted debenture. After giving effect to the discount, the effective rate of interest for the 2004 Debentures was 60.5% as of June 30, 2007.

Ener1 may prepay principal at 103% of unpaid principal from January 20, 2007 to January 20, 2008 and 101% of unpaid principal from January 21, 2008 to January 20, 2009. The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Debentures. In the event of any “Event of Default" or "Fundamental Change” as defined under the 2004 Debentures, the holder may require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest. Ener1’s obligations under the 2004 Debentures are partially secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel. As of June 30, 2007, no Fundamental Change has occurred.

Pursuant to the Registration Rights Agreement executed in connection with the issuance of the 2004 Debentures, Ener1 was required for a period of two years to register the resale of the common stock underlying the 2004 Debentures and associated warrants. The 2004 Registration Rights Agreement provided that if the registration statements were not available for use by the holders of the 2004 Debentures during the two year period following issuance, (subject to minor exceptions), Ener1 would be required to pay to the 2004 Debenture holders an amount equal to 1.5% of the outstanding principal of the 2004 Debentures (or approximately $295,000) for each month (prorated for portions thereof) for all periods during which the registration statements were not available for use (the “registration delay expenses”). The registration statement for the 2004 Debentures became unavailable for use on November 22, 2005, and registration delay expenses of $601,000 were accrued for the period November 22, 2005 through January 20, 2006, when the registration requirement for the 2004 Debentures expired.

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

$14,225,000 CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of the 2005 Debentures and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000. As a result of Ener1’s failure to meet certain milestone requirements in the 2005 Debentures, the holders of the 2005 Debentures have a security interest in all of the EnerDel common stock owned by Ener1.

At the issuance date, the 2005 Debentures were convertible at any time into common shares at a price of $1.00 per share subject to adjustment for dilutive issuances of common stock by the Company. As of June 30, 2007, the conversion price was $0.80 per share. The 2005 Debenture Warrants were divided into Series A and Series B. Ener1 issued Series A warrants to purchase 4,267,500 shares of common stock with an exercise price of $1.15 per share at the issuance date, subject to adjustment; as of June 30, 2007, the adjusted exercise price was $0.90 per share. Ener1 issued Series B warrants to purchase 2,845,000 shares of common stock with an exercise price of $1.25 per share at the issuance date, subject to adjustment; as of June 30, 2007, the adjusted exercise price was $0.97 per share. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. In addition, Ener1 issued warrants to purchase up to 426,750 shares of common stock with an initial exercise price of $0.75 per share to the placement agent for the 2005 Debentures.

Ener1 may require that a specified amount of the principal of the 2005 Debentures be converted if certain conditions are satisfied for a period of 22 consecutive trading days. At any time on or after March 14, 2008, Ener1 may prepay some or all, of the principal of the 2005 Debentures at 103% of the principal plus accrued interest. The 2005 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2004 Debentures.

Accrued interest expense for the 2005 Debentures was $539,000 and $539,000 as of June 30, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted. Interest is due quarterly. All interest payments due through June 30, 2007 have been paid. The initial annual interest rate was 7.5%, which was increased to 15% as of March 14, 2006 because Ener1 failed to achieve certain milestone requirements of the debentures. Upon issuance, the 2005 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, resulted in a discount to the notional debt amount of the debenture. After giving effect to the discount, the effective rate of interest for the 2005 Debentures was 72.0% as of June 30, 2007.

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

In an “Event of Default” as defined under the 2005 Debentures, the holder may require Ener1 to redeem the 2005 Debentures at a price equal to the greater of (1) 105% of the unpaid principal and accrued interest or (2) the value of the shares that the principal and accrued interest could be converted into at the time of default. In the event of any “Fundamental Change,” as defined in the 2005 Debentures, including the sale or disposition of substantially all of the assets of the Company or certain transactions which result in the transfer of more than 50% of the Company's voting equity, the holder can redeem the 2005 Debentures at a price equal to 115% of the unpaid principal and accrued interest if the fundamental change occurs between March 14, 2006 and March 14, 2007, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after March 14, 2007. As of June 30, 2007, no Fundamental Change has occurred.

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

REGISTRATION DELAY EXPENSES

At December 31, 2006, accrued registration delay expenses relating to the 2004 and 2005 Debentures of $2,221,000 were unpaid. During the six months ended June 30, 2007, $1,542,000 of the accrued registration delay expenses was paid.

As of August 13, 2007, the Company has not paid registration delay expenses of $679,000. The Company has not entered into a forbearance agreement with, nor received a default notice from, any of the holders with respect to its noncompliance with these payment obligations. If a default notice is delivered, an event of default would occur if payment is not made in ten business days (or 15 business days if the Company is making good faith efforts to cure the default).

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

Ener1, Inc. Series B Convertible Preferred Stock

In October 2004, Ener1 sold 150,000 shares of Series B Preferred Stock, plus warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 4,166,666 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $15,000,000. The proceeds were first allocated to the fair value of the freestanding warrants, and the remaining proceeds were allocated to the Series B Preferred Stock.

Also, in October 2004, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to purchase, at Ener1's request, up to 30,000 shares of the Series B Preferred Stock (“Series B Preferred Stock Put”) and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.25 per share, and warrants to purchase up to 833,334 shares of its common stock at an exercise price of $1.50 per share. Under the terms of the Series B Preferred Stock Put, Ener1 Group purchased 2,500 shares of Series B Preferred Stock, at a purchase price of $100 per share, plus warrants to purchase 69,445 shares of common stock at an exercise price of $1.25 per share and warrants to purchase 69,445 shares of common stock at an exercise price of $1.50 per share, for an aggregate purchase price of $250,000. The Series B Preferred Stock Put was terminated on March 30, 2006 and no additional shares were issued.

The conversion feature for the Series B Preferred Stock is contingent upon Ener1 filing a registration statement with the Securities and Exchange Commission to register an offering of common stock. If this occurs, the holders of Series B Preferred Stock will have the right to convert up to one-half of their shares of Series B Preferred Stock into common stock for sale pursuant to the registration statement, subject to the discretion of the underwriters for the offering. The conversion ratio is calculated by dividing the liquidation value per share of the Series B Preferred Stock by the price for the common stock sold in the registered offering. Because this contingency has not yet occurred, the conversion option is not within the scope of SFAS 133 and EITF 00-19. If the contingency is triggered in the future and the holder receives the ability to convert, Ener1 will need to reassess whether the conversion feature meets the definition of a derivative under SFAS 133.

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

The Series B Preferred Stock is classified as temporary equity in accordance with EITF Topic D-98 as the redemption features are not solely within the control of Ener1. The holders of the Series B Preferred Stock are entitled to dividends payable semi-annually in arrears at the annual rate of 7%. The dividends are cumulative. No dividends have been paid to date.

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

The following are the components of redeemable preferred stock as of June 30, 2007 (in thousands):

	EnerDel	Ener1
	Series A	Series B

Face value	$8,000	$15,250
Less initial fair value of warrant derivative	(4,620)	(5,514)
Less initial fair value of conversion option	(1,183)	-
Fair value at date of issue	2,197	9,736
Accumulated accretion of discounts	3,542	3,599
Cumulative dividends	1,780	2,871
Carrying value as of June 30, 2007	$7,519	$16,206

8.	RELATED PARTY TRANSACTIONS

Intercompany Transactions with Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of Ener1. Ener1 has billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, Ener1 has from time to time used various services and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual cost of these services and employees.

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

Ener1 Group Capital Commitment, Convertible Notes, Warrants and Advances

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

On February 13, 2007, the Company issued Group Note V, a $4,500,000 subordinated, convertible note, to Ener1 Group, which represents the Company's obligation to repay advances made by Ener1 Group to the Company from September 20, 2006 through December 31, 2006. The principal amount of the note includes a financing fee of $250,000. The note bears interest at the rate of 10% per annum. Upon issuance, Group Note V included beneficial conversion features which resulted in a discount to the notional debt amount of the note. After giving effect to the discount, the effective rate of interest at June 30, 2007 was 79.4%. All interest accrues until the maturity of the note on May 15, 2009, at which time all principal and accrued interest are payable in full, or earlier but not before January 1, 2008, if all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied. The note is subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 9,000,000 shares of the Company’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to the Company.  In connection with the note, the Company issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The exercise price for both these warrants was subsequently reduced to $0.30 per share in connection with the Ener1 Group Capital Commitment on June 29, 2007. These warrants have a five-year term. The value of these warrants at the time of the grant of $3,236,000 was recorded in additional paid in capital as debt issuance costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

The Company is accounting for the warrant and conversion features of Group Note V in accordance with EITF 00-27. The proceeds of Group Note V were first allocated to the warrants at their relative fair value and credited to paid in capital. Ener1 used the Black-Scholes pricing model to value the warrants issued with Group Note V. The model assumes a risk-free interest rate of 5.1%, the current stock price at date of issuance of $0.30 per share, the exercise price of the warrants on the date of issuance of $0.50 per share and $0.60 per share, the term of five years and volatility of 141%. Ener1 recorded a discount to the convertible note equal to the relative fair value of the warrants, which is being amortized over the life of the note as interest expense using the effective interest rate method. The intrinsic value of the conversion feature was $1,796,000 at the date of issuance. No entry was made to record the value of the conversion feature because the ability of the holder to convert is contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which is considered outside the holder’s control. If the 2004 Debentures and 2005 Debentures are repaid, Ener1 will revalue the benefit of the conversion feature and record the intrinsic value, if any, as a credit to paid in capital.

On February 21, 2007, Ener1 amended the terms of certain warrants to purchase up to 4,823,047 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $1.50 and $0.50 per share to $0.25 per share. On February 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 4,823,047 common shares for $1,205,000. Ener1 recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

On May 21, 2007, Ener1 amended the terms of certain warrants with a Black-Scholes value before amendment of $3,272,518 to purchase up to 18,800,000 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $0.60 per share to $0.25 per share. On May 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 18,800,000 common shares with a fair market value of $4,136,000 for $4,700,000 of advances outstanding as of March 31, 2007. In addition, Ener1 issued 1,880,000 shares of Ener1 common stock with a fair market value of $414,000 in exchange for Ener1 Group’s agreement to exercise these warrants prior to their expiration. Ener1 Group also received 11,880,000 five year warrants with an exercise price of $0.30 and a Black-Scholes value of $2,851,000 as part of this transaction. Ener1 recorded $0 in warrant modification expense because the fair value of the instruments given up was less than the fair value of the instruments and cash received.

On June 29, 2007, Ener1 Group committed to purchase $15,000,000 of Ener1 common stock for $0.30 per share subject to certain operational and financial milestones and the issuance of five-year warrants at an exercise price of $0.30 per share equal to 60% of the number of shares purchased by Ener1 Group. The warrant coverage could increase to 100% on December 31, 2007 in the event Ener1 is unable to achieve certain milestones by that date. Principally, the milestones are: production of a minimum number of lithium ion HEV battery packs, the award of a customer funded Li-ion battery development contract, the award of a phase II contract from the United States Advanced Battery Consortium (USABC), demonstration of EnerDel Li-ion battery technology in a vehicle, and achievement of a minimum level of sales of the portable fuel-cell powered surveillance camera product currently in development.

At the same time, Ener1 also agreed to amend the exercise price of all outstanding warrants held by Ener1 Group to purchase up to 52,128,136 shares of common stock from a weighted average price of $0.50 per share to $0.30 per share which resulted in a warrant modification expense of $583,000.

Under this arrangement, Ener1 Group purchased 12,873,333 shares of common stock and 7,724,000 five-year warrants with an exercise price of $0.30 per share for $3,862,000.These proceeds were allocated to the common stock and the warrants based on the relative fair market value of each instrument. The fair market value of the shares was $2,960,867 using the closing price on the date of the transaction and the Black-Scholes value of the warrants was $1,545,000.

As of June 30, 2007, Ener1 owed Ener1 Group $19,000 for advances, the repayment terms for which have not yet been established.

The components of the notes issued to Ener1 Group and advances at June 30, 2007 are as follows (in thousands):

	Group Note I	Group Note II	Group Note III	Group Note IV	Group Note V	Group Advances	Total Group Notes and Advances
Note proceeds and advances	$3,000	$3,000	$455	$655	$4,250	$19	$11,379
Financing fees	250	100	-	-	250	-	600
Total notes and advances	3,250	3,100	455	655	4,500	19	11,979
Unamortized discount related to fair value of warrants	(1,388)	(1,898)	-	-	(3,003)	-	(6,289)
Accrued interest payable at maturity	325	272	29	29	295	1	951
Balance at June 30, 2007	$2,187	$1,474	$484	$684	$1,792	$20	$6,641

Registration Rights Agreement relating to 10% Convertible Debentures issued by Ener1 Group

On May 10, 2007, Ener1, Ener1 Group and a third party entered into a Securities Purchase Agreement and a Registration Rights Agreement related to 1) the sale by Ener1 Group of $2,000,000 principal amount of debentures exchangeable, at the election of the investor, into 8,000,000 shares of common stock of Ener1 owned by Ener1 Group (the "Ener1 Group Debentures") and 2) the issuance by Ener1 Group of warrants to purchase up to 4,800,000 shares of Ener1 common stock owned by Ener1 Group (the "Ener1 Group Warrants"). The Ener1 Group warrants have an exercise price of $0.30 per share and a term of five years. Ener1 Group was required to invest $1,600,000 of the proceeds from the issuance of the Ener1 Group Debentures in Ener1 within 30 days of the closing. Ener1 Group invested these funds in Ener1 through the exercise of options to purchase 6,400,000 shares at an exercise price of $0.25 per share. Ener1 Group's obligations under the Ener1 Group Debentures are secured by a pledge of 10,000,000 shares of Ener1 common stock owned by Ener1 Group.

Under the terms of the Registration Rights Agreement, Ener1 was required to file a registration statement to register the resale of the common stock underlying the Ener1 Group Debentures and the Ener1 Group Warrants with the Securities and Exchange Commission by June 9, 2007. If the registration statement is not declared effective by September 7, 2007, Ener1 is required to pay an amount in cash each month to each holder of the Ener1 Group Debentures, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by such holder for the holder's unregistered securities. On June 4, 2007, Ener1 filed the registration statement. As of August 13, 2007, the registration statement is not effective pending final review by the SEC.

9.	STOCK ISSUANCES DURING THE SIX MONTHS ENDED JUNE 30, 2007

In January 2007, Ener1 issued 175,000 shares of common stock to two individuals as compensation for investor relations services and, in accordance with SFAS 123R, recorded the value of the equity issued as general and administrative expense of $60,000.

In January 2007, Ener1 issued 16,000,000 shares of common stock for $4,000,000 to Ener1 Group upon its exercise of 16,000,000 warrants.

In January 2007, Ener1 issued 100,000 shares of common stock valued at $26,000 to an employee who exercised 100,000 options with an exercise price of $0.00.

In January 2007, Ener1 issued 300,000 shares of common stock valued at $72,000 to an employee in payment of a bonus earned and recorded in 2006, in accordance with SFAS 123R.

In February 2007, Ener1 issued 194,223 shares of common stock to a firm as compensation for public relations services provided in 2007 and 2006 and, in accordance with SFAS 123R, recorded the value of the equity issued as general and administrative expense of $24,000 for current services and $40,000 in payment of accounts payable.

In February 2007, Ener1 issued 4,823,000 shares of common stock for $1,205,000 to Ener1 Group upon its exercise of 4,823,000 warrants.

In February 2007, Ener1 issued 150,000 shares of common stock valued at $51,000 to an investment banking firm as compensation for capital raising services and, in accordance with SFAS 123R, recorded the value of the equity issued as general and administrative expense.

In April 2007, Ener1 issued 178,572 shares of common stock valued at $50,000 to an individual as settlement of a debt for services provided and recorded in 2006.

In April 2007, Ener1 issued 15,000 shares of common stock to an individual as compensation for public relations services and, in accordance with SFAS 123R, recorded the value of the equity issued as general and administrative expense of $4,000.

In April and May 2007, Ener1 issued 650,000 shares of common stock valued at $180,000 in the aggregate to two individuals as compensation for capital raising services and, in accordance with SFAS 123R, recorded general and administrative expense.

In May 2007, Ener1 issued 320,000 shares of common stock valued at $80,000 to a former employee as settlement of a debt for severance incurred and recorded in 2006.

In May 2007, Ener1 issued 20,680,000 shares of common stock for $4,700,000 to Ener1 Group upon its exercise of 18,800,000 warrants.

On May 21, 2007, in connection with an employment agreement with Mr. Subhash Dhar to serve as its President, the Company issued 2,000,000 shares of restricted stock valued at $440,000 to Mr. Dhar. The restricted shares will vest upon the achievement of certain performance related milestones over the expected service period of one year. Ener1 recorded an expense of $47,000, during the period ending June 30, 2007. The unamortized portion at June 30, 2007 is $393,000. Ener1 will evaluate the probability of reaching each milestone for subsequent periods.

In June 2007, Ener1 issued 12,873,000 shares of common stock for $3,862,000 to Ener1 Group as part of its Capital Commitment Agreement.

10.	STOCK-BASED COMPENSATION

At June 30, 2007, Ener1 had eight active stock-based employee, executive, director, advisory board and consultant compensation plans.

Valuation and Expense Information under SFAS 123R

Ener1 recorded share-based compensation costs of $512,000 and $754,000 for the six months ended June 30, 2007 and 2006, respectively.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through December 31, 2006 and are adjusted annually to reflect actual forfeiture experience as needed.

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

Risk-Free Interest Rate: Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through June 30, 2007 was 4.0%.

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

Stock Options

A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of June 30, 2007 is as follows:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2006	29,275,205	$0.36
Granted	3,000,000	$0.32
Exercised	(100,000)	$0.00
Forfeited or expired	(835,000)	$0.33
Outstanding at June 30, 2007	31,340,205	$0.36	8.3	$64,600

Exercisable at June 30, 2007	13,104,555	$0.47	6.8	$64,600

On May 21, 2007, in connection with an employment agreement with Mr. Subhash Dhar to serve as its President, the Company issued options to purchase 3,000,000 shares of common stock; options to purchase 1,500,000 shares have an exercise price of $0.28 per share and the remaining options have an exercise price of $0.35 per share. None of these options will vest until the price of the common stock of the Company has reached $1.00 per share. The fair value of these options on the date of grant using Black-Scholes was computed as $600,000 and, in accordance with SFAS 123R, will be expensed over the expected service period of two years. The Company recorded an expense of $33,000, during the period ending June 30, 2007. The unamortized portion at June 30, 2007 is $567,000. The Company will evaluate the probability of reaching the market criteria for subsequent periods.

During the period ending June 30, 2007, Ener1 recognized $512,000 in amortization of stock options granted in previous periods.

One employee exercised options to purchase a total of 100,000 shares in March 2007 at an exercise price of $0.00. The total intrinsic value of these shares on the date of exercise was $26,000.

As of June 30, 2007, there was $1,833,000 of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

During the six months ended June 30, 2007, options to purchase 835,000 shares issued to various employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

11.	WARRANTS

At June 30, 2007 and December 31, 2006, the following warrants were outstanding:
		Number of Shares
Warrant Holder	Grant Date	June 30, 2007	December 31, 2006	Exercise Price	Expiration Date
Debt Exchange Warrants - Ener1 Group	11/14/03	-	8,806,147	$2.00	11/14/13
Debt Exchange Warrants - Ener1 Group	11/14/03	-	8,806,146	$1.50	11/14/13
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	976,688	$1.50	11/14/13
Debt Exchange Warrants - Dr. Peter Novak	11/14/03	976,688	976,688	$2.00	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	217,165	$1.50	11/14/13
Debt Exchange Warrants - Mike Zoi	11/14/03	217,165	217,165	$2.00	11/14/13
2004 Debenture Holders	01/21/04	16,000,000	16,000,000	$1.71	01/21/14
2004 Debenture Placement Agent	01/21/04	1,920,000	1,920,000	$2.51	01/21/14
Delphi Automotive Systems, LLC	10/20/04	1,750,000	1,750,000	$0.70	10/20/11
Delphi Automotive Systems, LLC	10/20/04	5,250,000	5,250,000	$1.00	10/20/11
Series B Preferred - Cofis	10/15/04	4,166,666	4,166,666	$1.25	10/15/14
Series B Preferred - Cofis	10/15/04	4,166,666	4,166,666	$1.50	10/15/14
Series B Preferred - Ener1 Group	02/11/05	-	69,445	$1.25	02/14/15
Series B Preferred - Ener1 Group	02/11/05	-	69,445	$1.50	02/14/15
2005 Debenture Holders Series A Warrants	03/11/05	4,267,500	4,267,500	$0.90	03/11/10
2005 Debenture Holders Series B Warrants	03/11/05	2,845,000	2,845,000	$0.97	03/11/10
2005 Debenture Placement Agent	03/11/05	426,750	426,750	$0.75	05/17/10
Early Exercise Warrants -Ener1 Group	06/30/06	16,928,136	20,000,000	$0.30	06/30/16
2006 Group Note I - Ener1 Group	08/11/06	9,000,000	9,000,000	$0.30	08/11/11
2006 Group Note II - Ener1 Group	09/30/06	9,000,000	9,000,000	$0.30	09/30/11
2006 Group Note II - Ener1 Group	09/30/06	-	9,000,000	$0.60	09/30/11
2007 Warrants - Credit Suisse	01/05/07	5,000,000	-	$0.30	01/05/12
2007 Warrants - Charles Gassenheimer	01/05/07	500,000	-	$0.30	01/05/12
2007 Group Note V - Ener1 Group	02/13/07	9,000,000	-	$0.30	02/13/12
2007 Group Note V - Ener1 Group	02/13/07	8,200,000	-	$0.30	02/13/12
2007 Group Equity Package - Ener1 Group	05/21/07	11,880,000	-	$0.30	05/21/12
2007 Warrants - UTE	05/21/07	100,000	-	$0.50	02/13/12
2007 Capital Committment - Ener1 Group	06/29/07	7,724,000		$0.30	06/29/12
Total Warrants Outstanding		120,512,424	107,931,471

On January 5, 2007, in conjunction with a Purchase Agreement among Ener1 Group, Ener1 and Credit Suisse, Ener1 amended the terms of certain warrants to purchase up to 16,000,000 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $2.00 and $1.50 per share to $0.25 per share. On January 5, 2007, following this amendment, Ener1 Group exercised all of these warrants to purchase 16,000,000 common shares for $4,000,000. Ener1 recorded $0 in warrant modification expense because the fair value of the warrants after modification was less than the fair value before modification.

On February 21, 2007, Ener1 amended the terms of the remaining 1,612,293 Debt Exchange Warrants and 3,210,754 Early Exercise Warrants and Series B Preferred Warrants to purchase up to 4,823,047 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $1.50, $1.25 and $0.50 per share to $0.25 per share. On February 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 4,823,047 common shares for $1,205,000. Ener1 recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

On May 21, 2007, Ener1 amended the terms of 9,000,000 Group Note II Warrants and 9,800,000 Group Note V Warrants to purchase up to 18,800,000 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $0.60 per share to $0.25 per share. On May 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 18,800,000 common shares for $4,700,000. Ener1 recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

On May 21, 2007, Ener1 issued five year warrants to UTE to purchase 100,000 shares of Ener1 common stock at an exercise price of $0.50 per share as part of a Purchase Money Financing Agreement.

12.	EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and upon the conversion of the Company’s convertible debentures. In calculating diluted net income (loss) per share, the numerator is also adjusted to: (1) add back interest expense in the convertible debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive. Weighted-average common shares for the periods presented do not include any common stock equivalents because their inclusion would be anti-dilutive. The Company’s Series B Preferred Stock was not convertible at June 30, 2007 and these common stock equivalents were excluded from the earnings per share calculations. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect of including them would have been antidilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Stock options excluded	31,340,000	13,802,000	31,340,000	13,802,000
Warrants that were not in the money	120,512,000	80,931,471	120,512,000	80,931,471
Plus shares from assumed conversion of convertible instruments
2004 Debentures	20,737,000	16,838,000	20,737,000	16,838,000
2005 Debentures	17,781,000	14,818,000	17,781,000	14,818,000
Group Convertible Notes	23,920,000	5,758,000	23,920,000	5,758,000
Total options, warrants and convertible securities excluded from weighted average shares	214,290,000	132,147,471	214,290,000	132,147,471

13.	SEGMENT REPORTING

As of June 30, 2007, Ener1 is organized based upon the following segments: corporate, battery, fuel cell and nanotechnology. Corporate provides management and administration services to the subsidiaries. The battery business develops and markets advanced Li-ion batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

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

Retroactive to 2006, certain corporate operating costs are allocated to subsidiaries based on the ratio of the subsidiary’s operating expenses to total subsidiary operating expenses. As a result, the segment net income (loss) for 2006 periods has been reclassified to conform to current periods' presentations since allocations were not included in prior segment reporting.

The table below provides segment financial information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales:
Battery	$-	$-	$-	$-
Fuel Cell	111	9	185	27
Total net sales	$111	$9	$185	$27

Net income (loss):
Corporate	(2,009)	(26,037)	(3,412)	(17,396)
Battery	(4,760)	(4,811)	(9,230)	(9,857)
Fuel Cell	(1,183)	(1,200)	(2,479)	(3,138)
Nanotechnology	(534)	(444)	(1,082)	(1,147)
Net income (loss)	$(8,486)	$(32,492)	$(16,203)	$(31,538)

Corporate allocations:
Corporate	3,848	4,131	7,496	9,063
Battery	(2,856)	(3,185)	(5,409)	(6,305)
Fuel Cell	(671)	(690)	(1,453)	(2,020)
Nanotechnology	(321)	(256)	(634)	(738)
Net income (loss)	$-	$-	$-	$-

	June 30,	December 31,
	2007	2006
Assets:
Corporate	5,039	3,487
Battery	3,971	3,510
Fuel Cell	185	104
Nanotechnology	52	67
Total assets	$9,246	$7,168

Ener1 reports proceeds from grants such as USABC as a reduction of research and development expense. Proceeds from grants were $50,000 and $0 in the six months ended June 30, 2007 and 2006, respectively.

14.	COMMITMENTS AND CONTINGENCIES

Litigation

Ener1 receives communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of Ener1’s products infringe the patent rights of other third parties. Ener1 cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.

Effective as of March 1, 2007 and to settle prior litigation with the landlord, EnerDel amended its pre-existing commercial lease into a new 5-year lease of its 92,000 square foot R&D and manufacturing facility in Indianapolis, Indiana, with UTE as lessor. The terms of the lease call for a security deposit of $109,000 and monthly lease payments of $36,417 plus insurance and real estate taxes. On May 21, 2007, EnerDel agreed to pay $509,000 over a twelve-month period commencing May 1, 2007 to UTE for previously-made leasehold improvements.

Concentrations of Credit Risk

Financial instruments that subject Ener1 to credit risk consist of cash balances maintained in excess of federal depository insurance limits. The accounts maintained by Ener1 at banks are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. The uninsured balance was $2,039,775 at June 30, 2007. Ener1 has not experienced any credit losses in such accounts and believes it is not exposed to any significant risk of loss based on this exposure.

15.	SUBSEQUENT EVENTS

Purchase of Ener1 Inc common stock under Capital Commitment agreement

Since July 1, 2007 and to August 7, 2007, Ener1 Group purchased 6,000,000 common shares and 3,600,000 five year warrants with an exercise price of $0.30 for $1,800,000 under the Capital Commitment agreement. The funds were used for working capital.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2006, our subsequent Quarterly Reports on Form 10-QSB and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report.

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, which is an 80.5% owned subsidiary which is 19.5% owned by Delphi, develops lithium ion ("Li-ion") batteries, battery packs and components such as Li-ion battery electrodes and lithium electronic controllers for lithium battery packs. EnerFuel develops fuel cell products and services. NanoEner develops technologies, materials and equipment for nanomanufacturing.

Currently, we generate minimal revenue from sales of Ener1’s products and product samples. Substantially all of our planned products are still under development. We will require significant capital investment to continue our product development activities to commercialize our technology.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $207,204,000 and a working capital deficit of $8,755,000 as of June 30, 2007. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2007 and additional financing will be required to fund Ener1’s planned operations and meet its current obligations through those periods. Such conditions raise substantial doubt about Ener1’s ability to continue as a going concern.

Results of Operations

We had no significant sales or gross profit from continuing operations in the six months ended June 30, 2007.

Six Months Ended June 30, 2007

Net income (loss). We reported a net loss of $16,203,000 for the six months ended June 30, 2007, a decrease of $15,335,000 when compared to a net loss of $31,538,000 for the six months ended June 30, 2006. The decrease in net loss was due to a decrease of $5,251,000 in loss on derivative liabilities, a decrease of $8,617,000 in warrant modification expense, and a decrease in general and administrative expenses of $3,125,000, partially offset by an increase of $2,649,000 in research and development expenses.

Losses from operations. We reported losses from operations of $9,527,000 for the six months ended June 30, 2007, a decrease of $9,219,000 when compared to losses from operations of $18,746,000 for the six months ended June 30, 2006. The decrease in operating losses was attributable to a $3,125,000 decrease in general and administrative expenses and an $8,617,000 reduction in warrant modification expense, partially offset by a $2,649,000 increase in research and development expenses.

General and administrative (“G&A”) expenses. G&A decreased $3,125,000, or 43%, to $4,144,000 for the six months ended June 30, 2007, compared to $7,269,000 for the six months ended June 30, 2006. This decrease was due to decreases of $1,126,000 in legal and professional fees which were higher in 2006 due to work required to analyze and account for financial derivatives, $550,000 in stock based compensation due to adoption of SFAS 123R effective January 1, 2006, $260,000 in insurance expenses and $124,000 in outside services. In addition, G&A expenses for the six months ended June 30, 2006 include $927,000 of expenses related to the modification of the certain warrants issued to Ener1 Group, for which there were no corresponding costs in the six months ended June 30, 2007.

Research and development (“R&D”) expenses. Our R&D expenses were $4,754,000 and $2,105,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $2,649,000 or 126%. The increase is primarily attributable to increased R&D activity associated with our battery business. During the six months ended June 30, 2006, our battery business consolidated its operations, equipment and personnel into our Indiana manufacturing and R&D facility, and began accelerating its Li-ion battery development activities. R&D expenses were lower during this transition period. During the six months ended June 30, 2007, we increased R&D expenditures substantially in the battery business to accelerate development activities as reflected below in the increased expenses for the six months ended June 30, 2007.

R&D expenses for the six months ended June 30, 2007 included $3,158,000 of expenses incurred in connection with our battery business, $1,184,000 of expenses incurred in connection with our fuel cell business, and $412,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for the six months ended June 30, 2006 included $1,178,000 of expenses incurred in connection with our battery business, $695,000 of expenses incurred in connection with our fuel cell business, and $232,000 of expenses incurred in connection with our nanotechnology business.

Warrant modification expense. Warrant modification expense decreased $8,617,000 to $583,000 for the six months ended June 30, 2007 compared to $9,200,000 for the six months ended June 30, 2006. Warrant modification expense for the three months ended June 30, 2007 resulted from warrants being modified under the Capital Commitment agreement with Ener1 Group in June 2007. Warrant modification expense of $9,200,000 for the six months ended June 30, 2006 resulted from modification of the terms of certain warrants to purchase our common stock issued to Ener1 Group in accordance with the Warrant Exercise Agreement.

Interest expense. Interest expense was $7,161,000 and $6,005,000 for the six months ended June 30, 2007 and 2006, respectively, an increase of $1,156,000 or 19%. The increase was due to an increase of $8,710,000 in the principal amount of convertible notes due to Ener1 Group and increased amortization of discount and deferred financing costs on those notes.

Registration delay expenses. Registration delay expenses decreased $1,518,000 to $0 for the six months ended June 30, 2007 compared to $1,518,000 for the six months ended June 30, 2006 because we ceased incurring registration delay expenses relating to the 2004 Debentures when our obligation to register the resale of the common stock underlying the 2004 Debentures expired on January 20, 2006 and we ceased incurring registration delay expenses relating to the 2005 Debentures when the registration statement for the common stock underlying the 2005 Debentures was declared effective on September 8, 2006.

Gain (loss) on derivative liabilities. Gain (loss) on derivative liabilities decreased $5,251,000 from a loss on derivative liabilities of $3,748,000 for the six months ended June 30, 2006 to a gain on derivative liabilities of $1,503,000 for the six months ended June 30, 2007. The decrease was comprised of a decrease in loss on derivative liabilities of $5,723,000 associated with various financial instruments that were terminated, exercised or changed in status, which caused them to no longer be treated as derivative liabilities at June 30, 2006, partially offset by a decrease in gain on derivative liabilities of $472,000 attributable to non-cash changes in the accounting value of other freestanding and embedded derivative liabilities, primarily due to changes in the market price of our common stock.

Liquidity and Capital Resources

At June 30, 2007, we had a working capital deficit of $8,755,000 (a deficit of $3,096,000 excluding derivative liabilities). Our available cash at June 30, 2007 was $2,018,000. We used $12,295,000 of cash for operating activities in the six months ended June 30, 2007, which was funded through financing activities of $14,059,000. These financing activities consisted primarily of funding from Ener1 Group, our controlling shareholder, through its exercise of warrants to purchase Ener1 common stock, which generated proceeds of $9,727,000, its purchase of common stock pursuant to the Capital Commitment described below which generated proceeds of $3,862,000, the issuance of a $655,000 convertible note to Ener1 Group and advances from Ener1 Group of $19,000.

In consideration for the exercise by Ener1 Group of certain warrants, we lowered the exercise prices of certain warrants held by Ener1 Group prior to their expiration. The proceeds of our financing activities during the six months ended June 30, 2007 were used for working capital purposes, including interest payments of $2,572,000 made to the holders of the 2004 Debentures and 2005 Debentures and payments of $1,542,000 of registration delay expenses to holders of our 2004 Debentures and 2005 Debentures.

We incur monthly cash operating expenses, primarily for salaries, insurance, employee benefits and rent, typically ranging from $1,200,000 to $1,600,000. In addition, interest payments of approximately $1,300,000 related to our 2004 Debentures and 2005 Debentures are due at the end of each quarter.

In 2007, Ener1 relied on its controlling shareholder, Ener1 Group, Inc. ("Ener1 Group") for its capital raising efforts and funding to sustain operations on a month-to-month basis. During the first five months of 2007, Ener1 Group, on behalf and for the benefit of Ener1, Inc., raised $6,800,000 in a series of transactions with third parties which was funded to Ener1, Inc. through the exercise of warrants held by Ener1 Group. In June 2007, Ener1 Group agreed to invest up to $15,000,000 in us (the "Capital Commitment"), hopefully to fund up to 95% of our planned operations through December 31, 2007. Funding under the Capital Commitment is subject to our achieving certain operational and financial milestones including monthly limitations on available amounts based on budgeted expenditures. At June 30, 2007, the maximum amount available under the Capital Commitment through December 31, 2007 was $11,700,000. On June 29, 2007, Ener1 Group purchased 12,873,333 shares of common stock from us for $3,862,000 pursuant to the Capital Commitment. Since July 1, 2007, we issued 6,000,000 shares and 3,600,000 warrants and received proceeds of $1,800,000 from Ener1 Group under the Capital Commitment, which we used for working capital. On July 2, 2007, we used $1,286,000 of our available cash for the interest payments then due under the 2004 Debentures and 2005 Debentures. We will require additional funding beyond December 31, 2007, or sooner if the milestones on which the Capital Commitment is conditioned are not met and Ener1 Group does not provide funding under the agreement to meet our past due and on-going operating expenses. We do not have any commitments from other sources to provide additional funding.

We estimate that to fully fund our business plan in 2008, we need to raise a minimum of $25,000,000 in additional capital. We intend to continue efforts to raise substantial additional capital during 2007 and 2008 from strategic and financial investors. In addition, we have received and expect to receive additional financial grants from government and industry sources. During the first half of 2007, we received $1,000,000 in grants and expect to receive an additional $6,000,000 in grants during the second half. These grants are typically in the form of cost sharing development contracts lasting six to eighteen months.

If we are unable to obtain funding from any of the above sources, we plan to seek additional funds from Ener1 Group on terms similar to those obtained during 2007. There is no assurance that Ener1 Group will provide such funds. If we do not obtain adequate short-term working capital and permanent financing, we would have to curtail our research and development activities and adopt an alternative operating model to continue as a going concern.

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

The pricing model we use for determining fair values of our derivatives is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, exchange rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income.

Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" ("EITF 00-19"), requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, we determined that our 2005 Debenture Warrants and the embedded conversion feature of our 2004 Debentures and 2005 Debentures should be separately accounted for as derivative liabilities on our balance sheet. Unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

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

Off-Balance Sheet Arrangements

At June 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(c) (2) of Regulation S-B.

Item 3: Controls and Procedures

As of June 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007 such disclosure controls and procedures are effective.

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 12, 2007, Universal Tool & Engineering Company, Inc. (“UTE”) filed a lawsuit in Superior Court, Marion County, Indiana, against EnerDel. The lawsuit alleged that EnerDel breached its payment obligations under its month-to-month lease. On April 4, 2007, EnerDel filed its answer and counterclaims in Superior Court, Marion County, Indiana, against UTE, as well as a motion indicating its intent to vacate the property and relocate its operations. On April 27, 2007, UTE and EnerDel mutually agreed to terms of a five year lease agreement for EnerDel's Indianapolis, Indiana production facility.

Effective as of March 1, 2007, EnerDel entered into a five year commercial lease, as lessee, of its 92,000 square foot R&D and manufacturing facility in Indianapolis, Indiana, with UTE as lessor. The terms of the lease call for monthly lease payments of $36,417 plus insurance and real estate taxes. In addition, on May 21, 2007, EnerDel, Ener1 and UTE also entered into a Purchase Money Financing Agreement for Additional Improvements under which EnerDel and UTE agreed to settle claims made by UTE that it was entitled to payment for leasehold improvements previously made to the premises. EnerDel agreed to pay $509,000 over a twelve-month period commencing May 1, 2007. EnerDel and UTE withdrew the lawsuits each had previously filed against the other regarding the leasing of the premises and the payment for the leasehold improvements. The agreements are dated as of March 1, 2007 and were approved on May 21, 2007 by the probate court that is overseeing UTE’s operations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In April 2007, we issued 178,572 shares of common stock to an individual, James Gassenheimer, as settlement of an account payable for legal services provided in 2006.

In April 2007, we issued 15,000 shares of common stock to an individual, William Jordan, as compensation for public relations services.

In April and May 2007, we issued 650,000 shares of common stock to two individuals, Scott Griffith and Jesse Shelmire, as compensation for capital raising services.

In May 2007, we issued 320,000 shares of common stock to a former employee, Kevin Fitzgerald, as settlement of a debt for severance expense from 2006.

In May 2007, we issued 2,000,000 shares of common stock to our President, Subhash Dhar.

In May 2007, we issued 20,680,000 shares of common stock to Ener1 Group upon its exercise of 18,800,000 warrants.

In June 2007, we issued 12,873,000 shares of common stock to Ener1 Group as part of its Capital Commitment Agreement.

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

4.3
Registration Rights Agreement dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

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

4.21
Warrant issued to Credit Suisse Securities (USA), LLC, dated January 5, 2007, to purchase 5,000,000 shares of common stock of the Registrant at a price per share of $0.30, incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K dated January 8, 2007.

4.22
$4,500,000 Convertible Promissory Note issued to Ener1 Group, Inc. dated February 13, 2007, incorporated by reference to Exhibit 4.26 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.23
Form of Warrant to purchase 9,000,000 and 18,000,000 shares of Common Stock of the Registrant, issued to Ener1 Group, Inc. dated February 13, 2007, incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.24
Warrant issued to Charles Gassenheimer dated January 5, 2007 to purchase 500,000 shares of common stock of the Registrant, incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.25	$455,000 Convertible Promissory Notes issued to Ener1 Group, Inc. dated November 9, 2006 incorporated by reference to Exhibit 4.29 of Registrant's Quarterly Report on Form 10-QSB, filed May 15, 2007.

4.26	$455,000 Convertible Promissory Notes issued to Ener1 Group, Inc. dated November 9, 2006 incorporated by reference to Exhibit 4.29 of Registrant's Quarterly Report on Form 10-QSB, filed May 15, 2007.

4.27	$655,000 Convertible Promissory Note issued to Ener1 Group, Inc. dated January 19, 2006 incorporated by reference to Exhibit 4.30 of Registrant's Quarterly Report on Form 10-QSB, filed May 15, 2007.

4.28
Form of Registration Rights Agreement among Ener1 Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007 incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form SB-2 filed June 4, 2007.

4.29
Form of Securities Purchase Agreement among Ener1 Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007 incorporated by reference to Exhibit 4.29 to the Registrant’s Registration Statement on Form SB-2 filed June 4, 2007.

10.1	Commercial Lease between EnerDel, Inc. and Universal Tool & Engineering Company, Inc., dated March 1, 2007.*

10.2	Purchase Money Financing Agreement for Additional Improvements between EnerDel, Inc. and Universal Tool & Engineering Company, Inc., dated March 1, 2007.*

10.3	Agreement between Ener1, Inc. and Subhash Dhar incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form SB-2 filed June 4, 2007.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER1, INC.

Dated: August 14, 2007	/s/ Dr. Peter Novak
Dr. Peter Novak Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2007	/s/ Ajit Habbu
Ajit Habbu Chief Financial Officer (Principal Financial and Accounting Officer)