Form 10QSB
period 2007-09-30
ENER1 INC
filed 2007-11-14
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
__________________________________________________________
(Former name, former address, and former fiscal year if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of November 14, 2007
Common Stock, par value $.01 per share	554,595,981

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ENER1, INC. AND SUBSIDIARIES

Form 10-QSB for the Quarter Ended September 30, 2007

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) as of
September 30, 2007 and December 31, 2006	3

Consolidated Statements of Operations (unaudited)
for the three and nine months ended September 30, 2007 and 2006	4

Consolidated Statement of Stockholders’ Deficit (unaudited)
for the nine months ended September 30, 2007	5

Consolidated Statements of Cash Flows (unaudited)
for the nine months ended September 30, 2007 and 2006	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	28

Item 3. Controls and Procedures	33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	38

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents, including restricted cash of $0 and $224, respectively	$1,789	$291
Accounts receivable	184	152
Prepaid expenses and other current assets	434	248
Due from related parties	151	-
Total current assets	2,558	691

Property and equipment, net	4,273	3,554
Investment in EnerStruct, Inc.	-	40
Deferred debenture and note costs, net of amortization of $4,473
and $3,369, respectively	1,958	2,812
Other	179	71
Total assets	$8,968	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	-	27
Notes payable - short-term	667	-
Accounts payable and accrued expenses	3,497	5,937
Interest payable	1,300	1,300
Derivative liabilities	6,010	7,162
Total current liabilities	11,474	14,426

Long-term portion of installment loan	-	39
Convertible notes, advances and accrued interest due to related party,
net of discounts of $5,812 and $3,663, respectively	7,400	7,939
2004 senior convertible debentures, net of discount of $9,022
and $11,780, respectively	10,678	7,920
2005 senior convertible debentures, net of discount of $6,616
and $8,856, respectively	6,457	5,369
Total liabilities	36,009	35,693
Redeemable convertible preferred stock
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	8,032	6,576
Series B Preferred, $.01 par value, 180,000 shares authorized,
152,500 shares issued and outstanding; liquidation preference $15,250	16,743	15,162

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 750,000,000 shares authorized,
501,000,125 and 417,349,560 issued and outstanding, respectively	5,010	4,174
Paid in capital	160,456	137,507
Accumulated deficit	(217,282)	(191,944)
Total stockholders' deficit	(51,816)	(50,263)
Total liabilities and stockholders' deficit	$8,968	$7,168

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$191	$-	$376	$27
Cost of sales	-	-	-	-
Gross profit	191	-	376	27

Operating expenses
General and administrative	1,674	1,434	5,818	8,703
Research and development	3,785	1,911	8,539	4,016
Warrant modification expense	-	-	583	9,200
Depreciation and amortization	134	124	365	323
Total operating expenses	5,593	3,469	15,305	22,242
Loss from operations	(5,402)	(3,469)	(14,929)	(22,215)

Other income (expense):
Interest expense	(4,192)	(3,515)	(11,353)	(9,520)
Registration delay expenses	-	(498)	-	(2,016)
Equity in loss of EnerStruct, Inc.	-	(279)	(40)	(608)
Other	28	(5)	(7)	(5)
Gain (loss) on derivative liabilities	(512)	2,346	991	(1,402)
Total other expense	(4,676)	(1,951)	(10,409)	(13,551)

Loss before income taxes	(10,078)	(5,420)	(25,338)	(35,766)
Income taxes	-	-	-	-
Net loss before minority interest	(10,078)	(5,420)	(25,338)	(35,766)
Minority interest	(513)	(595)	(1,456)	(1,787)
Net loss	(10,591)	(6,015)	(26,794)	(37,553)
Preferred stock dividends	(537)	(661)	(1,581)	(2,033)
Net loss attributable
to common shareholders	$(11,128)	$(6,676)	$(28,375)	$(39,586)

Net loss per share:
basic and diluted	$(0.02)	$(0.02)	$(0.06)	$(0.10)

Weighted average shares outstanding:
basic and diluted	480,745	416,993	455,685	396,297

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
(Unaudited)
(In thousands except share data)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2006	417,349,560	$4,174	$137,507	$(191,944)	$(50,263)

Employee stock options exercised	100,000	1	(1)	-	-
Shares issued in payment of services	3,982,795	39	785		824
Stock-based compensation expense	-	-	729	-	729
Accretion of discount on preferred stock	-	-	(781)	-	(781)
Accrued dividends on preferred stock	-	-	(800)	-	(800)
Warrants exercised by Ener1 Group	41,503,047	415	9,491	-	9,906
Shares purchased by Ener1 Group	32,873,333	329	9,533	-	9,862
Warrant modification expense	-	-	583	-	583
Warrants issued to UTE	-	-	18	-	18
Warrants issued to related party in connection
with debt placement services	-	-	3,236	-	3,236
Shares issued in connection with EnerStruct	3,733,333	37	896	-	933
Shares issued for senior debenture conversions	1,458,057	15	716		731
Net loss (including preferred dividends
payable to minority interest owner charged
to paid in capital)	-	-	(1,456)	(25,338)	(26,794)
Balance September 30, 2007	501,000,125	$5,010	$160,456	$(217,282)	$(51,816)

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Net loss	$(26,794)	$(37,553)

Adjustments to reconcile net (loss) to cash used in operating activities:
(Gain) loss on derivative liabilities	(991)	1,402
Minority interest in losses and preferred dividends of consolidated subsidiary	1,456	1,787
Accretion of discounts on debentures and notes	5,503	4,784
Non-cash interest expense related to financing costs	1,104	947
Non-cash interest expense related to convertible notes and advances
from related party	884	124
Non-cash warrant modification expense	583	9,200
Depreciation	365	323
Stock for services	1,311	1,168
Equity in loss from investment in EnerStruct	40	608
Loss on disposal of equipment	10	5
Assets transferred under Warrant Exercise Agreement	-	927
Changes in current assets, liabilities and other	(1,485)	2,853
Net cash used in operating activities	(18,014)	(13,425)

Investing Activities:
Capital expenditures	(390)	(1,116)
Proceeds from sale of assets	74	20
Net cash used in investing activities	(316)	(1,096)

Financing Activities:
Proceeds from convertible notes and advances from related party, net of costs	5,195	7,080
Proceeds from exercise of warrants	5,206	5,520
Proceeds from sale of stock to related party	9,862	-
Repayment of notes payable	(369)	-
Repayment of bank installment loan	(66)	(19)
Net cash provided by financing activities	19,828	12,581

Net increase (decrease) in cash and equivalents	1,498	(1,940)
Cash and cash equivalents - beginning balance	291	2,082
Cash and cash equivalents - ending balance	$1,789	$142

Supplemental Disclosure of Cash Flow Information

Cash paid during the nine months for:
Interest	$3,863	$3,676
Income taxes	-	-

Non-cash investing and financing activities:
Reduction of advances for exercise of warrants	$4,700	$-
Shares issued in connection with EnerStruct	933	-
Stock issued for conversion of senior debentures	731	-
Notes payable issued in connection with settlement of leasehold	509	-
Reduction of accounts payable for stock and notes payable	399	-
Notes payable issued in connection with purchased research and development	370
Warrants issued in connection with settlement of leasehold	18	-
Warrants issued in connection with the issuance of debt	3,236	4,006
Accrued dividends on preferred stock	800	798
Accretion of discounts on preferred stock	781	1,235
Cashless exercise of options and warrants	1	1
Adjustment for elimination of derivatives as fair value - warrants	-	22,096
Adjustment for conversion of derivatives as fair value - warrants	-	26,449

See notes to consolidated financial statements.

ENER1, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Ener1, Inc. ("Ener1" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB for quarterly reports under Section 13 or 15 (d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The audited financial statements at December 31, 2006, which are included in Ener1’s Annual Report on Form 10-KSB for the year ended December 31, 2006, should be read in conjunction with these consolidated financial statements.

Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

2. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999. In addition, as of September 30, 2007, Ener1 had an accumulated deficit of $217,282,000 and a working capital deficit of $8,916,000 and is not in compliance with its debt agreements’ requirement to pay registration delay expenses related to its senior secured convertible debentures due 2009. It is likely that Ener1's operations will continue to incur negative cash flows through December 31, 2007 and 2008, and Ener1 requires additional financing to fund its planned operations through that time. These conditions give rise to substantial doubt about Ener1's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should Ener1 not be able to continue as a going concern.

In 2007, Ener1 relied on its controlling shareholder, Ener1 Group, Inc. ("Ener1 Group") for its capital raising efforts and funding to sustain operations on a month-to-month basis. During the first five months of 2007, Ener1 Group, on behalf and for the benefit of Ener1, Inc., raised $6,800,000 in a series of transactions with third parties which was funded to Ener1, Inc. through the exercise of warrants held by Ener1 Group. In June 2007, Ener1 Group agreed to invest up to $15,000,000 in Ener1, which amount will fund up to 95% of Ener1's planned operations through December 31, 2007. This funding is subject to Ener1’s achieving certain operational and financial milestones including monthly limitations on available amounts based on budgeted expenditures. During the three and nine months ended September 30, 2007, Ener1 received $6,000,000 and $9,862,000 respectively. The remaining amount of $5,138,000 is available to Ener1 through December 31, 2007, assuming these milestones are met.

Ener1 intends to continue efforts to raise substantial additional capital during 2007 and 2008 from strategic and financial investors. In addition, Ener1 has received $141,000 and expects to receive additional financial grants from government and industry sources. If Ener1 is unable to raise adequate permanent capital for its current plan of operations, achieve the required funding milestones or receive additional financial grants from government and industry sources, it will have to curtail its research and development activities and adopt an alternative operating model to continue as a going concern.

3. NATURE OF BUSINESS

Ener1 is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1’s primary lines of business consist of the development and marketing of advanced Lithium-ion (“Li-ion”) batteries, fuel cells and nanotechnology-related manufacturing processes and materials. In January 2002, Ener1 Group acquired a majority interest in the Company and owns approximately 84% of the outstanding common stock of the Company as of September 30, 2007.

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

4.     INVESTMENT IN ENERSTRUCT

In 2003, Ener1 invested $2,003,000 in EnerStruct, a Japanese company, in exchange for an initial 49% equity ownership interest. Itochu Corporation invested $1,100,000 plus equipment totaling approximately $500,000 for an initial 51% ownership interest. As a result of subsequent investments in 2006 in EnerStruct by Itochu and SBIC, a Japanese venture capital company, Ener1’s equity ownership interest in EnerStruct was reduced to 42%. As of March 31, 2007, the value of Ener1’s investment in EnerStruct was reduced by $2,003,000, which represented Ener1’s share of EnerStruct losses through that date and resulted in a carrying value of $0.

On September 12, 2007, the owners of EnerStruct effectively dissolved the company in a series of simultaneous transactions. Ener1 and Itochu purchased the ownership interest of SBIC for shares of Ener1’s stock. Ener1 issued 400,000 shares of common stock with a value of $100,000 and recorded an additional investment in EnerStruct and the respective ownership became 46% for Ener1 and 54% for Itochu. EnerStruct ceased operations and the two remaining owners agreed to fund the estimated $400,000 in liquidation expenses equally. Ener1 had prepaid $162,000 for these expenses and accrued an additional $38,000 at September 12, 2007 recording an additional investment in EnerStruct of $200,000. Ener1 received property and equipment assets from EnerStruct and capitalized the assets at the value of the additional investment in EnerStruct totaling $300,000 for assets meeting the Company’s capitalization criteria and having future alternative use, offsetting the assets value against the additional $300,000 of investment in EnerStruct. Under the agreement Ener1 gave Itochu a total of $1,353,218 in value for the intangibles which were accounted for as purchased research and development costs since they are not yet commercially viable and at this point, have no alternative future uses without more research and development expenditures. More specifically, the purchased research and development will be used in the design, construction, and testing of pre-production prototypes which is one of the elements of research and development activities defined in FAS 2. Ener1 paid $150,000 in cash, issued short term notes for $369,885, with and imputed interest rate of 10%, and issued 3,333,333 shares of common stock valued at $833,333 to Itochu for the know-how included in this purchased research and development. Per instructions from Itochu, Ener1 issued 400,000 of Itochu’s shares directly to SBIC. This transaction did not meet the definition of a business under Regulation S-X, Rule 11-01(d).

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

•	warrants to purchase common stock associated with the 2005 Debentures (the "2005 Debenture Warrants");

•	warrants to purchase up to 5,500,000 shares of common stock issued to Credit Suisse on January 5, 2007;

•	the conversion feature of a note issued to Ener1 Group on January 19, 2007 (“Group Note IV”);

•	the features of a convertible note and warrants to purchase up to 27,000,000 shares of common stock issued to Ener1 Group on February 13, 2007 (“Group Note V”);

•	warrants to purchase up to 11,880,000 shares of common stock issued to Ener1 Group on May 21, 2007;

•	warrants to purchase up to 100,000 shares of common stock issued to UTE on May 21, 2007;

•	warrants to purchase up to 7,724,000 shares of common stock issued to Ener1 Group on June 29, 2007;

•	warrants to purchase up to 3,600,000 shares of common stock issued to Ener1 Group on August 7, 2007; and

•	warrants to purchase up to 8,400,000 shares of common stock issued to Ener1 Group on September 28, 2007.

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

Based on the guidance in SFAS 133, Ener1 concluded all of the warrants issued on January 5, 2007, May 21, 2007, June 29, 2007, August 7, 2007 and September 28, 2007 are not to be considered derivative instruments since they are both indexed to Ener1’s own stock and classified in stockholders’ equity.

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet and statements of operations as of September 30, 2007 and the impact on the balance sheet as of December 31, 2006 are as follows (in thousands):

	September 30,	December 31,	Adjustments for	Gain
	2007	2006	Conversions	(Loss)

2004 Debentures compound derivative	$2,473	$3,753	$(161)	$1,119
2005 Debentures compound derivative	1,830	2,442	-	612
2005 Debenture Warrants	1,707	967	-	(740)
	$6,010	$7,162	$(161)	$991

Ener1 has authorized and issued Series B Convertible Preferred Stock ("Series B Preferred Stock"). The conversion option for the Series B Preferred Stock was contingent upon Ener1’s sale of common stock under a registration statement.

As an inducement to convert the Series B Preferred stock, the Certificate of Designation was amended by an agreement of the parties in October 2007 specifying conversion terms of $0.40. Ener1 determined that the conversion option did not meet the definition of a derivative under SFAS 133. The Amendment Agreement is described later under subsequent events along with the accounting treatment that will be used.

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

The fair value of the compound derivative embedded in the 2004 Debentures as of September 30, 2007 and December 31, 2006 determined using the lattice valuation model was based on the following management assumptions:

	2004 Debentures
Assumptions:	September 30, 2007	December 31, 2006
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2004 Debentures:	100%	100%
Percent likelihood that an event of default or a fundamental change would occur:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.983	0.896
Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%
The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$1.50	$3.50
Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.50
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	10%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	20%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2004 Debentures as of September 30, 2007 and December 31, 2006 was calculated by management to be $2,473,000 and $3,753,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of September 30, 2007 and December 31, 2006 determined using the lattice valuation model was based on the following management assumptions:

	2005 Debentures
Assumptions:	September 30, 2007	December 31, 2006
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2005 Debentures:	95%	95%
Percent likelihood that an event of default or a fundamental change would occur:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.990	0.977
Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%
The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures and Ener1's common stock price reached:	$1.25	$1.75
Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.00	$1.25
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	10%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	20%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of September 30, 2007 and December 31, 2006 was calculated by management to be $1,830,000 and $2,442,000, respectively.

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

The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for the 2005 Debenture Warrants at issuance date and at September 30, 2007:

	Issue Date	Volatility	Risk-Free Interest Rate	Market Price	Term in Years
Valuation inputs at issuance date for:
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5

Valuation inputs at:
September 30, 2007		130%	4.0%	$0.41	2.5

Based on these Black-Scholes calculations, the fair value of the 2005 Debenture Warrants as of September 30, 2007 and December 31, 2006 was calculated by management to be $1,707,000 and $967,300, respectively.

6. DEBT

2004 SENIOR CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of the 2004 Debentures and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds were $18,527,000. Debentures in the amount of $300,000 have been converted to date.

At the issuance date, the 2004 Debentures were convertible at any time into common shares at a price of $1.25 per share, subject to adjustment for dilutive issuances of common stock by the Company. As of September 30, 2007, the adjusted conversion price was $0.91 per share. The warrants to purchase 16,000,000 shares of common stock had an exercise price of $2.51 per share at the issuance date, subject to adjustment. As of September 30, 2007, the adjusted exercise price was $1.61 per share. The warrants are exercisable at any time through January 21, 2014. In addition, Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 per share to the placement agent for the 2004 Debentures.

Accrued interest expense for the 2004 Debentures was $755,000 and $0 as of September 30, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted. Interest is due quarterly. All interest payments due through September 30, 2007 have been paid. The initial annual interest rate was 5%, which was increased to 7.5% as of July 19, 2004 and 15% as of January 20, 2005 because Ener1 failed to achieve certain milestone requirements in the debentures. Upon issuance, the 2004 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, exceeded the notional debt amount and resulted in a fully discounted debenture. After giving effect to the discount, the effective rate of interest for the 2004 Debentures was 60.5% as of September 30, 2007.

Ener1 may prepay principal at 103% of unpaid principal from January 20, 2007 to January 20, 2008 and 101% of unpaid principal from January 21, 2008 to January 20, 2009. The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Debentures. In the event of any “Event of Default" or "Fundamental Change” as defined under the 2004 Debentures, the holder may require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest. Ener1’s obligations under the 2004 Debentures are partially secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel. As of September 30, 2007, no Fundamental Change has occurred.

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

2005 SENIOR CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of the 2005 Debentures and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000. Debentures in the amount of $1,151,865 were converted in the quarter ended September 30, 2007. These conversions occurred from September 19, 2007 thru September 30, 2007 at a conversion price of $0.79.

As a result of Ener1’s failure to meet certain milestone requirements in the 2005 Debentures, the holders of the 2005 Debentures have a security interest in all of the EnerDel common stock owned by Ener1.

At the issuance date, the 2005 Debentures were convertible at any time into common shares at a price of $1.00 per share subject to adjustment for dilutive issuances of common stock by the Company. As of September 30, 2007, the conversion price was $0.77 per share. The 2005 Debenture Warrants were divided into Series A and Series B. Ener1 issued Series A warrants to purchase 4,267,500 shares of common stock with an exercise price of $1.15 per share at the issuance date, subject to adjustment; as of September 30, 2007, the adjusted exercise price was $0.86 per share. Ener1 issued Series B warrants to purchase 2,845,000 shares of common stock with an exercise price of $1.25 per share at the issuance date, subject to adjustment; as of September 30, 2007, the adjusted exercise price was $0.92 per share. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. In addition, Ener1 issued warrants to purchase up to 426,750 shares of common stock with an initial exercise price of $0.75 per share to the placement agent for the 2005 Debentures.

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

Accrued interest expense for the 2005 Debentures was $545,000 and $0 as of September 30, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. No interest has been converted. Interest is due quarterly. All interest payments due through September 30, 2007 have been paid. The initial annual interest rate was 7.5%, which was increased to 15% as of March 14, 2006 because Ener1 failed to achieve certain milestone requirements of the debentures. Upon issuance, the 2005 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, resulted in a discount to the notional debt amount of the debenture. After giving effect to the discount, the effective rate of interest for the 2005 Debentures was 72.0% as of September 30, 2007.

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

In an “Event of Default” as defined under the 2005 Debentures, the holder may require Ener1 to redeem the 2005 Debentures at a price equal to the greater of (1) 105% of the unpaid principal and accrued interest or (2) the value of the shares that the principal and accrued interest could be converted into at the time of default. In the event of any “Fundamental Change,” as defined in the 2005 Debentures, including the sale or disposition of substantially all of the assets of the Company or certain transactions which result in the transfer of more than 50% of the Company's voting equity, the holder can redeem the 2005 Debentures at a price equal to 115% of the unpaid principal and accrued interest if the fundamental change occurs between March 14, 2006 and March 14, 2007, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after March 14, 2007. As of September 30, 2007, no Fundamental Change has occurred.

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

REGISTRATION DELAY EXPENSES

At December 31, 2006, accrued registration delay expenses relating to the 2004 and 2005 Debentures of $2,221,000 were unpaid. During the nine months ended September 30, 2007, $1,542,000 of the accrued registration delay expenses was paid.

As of November 14, 2007, the Company has not paid registration delay expenses of $679,000. The Company has not entered into a forbearance agreement with, nor received a default notice from, any of the holders with respect to its noncompliance with these payment obligations. If a default notice is delivered, an event of default would occur if payment is not made in ten business days (or 15 business days if the Company is making good faith efforts to cure the default).

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

The conversion option for the Series B Preferred Stock was contingent upon Ener1 filing a registration statement with the Securities and Exchange Commission to register an offering of common stock. The Certificate of Designation was amended by an agreement of the parties (the "Amendment Agreement") in October 2007 to establish a conversion price of $0.40. Ener1 determined that the conversion option did not meet the definition of a derivative under SFAS 133. The Amendment Agreement is discussed under subsequent events along with the accounting treatment that will be used. On October 11, 2007, 150,000 shares of Series B Preferred Stock and accrued dividends were converted into 45,880,965 shares of common stock.

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

In connection with the issuances of its Series B Preferred Stock, Ener1 issued warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.25 per share and warrants to purchase up to 4,236,111 shares of common stock at an exercise price of $1.50 per share. These warrants have a ten-year term. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants. The fair value of the warrants was determined utilizing the Black-Scholes valuation model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance, $0.65 per share and $0.80 per share for October 2004 and February 2005, respectively; expected volatility of 207%; a risk-free interest rate of approximately 1.8%; and a term of ten years. See the disclosure under subsequent events which describes the new terms under the inducement agreement accepted by the holders of the Series B Preferred stock entered into in October 2007.

The following are the components of redeemable preferred stock as of September 30, 2007 (in thousands):

	EnerDel	Ener1
	Series A	Series B

Face value	$8,000	$15,250
Less initial fair value of warrant derivative	(4,620)	(5,514)
Less initial fair value of conversion option	(1,183)	-
Fair value at date of issue	2,197	9,736
Accumulated accretion of discounts	3,890	3,870
Cumulative dividends	1,945	3,137
Carrying value as of September 30, 2007	$8,032	$16,743

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

On February 13, 2007, the Company issued Group Note V, a $4,500,000 subordinated, convertible note, to Ener1 Group, which represents the Company's obligation to repay advances made by Ener1 Group to the Company from September 20, 2006 through December 31, 2006. The principal amount of the note includes a financing fee of $250,000. The note bears interest at the rate of 10% per annum. Upon issuance, Group Note V included beneficial conversion features which resulted in a discount to the notional debt amount of the note. After giving effect to the discount, the effective rate of interest at September 30, 2007 was 79.4%. All interest accrues until the maturity of the note on May 15, 2009, at which time all principal and accrued interest are payable in full, or earlier but not before January 1, 2008, if all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied. The note is subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of the Company's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 9,000,000 shares of the Company’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to the Company.  In connection with the note, the Company issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The exercise price for both these warrants was subsequently reduced to $0.30 per share in connection with the Ener1 Group Capital Commitment on June 29, 2007. These warrants have a five-year term. The value of these warrants at the time of the grant of $3,236,000 was recorded in additional paid in capital as debt issuance costs and is being amortized using the effective interest method over the remaining term of the underlying debt.

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

On May 21, 2007, Ener1 amended the terms of certain warrants with a Black-Scholes value before amendment of $3,272,518 to purchase up to 18,800,000 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $0.60 per share to $0.25 per share. On May 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 18,800,000 common shares with a fair market value of $4,136,000 for $4,700,000 of advances outstanding as of March 31, 2007. In addition, Ener1 issued 1,880,000 shares of Ener1 common stock with a fair market value of $414,000 in exchange for Ener1 Group’s agreement to exercise these warrants prior to their expiration. In addition, Ener1 issued to Ener1 Group immediately exercisable five year warrants to purchase up to 11,880,000 shares of the Company’s common stock at an exercise price of $0.30 per share. Ener1 recorded $0 in warrant modification expense because the fair value of the instruments given up was less than the fair value of the instruments and cash received.

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

Under this arrangement, Ener1 Group purchased 12,873,333 shares of common stock and 7,724,000 five-year warrants with an exercise price of $0.30 per share for $3,862,000. These proceeds were allocated to the common stock and the warrants based on the relative fair market value of each instrument. The fair market value of the shares was $2,960,867 using the closing price on the date of the transaction and the Black-Scholes value of the warrants was $1,545,000.

On August 7, 2007, under this same arrangement, Ener1 Group purchased 6,000,000 shares of common stock and 3,600,000 five-year warrants with an exercise price of $0.30 per share for $1,800,000. These proceeds were allocated to the common stock and the warrants based on the relative fair market value of each instrument. The fair market value of the shares was $1,680,000 using the closing price on the date of the transaction and the Black-Scholes value of the warrants was $864,000.

On September 28, 2007, also under this same arrangement, Ener1 Group purchased 14,000,000 shares of common stock and 8,400,000 five-year warrants with an exercise price of $0.30 per share for $4,200,000. These proceeds were allocated to the common stock and the warrants based on the relative fair market value of each instrument. The fair market value of the shares was $5,740,000 using the closing price on the date of the transaction and the Black-Scholes value of the warrants was $3,024,000.

As of September 30, 2007, Ener1 owed Ener1 Group $0 for advances.

The components of the notes issued to Ener1 Group and advances at September 30, 2007 are as follows (in thousands):
	Group Note I	Group Note II	Group Note III	Group Note IV	Group Note V	Group Advances	Total Group Notes and Advances
Note proceeds and advances	$3,000	$3,000	$455	$655	$4,250	$-	$11,360
Financing fees	250	100	-	-	250	-	600
Total notes and advances	3,250	3,100	455	655	4,500	-	11,960
Unamortized discount related
to fair value of warrants	(1,254)	(1,753)	-	-	(2,805)	-	(5,812)
Accrued interest payable at maturity	407	350	41	46	408	-	1,252
Balance at September 30, 2007	$2,403	$1,697	$496	$701	$2,103	$-	$7,400

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

Under the terms of the Registration Rights Agreement, Ener1 was required to file a registration statement to register the resale of the common stock underlying the Ener1 Group Debentures and the Ener1 Group Warrants with the Securities and Exchange Commission by June 9, 2007. If the registration statement is not declared effective by September 7, 2007, Ener1 is required to pay an amount in cash each month to each holder of the Ener1 Group Debentures, as partial liquidated damages, equal to 2% of the aggregate purchase price paid by such holder for the holder's unregistered securities. On June 4, 2007, Ener1 filed the registration statement. On October 2, 2007, the registration statement became effective resulting in a liability for liquidated damages. As of September 30, 2007, $31,000 was accrued.

9.     STOCK ISSUANCES DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2007

In January 2007, Ener1 issued 175,000 shares of common stock to two individuals as compensation for investor relations services and, in accordance with SFAS 123R, recorded the value of the equity issued as general and administrative expense of $60,000.

In January 2007, Ener1 issued 16,000,000 shares of common stock for $4,000,000 to Ener1 Group upon its exercise of 16,000,000 warrants.

In March 2007, Ener1 issued 100,000 shares of common stock valued at $25,000 to an employee who exercised 100,000 options with an exercise price of $0.00.

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

On May 21, 2007, in connection with an employment agreement with Mr. Subhash Dhar to serve as its President, the Company issued 2,000,000 shares of restricted stock valued at $440,000 to Mr. Dhar. The restricted shares will vest upon the achievement of certain performance related milestones over the expected service period of one year. Ener1 recorded an expense of $158,000, during the nine months ending September 30, 2007. The unamortized portion at September 30, 2007 is $282,000. Effective October 31, 2007, Mr. Dhar resigned as President. No shares had vested and all shares previously granted were cancelled effective on that date; previously expensed amounts were reversed in accordance with SFAS 123R.

In June 2007, Ener1 issued 12,873,000 shares of common stock for $3,862,000 to Ener1 Group as part of its Capital Commitment Agreement.

In July 2007, Ener1’s Board of Directors and the Company’s controlling shareholder approved an increase in the number of shares of common stock authorized from 750,000,000 to 900,000,000. The Company will notify all shareholders after an information statement has been filed and approved by the SEC.

In August 2007, Ener1 issued 6,000,000 shares of common stock for $1,800,000 to Ener1 Group as part of its Capital Commitment Agreement.

In September 2007, Ener1 issued 14,000,000 shares of common stock for $4,200,000 to Ener1 Group as part of its Capital Commitment Agreement.

In September 2007, Ener1 issued 3,333,333 shares of common stock to Itochu and 400,000 shares of common stock to SBIC as part of its purchase of patents and know-how in connection with the EnerStruct transaction.

In September 2007, Ener1 issued 1,458,057 shares of common stock for conversion of $1,151,865 of the 2005 senior debentures.

10.     STOCK-BASED COMPENSATION

At September 30, 2007, Ener1 had eight active stock-based employee, executive, director, advisory board and consultant compensation plans.

Valuation and Expense Information under SFAS 123R

Ener1 recorded share-based compensation costs related only to stock-based employee plans of $729,000 and $1,168,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Risk-Free Interest Rate: Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through September 30, 2007 was 4.0%.

Expected Volatility: Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The weighted-average expected volatility used during the period options were granted was 104%.

Expected Dividend Yield: Ener1 does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

Stock Options

A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of September 30, 2007 is as follows:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2006	29,275,205	$0.36
Granted	3,600,000	$0.31
Exercised	(100,000)	$0.00
Forfeited or expired	(835,000)	$0.33
Outstanding at September 30, 2007	31,940,205	$0.36	8.1	$3,688,319

Exercisable at September 30, 2007	13,802,555	$0.47	6.7	$1,230,221

On May 21, 2007, in connection with an employment agreement with Mr. Subhash Dhar to serve as its President, the Company issued options to purchase 3,000,000 shares of common stock; options to purchase 1,500,000 shares have an exercise price of $0.28 per share and the remaining options have an exercise price of $0.35 per share. None of these options will vest until the price of the common stock of the Company has reached $1.00 per share. The fair value of these options on the date of grant using Black-Scholes was computed as $600,000 and, in accordance with SFAS 123R, will be expensed over the expected service period of two years. The Company recorded an expense of $108,000, during the period ending September 30, 2007. The unamortized portion at September 30, 2007 is $492,000. Effective October 31, 2007, Mr. Dhar resigned as President, his options were cancelled effective on that date and previously expensed amounts were reversed in accordance with SFAS 123R.

On July 31, 2007, in connection with their election to the Board of Directors of Ener1, Mr. Thomas Snyder and Mr. Kenneth Baker each received ten year options to purchase 300,000 shares of common stock at an exercise price of $0.30 per share. These options will vest one third per year over three years. The fair value of these options on the date of grant using Black-Scholes was computed as $150,000 and, in accordance with SFAS 123R, will be expensed over the vesting period of three years.

During the nine months ending September 30, 2007, Ener1 recognized $729,000 in amortization of stock options granted in previous periods.

One employee exercised options to purchase a total of 100,000 shares in March 2007 at an exercise price of $0.00. The total intrinsic value of these shares on the date of exercise was $25,000.

As of September 30, 2007, there was $1,723,000 of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

During the nine months ended September 30, 2007, options to purchase 835,000 shares issued to various employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

11. WARRANTS

A summary of the changes in warrants outstanding as of September 30, 2007 is as follows:

Warrants	Number of Warrants	Weighted Average Price	Average Remaining Term in Years	Intrinsic Value

Outstanding at December 31, 2006	107,931,471	$1.20
Granted	64,204,000	$0.41
Exercised	(39,623,047)	$0.25
Forfeited or expired	-
Outstanding and Exercisable at September 30, 2007	132,512,424	$0.65	4.7	$86,118,170

On January 5, 2007, in conjunction with a Purchase Agreement among Ener1 Group, Ener1 and Credit Suisse, Ener1 amended the terms of certain warrants to purchase up to 16,000,000 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $2.00 and $1.50 per share to $0.25 per share. On January 5, 2007, following this amendment, Ener1 Group exercised all of these warrants to purchase 16,000,000 common shares for $4,000,000. In connection with this transaction, the Company issued to Credit Suisse Securities (USA), LLC, five year warrants to purchase up to 5,000,000 shares of the Company’s common stock at an exercise price of $0.30 per share and also issued to Charles Gassenheimer five year warrants to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share. Ener1 recorded $0 in warrant modification expense because the fair value of the warrants after modification was less than the fair value before modification.

On February 13, 2007, in connection with the issuance of Group Note V, the Company issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of the Company’s common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The exercise price for both these warrants was subsequently reduced to $0.30 per share in connection with the Ener1 Group Capital Commitment Agreement on June 29, 2007.

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

On May 21, 2007, Ener1 amended the terms of 9,000,000 Group Note II Warrants and 9,800,000 Group Note V Warrants to purchase up to 18,800,000 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $0.60 per share to $0.25 per share. On May 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 18,800,000 common shares for $4,700,000. In connection with this transaction, the Company issued to Ener1 Group five year warrants to purchase up to 11,880,000 shares of the Company’s common stock with an exercise price of $0.30 per share. Ener1 recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

On May 21, 2007, Ener1 issued five year warrants to UTE to purchase 100,000 shares of Ener1 common stock at an exercise price of $0.50 per share as part of a Purchase Money Financing Agreement.

On June 29, 2007, August 7, 2007 and September 28, 2007, Ener1 issued five year warrants to Ener1 Group to purchase 7,724,000 shares, 3,600,000 shares and 8,400,000 shares of Ener1 common stock at an exercise price of $0.30 per share as part of its Capital Commitment Agreement.

In October 2007, Ener1 amended terms of certain of its outstanding warrants as well as entered into a commitment to issue additional warrants if certain contingent events occur as described later under subsequent events.

12. EARNINGS PER SHARE

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and upon the conversion of the Company’s convertible debentures. In calculating diluted net income (loss) per share, the numerator is also adjusted to: (1) add back interest expense in the convertible debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive. Weighted-average common shares for the periods presented do not include any common stock equivalents because their inclusion would be anti-dilutive. The Company’s Series B Preferred Stock was not convertible at September 30, 2007 and these common stock equivalents were excluded from the earnings per share calculations. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect of including them would have been antidilutive:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock options that were not in the money	5,197,759	14,667,205	5,197,759	14,667,205
Warrants that were not in the money	43,280,288	80,931,471	43,280,288	80,931,471
Plus shares from assumed conversion of
convertible instruments
2004 Debentures	21,648,352	17,433,628	21,648,352	17,433,628
2005 Debentures	16,978,097	15,295,699	16,978,097	15,295,699
Group Convertible Notes	23,920,000	14,860,000	23,920,000	14,860,000
Total potential common shares excluded
from weighted average shares	111,024,496	143,188,003	111,024,496	143,188,003

13. SEGMENT REPORTING

As of September 30, 2007, Ener1 is organized based upon the following segments: corporate, battery, fuel cell and nanotechnology. Corporate provides management and administration services to the subsidiaries. The battery business develops and markets advanced Li-ion batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

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

The table below provides segment financial information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales:
Battery	$234	$-	$234	$-
Fuel Cell	(43)	-	142	27
Total net sales	$191	$-	$376	$27

Net income (loss):
Corporate	1,474	6,844	(1,938)	(10,552)
Battery	(8,122)	(6,076)	(17,352)	(15,933)
Fuel Cell	(3,020)	(1,326)	(5,499)	(4,464)
Nanotechnology	(922)	(5,457)	(2,004)	(6,604)
Net income (loss)	$(10,591)	$(6,015)	$(26,794)	$(37,553)

Corporate allocations:
Corporate	4,660	3,408	12,156	12,471
Battery	(3,197)	(2,415)	(8,606)	(8,720)
Fuel Cell	(1,116)	(781)	(2,569)	(2,801)
Nanotechnology	(347)	(212)	(981)	(950)
Net income (loss)	$-	$-	$-	$-

			September 30,	December 31,
			2007	2006
Assets:
Corporate			4,400	3,487
Battery			4,294	3,510
Fuel Cell			226	104
Nanotechnology			49	67
Total assets			$8,968	$7,168

Ener1 reports proceeds from grants such as USABC as a reduction of research and development expense. Proceeds from grants were $141,000 and $0 in the nine months ended September 30, 2007 and 2006, respectively.

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

Concentrations of Credit Risk

Financial instruments that subject Ener1 to credit risk consist of cash balances maintained in excess of federal depository insurance limits. The accounts maintained by Ener1 at banks are insured by the Federal Deposit Insurance Corporation up to $100,000 per account. The uninsured balance was $1,687,000 at September 30, 2007. Ener1 has not experienced any credit losses in such accounts and believes it is not exposed to any significant risk of loss based on this exposure.

15.     SUBSEQUENT EVENTS

Purchase of Ener1 Inc common stock under Capital Commitment agreement

Since October 1, 2007 Ener1 Group purchased an additional 7,397,150 common shares and 4,438,290 five year warrants with an exercise price of $0.30 for $2,219,145 under the Capital Commitment agreement. The funds were used for working capital.

Series B Preferred Stock Amendment Agreement

In October 2007, as an inducement to convert the outstanding Series B Preferred stock, Ener1 and the holders of the Series B Preferred Stock (Cofis and Ener1Group) agreed to the following terms:

•
each holder of Series B Stock will have the right until December 31, 2007 to convert shares of Series B Stock, plus any accrued and unpaid dividends on such Series B Stock, into shares of common stock of Ener1 (the "Common Stock") at a conversion ratio using a price of $0.40 per share (the "Conversion Price"), which was equal to the market value of the common stock on the date of the agreement,

•
Ener1 may elect at any time prior to December 31, 2007 to "force" the conversion of the Series B Stock, together with accrued and unpaid dividends, into Common Stock at the Conversion Price as of 11:59 p.m. on December 31, 2007,

•
the warrants issued by the Company to purchase 4,236,111 shares of Common Stock with an exercise price of $1.25 per share (the "Original $1.25 Warrants") are amended to enable the holder thereof to purchase 18,677,699 shares of Common Stock at an exercise price of $0.40 per share,

•
the warrants issued by the Company to purchase 4,236,111 shares of Common Stock with an exercise price of $1.50 per share (the "Original $1.50 Warrants" ) are amended to enable the holders thereof to purchase 18,677,699 shares at an exercise price of $0.40 per share,

•
Ener1 will issue additional warrants to Cofis and Ener1 Group (pro rata in proportion to the amount of Series B Stock held by each of them) in the event that a Triggering Event occurs. The additional warrants will entitle the holders to purchase an aggregate of 15,362,100 shares of Common Stock at an exercise price of $0.001 per share and will expire at 5:00 p.m. (New York time) on January 1, 2008. "Triggering Event" means the occurrence of either or both of the following events prior to December 1, 2007:

•
Ener1 fails to sell, in one or more transactions with gross proceeds of at least $10 million dollars at a price per share equal to at least $0.40 and warrant coverage not greater than 60% of the aggregate investment amount exercisable and with an exercise price of not less than $0.40 per share; or

•
(the volume weighted average price of the Common Stock ("VWAP") is less than $0.30 and, during the period of either (a) ten (10) consecutive Trading Days immediately following such trading day, or (b) fifteen trading days (whether or not consecutive) following such trading day but prior to December 1, 2007, the daily VWAP on each such day is less than $0.33.

In accordance with SFAS 84 and EITF Topic No. D-42, Ener1 accounted for this transaction as an inducement to convert the preferred instruments into common stock. Ener1 will recognize a preferred stock dividend of approximately $8,400,000 on the date the terms were accepted by the holders. This represents the excess of consideration over the fair value of securities issuable pursuant to the original conversion terms.

On October 11, 2007, Cofis converted its 150,000 shares of Series B Stock and all accrued dividends into 45,880,965 shares of Ener1 common stock, surrendered 8,333,332 original warrants and received 36,743,014 five year warrants expiring August 14, 2012 with an exercise price of $0.40 per share.

As of November 14, 2007, Ener1 has not issued any additional warrants to Cofis or Ener1 under the terms of the Amendment Agreement above as none of the triggering events have occurred.

Ener1 Inc Management Changes

On October 30, 2007, Mr. Anton Zingarevich was named Vice President of Operations for Ener1 and Chief Executive Officer of our NanoEner subsidiary. Mr. Zingarevich is the son of one of the principal shareholders of Bzinfin S.A., which owns the majority of Ener1 Group which in turn is Ener1’s majority shareholder. Ener1 Group has agreed to pay 40% of Mr. Zingarevich’s annual salary of $100,000.

On October 30, 2007, Gerard Herlihy was named Chief Financial Officer ("CFO") of Ener1. Mr. Herlihy is also President and CFO of Splinex Technology Inc., an Ener1 related company. Mr. Herlihy will devote substantially all of his time to his role at Ener1 except for administrative duties at Splinex.

Conversions of Senior Debentures

2004 Debentures of $365,952 have been converted into 402,145 shares of common stock at a conversion price of $0.91 since October 1, 2007.

2005 Debentures of $1,372,482 plus $ 4,333 of interest have been converted into 1,879,939 shares of common stock at conversion prices of $0.72 to $0.79 since October 1, 2007.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to our expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. The following important factors, in addition to those discussed in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements: our ability to raise capital; general economic conditions; competition; our ability to control costs; changes within our industries; release of new and upgraded products and services by us or our competitors; EnerDel's ability to deliver prototype, production samples and finished product to electric vehicle customers; development of our sales force; employee retention; managerial execution; legal and regulatory issues; changes in accounting policies or practices; and successful adoption of our products and services.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Ener1 has experienced net operating losses since 1997 and negative cash flows from operations since 1999 and had an accumulated deficit of $217,282,000 and a working capital deficit of $8,916,000 as of September 30, 2007. It is likely that Ener1’s operations will continue to incur negative cash flows through December 31, 2007 and additional financing will be required to fund Ener1’s planned operations and meet its current obligations through those periods. Such conditions raise substantial doubt about Ener1’s ability to continue as a going concern.

Results of Operations

While we had no significant sales or gross profit from continuing operations in the nine months ended September 30, 2007, sales increased $349,000 from $27,000 for the nine months ended September 30, 2006 to $376,000 for the nine months ended September 30, 2007. The primary cause for the increase is due to EnerDel’s sales of $182,000 to the Office of Naval Research under a cost plus fixed fee contract for $854,000 through March 2008. In addition to sales, Ener1 reports proceeds from grants such as USABC and FHI as a reduction of research and development expenses. Proceeds from grants were $141,000 and $0 in the nine months ended September 30, 2007 and 2006, respectively.

Nine Months Ended September 30, 2007

 Net income (loss). We reported a net loss of $26,794,000 for the nine months ended September 30, 2007, a decrease of $10,759,000 when compared to a net loss of $37,553,000 for the nine months ended September 30, 2006. The decrease in net loss was due to a decrease of $2,393,000 in loss on derivative liabilities, a decrease of $8,617,000 in warrant modification expense, and a decrease in general and administrative expenses of $2,885,000, partially offset by an increase of $4,523,000 in research and development expenses.

Losses from operations. We reported losses from operations of $14,929,000 for the nine months ended September 30, 2007, a decrease of $7,286,000 when compared to losses from operations of $22,215,000 for the nine months ended September 30, 2006. The decrease in operating losses was attributable to a $2,885,000 decrease in general and administrative expenses and an $8,617,000 reduction in warrant modification expense, partially offset by a $4,523,000 increase in research and development expenses.

General and administrative (“G&A”) expenses. G&A decreased $2,885,000, or 33%, to $5,818,000 for the nine months ended September 30, 2007, compared to $8,703,000 for the nine months ended September 30, 2006. This decrease was due to decreases of $1,091,000 in legal and professional fees which were higher in 2006 due to work required to analyze and account for financial derivatives, $861,000 in stock based compensation due to adoption of SFAS 123R effective January 1, 2006, $261,000 in insurance expenses and $114,000 in outside services, partially offset by an increase of $304,000 in investment banker fees. In addition, G&A expenses for the nine months ended September 30, 2006 include $927,000 of expenses related to the modification of certain warrants issued to Ener1 Group, for which there were no corresponding costs in the nine months ended September 30, 2007.

Research and development (“R&D”) expenses. Our R&D expenses were $8,539,000 and $4,016,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $4,523,000 or 113%. The increase is primarily attributable to R&D activity associated with our battery business which consolidated its operations, equipment and personnel into our Indiana manufacturing and R&D facility during the first half of 2006. R&D expenses were lower during this transition period but began accelerating as Li-ion battery development activities increased starting in the second half of 2006. In addition, the increase for the nine months ended September 30, 2007 is due to the acquisition of in-process R&D totaling $1,353,218 in September 2007.

R&D expenses for the nine months ended September 30, 2007 included $4,642,000 of expenses incurred in connection with our battery business, $1,918,000 of expenses incurred in connection with our fuel cell business, and $626,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for the nine months ended September 30, 2006 included $2,413,000 of expenses incurred in connection with our battery business, $1,201,000 of expenses incurred in connection with our fuel cell business, and $402,000 of expenses incurred in connection with our nanotechnology business.

Warrant modification expense. Warrant modification expense decreased $8,617,000 to $583,000 for the nine months ended September 30, 2007 compared to $9,200,000 for the nine months ended September 30, 2006. Warrant modification expense for the nine months ended September 30, 2007 resulted from warrants being modified under the Capital Commitment agreement with Ener1 Group in June 2007. Warrant modification expense of $9,200,000 for the nine months ended September 30, 2006 resulted from modification of the terms of certain warrants to purchase our common stock issued to Ener1 Group in accordance with the Warrant Exercise Agreement.

Interest expense. Interest expense was $11,353,000 and $9,520,000 for the nine months ended September 30, 2007 and 2006, respectively, an increase of $1,833,000 or 19%. The increase was primarily due to an increase of $5,610,000 in the principal amount of convertible notes due to Ener1 Group and increased amortization of discount and deferred financing costs on those notes.

Registration delay expenses. Registration delay expenses decreased $2,016,000 to $0 for the nine months ended September 30, 2007 compared to $2,016,000 for the nine months ended September 30, 2006 because we ceased incurring registration delay expenses relating to the 2004 Debentures when our obligation to register the resale of the common stock underlying the 2004 Debentures expired on January 20, 2006 and we ceased incurring registration delay expenses relating to the 2005 Debentures when the registration statement for the common stock underlying the 2005 Debentures was declared effective on September 8, 2006.

Gain (loss) on derivative liabilities. Gain (loss) on derivative liabilities decreased $2,393,000 from a loss on derivative liabilities of $1,402,000 for the nine months ended September 30, 2006 to a gain on derivative liabilities of $991,000 for the nine months ended September 30, 2007. The decrease was comprised of a decrease in loss on derivative liabilities of $5,723,000 associated with various financial instruments that were terminated, exercised or changed in status, which caused them to no longer be treated as derivative liabilities at September 30, 2006, partially offset by a decrease in gain on derivative liabilities of $3,330,000 attributable to non-cash changes in the accounting value of other freestanding and embedded derivative liabilities, primarily due to changes in the market price of our common stock.

Liquidity and Capital Resources

At September 30, 2007, we had a working capital deficit of $8,916,000 (a deficit of $2,906,000 excluding derivative liabilities). Our available cash at September 30, 2007 was $1,716,000. We used $18,135,000 of cash for operating activities in the nine months ended September 30, 2007, which was funded through financing activities of $19,876,000. These financing activities consisted primarily of funding from Ener1 Group, our controlling shareholder, through convertible notes and exercise of warrants to purchase Ener1 common stock, which generated proceeds of $10,401,000, and its purchase of common stock pursuant to the Capital Commitment described below which generated proceeds of $9,862,000.

In consideration for the exercise by Ener1 Group of certain warrants, we lowered the exercise prices of certain warrants held by Ener1 Group prior to their expiration. The proceeds of our financing activities during the nine months ended September 30, 2007 were used for working capital purposes, including interest payments of $3,859,000 made to the holders of the 2004 Debentures and 2005 Debentures and payments of $1,542,000 of registration delay expenses to holders of our 2004 Debentures and 2005 Debentures.

We incur monthly cash operating expenses, primarily for salaries, insurance, employee benefits and rent, typically ranging from $1,200,000 to $1,600,000. In addition, interest payments of approximately $1,300,000 related to our 2004 Debentures and 2005 Debentures are due at the end of each quarter.

In 2007, Ener1 relied on its controlling shareholder, Ener1 Group, Inc. ("Ener1 Group") for its capital raising efforts and funding to sustain operations on a month-to-month basis. During the first five months of 2007, Ener1 Group, on behalf and for the benefit of Ener1, Inc., raised $6,800,000 in a series of transactions with third parties which was funded to Ener1, Inc. through the exercise of warrants held by Ener1 Group. In June 2007, Ener1 Group agreed to invest up to $15,000,000 in us (the "Capital Commitment"), hopefully to fund up to 95% of our planned operations through December 31, 2007. Funding under the Capital Commitment is subject to our achieving certain operational and financial milestones including monthly limitations on available amounts based on budgeted expenditures. At September 30, 2007, the maximum amount available under the Capital Commitment through December 31, 2007 was $5,700,000. From June 29, 2007 through September 30, 2007, Ener1 Group purchased 32,873,333 shares of common stock from us for $9,862,000 pursuant to the Capital Commitment. On October 1, 2007, we used $1,296,000 of our available cash for the interest payments then due under the 2004 Debentures and 2005 Debentures. We will require additional funding beyond December 31, 2007, or sooner if the milestones on which the Capital Commitment is conditioned are not met and Ener1 Group does not provide funding under the agreement to meet our past due and on-going operating expenses. We do not have any commitments from other sources to provide additional funding.

We estimate that to fully fund our business plan in 2008, we need to raise a minimum of $25,000,000 in additional capital. We intend to continue efforts to raise substantial additional capital during 2007 and 2008 from strategic and financial investors. In addition, we have received and expect to receive additional financial grants from government and industry sources. During the first nine months of 2007, we were awarded $10,000,000 in grants. These grants are typically in the form of cost sharing development contracts which will be implemented over the next six to eighteen months and will offset research and development efforts. If we are unable to obtain funding from any of the above sources, we plan to seek additional funds from Ener1 Group on terms similar to those obtained during 2007. There is no assurance that Ener1 Group will provide such funds. If we do not obtain adequate short-term working capital and permanent financing, we would have to curtail our research and development activities and adopt an alternative operating model to continue as a going concern.

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

Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"), requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, we determined that our 2005 Debenture Warrants and the embedded conversion feature of our 2004 Debentures and 2005 Debentures should be separately accounted for as derivative liabilities on our balance sheet. Unrealized changes in the values of these derivatives are recorded in our consolidated statement of operations as “Gain (loss) on derivative liabilities.”

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

Off-Balance Sheet Arrangements

At September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(c) (2) of Regulation S-B.

Item 3: Controls and Procedures

As of September 30, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007 such disclosure controls and procedures are effective.

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We have initiated a review of our internal controls over financial reporting as required by Section 404 of the Sarbanes Oxley Act of 2002 and results of the review will be included in our 10K for the fiscal year ending on December 31, 2007 as required by the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

We receive communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. During the three months ended September 30, 2007, there were no legal proceedings to report.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, we issued 6,000,000 shares of common stock to Ener1 Group as part of its Capital Commitment Agreement.

In September 2007, we issued 3,333,333 shares of common stock to Itochu Corporation and 400,000 shares of common stock to SBIC upon the dissolution of EnerStruct.

In September 2007, we issued 1,458,057 shares of common stock to Portside Growth and Opportunity Fund upon its partial conversion of its 2004 Debentures.

In September 2007, we issued 14,000,000 shares of common stock to Ener1 Group as part of its Capital Commitment Agreement.

All of the issuances of securities described above were exempt from registration under Section 4(2) of the Securities Act as issuances not involving a public offering.

Item 6: Exhibits

3.1	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed on December 6, 2004.

3.2	By-laws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2 (Registration No. 333-112837), filed February 13, 2004.

3.3
Certificate of Designations of Series B Convertible Preferred Stock, dated October 15, 2004, incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

3.4	Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

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

4.30	Amended Certificate of Designation of Series B Convertible Preferred Stock of Ener1, Inc., dated October 10, 2007.*

10.1	Commercial Lease between EnerDel, Inc. and Universal Tool & Engineering Company, Inc., dated March 1, 2007.

10.2	Purchase Money Financing Agreement for Additional Improvements between EnerDel, Inc. and Universal Tool & Engineering Company, Inc., dated March 1, 2007.

10.3	Agreement between Ener1, Inc. and Subhash Dhar incorporated by reference to Exhibit 10.45 to the Registrant’s Registration Statement on Form SB-2 filed June 4, 2007.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER1, INC.

Dated: November 14, 2007	By:	/s/ Dr. Peter Novak
Dr. Peter Novak
Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2007	By:	/s/ Gerard Herlihy
Gerard Herlihy
Chief Financial Officer (Principal Financial and Accounting Officer)