Form 10KSB
period 2007-12-31
ENER1 INC
filed 2008-03-12
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_________________
Form 10-KSB

    ☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007

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
Yes ☐  No ☒

The issuer’s revenue for its fiscal year ended December 31, 2007 was $280,000.

The aggregate market value of voting stock held by non-affiliates (223,433,331 shares) as of February 29, 2008: $192,152,665 based on the $0.86 closing price for the common stock quoted on the OTC Bulletin Board on such date.

Shares of Common Stock outstanding as of February 29, 2008: 652,328,047 shares.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ENER1, INC.
ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I
Unless the context requires otherwise, references in this report to “Ener1,” “we,” “us,” the “Company” and “our” refer to Ener1, Inc. and its consolidated subsidiaries.

ITEM 1: BUSINESS

BUSINESS

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, Inc. (“EnerDel”) develops lithium ion ("Li-ion") batteries for automotive, military and other industrial uses. EnerFuel, Inc. (“EnerFuel”) develops fuel cell products and services. NanoEner, Inc. (“NanoEner”) develops technologies, materials and equipment for nanomanufacturing.

Currently, we generate minimal revenue from sales of Ener1’s products. We have developed a working prototype of our hybrid electric vehicle (“HEV”) battery pack and are producing sample cells for testing for an electric vehicle (“EV”) battery pack. Our products are considered under development.

Since September 30, 2007, we have raised additional capital and our financial condition has improved due to conversions of convertible debt and preferred equity into common stock. We will require additional capital investment to increase our production capacity to meet currently anticipated demands for our products in development. We have contracted with Think Global AS of Oslo, Norway, ("Think"), an automotive manufacturer, to develop prototype samples for a lithium battery for an EV. If our prototypes are accepted by Think Global, we expect to begin shipping batteries to them under a Supply Agreement by the end of 2008. We plan to spend approximately $12 million in 2008 to purchase coating machines and other automated equipment required for production of battery packs under this supply agreement and for possible HEV battery pack production in future years. If our product development efforts are successful, we will need to increase our production capacity and our capital needs will increase substantially.

We have developed a Li-ion battery for HEVs that we believe has significant competitive advantages because of its safety, power and other performance characteristics. In particular, our battery chemistry, which uses lithium titanate for the anode material, does not experience thermal problems that sometimes occur in lithium batteries used in consumer electronics. Our HEV battery cell was developed under an ongoing program with the United States Advanced Battery Consortium (“USABC”). The USABC is a consortium of three major U.S. auto manufacturers, Ford, General Motors and Chrysler, with funding provided by the U.S. Department of Energy (“DOE”).

We are also developing a lithium titanate battery for Plug-in Hybrid Electric Vehicles (“PHEV”) under an award from the DOE which is also managed by the USABC.

The major automotive companies have discussed plans to introduce Li-ion batteries in HEVs and PHEVs with varying dates by 2010 and 2011. Through 2007, no major HEV battery production contracts had been formally announced. While none of the announced HEV or PHEV models have yet been converted to use Li-ion batteries, Toyota, General Motors and Mercedes-Benz have announced plans to use Li-ion batteries in HEVs and PHEVs. In March 2008 in Geneva both General Motors and Mercedes-Benz were the first to formally announce that they would use Li-ion batteries in certain 2009 and 2010 models in limited quantities.

We believe that the market for HEVs will grow dramatically during the next few years due to the large number of planned introductions of HEVs by the major automotive manufacturers. The total number of cars and light trucks sold in North America in 2007 was 19,316,295 compared with sales of 18,908,099 for 2006, an increase of approximately 2%.  Total US sales for the five most popular hybrids in 2007 totaled 311,726, compared with sales of 220,425 in 2006, an increase of approximately 41%. We believe that this growth will continue if an affordable Li-ion battery is developed. Furthermore, we believe that Li-ion batteries will eventually replace existing battery technology for HEVs once Li-ion technology is adopted for automotive use because Li-ion batteries weigh less, take up less space/volume, have more power and are expected to cost less than the nickel metal hydride batteries currently used in HEVs.

EnerFuel is developing what we believe will be the next generation of high-temperature fuel cells. These cells are intended to address the fuel cell industry's need for fuel cells that are smaller, less costly and less complex. EnerFuel is pursuing fuel cell related opportunities in the portable power, auxiliary power, distributed power and backup power markets. EnerFuel has developed a new fuel-cell-powered remote surveillance camera, a prototype of which was exhibited October 15, 2007.

NanoEner, our nanotechnology subsidiary, has built prototype equipment that utilizes our proprietary High Pressure Vapor Deposition Solidification (HDS) process for depositing materials onto battery electrodes as part of the battery cell manufacturing process. NanoEner is developing electrodes produced using this process for internal testing.

2007 Developments

In January 2007, EnerDel received test results of its battery cells developed under Phase I of the development program with USABC, conducted by Idaho National Laboratory. The test results met or exceeded all of the initial test requirements and Phase I of the development program is complete.

On May 22, 2007, we were awarded a research contract from the Office of Naval Research (“ONR”) in the amount of $853,000 to develop a Li-ion battery system for use in asset tracking applications. In addition, Congress has approved additional Department of Defense (“DOD”) appropriations for research contracts to be awarded to EnerDel totaling approximately $4.4 million net. The terms of these contracts are under negotiation and review by the DOD; EnerDel has not entered into any of these contracts or been awarded any of these funds.

In September 2007, we signed a technology license agreement with ITOCHU Corporation for intellectual property developed by EnerStruct and intellectual property under a patent and patent applications of EnerStruct and ITOCHU regarding lithium ion battery technology. Ener1 formed a new subsidiary, EnerDel (Japan), Inc., to continue its Japanese operations and hired key employees of the EnerStruct joint venture, which was terminated in September 2007.

On September 18, 2007, we were awarded a Phase II Li-ion battery technology development contract from the USABC to develop further our Li-ion battery technology for hybrid-electric vehicle applications. The 18-month contract in the amount of $6.5 million (net value of $3,250,000) requires that EnerDel share 50 percent of the project costs.

On September 26, 2007, the DOE awarded us a $2.5 million contract (net value of $1,250,000) over two years for PHEV battery research.

On October 9, 2007, we unveiled a working prototype of an HEV battery pack.

On October 15, 2007, we entered into a Supply Agreement with Think to supply lithium ion battery packs for the Think electric vehicle, Think City. If our prototypes are accepted by Think, they will purchase approximately $70 million of batteries based upon Think's minimum forecasted vehicle delivery schedule over an approximate two-year period. Think is not obligated to buy any units if design and test requirements are not met.

In December 2007, we exhibited a working HEV using our battery pack at the Electric Vehicle Symposium (EVS23) in Anaheim California.

At February 29, 2008, we had 104 full time employees.

Company History

Ener1 is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida. Ener1 Group, Inc., a privately held technology incubator company headquartered in Fort Lauderdale ("Ener1 Group"), acquired an 80% stake in our company in early 2002. At December 31, 2007, Ener1 Group owned approximately 66% of our outstanding common stock and three of our nine directors are affiliated with Ener1 Group. At December 31, 2007, Bzinfin, S.A., the owner of 66% of the common stock of Ener1 Group, directly owned approximately 3% of our outstanding common stock.

In October 2002, we changed our name from Boca Research, Inc. to Ener1, Inc. Boca Research was in the business of developing and marketing modems and network communications systems, devices and software, including set top boxes for use in hotels and hospitals. During 2002 and 2003, we exited this business to focus on alternative energy technologies including the development of lithium ion batteries. In December 2004, we transferred all of the assets of the set top box business to TVR Communications, LLC in return for a 5% equity interest in TVR Communications. In 2006, we transferred this ownership interest to Ener1 Group.

In September 2002, we acquired Ener1 Battery Company ("Ener1 Battery"), which was engaged in research, development and marketing of Li-ion battery technologies, from Ener1 Group in return for a combination of equity and debt consideration. Ener1 Battery’s assets included several pending patent applications for various lithium battery technologies; a staff of research and development engineers; the land and building where Ener1 Battery conducted its operations; and lithium battery research, development and production equipment.

In October 2004, we and Delphi Corporation (“Delphi”) contributed our respective lithium battery operations to newly formed EnerDel. EnerDel is located in Indianapolis, Indiana. Delphi, which had ten years of experience in Li-ion battery research and development, contributed the following assets to EnerDel: testing and production equipment, Delphi's Li-ion patent portfolio, manufacturing facilities in Indianapolis and technical resources including the services of engineers and technical information. We contributed the following assets to EnerDel: $15,000,000 in cash for working capital, substantially all of our battery-related patents and patent applications, technical resources including scientists and engineers and exclusive use of all of our battery testing and production equipment.

We own 80.5% of EnerDel’s outstanding common stock and Delphi owns the remaining 19.5%. Delphi also owns 8,000 shares of EnerDel 8% Non-Voting Cumulative and Redeemable Series A Preferred Stock, which has a liquidation value of $8,000,000 plus accrued dividends. Delphi is currently in Chapter 11 bankruptcy proceedings. It has not contributed any capital to EnerDel since its formation, and Ener1 has the ability to reduce Delphi’s ownership percentage substantially from its current level.

EnerDel obtained certain key elements of its technology from EnerStruct, which we formed with ITOCHU Corporation in 2003 to pursue technology development and marketing opportunities for Li-ion batteries in Japan. We terminated our joint venture with ITOCHU in September 2007 and ITOCHU agreed to license to us certain know-how and other intellectual property regarding lithium ion battery technology developed by EnerStruct in exchange for 3,333,333 shares of our common stock and $519,885 payable in installments over ten months.

We formed a new subsidiary, EnerDel (Japan), Inc., to continue our Japanese operations and hire key employees of EnerStruct.

To complement our battery operations and expand our alternative energy business, in September 2003 we began a research and development program focusing on fuel cells and related products and technologies. In October 2004, we formed EnerFuel to conduct all of our fuel cell activities. EnerFuel conducts its operations in West Palm Beach, Florida.

In April 2004, we formed NanoEner to pursue technologies for nanomaterials and nanomanufacturing. Initially, these activities focused on applying nanotechnology to improving the performance of Li-ion battery electrodes. NanoEner conducts its operations in Fort Lauderdale, Florida.

Our Battery Business

Overview

We have been developing batteries since 2002, and have focused on lithium ion batteries for automotive and military applications since 2003.

In August 2005, we changed our technology focus to develop a lithium ion battery that was both safe and powerful. We concluded that battery safety would become a critical issue in automotive batteries. Due to the larger format size of automotive batteries, we believe the chemistry should not contain graphite and certain other chemicals, which in rare situations could overheat and lead to thermal runaway. Since that time, the safety of Li-ion batteries for consumer electronics devices has become a critical issue, and several serious fires have occurred and received media attention. Several consumer product recalls, including recalls by Dell Inc. and Sony Corp., were announced in 2007 due to battery safety issues.

In August 2005, we hired two key executives to join EnerDel to lead the development of a battery using safe chemistry. We also formed a strategic relationship with Argonne National Laboratory “ANL” to work on developing a safe and powerful battery chemistry for automotive use.

In May 2006, the USABC awarded EnerDel a $1 million, fifty percent cost-sharing Phase I development contract (net value of $500,000) to provide funding to develop Li-ion battery cells for automotive use using our lithium titanate chemistry. EnerDel's responsibilities under the first phase of this program were to provide samples of Li-ion batteries that offer potentially significant advantages in terms of weight, volume, performance and safety over existing technologies for HEVs. ANL was a subcontractor to EnerDel in this project. EnerDel made its first scheduled delivery of samples at the end of November 2006. In January 2007, EnerDel received test results of its battery cells from USABC, conducted by Idaho National Laboratory. The test results met or exceeded the initial test goals established by USABC. We have completed Phase I of the HEV battery development with the USABC. We continue to produce cells which are evaluated by the USABC and our prospective customers.

On September 18, 2007, we were awarded a Phase II lithium-ion battery technology development contract from the USABC to develop further our Li-ion battery technology for HEV applications. The 18-month contract in the amount of $6.5 million (net value of $3,250,000) requires that EnerDel share 50 percent of the project costs.

On September 26, 2007, the DOE announced that EnerDel was awarded a $2.5 million contract to develop a PHEV battery under a USABC program using lithium titanate with the same safety and performance as our HEV battery. The award is for the development of cells for 10- and 40-mile range PHEVs using nano-phase lithium titanate coupled with a high voltage nickel-manganese cathode material. The total USABC/industry cost share will be $2.5 million, and it is expected that EnerDel and the USABC (funded by DOE) will each fund $1.25 million of the costs. We have commenced work on this program and continue to work with ANL on the material chemistry.

On October 9, 2007, we produced a working prototype of an HEV battery pack which was shown to the public.

On October 15, 2007 we entered into a two year Supply Agreement with Think Global of Oslo, Norway, ("Think") to supply Li-ion battery packs for the Think electric vehicle, Think City. Under the Agreement, EnerDel must deliver production prototypes in March 2008 and pre-production parts in July 2008 in exchange for approximately $1.4 million. After completion of the production prototypes and delivery of pre-production parts, if Think’s design and test requirements have been met, Think will order battery packs on a rolling six-month purchase order. If these requirements are met, the first order is expected to be placed in July 2008 with the first delivery expected by the end of 2008. We estimate orders of approximately $70 million based upon Think's minimum forecasted vehicle delivery schedule for 2009 and 2010, although quantities may increase from the estimate. Think may increase the number of units on six months notice. Think is not obligated to buy any units if design and test requirements are not met.

In December 2007, we converted a Toyota Prius to use our lithium ion battery and exhibited it at the Electric Vehicle Symposium (EVS23) in Anaheim California.

In December 2007, the United States Senate approved funding of $1 million to EnerDel for research to develop, produce and evaluate battery technology for mass transit hybrid electric buses. The funding was approved as part of the FY 2008 Omnibus Appropriations bill passed in the Senate.

In February 2008, we placed a purchase order for a high volume coating machine which is expected to be delivered in August 2008. This equipment will be used to manufacture electrodes for the anticipated Think vehicle production order and for other HEV production orders we may receive in the future. This will supplement coating capacity from two mid-sized coating machines that we purchased in 2006. We also purchased additional formation and test equipment and stacking machines, and are expanding the size and capacity of our dry room facility. We also intend to add additional space for assembly at a location close to our plant in Indianapolis.

EnerDel’s Business Strategy

Our goal is to become a leading United States-based developer and manufacturer of advanced, safe, high-performance Li-ion battery systems for HEVs, PHEVs and EVs and for related markets such as non-automotive transportation and military markets. We intend to serve the North American and European HEV, PHEV and EV markets. We initially intend to manufacture and assemble our batteries in our U.S. based Indianapolis plant, and may use additional suppliers worldwide to increase our production capacity as needed.

Principal Products

Our primary products will consist of batteries and battery packs for HEVs, PHEVs, EVs and additional markets such as non-automotive transportation and military markets. Automotive battery packs consist of multiple battery cells that are combined in a module. Modules are linked together and controlled by a battery management system that manages the battery pack’s operation and monitors its performance and safety compliance. Automotive manufacturers may have particular specifications for different vehicles.

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

The PHEV generally refers to a car that is based on a hybrid concept and has a battery that powers an electric motor, as well as a combustion engine. The user recharges the battery by connecting the PHEV car to an electric outlet, either at home or at work or other places where access to the electric grid is provided, when the car is parked. In contrast to the HEV, the PHEV uses a battery as its primary energy source, and the combustion engine is available for situations where the battery is depleted.  The combustion engine then propels the car and recharges the battery, with the car operating as a regular HEV. PHEVs are currently being designed to travel between 5 to 40 miles on battery power before switching to the HEV mode where the combustion engine is required or requiring recharging. The industry estimates that as many as 85% of American drivers drive less than 40 miles per day, and that an affordable 40 mile range PHEV would result in a significant reduction of oil consumption.

EVs are cars that use battery power as the sole source of energy and do not have a combustion engine. In order to recharge the battery the user would connect the EV car to an electric outlet, either at home or at work or other places where access to the electric grid is provided, when the car is parked. EV’s are currently being designed to travel 70 to 200 miles on battery power before requiring recharging.

HEV Battery Packs

We have developed a battery pack system for HEVs which we believe is safer than other Li-ion battery systems being developed in the industry. We believe that safety of battery pack systems will become a critical factor. Our HEV battery using lithium titanate chemistry has been designed to safely provide high power with a fast charge and discharge rate which runs efficiently in a wide temperature range, including cold temperatures. Our HEV cells do not generate significant heat during high charge and discharge rates, unlike consumer electronic Li-ion batteries that use graphite anodes and cobalt based cathodes. In addition, our lithium titanate based batteries do not have a risk of thermal runaway due to the unique characteristics of the chemistry, which occurs occasionally in consumer electronic batteries.

We believe that the key advantages of our lithium ion battery for HEVs are that our batteries have:
•	Superior chemistry - lithium titanate provides a very safe chemistry.
•	Less expensive chemistry - our chemistry does not use cobalt or nickel, both of which have experienced increased prices.
•	High power chemistry which is well suited for HEVs.
•	Excellent cold cranking - our batteries start in cold temperatures (-32 degrees Celsius).
•	Excellent charge and discharge characteristics.
•	Very good performance over a wide temperature range.
•
Design advantages - Our batteries have a prismatic design and are flat rather than coiled; coiled batteries result in additional heat generation. The flat prismatic design offers a more compact packing design.

•	Low heat generation which results in less expensive design costs of the thermal management system required from the vehicle side.
•	Efficient packaging due to a flat stacked design which results in reduced size and maintenance
•	Assembly and maintenance advantages because they can be transported and installed at a low state of charge.
•	Are manufactured domestically (Indiana) near U.S. automotive industry

PHEV and EV Battery Packs

Batteries for PHEVs and EVs are high energy density batteries which are designed to provide energy for longer periods, but do not generally have the “burst” power capability of high-rate/high power batteries. PHEV and EV batteries generally use the same chemistry, but EVs require more cells (capacity and energy) than a PHEV.

We are currently developing an EV battery using a different chemistry than our HEV battery to achieve the higher energy density required. We intend to develop a second generation battery for EVs and PHEVs using lithium titanate that will have many of the advantages of our lithium titanate battery designed for HEVs. We were awarded a $2.5 million cost-share development contract by the USABC (funded by the DOE) to develop this battery technology.

Under the Supply Agreement with Think Global, EnerDel must deliver three EV battery production prototypes in March 2008 and pre-production parts in July 2008 for approximately $1.4 million. After completion of the production prototypes and delivery of pre-production parts, if Think’s design and test requirements have been met, Think will order battery packs on a rolling six-month purchase order. If these requirements are met, the first order is expected to be placed in July 2008 with the first delivery expected in December 2008. Orders of approximately $70 million based upon Think's minimum forecasted vehicle delivery schedule for 2009 and 2010 are expected to be delivered according to the supply agreement, although quantities may increase from the estimate. Think may increase the number of units on six months notice. Think is not obligated to buy any units if design and test requirements are not met.

Military Applications

EnerDel has been awarded three contracts from the Department of Defense through the federal appropriations process over the last two years. We commenced work during 2007 under the first of these contracts with a defense agency, the Office of Naval Research, to develop a Li-ion battery system for use in asset tracking applications. Our low voltage battery pack design is intended to power transmitters and receivers used in asset tracking applications. Engineering samples of this product have been developed and successfully passed extensive testing programs. Based on the testing data, we believe this product can offer a significant improvement in cold temperature performance as well as extended useful life compared to the lead-acid and NiMH batteries prevalent in asset tracking applications today. We believe that with proven performance in ambient temperatures down to -40°C and longer life, our batteries will reduce the total cost of ownership through improved cycle life and give our planned asset tracking battery pack a competitive advantage. We believe that the technologies we develop for these contracts could be commercialized for revenue opportunities in government and non-government sectors.

In addition, Congress has approved additional defense department appropriations for Li-ion battery research contracts with EnerDel totaling approximately $4.4 million net. Projects under these contracts will commence after formal detailed project review and approval by the appropriate Department of Defense agencies. To date Ener1 has not entered into any of these research contracts.

Battery Management Systems (“BMS”)

We have designed two families of lithium battery management systems to provide control, optimization and advanced user features for batteries and battery packs. The two families are:

•	Low Voltage (8 - 16V) Controls - for batteries used in asset tracking and other lower voltage applications.
•	High Voltage Distributed Controls (HEV) - for batteries used in HEV, PHEV, EV and other automotive applications.

Through the use of algorithms implemented through electronic circuitry, these controllers are designed to regulate the operation of our batteries and battery packs to make them operate more efficiently and safely. Our BMS are designed to regulate cell voltage limits and cell temperature limits and provide protection from overcharge. They are also designed to indicate the state of charge and overall condition of the cells and/or pack, as well as provide a data bus for digital communications. The BMS monitors each cell’s condition, and maintains the voltage balance among the cells making up the battery in order to optimize cell life. Based on customer requirements, the BMS may also be programmed to optimize charging, discharging and other operating characteristics or application features.

BMS are an integral component of battery packs, and are not currently sold as a separate product from battery packs.

Other Applications

We believe the Li-ion battery technologies that we are developing will also have future applications in other industry sectors. In addition, we believe that battery cells will have adequate power capability at the end of their useful life in automotive applications that will allow them to be used in other industrial applications. The following chart indicates some of the automotive and additional markets that may be available in the future based on technologies developed for the automotive battery sector:

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

Our Markets

Forecasts for the size and growth of the hybrid vehicle market vary widely, but all estimate significant growth in sales of hybrid vehicles. Automobile manufactures plan to introduce a significant number of HEVs during the next two years. At the end of 2007, according to www.Hybridvehicles.com, auto manufacturers had plans to offer a hybrid version of approximately 50 models by 2010 and 2011. We expect that the number of HEV and PHEV models will exceed 60 by 2011. Several manufacturers, including General Motors, are also developing PHEV models.

We believe that the market potential for a high-performance Li-ion battery in hybrid vehicle and other applications is significant because Li-ion batteries are superior in several respects to the nickel metal hydride ("NiMH") batteries currently used by car manufacturers: they are more powerful, have longer life, occupy less space and weigh less, each of which are critical considerations for automotive manufacturers. In addition, we expect the Li-ion batteries to be significantly less expensive than NiMH batteries once Li-ion batteries economies of scale are achieved as Li-ion battery material costs are significantly less and the power and energy density is significantly higher than NiMH batteries.

We cannot predict when the automotive industry will adopt the Li-ion battery for use in hybrid vehicles or how rapidly they will convert to the technology. While none of the announced HEV or PHEV models has yet been converted to use Li-ion batteries, Toyota, General Motors, Chrysler and Mercedes-Benz have announced plans to use Li-ion batteries in HEVs and or PHEVs. In March 2008 in Geneva both General Motors and Mercedes-Benz were the first to formally announce that they would use Li-ion batteries in certain 2009 and 2010 models in limited quantities.

From the industry standpoint, Toyota has led the development of the HEV with the Prius vehicle, and is also attempting to lead the introduction of the lithium ion battery. The competing auto companies are working on the development of this technology. Several automotive companies including General Motors are expending considerable resources to develop the PHEV. No major HEV industry production contract awards have been formally announced other than a contract for 5,000 batteries awarded to Johnson Controls for the S class Mercedes. In March 2008 at the Geneva Auto Show, Mercedes-Benz announced that it will be the first to use lithium-ion batteries, which will be installed in the S400 BlueHybrid expected to be available in 2009. In March 2009, at the Geneva Auto Show, General Motors announced the award of a contract to Hitachi to purchase 100,000 lithium ion battery packs per year for mild hybrids, but did not identify the car models. Toyota has announced plans to convert to Li-ion batteries for a PHEV in 2010, but the public announcement of the availability has changed several times during 2007. General Motors management in the Volt division has stated their intention to install a PHEV Li-ion battery pack in the Chevy Volt in 2010. Corporate executives at General Motors have stated that it is not clear that Volt can attain that goal in that time period. Although the Volt has received much media attention, General Motors has unveiled several new HEVs including the Chevy Tahoe, which is rated at an estimated 50% increase in fuel efficiency over the non-hybrid Tahoe. We have been awarded a lithium ion battery production supply agreement for the Think City electric vehicle with production commencing by the end of 2008. This is believed to be the largest lithium ion automotive battery contract awarded to date.

While the number of planned vehicles is significant, we do not expect HEV, PHEV and EV vehicles to become the predominant form of transportation until the hybrid option is affordable to mass markets, which we believe will be dependent upon the adoption of Li-ion battery systems. Furthermore, at least one of the large NiMH manufacturers has encountered financial difficulties, and the material costs in NiMH batteries have increased. There may not be sufficient supply of affordable NiMH batteries to handle the planned introductions of HEVs in 2010. We believe that the large planned increase in HEVs during the next two to three years will have to be sold at a significant premium due to the higher cost of the NiMH batteries, which could restrict potential sales. Alternatively, automotive companies would have to accelerate the switch to less expensive Li-ion batteries at an earlier date.

As popular as hybrids are in the media, the number of hybrids produced to date is still modest. Toyota in June 2007 announced the production of its one-millionth hybrid vehicle. However, annual United States sales of all hybrids in 2006 were approximately 350,000 in 2007 compared to 254,000 in 2006. There were thirteen hybrid models available in 2007, and there are 18 models available in early 2008. Forecasts for the size and growth of this market vary widely. A Booz Allen Hamilton report estimates that by 2015 80% of all cars sold in the U.S. will be a hybrid variety. While there are other forecasts with varying levels of sales, all of them estimate significant growth in sale of hybrid vehicles. Total light vehicle sales in the U.S. market are approximately 16,000,000 to 18,000,000 units per year.

Potential Customers

Our potential customers are primarily major auto, truck and bus manufacturers and their tier one suppliers, and departments of the U.S. government, from which we seek research grants and development contracts. In the battery business, the selling cycle is generally quite long. There is ordinarily an iterative, interactive process in which the customer tests and evaluates prototypes or samples, and the supplier then modifies the product characteristics to achieve the customer’s requirements. Due to the long battery life required by the auto manufacturers, this testing and evaluation could take several years and include the delivery of samples, prototypes and final product. In addition, the procurement cycle for auto makers is quite long due to the requirements for design and retooling associated with new auto models, as a result of the need to assure conformity with automotive engineering and safety requirements and the complexity of the auto manufacturing process in general. In addition, automotive companies purchase system solutions from tier one suppliers, such as Continental Systems and Johnson Controls. Our sales and marketing efforts are directed to the automotive companies and the tier one suppliers. We may consider additional strategic relationships or join ventures with tier one suppliers.

At this time, we cannot predict the extent to which our sales, if any, will be dependent on a single customer or small group of customers. However, given the limited number of expected HEV automotive manufacturers and our focus on them as our primary market, it is reasonable to believe that the bulk of our expected sales will be concentrated in a very small number of customers. If we achieve the March and July 2008 milestones under our agreement with Think Global, we expect our sales of Li-ion batteries to be dependant for at least one year on Think Global. We intend to offer our products to military markets. The sales cycle in this segment may also be lengthy depending on the longevity requirement for the specific application. We expect customers in these segments will also perform thorough testing and evaluation of samples and prototypes before approving a final product.

Sales and Marketing

We plan to market our Li-ion battery products through internal marketing and technical sales personnel. Our marketing activities are currently conducted by our management team, but we have added sales personnel with automotive experience in 2008 and expect to add to the business development team in 2008 and 2009. Sales in the automotive sector are generally conducted through direct interaction with the engineering platform teams at the automotive and tier one suppliers. Technical specifications for products are established by the automotive companies and tier one suppliers, and competitive bidding is often used as a mechanism for awarding some contracts. Automotive companies often source the same product from more than one supplier. Media relations and trade show activity are also used to increase awareness for our company.

Competition

Competition in the battery industry currently is, and is expected to remain, intense. The competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing lithium batteries as well as other non-rechargeable and rechargeable battery technologies. We compete on the basis of performance, cost and reliability. We may not be able to compete successfully against current or future competitors and competitive pressures that we face may materially adversely affect our business.

Toyota, the industry leader in the production of HEVs, and other battery manufacturers, such as NEC, Johnson Controls, A123 Systems, Hitachi and Compact Power have significant development programs for Li-ion batteries for North American and European automotive manufacturers. Like EnerDel, Johnson Controls, A123 Systems and Compact Power are all participants in the USABC HEV and PHEV battery development programs. Toyota/Panasonic and Nissan/NEC have Li-ion development programs to supply batteries for their own HEV production.

In addition, there are a number of smaller development companies such as Valence and Electro Energy (EEI) in the United States and Electrovaya in Canada that compete in this market. Valence recently announced that it will be supplying batteries for hybrid trucks in Europe. Additional potential competitors in Li-ion commercial and military markets based in the United States are Saft, Eagle Picher, UltraLife and Yardney. There are also battery developers in China and Korea, which have a low cost manufacturing base due to low labor costs and use of semi-automatic manufacturing process. There are numerous other companies who are developing batteries, some of which recently stated they intend to supply batteries for hybrid vehicles.

Johnson Controls, Inc., one of the world’s largest suppliers of automotive subsystems to major auto makers, has partnered with Saft of France, which is a manufacturer of Li-ion batteries. Johnson Controls/Saft has opened a small Li ion manufacturing facility adjacent to the Saft facility in France. A123 Systems, a privately-held company based in Watertown, Massachusetts, is developing a lithium iron phosphate chemistry that provides reasonable energy density for PHEVs. A123 and Compact Power are both providing samples under development contracts to the Chevrolet Volt concept PHEV. Toyota is developing a Li-ion battery internally and now also in a joint venture with Panasonic EV. Currently Toyota owns a majority (60%) interest in the JV. Hitachi Electric was awarded a Li-ion product contract by General Motors in March 2008 for 100,000 battery packs. Mitsubishi Corporation, Mitsubishi Motors Corporation and GS Yuasa Corporation have established a joint venture company to manufacture large-capacity, high-performance lithium-ion batteries that can be used in electric vehicles.

Although other market competitors may attempt to take advantage of the growth of the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. Automotive manufacturers have a significant and extensive testing process, and we believe that it would be difficult for a company to that is not already part of that process to achieve immediate acceptance of their products.

Intellectual Property

EnerDel has 33 United States patents, 10 foreign patents and 92 pending patent applications, all relating to Li-ion battery or related technologies. The majority of these were obtained from Delphi when EnerDel was formed, and were issued during a period of several years preceding the formation of EnerDel. The majority of the issued patents will expire 20 years from the date of issuance. Of EnerDel's issued patents, one will expire in 2015, one will expire in 2018, one will expire in 2019 and the remaining patents will expire during the period from 2020 to 2024. EnerDel continues to file patent applications, as appropriate, to protect its interests in new inventions. We require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreements with third parties before discussing sensitive information with them.

EnerDel also has rights to license high-rate battery technologies and associated manufacturing processes developed by its technology partner, EnerStruct, as described below.

EnerStruct and EnerDel Japan, Inc.

We and ITOCHU Corporation formed EnerStruct, Inc., a Japanese corporation, in August 2003 to pursue technology development and marketing opportunities for Li-ion batters in Japan. EnerStruct performed research and development for rechargeable, high-rate Li-ion battery technologies and associated high volume, highly automated mass production technologies. EnerStruct delivered battery cell prototypes and coated electrodes to EnerDel and also provided technical consulting services to EnerDel, including the services of several highly experienced process engineers who were active in developing, designing and installing advanced, automated Li-ion battery production facilities for some of the world’s largest manufactures, including Sony and Sanyo.

On September 11, 2007, we terminated the EnerStruct joint venture. We signed a technology license agreement with ITOCHU Corporation that grants Ener1 an exclusive world-wide license to certain “know-how” developed by EnerStruct and the intellectual property under certain patent and patent applications of EnerStruct and ITOCHU regarding lithium ion battery technology. EnerStruct is in the process of closing its business. Ener1 formed a new subsidiary, EnerDel (Japan), Inc., to continue its Japanese operations and hire key employees of EnerStruct.

Research and Development

During 2007 and 2006, EnerDel spent $8,116,000 and $3,780,000, respectively, on research and development.

Raw Materials and Suppliers

The primary materials used in our battery are lithium and manganese, both of which are in abundant worldwide supply. According to the U. S. Geological Survey, Mineral Commodity Summaries, January 2008, the primary source of lithium is from brine and the largest producing countries of lithium are Chile, Australia, China and Argentina. Estimated identified reserves are 13 million tons of which 760,000 tons are located in the United States, and annual worldwide consumption in 2007 was an estimated 25,000 tons. According to the U. S. Geological Survey, Mineral Commodity Summaries, January 2008, the largest producing countries of manganese are South Africa and the Ukraine. Estimated identified reserves are 5.2 million tons, and annual worldwide consumption in 2007 was an estimated 11,600 tons.

We continually evaluate prospective suppliers’ material. While lithium is readily available, we will require very high quality material with very small particle sizes measured in nanometers. As we are actively pursuing development of new types of materials for use in our batteries, our sources of supply for such materials may change over time. We are also working with Argonne National Laboratory and commercial material developers to develop and evaluate the best quality lithium compounds for use with our battery technologies.

Facilities

Our primary production facility is in Indianapolis, Indiana, where cell development, engineering and prototype manufacturing are conducted. We lease approximately 92,000 square feet, which includes 68,000 square feet of manufacturing space and 24,000 square feet of office space. We intend to lease additional space near our plant, and move battery pack assembly operations to this new space during 2008. We will have sufficient plant capacity to produce approximately 300,000 HEV battery packs a year at full capacity on three shifts with approximately $40 million of additional equipment additions. We plan to spend approximately $12 million on equipment in 2008 with additional financing, but that amount could increase based on changing demands from prospective customers. There is a six to twelve month lead time for coating and stacking machines, which are our critical equipment.

We own a building located in Fort Lauderdale, Florida, which was used mostly for research and development of prototype battery products through 2006, but is not currently used by the battery operations. The Fort Lauderdale facility has three glove box lines and a testing laboratory, plus office space within a building of about 19,000 square feet.

Our Fuel Cell Business

Company Overview

EnerFuel produces fuel cell products and provides fuel cell related technical services. Like a battery, a fuel cell is an electrochemical power generator that converts chemical potential energy into electricity. There are many types of fuel cells; each using a different chemistry. We focus primarily on the type of fuel cell known as the “PEM” or proton exchange membrane fuel cell.

We are presently producing a limited volume of fuel cell related products into niche markets with the goal of expanding into larger markets.

Currently, we have introduced into the market a line of fuel cell system humidifiers, and a fuel cell based remote surveillance system with the brand name “EnerOptix”. EnerOptix uses a chemical hydride system to produce energy. The chemical hydride energy system has generated interest from some customers as a stand-alone system. EnerFuel’s future products could have applications in the backup power market and the marine power market. EnerFuel is also conducting research and development of high temperature fuel cell stacks.

EnerFuel operates primarily from an office and industrial space in West Palm Beach, Florida and also produces fuel cell products in the Ener1 owned battery facility located in Fort Lauderdale, Florida. EnerFuel substantially restructured its fuel cell activities and operations as of January 2006, including hiring a new president and building a new management team.

Summary of Current Products

EnerFuel is developing a range of fuel cell products and services. Products in development include fuel cell stacks and fuel cell stack components, fuel cell systems, components for fuel cell systems and integrated products containing fuel cell systems. Fuel cell stacks include both high and low temperature PEM fuel cells. A fuel cell system consists of a fuel cell and the other components required to convert the chemical energy of a fuel into electricity. Integrated products are formed by adding hardware to a fuel cell system such that it is capable of providing some end-user function, such as an uninterruptible power supply (UPS). Many of our planned products are in an early stage of development and completion of prototypes will require additional time, effort and funding.

EnerFuel is developing what it believes will be the next generation of high-temperature fuel cells. These products are intended to address the fuel cell industry's need for fuel cells that are smaller and less costly and complex than those currently available. High temperature PEM fuel cells are still a novelty in the fuel cell industry and their adoption has not been widespread. EnerFuel plans to differentiate itself from competing fuel cell companies by establishing technical advantages afforded by higher temperature operation.

EFH Humidifiers:

EnerFuel's first product, released in June 2006, was a fuel cell humidifier. A fuel cell humidifier regulates the amount of water in a fuel cell system, which is necessary to keep the system functioning properly. Typical fuel cells will stop working if there is too little or too much water within them. EnerFuel’s EFH solid-state humidifiers are based on permeable hollow fiber technology, which enables highly effective heat and humidity transfer between fluids. The humidifier transfers humidity via a bundle of hollow micro-porous fibers. This type of humidity transfer has many advantages over conventional humidification methods in that it does not require external power for operation, the humidifier is intrinsically durable, capable of operating under harsh conditions, and can be produced in customer specified physical configuration. EFH humidifiers are offered in two basic configurations, air-to-air and liquid water-to-air.

EnerOptix Remote Surveillance System:

EnerFuel's remote portable wireless camera called the EnerOptix remote surveillance system is powered by its own fuel cell/chemical hydride fuel technology which, together with other power sources (like battery and solar power), provides low voltage energy at a lower weight than competing products. This energy is used to power a system of day/night infrared cameras that take and transmit pictures through the global CDMA network wirelessly to the internet and to the system user. The user can access and control the surveillance system via the internet.

We plan to sell the EnerOptix remote surveillance system in the consumer mass-market channels. The EnerOptix system has possible applications in the construction, forestry, surveillance, security, and military industries.

The chemical hydride system used to provide energy to the camera also has other potential applications that have remote, low-power high-energy needs.

Fuel Cell Related Engineering Services:

Our fuel cell-related services may include demonstration projects, technology development, design, fabrication, assembly and testing of fuel cell components, membrane electrode assembly ("MEA") performance and failure analysis and software development related to fuel cell operations.

In 2007 EnerFuel completed a high temperature fuel cell development contract with American Science and Technology and the DOD. For this program, EnerFuel developed and demonstrated an air-cooled high temperature fuel cell stack designed for use in unmanned aerial vehicles.

During 2007, EnerFuel started working on an alternative energy demonstration program with the Florida Hydrogen Initiative and the US Department of Energy (DOE). This program will continue during 2008. As part of this project, EnerFuel is designing and implementing a 10kW (kilowatt) fuel cell system using the chemical energy in waste orange peels to power the Turkey Lake Rest Stop of the Florida Turnpike located north of Orlando. EnerFuel is working on this project under a 50% cost-share contract under which the Florida state government and the DOE will provide $550,000 over 18 months to fund EnerFuel's research and product development and EnerFuel will use the same amount of its own funds in performing the contract.

Fuel Cell Technology Overview

Fuel cells are power generators that directly, and without combustion, produce electricity from a fuel and oxidant; typically hydrogen and oxygen. This direct conversion allows fuel cells to create electricity at higher efficiencies than combustion engines. The energy density of a fuel cell (i.e., the mass per unit of energy) is dependent primarily on the quantity and packaging of hydrogen used in the fuel cell.

There is an increased interest in fuel cell vehicles due to the increased interest in alternative energy and heightened concern with the cost and availability of oil. Several major car makers have instituted fuel cell vehicle development programs including Honda and General Motors. When and if developed cost effectively, fuel cell vehicles are expected to have a long driving range with low (or zero) emissions.

Major barriers to fuel cell commercialization remain. While currently there is a lack of hydrogen fueling infrastructure (i.e., availability of hydrogen supplies and transmission networks), this infrastructure could be developed if an affordable fuel cell car is made available to the mass markets. From a technology standpoint, the cost of fuel cell power systems must be drastically reduced and their reliability improved before there is widespread customer acceptance.

EnerFuel is developing technology that could potentially lower many of the barriers to automotive fuel cell commercialization. For example, EnerFuel is developing low-cost high-temperature (>100 degrees C) PEM fuel cell technology. We believe that the development of a high-temperature stacking system would reduce many of the technological barriers for automotive fuel cell commercialization.

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

EnerFuel’s current market opportunities include small product sales of fuel cell components such as humidifiers, and a low cost chemical hydride-based hydrogen generator. We are also developing a high temperature fuel cell stack. EnerFuel’s proprietary chemical hydride-based hydrogen generator has a long shelf-life, and can be used in low-power backup power, auxiliary power, and portable power products with very high energy density.

EnerFuel may in the future pursue directly or through partnerships with OEMs several emerging market sectors within the overall fuel cell market. These include the markets for portable power, auxiliary power, backup power, and marine power. The market for portable power encompasses a variety of market segments from powering military equipment to powering OEM devices ranging from lawnmowers to robotics. The auxiliary power market supplies auxiliary power units that provide electricity used in a vehicle, such as a long-haul truck or boat, for applications other than propulsion. Uses of backup power range from providing assurance that applications will continue to function in the unlikely event of a blackout to augmenting unreliable power grids in many countries on a daily basis. The marine power market supplies low noise, high efficiency power generators for boats, yachts and sailboats.

The potential market opportunities for EnerFuel’s chemical hydride generator also include the market for remote sensors for video cameras (visible, infrared, ultraviolet), which could have applications for weather instrumentation and tsunami and earthquake detection.

There are potential additional markets for fuel cells within the backup power supply market. We believe that fuel cells have several advantages over batteries including better energy storage, as well as advantages over internal combustion generators, including less noise and fumes and increased reliability. Additionally, fuel cell power generators can be operated indoors without generating carbon monoxide.

Competition

There are many companies in the fuel cell business that are generally larger and/or have greater resources than EnerFuel, such as Ballard, Plug Power, UTC and ReliOn. Many of these companies have been in the fuel cell industry for longer than we have and have more available capital and greater technical, marketing, sales, manufacturing, distribution and other resources than we do. We believe that EnerFuel's competitive advantages include, its experienced technical team and a building block product development approach, which we believe will make it possible for EnerFuel to get its proposed products into the market more quickly than the competition.

Within the fuel cell market, there are companies that operate in many areas of fuel cell technology and others that operate in narrowly defined areas, such as development and marketing of fuel cell stacks or PEMs or MEAs (membrane electrode assemblies). EnerFuel’s competition consists of mainly pure stack or pure membrane companies. Unlike these companies, EnerFuel works in both stacks and membranes, and we believe it will be able to optimize both aspects in ways its competitors, which do not operate in both sectors, cannot, because of the technical performance connections between these two components. Stack competitors include: Ballard, Plug Power, UTC and ReliOn. Membrane competitors include: Gore, DuPont, DeNora, Asahi Glass and PEMEAS. We believe that BASF is the only company with commercially available high temperature MEAs at this time. EnerFuel plans to use low cost materials and is researching the possibility of eliminating platinum as a catalyst which would give it a competitive advantage.

We believe products based on EnerFuel’s technology will have several competitive advantages. These include:

•	Smaller, lighter weight, high temperature fuel cell
•	Flexible design and easier reparability
•	Lower cost materials used in production
•	Lower cost MEA’s for EnerFuel Stacks

Customers and Potential Customers

In June 2006, EnerFuel launched its first product, a fuel cell humidifier. Since then, EnerFuel has sold humidifiers to Hydrogenics, Protonex, General Motors, NASA, United Technologies, and the Government of Singapore. Revenues from these sales have been minimal to date. Many of these customers are using EnerFuel humidifiers in product prototypes. If these products are launched, EnerFuel humidifier sales could increase.

In late 2007, EnerFuel developed and unveiled a beta prototype of its remote surveillance system (EnerOptix) at the 2007 Fuel Cell Seminar in San Antonio, Texas. EnerFuel plans to sell the EnerOptix system through online web sales sites beginning in 2008.

Technical Resources

Our management and engineering staff has technology expertise in the following areas:

•	Proton exchange membrane fuel cell (PEMFC) membrane electrode assembly (MEA)
•	Fuel cell stack design
•	Fuel cell system integration
•	Fuel cell system controls development
•	Reformate gas processing
•	Fuel processing
•	Fuel cell failure analysis and mechanisms
•	Electrolyzers (membrane, hardware, controls)
•	Microelectronics

Our West Palm Beach facility is equipped and permitted for fuel cell development operations.

Intellectual Property

Currently, EnerFuel’s IP portfolio consists of two non-provisional patent applications and eight provisional patent applications covering various aspects of fuel cell technology. Of particular importance, EnerFuel has patent filings associated with the use of its singular chemical hydride chemistry to generate hydrogen, the packaging of an open cathode fuel cell stack, and the manufacturing methods used in making its humidifiers. The following is a description of our patent applications.

•	fuel cell humidifier and method of forming the same
•	hydrogen refueling station
•	method and apparatus for cold starting a PEM fuel cell
•	fuel cell humidifier incorporating rectangular moisture exchange cartridges
•	humidifier device and method of forming the same
•	hydrogen production from chemical hydrides
•	symmetrical PEM fuel cell module
•	remote surveillance system with wireless data transmission

EnerFuel is developing intellectual property in the following areas:

•	Design of a high temperature fuel cell stack
•	Method of preparation of a high temperature MEA that does not require water for proton conduction
•	System integration of a high temperature fuel cell system

We require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreement with third parties before discussing sensitive information with them.

Sources of Supply

There are a limited number of suppliers of fuel cell membrane electrode assemblies (MEAs). EnerFuel sources low and high temperature MEAs from BASF. To our knowledge BASF is the only supplier of high temperature fuel cell MEAs in the market.

Research and Development

During 2007 and 2006 EnerFuel spent $2,937,000 and $2,008,000, respectively, on research and development.

Facilities

EnerFuel leases its headquarters in West Palm Beach, Florida (7,160 square feet). Additionally, EnerFuel operates in a facility located in Fort Lauderdale, Florida owned by Ener1. Both facilities have offices and fuel cell specific laboratory space and equipment. The West Palm Beach facility also has a complete machine shop and is equipped with routed de-ionized water, cooling water, clean compressed air, hydrogen and other gases.

Our Nanotechnology Operations

Overview

Our nanotechnology operations currently consist of research and development efforts to develop our patent pending vapor deposition and solidification (VDS) and high pressure vapor deposition solidification (HDS) processes. These processes are used to deposit materials in microscopically thin (from 500nm) and thick (up to 1mm) layers on substrates used to form manufactured components. The VDS process is designed to facilitate precise deposition of the manufacturing materials so as to increase efficiency and speed of production while also increasing performance of the battery electrode by enhancing conductivity and producing increased electrical current. These processes have potential applications in thin batteries and for corrosive-proof, metal-ceramic composite, heat resisting, heat-resistant, wear-proof and other coatings for battery and non-battery applications.

Nano processes for deposition are typically PVD (physical vapor deposition) and CVD (chemical vapor deposition) vacuum technology. These processes have not been able to produce products at sufficiently low cost to be economic and are primarily used in laboratories. The VDS technology uses high-pressure and vapor. NanoEner’s HDS technology is a solid state process that is proprietary NanoEner technology. The VDS method is used for low-melting-point ceramics. HDS method is used for deposition of materials requiring low heat. One of the primary expected advantages of HDS is that the deposition speed increases with HDS. The HDS process coats an estimated 1000 micrometers per second while common PVD technology reaches only 0.25 micrometers per second.

If proven, the HDS process is expected to have several advantages, including:

•	Lower production costs due to higher speed,
•	Lower material costs due to lower structural requirements,
•	Lower capital costs (no coating machines are required to coat electrodes),
•	Excellent adhesion without binding agents,
•	High efficiency of material deposition, and
•	Controls porosity of applied materials

During 2008, we intend to produce lithium battery electrodes on prototype machines which will be tested and evaluated by EnerDel. We have subcontracted the project to produce these electrodes to a Ukraine company. These nanostructural-electrodes do not require binding and conductive additives which are commonly used in the industry. The HDS process would eliminate the need for coating machines in battery manufacturing.

Intellectual Property

Through product development and research, NanoEner plans to develop an intellectual property (IP) portfolio that will protect the competitive advantage of its products. NanoEner has six nanotechnology-based non-provisional patent applications and one provisional patent application pending before the United States Patent and Trademark Office. NanoEner has one issued US Patent with several foreign counterparts currently pending in European and Asian countries, which cover our VDS “thin films” deposition process.

We require our employees to sign confidentiality and work-for-hire agreements. We also enter into confidentiality agreement with third parties before discussing sensitive information with them.

Competition

There are numerous companies involved in the nanotechnology field and the term “nanotechnology” has a broad range of descriptions. We have defined our participation in this field initially in terms of the above-described efforts in lithium battery development and coatings. We believe that among the other companies participating in the nanotechnology field, there are many with greater financial, technical, marketing, sales, manufacturing, distribution and other resources than our company.

Research and Development

During 2007 and 2006 NanoEner spent $895,000 and $654,000, respectively, on research and development to pursue technologies for nanomaterials and nanomanufacturing, focusing on applying nanotechnology to improving the performance of Li-ion battery electrodes.

Facilities

NanoEner facilities are located in our battery building in Fort Lauderdale, Florida.

Government Regulation and Approvals

Certain aspects of production and transportation of batteries and fuel cells and their components or raw materials are regulated on the international, federal, state, and local levels, as well as by private commercial organizations. Transportation of battery products is regulated by the U.S. Department of Transportation and other governmental departments and international agencies. We will be required to comply with applicable regulations before we can ship our products on a commercial basis. We may need to obtain approvals for the storage or transportation of flammable or hazardous fuels before we are able to deliver some of our planned fuel cell systems. Future legislation and/or other regulation concerning the transportation and storage of hydrogen fuel and other fuels associated with fuel cells is expected in the future

We may be required to obtain certifications on our products and systems from product-safety testing and certification organizations such as “QPL” (Qualified Parts Laboratory - Crane, Indiana) and “UL” (Underwriters Laboratory), before we can sell them generally or to specific markets. Certain certifications may not be required for products imbedded into systems (e.g., for certain OEM applications).

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

Additional Information

We electronically file reports with the Securities and Exchange Commission (the "SEC"), including annual reports, quarterly reports and current reports. The reports we file with or furnish to the SEC are available free of charge on our Internet web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may also read and copy any materials that we file with or furnish to the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2: PROPERTIES

Description of Properties

Our corporate headquarters are located in Fort Lauderdale, Florida where we lease 8,183 square feet of office space pursuant to a lease expiring February 28, 2010. The facility was finished to our office layout specifications. The monthly rent plus common area charges total approximately $19,000 and are subject to annual increases.

EnerDel leases 92,000 square feet of industrial and office space in Indianapolis, Indiana pursuant to a lease expiring in February 2012. The monthly rent, plus common area charges, totals approximately $38,000 and is subject to annual increases. This space is used for research and development of battery products and for production of battery cells.

EnerFuel leases 7,611 square feet of industrial and office space in West Palm Beach, Florida pursuant to a lease expiring in December 31, 2010. We have the option to extend the lease for an additional term of five years. This space is used primarily for research and development of fuel cell products.

From time to time we may enter into short term leases, on a month-to-month basis, for industrial and/or office space.

Through Ener1 Battery, we own a building in Fort Lauderdale, Florida containing approximately 19,000 square feet of industrial and office space. EnerFuel utilizes a portion of this facility for certain hardware development projects and NanoEner is utilizing a portion of this facility for prototype equipment and research and development.

The land, building and equipment are pledged as collateral to secure the obligations under our senior secured convertible debentures due January 2009 (the “2004 Debentures”). As of December 31, 2007, $9,634,000 in aggregate principal amount of the 2004 Debentures was outstanding.

Investment Policies

We do not have specific limitations on the percentage of our assets that may be invested in any one investment or any specific limitation on the types of investments we may make. There is no specific shareholder vote requirement regarding changes in this policy. Generally, we acquire assets primarily for operating purposes and not for capital gains or income per se.

ITEM 3: LEGAL PROCEEDINGS

We receive communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of December 31, 2007, there are no material pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE FOR SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Since April 6, 2006 our stock has been listed on the Over-the-Counter Bulletin Board. Previously, from December 22, 2005 to April 6, 2006, the principal market for our stock was the Pink Sheets. On February 29, 2008, the closing price of our common stock on the Over-the-Counter Bulletin Board was $0.86 per share.

The OTC Electronic Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities.

The following table sets forth the high and low prices for our common stock for the period from April 6, 2006 through December 31, 2007 on the OTC Electronic Bulletin Board and as reported by the OTC Pink Sheets for the period from January 1, 2006 through April 6, 2006. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Fiscal Quarter Ended	High	Low

2006	March 31, 2006	0.45	0.13
	June 30, 2006	0.50	0.28
	September 30, 2006	0.50	0.23
	December 31, 2006	0.35	0.19

2007	March 31, 2007	0.40	0.21
	June 30, 2007	0.29	0.20
	September 30, 2007	0.46	0.21
	December 31, 2007	0.81	0.40

As of February 29, 2008, there were 652,328,047 shares of common stock outstanding held by approximately 350 shareholders of record. The number of shareholders of record does not include beneficial owners of common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Recent sales of unregistered securities and use of proceeds

All of the following issuance were private placements of our securities in accordance with Section 4(2) of the Securities Act of 1933, as amended and Regulation D under the Securities Act.

Shares issued as compensation

In October 2007, we issued 25,888 shares of common stock as compensation to an independent third party for investor relation services and in accordance with SFAS No. 123R, recorded the value of the equity issued as general and administrative expense of $18,980.

In October 2007, we issued 9,769 shares of common stock as compensation to an independent third party for legal fees and in accordance with SFAS No. 123R, recorded the value of the equity issued as general and administrative expense of $6,250.

In December 2007, we issued 300,000 shares of common stock to three individuals as compensation for placement agency services and in accordance with SFAS No. 123R, recorded the value of the equity issued as general and administrative expense of $210,000.

Shares issued in connection with Capital Commitment Agreement
In November 2007, we issued 9,530,483 shares of common stock and warrants to purchase up to 5,718,290 shares of common stock in exchange for $2,859,145 in cash to Ener1 Group as part of its Capital Commitment Agreement.

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

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, an 80.5% owned subsidiary which is 19.5% owned by Delphi Corporation, develops lithium ion (“Li-ion”) batteries for automotive, military and other industrial uses. EnerFuel, a wholly-owned subsidiary, develops fuel cell products and services. NanoEner, also a wholly-owned subsidiary, develops technologies, materials and equipment for nanomanufacturing.

Currently, we generate minimal revenue from sales of Ener1’s products. Substantially all of our planned products are still under development. We will require significant capital investment to continue our product development activities in order to commercialize our technology.

We have developed a lithium ion battery for Hybrid Electric Vehicles (HEVs) that we believe has significant competitive advantages because of its safety, power and other performance characteristics. In particular, our battery chemistry, which uses lithium titanate for the anode material, does not experience thermal problems that sometimes occur in lithium batteries used in consumer electronics. Our HEV battery cell was developed under an ongoing program with the United States Advanced Battery Consortium (“USABC”). The USABC is a consortium of the three largest U.S. auto manufacturers -- Ford, General Motors and Chrysler, with funding provided by the U.S. Department of Energy (DOE).

We are also developing a lithium titanate battery for plug-in hybrid electric vehicles (PHEV) under an award from the DOE which is expected to be managed by the USABC. In addition, we are currently developing prototype samples for a lithium battery for an electric vehicle for Think Global SA (“Think”), which if successful, we expect to begin shipping in December 2008. The first generation battery for this electric vehicle will use a hard carbon anode which we intend to replace with lithium titanate when the next generation battery is developed.

The major automotive companies have discussed plans to introduce Li-ion batteries in HEV and PHEV with varying dates. No industry production contract awards have been formally announced. Extensive additional testing and evaluation by the automotive industry is required before the lithium ion battery technology is adopted. Our HEV Li-ion batteries are undergoing extensive testing, the results of which are evaluated by our prospective customers and the USABC.

EnerFuel is developing what it believes will be the next generation of high-temperature fuel cells, intended to address the fuel cell industry's need for fuel cells that are smaller, less costly and less complex. EnerFuel is pursuing fuel cell related opportunities in the portable power, auxiliary power, distributed power and backup power markets. EnerFuel developed a new fuel-cell-powered remote surveillance camera, a prototype of which was exhibited to the public in the fourth quarter of 2007.

NanoEner, our nanotechnology subsidiary, has built prototype equipment that utilizes our proprietary vapor deposition and solidification (“VDS”) process for depositing materials onto battery electrodes as part of the battery cell manufacturing process. NanoEner is developing electrodes produced using this process for testing during 2008.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Our critical accounting policies are described in the notes to our Consolidated Financial Statements. This summary of critical accounting policies is presented to assist in understanding our financial statements.

We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Certain estimates are subject to market place conditions, and are discussed below. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are its most critical accounting policies because they require more significant judgments and estimates in preparation of its consolidated financial statements.

Derivative Instruments

Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, requires all derivatives to be recorded on the balance sheet at fair value. These derivatives, including embedded derivatives, are separately valued and accounted for on our balance sheet.

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

Following guidance by SFAS No. 133 and EITF 00-19, we determined the conversion feature of our senior secured convertible debentures due January 2009 (the “2004 Debentures”) and our senior secured convertible debentures due March 2009 (the “2005 Debentures”) and the warrants associated with the 2005 Debentures should be treated as separate derivative liabilities on our balance sheet under current liabilities. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features are determined using market based lattice pricing models incorporating readily observable market data and management assumptions. Fair values of the derivative liabilities associated with the warrants are determined using a Black-Scholes Model.

Share-Based Payments

In accordance with SFAS No. 123R, we estimate the fair value of each stock option, on the date of grant, using a Black-Scholes Model and amortize the estimated fair value to expense over the vesting period of the option on a straight line basis. Key assumptions used in the Black-Scholes model include estimates of (1) expected volatility, (2) an expected term, (3) discount rate and (4) expected dividend yield.

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, services and products are rendered or delivered and collectibility is reasonably assured.

We generally recognize revenue from research and development cost-sharing arrangements with federal government agencies as a reduction of research and development expenses.

We generally recognize revenue from research and development cost-sharing arrangements with commercial entities using the percentage of completion method. To date, these contracts have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses as opposed to cost of sales.

Recently Issued Accounting Pronouncements and Interpretations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non- controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141R on our consolidated financial statements if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent's ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. We are currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted after December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact, if any, of the adoption of SFAS 159 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis. We are currently evaluating the potential impact, if any, of the adoption of SFAS 157 on our consolidated financial statements.

Results of Operations for Years Ended December 31, 2007 and 2006

While we had no significant sales or gross profit from continuing operations during the year ended December 31, 2007, sales increased by $180,000 from $100,000 for the year ended December 31, 2006 to $280,000 for the year ended December 31, 2007. The causes for the increase are EnerDel’s revenue for products under the Think supply agreement ($76,000), EnerDel’s sales of battery cells ($25,000) and EnerFuel’s increased revenue from engineering services ($76,000).

Net income (loss). We reported a net loss of $51,710,000 for the year ended December 31, 2007, an increase of $10,405,000, or 25%, when compared to a net loss of $41,305,000 for the year ended December 31, 2006.

The increase in net loss was due to an increase of $11,391,000 in loss on derivative liabilities, an increase in interest expense of $6,857,000, and an increase of $5,506,000 in research and development expenses. These increases have been partially offset by a decrease of $8,617,000 in warrant modification expense, a decrease in general and administrative expenses of $2,212,000 and a decrease in registration delay expenses of $2,016,000. Non-cash elements of our net loss were $22,291,000 and $16,042,000 for the years ended December 31, 2007 and 2006, respectively.

Losses from operations. We reported losses from operations of $21,046,000 for the year ended December 31, 2007, a decrease of $5,364,000, or 20%, when compared to losses from operations of $26,410,000 for the year ended December 31, 2006. The decrease in operating losses was attributable to a $2,212,000 decrease in general and administrative expenses and an $8,617,000 reduction in warrant modification expense, partially offset by a $5,506,000 increase in research and development expenses. We had no significant sales from continuing operations in 2007 or 2006.

General and administrative (“G&A”) expenses. G&A decreased $2,212,000, or 21%, to $8,265,000 in 2007 compared to $10,477,000 in 2006. This decrease was due to decreases of $1,264,000 in legal and professional fees which were higher in 2006 due to work required to analyze and account for financial derivatives, $565,000 in stock based compensation expense due to a decrease in equity compensation awards, $136,000 in salary related expenses, $236,000 in insurance expense and $153,000 in outside services, partially offset by an increase of $304,000 in investment banker fees and an increase in public and investor relation fees of $333,000. G&A expenses for the year ended December 31, 2006 include $584,000 which represents the fair value of the Series B Preferred Stock Put that we agreed to terminate in 2006 in exchange for Ener1Group’s agreement to exercise warrants to purchase our common stock for which there was no corresponding expense during the year ended December 31, 2007.

Research and development (“R&D”) expenses. Our R&D expenses were $11,948,000 and $6,442,000 for the years ended December 31, 2007 and 2006, respectively, an increase of $5,506,000 or 85%. The increase is primarily attributable to R&D activity associated with our battery business which consolidated its operations, equipment and personnel into our Indiana manufacturing and R&D facility during the first half of 2006. R&D expenses were lower during this transition period but began accelerating as Li-ion battery development activities increased during the second half of 2006. In addition, the increase for the year ended December 31, 2007 is due the acquisition of in-process R&D from Itochu totaling $1,353,000 in September 2007. We report proceeds from cost-share R&D contracts that we enter into with the USABC, ONR and FHI as a reduction of research and development expenses. Proceeds from contracts were $910,000 and $451,000 during the years ended December 31, 2007 and 2006, respectively

R&D expenses for fiscal 2007 included $8,116,000 of expenses incurred in connection with our battery business, $2,937,000 of expenses incurred in connection with our fuel cell business, and $895,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for fiscal 2006 included $3,780,000 of expenses incurred in connection with our battery business, $2,008,000 of expenses incurred in connection with our fuel cell business, and $654,000 of expenses incurred in connection with our nanotechnology business. Overall, R&D materials and equipment expense increased $2,091,000 from $875,000 in 2006 to $2,966,000 in 2007.

Warrant modification expense. Warrant modification expense decreased by $8,617,000, or 94%, to $583,000 for the year ended December 31, 2007 compared to $9,200,000 for the year ended December 31, 2006. Warrant modification expense during each of the years ended December 31, 2007 and 2006 resulted from modification of the terms of certain warrants to purchase our common stock issued to Ener1 Group.

Interest expense. Interest expense was $17,233,000 and $10,376,000 in 2007 and 2006, respectively, an increase of $6,857,000, or 66%. The increase was primarily due to an increase of $4,266,000 in debenture discount accretion from conversion of the 2004 and 2005 Debentures in 2007 and an increase of $1,236,000 in accrued interest on convertible notes due to Ener1 Group issued starting in June 2006, as well as increased amortization of discount and deferred financing costs on most of these notes for a full year in 2007, compared with six months or less in 2006.

Registration delay expenses. Registration delay expenses decreased $2,016,000 to $0 for the year ended December 31, 2007 compared to $2,016,000 the year ended December 31, 2006, because we ceased incurring registration delay expenses relating to the 2004 Debentures when our obligation to register the resale of the common stock underlying the 2004 Debenture expired on January 20, 2006 and we ceased incurring registration delay expenses relating to the 2005 Debentures when the registration statement for the common stock underlying the 2005 Debentures was declared effective on September 8, 2006. We incurred a total of $2,671,000 in registration delay expenses under the registration rights agreements between us and the holders of the 2004 and 2005 Debentures. As of February 29, 2008, $1,992,000 of the registration delay expenses have been paid and $679,000 remains unpaid. We have not entered into a forbearance agreement with, nor received a default notice from, any of the holders with respect to noncompliance with these payment obligations. If a default notice is delivered, an event of default would occur if payment is not made in ten business days (or 15 business days if Ener1 is making good faith efforts to cure the default).

Gain (loss) on derivative liabilities. Loss on derivative liabilities increased $11,391,000 from a loss of $146,000 for the year ended December 31, 2006 to a loss of $11,537,000 for the year ended December 31, 2007. The increase was comprised of an increase in loss of $17,114,000 on derivative liabilities for the 2004 and 2005 Debentures and the warrants issued to purchasers of the 2005 Debentures attributable to non-cash changes in the accounting value of their freestanding and embedded derivative liabilities, which was primarily due to changes in the market price of our common stock. This increase was partially offset by a decrease in loss on derivative liabilities of $5,723,000 associated with various financial instruments that were terminated, exercised or changed in status, which caused them to no longer be treated as derivative liabilities at December 31, 2006.

Provision for income taxes. The effective tax rate in 2007 and 2006 was zero percent. We reported a net operating loss (“NOL”) for tax purposes, and the NOL was entirely offset by an increase in the deferred tax asset valuation allowance.

Liquidity and Capital Resources

At December 31, 2007, we had working capital of $11,730,000, ($21,874,000 excluding derivative liabilities). Our available cash at December 31, 2007 was $24,826,000. We used $26,692,000 of cash for operating activities in 2007, which was funded through financing activities of $51,722,000. These financing activities consisted of (1) funding from Ener1 Group, our controlling shareholder, through purchases of convertible notes and exercise of warrants to purchase common stock, which generated proceeds of $10,383,000, (2) purchase of common stock by Ener1 Group pursuant to the Capital Commitment, described below, which generated proceeds of $12,721,000 and (3) our sale of common stock and warrants pursuant to the Securities Purchase Agreement, described below, with certain investors which generated net proceeds of $29,405,000.

The proceeds of our financing activities during the year ended December 31, 2007 were used for working capital purposes, including interest payments of $7,058,000 made to the holders of the 2004 and 2005 Debentures and payments of $1,542,000 of registration delay expenses to holders of our 2004 and 2005 Debentures. We incur monthly cash operating expenses, primarily for salaries, insurance, employee benefits and rent, typically ranging from $1,400,000 to $1,700,000. In addition, interest payments of approximately $356,000 under the 2004 Debentures and 2005 Debentures remaining outstanding are due at the end of each quarter.

We have issued subordinated, convertible notes to Ener1 Group in the aggregate principal amount of $11,960,000 which bear interest at the rate of 10% per annum. All interest accrues until the maturity of the notes. The notes mature in the second quarter of 2009 or earlier if all of our obligations under the 2004 and 2005 Debentures have been satisfied. After our obligations under the 2004 and 2005 Debentures have been satisfied, the notes will be convertible at Ener1 Group's option into up to 23,920,000 shares of common stock at the conversion price of $0.50 per share. In consideration for the exercise by Ener1 Group of certain warrants prior to their expiration, we lowered the exercise prices of these warrants held by Ener1 Group. During the first three quarters of 2007, we relied on our controlling shareholder, Ener1 Group for funding to sustain our operations on a month-to-month basis. During the first five months of 2007, Ener1 Group exercised warrants to purchase our common stock for an aggregate purchase price of $6,800,000.

In June 2007, Ener1 Group agreed to invest up to $15,000,000 in our company through purchases of common stock and warrants (the "Capital Commitment"), to fund up to 95% of our planned operations through December 31, 2007. Funding under the Capital Commitment was subject to our achieving certain operational and financial milestones including monthly limitations on available amounts based on budgeted expenditures. From June 29, 2007 through November 14, 2007, Ener1 Group purchased 42,403,816 shares of common stock from us for $12,721,145 pursuant to the Capital Commitment. Subsequent to November 19, 2007, Ener1 Group was no longer required to invest the remaining funds under the Capital Commitment in our company because we raised capital from third parties.

On November 19, 2007, we sold 64,000,000 shares of common stock and warrants to purchase up to 57,600,000 shares of common stock for an aggregate purchase price of $32,000,000 to investors in a private placement. The warrants have an exercise price of $0.75 per share and can be exercised for a period of 180 days following the closing of the private placement.

During the third and fourth quarters of 2007, investors converted a total of $22,210,000 in principal of the 2004 and 2005 Debentures into shares of common stock, In exchange for the agreement of investors holding a majority of our 2004 Debentures and 2005 Debentures to convert their Debentures prior to December 31, 2007 we agreed to make a "coupon make-whole" payment to these investors in the aggregate amount of $750,000.

From January 1, 2008 through February 29, 2008, $2,500,000 of principal of the 2004 Debentures and $605,933 of principal of the 2005 Debentures have been converted into shares of common stock. The remaining principal balance of the Debentures as of February 29, 2008 is $8,609,000, consisting of $7,134,000 due under the 2004 Debentures and $1,475,000 due under the 2005 Debentures. The original principal amount at inception of the 2004 Debentures and the 2005 Debentures were $20,000,000 and $14,225,000, respectively.

During the year ended December 31, 2007, we were awarded $10,000,000 in government research and development contracts. These contracts are typically in the form of cost sharing development contracts which are implemented over periods of six to eighteen months. Amounts we receive under these contracts will offset our research and development expenses.

We believe that we have sufficient capital to fully fund our business plan for 2008. We intend to continue efforts to raise additional capital during 2008 from strategic and financial investors. In addition, we expect to bid for additional research and development contracts from government and industry sources.

Cautionary Statement Concerning Forward-Looking Statements

We have made forward-looking statements in this Annual Report including, without limitation, statements concerning our financial outlook for 2008 and beyond, estimates and projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, all of which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.

Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Our forward-looking statements may be identified by words such as “believes,” “expects,” “thinks,” “anticipates,” “intends,” “estimates” or similar expressions. You should understand that these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We will need additional capital to fund development and production activities which may not be accessible on attractive terms or at all.

For the last several years, we have financed our operations through the sale of our securities and by borrowing money. During the next two years, we will continue our research and development spending, and in addition will begin increasing our capital expenditures for plant and production equipment. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. The terms of our senior secured convertible debentures limit our ability to incur additional debt because any additional debt we incur must be contractually subordinated, as to payment and liquidation, to the payment in full of the debentures. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, any such transactions may dilute the value of our common stock. We may issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition. Our ability to obtain financing from government contracts is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. We cannot assure you that our efforts to obtain such funds from these government sources will be successful

We have a history of operating losses.

We have experienced net operating losses since 1997, incurred negative cash flows from operations since 1999 and, as of December 31, 2007, had a deficiency in assets, or a negative shareholders’ equity, of $7,027,000. Cash used in operations for the years ended December 31, 2007 and 2006 was $26,692,000 and $17,126,000, respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our energy-related technology and products will require significant additional capital investment.

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

We are developing a number of products that are based on new technology. These products are in various stages of development. We do not know when or whether we will successfully complete research and development of these various products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. We must complete substantial additional research and development before we will be able to manufacture a commercially viable battery product in commercial quantities

We have an unproven business plan.

We have an unproven business plan and do not expect to be profitable for the next several years. We are developing technologies, products and services related to Li-ion batteries, fuel cells and nanotechnology. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as a company seeking to develop and manufacture new products.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

Our energy products and technologies target emerging markets and we do not know the extent to which our technologies and products will be accepted. If a viable market fails to develop or develops more slowly than we anticipate, we may not recover the losses we will have incurred to develop our products or achieve profitability. The development of a viable market for our products may be impacted by many factors which are not in our control, including:

• The cost competitiveness of our products
• Consumer reluctance to try a new product
• Consumer perceptions of our products’ safety
• Regulatory requirements
• Barriers to entry created by existing energy providers
• Emergence of newer, more competitive technologies and products

Our planned products include battery technologies for HEVs. The ability of domestic automobile manufacturers to adopt new battery technologies for HEVs will depend on many factors outside our control, including their ability to develop HEV vehicle platforms. If the HEV industry does not accept Li-ion battery technology, or if our Li-ion batteries do not meet industry requirements for battery cost, weight and size, our batteries will not gain market acceptance.

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

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable products. These milestones relate to technology and design improvements as well as to dates for achieving development goals. To gauge our progress, we plan to operate, test and evaluate our products. If our systems or products exhibit technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability goals, our commercialization schedule could be delayed and potential purchasers of our initial commercial battery and energy products may decline to purchase them. We cannot assure you that we will successfully achieve our development and commercialization milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our development and commercialization milestones may have a material adverse effect on our business, financial condition, results of operations and prospects.

If we fail to meet the date for achieving development and commercialization milestones under our contract with Think Global, this contract may be cancelled.

We must deliver three battery pack production prototypes on March 31, 2008 pursuant to our Supply Agreement with Think Global of Oslo, Norway, (“Think”). Failure to deliver these prototypes or failure of the prototypes to meet Think’s design and test requirements may result in the cancellation or amendment of this supply agreement. Think is not obligated to buy any units if design and test requirements are not met. This Supply Agreement is currently our only agreement to supply batteries for commercial production.

We may be unable to establish relationships with third parties for aspects of product development, manufacturing, distribution and servicing and the supply of key components for our products.

We will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans. We will also require partners to assist in the distribution, servicing and supply of components for our anticipated fuel cell products which are in development. If we are unable to identify or enter into satisfactory agreements with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to make large cash payments to the partner, issue a significant amount of equity securities to the partner, provide the partner with the opportunity to have representation on our board of directors, agree to exclusive purchase or other arrangements with the partner and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders. Our business, prospects, results of operations and financial condition are likely to be harmed if we fail to secure relationships, or maintain our current strategic relationships with entities that provide the product development, commercialization, distribution and servicing support we require.

We may rely on third-parties to develop and provide key components for our products.

We will rely on third-party suppliers to develop and supply key components that we will use in our products. If those suppliers fail to develop and supply these components in a timely manner or at all, or fail to develop or supply components that meet our quality, quantity or cost requirements, and we are unable to obtain substitute sources of these components on a timely basis or on terms acceptable to us, we may not be able to manufacture our products. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

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

The markets in which we intend to compete are highly competitive. There are a number of companies located in the United States, Canada and abroad that are developing battery and fuel cell technologies and other energy products that will compete with our technologies and planned products. Some of our competitors are much larger than we are and have the manufacturing, marketing and sales capabilities to complete research, development and commercialization of commercially viable products more quickly and effectively than we can.

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

We intend to offer Li-ion batteries to the automotive industry, which is a very competitive and cost-focused industry.

Supplying Li-ion batteries to the automotive industry has significant risks for a new company like Ener1. The automotive industry is extremely competitive and competition to supply vehicle components to manufacturers focuses on cost, weight and size of such components. We will be competing against much larger suppliers that have greater financial, marketing and other resources; more experience in low cost, high volume manufacturing operations; existing relationships with automotive purchasing and engineering development departments; and increased ability to take advantage of economies of scale in purchasing raw materials than we have.

Failure of our planned products to pass testing could negatively impact demand for our planned products.

We may encounter problems and delays during testing of our planned products for a number of reasons, including the failure of our technology or the technology of third parties, as well as our failure to maintain and service our planned products properly. Many of the factors that may cause these potential problems and delays are beyond our control. Any problem or perceived problem with test results for our planned products could materially harm our reputation and impair market acceptance of, and demand for, any of our products.

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

Our energy technologies and products may use lithium, hydrogen or other materials that could leak and combust if ignited by another source. These technologies and products expose us to potential product liability claims relating to dangers that are inherent in lithium, hydrogen and products that use these materials. In addition, our products may operate at high temperatures, which could increase the risk of accidents involving combustion or explosion. Accidents involving our products or other hydrogen-based products could materially impede widespread market acceptance and demand for, or heighten regulatory scrutiny of, our products. In addition, we may not have tested our products over their projected useful lives prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and if they do not, we may incur liability under warrant claims. Any liabilities we may incur relating to our products may exceed the scope of our insurance coverage.

Product liability or defects could negatively impact our results of operations.

Any liability we incur for damages resulting from malfunctions or design defects of our products could be substantial and could materially adversely affect our business, financial condition, results of operations and prospects. In addition, a publicized actual or perceived problem could adversely affect the market’s perception of our products, resulting in a decline in demand for our products.

We may not be able to successfully identify, acquire or integrate acquisition candidates.

As part of our business strategy, we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. However, we may not be able to identify suitable acquisition candidates. If we do identify suitable candidates, we may not be able to complete the acquisitions on commercially acceptable terms or at all. We may not be able to successfully integrate the acquired business into our existing business in a timely and non-disruptive manner. We may have to devote a significant amount of time and management and financial resources to do so. An acquisition may not result in the expected revenues, earnings or business synergies. If we fail to integrate the acquired business effectively or if key employees of that business leave, the anticipated benefits of the acquisition would be jeopardized. The time, capital and management and other resources spent on an acquisition that fails to meet our expectations could cause our business and financial condition to be materially and adversely affected. In addition, as a result of any acquisition, we may incur non-recurring charges and be required to amortize significant amounts of intangible assets, which could adversely affect our results of operations.

We may not be able to protect the intellectual property upon which we depend and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. We rely on patents, trademarks, and policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application. Moreover, we do not know whether patents will be issued under any of our pending patent applications or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Our patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. If any of our intellectual property is found to infringe third party proprietary rights, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use the intellectual property at issue on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

Some of our intellectual property is in the form of trade secrets and may not be protected by intellectual property laws.

We will not be able to protect all of our intellectual property under patents, trademarks or copyrights. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets for certain processes and technology may also become known without breach of such agreements or may be independently developed by competitors.

Our business depends on retaining and attracting highly capable management and operating personnel.

Our success depends in large part on our ability to retain and attract qualified management and operating personnel, including our officers and other key employees. Our business requires a highly skilled specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, who are in high demand and are often subject to competing offers. We may not be able to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees.

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

Our government contracts could be terminated or modified in ways adverse to us if we don’t comply with Federal Accounting Regulations (FAR).

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

Our principal shareholder has substantial control over our affairs.

Ener1 is controlled by Ener1 Group, which owns approximately 65% of our outstanding common stock. Three of Ener1 Group’s board members are also members of our Board of Directors, and four of our senior executives, including the Chief Executive Officer and Chief Administrative Officer, and two of our directors are also executives of Ener1 Group. Ener1 Group has the ability to control all matters submitted to a vote of the stockholders of Ener1, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which you, as a shareholder, may view favorably.

Future sales of our common stock may adversely affect our common stock price.

If our shareholders sell a large number of shares of common stock or if we issue a large number of shares in connection with future acquisitions or financings, the market price of our common stock could decline significantly. In addition, the perception in the public market that our shareholders might sell a large number of shares of common stock could cause a decline in the market price of our common stock.

Our certificate of incorporation and Florida law could adversely affect our common stock price.

Provisions of our articles of incorporation and Florida law could discourage potential acquisition proposals and could delay or prevent a change in control of us. These provisions could diminish the opportunities for a shareholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock. These provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, the Board of Directors, without further shareholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control of us. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Item 7. Financial Statements.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ener1, Inc.
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheets of Ener1, Inc. (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 5, 2008

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and equivalents, including restricted cash of $0 and $224, respectively	$24,826	$291
Accounts receivable	102	152
Prepaid expenses and other current assets	608	248
Due from related parties	94	-
Total current assets	25,630	691

Property and equipment, net	4,287	3,554
Investment in EnerStruct, Inc.	-	40
Deferred debenture and note costs, net of amortization of $5,596
and $3,369, respectively	835	2,812
Other	549	71
Total assets	$31,301	$7,168

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Current portion of installment loan	-	27
Notes payable - short-term	315	-
Accounts payable and accrued expenses	3,798	5,937
Interest payable	-	1,300
Derivative liabilities	10,144	7,162
Total current liabilities	14,257	14,426

Long-term portion of installment loan	-	39
Convertible notes, advances and accrued interest due to related party,
net of discounts of $5,250 and $3,663, respectively	8,315	7,939
2004 senior convertible debentures, net of discount of $3,597
and $11,780, respectively	6,037	7,920
2005 senior convertible debentures, net of discount of $940
and $8,856, respectively	1,141	5,369
Total liabilities	29,750	35,693
Redeemable convertible preferred stock
EnerDel, Inc. Series A Preferred, $.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	8,577	6,576
Series B Preferred, $.01 par value, 180,000 shares authorized, 0 and
152,500 shares issued and outstanding, respectively; liquidation
preference $0 and $15,250, respectively	-	15,162

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' DEFICIT
Common stock, $.01 par value, 950,000,000 shares authorized,
648,167,740 and 417,349,560 issued and outstanding, respectively	6,482	4,174
Paid in capital	228,145	137,507
Accumulated deficit	(241,653)	(191,944)
Total stockholders' deficit	(7,026)	(50,263)
Total liabilities and stockholders' deficit	$31,301	$7,168

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2007	2006
Net sales	$280	$100
Cost of sales	-	-
Gross profit	280	100

Operating expenses
General and administrative	8,265	10,477
Research and development, net	11,948	6,442
Warrant modification expense	583	9,200
Depreciation and amortization	530	391
Total operating expenses	21,326	26,510
Loss from operations	(21,046)	(26,410)

Other income (expense):
Interest expense	(17,233)	(10,376)
Interest income	121	-
Registration delay expenses	-	(2,016)
Equity in loss of EnerStruct, Inc.	(40)	(765)
Other	26	17
Gain (loss) on derivative liabilities	(11,537)	(146)
Total other expense	(28,663)	(13,286)

Loss before income taxes	(49,709)	(39,696)
Income taxes	-	-
Net loss before minority interest	(49,709)	(39,696)
Minority interest	(2,001)	(1,609)
Net loss	(51,710)	(41,305)

Deemed preferred stock dividends	(8,378)	-
Preferred stock dividends	(1,849)	(1,974)
Net loss attributable
to common shareholders	$(61,937)	$(43,279)

Net loss per share:
basic and diluted	$(0.12)	$(0.11)

Weighted average shares outstanding:
basic and diluted	510,456	401,534

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2007
(In thousand except share data)

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2005	347,455,751	3,475	72,830	(152,248)	(75,943)

Employee stock options exercised	619,314	6	(6)	-	-
Warrants exercised in connection with services	148,718	2	(2)	-	-
Shares issued in payment of services	125,777	1	46	-	47
Stock-based compensation expense	-	-	1,641	-	1,641
Accretion of discount on preferred stock	-	-	(907)	-	(907)
Accrued dividends on preferred stock	-	-	(1,067)	-	(1,067)
Warrants exercised by Ener1 Group	69,000,000	690	4,830	-	5,520
Warrant modification expense	-	-	9,200	-	9,200
Fair value adjustment for elimination of
derivatives - warrants	-	-	22,096	-	22,096
Fair value adjustment for conversion of
derivatives - warrants	-	-	26,449	-	26,449
Warrants issued to related party in connection
with debt placement services	-	-	4,006	-	4,006
Net loss (including preferred dividends
payable to minority interest owner charged
to paid in capital)	-	-	(1,609)	(39,696)	(41,305)
Balance December 31, 2006	417,349,560	$4,174	$137,507	$(191,944)	$(50,263)

Employee stock options exercised	100,000	1	(1)	-	-
Shares issued in payment of services	2,318,452	23	567	-	590
Stock-based compensation expense	-	-	1,366	-	1,366
Accretion of discount on preferred stock	-	-	(783)	-	(783)
Accrued dividends on preferred stock	-	-	(1,066)	-	(1,066)
Warrants exercised by Ener1 Group	41,503,047	415	9,491	-	9,906
Shares purchased by Ener1 Group	42,403,816	424	12,297	-	12,721
Shares purchased by investors in private placement	64,000,000	640	28,765	-	29,405
Warrant modification expense	-	-	583	-	583
Warrants issued to UTE	-	-	18	-	18
Warrants issued to related party in connection
with debt placement services	-	-	3,236	-	3,236
Shares issued in connection with EnerStruct	3,733,333	37	896	-	933
Shares issued for conversions of senior debentures	30,128,044	301	21,909	-	22,210
Acceleration of discount related to conversion of senior debentures	-	-	(9,740)	-	(9,740)
Reduction in derivative liability related to conversion of senior
debentures	-	-	8,556	-	8,556
Shares issued for Series B preferred stock conversions	46,631,488	467	8,167	-	8,634
Deemed preferred stock dividends	-	-	8,378	-	8,378
Net loss (including preferred dividends
payable to minority interest owner charged
to paid in capital)	-	-	(2,001)	(49,709)	(51,710)
Balance December 31, 2007	648,167,740	$6,482	$228,145	$(241,653)	$(7,026)

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2007	2006

Net loss	$(51,710)	$(41,305)

Adjustments to reconcile net loss to cash used in operating activities:
(Gain) loss on derivative liabilities	11,537	146
Minority interest in losses and preferred dividends of consolidated subsidiary	2,001	1,609
Research and development assets expensed	-	364
Accretion of discounts on debentures and notes	8,008	3,741
Non-cash interest expense related to financing costs	2,227	1,286
Non-cash interest expense related to convertible notes and advances
from related party	1,237	369
Non-cash warrant modification expense	583	9,200
Depreciation	530	391
Stock for services	1,684	1,641
Stock for EnerStruct	933	-
Equity in loss from investment in EnerStruct	40	765
Loss on disposal of equipment	10	5
Assets transferred under Warrant Exercise Agreement	-	927
Decrease (increase) in accounts receivable	50	(152)
Increase in prepaid expenses and other current assets	(360)	(59)
(Increase) decrease in other assets	(478)	63
(Increase) decrease in accounts payable and accrued expenses	(1,710)	2,661
(Increase) decrease in interest payable	(1,300)	1,300
Changes in current assets, liabilities and other, net	26	(78)
Net cash used in operating activities	(26,692)	(17,126)

Investing Activities:
Capital expenditures	(569)	(1,287)
Proceeds from sale of assets	74	20
Net cash used in investing activities	(495)	(1,267)

Financing Activities:
Proceeds from convertible notes and advances from related party, net of costs	5,177	10,883
Proceeds from exercise of warrants	5,206	5,520
Proceeds from sale of stock to related party	12,721	-
Proceeds from sale of stock net of costs	29,405
Repayment of notes payable	(721)	-
Repayment of bank installment loan	(66)	(25)
Net cash provided by financing activities	51,722	16,378

Net increase (decrease) in cash and equivalents	24,535	(2,015)
Cash and cash equivalents - beginning balance	291	2,306
Cash and cash equivalents - ending balance	$24,826	$291

See notes to consolidated financial statements.

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
Interest	$7,062	$3,680
Income taxes	-	-

Non-cash investing and financing activities:
Reduction of advances for exercise of warrants	$4,700	$-
Shares issued for Series B preferred stock conversions	8,634	-
Deemed preferred stock dividends	8,378	-
Stock issued for conversion of senior debentures	22,210	-
Acceleration of discount related to conversion of senior debentures	(9,740)	-
Reduction in derivative liability related to conversion of senior debentures	8,556	-
Notes payable issued in connection with settlement of leasehold	509	-
Reduction of accounts payable for stock and notes payable	429	-
Notes payable issued in connection with purchased research and development	370
Warrants issued in connection with settlement of leasehold	18	-
Warrants issued in connection with the issuance of debt	3,236	4,006
Accrued dividends on preferred stock	(1,066)	(1,067)
Accretion of discounts on preferred stock	(783)	(907)
Cashless exercise of options and warrants	1	1
Adjustment for elimination of derivatives as fair value - warrants	-	22,096
Adjustment for conversion of derivatives as fair value - warrants	-	26,449

See notes to consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Ener1, Inc. ("Ener1" or the "Company") is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida.

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owns approximately 66% of the outstanding common stock of the Company as of December 31, 2007.

The Company operates in three primary lines of business conducted through three operating subsidiaries; (i) EnerDel, an 80.5% owned subsidiary which is 19.5% owned by Delphi Corporation, develops lithium ion (“Li-ion”) batteries for automotive, military and other industrial uses, (ii) EnerFuel, a wholly-owned subsidiary, develops fuel cell products and services and (iii) NanoEner, also a wholly-owned subsidiary, develops technologies, materials and equipment for non-manufacturing.

EnerDel, Inc.
EnerDel, Inc., a Delaware corporation, was formed in October 2004 when the Company and each of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively, “Delphi”) contributed certain assets to a newly organized corporation, EnerDel, Inc. (“EnerDel”). The Company received 80.5% of EnerDel’s common stock. Delphi received 19.5% of EnerDel's common stock, 8,000 shares of EnerDel’s Series A Preferred Stock, warrants with a seven year term to purchase up to 1.75 million shares of the Company’s common stock for $0.70 per share, and warrants with a seven year term to purchase up to 5.25 million shares of the Company’s common stock for $1.00 per share. All of the Company’s Li-ion battery business has been conducted through EnerDel since its formation.

EnerFuel, Inc.
EnerFuel, Inc. (“EnerFuel”), a Florida corporation, was formed in October 2004 and is a wholly-owned subsidiary of the Company. All of the Company’s fuel cell business has been conducted through EnerFuel since its formation.

NanoEner, Inc.
NanoEner, Inc. (“NanoEner”), a Florida corporation, was formed in April 2004 and is a wholly-owned subsidiary of the Company. All of the Company’s nanomanufacturing business has been conducted through NanoEner since its formation.

EnerStruct, Inc.
EnerStruct, Inc. (“EnerStruct”), a Japanese joint venture, was formed in August 2003 between the Company and Itochu Corporation (“Itochu”). As of September 12, 2007, the Company maintained a 42% ownership and Itochu maintained a 51% ownership in EnerStruct. This joint venture was created for the pursuit of technology developments and marketing opportunities for Li-ion batteries in Japan.

On September 12, 2007, the owners of EnerStruct completed a series of simultaneous transactions terminating their joint venture. The owners purchased the ownership interest of a third EnerStruct stockholder in exchange for 800,000 shares of Ener1 common stock. EnerStruct ceased operations and the two remaining owners agreed to fund the estimated $400,000 in liquidation expenses equally. The Company signed a technology license agreement with Itochu which grants the Company an exclusive world-wide license to certain “know-how” developed by EnerStruct and the intellectual property under certain patent and patent applications of EnerStruct and Itochu regarding lithium ion battery technology in exchange for 3,333,333 shares of the Company’s common stock and $519,885 payable in installments over ten months. The Company formed a new subsidiary, EnerDel Japan, Inc., to continue its Japanese operations and employ key employees of EnerStruct.

Ener1 Battery Company
Ener1 Battery Company, (the “Battery Company”), a Florida Corporation, was formed in March 2001. The Battery Company does not have any operations. Certain real estate and equipment assets used by the Company are held by the Battery Company.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The accompanying consolidated financial statements include Ener1, Inc. and its wholly-owned subsidiaries and its majority (80.5%) owned subsidiary, EnerDel. All significant intercompany balances and transactions have been eliminated in consolidation. EnerDel, NanoEner, EnerFuel and EnerDel Japan have ongoing operations.

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

Cash and Cash Equivalents. The Company considers liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents. The Company may, in the normal course of operations, maintain cash balances in excess of federally insured limits. Restricted cash in the amount of $224,000 represents cash in a bank account securing a letter of credit on the New York City office lease that was terminated in February 2007. The cash became unrestricted on March 22, 2007.

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

Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which are as follows (in years):

Asset Category	Years

Building and improvements	39
Leasehold improvements	5	(*	)
Battery plant equipment	10
Machinery and equipment	5
Office equipment, furniture and other	5
Computers and software	3

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

Revenue Recognition

The Company recognizes revenue when an arrangement exists, prices are determinable, services and products are rendered or delivered and collectibility is reasonably assured.

The Company generally recognizes revenue from research and development cost-sharing arrangements with federal government agencies as a reduction of research and development expenses.

The Company generally recognizes revenue from research and development cost-sharing arrangements with commercial entities using the percentage of completion method. To date, these contracts have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses as opposed to cost of sales.

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

Research and Development Costs. Research and development costs consist of direct and indirect expenditures, the cost of equipment and other assets used in research and development activities, including a reasonable allocation of overhead expenses associated with the Company’s various research and development programs and the cost of equipment and other assets used in research and development activities that do not have alternative future uses. Research and development costs are expensed as incurred, unless they meet generally accepted accounting criteria for deferral and amortization. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. To date, no research and development costs have been deferred. Research and developments costs are presented net of proceeds received from research and development contracts with governmental agencies in the amount of $910,000 and $451,000 for December 31, 2007 and 2006 respectively.

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

Ener1 calculates its income taxes as if it filed a separate return. Ener1 Group files a consolidated federal income tax return and certain state income tax returns which include Ener1 and its subsidiaries. Ener1 and Ener1 Group have adopted a tax sharing agreement which provides for the allocation of income taxes between the two groups. Inter-group tax payments are made only when a payment is required or a refund is received on the consolidated tax return of Ener1 Group. When determining any Federal income tax payments due by Ener1 in any year, for purposes of the tax allocation agreement, Ener1 shall be credited the tax benefit of all of Ener1’s net operating losses generated after January 3, 2003 plus the tax benefit of any of Ener1’s net operating losses generated before January 3, 2003 that are allowable under the Internal Revenue Code, plus any payments Ener1 has made under the tax allocation agreement, less any payments Ener1 has received under the tax allocation agreement. During 2007, Ener1 Group’s ownership of Ener1 declined below 80% and as a result they may not file consolidated returns in tax years starting in 2008.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement 109, Accounting for Income Taxes, (“FIN 48”), which requires management to perform a two-step evaluation for all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold criteria and can be measured sufficiently to determine the benefit recognized in the financial statements.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FIN48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open and did not incur any change in the liability for unrecognized benefits.

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

Following guidance by SFAS No. 133 and EITF 00-19, the Company determined the conversion feature of the Company’s 5% Senior Secured Convertible Debentures due January 20, 2009 (the “2004 Debentures”) and 7.5% Senior Secured Convertible Debentures due March 14, 2009 (the “2005 Debentures”) and the warrants associated with the 2005 Debentures should be treated as separate derivative liabilities on the balance sheet. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values are determined using market based pricing models incorporating readily observable market data and management assumptions.

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2007 presentation.

Recently Issued Accounting Pronouncements and Interpretations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. The Company will assess the impact of SFAS 141R on its consolidated financial statements if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the SEC issued SAB No. 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107, and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS 123R. SAB 110 is effective for stock options granted after December 31, 2007. The Company is currently evaluating the impact of the new provisions of SAB 110 for stock option awards granted after December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 159 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, however the FASB has delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except those items recognized or disclosed at fair value on an annual or more frequently occurring basis. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 157 on its consolidated financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Building and building improvements	$1,551	$1,551
Leasehold improvements	1,552	971
Machinery and equipment	1,801	1,049
Office equipment, furniture and other	638	838
Total cost	5,542	4,409
Less accumulated depreciation	(1,255)	(855)
Net property, plant, and equipment	$4,287	$3,554

In 2007 and 2006, Ener1 expensed $0 and $364,000, respectively, of equipment that is currently used in research and development. This equipment was expensed to research and development expense in accordance with SFAS No. 2, “Accounting for Research and Development Costs,” which requires that assets to be used in R&D activities are to be immediately charged to income unless an alternative future use for the asset exists.

The building and certain machinery and equipment owned by the Battery Company are pledged as security under the terms of the 2004 Debentures.

Depreciation and amortization expense for property and equipment for the years ended December 31, 2007 and 2006 was $530,000 and $391,000, respectively.

4.     INVESTMENT IN ENERSTRUCT

In 2003, Ener1 invested $2,003,000 in EnerStruct, a Japanese company, in exchange for an initial 49% equity ownership interest. ITOCHU Corporation invested $1,100,000 plus equipment totaling approximately $500,000 for an initial 51% ownership interest. As a result of subsequent investments in 2006 in EnerStruct by ITOCHU and SBIC, a Japanese venture capital company, Ener1’s equity ownership interest in EnerStruct was reduced over time to 42%. At December 31, 2006, the Company’s investment in EnerStruct had a carrying value of $40,000 as compared to an underlying equity interest in net assets of $473,000, primarily due to a difference between the ownership interests in equity agreed upon between Ener1 and ITOCHU as compared to their relative capital contributions. As of March 31, 2007, the value of Ener1’s investment in EnerStruct was reduced by $2,003,000, which represented Ener1’s share of EnerStruct losses through that date and resulted in a carrying value of $0.

On September 12, 2007, Ener1 and ITOCHU agreed to terminate their joint venture and cease EnerStruct’s operations. Ener1 and Itochu purchased the ownership interest of SBIC for shares of Ener1’s stock. Ener1 issued 400,000 shares of common stock with a value of $100,000 and recorded an additional investment in EnerStruct and the respective ownership became 46% for Ener1 and 54% for Itochu. EnerStruct ceased operations and the two remaining owners agreed to fund the estimated $400,000 in liquidation expenses equally. Ener1 had prepaid $162,000 for these expenses and accrued an additional $38,000 at September 12, 2007 recording an additional investment in EnerStruct of $200,000. In connection with the termination of the joint venture, Ener1 received property and equipment assets from EnerStruct. Ener1 capitalized the assets at the value of its additional investment in EnerStruct totaling $300,000. Under the agreement terminating the joint venture, Ener1 agreed to give Itochu a total of $1,353,218 in stock and cash in exchange for certain intangibles. These payments were accounted for as purchased research and development costs. Ener1 paid $150,000 in cash, issued short term notes for $369,885, with an imputed interest rate of 10%, and issued 3,333,333 shares of common stock valued at $833,333 to Itochu for the know-how included in this purchased research and development. This acquisition of research and development did not meet the definition of a business under Regulation S-X, Rule 11-01(d).

Summarized financial information of EnerStruct is as follows as of December 31, 2007 and 2006 and for the years then ended is as follows (in thousands):

	2007	2006

Cash	$-	$105
Total assets	-	1,853
Total liabilities	-	726
Net loss	-	(1,439)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses principally consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Accounts payable	$2,002	$2,514
Accrued registration delay expenses	679	2,221
Accrued compensation and benefits	775	490
Accrued severance	-	350
Accrued other	340	362
Total accounts payable and accrued expenses	$3,798	$5,937

6. INCOME TAXES

Ener1 has deferred tax assets of $63,447,000 and $49,125,000 at December 31, 2007 and 2006, respectively, which are completely offset by valuation allowances. The deferred tax assets reflect a reduction of approximately $17,000,000 to reflect the limits on the Company’s ability to use net operating loss carryforwards in existence in January 2002 due to the change in ownership that occurred in January 2002.

Deferred income tax assets in the accompanying balance sheet as of December 31, 2007 and 2006 are attributable to the following items (in thousands):

	2007	2006

Federal and state net operating loss carryforwards	$51,775	$36,302
R&D expense taken on equipment and intellectual property	8,022	8,584
Impairment losses	1,892	2,300
Goodwill	1,726	2,001
Other	32	(62)
Gross deferred tax asset	63,447	49,125
Valuation allowance	(63,447)	(49,125)
Net deferred tax asset	$-	$-

Ener1 has federal and Florida net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $124,000,000 and $174,000,000 at December 31, 2007, respectively, and approximately $85,000,000 and $135,000,000 at December 31, 2006, respectively. The federal NOL carryforwards will begin to expire in 2018, while the Florida NOL carryforwards will begin to expire in 2011. The federal NOL carryforwards exclude $50,677,000 of carryforwards in existence at the time of change in ownership in January 2002 which are subject to substantial restrictions and may only be utilized to offset approximately $40,000 of annual taxable income, as well as any unrealized appreciation on assets existing at the time of the ownership change.

A valuation allowance is established when it is more likely than not that some portion of Ener1’s deferred tax assets will not be realized. Management has evaluated the available evidence about Ener1’s future taxable income and other possible sources of realization of deferred tax assets, and as a result, the valuation allowance was increased by the full amount of the tax benefit from the net operating loss in the years ended December 31, 2007 and 2006. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

The Company's effective income tax rate differs from the statutory federal rate of 35% as follows:

	2007	2006

Statutory rate applied to income before taxes	35.0%	35.0%
Non-taxable items:
Derivative income	-15.0%	-0.4%
Accretion of discounts	44.9%	9.4%
Warrant modification expense	1.5%	23.2%
State income tax net of federal tax benefit	3.3%	3.3%
Increase in valuation allowance	-69.8%	-70.5%
Total income tax provision	0.0%	0.0%

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. This did not result in any change to the Company’s liability for unrecognized tax benefits.

7. DERIVATIVES

Ener1 has evaluated the application of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” to the following:

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

•
the conversion features of the EnerDel Series A Preferred Stock which expired in 2005, the Series B Preferred Stock which was converted into common stock in 2007 and the convertible notes issued to Ener1 Group (the “Ener1 Group Convertible Notes”);

•
the warrants to purchase common stock associated with: the 2004 Debentures (the "2004 Debenture Warrants"), the 2005 Debentures (the "2005 Debenture Warrants"), the preferred stock, the acquisition by Ener1 of Ener1 Battery Company from Ener1 Group, Inc. (“Battery Warrants”), the exchange of stock, notes and warrants for debt (the "Exchange Warrants"), the Ener1 Group capital commitment and other warrant issuances; and

•	the right to require Ener1 Group to purchase shares of Series B Preferred Stock (the “Series B Preferred Stock Put”) which was terminated on March 31, 2006.

Based on the guidance in SFAS 133 and EITF 00-19, Ener1 concluded all of these instruments other than the Ener1 Group Convertible Notes and warrants classified as stockholder’s equity were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require Ener1 to bifurcate and separately account for the conversion and other derivatives features of the 2004 Debentures and 2005 Debentures as embedded derivatives. SFAS 155 permits fair value remeasurement of any hybrid financial instrument that contains embedded derivatives that otherwise would require bifurcation. However, Ener1 has decided to continue to bifurcate the embedded derivatives, and separately record the fair value of the conversion features and the warrants and options that are classified as derivatives on its balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statements of operations as “Gain (loss) on derivative liabilities.”

The Ener1 Group Convertible Notes were deemed to be conventional convertible debt under EITF 00-19 and therefore were accounted for as convertible instruments under EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.

Once the Battery Warrants had been fully exercised as of June 30, 2006, Ener1 determined that it could conclude that it had sufficient authorized and unissued shares to issue the number of shares required under the other warrants described above and, therefore, all of these warrants, other than the 2005 Debenture Warrants, should not be treated as derivative liabilities as of June 30, 2006. The fair value of these warrants was marked to market on the date they no longer were accounted for as derivatives and derivative gain or loss was recorded. The balance of the derivative liability was then recorded as a contribution to paid in capital on June 30, 2006. Ener1 determined that the conversion and other derivative features of the 2004 Debentures and 2005 Debentures and the 2005 Debenture Warrants should continue to be treated as derivative liabilities.

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 31, 2006 and the impact on the balance sheet and statements of operations as of December 31, 2007 are as follows (in thousands):

	December 31,	December 31,	Adjustments for	Gain
	2007	2006	Conversions	(Loss)

2004 Debentures compound derivative	$4,973	$3,753	$(3,589)	$(4,809)
2005 Debentures compound derivative	1,188	2,442	(4,966)	(3,712)
2005 Debenture Warrants	3,983	967	-	(3,016)
	$10,144	$7,162	$(8,555)	$(11,537)

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

The fair value of the compound derivative embedded in the 2004 Debentures as of December 31, 2007 and 2006 determined using the lattice valuation model were based on the following management assumptions:

	2004 Debentures
Assumptions:	December 31, 2007	December 31, 2006
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2004 Debentures:	100%	100%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.983	0.896
Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $1.75:	95%	95%
The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$1.50	$3.50
Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.25	$1.50
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures, increasing 2.5% per quarter to a maximum of 25%:	10%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	20%	0%

Based on these management assumptions, the fair value of these embedded derivatives as of December 31, 2007 and 2006 were calculated by management to be $4,973,000 and $3,753,000, respectively.

The fair value of the compound derivative embedded in the 2005 Debentures as of December 31, 2007 and 2006 determined using the lattice valuation model were based on the following management assumptions:

	2005 Debentures
Assumptions:	December 31, 2007	December 31, 2006
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a volatility of:	100%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2005 Debentures:	95%	95%
Percent likelihood that an event of default or a fundamental change would occur:	5%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.990	0.977
Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $1.50:	95%	95%
The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2005 Debentures and Ener1's common stock price was:	$1.25	$1.75
Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$1.00	$1.25
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures, increasing 2.5% per quarter to a maximum likelihood of 25%:	10%	0%
Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum likelihood of 90%:	20%	0%

Based on these management assumptions, the fair value of the compound embedded derivative in the 2005 Debentures as of December 31, 2007 and 2006 were calculated by management to be $1,188,000 and $2,442,000, respectively.

All of the above assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuation.

Black-Scholes Valuation Model

Ener1 used the Black-Scholes pricing model to determine the fair values of the 2005 Debenture Warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.  Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U. S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 129% during the last four years.

The following table shows the volatility, risk free rate and market price used in the calculation of the Black-Scholes call value for each derivative at issuance date and at the end of each year and at December 31, 2007:

	Issue Date	Volatility	Risk-Free Interest Rate	Market Price	Term in Years
Valuation inputs at issuance date for:
2005 Debenture Warrants	3/11/2005	135%	3.5%	$0.75	5

Valuation inputs at:
December 31, 2007		129%	3.1%	$0.81	2.2

8. DEBT

2004 SENIOR SECURED CONVERTIBLE DEBENTURES

On January 20, 2004, Ener1 issued $20,000,000 in aggregate principal amount of the 2004 Debentures and warrants to purchase 16,000,000 shares of Ener1’s common stock. The net proceeds were $18,527,000. Debentures in the amount of $300,000 in principal were converted in 2004. For the year ended December 31, 2007, 2004 Debentures of $10,065,952 plus $7,151 of accrued interest have been converted at conversion prices ranging from $0.78 to $0.91.

At the issuance date, the 2004 Debentures were convertible at any time into common shares at a price of $1.25 per share, subject to adjustment for dilutive issuances of common stock by the Company. As of December 31, 2007, the adjusted conversion price was $0.78 per share. The warrants to purchase 16,000,000 shares of common stock had an exercise price of $2.51 per share at the issuance date, subject to adjustment. As of December 31, 2007, the adjusted exercise price was $1.27 per share. The warrants are exercisable at any time through January 21, 2014. In addition, Ener1 issued warrants to purchase 1,920,000 shares of common stock with an exercise price of $2.51 per share to the placement agent for the 2004 Debentures.

Accrued interest expense for the 2004 Debentures was $0 and $755,000 as of December 31, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. Interest is due quarterly. All interest payments due through December 31, 2007 have been paid. The initial annual interest rate was 5%, which was increased to 7.5% as of July 19, 2004 and 15% as of January 20, 2005 because Ener1 failed to achieve certain milestone requirements in the debentures. Upon issuance, the 2004 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, exceeded the notional debt amount and resulted in a fully discounted debenture. After giving effect to the discount, the effective rate of interest for the 2004 Debentures was 60.5% as of December 31, 2007.

Ener1 may prepay principal at 101% of unpaid principal from January 21, 2008 to January 20, 2009. The 2004 Debentures are senior to Ener1’s existing and future indebtedness and pari passu with the 2005 Debentures. In the event of any “Event of Default" or "Fundamental Change” as defined under the 2004 Debentures, the holder may require Ener1 to redeem the 2004 Debentures at a price equal to 101% of the unpaid principal plus accrued interest. Ener1’s obligations under the 2004 Debentures are partially secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel. As of December 31, 2007, no Fundamental Change has occurred. On February 22, 2008, the Company sent a notice to holders of the 2004 Debentures that it intended to prepay the entire remaining principal amount of the 2004 Debentures in cash at an amount equal to 101% of the principal balance. The prepayment will occur on March 24, 2008 unless the holders convert their debentures into common stock before that date. At February 22, 2008, $9,284,000 in principal of 2004 Debentures were outstanding of which $2,150,000 of principal of the 2004 Debentures plus $51,711 of accrued interest have been subsequently converted into 2,822,707 shares of common stock of Ener1 through February 29, 2008.

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

2005 SENIOR SECURED CONVERTIBLE DEBENTURES

On March 14, 2005, Ener1 issued $14,225,000 in aggregate principal amount of the 2005 Debentures and warrants to purchase 7,112,500 shares of Ener1’s common stock. The net proceeds of the issuance totaled $13,134,000. For the year ended December 31, 2007, 2005 Debentures of $12,144,065 plus $4,333 of accrued interest have been converted at conversion prices ranging from $0.69 to $0.79.

As a result of Ener1’s failure to meet certain milestone requirements in the 2005 Debentures, the holders of the 2005 Debentures have a security interest in all of the EnerDel common stock owned by Ener1.

At the issuance date, the 2005 Debentures were convertible at any time into common shares at a price of $1.00 per share subject to adjustment for dilutive issuances of common stock by the Company. As of December 31, 2007, the conversion price was $0.69 per share. The 2005 Debenture Warrants were divided into Series A and Series B. Ener1 issued Series A warrants to purchase 4,267,500 shares of common stock with an exercise price of $1.15 per share at the issuance date, subject to adjustment; as of December 31, 2007, the adjusted exercise price was $0.75 per share. Ener1 issued Series B warrants to purchase 2,845,000 shares of common stock with an exercise price of $1.25 per share at the issuance date, subject to adjustment; as of December 31, 2007, the adjusted exercise price was $0.80 per share. The warrants are exercisable, in whole or in part, at any time on or before March 14, 2010. In addition, Ener1 issued warrants to purchase up to 426,750 shares of common stock with an initial exercise price of $0.75 per share to the placement agent for the 2005 Debentures.

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

Accrued interest expense for the 2005 Debentures was $0 and $545,000 as of December 31, 2007 and 2006, respectively. All or a portion of the accrued and unpaid interest may be converted at the option of the debenture holder at any time under the same conversion terms as the principal. Interest is due quarterly. All interest payments due through December 31, 2007 have been paid. The initial annual interest rate was 7.5%, which was increased to 15% as of March 14, 2006 because Ener1 failed to achieve certain milestone requirements of the debentures. Upon issuance, the 2005 Debentures included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, resulted in a discount to the notional debt amount of the debenture. After giving effect to the discount, the effective rate of interest for the 2005 Debentures was 72.0% as of December 31, 2007.

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

In an “Event of Default” as defined under the 2005 Debentures, the holder may require Ener1 to redeem the 2005 Debentures at a price equal to the greater of (1) 105% of the unpaid principal and accrued interest or (2) the value of the shares that the principal and accrued interest could be converted into at the time of default. In the event of any “Fundamental Change,” as defined in the 2005 Debentures, including the sale or disposition of substantially all of the assets of the Company or certain transactions which result in the transfer of more than 50% of the Company's voting equity, the holder can redeem the 2005 Debentures at a price equal to 115% of the unpaid principal and accrued interest if the fundamental change occurs between March 14, 2006 and March 14, 2007, and 110% of the unpaid principal and accrued interest if the fundamental change occurs after March 14, 2007. As of December 31, 2007, no Fundamental Change has occurred.

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

REGISTRATION DELAY EXPENSES

At December 31, 2006, accrued registration delay expenses relating to the 2004 and 2005 Debentures of $2,221,000 were unpaid. During the year ended December 31, 2007, $1,542,000 of the accrued registration delay expenses were paid.

As of February 29, 2007, the Company has not paid registration delay expenses of $679,000. The Company has not entered into a forbearance agreement with, nor received a default notice from, any of the holders with respect to its noncompliance with these payment obligations. If a default notice is delivered, an event of default would occur if payment is not made in ten business days (or 15 business days if the Company is making good faith efforts to cure the default).

9. REDEEMABLE PREFERRED STOCK

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

The following are the components of Series A Preferred Stock as of December 31, 2007 (in thousands):

EnerDel
Series A

Face value	$8,000
Less initial fair value of warrant derivative	(4,620)
Less initial fair value of conversion option	(1,183)
Fair value at date of issue	2,197
Accumulated accretion of discounts	4,270
Cumulative dividends	2,110
Carrying value as of December 31, 2007	$8,577

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

The conversion option for the Series B Preferred Stock was initially contingent upon Ener1 filing a registration statement with the Securities and Exchange Commission to register an offering of common stock. In October 2007, the Certificate of Designation was amended to permit the conversion of the Series B Preferred Stock into common stock at a conversion price of $0.40 per share. Ener1 determined that the conversion option did not meet the definition of a derivative under SFAS 133.

In October 2007, Ener1 and the holders of the Series B Preferred Stock (Cofis and Ener1Group) agreed to amend the terms of the Series B Preferred Stock and associated warrants as follows:

•
each holder of Series B Preferred Stock will have the right until December 31, 2007 to convert shares of Series B Stock, plus any accrued and unpaid dividends on such Series B Preferred Stock, into shares of common stock at a conversion ratio using a price of $0.40 per share (the "Conversion Price"),

•
Ener1 may elect at any time prior to December 31, 2007 to automatically convert the Series B Preferred Stock, together with accrued and unpaid dividends, into common stock at the Conversion Price as of 11:59 p.m. on December 31, 2007,

•
the warrants issued by the Company to purchase 4,236,111 shares of common stock with an exercise price of $1.25 per share (the "Original $1.25 Warrants") were amended to enable the holder thereof to purchase 18,677,699 shares of Common Stock at an exercise price of $0.40 per share,

•
the warrants issued by the Company to purchase 4,236,111 shares of common stock with an exercise price of $1.50 per share (the "Original $1.50 Warrants" ) were amended to enable the holders thereof to purchase 18,677,699 shares at an exercise price of $0.40 per share,

•
Ener1 agreed to additional warrants to Cofis and Ener1 Group (pro rata in proportion to the amount of Series B Preferred Stock held by each of them) in the event that a Triggering Event occurs. The additional warrants will entitle the holders to purchase an aggregate of 15,362,100 shares of common stock at an exercise price of $0.001 per share and will expire at 5:00 p.m. (New York time) on January 1, 2008. "Triggering Event" means the occurrence of either or both of the following events prior to December 1, 2007:

o
Ener1 fails to sell, in one or more transactions with gross proceeds of at least $10 million dollars at a price per share equal to at least $0.40 and warrant coverage not greater than 60% of the aggregate investment amount exercisable and with an exercise price of not less than $0.40 per share; or

o
the volume weighted average price of the common stock ("VWAP") is less than $0.30 and, during the period of either (a) ten (10) consecutive Trading Days immediately following such trading day, or (b) fifteen trading days (whether or not consecutive) following such trading day but prior to December 1, 2007, the daily VWAP on each such day is less than $0.33.

In accordance with SFAS 84 and EITF Topic No. D-42, Ener1 accounted for this transaction as an inducement to convert the preferred instruments into common stock. Ener1 recognized a preferred stock dividend of $8,377,750 when the Amendment Agreement was executed. This represents the excess of consideration over the fair value of securities issuable pursuant to the original conversion terms.

On October 11, 2007, Cofis converted its 150,000 shares of Series B Preferred Stock and all accrued dividends into 45,880,965 shares of common stock, surrendered 8,333,332 original warrants and received 36,743,014 five year warrants expiring October 17, 2012 with an exercise price of $0.40 per share.

On November 14, 2007, Ener1 Group converted its 2,500 shares of Series B Preferred Stock and all accrued dividends into 750,523 shares of common stock, surrendered 138,890 original warrants and received 612,384 five year warrants expiring November 14, 2012 with an exercise price of $0.40 per share.

Ener1 did not issue any additional warrants to Cofis or Ener1 Group as no Triggering Event occurred.

The Series B Preferred Stock was classified as temporary equity in accordance with EITF Topic D-98 as the redemption features were not solely within the control of Ener1.

10. MINORITY INTEREST

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

Ener1 recorded a minority interest in consolidated subsidiaries representing the 19.5% equity ownership in EnerDel held by Delphi at the date of the initial capitalization of EnerDel in October 2004. The minority interest balance sheet amount was reduced by minority interest income in 2004 and 2005 equal to 19.5% of EnerDel’s annual operating losses. Minority interest income was reduced by the dividends and accretion on the Series A Preferred Stock in the amount of $2,001,000 and $1,609,000 for the years ended December 31, 2007 and 2006, respectively. The minority interest balance sheet amount was reduced to zero as of September 2005 as a result of the minority interest in EnerDel’s cumulative losses, and no additional minority interest income or loss will be recorded until the minority interest account returns to a positive balance. Ener1 is accreting the discount on the Series A Preferred Stock to the face amount of $8,000,000 through the earliest redemption date in October 2008.

11.     RELATED PARTY TRANSACTIONS

Intercompany Transactions with Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of Ener1. Ener1 billed Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, Ener1 has from time to time used various services and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual cost of these services and employees. Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 31% of the outstanding common stock of Ener1 Group, which owns approximately 65% of the outstanding common stock of the Company. Financing transactions with Ener1Group are approved by the independent members of Ener1’s board of directors.

Effective October 3, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 53% of the total salary and related costs for Victor Mendes, who was the Chief Executive Officer of Ener1 and Chairman of the Board of Ener1 Group from October 3, 2006 until October 26, 2006. Effective October 12, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 31% of the total salary and related costs for Ajit Habbu, who became the Chief Financial Officer of Ener1 and the Chief Financial Officer of Ener1 Group. On February 13, 2007, Ener1 entered into an agreement with Ener1 Group under which Ener1 agreed to pay 40% of the total salary and related costs, including travel expenses, for Charles Gassenheimer for services Mr. Gassenheimer would perform for Ener1.

In February 2006, Ener1 Group agreed to assume Ener1’s lease on an office in New York City, New York, for which the monthly rent was $35,520. The lease, which was due to expire in September 2010, was terminated with the landlord in February 2007 without obligation. Ener1 expensed $60,000 of leasehold improvements made to this office space during the quarter ended March 31, 2006. The lease payments on the office space were secured by a letter of that was itself secured by a cash collateral account of $224,000. The letter of credit was cancelled in February 2007 and the cash collateral was released on March 22, 2007. On February 5, 2007, Ener1 entered into a short-term lease for new office space in New York City for monthly rent of $6,750 on a month-to-month lease with a minimum lease term of three months. The rent expense is shared equally between Ener1 and Ener1 Group such that each party pays $3,375 of the monthly rent.

Warrant Exercise Agreement

On March 30, 2006, Ener1 and Ener1 Group entered into an agreement (the “Warrant Exercise Agreement”), under which: 1) Ener1 Group agreed to exercise the remainder of the ten-year warrants issued by Ener1 to Ener1 Group in 2002 in connection with Ener1’s acquisition of Ener1 Battery Company from Ener1 Group (the “Battery Warrants”); 2) Ener1 agreed to transfer its entire equity interest in Ener EL Holdings, Inc. to Ener1 Group; 3) Ener1 and Ener1 Group terminated the letter agreement dated October 15, 2004 regarding Ener1 Group’s commitment to purchase shares of Ener1’s Series B Preferred Stock (the Series B Preferred Stock Put) and warrants to purchase Ener1 stock; 4) Ener1 and Ener1 Group agreed to release each other from outstanding obligations with respect to inter-company services provided by each company to the other as of March 30, 2006; and 5) Ener1 and Ener1 Group agreed that after Ener1 Group exercised the remaining balance of the Battery Warrants to purchase up to 24,500,000 shares of Ener1’s common stock, Ener1 would issue to Ener1 Group a new, immediately exercisable, ten-year warrant to purchase up to 20,000,000 Ener1 common shares at an exercise price of $0.50 per share.

Ener1 expensed the following amounts: 1) $115,000 in connection with the transfer of Ener1’s entire equity interest in Ener EL Holdings, Inc. to Ener1 Group, which was recorded at fair value which approximated the carrying value, 2) $584,000 representing the fair value of the Series B Preferred Stock Put that was terminated, and 3) $228,000 of inter-company receivables.

On June 30, 2006, Ener1 Group completed the exercise of the remaining Battery Warrants and Ener1 issued the warrants to purchase 20,000,000 shares described above to Ener1 Group and recorded the fair value of these warrants of $9,200,000 as an expense on June 30, 2006, the day they were issued. During the six months ended June 30, 2006, Ener1 Group purchased 69,000,000 shares of Ener1’s common stock upon exercise of the Battery Warrants at an exercise price of $0.08 per share for an aggregate exercise price of $5,520,000. The expiration date of the exercised warrants was 2012. As a result of the exercise of the Battery Warrants, additional paid in capital increased $31,279,000, which was comprised of $4,830,000 representing proceeds in excess of par value for common stock purchased and $26,449,000 from the fair value of the associated derivative on the date of exercise.

Ener1 Group Convertible Notes, Warrants and Capital Commitment

From June 29, 2006 through February 13, 2007, Ener1 Group loaned Ener1 an aggregate principal amount of $11,960,000. Ener1’s obligation to repay Ener1 Group has been recorded as subordinated convertible debt under notes issued in the amount of $3,250,000 (“Group Note I”), $3,100,000 (“Group Note II”), $455,000 (“Group Note III”), $655,000 (“Group Note IV) and $4,500,000 (“Group Note V”). The net loan proceeds of $11,360,000 were used for working capital.

Under the terms of Group Note I, Group Note II and Group Note V, Ener1 agreed to pay $250,000, $100,000 and $250,000, respectively, as financing fees to Ener1 Group; the amounts have been added to the principal balance of the notes and recorded as deferred financing costs which are being amortized over the life of the notes. All of the notes bear interest at the rate of 10% per annum. Upon issuance, Group Note I, Group Note II and Group Note V included embedded derivative liabilities and beneficial conversion features which, when bifurcated into and valued as separate liabilities, resulted in discount to the notional debt amount of the notes. After giving effect to the discount, the effective rates of interest were 45.2%, 71.5% and 79.4%, respectively. All interest accrues until the maturity of the notes on April 15, 2009 for Group Notes I, II, III and IV and May 15, 2009 for Group Note V, at which time all principal and accrued interest are payable in full. All of the notes are subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of Ener1's obligations under the 2004 Debentures and 2005 Debentures have been satisfied, all of the notes will be convertible at Ener1 Group's option into shares of Ener1’s common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under any of the notes if none of the 2004 or 2005 Debentures are outstanding and certain default or bankruptcy events occur with respect to Ener1. No warrants were issued in connection with Group Note III or Group Note IV.

In connection with Group Note I, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.50 per share. In connection with Group Note II, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.40 per share and immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.60 per share.  In connection with Group Note V, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of Ener1’s common stock at an exercise price of $0.60 per share. All of these warrants have a five-year term.

Ener1 is accounting for the warrant and conversion features of Group Note I, Group Note II and Group Note V in accordance with EITF 00-27. The proceeds of the notes were first allocated to the warrants at their relative fair value and credited to paid in capital. Ener1 used the Black-Scholes pricing model to value the warrants issued with the notes. For Group Note I, the model assumes a risk-free interest rate of 5.1%, the current stock price at date of issuance of $0.47 per share, the exercise price of the warrants of $0.50 per share, the term of five years and volatility of 141%. For Group Note II, the model assumes a risk-free interest rate of 4.6%, the current stock price at date of issuance of $0.31 per share, the exercise price of the warrants of $0.40 per share and $0.60 per share, the term of five years and volatility of 138%. For Group Note V, the model assumes a risk-free interest rate of 5.1%, the current stock price at date of issuance of $0.30 per share, the exercise price of the warrants of $0.50 per share and $0.60 per share, the term of five years and volatility of 141%. Ener1 recorded a discount to each convertible note equal to the relative fair value of the warrants, which is being amortized over the life of each note as interest expense. The intrinsic values of the conversion features were $1,602,000, $1,032,000 and $1,796,000, respectively, at the dates of issuance. No entry was made to record the values of the conversion features because the ability of the holder to convert is contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which is considered outside the holder’s control. Once the 2004 Debentures and 2005 Debentures are repaid, Ener1 will revalue the benefit of the conversion features and record the intrinsic values, if any, as a credit to paid in capital.

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

On May 21, 2007, Ener1 amended the terms of certain warrants with a Black-Scholes value before amendment of $3,272,518 to purchase up to 18,800,000 shares of Ener1 common stock previously issued to Ener1 Group to reduce the exercise price of the warrants from $0.60 per share to $0.25 per share. On May 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 18,800,000 common shares with a fair market value of $4,136,000 by canceling Ener1’s obligation to repay $4,700,000 in advances outstanding as of March 31, 2007. In addition, Ener1 issued 1,880,000 shares of Ener1 common stock with a fair market value of $414,000 in exchange for Ener1 Group’s agreement to exercise these warrants prior to their expiration. Ener1 also issued to Ener1 Group immediately exercisable warrants to purchase up to 11,880,000 shares of Ener1’s common stock at an exercise price of $0.30 per share and a term of five years. Ener1 recorded $0 in warrant modification expense because the fair value of the instruments given up was less than the fair value of the instruments and cash received.

On June 29, 2007, Ener1 Group committed (the “Capital Commitment”) to purchase $15,000,000 of Ener1 common stock for $0.30 per share subject to certain operational and financial milestones and the issuance of five-year warrants at an exercise price of $0.30 per share equal to 60% of the number of shares purchased by Ener1 Group. At the same time, Ener1 also agreed to amend the exercise price of all outstanding warrants held by Ener1 Group to purchase up to 52,128,136 shares of common stock from a weighted average price of $0.50 per share to $0.30 per share, which resulted in a warrant modification expense of $583,000. Subsequent to November 19, 2007, Ener1 Group was no longer required to purchase any Ener1 common stock under the Capital Commitment because Ener1 raised capital from third parties.

Under the Capital Commitment, Ener1 Group purchased 12,873,333 shares of common stock and warrants to purchase 7,724,000 shares for $3,862,000 on June 29, 2007, 6,000,000 shares of common stock and warrants to purchase 3,600,000 shares for $1,800,000 on August 7, 2007, 14,000,000 shares of common stock and warrants to purchase 8,400,000 shares for $4,200,000 on September 28, 2007, 7,397,150 shares of common stock and warrants to purchase 4,438,290 shares for $2,219,145 on November 5, 2007, 2,133,333 shares of common stock and warrants to purchase 1,280,000 shares for $640,000 on November 14, 2007. All of these warrants have a five-year term with an exercise price of $0.30 per share. All proceeds were allocated to the common stock and the warrants based on the relative fair market value of each instrument as shown in the following table (in thousands):

	Relative Fair Market Values		Total
	Stock	Warrants	Proceeds
June 29, 2007	$2,538	$1,324	$3,862
August 7, 2007	$1,189	$611	$1,800
September 28, 2007	$2,751	$1,449	$4,200
November 5, 2007	$1,515	$704	$2,219
November 14, 2007	$436	$204	$640
Totals	$8,429	$4,292	$12,721

The components of the notes issued to Ener1Group and advances at December 31, 2007 are as follows (in thousands):

	Group Note I	Group Note II	Group Note III	Group Note IV	Group Note V	Group Advances	Total Group Notes and Advances
Note proceeds and advances	$3,000	$3,000	$455	$655	$4,250	$-	$11,360
Financing fees	250	100	-	-	250	-	600
Total notes and advances	3,250	3,100	455	655	4,500	-	11,960
Unamortized discount related
to fair value of warrants	(1,104)	(1,579)	-	-	(2,567)	-	(5,250)
Accrued interest payable at maturity	522	446	53	62	522	-	1,605
Balance at December 31, 2007	$2,668	$1,967	$508	$717	$2,455	$-	$8,315

12.     STOCK-BASED COMPENSATION

At December 31, 2007, Ener1 had eight active stock-based employee, executive, director, advisory board and consultant compensation plans.

Valuation and Expense Information under SFAS 123R

Ener1 recorded share-based compensation costs related to stock-based employee plans of $1,366,000 and $1,641,000 for the years ended December 31, 2007 and 2006, respectively.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through December 31, 2007 and are adjusted annually to reflect actual forfeiture experience as needed.

In connection with the adoption of SFAS 123R, Ener1 estimates the fair value of each stock option on the date of grant using a Black-Scholes Model option valuation model, applying the assumptions below, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate: Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through December 31, 2007 was 4.1%.

Expected Volatility: Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The weighted-average expected volatility used during the period options were granted was 122%.

Expected Dividend Yield: Ener1 does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

Stock Options

A summary of the changes in the stock options outstanding under all of Ener1’s stock option plans described above as of December 31, 2006 and 2007 is as follows:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2005	24,605,617	$0.53

Granted	15,860,000	$0.25
Exercised	(933,333)	$0.10
Forfeited or expired	(10,257,079)	$0.61
Outstanding at December 31, 2006	29,275,205	$0.36	8.7	$88,000

Granted	8,558,000	$0.53
Exercised	(100,000)	$0.00
Forfeited or expired	(5,123,167)	$0.30
Outstanding at December 31, 2007	32,610,038	$0.42	5.8	$13,278,594

Exercisable at December 31, 2007	19,180,260	$0.43	5.9	$7,862,550

Ener1 granted options to purchase up to 15,860,000 shares in 2006. Employees exercised options to purchase a total of 933,333 shares during 2006. The total intrinsic value of these shares on the date of exercise was $215,000.

On May 21, 2007, in connection with an employment agreement with Mr. Subhash Dhar to serve as its President, Ener1 issued options to purchase 3,000,000 shares of common stock. Effective October 31, 2007, Mr. Dhar resigned as President, his options were forfeited effective on that date and any previously expensed amounts were reversed in accordance with SFAS 123R.

On July 31, 2007, October 30, 2007, November 13, 2007 and December 19, 2007, Ener1 granted options to directors and employees to purchase up to 5,558,000 shares of common stock at exercise prices ranging from $0.30 to $0.70 per share. The fair value of these options on the date of grant using Black-Scholes was computed as $2,076,000 and, in accordance with SFAS 123R, will be expensed over the vesting period of zero to three years.

During the years ended December 31, 2007 and 2006, Ener1 recognized $1,366,000 and $0, respectively, in amortization of stock options granted in previous periods.

One employee exercised options to purchase a total of 100,000 shares in March 2007 at an exercise price of $0.00. The total intrinsic value of these shares on the date of exercise was $25,000.

As of December 31, 2007 and 2006, there was $3,015,000 and $2,345,000, respectively, of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

During the year ended December 31, 2007, options to purchase 5,123,167 shares issued to various employees and former employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

The weighted average fair value of the options granted during 2007 and 2006 was estimated at $0.44 per share and $0.23 per share, respectively, using the Black-Scholes option-pricing model with the following weighted- average assumptions: no dividend yield, expected volatility of 131% and 136%, respectively, weighted-average risk-free interest rate of approximately 4.0% and 4.7%, respectively, and expected lives of three to ten years.

13. WARRANTS

A summary of the changes in warrants outstanding as of December 31, 2006 and 2007 is as follows:

Warrants	Number of Warrants	Weighted Average Price	Average Remaining Term in Years	Intrinsic Value

Outstanding and Exercisable at December 31, 2005	130,131,471	$0.86	6.5	$111,947,441

Granted	47,000,000	$0.50
Exercised	(69,200,000)	$0.08
Surrendered	-	-
Forfeited or expired	-	-
Outstanding and Exercisable at December 31, 2006	107,931,471	$1.20	5.6	$129,907,441

Granted	164,877,688	$0.52
Exercised	(39,623,047)	$0.25
Surrendered	(8,472,222)	$1.36
Forfeited or expired	-	-
Outstanding and Exercisable at December 31, 2007	224,713,890	$0.57	3.4	$128,224,993

In January 2006, Ener1 issued 200,000 shares of its common stock upon the exercise of warrants with an exercise price of $0.10 per share for an aggregate exercise price of $20,000.

During the six months ended June 30, 2006, Ener1 Group purchased 69,000,000 shares of Ener1’s common stock upon exercise of the Battery Warrants at an exercise price of $0.08 per share for an aggregate exercise price of $5,520,000 under the terms of a Warrant Exercise Agreement.

In June 2006, in connection with the completion of the exercise of the Battery Warrants by Ener1 Group under the Warrant Exercise Agreement, Ener1 issued to Ener1 Group warrants to purchase up to 20,000,000 shares of common stock at an exercise price of $0.50 per share, expiring 10 years from the grant date. Ener1 recorded the fair value of these warrants of $9,200,000 as an expense on June 30, 2006, the date they were issued.

In August 2006, in connection with the issuance of Group Note I, Ener1 issued to Ener1 Group warrants to purchase up to 9,000,000 shares of common stock at an exercise price of $0.50 per share, expiring five years from the grant date. Ener1 recorded the fair value of these warrants of approximately $1,797,000 to additional paid in capital as debt issuance costs on the date of grant. Such cost is being amortized, using the effective interest method, over the remaining term of the underlying debt.

In September 2006, in connection with the issuance of Group Note II, Ener1 issued to Ener1 Group warrants to purchase up to 9,000,000 shares of common stock at an exercise price of $0.40 per share and warrants to purchase up to 9,000,000 shares of common stock at an exercise price of $0.60 per share, expiring five years from the grant date. Ener1 recorded the fair value of these warrants of approximately $2,210,000 to additional paid in capital as debt issuance costs on the date of grant. Such cost is being amortized, using the effective interest method, over the remaining term of the underlying debt.

On January 5, 2007, in conjunction with a Purchase Agreement among Ener1 Group, Ener1 and Credit Suisse, Ener1 amended the terms of certain warrants to purchase up to 16,000,000 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $2.00 and $1.50 per share to $0.25 per share. On January 5, 2007, following this amendment, Ener1 Group exercised all of these warrants to purchase 16,000,000 common shares for $4,000,000. In connection with this transaction, Ener1 issued to Credit Suisse Securities (USA), LLC, five year warrants to purchase up to 5,000,000 shares of Ener1’s common stock at an exercise price of $0.30 per share and also issued to Charles Gassenheimer five year warrants to purchase up to 500,000 shares of Ener1’s common stock at an exercise price of $0.30 per share. Ener1 recorded $0 in warrant modification expense because the fair value of the warrants after modification was less than the fair value before modification.

On February 13, 2007, in connection with the issuance of Group Note V, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of Ener1’s common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of Ener1’s common stock at an exercise price of $0.60 per share. The exercise price for both these warrants was subsequently reduced to $0.30 per share in connection with the Ener1 Group Capital Commitment Agreement on June 29, 2007.

On February 21, 2007, Ener1 amended the terms of the remaining 1,612,293 Exchange Warrants and 3,210,754 warrants dated June 30, 2006 to purchase up to 4,823,047 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $1.50 and $0.50 per share to $0.25 per share. On February 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 4,823,047 common shares for $1,205,000. Ener1 recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

On May 21, 2007, Ener1 amended the terms of 9,000,000 Group Note II Warrants and 9,800,000 Group Note V Warrants to purchase up to 18,800,000 common shares previously issued to Ener1 Group to reduce the exercise price of the warrants from $0.60 per share to $0.25 per share. On May 21, 2007, following the amendment of the terms of these warrants, Ener1 Group exercised all of these warrants to purchase 18,800,000 common shares for $4,700,000. In connection with this transaction, Ener1 issued to Ener1 Group five year warrants to purchase up to 11,880,000 shares of Ener1’s common stock with an exercise price of $0.30 per share. Ener1 recorded $0 in warrant modification expense as the fair value of the warrants after modification was less than the fair value before modification.

On May 21, 2007, Ener1 issued five year warrants to UTE to purchase 100,000 shares of Ener1 common stock at an exercise price of $0.50 per share as part of a Purchase Money Financing Agreement.

On June 29, 2007, August 7, 2007, September 28, 2007, November 5, 2007 and November 14, 2007 Ener1 issued five year warrants to Ener1 Group to purchase 7,724,000 shares, 3,600,000 shares, 8,400,000shares, 4,438,290 shares and 1,280,000 shares of Ener1 common stock, respectively, at an exercise price of $0.30 per share as part of its Capital Commitment Agreement.

On October 17, 2007, in connection with the election by Cofis to convert its Ener1 Series B Preferred Stock, Ener1 issued five year warrants to Cofis and its designees to purchase 36,743,014 shares of Ener1 common stock at a purchase price of $0.40 per share. As part of this transaction, Cofis surrendered warrants to purchase 8,333,332 shares issued when Cofis purchased the Series B Preferred Stock.

On November 14, 2007, in connection with the election by Ener1 Group to convert its Ener1 Series B Preferred Stock, Ener1 issued five year warrants to Ener1 Group to purchase 612,384 shares of Ener1 common stock at a purchase price of $0.40 per share. As part of this transaction, Ener1 Group surrendered warrants to purchase 138,890 shares issued when Cofis purchased the Series B Preferred Stock.

On November 19, 2007 in connection with an equity private placement, Ener1 issued 180 day warrants to the investors to purchase 57,600,000 shares of Ener1 common stock at an exercise price of $0.75 per share.

14. EARNINGS PER SHARE

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants and from the conversion of Ener1’s convertible debentures. In calculating diluted net loss per share, the numerator is also adjusted to: (1) add back interest expense in the 2004 and 2005 Debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive. Weighted-average common shares do not include the common stock equivalents resulting from common stock options because their inclusion would be anti-dilutive. Because the shares of Series B Preferred Stock had been fully converted at December 31, 2007 and were not convertible at December 31, 2006 these common stock equivalents were excluded from the earnings per share calculations. The dilutive effect of outstanding stock options and warrants is reflected in diluted net income or loss per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted net income or loss per share by application of the if-converted method.

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect of including them would have been antidilutive:

	Year Ended December 31,
	2007	2006
Stock options that were not in the money	3,214,969	28,705,205
Warrants that were not in the money	25,557,706	107,931,471
Plus shares from assumed conversion of
convertible instruments
2004 Debentures	12,351,344	17,433,628
2005 Debentures	3,015,845	15,295,699
Group Convertible Notes	27,130,000	14,192,000
Total options, warrants and convertible
securities excluded from weighted average shares	71,269,864	183,558,003

15. SEGMENT REPORTING

As of December 31, 2007, Ener1 is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

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

Retroactive to 2006, certain corporate incurred costs are allocated to subsidiaries based on the ratio of the subsidiary’s incurred expenses to total subsidiary incurred expenses. As a result, the segment net income (loss) and corporate allocations for 2006 have been recast to conform to current periods' presentations since allocations were not included in prior segment reporting.

The table below provides segment financial information (in thousands):

	2007	2006
Net sales:
Battery	$101	$-
Fuel Cell	179	100
Total net sales	$280	$100

Interest expense:
Corporate	$17,233	$10,376

Depreciation and amortization expense:
Corporate	116	169
Battery	375	198
Fuel Cell	27	15
Nanotechnology	11	9
Total depreciation and amortization expense	$530	$391

Net income (loss):
Corporate	(22,027)	(15,323)
Battery	(20,015)	(17,924)
Fuel Cell	(7,132)	(6,115)
Nanotechnology	(2,537)	(1,943)
Net income (loss)	$(51,711)	$(41,305)

Corporate allocations:
Corporate	(17,814)	(16,041)
Battery	11,958	11,061
Fuel Cell	4,315	3,779
Nanotechnology	1,541	1,201
Net income (loss)	$-	$-

Assets:
Corporate	26,091	3,487
Battery	4,665	3,510
Fuel Cell	497	104
Nanotechnology	49	67
Total assets	$31,301	$7,168

Capital expenditures:
Corporate	10	10
Battery	398	1,239
Fuel Cell	158	4
Nanotechnology	3	14
Total capital expenditures	$569	$1,267

16.  COMMITMENTS AND CONTINGENCIES

Litigation

Ener1 receives communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of Ener1’s products infringe the patent rights of other third parties. Ener1 cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows. As of December 31, 2007, there were no material pending legal proceedings.

Lease Commitments

Approximate future payments for all operating leases for years subsequent to December 31, 2007 are as follows (in thousands):

12/31/2007

2008	$750
2009	778
2010	607
2011	525
2012	88
Total	$2,748

17.     SUBSEQUENT EVENTS

Conversions of Senior Debentures

From January 1, 2008 through February 29, 2008, $2,500,000 in principal amount of 2004 Debentures plus $56,170 of accrued interest have been converted into 3,277,140 shares of common stock at a per share conversion price of $0.78.

From January 1, 2008 through February 29, 2008, $605,933 in principal amount of 2005 Debentures plus $3,451 of accrued interest have been converted into 883,167 shares of common stock at a per share conversion price of $0.69.

On February 22, 2008, Ener1 sent a notice to holders of the 2004 Debentures that it intended to prepay the entire remaining principal amount of the 2004 Debentures in cash at an amount equal to 101% of the principal balance. The prepayment will occur on March 24, 2008 unless the holders convert their debentures into common stock before that date. At February 22, 2008, $9,284,000 in principal of 2004 Debentures were outstanding of which $2,150,000 of principal of the 2004 Debentures plus $51,711 of accrued interest have been subsequently converted into 2,822,707 shares of common stock of Ener1 through February 29, 2008.

Item 8. Changes In and Disagreements With Accountants and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15e), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007 such disclosure controls and procedures were effective.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Pursuant to Rule 13a-15d of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) and Internal Control Over Financial Reporting - Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management's report in this annual report.

Item 8B. Other Information.

None.

PART III

ITEM 9; DIRECTORS, OFFICERS AND CONTROL PERSONS

The term of office of each of our directors will expire at our next shareholders meeting. Our directors and executive officers are as follows:

Name	Age	Position
Charles Gassenheimer	34	Director, Chairman of the Board
Peter Novak	55	Director, Chief Executive Officer and President
Kenneth Baker	60	Director
Marshall Cogan	70	Director
Elliot Fuhr	48	Director
Karl Gruns	60	Director
Ludovico Manfredi	46	Director
Thomas Snyder	63	Director
Mike Zoi	41	Director
Naoki Ota	41	Chief Operating Officer
Ulrik Grape	47	Executive Vice President
Rex Hodge	42	Executive Vice President
Gerard Herlihy	55	Chief Financial Officer
Ajit Habbu	53	Chief Administrative Officer
Michael Shariff	38	General Counsel and Chief Intellectual Property Counsel
Anton Zingarevich	25	Vice President

Charles Gassenheimer has been one of our directors since January 2006 and our Vice Chairman since January 2006. In November 2007 he was named Chairman of the Board of Directors. He has also been the Chief Executive Officer and a director of Ener1 Group since January 2006. From 2002 through 2005, Mr. Gassenheimer was Portfolio Manager of Satellite Asset Management's Convertible Arbitrage Division and Managing Director and Portfolio Manager of its Private Investment Group. From 2001 through 2002, he was a Portfolio Manager and head of the distressed securities investment group at Tribeca Investments (Citigroup Global Investments). Mr. Gassenheimer has also been a Vice President with Credit Suisse First Boston, where he served as Investment Manager of a proprietary hedge fund focused on private investments in public equity securities, and a Turnaround Management Consultant at Coopers & Lybrand. Mr. Gassenheimer has a B.A. in Economics from the University of Pennsylvania.

Dr. Peter Novak has been a director of our company since February 2002 and Chief Executive Officer since December 2006. In November 2007 Dr. Novak became our President. Since 2001, he has been the Chief Technology Officer and a director of Ener1 Group. Since 1991, Dr. Novak has worked with Mike Zoi, focusing on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked with Mr. Zoi to form Ener1 s.r.l. Dr. Novak has been the “sole administrator”, a position equivalent to president, and sole director, for Ener1 s.r.l. Ener1 s.r.l. commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak worked with Mr. Zoi to manage the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development, developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere. In 2001, Dr. Novak and Mr. Zoi formed Ener1 Group. As Chief Technology Officer of Ener1 Group, he is responsible for all technology development, licensing and patent matters. He also assists in the management of the business affairs of Ener1 Group. Dr. Novak graduated from the Ural Polytechnic Institute, Physics and Technical Department specializing in experimental nuclear physics, and has a doctoral degree in solid-state physical chemistry.

Kenneth Baker has been a director of our company since July 2007. He also serves on the Governance and Nominating Committee of the board of directors. Since November 1999, Mr. Baker has served as president and chief executive officer and member of the board of trustees of Altarum Institute, a non profit research institute in the areas of national defense, homeland security and environment. Prior to that, he served as an executive at General Motors for over 30 years until his retirement in 1999, including vice president of global research and development and program manager of electric vehicles. He was the founding chairman of the USABC, the organization is partially funding our Li-ion battery development. Mr. Baker graduated with a bachelor of science in mechanical engineering from Clarkson University. He currently serves on the board of directors and is a member of the audit and compensation committees for Aero Vironment, Inc. and Millenium Cell, Inc.

Marshall Cogan has been a director of our company since February 2006. He also has been a strategic advisor to Ener1 Group during 2006.  For the last five years, Mr. Cogan has been a private equity investor. Since July 2004, he has been Chairman and a director of Greystone Logistics.  Since 1986, Mr. Cogan has been a member of the board of trustees for N.Y.U. Medical Center and a trustee of the Museum of Modern Art.   Previously Mr. Cogan was a Director of Sheller Globe, a manufacturer of steering wheels and related automotive components. He founded and was Chairman of United Auto Group, and was Chairman of Knoll International, Sheller Globe, Foamex International and the '21' Club.  Mr. Cogan received his B.A. and M.B.A. from Harvard University.

Elliot Fuhr has been a director of our company since January 2008. Mr. Fuhr serves on the Audit Committee of the board of directors. As a Senior Managing Director at FTI Consulting, Inc. since August 2002, Mr. Fuhr specializes in assisting senior management and boards of directors in the areas of performance improvement, financial and operational restructuring, mergers and acquisitions, divestitures, business planning and rapid implementation projects. He has broad industry experience including engagements with automotive, apparel, retail, technology, manufacturing, services, chemical, and oil & gas companies. Mr. Fuhr has led or is leading several FTI firm-wide initiatives, including Business Quality, Learning & Education, Business Performance Improvement and Key Client programs. He has over 24 years of experience in consulting and restructuring businesses. Mr. Fuhr was previously a partner at PricewaterhouseCoopers LLC in the Business Recovery Services division and had several chemical engineering positions at Exxon.

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

Thomas Snyder has been a director of our company since July 2007. He serves on the Governance and Nominating Committee of the board of directors. Mr. Snyder served as the president from 1994 and the chief executive officer from 2000 through 2006 of Remy International in Anderson, Indiana. Mr. Snyder led the management buyout of Delco Remy from General Motors in 1994. Since July 2007, he has served as the president of Ivy Tech Community College of Indiana, a mid-west educational institution with over 100,000 enrolled students. Mr. Snyder graduated from Kettering University with a degree in mechanical engineering and holds a master’s degree in business administration from Indiana University.

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

Naoki Ota has been our Chief Operating Officer since November 2007. Mr. Ota has been the President and Chief Operating Officer of our EnerDel subsidiary since July 2005. He has over 15 years of management, technical, operations and marketing experience in Li-ion battery production and related industries. From May 2004 to April 2005, Mr. Ota was Senior Manager of Technology Marketing for Hitachi Chemical Research Center, Inc. After 8 years of experience in the lithium ion business in Japan from 1991 to 1999, he was with Quallion, LLC, a manufacturer of batteries for medical implants and aerospace applications. At Quallion, from November 1999 to March 2004, Mr. Ota held senior management positions in Advanced Material Resources, Application Engineering and Marketing and Strategic Planning. He also has experience as a consultant for sourcing advanced materials for lithium batteries and other electrochemical devices. Mr. Ota earned a Bachelor of Applied Chemistry degree from Osaka Prefacture University, Japan

Ulrik Grape has been our Executive Vice President since January 2006. He was Chief Executive Officer of EnerDel from October 2005 to January 2006, at which time he became President of EnerDel. From 2004 to 2005, Mr. Grape was Business Development Manager for Gold Peak Industries (N.A.), Inc. in connection with a joint venture between Gold Peak and Danionics A/S. From 1994 to 2004, Mr. Grape was employed by Danionics A/S, an international lithium battery company headquartered in Denmark, where he was Sales and Marketing Director and Vice President, U.S. Prior to that, he was Managing Director for Volund A/S, a privately held Danish industrial group manufacturing mobile access platforms and other structures, and Associate at Trap & Kornum A/S, a mergers and acquisition firm operating in the Scandinavian market. Mr. Grape earned a Bachelor's degree in International Politics and Affairs from Georgetown University and a Masters of Business Administration degree from French business school INSEAD.

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

Gerard Herlihy has been our Chief Financial Officer since November 2007. Since October 2006, Mr. Herlihy has been directing Ener1’s media and investor relations and external reporting. He was the CFO of Ener1 from January 2006 through October 2006. Since June 2004, he also served as CFO, and since September 2005 he has additionally served as President, of Splinex Technology Inc., an affiliate of Ener1. For the year before he joined Splinex, Mr. Herlihy provided accounting, financing and acquisition advisory consulting services to public and private companies. From 2001 through 2003, he was the chief executive officer of Putt Trak Inc., a vision systems software development company. Mr. Herlihy’s previous positions included chief financial and administrative officer of a publicly held truck and automotive parts supplier, managing director of corporate finance at an investment bank and auditor at a national public accounting firm. Mr. Herlihy has a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree from the University of Rhode Island and is a Certified Public Accountant (inactive status).

Ajit Habbu has been our Chief Administrative Officer since November 2007. He was Chief Financial Officer from October 2006 to October 2007. Mr. Habbu has been the Chief Financial Officer of Ener1 Group since October 2006. Prior to joining Ener1, from September 2005 to October 2006, Mr. Habbu was Executive Vice President and Chief Financial Officer of Vixia, LLC, a provider of process solutions and support services for healthcare organizations, using radio frequency identification and ultrasound technologies. From 1999 to 2005, Mr. Habbu was with Recall Corporation, a global document management business with operations in 22 countries, where he served as Senior Vice President and Chief Financial Officer. From 1983 to 1999, Mr. Habbu was with IBM Corporation, where he served in a number of executive positions, including Chief Financial Officer of its Education Business Unit. Mr. Habbu holds a B.S. degree in Chemical Engineering from the Indian Institute of Technology, an M.S. degree in Systems and Industrial Engineering from the University of Iowa, and an M.B.A. with a concentration in Financial and International Business from the University of Chicago.

Michael Shariff has been our General Counsel and Chief Intellectual Property Officer since November 2007. Prior to joining Ener1, Mr. Shariff was with Howard & Howard Attorneys, P.C. from August 2001 to October 2007 and served as an outside patent counsel for Ener1. Mr. Shariff is registered to practice before the United States Patent and Trademark Office and is an active member of the Washington State Bar. Mr. Shariff holds the degree of Masters of Science in Petroleum Industry Engineering and Economy in the Fields of Fuel and Energy received from the State Academy of Oil and Gas (former USSR). Mr. Shariff has drafted patent applications for various technologies including and not limited to nanotechnology, mechanical devices, electrochemical devices, assembly lines for automotive applications, electrical systems and business methods.

Anton Zingarevich has been our Vice President of Operations and Chief Executive Officer of NanoEner since October 2007. From 2003 to 2006, Mr. Zingarevich was a student pursuing his bachelor’s degree at Regents Business School in London.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file reports of beneficial ownership and changes in beneficial ownership of our common stock with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such reports we have received during the year ended December 31, 2007 and written representations of the persons required to file said reports, we believe that all reporting persons complied with these reporting requirements during fiscal 2007 except for the following late reports, each of which was due to administrative error: (i) five Forms 4 each reporting an award of options to purchase our common stock by each of Charles Gassenheimer, Naoki Ota, Ulrik Grape, Rex Hodge and Gerard Herlihy, and (ii) a Form 3 by Mr. Ota reporting an award of options to purchase our common stock.

Code of Ethics

Effective with the filing of this Annual Report, we adopted an amendment to our Business Code of Conduct, which was originally adopted in 2004 and amended in 2008. The code applies to our officers, directors and all of our employees. The code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt reporting of internal violations of the code; and (5) accountability for the adherence to the code. Our Code of Conduct was amended to include more detailed information on our policies, including, among others, policies on protecting proprietary or confidential information, and how to report potential violations of any of our policies.

A copy of the Business Code of Conduct can be found on our Internet website at www.ener1.com.

Nomination and Governance Committee
The Nomination and Governance Committee assists the Board of Directors in fulfilling its responsibilities to shareholders, potential shareholders and the investment community by recommending candidates for officer positions and vacancies on the board, developing and recommending corporate governance principles and taking leadership roles in shaping our corporate governance.

Our Nomination and Governance Committee has three members: Mr. Gruns, Mr. Baker and Mr. Snyder. The Nomination and Governance Committee did not meet during 2007 or 2006.

Audit Committee
The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to our accounting and financial reporting processes and audits of our financial statements by monitoring the integrity of our financial statements, the independence and qualifications of our external auditors, our system of internal controls, the performance of our internal audit process and our external auditors and our compliance with laws and regulations and our code of conduct.

Our Audit Committee has three members: Mr. Karl Gruns, Mr. Ludovico Manfredi and Mr. Elliot Fuhr. All three members are “independent” as defined under Rule 4200(a) (15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies. The Board has determined Mr. Gruns meets the SEC criteria of an “audit committee financial expert,” as defined in Regulation S-B, Item 407(d)(5)(ii). The Audit Committee held seven meetings during 2007 and ten meetings during 2006.

ITEM 10: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding the compensation paid during 2007 and 2006 to all individuals serving during 2007 as our Chief Executive Officer and each of our two additional most highly compensated executive officers who were serving as executive officers on December 31, 2007, (whom we refer to collectively as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compen- sation ($)		Total ($)

Dr. Peter Novak	2007	$415,540	$215,000	$-		$35,599	(4)	$666,139
Chief Executive Officer and President (1)	2006	250,010	-	-		53,944	(4)	303,954

Naoki Ota	2007	220,002	25,000	366,000	(6)	-	(9)	611,002
Chief Operating Officer (2)	2006	160,596	-	645,000	(5)	-		805,596

Ulrik Grape	2007	250,000	25,000	366,000	(8)	-	(10)	641,000
Executive Vice President (3)	2006	247,198	-	126,000	(7)	-		373,198

(1)
Dr. Novak was appointed Chief Executive Officer on December 28, 2006. Prior to that Dr. Novak provided services to us as an employee for which he received annual compensation of $250,000. Effective December 28, 2006, Dr. Novak’s salary was increased to $430,000 annually. Dr. Novak is also a director. He does not receive any compensation for his services as a director.

(2)	Mr. Ota was appointed Chief Operating Officer in November 2007. He is also President and Chief Operating Officer of our EnerDel subsidiary.

(3)	Mr. Grape has been our Executive Vice President since January 2006.

(4)
Includes $20,697 for employee life insurance premiums and $33,247 for automobile related payments paid in 2006. Includes $14,553 for employee life insurance premiums and $21,046 for automobile related payments paid in 2007.

(5)
In October 2006, Mr. Ota was awarded an option to purchase 1,500,000 shares of our common stock and in December 2006 he was awarded an option to purchase 1,000,000 shares of our common stock. In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model. Cross-reference is made to Part II, Item 7, Footnote No. 13, Stock Based Compensation for assumptions made in the valuation of these options.

(6)
In December 2007, Mr. Ota was awarded an option to purchase 600,000 shares of our common stock. In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model. Cross-reference is made to Part II, Item 7, Footnote No. 13, Stock Based Compensation for assumptions made in the valuation of these options.

(7)
In December 2006, Mr. Grape was awarded an option to purchase 600,000 shares of our common stock. In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model. Cross-reference is made to Part II, Item 7, Footnote No. 13, Stock Based Compensation for assumptions made in the valuation of these options.

(8)
In December 2007, Mr. Grape was awarded an option to purchase 600,000 shares of our common stock. In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model. Cross-reference is made to Part II, Item 7, Footnote No. 13, Stock Based Compensation for assumptions made in the valuation of these options.

(9)	In December 2007, Mr. Ota forfeited performance options to purchase 150,000 shares.

(10)	In December 2007, Mr. Grape forfeited performance options to purchase 60,000 shares.

Employment Agreements

Effective July 27, 2005, EnerDel, Inc. entered into an employment agreement with Mr. Grape, under which Mr. Grape serves as its Chief Executive Officer. Mr. Grape’s salary under the agreement is initially $250,000 per year. The employment agreement may be terminated with or without cause (as defined in the agreement) by EnerDel, Inc. In the event of a termination without cause or termination by Mr. Grape with good reason (as defined in the agreement), EnerDel shall pay Mr. Grape severance in the form of his base salary for a period of six months. The agreement calls for Mr. Grape to be awarded an immediately vested option to purchase 100,000 shares of Ener1 common stock at an exercise price of $0.00 per share. In addition to this equity sign-on bonus, Mr. Grape received a cash sign-on bonus of $70,000.

Pursuant to a separate option plan, Mr. Grape was awarded an option to purchase 1,000,000 shares of Ener1’s common stock with an exercise price equal to the fair market value on the date of grant, vesting 25% on each anniversary of the employment agreement. These options do not become exercisable until EnerDel’s annual revenue exceeds $5.6 million. The target revenue has not yet been met. In the event of change of control (as defined in the agreement) any unvested options shall vest and shall be fully exercisable immediately. This option has a ten year life.

Compensation of Executives

On December 21, 2006 Mr. Ota was granted options to purchase 1,000,000 shares of our common stock subject to specifically identified performance criteria and subject to forfeiture if such performance criteria are not met. In December 2007, the Board of Directors determined that 70% of the performance criteria were met, 15% of the performance criteria were extended into 2008 and 15% of the performance criteria were not met. As a result, options to purchase 700,000 shares were deemed earned, options to purchase 150,000 shares are unearned and options to purchase 150,000 shares were forfeited. The 700,000 earned options will vest one-third per year period on the anniversary of the date of grant starting December 21, 2007. The 150,000 unearned options continue to be subject to specifically identified performance criteria. On December 19, 2007, Mr. Ota was granted options to purchase 600,000 shares of our common stock subject to specifically identified performance criteria and subject to forfeiture if such performance criteria are not met.

On December 21, 2006 Mr. Grape was granted options to purchase 400,000 shares of our common stock subject to specifically identified performance criteria and subject to forfeiture if such performance criteria are not met. In December 2007, the Board of Directors determined that 70% of the performance criteria were met, 15% of the performance criteria were extended into 2008 and 15% of the performance criteria were not met. As a result, options to purchase 280,000 shares were deemed earned, options to purchase 60,000 shares are unearned and options to purchase 60,000 shares were forfeited. The 280,000 earned options will vest one-third per year on the anniversary of the date of grant starting December 21, 2007. The 60,000 unearned options continue to be subject to specifically identified performance criteria. On December 19, 2007, Mr. Grape was granted options to purchase 600,000 shares of our common stock subject to specifically identified performance criteria and subject to forfeiture if such performance criteria are not met.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Dr. Peter Novak	-	-		-		-	-

Naoki Ota	500,000	1,000,000	(1)	-		0.31	10/13/16
	233,333	466,667	(3)	150,000	(2)	0.23	12/21/11
	-	-		600,000	(2)	0.70	12/19/12

Ulrik Grape	-	500,000	(4)	500,000	(4)	0.49	09/29/15
	133,000	67,000	(5)	-		0.23	12/21/11
	93,333	186,667	(6)	60,000	(2)	0.23	12/21/11
	-	-		600,000	(2)	0.70	12/19/12

(1)	Option vests with respect to 500,000 shares on each of 10/16/08 and 10/16/09.

(2)
Unearned options are subject to specifically identified performance criteria. Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.

(3)	Option vests with respect to 233,333 shares on 12/21/08 and with respect to 233,334 shares on 12/21/09.

(4)
These options do not become exercisable until EnerDel’s annual revenue exceeds $5.6 million. This target revenue has not yet been met. Of the total options, options to purchase 500,000 shares are vested and the remaining options to purchase 500,000 shares will vest with respect to 250,000 shares on each of 10/1/08 and 10/1/09.

(5)	Vests with respect to 67,000 shares on 12/21/08.

(6)	Vests with respect to 93,333 shares on 12/21/08 and with respect to 93,334 shares on 12/21/09.

2007 DIRECTOR COMPENSATION

Name	(1) Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)

Charles, Gassenheimer	-	610,000	(4)	610,000
Kenneth Baker	20,000	72,000	(2)	92,000
Marshall Cogan	-	-		-
Karl Gruns	40,000	61,000	(3)	101,000
Ludovico Manfredi	40,000	61,000	(3)	101,000
Thomas Snyder	20,000	72,000	(2)	92,000
Mike Zoi	-	-		-

(1)
Independent non-executive directors are entitled to receive annual board fees of $40,000 payable in cash, $10,000 per quarter, and to be reimbursed for travel expenses to attend Board and Committee meetings. Each independent director is entitled to participate in the 2002 Non-Employee Director Stock Participation Plan which provides for the grant of 10,000 options for each year the director serves as a member of the board of directors at an exercise price equal to the fair market value of our Common Stock on the date of grant.

(2)
In July 2007, Mr. Baker and Mr. Snyder were each awarded an option to purchase 300,000 shares of our common stock. In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model. Cross-reference is made to Part II, Item 7, Footnote No. 13, Stock Based Compensation for the assumptions made in the valuation of these options.

(3)
In December 2007, Mr. Gruns and Mr. Manfredi were each awarded an option to purchase 100,000 shares of our common stock. In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model. Cross-reference is made to Part II, Item 7, Footnote No. 13, Stock Based Compensation for the assumptions made in the valuation of these options.

(4)
In December 2007, Mr. Gassenheimer was awarded an option to purchase 1,000,000 shares of our common stock. In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model. Cross-reference is made to Part II, Item 7, Footnote No. 13, Stock Based Compensation for the assumptions made in the valuation of these options.

Compensation of Directors

Mr. Gassenheimer serves as the Chairman of our company. We reimbursed Ener1 Group $300,000 for salary paid to Mr. Gassenheimer during the year. During 2007, Mr. Gassenheimer was awarded an option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.70 per share. These options were fully vested on the date of grant and have a five year term.

Mr. Baker became an independent, non-executive director of our company in July 2007. Upon his appointment to the Board of Directors he was awarded an option to purchase up to 300,000 shares of our common stock at an exercise price of $0.40. Such options will vest ratably over three years.

Mr. Gruns serves as an independent, non-executive director and is the Chairman of our Audit Committee. During 2007, Mr. Gruns was awarded an option to purchase up to 100,000 shares of our common stock with an exercise price of $0.70. Such options will vest ratably over three years.

Mr. Manfredi serves as an independent, non-executive director and is a member of our Audit Committee. During 2007, Mr. Manfredi was awarded an option to purchase up to 100,000 shares of our common stock with an exercise price of $0.70. Such options will vest ratably over three years.

Mr. Snyder became an independent, non-executive director of our company in July 2007 and was a member of our Audit Committee from July 2007 to February 2008. Upon his appointment to the Board of Directors he was awarded an option to purchase up to 300,000 shares of our common stock at an exercise price of $0.40. Such options will vest ratably over three years.

Other than described in this Annual Report, our directors do not receive compensation for their services as directors or members of committees.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information regarding common stock authorized for issuance under Ener1‘s equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))

Equity Compensation Plans Approved
by Security Holders	20,524,833	$0.38	19,725,184

Equity Compensation Plans Not Approved
by Security Holders	12,085,205	$0.49	7,118,412
Total	32,610,038		26,843,596

Five of our equity compensation plans have not been approved by our shareholders, the CEO Option Plan, the Advisory Committee Option Plan, the 2004 Advisory Committee Option Plan, the EnerDel Officer Plan, and the EnerStruct Employee Plan.

Under the 2007 Plan, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units may be issued to persons selected by the administrators of the Plan from a class of employees, officers and non-employee directors and other service providers who render valuable contributions to Ener1. The 2007 Plan provides that no more than 5,000,000 shares of common stock may be issued to any employee in any one calendar year. Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest based on three years of continuous service and have ten-year contractual terms. Options to purchase 14,284,833 shares at a weighted-average exercise price of $0.38 per share were outstanding under the 2007 Stock Option Plan as of December 31, 2007. Options granted under the 2007 Plan expire no later than ten years from the date of grant.

Under the CEO Option Plan and in accordance with his employment agreement we issued to Kevin Fitzgerald, our former Chief Executive Officer options to purchase shares of our common stock. In connection with Mr. Fitzgerald’s separation from the Company on January 9, 2006, a portion of the options were forfeited. The following table summarizes the options granted to and forfeited by Mr. Fitzgerald:

	Options Granted	Strike Price	Options Forfeited	Options Outstanding (Fully Vested)
September 8, 2003	9,716,716	$0.30	2,159,270	7,557,446
December 31, 2004	5,159,943	$0.97	2,364,974	2,794,969
December 31, 2005	2,706,958	$0.54	2,594,168	112,790
	17,583,617		7,118,412	10,465,205

Options to purchase a total of 420,000 shares have been granted in connection with our Advisory Committee Option Plan and our 2004 Advisory Committee Option Plan; no additional shares are reserved for issuance in connection with these plans. These plans provide for the grant of options to members of our Advisory Committee or to the entities with whom our Advisory Committee members are affiliated. The terms of these option grants were determined by our Board of Directors, in their sole discretion, including, without limitation, the number of shares subject to an option and the applicable exercise price, vesting schedule and term. Each of the options granted under these plans has a ten-year term, vests over a two-year period and an exercise price equal to fair market value of our common stock on the date of grant.

We granted an option to Mr. Ulrik Grape, President of EnerDel, in accordance with his employment agreement, under the EnerDel Officer Plan, to purchase 1,000,000 shares of our common stock, vesting 25% per year, with an exercise price equal to fair market value on the date of grant. These options do not become exercisable until EnerDel’s annual revenue exceeds $5.6 million. This target revenue has not yet been met. This option has a ten-year term. No additional shares are reserved for issuance in connection with this plan.

In 2004, we granted options to purchase 300,000 shares of common stock to two employees of EnerStruct under the EnerStruct Employee Plan. The options have an exercise price of $0.50 per share, vest over five years and expire in May 2014. No additional shares are reserved for issuance in connection with this plan.

Security Ownership of Certain Beneficial Owners and Management

The table below contains information as of February 29, 2008 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, named executive officers and our directors and executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock. As of February 29, 2008, 652,328,047 shares of common stock were outstanding. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 500 West Cypress Creek Road, Suite 100, Fort Lauderdale, Florida 33309.

	Amount Of		Percent
	Beneficial		of
Name	Ownership		Class
Ener1 Group, Inc.	514,170,345	(1)	69.2%
Morgan Stanley & Co., Incorporated	54,150,000	(2)	8.0%
1585 Broadway, 10th Floor, New York, NY 10036
The Quercus Trust	38,000,000	(3)	5.7%
230 Santiago Drive, Newport Beach, CA 92660
Anchorage Capital Master Offshore, Ltd.	35,209,997	(4)	5.3%
610 Broadway, 6th Floor, New York, NY 10012
Charles Gassenheimer	3,500,000	(5)	*
Kenneth Baker	-		*
Marshall Cogan	166,666	(6)	*
Elliot Fuhr	-		*
Karl Gruns	320,000	(7)	*
Ludovico Manfredi	110,000	(8)	*
Peter Novak	3,751,791	(9) (16)	*
Thomas Snyder	-		*
Mike Zoi	834,206	(10) (16)	*
Gerard Herlihy	300,000		*
Naoki Ota	523,333	(11)	*
Ajit Habbu	750,000	(12)	*
Ulrik Grape	326,333	(13)	*
Rex Hodge	300,000	(14)	*
Anton Zingarevich	-		*
Michael Shariff	-		*
Directors and officers as a group (sixteen persons)	10,882,329	(15)	1.7%
* Less than 1%

Notes are on the following page.

Notes:
(1)	Includes 89,923,920 shares issuable under outstanding warrants exercisable during the 60 day period following February 29, 2008.
(2)	Includes 25,650,000 shares issuable under outstanding warrants exercisable during the 60 day period following February 29, 2008. The information reported is pursuant to
Schedule 13G filed by Morgan Stanley on February 14, 2008.
(3)	David Gelbaum and Monica Chavez Gelbaum are Trustees of The Quercus Trust.
Includes 18,000,000 shares issuable under outstanding warrants exercisable during the 60 day period following February 29, 2008.
(4)	Includes 5,300,000 shares issuable under outstanding warrants exercisable during the 60 day period following February 29, 2008 and 526,087 shares issuable upon conversion of debt during the 60 day period following February 29, 2008. The information reported is pursuant to Schedule 13G filed by
Anchorage Capital Master Offshore, Ltd. on February 29, 2008.
(5)	Includes 1,500,000 shares issuable under outstanding options and warrants exercisable during the 60 day period following February 29, 2008.
(6)	Includes 166,666 shares issuable under outstanding options exercisable during the 60 day period following February 29, 2008.
(7)	Includes 270,000 shares issuable under outstanding options exercisable during the 60 day period following February 29, 2008.
(8)	Includes 110,000 shares issuable under outstanding options exercisable during the 60 day period following February 29, 2008.
(9)	Includes 1,953,376 shares issuable under outstanding warrants exercisable during the 60 day period following February 29, 2008.
(10)	Includes 434,330 shares issuable under outstanding warrants exercisable during the 60 day period following February 29, 2008.
(11)	Includes 523,333 shares issuable under outstanding options exercisable during the 60 day period following February 29, 2008.
(12)	Includes 750,000 shares issuable under outstanding options exercisable during the 60 day period following February 29, 2008.
(13)	Includes 226,333 shares issuable under outstanding options exercisable during the 60 day period following February 29, 2008.
(14)	Includes 300,000 shares issuable under outstanding options exercisable during the 60 day period following February 29, 2008.
(15)	Includes 6,234,038 shares issuable under outstanding warrants and options exercisable during the 60 day period following February 29, 2008.
(16)	The amount shown does not include common stock beneficially owned by
Ener1 Group, Inc., a company of which Dr. Novak and Mr. Zoi are directors and stockholders.
Dr. Novak and Mr. Zoi disclaim beneficial ownership of any Ener1 common stock beneficially owned by Ener1 Group, Inc.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ener1 Group Ownership

Bzinfin, S.A. is the parent company of Ener1, Group, Inc. which owns 66% of Ener1’s outstanding common stock. Boris Zingarevich is an indirect beneficial owner of Bzinfin. Dispositive and voting power over the shares of Ener1 common stock that is held by Ener1 Group is exercised by the board of directors of Ener1 Group, which consists of Dr. Peter Novak, Mike Zoi, Boris Zingarevich, Mikhail Zingarevich, Charles Gassenheimer and Alexei Paramonov.

On October 12, 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 31% of Ener1’s salary and related costs for Mr. Ajit Habbu for services Mr. Habbu would perform as an officer of Ener1 Group. Mr. Habbu became an officer of Ener1 on October 16, 2006.

On February 13, 2007, Ener1 entered into an agreement with Ener1 Group under which Ener1 agreed to pay 40% of the total salary and related costs, including travel expenses, for its chief executive officer, Mr. Charles Gassenheimer, for services Mr. Gassenheimer would perform for Ener1.

Tax Allocation Agreement with Ener1 Group

Ener1 and Ener1 Group are parties to a tax allocation agreement dated March 1, 2006 which provides for the allocation of income taxes between the two groups. Intergroup tax payments are made only when a payment is required or a refund is received on the consolidated tax return of Ener1 Group. When determining any federal income tax payments due by Ener1 in any year, for purposes of the tax allocation agreement, Ener1 is credited for the tax benefit of all of Ener1’s net operating losses generated after January 3, 2003 plus the tax benefit of any Ener1 net operating losses generated before January 3, 2003 that are allowable under the Internal Revenue Code, plus any payments Ener1 has made under the tax allocation agreement, less any payments Ener1 has received under the tax allocation agreement. Both Ener1 Group and Ener1 have had net operating losses for all periods since Ener1 Group acquired a majority of Ener1's common stock, and no intergroup tax payments have been made to date. Ener1 Group’s percentage ownership of Ener1 declined below 80% during 2007. Accordingly, Ener1 Group expects to allocate the net operating loss carryforwards to Ener1 based upon the losses that Ener1 incurred since 2002.

Intercompany Services between Ener1 and Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of ours and we have billed Ener1 Group and its subsidiaries for the costs of these services and employees. Similarly, we have from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed us for the costs of these services and employees. During 2007, Ener1 Group and its subsidiaries billed us $383,127 and we billed Ener1 Group and its subsidiaries $289,576, in each case for services and employees of the other party. As of December 31, 2007, the net balance due to us from Ener1 Group and its subsidiaries was $93,551.

Ener1 Group Convertible Notes

On January 19, 2007, we issued a subordinated, convertible note to Ener1 Group in the principal amount of $655,000 in connection with a Forbearance Agreement with one of our debenture holders. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on April 15, 2009. No warrants were issued in connection with this note. Ener1 Group paid the holder $5,000 for the holder’s legal fees and deposited $650,000 into an escrow account on behalf of Ener1 for the benefit of the holder, which exercised its right to apply the payment to registration delay expenses owed to the holder upon the expiration of the Forbearance Agreement on March 2, 2007.

On February 13, 2007, we issued a subordinated, convertible note to Ener1 Group in the principal amount of $4,500,000, which represented our obligation to repay loans and advances made to us from September 20, 2006 through December 31, 2006. The principal amount of the note includes a financing fee of $250,000. The net loan proceeds of $4,250,000 were used for working capital. The note bears interest at the rate of 10% per annum. All interest accrues until the maturity of the note on May 15, 2009, at which time all principal and accrued interest are payable in full, or earlier but not before January 1, 2008, if all of our obligations under the 2004 Debentures and 2005 Debentures have been satisfied. The note is subordinated to the rights of the holders of the 2004 Debentures and 2005 Debentures. Once all of our obligations under the 2004 Debentures and 2005 Debentures have been satisfied, the note will be convertible at Ener1 Group's option into 9,000,000 shares of our common stock at the conversion price of $0.50 per share. Ener1 Group may accelerate the amounts due under the note if none of the 2004 or 2005 Debentures are outstanding and certain bankruptcy events occur with respect to our company.

In connection with the February 13, 2007 note, we issued to Ener1 Group immediately exercisable warrants to purchase up to 9,000,000 shares of our common stock at an exercise price of $0.50 per share and immediately exercisable warrants to purchase up to 18,000,000 shares of our common stock at an exercise price of $0.60 per share. These warrants have a five-year term.

Ener1 Group Capital Commitment

On June 29, 2007, Ener1 Group committed (the “Capital Commitment”) to purchase up to $15,000,000 of Ener1 common stock for $0.30 per share subject to certain operational and financial milestones. We agreed to issue to Ener1 Group warrants to purchase a number of shares of our common stock equal to 60% of the number of shares purchased by Ener1 Group under the Capital Commitment. At the same time, Ener1 also agreed to amend the exercise price of all outstanding warrants held by Ener1 Group to purchase up to 52,128,136 shares of common stock from a weighted average price of $0.50 per share to $0.30 per share as a result of which we recorded warrant modification expense of $583,000.

Under the Capital Commitment, Ener1 Group purchased 12,873,333 shares of common stock and received warrants for 7,724,000 shares for $3,862,000 on June 29, 2007, 6,000,000 shares of common stock and received warrants for 3,600,000 shares for $1,800,000 on August 7, 2007, 14,000,000 shares of common stock and received warrants for 8,400,000 shares for $4,200,000 on September 28, 2007, 7,397,150 shares of common stock and received warrants for 4,438,290 shares for $2,219,145 on November 5, 2007, 2,133,333 shares of common stock and received warrants for 1,280,000 shares for $640,000 on November 14, 2007. All proceeds were allocated to the common stock and the warrants based on the relative fair market value of each instrument. All of these warrants have a five-year term with an exercise price of $0.30 per share.

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

On February 21, 2007, Ener1 amended the terms of certain warrants to purchase up to 4,823,047 shares of Ener1 common stock previously issued to Ener1 Group to:

•	reduce the exercise price of warrants to purchase 1,612,293 shares from $1.50 to $0.25, and warrants to purchase 3,210,754 shares from $0.50 per share to $0.25 per share; and
•	change the expiration dates for the above warrants from November 14, 2013 and June 29, 2011 respectively, to February 21, 2007.

Following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 4,823,047 shares of Ener1 common stock for an aggregate purchase price of $1,205,000.

On May 21, 2007, Ener1 amended the terms of certain warrants to purchase up to 18,800,000 shares of Ener1 common stock previously issued to Ener1 Group to:

•	reduce the exercise price of warrants to purchase 9,000,000 shares from $0.60 to $0.25 and warrants to purchase 9,800,000 shares from $0.60 per share to $0.25 per share; and
•	change the expiration dates for the above warrants from September 30, 2011 and February 13, 2012 respectively, to May 21, 2007.

Following the amendment of the terms of these warrants, Ener1 Group exercised the warrants to purchase 18,800,000 shares of Ener1 common stock for an aggregate purchase price of $4,700,000.

Payments to Mr. Zoi

In 2007 we paid annual compensation to Mr. Zoi of $246,886 in exchange for his services as Vice President.

Series B Preferred Stock

In October 2007, as an inducement to convert the outstanding Series B Preferred Stock ("Series B Stock") into common stock, Ener1 and the holders of the Series B Preferred Stock (Cofis and Ener1Group) agreed to the following:

•
each holder of Series B Stock will have the right until December 31, 2007 to convert shares of Series B Stock, plus any accrued and unpaid dividends on such Series B Stock, into shares of common stock of Ener1 at a conversion ratio using a price of $0.40 per share (the "Conversion Price"),

•
Ener1 may elect at any time prior to December 31, 2007 to automatically convert the Series B Stock, together with accrued and unpaid dividends, into common stock at the Conversion Price as of 11:59 p.m. on December 31, 2007,

•
the warrants issued by Ener1 to purchase 4,236,111 shares of common stock with an exercise price of $1.25 per share (the "Original $1.25 Warrants") were amended to enable the holder[s?] thereof to purchase 18,677,699 shares of Common Stock at an exercise price of $0.40 per share,

•
the warrants issued by Ener1 to purchase 4,236,111 shares of common stock with an exercise price of $1.50 per share (the "Original $1.50 Warrants" ) were amended to enable the holders thereof to purchase 18,677,699 shares at an exercise price of $0.40 per share,

•
Ener1 will issue additional warrants to Cofis and Ener1 Group (pro rata in proportion to the amount of Series B Stock held by each of them) in the event that a Triggering Event occurs. The additional warrants will entitle the holders to purchase an aggregate of 15,362,100 shares of common stock at an exercise price of $0.001 per share and will expire at 5:00 p.m. (New York time) on January 1, 2008. "Triggering Event" means the occurrence of either or both of the following events prior to December 1, 2007:

o
Ener1 fails to sell, in one or more transactions with gross proceeds of at least $10 million dollars at a price per share equal to at least $0.40 and warrant coverage not greater than 60% of the aggregate investment amount exercisable and with an exercise price of not less than $0.40 per share; or

o
the volume weighted average price of the Common Stock ("VWAP") is less than $0.30 and, during the period of either (a) ten (10) consecutive trading days immediately following such trading day, or (b) fifteen trading days (whether or not consecutive) following such trading day but prior to December 1, 2007, the daily VWAP on each such day is less than $0.33.

On November 14, 2007, Ener1 Group converted its 2,500 shares of Series B Stock and all accrued dividends into 750,523 shares of Ener1 common stock, surrendered warrants to purchase up to 138,890 shares and received warrants to purchase up to 612,384 shares expiring November 14, 2012 with an exercise price of $0.40 per share.

Ener1 did not issue any additional warrants to Cofis or Ener1 as no Triggering Event occurred.

Purchase Agreement among Ener1, Ener1 Group and Credit Suisse

On January 5, 2007, Ener1, Ener1 Group and Credit Suisse entered into a purchase agreement, a warrant agreement and a registration rights agreement pursuant to which:

•	Ener1 Group sold 20,000,000 shares of Ener1 common stock to Credit Suisse in exchange for $5,000,000 cash consideration;
•	Ener1 issued to Credit Suisse warrants to purchase 5,000,000 shares of Ener1 common stock with an exercise price of $0.30 per share and a term of five years;
•	Ener1 agreed to register the resale of the shares sold to, and the shares underlying the warrants issued to, Credit Suisse at such time Credit Suisse requests; and
•	Ener1 Group agreed to invest $4,000,000 of the consideration received from Credit Suisse in Ener1 securities.

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

Transactions among Ener1, Ener1 Group and Charles Gassenheimer

On January 5, 2007, Charles Gassenheimer, the Chairman and a director of Ener1 and the Chief Executive Officer and a director of Ener1 Group, invested $500,000 in Ener1 common stock and warrants, which amount was payable to him under his employment agreement with Ener1 Group. The investment was made on the same terms and conditions as the January 5, 2007 Credit Suisse investment, except that Mr. Gassenheimer was not entitled to the repurchase right granted to Credit Suisse. For his investment, Mr. Gassenheimer received:

•	2,000,000 shares of Ener1 common stock from Ener1 Group;
•	a five-year warrant from Ener1 to purchase up to 500,000 shares of Ener1 common stock at an exercise price of $0.30 per share; and
•	Ener1's agreement to register the resale of the shares transferred by Ener1 Group to Mr. Gassenheimer and the shares underlying the warrant issued by Ener1 to Mr. Gassenheimer.

Director Independence

As our common stock is currently traded on the OTC Bulletin Board, we are not subject to the rules of any national securities exchange which require that a majority of a listed company's directors and specified committees of the board of directors meet independence standards prescribed by such rules. For the purpose of preparing the disclosures in this Report on Form 10-KSB regarding director independence, we have used the definition of “independent director” set forth in the Marketplace Rules of The NASDAQ Stock Market, which defines an “independent director” generally as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Consistent with these standards, we believe that the following directors are independent: (1) Kenneth Baker, (2) Elliot Fuhr, (3) Karl Gruns, (4) Ludovico Manfredi, and (5) Thomas Snyder.

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

3.7	Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

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

4.10
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Securities Purchase Agreement, dated March 11, 2005 incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated March 15, 2005.

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

4.22	Employment Agreement between Ener1, Inc. and Ajit Habbu, incorporated by reference to Exhibit 4.24 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.23
Registration Rights Agreement, dated January 5, 2007, by and between Ener1, Inc and Credit Suisse Securities (USA), LLC, incorporated by reference to Exhibit 10.02 to the Registrant’s Current Report on Form 8-K dated January 8, 2007.

4.24
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

4.26
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

4.28	Convertible Promissory Note for $455,000 issued to Ener1 Group, Inc., dated November 9, 2006 incorporated by reference to Exhibit 4.29 of Registrant’s Quarterly Report on Form 10-QSB for the period ending March 31, 2007.

4.29	Convertible Promissory Note for $655,000 issued to Ener1 Group, Inc., dated November 9, 2006 incorporated by reference to Exhibit 4.30 of Registrant’s Quarterly Report on Form 10-QSB for the period ending March 31, 2007.

4.30	Form of Registration Rights Agreement among Ener1, Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007 filed in the registration statement on Form SB-2A on September 4, 2007.

4.31	Form of Securities Purchase Agreement among Ener1, Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007 filed in the registration statement on Form SB-2A on September 4, 2007.

4.32	Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A. dated October 4, 2007 incorporated by reference to Exhibit 4.30 to the Registrant’s Current Report on Form 8-K dated October 4, 2007.

4.33	Amended Certificate of Designation of Series B Convertible Preferred Stock of Ener1, Inc., dated October 10, 2007 incorporated by reference to Exhibit 4.30 of Registrant’s Quarterly Report on Form 10-QSB, filed November 14, 2007.

4.34	Form of Warrant to purchase 57,600,000 shares of Common Stock of the Registrant, issued to certain investors named therein, dated November 19, 2007, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 20, 2007.

4.35	Registration Rights Agreement dated November 19, 2007, by and between Ener1, Inc. and certain investors named therein, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 20, 2007.

4.36
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A. included herein at Exhibit 4.32. *

10.1	2002 Stock Participation Plan incorporated by reference to Exhibit C of the Registrant's Schedule 14A filed on April 15, 2002.

10.2	2002 Non-Employee Director Stock Participation Plan incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002.

10.3
License and Royalty Agreement by and among the Registrant, Ener1 Battery Company and ITOCHU Corporation, dated July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003.

10.4
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

10.6
Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

10.7
Security Agreement dated as of January 16, 2004 by and among Ener1 Battery Company and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

10.8
Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10. 9
Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.10
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

10.12
Form of Subscription Agreement dated as of October 15, 2004, by and between Ener1, Inc. and various investors for the purchase of 150,000 shares of Ener1, Inc.’s Series B 7% Convertible Preferred Stock, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.13	Lease Agreement dated October 20, 2004 between Ener1 Battery Company and EnerDel, Inc, incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.14
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

10.16	License Agreement by and between Delphi Technologies, Inc. and EnerDel, Inc. by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.26
Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed March 15, 2005.

10.27
Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed March 15, 2005.

10.28
Ener1, Inc. Form of Option Grant Agreement under Employment Agreement with Kevin P. Fitzgerald, incorporated by reference to Exhibit 10.39 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.29
Agreement between EnerDel, Inc. and EnerStruct, Inc., entered into as of April 12, 2005, incorporated by reference to Exhibit 10.40 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.30
Form of Stock Option Agreement under the Registrant’s 2002 Non-Employee Director Stock Participation Plan, incorporated by reference to Exhibit 10.41 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.31	Form of Director Appointment Letter, incorporated by reference to Exhibit 10.42 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.32
Letter Agreement between the Registrant and Ener1 Group, Inc., dated October 15, 2004, regarding a financing commitment provided by Ener1 Group, Inc. to the Registrant, incorporated by reference to Exhibit 10.43 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

10.33
Option Agreement between Ener1, Inc. and Ulrik Grape dated October 1, 2005, incorporated by reference to Exhibit 10.42 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.34
Employment Agreement between EnerDel, Inc. and Ulrik Grape dated October 1, 2005, incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.35	Tax Allocation Agreement dated March 1, 2006 between the Registrant and Ener1 Group, Inc. incorporated by reference to Exhibit 10.44 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.36
Purchase Agreement dated January 5, 2007, by and among Ener1 Group, Inc., Ener1, and Credit Suisse Securities (USA) LLC incorporated herein by reference to Exhibit 10.01 to Registrant’s current report on Form 8-K dated January 8, 2007.

10. 37
Warrant Exercise Agreement, dated as of March 30, 2006, by and between the Company and Ener1 Group, Inc., incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated April 5, 2006.

10.38
Securities Purchase Agreement dated November 19, 2007, by and between Ener1, Inc. and certain investors named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2007.

10.39
Commercial Lease between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.40
Purchase Money Financing Agreement for Additional Improvements between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007 incorporated herein by referenced to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.41
Supply Agreement dated October 15, 2007, by and between EnerDel, Inc. and Think Global of Oslo, Norway incorporated herein by reference to Exhibit 10.50 to Registrant’s Form 8-K dated October 15, 2007.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.0 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2004.

14.2	Business Code of Conduct, as adopted by the Board of Directors of the Registrant on February 19, 2008 which replaces the Code of Ethics included herein at Exhibit 14.1.*

21	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

23	Consent of Malone & Bailey, P.C.*

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Year ended December 31, 2007

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB, and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2007, were $174,175.

Audit-Related Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to the audit for the year ended December 31, 2007 were $0.

Tax Fees: The aggregate fees, including expenses, billed by our principal accountant for services reasonably related to tax services during the year 2007 were $0.

All Other Fees:  The aggregate fees, including expenses, billed for services related to SEC filings rendered to us by our principal accountant during year 2007 were $26,515.

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

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

Our Audit Committee pre-approves all audit services to be provided to us by our independent auditors. Our Audit Committee’s policy regarding the pre-approval of non-audit services to be provided to us by our independent auditors is that all such services shall be pre-approved by the Audit Committee. Non-audit services that are prohibited to be provided by our independent auditors may not be pre-approved. In addition, prior to the granting of any pre-approval, our Audit Committee must be satisfied that the performance of the services in question will not compromise the independence of the independent auditors.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2008	Ener1, Inc. BY: /s/ Dr. Peter Novak —————————————— Dr. Peter Novak Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Peter Novak	Chief Executive Officer, Director	March 11, 2008
Dr. Peter Novak	(Principal Executive Officer)

/s/ Charles Gassenheimer	Chairman of the Board, Director	March 6, 2008
Charles Gassenheimer

/s/ Gerard Herlihy	Chief Financial Officer	March 11, 2008
Gerard Herlihy	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Kenneth Baker	Director	March 6, 2008
Kenneth Baker

/s/ Marshall Cogan	Director	March 6, 2008
Marshall Cogan

/s/ Elliot Fuhr	Director	March 6, 2008
Elliot Fuhr

/s/ Karl Gruns	Director	March 6, 2008
Karl Gruns

/s/ Ludovico Manfredi	Director	March 6, 2008
Ludovico Manfredi

Director
Thomas Snyder

Director
Mike Zoi