Form 10-Q
period 2008-03-31
ENER1 INC
filed 2008-05-12
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2008
Common Stock, par value $0.01 per share	100,056,112

 ENER1, INC.

Form 10-Q for the Quarter Ended March 31, 2008

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and equivalents	$13,620	$24,826
Accounts receivable	1,106	102
Prepaid expenses and other current assets	546	608
Due from related parties	32	94
Total current assets	15,304	25,630

Property and equipment, net	4,482	4,287
Equipment deposits and restricted cash	5,519	-
Deferred debenture and note costs net of amortization of $0 and $5,596, respectively	-	835
Other	711	549
Total assets	$26,016	$31,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable - short-term	85	315
Accounts payable and accrued expenses	4,369	3,798
Derivative liabilities	-	10,144
Total current liabilities	4,454	14,257

Convertible notes, advances and accrued interest due to related party, net of discounts of $0 and $5,250, respectively	-	8,315
2004 senior convertible debentures, net of discount of $0 and $3,597, respectively	-	6,037
2005 senior convertible debentures, net of discount of $0 and $940, respectively	-	1,141
Total liabilities	4,454	29,750
Redeemable preferred stock
EnerDel, Inc. Series A Preferred, $0.01 par value, 500,000 shares authorized, 8,000 shares issued and outstanding; liquidation preference $8,000	9,157	8,577

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 135,714,286 shares authorized, 98,815,957 and 92,595,392 issued and outstanding, respectively *	988	925
Paid in capital	266,218	233,702
Accumulated deficit	(254,801)	(241,653)
Total stockholders' equity (deficit)	12,405	(7,026)
Total liabilities and stockholders' equity (deficit)	$26,016	$31,301

*	The shares of common stock authorized and issued and outstanding as of March 31, 2008 and December 31, 2007 have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$97	$39
Cost of sales	-	-
Gross profit	97	39

Operating expenses:
General and administrative	2,582	1,884
Research and development, net	3,065	2,456
Depreciation and amortization	107	110
Total operating expenses	5,754	4,450
Loss from operations	(5,657)	(4,411)

Other income (expense):
Interest expense	(11,625)	(3,352)
Interest income	123	1
Equity in loss of EnerStruct, Inc.	-	(40)
Other	75	(36)
Gain on derivative liabilities	3,936	579
Total other expense	(7,491)	(2,848)

Loss before income taxes	(13,148)	(7,259)
Income taxes	-	-
Net loss before minority interest	(13,148)	(7,259)
Minority interest	(580)	(458)
Net loss	(13,728)	(7,717)

Preferred stock dividends	-	(516)
Net loss attributable to common shareholders	$(13,728)	$(8,233)

Net loss per share:
basic and diluted	$(0.15)	$(0.13)

Weighted average shares outstanding: *
basic and diluted	93,369	62,728

*	Share and per share data for the three months ended March 31, 2008 and 2007 have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(In thousands except share data)

			Additional
	Common Stock		Paid In	Accumulated
	Shares *	Amount	Capital	Deficit	Total
Balance December 31, 2007	92,595,392	$925	$233,702	$(241,653)	$(7,026)

Employee stock options exercised	7,190	-	-	-	-
Shares issued for conversions of senior debentures	2,257,741	23	12,068	-	12,091
Reduction in derivative liability related to conversion of senior debentures	-	-	6,208	-	6,208
Acceleration of discount related to conversion of senior debentures	-	-	(3,974)	-	(3,974)
Shares issued for conversions of Ener1 Group convertible notes	3,955,634	40	13,805	-	13,845
Intrinsic value of beneficial conversion feature for Ener1 Group convertible notes	-	-	3,608	-	3,608
Warrants issued to related party in connection with inducement to convert debt	-	-	550	-	550
Stock-based compensation expense	-	-	831	-	831
Net loss (including preferred dividends payable to minority interest owner charged to paid in capital)	-	-	(580)	(13,148)	(13,728)
Balance March 31, 2008	98,815,957	$988	$266,218	$(254,801)	$12,405

*	The shares of common stock issued and outstanding as of March 31, 2008 and December 31, 2007 have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2008	2007

Net loss	$(13,728)	$(7,717)

Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,936)	(579)
Minority interest in losses and preferred dividends of consolidated subsidiary	580	458
Accretion of discounts on debentures and notes	9,420	1,451
Non-cash interest expense related to financing costs	835	340
Non-cash interest expense related to convertible notes and advances from related party	279	288
Inducement for conversions	753	-
Depreciation	107	110
Stock-based compensation expense	831	409
Equity in loss from investment in EnerStruct	-	40
Loss on disposal of equipment	-	38
(Increase) decrease in accounts receivable	(1,004)	11
Increase (decrease) in accounts payable and accrued expenses	745	(690)
Changes in current assets, liabilities and other, net	(37)	(119)
Net cash used in operating activities	(5,155)	(5,960)

Investing Activities:
Capital expenditures	(302)	(42)
Equipment deposits and restricted cash	(5,519)	-
Proceeds from sale of assets	-	55
Net cash (used in) provided by investing activities	(5,821)	13

Financing Activities:
Proceeds from convertible notes and advances from related party, net of costs	-	928
Proceeds from exercise of warrants	-	5,206
Repayment of notes payable and bank installment loan	(230)	(7)
Net cash (used in) provided by financing activities	(230)	6,127

Net (decrease) increase in cash and equivalents	(11,206)	180
Cash and cash equivalents - beginning balance	24,826	291
Cash and cash equivalents - ending balance	$13,620	$471

See notes to consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities

Cash paid during the year for:
Interest	$164	$1,300
Income taxes	-	-

Non-cash investing and financing activities:
Stock issued for conversion of senior debentures	$11,715	-
Stock issued for conversion of convertible notes	11,960	-
Stock issued for conversion of senior debentures interest	174	-
Stock issued for conversion of convertible notes interest	1,885	-
Stock issued for inducement to convert senior debentures	203	-
Reduction in derivative liability related to conversion of senior debentures	6,208	-
Acceleration of discount related to conversion of senior debentures	(3,974)	-
Beneficial conversion value recognized in connection with Group Notes	3,608	-
Warrants issued in connection with the conversion of Group Notes	550	3,236
Cashless exercise of options and warrants	1	1
Reduction of advances for exercise of warrants	-	4,700
Accrued dividends on preferred stock	-	266
Accretion of discounts on preferred stock	-	250
Reduction of accounts payable for stock and notes payable	-	269

See notes to consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements for Ener1, Inc. ("Ener1" or the "Company") include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results and outcomes may differ from management’s estimates and assumptions.

On April 14, 2008, Ener1’s Board of Directors approved a 1 for 7 reverse stock split of Ener1’s common stock for the common stock shareholders of record on April 24, 2008. All share-related information as of and for the three months ended March 31, 2008 and for prior periods has been adjusted throughout this Form 10-Q on a retroactive basis to reflect the effects of the reverse stock split.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Ener1, Inc. Annual Report on Form 10-KSB. Certain amounts in the prior periods have been reclassified to conform to the current period presentation.

Recently Issued Accounting Standards

Adopted Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods for those fiscal years. The Company is currently evaluating the impact that SFAS No. 157 will have on the consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits entities to choose to measure financial instruments and certain other items at fair value and is effective for the first fiscal year beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and no election was made since the Company does not maintain any financial assets or financial liabilities at this time.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”). SAB 110 amends SAB 107 and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS No. 123R. SAB 110 is effective for stock options granted on or after January 1, 2008. The Company will continue to use the simplified method until there is sufficient historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

Future Adoption of Accounting Standards
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated financial statements.

Note 2 – Nature of Business and Principles of Consolidation

Nature of the Business

Ener1 is a Florida corporation, founded in 1985 and headquartered in Fort Lauderdale, Florida.

In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owns approximately 65% of the outstanding common stock of the Company as of March 31, 2008.

The Company operates in three primary lines of business conducted through three operating subsidiaries: (i) EnerDel, an 80.5% owned subsidiary which is 19.5% owned by Delphi Corporation, develops lithium-ion (“Li-ion”) batteries for automotive, military and other industrial uses, (ii) EnerFuel, a wholly-owned subsidiary, develops fuel cell products and services and (iii) NanoEner, also a wholly-owned subsidiary, develops technologies, materials and equipment for nano-manufacturing.

The Company’s wholly owned subsidiary, EnerDel (Japan), Inc. develops technology and marketing opportunities for Li-ion batteries in Japan. Ener1 Battery Company, a wholly owned subsidiary does not have any operations. Certain real estate and equipment assets used by the Company are held by Ener1 Battery Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ener1 and its wholly-owned subsidiaries and its majority (80.5%) owned subsidiary EnerDel. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3 – Accounts Receivable

At March 31, 2008, the accounts receivable balance was comprised of $1,027,000 relating to cost-sharing arrangements and $79,000 relating to the sale of engineering services. At December 31, 2007, the accounts receivable balance was comprised only of $102,000 relating to the sale of engineering services.

Ener1 generally recognizes revenue from cost-sharing arrangements with federal government agencies as a reduction of research and development expenses and revenue from cost-sharing arrangements with commercial entities using the percentage of completion method. To date, these cost-sharing arrangements have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses, as opposed to cost of sales.

Note 4 – Equipment Deposits and Restricted Cash

As of March 31, 2008, equipment deposits were $2,647,000 and restricted cash was $2,872,000.

The restricted cash is in the form of a letter of credit issued by a financial institution guaranteeing Ener1’s performance under a purchase agreement for equipment to be used by EnerDel. The restricted cash is held in an interest bearing account and the letter of credit automatically renews for 90 days unless the terms are otherwise changed by Ener1. The letter of credit will expire on December 31, 2008.

Note 5 – Derivatives

Based on the guidance in SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” ("EITF 00-19"), Ener1 concluded that the 2004 Debentures and 2005 Debentures and the 2005 Debenture Warrants were required to be accounted for as derivatives.

Accordingly, Ener1 has bifurcated and separately accounted for the conversion and other derivative features of the 2004 Debentures and 2005 Debentures as embedded derivatives. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debenture and separately accounted for in accordance with Derivatives Implementation Group Issue No. B15.

The value of the compound embedded derivative liability was bifurcated from the debenture and recorded as a derivative liability, which results in a reduction of the initial carrying amount (as unamortized discount) of the related debenture at inception. The unamortized discount is being amortized to interest expense using the effective interest method over the life of the debenture.

During the period ended March 31, 2008, Ener1’s obligations relating to the 2004 Debentures and 2005 Debentures were settled when the holders of the debentures converted the outstanding principal and accrued interest into shares of Ener1’s common stock. On the conversion dates, the 2004 Debentures and the 2005 Debentures were no longer treated as derivative liabilities. The fair value of each derivative was marked to market on the date they no longer were accounted for as derivatives and derivative gain or loss was recorded. The balance of the derivative liability and the remaining unamortized discount was then recorded as a contribution to additional paid in capital on March 31, 2008.

In connection with the settlement of Ener1’s obligations under the 2005 Debentures, Ener1 re-evaluated the derivative treatment for the 2005 Debenture Warrants and concluded that the warrants no longer met the definition of a derivative liability. The fair value of the derivative was marked to market on March 26, 2008, the last conversion date for the 2005 Debentures and a gain on derivative liabilities was recorded. The balance of the derivative liability was then recorded as a contribution to additional paid in capital on the same date.

A summary of the changes in the balance of the derivative liability as of March 31, 2008 is as follows (in thousands):

			Adjustments
	March 31,	December 31,	for	(Gain)
	2008	2007	Conversion	Loss

2004 Debentures compound derivative	-	4,973	(1,836)	(3,137) (a	)
2005 Debentures compound derivative	-	1,188	(725)	(463) (a	)
2005 Debenture Warrants	-	3,983	(3,647)	(336) (b	)
	$-	$10,144	$(6,208)	$(3,936)

(a)
Ener1’s obligations relating to the 2004 Debentures and 2005 Debentures were settled when the debentures were converted into shares of Ener1’s common stock. As a result, the 2004 Debentures and 2005 Debentures are no longer deemed to be derivatives under SFAS 133 and EITF 00-19. The debenture conversions were recorded at various dates during the three months ended March 31, 2008. Each debenture conversion was valued at fair value on the date of conversion and a corresponding derivative gain or loss was recorded. The remaining derivative liability was recorded as a contribution to additional paid in capital on such date.

(b)
As a result of the conversion of all the outstanding 2005 Debentures, these warrants were deemed to no longer be derivatives under SFAS 133 and EITF 00-19. The 2005 Debenture Warrants were valued at fair value on March 26, 2008 with a corresponding gain on derivatives. The remaining derivative liability was then recorded as a contribution to additional paid in capital on such date.

Ener1 uses a lattice valuation model to value the compound embedded derivative features in the 2004 Debentures and 2005 Debentures and the Black-Scholes pricing model for determining the fair value of its warrant derivatives.

Lattice Valuation Model

Ener1 has been valuing the compound embedded derivative features in the 2004 Debentures and 2005 Debentures using a lattice valuation model with the assistance of a valuation consultant.

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

The following assumptions of management were used in the lattice valuation model to calculate the fair value of the compound derivatives embedded in the 2004 Debentures on significant conversion dates during the three months ended March 31, 2008 and at December 31, 2007:

	2004 Debentures
Assumptions:	March 31, 2008	December 31, 2007
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a short-term volatility of:	90%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2004 Debentures:	100%	100%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	1%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.998	0.983
Percent likelihood that Ener1 would force the conversion of the 2004 Debentures if the stock price reached $12.25:	95%	95%
The holders of the 2004 Debentures would convert the 2004 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2004 Debentures, and Ener1's common stock price was:	$6.30	$10.50
Ener1 would redeem the 2004 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$6.30	$8.75
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2004 Debentures:	95%	10%
Percent likelihood that Ener1's common stock would be listed on an exchange increasing 10% quarterly to a maximum of 90%:	30%	20%

Based on the foregoing assumptions, the fair value of the embedded derivatives as of March 26, 2008, March 11, 2008, February 29, 2008, February 27, 2008 (the significant conversion dates) and December 31, 2007, were calculated by management to be $565,000, $1,376,000, $1,364,000, $1,746,000 and $4,973,000 respectively.

The following assumptions of management were used in the lattice valuation model to calculate the fair value of the compound derivatives embedded in the 2005 Debentures on significant conversion dates during the three months ended March 31, 2008 and at December 31, 2007:

	2005 Debentures
Assumptions:	March 31, 2008	December 31, 2007
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a short-term volatility of:	90%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2005 Debentures:	95%	95%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	1%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.999	0.990
Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $10.50:	95%	95%
The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2005 Debentures and Ener1's common stock price was:	$5.95	$8.75
Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$5.95	$7.00
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures:	95%	10%
Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing 10% quarterly to a maximum of 90%:	30%	20%

Based on the foregoing assumptions, the fair value of the embedded derivatives as of March 26, 2008, January 14, 2008 (the significant conversion dates) and December 31, 2007, were calculated by management to be $435,000, $999,000 and $1,188,000 respectively.

Black-Scholes Pricing Model

Ener1 used the Black-Scholes pricing model to determine the fair values of the 2005 Debenture Warrants. The model uses market sourced inputs such as interest rates, stock prices, and option volatilities, the selection of which requires management’s judgment, and which may impact net income or loss.

Ener1 uses volatility rates based upon the closing stock price of its common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to this period do not reflect the ongoing business valuation of its current operations. Ener1 uses a risk free interest rate which is the U.S. Treasury bill rate for securities with a maturity that approximates the estimated expected life of a derivative or security. Ener1 uses the closing market price of the common stock on the date of issuance of a derivative or at the end of a quarter when a derivative is valued at fair value. The volatility factor used in the Black-Scholes pricing model has a significant effect on the resulting valuation of the derivative liabilities on the balance sheet. The volatility has ranged from 296% to 128% during the last four years.

The following table shows the volatility, risk free interest rate and market price used in the calculation of the Black-Scholes call value for each derivative at issuance date and at March 31, 2008:

	Issue Date	Volatility	Risk-Free Interest Rate	Market Price	Term in Years
Valuation inputs at issuance date for:
2005 Debenture Warrants	3/11/2005	135%	3.5%	$5.25	5

Valuation inputs at:
March 26, 2008		128%	1.8%	$5.60	2

Note 6 - Debt

The following share and per share data have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

2004 Senior Secured Convertible Debentures

In January 2004, Ener1 issued $20,000,000 in aggregate principal amount of the 2004 Debentures and warrants to purchase 2,285,715 shares of Ener1’s common stock. The net proceeds of the issuances were $18,527,000.

On February 22, 2008, in accordance with the terms of the debentures, Ener1 sent a notice to holders of the 2004 Debentures of its intention to prepay the entire remaining principal amount of the 2004 Debentures in cash at an amount equal to 101% of the face value plus interest. The prepayment was scheduled to occur on March 24, 2008 unless the holders converted their debentures into common stock before that date.

On March 11, 2008, $4,000,000 of principal was converted into 761,905 shares of common stock of Ener1 at a per share conversion price of $5.25 rather than the $5.46 current conversion price and an expense related to the inducement to convert debt of $203,000 was recorded for the 29,304 additional shares received. On March 20, 2008, all $5,634,048 of remaining outstanding principle plus $119,036 of accrued interest was converted into 1,053,678 shares of common stock of Ener1 at a per share conversion price of $5.46. At the issuance date, the 2004 Debentures were convertible at a price of $8.75 per share, which has been adjusted for dilutive issuances of common stock.

The warrants to purchase 2,285,715 shares of common stock had an exercise price of $17.57 per share at the issuance date, subject to adjustment. As of March 31, 2008, the adjusted exercise price was $8.89 per share. The warrants are exercisable at any time through January 21, 2014.

Ener1’s obligations under the 2004 Debentures were partially secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel. As a result of the conversion of all outstanding 2004 Debentures, all security interests in the property of the Company securing the Company’s obligations under the 2004 Debentures were terminated.

Ener1 has been accounting for the conversion option in the 2004 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19. The terms of the 2004 Debentures included several features that Ener1 was required to account for as derivatives. These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15. Upon completion of conversion, the compound embedded derivative liabilities were treated as a contribution to additional paid in capital.

2005 Senior Secured Convertible Debentures

In March 2005, Ener1 issued $14,225,000 in aggregate principal amount of the 2005 Debentures and warrants to purchase 1,016,072 shares of Ener1’s common stock. The net proceeds of the issuances were $13,134,000.

On March 13, 2008, in accordance with the terms of the debentures, Ener1 sent a notice to holders of the 2005 Debentures of its intention to prepay the entire remaining principal amount of the 2005 Debentures in cash at an amount equal to 103% of the face value plus interest. The prepayment was scheduled to occur on April 9, 2008 unless the holders converted their debentures into common stock before that date.

As of March 26, 2008, the outstanding principal amount of $2,080,933 plus $54,689 of accrued interest was converted into 442,158 shares of common stock of Ener1 at a per share conversion price of $4.83. At the issuance date, the 2005 Debentures were convertible at a price of $7.00 per share, which has been adjusted for dilutive issuances of common stock.

The 2005 Debenture Warrants were divided into Series A and Series B. The Series A warrants to purchase 609,643 shares of common stock had an exercise price of $8.05 per share at the issuance date, subject to adjustment; as of March 31, 2008, the adjusted exercise price was $5.25 per share. The Series B warrants to purchase 406,429 shares of common stock had an exercise price of $8.75 per share at the issuance date, subject to adjustment; as of March 31, 2008, the adjusted exercise price was $5.60 per share. The warrants are exercisable at any time through March 11, 2010.

As a result of Ener1’s failure to meet certain milestone requirements in the 2005 Debentures, the holders of the 2005 Debentures had a security interest in all of the EnerDel common stock owned by Ener1. As a result of the conversion of all outstanding 2005 Debentures, all security interests in the property of Ener1, including pledges of Ener1’s ownership in EnerDel common stock, securing Ener1’s obligations under the 2005 Debentures was terminated.

Ener1 has been accounting for the conversion option in the 2005 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19. The terms of the 2005 Debentures included several features that Ener1 was required to account for as derivatives. These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15. Upon completion of conversion, the compound embedded derivative liabilities were treated as a contribution to additional paid in capital.

Note 7 – Redeemable Preferred Stock

EnerDel Series A Redeemable Preferred Stock

In October 2004, a subsidiary of Delphi Corporation purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase Ener1 common stock for an aggregate purchase price of $8,000,000.

The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of 8.25%, which is payable in cash annually on December 31st. The dividends are cumulative. Payment of dividends had been restricted by the terms of the 2004 Debentures and 2005 Debentures, to which to the Series A Preferred Stock was subordinate. As a result of the conversion of all of the 2004 and 2005 Debentures, payment of dividends is no longer restricted.

The Series A Preferred Stock is classified as temporary equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), as the redemption feature is not solely within the control of Ener1 and is deemed to be conditional in nature. If EnerDel has not redeemed all of the shares of Series A Preferred Stock on or before October 20, 2008, the holders may require EnerDel to redeem all of the Series A Preferred shares on 10 days notice. Ener1 can extend payment of the redemption price over four quarterly installments.

In connection with the issuance of the Series A Preferred Stock, Ener1 issued, on a post-split basis, warrants to purchase up to 250,000 shares of common stock at an exercise price of $4.90 per share and warrants to purchase up to 750,000 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable at any time through October 20, 2011. Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants.

The fair value of the warrants was determined utilizing the Black-Scholes pricing model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance: $4.62 per share (post split); expected volatility of 207%; a risk free interest rate of approximately 1.74%; and a term of seven years.

The following are the components of Series A Preferred Stock as of March 31, 2008 (in thousands):

EnerDel
Series A

Face value	$8,000
Less initial fair value of warrant derivative	(4,620)
Less initial fair value of conversion option	(1,183)
Fair value at date of issue	2,197
Accumulated accretion of discounts	4,685
Cumulative dividends	2,275
Carrying value as of March 31, 2008	$9,157

Note 8 – Related Party Transactions

Intercompany Transactions with Ener1 Group

Ener1 Group and its subsidiaries have from time to time used various services and employees of Ener1. Ener1 bills Ener1 Group and its subsidiaries for the actual cost of these services and employees. Similarly, Ener1 has from time to time used various services and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual cost of these services and employees.

Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 31% of the outstanding common stock of Ener1Group, which owns approximately 65% of the outstanding common stock of the Company.

Significant transactions with Ener1Group are approved by the independent members of Ener1’s Board of Directors.

Ener1 Group Convertible Notes and Warrants

During 2006 and 2007, Ener1 Group loaned Ener1 an aggregate principal amount of $11,960,000. Ener1’s obligation to repay Ener1 Group has been recorded as subordinated convertible debt pursuant to notes issued, the (“Group Notes”), which bear interest at 10% per annum.

The following share and per share data have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

In connection with the Group Notes, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 7,714,286 shares of Ener1’s common stock at exercise prices ranging from $2.80 to $4.20 per share, which was subsequently reduced to $2.10 per share in 2007. All warrants have a five-year term.

The Group Notes were subordinated to the rights of the holders of the 2004 and 2005 Debentures. Once Ener1's obligations under the 2004 and 2005 Debentures have been satisfied, the Group Notes can be converted, at Ener1 Group's option, into shares of Ener1’s common stock at a conversion price of $3.50 per share.

In connection with the satisfaction of Ener1’s obligations under the 2004 and 2005 Debentures, Ener1 Group converted the $11,960,000 of outstanding principal and $1,884,717 in accrued interest into 3,955,634 shares of Ener1’s common stock on March 26, 2008.

As an inducement for Ener1Group’s conversion of the Group Notes, Ener1 authorized the issuance of 142,858 warrants with an exercise price of $5.95 per share to Ener1 Group. The warrants are exercisable at any time through March 26, 2013. Ener1 used the Black-Scholes pricing model to value the warrants with a risk-free interest rate of 1.78%, the current stock price, at the date of issuance, of $5.60 per share, the exercise price of the warrants of $5.95 per share, the term of five years and volatility of 127.64%. The fair value of the warrants of $550,000 has been recorded to interest expense as an inducement to convert debt on March 26, 2008. The warrants will be issued to Ener1 Group in the second quarter of 2008.

Ener1 had been accounting for the warrants and conversion features of the Group Notes as a beneficial conversion feature in accordance with EITF 00-27. The proceeds of the Group Notes were first allocated to the warrants at their relative fair value and credited to additional paid in capital. Ener1 used a Black-Scholes pricing model to value the warrants issued with the Group Notes. Ener1 recorded a discount to the Group Notes equal to the relative fair value of the warrants which is being amortized to interest expense over the life of the Group Notes.

No entry was made to record the value of the conversion feature because the ability of the holder to convert was contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which was considered outside the holders’ control. As a result of the conversion of the outstanding principal under the 2004 and 2005 Debentures, effective March 26, 2008, the contingency over the conversion feature was resolved and the intrinsic value of the conversion feature, at the date of issuance of $3,608,000 has been recorded as a credit to additional paid in capital.

The unamortized discount related to the fair value of the warrants and the beneficial conversion feature, as of March 26, 2008 of $5,249,997 and $3,608,000, respectively, was recorded to interest expense in accordance with EITF 00-27.

Note 9 – Stock Issuances during the Quarter Ended March 31, 2008

During the three months ended March 31, 2008, Ener1 issued the following shares of common stock, as adjusted to reflect a 1 for 7 reverse stock split, effective April 24, 2008:
• 1,815,583 shares for the conversion of $9,753,084 in principal and accrued interest related to the 2004 Debentures,
• 442,158 shares for the conversion of $2,135,622 in principal and accrued interest related to the 2005 Debentures,
• 3,955,634 shares for the conversion of $13,844,717 in principal and accrued interest related to the Group Notes,
• 7,190 shares for the cashless exercise of 9,905 employee stock options exercisable at $1.61 per share.

Note 10 – Stock-Based Compensation

At March 31, 2008, Ener1 had eight stock-based employee, executive, director, advisory board and consultant compensation plans.

Valuation and Expense Information under SFAS 123R

Ener1 recorded share-based compensation costs of $831,000 and $275,000 for the three months ended March 31, 2008 and 2007, respectively.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through December 31, 2007 and are adjusted annually to reflect actual forfeiture experience as needed. Included in the stock-based compensation cost of $831,000 is $326,000 in true up adjustments to reflect Ener1’s actual forfeiture rates and experience.

In connection with the adoption of SFAS 123R, Ener1 estimates the fair value of each stock option on the date of grant using a Black-Scholes pricing model, applying the following assumptions, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term
The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate
Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through March 31, 2008 was 4.1%.

Expected Volatility
Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The weighted-average expected volatility used during the period options were granted was 122.4%.

Expected Dividend Yield
Ener1 does not intend to pay dividends in the foreseeable future on its common stock. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

Stock Options

The number of options and the weighted average option price noted below have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008. A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of March 31, 2008 is as follows:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2007	4,658,644	$2.94	5.8	$13,278,630

Granted	129,649	$5.86
Exercised	(9,905)	$1.61
Forfeited or expired	(78,097)	$2.09
Outstanding at March 31, 2008	4,700,291	$3.03	5.6	$13,905,597

Exercisable at March 31, 2008	2,766,710	$3.05	5.7	$8,320,719

On January 15, 2008, in connection with their election to the Board of Directors of Ener1, a new director received options to purchase 42,858 shares of common stock at an exercise price of $5.18 per share. These options will vest one third per year over three years. The fair value of these options on the date of grant using Black-Scholes was computed as $142,710 and, in accordance with SFAS 123R, will be expensed over the vesting period of three years.

On February 18, 2008, Ener1 granted options to an employee to purchase 42,858 shares of common stock at an exercise price of $7.49 per share. These options vest 21,428 on the date of grant and 21,429 in February 2009. The fair value of these options on the date of grant using Black-Scholes was computed as $170,400 and in accordance with SFAS 123R $85,200 was immediately expensed on the date of grant and $85,200 will be expensed in February 2009.

During January and February 2008, Ener1 granted performance based options to several employees to purchase 43,933 shares of common stock at exercises prices ranging from $4.83 to $6.02 per share. These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met. Upon achievement of the performance criteria, the options will become earned and will vest one third per year over a three year period. The fair value of these options on the date of grant using Black-Scholes was computed as $124,818 and in accordance with SFAS 123R will be expensed over the vesting period of three years.

During the three months ended March 31, 2008, two employees exercised 9,905 “cashless” options with an exercise price of $1.61 per share. Ener1 issued 7,190 shares pursuant to such cashless exercise. The total intrinsic value of these options on the date of exercise was $42,319.

During the three months ended March 31, 2008, options to purchase 78,097 shares issued to various employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

As of March 31, 2008, there was $3,569,000 of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

Note 11 - Warrants

The number of warrants and the weighted average price noted below have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008. A summary of the changes in warrants outstanding as of March 31, 2008 is as follows:

Warrants	Number of Warrants	Weighted Average Price	Average Remaining Term in Years	Intrinsic Value

Outstanding and Exercisable at December 31, 2007	32,102,007	$4.01	3.4	$67,659,202

Granted	-	-
Exercised	-	-
Surrendered	-	-
Forfeited or expired	-	-
Outstanding and Exercisable at March 31, 2008	32,102,007	$4.01	3.1	$73,633,887

In March 2008, Ener1 authorized the issuance of 142,858 warrants with an exercise price of $5.95 per share to Ener1 Group as an inducement to convert all the outstanding Group Notes. The warrants are exercisable at any time through March 2013. The fair value of the warrants of $550,000 was recorded to interest expense in March 2008 and the warrants will be issued in the second quarter of 2008.

Note 12 – Earnings per Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period.

Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock warrants. In calculating diluted net loss per share, the numerator is also adjusted to: (1) add back interest expense in the 2004 and 2005 Debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive.

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

Share and per share data for the three months ended March 31, 2008 and 2007 have been retroactively adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect of including them would have been antidilutive:

	Three Months Ended March 31,
	2008	2007
Stock options that were not in the money	504,999	4,125,000
Warrants that were not in the money	3,651,101	17,086,857
Plus shares from assumed conversion of convertible instruments
2004 Debentures	-	2,490,571
2005 Debentures	-	2,185,143
Group Convertible Notes	-	3,417,143
Total options, warrants and convertible securities excluded from weighted average shares	4,156,100	29,304,714

Note 13 – Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information establishes standards for reporting information about segments. This standard requires segmentation based on Ener1’s internal organization and reporting of revenue and operating income based on internal accounting methods. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

As of March 31, 2008, Ener1 is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium-ion batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

The table below provides segment financial information (in thousands):

	Three Months Ended March 31,
	2008	2007
Net sales:
Battery	$83	$-
Fuel Cell	14	39
Total net sales	$97	$39

Net income (loss):
Corporate	(5,879)	(1,403)
Battery	(4,865)	(4,540)
Fuel Cell	(2,520)	(1,217)
Nanotechnology	(464)	(557)
Net income (loss)	$(13,728)	$(7,717)

Corporate allocations:
Corporate	(4,701)	(3,648)
Battery	2,965	2,623
Fuel Cell	1,467	703
Nanotechnology	269	322
Net income (loss)	$-	$-

Assets:
Corporate	16,990	3,311
Battery	8,492	3,565
Fuel Cell	452	183
Nanotechnology	82	77
Total assets	$26,016	$7,136

Ener1 reports proceeds from grants as a reduction of research and development expense. Proceeds from grants were $1,298,000 and $85,000 in the three months ended March 31, 2008 and 2007, respectively.

Note 14 – Commitments and Contingencies

Litigation

Ener1 receives communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of Ener1’s products infringe the patent rights of other third parties. Ener1 cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows. As of March 31, 2008, there were no material pending legal proceedings.

Note 15 – Subsequent Events

Exercise of Warrants

On April 22, 2008, Ener1 issued 528,572 shares of common stock in connection with the exercise of warrants at an exercise price of $5.25 per share for $2,775,000.

On May 1, 2008, Ener1 issued 707,144 shares of common stock in connection with the exercise of warrants at an exercise price of $5.25 per share for $3,712,500.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”), and Section 23E of the Securities Exchange Act of 1934 (“Exchange Act”), as amended. These statements relate to our expectations regarding future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential” or “continue,” or the negative of such terms or other comparable terminology. These statements are only predictions and are subject to a number of assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements.

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

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our Annual Report on Form 10-KSB for the year ended December 31, 2007, our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission and the condensed consolidated financial statements and related notes included in this Quarterly Report.

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, an 80.5% owned subsidiary which is 19.5% owned by Delphi Corporation, develops lithium ion batteries for automotive, military and other industrial uses. EnerFuel, a wholly-owned subsidiary, develops fuel cell products and services. NanoEner, also a wholly-owned subsidiary, develops technologies, materials and equipment for nanomanufacturing.

Currently, we generate minimal revenue from sales of Ener1’s products. Substantially all of our planned products are still under development. We will require significant capital investment to continue our product development activities in order to commercialize our technology.

We have developed a lithium-ion battery for hybrid electric vehicles (“HEVs”) that we believe has significant competitive advantages because of its safety, power and other performance characteristics. In particular, our battery chemistry, which uses lithium titanate for the anode material, does not experience thermal problems that sometimes occur in lithium batteries used in consumer electronics. Our HEV battery cell was developed under an ongoing program with the United States Advanced Battery Consortium (“USABC”). The USABC is a consortium of the three largest U.S. automobile manufacturers — Ford, General Motors and Chrysler, with funding provided by the U.S. Department of Energy (DOE).

We are also developing a lithium titanate battery for plug-in hybrid electric vehicles (“PHEVs”) under an award from the DOE which is expected to be managed by the USABC. In addition, we are currently developing prototype samples for a lithium battery for an electric vehicle (“EV”) for Think Global SA (“Think”), which if successful, we expect to begin shipping in December 2008. The first generation battery for this electric vehicle will use a hard carbon anode which we intend to replace with lithium titanate when the next generation battery is developed.

The major automotive companies have discussed plans to introduce lithium-ion batteries in HEVs and PHEVs with varying dates. No industry production contract awards have been formally announced. Extensive additional testing and evaluation by the automotive industry is required before the Li-ion battery technology is adopted. Our HEV lithium-ion batteries are undergoing extensive testing, the results of which are evaluated by our prospective customers and the USABC.

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

Results of Operations

While we had no significant sales or gross profit in the three months ended March 31, 2008, sales increased $58,000 from $39,000 for the three months ended March 31, 2007 to $97,000 for the three months ended March 31, 2008. The primary cause for the increase is due to EnerDel’s revenue for products under the Think Supply agreement and EnerFuel’s increased revenue from engineering services.

Three Months Ended March 31, 2008

Net income (loss). We reported a net loss of $13,728,000 for the three months ended March 31, 2008, an increase of $6,011,000, or 78%, when compared to a net loss of $7,717,000 for the three months ended March 31, 2007. The increase in net loss was due to an increase in interest expense of $8,273,000, an increase in net research and development expenses of $609,000, and an increase in general and administrative expenses of $698,000. These increases in expenses have been partially offset by an increase in the gain on derivative liabilities of $3,357,000.

Losses from operations. We reported losses from operations of $5,657,000 for the three months ended March 31, 2008, an increase of $1,246,000, or 28%, when compared to losses from operations of $4,411,000 for the three months ended March 31, 2007. The increase in operating losses was attributable to increases in general and administrative expenses of $698,000 and net research and development expenses of $609,000. We had no significant sales from continuing operations during the three months ended March 31, 2008 or 2007.

General and administrative (“G&A”) expenses. G&A increased $698,000, or 37%, to $2,582,000 for the three months ended March 31, 2008, compared to $1,884,000 for the three months ended March 31, 2007. This increase was due to an increase in salary and employee benefits, including stock based compensation, expenses of $700,000, an increase in travel related expenses of 96,000, and an increase in investor relations related expenses of $81,000. These increases have been partially offset by a decrease of $293,000 in legal and professional fees.

Research and development (“R&D”) expenses, net. Our net R&D expenses were $3,065,000 and $2,456,000 for the three months ended March 31, 2008 and 2007, respectively, an increase of $609,000, or 25%. The increase was due to an increase in salaries and related benefits of $795,000, an increase in production materials of $426,000, an increase in outside services of $351,000 and an increase in travel expenses of $167,000.

We report proceeds from cost-share R&D contracts that we enter into with the USABC, the Office of Naval Research (“ONR”) and the Florida Hydrogen Initiative (“FHI”) as a reduction of research and development expenses. Proceeds from contracts were $1,298,000 and $85,000 during the three months ended March 31, 2008 and 2007, respectively, an increase of $1,213,000, which partially offsets the increases in R&D expenses.

R&D expenses for the three months ended March 31, 2008 included $1,866,000 of expenses incurred in connection with our battery business which is net of proceeds of $1,298,000, $1,031,000 of expenses incurred in connection with our fuel cell business, and $168,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for the three months ended March 31, 2007 included $1,691,000 of expenses incurred in connection with our battery business, $537,000 of expenses incurred in connection with our fuel cell business, and $228,000 of expenses incurred in connection with our nanotechnology business.

Interest expense. Interest expense was $11,625,000 and $3,352,000 for the three months ended March 31, 2008 and 2007, respectively, an increase of $8,273,000, or 247%. The increase was primarily due to the non-cash interest expenses recorded in connection with Ener1 Group’s conversion of the convertible notes into shares of common stock.

Gain on derivative liabilities. Gain on derivative liabilities increased $3,357,000 from $579,000 for the three months ended March 31, 2007 to $3,936,000 for the three months ended March 31, 2008. The increase was associated with marking to market the value of the embedded derivatives on the date that the financial instruments were converted or changed in status.

Liquidity and Capital Resources

At March 31, 2008, we had working capital of $10,850,000. Our available cash at March 31, 2008 was $13,620,000. We used $5,155,000 of cash for operating activities in the three months ended March 31, 2008, which was funded through our available cash.

As of March 31, 2008, we have made commitments to purchase equipment for our EnerDel subsidiary totaling $5,519,000. This commitment is comprised of $2,872,000 in restricted cash and $2,647,000 in cash deposits. The restricted cash is in the form of a letter of credit issued by a financial institution guaranteeing our performance under the purchase commitment. The restricted cash is held in an interest bearing account and the letter of credit automatically renews for 90 days unless we change the terms. The letter of credit will expire on December 31, 2008.

On April 14, 2008, Ener1 announced a reverse stock split of the company’s common stock at a ratio of one share for every seven shares held. The reverse split was effective on April 24, 2008, at which time the company’s existing shareholders received one share of the company’s common stock for every seven shares which they then held.

Ener1 also approved a reduction of authorized shares in the same ratio as the reverse split. Prior to effecting the split, Ener1 had 950,000,000 authorized common shares and 695,411,696 common shares issued and outstanding. After effecting the reverse split, Ener1 had 135,714,286 authorized common shares and 99,344,528 common shares issued and outstanding. The record date for the split was April 24, 2008.

On April 24, 2008, Ener1 filed an amendment to its Certificate of Incorporation to effect the reverse split of all of the outstanding shares of common stock at a ratio of one-for-seven.

The following share and per share data have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

During the first quarter of 2008, holders of the 2004 and 2005 Debentures converted the remaining outstanding principal and accrued interest of $9,753,084 and $2,135,622, respectively into 2,257,741 shares of common stock at conversion prices ranging from $4.83 to $5.46 per share. The original principal amount at inception of the 2004 Debentures and the 2005 Debentures was $20,000,000 and $14,255,000, respectively with stated maturity dates of January 2009 and March 2009, respectively.

Also during the first quarter of 2008, Ener1 Group converted the outstanding principal and accrued interest of $13,844,717 into 3,955,634 shares of Ener1’s common stock at a conversion price of $3.50 per share. The original principal amount at inception was $11,960,000 with maturity in the second quarter of 2009. As an inducement to convert debt, we authorized the issuance of 142,858 warrants to Ener1 Group with an exercise price of $5.95 per share. The warrants are exercisable at any time through March 2013. The fair value of the warrants, using a Black-Scholes pricing model, of $550,000 was recorded to interest expense during the three months ended March 31, 2008.

From April 22, 2008 through May 1, 2008, we received cash of $6,487,500 from the exercise of warrants by unrelated third parties.

At March 31, 2008, our balance sheet has improved and is almost debt free with the exception of the contingently redeemable Series A preferred stock and approximately $85,000 in short term notes. The security interests in our assets that were granted in favor of the 2004 and 2005 Debenture holders were released as a result of settlement in the form of conversions to common stock. This frees up cash flow for operations which we plan to invest in our future business plans.

We believe that we are fully funded in our business plan for 2008. We expect to receive $6,000,000 from existing cost-sharing contracts that will reduce our R&D expenses in 2008. We intend to continue efforts to raise additional capital during 2008 from strategic and financial investors. In addition, we expect to receive new contracts from government and industry sources.

Critical Accounting Policies

Management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Our critical accounting policies are described in the notes to the Company’s Consolidated Financial Statements on Form 10-KSB for the year ended December 31, 2007. This summary of critical accounting policies is presented to assist in understanding the Company’s financial statements.

We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Certain estimates are subject to marketplace conditions, and are discussed below. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following are its most critical accounting policies because they require more significant judgments and estimates in preparation of its consolidated financial statements.

Derivative Instruments

Following guidance by SFAS No. 133 and EITF 00-19, the Company determined the conversion feature of the 2004 Debentures and 2005 Debentures and the warrants associated with the 2005 Debentures should be treated as separate derivative liabilities on the balance sheet under current liabilities. Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities. Fair values of the derivative liability associated with the conversion features are determined using market based lattice pricing models incorporating readily observable market data and management assumptions. Fair values of the derivative liabilities associated with the warrants are determined using a Black-Scholes Pricing Model.

Share-Based Payments

In accordance with SFAS No. 123R, the Company estimates the fair value of each stock option, on the date of grant, using a Black-Scholes Pricing Model and amortizes the estimated fair value to expense over the vesting period of the option on a straight line basis. Key assumptions used in the Black-Scholes model include estimates of (1) expected volatility, (2) an expected term, (3) discount rate and (4) expected dividend yield.

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

Recently Issued Accounting Pronouncements and Interpretations

In March 2008, the FASB issued SFAS No. 161, Disclosure about Derivative Instruments and Hedging Activities (“SFAS 161”), which improves financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The statement also establishes reporting requirements that requires disclosure about the fair value of derivative instruments and their gains and losses in a tabular format and how derivative instruments and related hedges are accounted for under SFAS 133. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated financial statements.

Off-Balance Sheet Arrangements

At March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Controls and Procedures

As of March 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, such disclosure controls and procedures were effective. There has been no change in Ener1’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, Ener1’s internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Pursuant to Rule 13a-15(d) of the Exchange Act, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) and Internal Control Over Financial Reporting – Guidance for Smaller Public Companies (2006), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

As of March 31, 2008, we were not party to any material pending legal proceedings.

Item 6. Exhibits.

3.1
Amended and Restated Articles of Incorporation of the Registrant, dated February 12, 1993, incorporated by reference to Exhibit 3(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, SEC File No. 000-21138.

3.2
Articles of Amendment to Amended and Restated Articles of Incorporation, dated March 11, 2002, incorporated by reference to Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001, SEC File No. 000-21138.

3.3
Articles of Amendment to Amended and Restated Articles of Incorporation, dated October 21, 2002, incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K dated October 28, 2002, SEC File No. 000-21138.

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

3.7	Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant's Current Report on Form 8-K filed April 24, 2008.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.2
Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, dated January 16, 2004, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.3
Registration Rights Agreement dated January 16, 2004, by and among the Registrant and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.4
Warrant issued to Cofis Compagnie Fiduciaire S.A., dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.25, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.5
Warrant issued to Cofis Compagnie Fiduciaire S.A., dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.50, incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

4.12
Form of Warrant to Purchase Common Stock of Ener1, dated December 9, 2004, Issued to Merriman Curhan Ford & Co., incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

4.13
Certificate of Designation of Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc., dated October 20, 2004, incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Ener1’s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

4.14
Form of Convertible Note issued to Ener1 Group, Inc. on June 30, 2006 and August 30, 2006 for $3,250,000 incorporated by reference to Exhibit 4.16 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.15
Warrant issued to Ener1 Group, Inc. dated June 30, 2006, to purchase 9,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.17 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.16
Warrant issued to Ener1 Group, Inc. dated June 30, 2006, to purchase 20,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.18 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.17	Form of Warrant to Purchase Common Stock of Ener1, Inc. issued to Ener1 Group on August 29, 2006, incorporated by reference to Exhibit 4.17 of Registrant's Form SB-2/A filed September 3, 2006.

4.18
$3,100,000 Convertible Promissory Note issued to Ener1 Group, Inc., dated September 30, 2006, incorporated by reference to Exhibit 4.19 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.19
Warrant issued to Ener1 Group, Inc., dated September 30, 2006, to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.20 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.20
Warrant issued to Ener1 Group, Inc., dated September 30, 2006, to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.21 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

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

4.25
$4,500,000 Convertible Promissory Note issued to Ener1Group, Inc., dated February 13, 2007, incorporated by reference to Exhibit 4.26 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.26
Form of Warrant to purchase 9,000,000 and 18,000,000 shares of Common Stock of the Registrant issued to Ener1 Group, Inc., dated February 13, 2007, incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.27
Warrant issued to Charles Gassenheimer dated January 5, 2007 to purchase 500,000 shares of common stock of the Registrant, incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.28
Convertible Promissory Note for $455,000 issued to Ener1 Group, Inc., dated November 9, 2006, incorporated by reference to Exhibit 4.29 of Registrant’s Quarterly Report on Form 10-QSB for the period ending March 31, 2007.

4.29
Convertible Promissory Note for $655,000 issued to Ener1 Group, Inc., dated November 9, 2006, incorporated by reference to Exhibit 4.30 of Registrant’s Quarterly Report on Form 10-QSB for the period ending March 31, 2007.

4.30
Form of Registration Rights Agreement among Ener1, Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007, filed in the registration statement on Form SB-2A on September 4, 2007.

4.31
Form of Securities Purchase Agreement among Ener1, Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007, filed in the registration statement on Form SB-2A on September 4, 2007.

4.32
Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., dated October 4, 2007 incorporated by reference to Exhibit 4.30 to the Registrant’s Current Report on Form 8-K dated October 4, 2007.

4.33
Amended Certificate of Designation of Series B Convertible Preferred Stock of Ener1, Inc., dated October 10, 2007, incorporated by reference to Exhibit 4.30 of Registrant’s Quarterly Report on Form 10-QSB, filed November 14, 2007.

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

4.36
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., incorporated by reference to Exhibit 4.32 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed on March 12, 2008.

10.1	2002 Stock Participation Plan incorporated by reference to Exhibit C of the Registrant's Schedule 14A filed on April 15, 2002, SEC File No. 000-21138.

10.2	2002 Non-Employee Director Stock Participation Plan incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002, SEC File No. 000-21138.

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

10.8
Subsidiary Guaranty, dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10. 9
Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004.

10.10
Waiver Agreement dated January 2004 by and between the Registrant and Ener1 Group, Inc., incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004.

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

10.14
Bill of Sale dated October 20, 2004, by Delphi Automotive Systems LLC in favor of EnerDel, Inc. in favor of transactions contemplated by the Formation, Subscription and Shareholders’ Agreement of EnerDel, Inc. dated as of October 20, 2004, by and among Delphi, Ener1 Inc. and EnerDel, incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.18
License Agreement dated October 20, 2004, by and between Ener1, Inc. and EnerDel, Inc, incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.19
Ener1 Daughter Enterprise with Foreign Investments of Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc, incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.20
Option to Purchase Agreement, dated October 20, 2004, among EnerDel, Inc., Ener1, Inc. and Ener1 Battery Company, incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.23
Transition Services Agreement dated as of October 20, 2004, entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc, incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.24
Assignment/Assumption of License Agreement, dated October 20, 2004, among Ener1, Inc., Ener1 Battery Company and EnerDel, Inc., incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.25
Form of Securities Purchase Agreement, dated as of March 11, 2005, by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and Warrants to purchase shares of common stock, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 15, 2005.

10.26
Form of Security Agreement dated as of March 14, 2005, by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed March 15, 2005.

10.27
Form of Intercreditor Agreement, dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed March 15, 2005.

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

10.33
Option Agreement between Ener1, Inc. and Ulrik Grape, dated October 1, 2005, incorporated by reference to Exhibit 10.42 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.34
Employment Agreement between EnerDel, Inc. and Ulrik Grape dated October 1, 2005, incorporated by reference to Exhibit 10.43 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.35
Tax Allocation Agreement dated March 1, 2006 between the Registrant and Ener1 Group, Inc., incorporated by reference to Exhibit 10.44 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2005.

10.36
Purchase Agreement dated January 5, 2007, by and among Ener1 Group, Inc., Ener1, and Credit Suisse Securities (USA) LLC, incorporated herein by reference to Exhibit 10.01 to Registrant’s current report on Form 8-K dated January 8, 2007.

10.37
Warrant Exercise Agreement, dated as of March 30, 2006, by and between the Company and Ener1 Group, Inc., incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K dated April 5, 2006.

10.38
Securities Purchase Agreement, dated November 19, 2007, by and between Ener1, Inc. and certain investors named therein, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2007.

10.39
Commercial Lease between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.40
Purchase Money Financing Agreement for Additional Improvements between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007, incorporated herein by referenced to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.41
Supply Agreement, dated October 15, 2007, by and between EnerDel, Inc. and Think Global of Oslo, Norway incorporated herein by reference to Exhibit 10.50 to Registrant’s Form 8-K dated October 15, 2007.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a).*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a).*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: May 9, 2008	/s/ Dr. Peter Novak
Dr. Peter Novak
Chief Executive Officer, Director (Principal Executive Officer)

Dated: May 9, 2008	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)