Form 10-Q
period 2008-06-30
ENER1 INC
filed 2008-08-14
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 0-21138

ENER1, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2479377
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1540 Broadway, Suite 25C
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 920-3500
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2008
Common Stock, par value $0.01 per share	104,813,016

 ENER1, INC.

Form 10-Q for the Quarter Ended June 30, 2008

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$34,020	$24,826
Accounts receivable	1,097	102
Prepaid expenses and other current assets	2,009	608
Due from related parties	-	94
Total current assets	37,126	25,630

Property and equipment, net	5,152	4,287
Equipment deposits and restricted cash	6,760	-
Deferred debenture and note costs
net of amortization of $0 and $5,596, respectively	-	835
Other	968	549
Total assets	$50,006	$31,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Notes payable - short-term	$-	$315
Accounts payable and accrued expenses	4,710	3,798
Due to related parties	108	-
Derivative liabilities	-	10,144
Total current liabilities	4,818	14,257

Convertible notes, advances and accrued interest due to related party,
net of discounts of $0 and $5,250, respectively	-	8,315
2004 senior convertible debentures, net of discount of $0 and $3,597, respectively	-	6,037
2005 senior convertible debentures, net of discount of $0 and $940, respectively	-	1,141
Total liabilities	4,818	29,750
Redeemable preferred stock
EnerDel, Inc. Series A Preferred, $0.01 par value, 500,000 shares authorized,
8,000 shares issued and outstanding; liquidation preference $8,000	9,773	8,577

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 150,714,286 shares authorized,
104,710,626 and 92,597,892 issued and outstanding, respectively (1)	1,047	925
Paid in capital	296,398	233,702
Accumulated deficit	(262,007)	(241,653)
Accumulated other comprehensive income (loss)	(23)	-
Total stockholders' equity (deficit)	35,415	(7,026)
Total liabilities and stockholders' equity (deficit)	$50,006	$31,301

(1)	The shares of common stock authorized, issued and outstanding have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$437	$79	$534	$118
Cost of sales	-	-	-	-
Gross profit	437	79	534	118

Operating expenses:
General and administrative	2,179	2,260	4,761	4,144
Research and development, net	5,384	2,231	8,449	4,687
Warrant modification expense	-	583	-	583
Depreciation and amortization	191	121	298	231
Total operating expenses	7,754	5,195	13,508	9,645
Loss from operations	(7,317)	(5,116)	(12,974)	(9,527)

Other income (expense):
Interest expense	-	(3,809)	(11,625)	(7,161)
Interest income	125	-	248	1
Equity in loss of EnerStruct, Inc.	-	-	-	(40)
Other	(14)	-	61	(36)
Gain on derivative liabilities	-	924	3,936	1,503
Total other income (expense)	111	(2,885)	(7,380)	(5,733)

Loss before income taxes	(7,206)	(8,001)	(20,354)	(15,260)
Income taxes	-	-	-	-
Net loss before minority interest	(7,206)	(8,001)	(20,354)	(15,260)
Minority interest	(616)	(485)	(1,196)	(943)
Net loss	(7,822)	(8,486)	(21,550)	(16,203)
Preferred stock dividends	-	(528)	-	(1,044)
Net loss attributable to common shareholders	$(7,822)	$(9,014)	$(21,550)	$(17,247)

Net loss per share:
basic and diluted	$(0.08)	$(0.14)	$(0.22)	$(0.27)

Weighted average shares outstanding: (1)
basic and diluted	101,930	64,346	97,651	63,278

(1)	Share and per share data for the three and six months ended June 30, 2007 have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
and
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands except share data)

					Accumulated
					Other	Total
					Comprehensive	Stockholders'
	Common Stock		Paid In	Accumulated	Income	Equity
	Shares (1)	Amount	Capital	Deficit	(Loss)	(Deficit)
Balance December 31, 2007	92,597,892	$925	$233,702	$(241,653)	$-	$(7,026)
Comprehensive loss:
Net loss (including preferred dividends payable to minority interest owner charged to paid in capital)	-	-	(1,196)	(20,354)	-	(21,550)
Effects of exchange rates on consolidation	-	-	-	-	(23)	(23)
Total comprehensive loss						(21,573)
Shares issued for exercise of warrants	5,657,149	57	29,643	-	-	29,700
Shares issued for exercise of employee stock options	224,651	2	390	-	-	392
Shares issued for debt origination costs	17,559	-	105	-	-	105
Shares issued for conversions of senior debentures	2,257,741	23	12,068	-	-	12,091
Shares issued for conversions of Ener1 Group convertible notes	3,955,634	40	13,805	-	-	13,845
Reduction in derivative liability related to conversion of senior debentures	-	-	6,208	-	-	6,208
Acceleration of discount related to conversion of senior debentures	-	-	(3,974)	-	-	(3,974)
Intrinsic value of beneficial conversion feature for Ener1 Group convertible notes	-	-	3,608	-	-	3,608
Warrants issued to related party in connection with inducement to convert debt	-	-	550	-	-	550
Stock-based compensation expense	-	-	1,489	-	-	1,489
Balance June 30, 2008	104,710,626	$1,047	$296,398	$(262,007)	$(23)	$35,415

(1)	The shares of common stock issued and outstanding as of December 31, 2007 has been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities:
Net loss	$(21,550)	$(16,203)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,936)	(1,503)
Minority interest in losses and preferred dividends of consolidated subsidiary	1,196	943
Accretion of discounts on debentures and notes	9,420	3,315
Non-cash interest expense related to financing costs	835	703
Non-cash interest expense related to convertible notes and advances
from related party	279	582
Non-cash inducements for debt conversions and equity investments	753	583
Depreciation	298	231
Stock-based compensation expense	1,489	910
Stock for EnerStruct	-	40
Loss on disposal of equipment	-	38
Changes in certain operating assets and liablities:
(Increase) decrease in accounts receivable	(995)	60
Increase in prepaid expenses and other current assets	(1,401)	(375)
Increase in other assets	(344)	(108)
Increase (decrease) in accounts payable and accrued expenses	1,085	(1,371)
Changes in current assets, liabilities and other, net	233	(140)
Net cash used in operating activities	(12,638)	(12,295)

Investing activities:
Capital expenditures	(1,154)	(92)
Equipment deposits and restricted cash	(6,755)	-
Cash proceeds from sale of assets	-	55
Net cash used in investing activities	(7,909)	(37)

Financing activities:
Proceeds from convertible notes and advances from related party, net of costs	-	5,195
Proceeds from exercise of warrants	29,700	5,206
Proceeds from exercise of options	392	-
Proceeds from sale of stock, net of costs	-	3,862
Repayment of notes payable and bank installment loan	(315)	(204)
Net cash provided by financing activities	29,777	14,059

Effect of exchange rate changes on cash and cash equivalents	(36)	-
Net increase in cash and equivalents	9,194	1,727
Cash and cash equivalents - beginning balance	24,826	291
Cash and cash equivalents - ending balance	$34,020	$2,018

See notes to unaudited consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities

Cash paid during the year for:
Interest	$164	$2,576
Income taxes	-	-

Non-cash investing and financing activities:
Shares issued for conversion of senior debentures	$11,715	-
Shares issued for conversion of convertible notes	11,960	-
Shares issued for conversion of senior debentures interest	174	-
Shares issued for conversion of convertible notes interest	1,885	-
Shares issued for inducement to convert senior debentures	203	-
Shares issued for debt origination	105
Reduction in derivative liability related to conversion of senior debentures	6,208	-
Acceleration of discount related to conversion of senior debentures	(3,974)	-
Beneficial conversion value recognized in connection with convertible notes	3,608	-
Warrants issued in connection with the conversion of convertible notes	550	3,236
Cashless exercise of options and warrants	-	1
Reduction of advances for exercise of warrants	-	4,700
Accrued dividends on Series B Preferred stock	-	534
Accretion of discounts on Series B Preferred stock	-	510
Reduction of accounts payable for stock and notes payable	-	399

See notes to unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Basis of Presentation

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

On April 24, 2008, Ener1effected a 1 for 7 reverse stock split of its common stock. All share related information for prior periods has been adjusted throughout this Form 10-Q on a retroactive basis to reflect the effects of the reverse stock split.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits entities to choose to measure financial instruments and certain other items at fair value and is effective for fiscal year beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and no election was made since the Company does not maintain any financial assets or financial liabilities at such time.

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

Future Adoption of Accounting Standards
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

Note 2 - Nature of the Business

Ener1 is a Florida corporation, founded in 1985. In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owns approximately 62% of the outstanding common stock of the Company as of June 30, 2008.

The Company operates in three primary lines of business conducted through three operating subsidiaries: (i) EnerDel, an 80.5% owned subsidiary which is 19.5% owned by Delphi Corporation, (“Delphi”) develops lithium-ion (“Li-ion”) batteries for automotive, military and other industrial uses, (ii) EnerFuel, a wholly-owned subsidiary, develops fuel cell products and services and (iii) NanoEner, also a wholly-owned subsidiary, develops technologies, materials and equipment for nano-manufacturing. On July 11, 2008, Ener1 and Delphi entered into a Restructuring and Exchange Agreement (the “Agreement”) under which Ener1 and Delphi will restructure their respective equity participations in EnerDel. See Note 17 - Subsequent Events.

Note 3 - Accounts Receivable

At June 30, 2008, the accounts receivable balance was comprised of $1,036,000 relating to cost-sharing arrangements and $61,000 relating to the sale of engineering services. At December 31, 2007, the accounts receivable balance was comprised of $102,000 relating only to the sale of engineering services.

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

Note 4 - Equipment Deposits and Restricted Cash
As of June 30, 2008, equipment deposits were $3,167,000 and restricted cash was $3,593,000.

The restricted cash is in the form of letters of credit issued by a financial institution. The restricted cash is held in interest bearing accounts and will automatically renew in 90 day increments unless the terms are otherwise changed by Ener1. The letters of credit will expire at various times throughout 2008 and guarantee Ener1’s performance obligations to purchase certain equipment to be used by EnerDel, including, but not limited to a master equipment lease agreement.

Note 5 - Equipment Lease Agreement

In May 2008, Ener1 entered into a $7 million master equipment lease agreement, with an unrelated third party, for an initial term of one year, renewable upon mutual consent. Under the terms of the agreement, Ener1 may lease newly acquired equipment to be used in connection with the manufacturing of lithium-ion batteries. Installation, construction and other non-equipment costs are excluded from this financing agreement. Ener1 has an option to purchase the equipment at the end of the lease at the lower of fair market value or 10% of the original cost.

The lease has a term of three years and a stated interest rate of 10%. In accordance with the master equipment lease agreement, upon approval of the initial draw Ener1 issued 17,559 shares of common stock valued at $105,000. The value of the shares has been recorded to debt origination costs and will be amortized to interest expense over the life of the initial lease draw of three years.

Pursuant to the master equipment lease agreement, Ener1 is committed to issue $42,857 of Ener1 common stock for each additional $1 million drawn under the master equipment lease agreement up to a maximum aggregate of $300,000 of Ener1 common stock.

Ener1 anticipates recording the obligation under the initial draw as a capital lease. The obligation will become effective when the equipment is delivered. At such time, the equipment deposits and restricted cash will: (i) partially reduce the liability associated with the capital lease, (ii) be refunded to Ener1 and restricted cash released or (iii) a combination of both.

Note 6 - Derivatives

As discussed in the following paragraphs, Ener1’s derivative liabilities ceased to exist due to the conversion of the 2004 Debentures and 2005 Debentures during the three months ended March 31, 2008.

Ener1’s obligations relating to the 2004 Debentures and 2005 Debentures were settled at various dates throughout the three months ended March 31, 2008 (the “Conversion Dates”) when the holders of the debentures converted the outstanding principal and accrued interest into shares of Ener1’s common stock. On the Conversion Dates, the 2004 Debentures and the 2005 Debentures were no longer treated as derivative liabilities. The fair value of each derivative was marked to market on the date they no longer were accounted for as derivatives and derivative gain or loss was recorded. The balance of the derivative liability and the remaining unamortized discount was then recorded as a contribution to paid in capital on March 31, 2008.

In connection with the settlement of Ener1’s obligations under the 2005 Debentures, Ener1 re-evaluated the derivative treatment for the 2005 Debenture Warrants and concluded that the warrants no longer met the definition of a derivative liability. The fair value of the derivative was marked to market on March 26, 2008, the last conversion date for the 2005 Debentures and a gain on derivative liabilities was recorded. The balance of the derivative liability was then recorded as a contribution to paid in capital on the same date.

A summary of the changes in the balance of the derivative liability as of March 31, 2008 is as follows (in thousands):

			Adjustments
	March 31,	December 31,	for	(Gain)
	2008	2007	Conversion	Loss

2004 Debentures compound derivative	-	4,973	(1,836)	(3,137)	(a)
2005 Debentures compound derivative	-	1,188	(725)	(463)	(a)
2005 Debenture Warrants	-	3,983	(3,647)	(336)	(b)
	$-	$10,144	$(6,208)	$(3,936)

(a)
Ener1’s obligations relating to the 2004 Debentures and 2005 Debentures were settled when the debentures were converted into shares of Ener1’s common stock. As a result, the 2004 Debentures and 2005 Debentures are no longer deemed to be derivatives under SFAS 133 and EITF 00-19. The debenture conversions were recorded at various dates during the three months ended March 31, 2008. Each debenture conversion was valued at fair value on the date of conversion and a corresponding derivative gain or loss was recorded. The remaining derivative liability was recorded as a contribution to paid in capital on such date.

(b)
As a result of the conversion of all the outstanding 2005 Debentures, these warrants were deemed to no longer be derivatives under SFAS 133 and EITF 00-19. The 2005 Debenture Warrants were valued at fair value on March 26, 2008 with a corresponding gain on derivatives. The remaining derivative liability was then recorded as a contribution to paid in capital on such date.

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

The following assumptions of management were used in the lattice valuation model to calculate the fair value of the compound derivatives embedded in the 2005 Debentures on significant conversion dates during the three months ended March 31, 2008 and at December 31, 2007:

	2005 Debentures
	March 31,	December 31,
Assumptions:	2008	2007
The price of Ener1's common stock would increase at a rate commensurate with the cost of equity, with a short-term volatility of:	90%	100%
Percent likelihood that Ener1 would not be in default of its obligations under the registration rights agreement relating to the 2005 Debentures:	95%	95%
Percent likelihood that an event of default or a fundamental change would occur, increasing over time:	1%	5%
Reset events projected to occur with a weighted average adjustment factor of:	0.999	0.990
Percent likelihood that Ener1 would force the conversion of the 2005 Debentures if the Ener1 common stock price reached $10.50:	95%	95%
The holders of the 2005 Debentures would convert the 2005 Debentures if the registration rights agreement was effective, Ener1 was not in default under the 2005 Debentures and Ener1's common stock price was:	$5.95	$8.75
Ener1 would redeem the 2005 Debentures following the third anniversary of the issue date if Ener1's common stock price reached:	$5.95	$7.00
Percent likelihood that Ener1 would be able to obtain alternative financing that would enable it to redeem the 2005 Debentures:	95%	10%
Percent likelihood that Ener1's common stock would be listed on an exchange and meet the volume requirements set forth in the 2005 Debentures, increasing quarterly 10% to a maximum of 90%:	30%	20%

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

Note 7 - Debt

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

The warrants to purchase 2,285,715 shares of common stock had an exercise price of $17.57 per share at the issuance date, subject to adjustment. As of June 30, 2008, the adjusted exercise price was $8.89 per share. The warrants are exercisable at any time through January 21, 2014.

Ener1’s obligations under the 2004 Debentures were partially secured by collateral, including land, building and battery production equipment owned by Ener1 Battery and used by EnerDel. As a result of the conversion of all outstanding 2004 Debentures, all security interests in the property of the Company securing the Company’s obligations under the 2004 Debentures were terminated.

Ener1 has been accounting for the conversion option in the 2004 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19. The terms of the 2004 Debentures included several features that Ener1 was required to account for as derivatives. These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15. Upon completion of conversion, the compound embedded derivative liabilities were treated as a contribution to paid in capital.

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

The 2005 Debenture Warrants were divided into Series A and Series B. The Series A warrants to purchase 609,643 shares of common stock had an exercise price of $8.05 per share at the issuance date, subject to adjustment; as of June 30, 2008, the adjusted exercise price was $5.25 per share. The Series B warrants to purchase 406,429 shares of common stock had an exercise price of $8.75 per share at the issuance date, subject to adjustment; as of June 30, 2008, the adjusted exercise price was $5.60 per share. The warrants are exercisable at any time through March 11, 2010.

As a result of Ener1’s failure to meet certain milestone requirements in the 2005 Debentures, the holders of the 2005 Debentures had a security interest in all of the EnerDel common stock owned by Ener1. As a result of the conversion of all outstanding 2005 Debentures, all security interests in the property of Ener1, including pledges of Ener1’s ownership in EnerDel common stock, securing Ener1’s obligations under the 2005 Debentures were terminated.

Ener1 has been accounting for the conversion option in the 2005 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19. The terms of the 2005 Debentures included several features that Ener1 was required to account for as derivatives. These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15. Upon completion of conversion, the compound embedded derivative liabilities were treated as a contribution to paid in capital.

Note 8 - Redeemable Preferred Stock

EnerDel Series A Redeemable Preferred Stock

In October 2004, a subsidiary of Delphi purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase Ener1 common stock for an aggregate purchase price of $8,000,000.

The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of 8.25%, which is payable in cash annually on December 31st. The dividends are cumulative. Payment of dividends had been restricted by the terms of the 2004 Debentures and 2005 Debentures, which the Series A Preferred Stock was subordinate to. As a result of the conversion of all of the 2004 and 2005 Debentures, payment of dividends is no longer restricted.

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

The following are the components of Series A Preferred Stock as of June 30, 2008 (in thousands):

EnerDel
Series A
Face value	$8,000
Less initial fair value of warrant derivative	(4,620)
Less initial fair value of conversion option	(1,183)
Fair value at date of issue	2,197
Accumulated accretion of discounts	5,136
Cumulative dividends	2,440
Carrying value as of June 30, 2008	$9,773

On July 11, 2008, Ener1 and Delphi entered into a Restructuring and Exchange Agreement (the “Agreement”) under which Ener1 and Delphi will restructure their respective equity participations in EnerDel. See Note 17 - Subsequent Events.

Note 9 - Related Party Transactions

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

Two of the Company’s directors, Dr. Peter Novak and Mike Zoi, collectively beneficially own 31% of the outstanding common stock of Ener1 Group, which owns approximately 62% of the outstanding common stock of the Company.

Significant transactions with Ener1 Group are approved by the independent members of Ener1’s Board of Directors.

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

The Group Notes were subordinated to the rights of the holders of the 2004 and 2005 Debentures. Once Ener1's obligations under the 2004 and 2005 Debentures have been satisfied, the Group Notes can be converted, at Ener1 Group’s option, into shares of Ener1’s common stock at a conversion price of $3.50 per share.

In connection with the satisfaction of Ener1’s obligations under the 2004 and 2005 Debentures, Ener1 Group converted the $11,960,000 of outstanding principal and $1,884,717 in accrued interest into 3,955,634 shares of Ener1’s common stock on March 26, 2008.

As an inducement for Ener1 Group’s conversion of the Group Notes, Ener1 issued 142,858 warrants with an exercise price of $5.95 per share to Ener1 Group. The warrants are exercisable at any time through March 26, 2013. Ener1 used the Black-Scholes pricing model to value the warrants with a risk-free interest rate of 1.78%, the current stock price, at the date of issuance, of $5.60 per share, the exercise price of the warrants of $5.95 per share, the term of five years and volatility of 127.64%. The fair value of the warrants of $550,000 has been recorded to interest expense as an inducement to convert debt on March 26, 2008.

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

No entry was made to record the value of the conversion feature because the ability of the holder to convert was contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which was considered outside the holders’ control. As a result of the conversion of the outstanding principal under the 2004 and 2005 Debentures, effective March 26, 2008, the contingency over the conversion feature was resolved and the intrinsic value of the conversion feature at the date of issuance of $3,608,000 has been recorded as a credit to paid in capital.

The unamortized discount related to the fair value of the warrants and the beneficial conversion feature, as of March 26, 2008, of $5,249,997 and $3,608,000, respectively, was recorded to interest expense in accordance with EITF 00-27.

Note 10 - Stock Issuances during the Six Months Ended June 30, 2008

During the six months ended June 30, 2008, Ener1 issued the following shares of common stock, as adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008:

•	1,815,583 shares for the conversion of $9,753,000 in principal and accrued interest related to the 2004 Debentures,

•	442,158 shares for the conversion of $2,136,000 in principal and accrued interest related to the 2005 Debentures,

•	3,955,634 shares for the conversion of $13,845,000 in principal and accrued interest related to the Group Notes,

•	5,657,149 shares for the exercise of warrants at $5.25 per share related to the November 2007 equity placement,

•	224,651 shares for the exercise of 228,641 employee stock options with exercise prices ranging from $1.61 to $2.10 per share,

•	17,559 shares issued to an unrelated third party for debt issuance related to the Equipment Lease Agreement, valued at $105,000.

Note 11 - Comprehensive Income or Loss and Foreign Currency Translation

In accordance with SFAS No. 130, Reporting Comprehensive Income, Ener1 is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. A consolidated statement of changes in stockholders’ equity and comprehensive income has been presented as Ener1 has components of other comprehensive income, such as foreign currency translation adjustments.

The functional currency for EnerDel (Japan), Inc. is the Japanese yen. Accordingly, assets and liabilities are translated at the rates of exchange at the balance sheet date and equity accounts at historical exchange rates. Income and expense items of this subsidiary are translated at average monthly rates of exchange. The resulting translation gains or losses are included in comprehensive income as a component of stockholders’ equity as “effects of exchange rates on consolidation” and totaled approximately $38,000 in losses for the three months ended June 30, 2008 and $23,000 in losses for the six months ended June 30, 2008. The EnerDel (Japan) subsidiary was formed in the fourth quarter of 2007. As a result, there is no gain or loss from effects of exchange rates on consolidation prior to January 1, 2008.

Note 12 - Stock-Based Compensation

At June 30, 2008, Ener1 had eight stock-based employee, executive, director, advisory board and consultant compensation plans.

Valuation and Expense Information under SFAS 123R

Ener1 recorded share-based compensation costs of $1,489,000 and $512,000 for the six months ended June 30, 2008 and 2007, respectively.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through December 31, 2007 and are adjusted annually to reflect actual forfeiture experience as needed. Included in the stock-based compensation cost of $1,489,000 is $330,000 in adjustments to reflect Ener1’s actual forfeiture rates and experience.

In connection with the adoption of SFAS 123R, Ener1 estimates the fair value of each stock option on the date of grant using a Black-Scholes pricing model, applying the following assumptions, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term
The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in SAB Topic 14.D.2, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate
Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through June 30, 2008 was 4.0%.

Expected Volatility
Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The weighted-average expected volatility used during the period options were granted was 122.6%.

Expected Dividend Yield
Ener1 does not intend to pay dividends in the foreseeable future on its common stock. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

Stock Options

The number of options and the weighted average option price noted below have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008. A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of June 30, 2008 is as follows:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value
Outstanding at December 31, 2007	4,658,644	$2.94	5.8	$13,289,766

Granted	281,795	$4.97
Exercised	(228,641)	$1.82
Forfeited or expired	(279,719)	$2.62
Cancelled	(71,429)	$2.17
Outstanding at June 30, 2008	4,360,650	$3.16	5.5	$18,598,627

Exercisable at June 30, 2008	2,596,725	$3.14	5.7	$11,119,251

On January 15, 2008, in connection with his election to the Board of Directors of Ener1, a new director received options to purchase 42,858 shares of common stock at an exercise price of $5.18 per share. These options will vest one-third per year over three years. The fair value of these options on the date of grant using Black-Scholes was computed as $142,710 and, in accordance with SFAS 123R, will be expensed over the vesting period of three years.

On February 18, 2008, Ener1 granted options to an employee to purchase 42,858 shares of common stock at an exercise price of $7.49 per share. These options vest 21,428 on the date of grant and 21,429 in February 2009. The fair value of these options on the date of grant using Black-Scholes was computed as $170,400 and in accordance with SFAS 123R, $85,200 was immediately expensed on the date of grant and $85,200 will be expensed over the remaining vesting period.

In April 2008, Ener1 granted options to two employees to purchase 57,144 shares of common stock at an exercise price of $6.02 per share. These options vest one-third per year over three years. The fair value of these options on the date of grant using Black-Scholes was computed as $197,000 and, in accordance with SFAS 123R, will be expensed over the vesting period of three years.

During the six months ended June 30, 2008, Ener1 granted performance based options to several employees to purchase 67,505 shares of common stock at exercises prices ranging from $4.83 to $6.02 per share. These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met. Upon achievement of the performance criteria, the options will become earned and will vest one third per year over a three year period. The fair value of these options on the date of grant using Black-Scholes was computed as $211,087, and in accordance with SFAS 123R will be expensed over the vesting period of three years.

During the six months ended June 30, 2008, Ener1 granted options to two employees to purchase 71,430 shares of common stock at an exercise price of $2.17 per share. These options vest in October 2009. The fair value of these options on the date of grant using Black-Scholes was computed as $241,405, and in accordance with SFAS 123R, will be expensed over the vesting period.

During the six months ended June 30, 2008, employees exercised 228,641 “cashless” options with exercise prices ranging from $1.61 to $2.10 per share. Ener1 issued 224,651 shares pursuant to such cashless exercise. The total intrinsic value of these options on the date of exercise was $1,256,000.

During the six months ended June 30, 2008, options to purchase 279,719 shares issued to various employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

During the six months ended June 30, 2008, options to purchase 71,429 were cancelled and were not accompanied by a concurrent grant (or offer to grant) a replacement award held by an executive in connection with the amendment to an employment agreement. In accordance with SFAS 123R, the previously unrecognized compensation cost was recognized into expense on the cancellation date.

As of June 30, 2008, there was $3,440,013 of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

Note 13 - Warrants

The number of warrants and the weighted average price noted below have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008. A summary of the changes in warrants outstanding as of June 30, 2008 is as follows:

Warrants	Number of Warrants	Weighted Average Price	Average Remaining Term in Years	Intrinsic Value
Outstanding and Exercisable at December 31, 2007	32,102,009	$3.99	3.3	$67,659,235

Granted	142,858	$5.95
Exercised	(5,657,149)	$5.25
Forfeited or expired	(2,571,429)	$5.25
Surrendered	-	-
Outstanding and Exercisable at June 30, 2008	24,016,289	$3.58	3.9	$100,117,300

During the six months ended June 30, 2008, Ener1 issued 142,858 warrants with an exercise price of $5.95 per share to Ener1 Group as an inducement to convert all the outstanding Group Notes. The warrants are exercisable at any time through March 2013. The fair value of the warrants was $550,000 and was recorded to interest expense as an inducement to convert debt.

In connection with Ener1’s equity private placement in November 2007, 8,228,578 warrants with an exercise price of $5.25 and an expiration date of May 19, 2008 were issued. Through the expiration date, 5,657,149 warrants were exercised resulting in cash proceeds to the Company of $29.7 million. The remaining 2,571,429 warrants expired unexercised on May 19, 2008.

Note 14 - Earnings per Share

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

Share and per share data for the three and six months ended June 30, 2007 have been retroactively adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect of including them would have been antidilutive:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Stock options that were not in the money	92,860	4,477,143	92,860	4,477,143
Warrants that were not in the money	2,901,105	17,216,000	2,901,105	17,216,000
Plus shares from assumed conversion of convertible securities:
2004 Debentures	-	2,962,429	-	2,962,429
2005 Debentures	-	2,540,143	-	2,540,143
Convertible Group Notes	-	3,417,143	-	3,417,143
Total options, warrants and convertible securities excluded from weighted average shares	2,993,965	30,612,858	2,993,965	30,612,858

Note 15 - Segment Information

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, establishes standards for reporting information about segments. This standard requires segmentation based on Ener1’s internal organization and reporting of revenue and operating income based on internal accounting methods. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

As of June 30, 2008, Ener1 is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced lithium-ion batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

The following table provides segment financial information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales:
Battery	$429	$-	$512	$-
Fuel Cell	8	79	22	118
Total net sales	$437	$79	$534	$118

Net income (loss):
Corporate	(473)	(17,001)	(6,352)	(18,404)
Battery	(5,417)	6,128	(10,282)	1,588
Fuel Cell	(1,494)	1,644	(4,014)	427
Nanotechnology	(438)	743	(902)	186
Net income (loss)	$(7,822)	$(8,486)	$(21,550)	$(16,203)

Corporate allocations:
Corporate	(2,180)	(3,848)	(6,881)	(7,496)
Battery	1,630	2,786	4,595	5,409
Fuel Cell	428	750	1,895	1,453
Nanotechnology	122	312	391	634
Net income (loss)	$-	$-	$-	$-

	June 30,	December 31,
	2008	2007
Assets:
Corporate	37,803	26,090
Battery	11,692	4,665
Fuel Cell	449	497
Nanotechnology	62	49
Total assets	$50,006	$31,301

Ener1 reports proceeds from grants as a reduction of research and development expense. Proceeds from grants were $2,327,000 and $117,000 in the six months ended June 30, 2008 and 2007, respectively.

Note 16 - Commitments and Contingencies

Litigation

Ener1 receives communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of Ener1’s products infringe the patent rights of other third parties. Ener1 cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows. As of June 30, 2008, there were no material pending legal proceedings.

Note 17 - Subsequent Events

On July 11, 2008, Ener1 and Delphi entered into a Restructuring and Exchange Agreement (the “Agreement”) under which Ener1 and Delphi will restructure their respective equity participations in EnerDel. Upon consummation Delphi will transfer to Ener1 its equity interest in EnerDel, including its EnerDel Series A Preferred Stock and will relinquish its right to appoint a member to the Board of Directors of EnerDel. In exchange, Ener1 will transfer to Delphi 2,857,413 shares of Ener1 common stock and $8,000,000 in cash and will revise the exercise price for certain warrants held by Delphi exercisable into 750,000 shares of Ener1 common stock from $7.00 to $5.25 per share (the “Consideration”). In addition, upon payment of the Consideration to Delphi, all accrued and unpaid dividends on the Series A Preferred Stock will be deemed to have been paid in full.

Prior to entering into the Agreement, Ener1 requested a fairness opinion with respect to the Consideration given, from a financial point of view. The fees incurred to obtain this opinion have been capitalized as of June 30, 2008 and will become part of the purchase price allocation when the transaction is consummated. On July 31, 2008, the Federal Bankruptcy Court overseeing Delphi’s Chapter 11 case approved the Agreement. Consummation of the transaction occurred on August 12, 2008.

Ener1’s Board of Directors and majority shareholder unanimously approved an increase in the number of shares of authorized common stock from 135,714,286 to 150,714,286 which become effective on August 12, 2008.

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

Overview

We have three business lines which we conduct through our three operating subsidiaries. EnerDel, an 80.5% owned subsidiary which is 19.5% owned by Delphi Corporation, (“Delphi”) develops lithium-ion batteries for automotive, military and other industrial uses. EnerFuel, a wholly-owned subsidiary, develops fuel cell products and services. NanoEner, also a wholly-owned subsidiary, develops technologies, materials and equipment for nanomanufacturing.

In July 2008, we entered into an agreement with Delphi to restructure our respective ownership interests in EnerDel. The terms of the Agreement include, but are not limited to, Delphi transferring its equity interest in EnerDel to Ener1, including its EnerDel Series A Preferred Stock. In exchange, we will transfer to Delphi 2,857,413 shares of Ener1 common stock, $8,000,000 in cash and reduce the exercise price of certain warrants held by Delphi to $5.25 per share. All accrued and unpaid dividends on the EnerDel Series A Preferred stock will be deemed paid in full upon payment of the foregoing consideration. On July 31, 2008, the Federal Bankruptcy Court overseeing Delphi’s Chapter 11 case approved the Agreement. Consummation of the transaction occurred on August 12, 2008.

Currently, we generate minimal revenue from sales of Ener1’s products. Substantially all of our planned products are still under development. We will require significant capital to continue our product development activities in order to commercialize our technology.

We have developed a lithium-ion battery for hybrid electric vehicles (“HEVs”) that we believe has significant competitive advantages because of its safety, power and other performance characteristics. In particular, our battery chemistry, which uses lithium titanate for the anode material, does not experience thermal problems that sometimes occur in lithium-ion batteries used in consumer electronics. Our HEV battery cell was developed under an ongoing program with the United States Advanced Battery Consortium (“USABC”). The USABC is a consortium of the three largest U.S. automobile manufacturers -- Ford, General Motors and Chrysler, with funding provided by the U.S. Department of Energy (“DOE”).

We are also developing a lithium titanate battery for plug-in hybrid electric vehicles (“PHEVs”) under an award from the DOE which is expected to be managed by the USABC. In addition, we are currently delivering pre-production lithium-ion battery packs for an electric vehicle (“EV”) for Think Global SA (“Think”), which we expect to begin shipping in December 2008. The first generation battery for this electric vehicle uses a hard carbon anode which we intend to replace with lithium titanate when the next generation battery is developed.

The major automotive companies have discussed and/or announced plans to introduce lithium-ion batteries in HEVs and PHEVs with varying dates. Extensive additional testing and evaluation by the automotive industry is required before the lithium-ion battery technology is adopted. Our HEV lithium-ion batteries are undergoing extensive testing, the results of which are evaluated by our prospective customers and the USABC.

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

Results of Operations

While we had no significant sales or gross profit in the six months ended June 30, 2008, sales increased $416,000 from $118,000 for the six months ended June 30, 2007 to $534,000 for the six months ended June 30, 2008. The primary cause for the increase is due to EnerDel’s revenue for prototypes under the Think supply agreement.

Six Months Ended June 30, 2008

Net income (loss). We reported a net loss of $21,550,000 for the six months ended June 30, 2008; an increase of $5,347,000, or 33%, when compared to a net loss of $16,203,000 for the six months ended June 30, 2007. The increase in net loss was due to an increase in interest expense of $4,464,000, an increase in net research and development expenses of $3,762,000, and an increase in general and administrative expenses of $617,000. These increases in expenses have been partially offset by an increase in the gain on derivative liabilities of $2,433,000 and a decrease in warrant modification expense of $583,000.

Losses from operations. We reported losses from operations of $12,974,000 for the six months ended June 30, 2008, an increase of $3,447,000, or 36%, when compared to losses from operations of $9,527,000 for the six months ended June 30, 2007. The increase in operating losses was attributable to increases in general and administrative expenses of $617,000 and net research and development expenses of $3,762,000. These increases were partially offset by a decrease in warrant modification expense of $583,000. We had no significant sales from continuing operations during the six months ended June 30, 2008 or 2007.

General and administrative (“G&A”) expenses. G&A increased $617,000, or 15%, to $4,761,000 for the six months ended June 30, 2008, compared to $4,144,000 for the six months ended June 30, 2007. This increase was due to an increase in advertising and trade show expenses of $281,000, an increase in facilities related expenses of $202,000, an increase in salary and employee benefits, including stock based compensation, expenses of $127,000, and an increase in licensing fees directly related to the listing of our common stock on the American Stock Exchange of $101,000. These increases have been partially offset by a decrease of $150,000 in legal and professional fees.

Research and development (“R&D”) expenses, net. Our net R&D expenses were $8,449,000 and $4,687,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of $3,762,000, or 80%. The increase was due to an increase in salaries and related benefits of $2,243,000, an increase in outside services related to the production of prototypes of $716,000, an increase in travel expenses of $267,000, an increase in facilities related expenses of $177,000 and an increase in production materials of $89,000, net of reimbursements.

We report proceeds from cost-share R&D contracts that we enter into with the USABC, the Office of Naval Research (“ONR”) and the Florida Hydrogen Initiative (“FHI”) as a reduction of research and development expenses. Billings under contracts were $2,327,000 and $117,000 during the six months ended June 30, 2008 and 2007, respectively, an increase of $2,210,000, which partially offsets the increases in R&D expenses.

R&D expenses for the six months ended June 30, 2008 included $5,896,000 of expenses incurred in connection with our battery business which is net of proceeds of $2,327,000, $2,088,000 of expenses incurred in connection with our fuel cell business, and $465,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for the six months ended June 30, 2007 included $3,091,000 of expenses incurred in connection with our battery business which is net of proceeds of $117,000, $1,184,000 of expenses incurred in connection with our fuel cell business, and $412,000 of expenses incurred in connection with our nanotechnology business.

Interest expense. Interest expense was $11,625,000 and $7,161,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of $4,464,000, or 62%. The increase was primarily due to the non-cash interest expenses recorded in connection with Ener1 Group’s conversion of the convertible notes into shares of common stock.

Gain on derivative liabilities. Gain on derivative liabilities increased $2,433,000 from $1,503,000 for the six months ended June 30, 2007 to $3,936,000 for the six months ended June 30, 2008. The increase was associated with marking to market the value of the embedded derivatives on the date that the financial instruments were converted or changed in status.

Liquidity and Capital Resources

At June 30, 2008, we had working capital of $32,308,000. Our available cash at June 30, 2008 was $34,020,000. We used $12,638,000 of cash for operating activities during the six months ended June 30, 2008, which was funded through our available cash.

We currently have $14,699,000 in commitments to purchase equipment. As of June 30, 2008, we have expended, in cash, $7,909,000 towards this commitment comprised of $1,154,000 in capital expenditures and $6,755,000 in equipment deposits and restricted cash. The restricted cash is in the form of letters of credit issued by a financial institution guaranteeing our performance under the purchase commitment. The restricted cash is held in interest bearing accounts and automatically renews in 90 day increments unless we change the terms. The letters of credit will expire at various times throughout 2008.

In May 2008, we executed a $7 million master equipment lease agreement, with an unrelated third party, to lease equipment for use in our lithium-ion battery production. The lease has a term of three years and a stated interest rate of 10%. We have an option to purchase the equipment at the end of the lease at the lower of fair market value or 10% of the original cost. Upon approval of the initial draw we issued 17,559 shares of Ener1 common stock valued at $105,000 to the unrelated third party. We are further committed to issue $42,857 of common stock for each additional $1 million drawn under the agreement up to a maximum of $300,000 of Ener1 common stock. Our obligation under the initial draw will become effective when the equipment is delivered. At such time, the equipment deposits and restricted cash will: (i) partially reduce the liability associated with the lease, (ii) be refunded to us and restricted cash released or (iii) a combination of both.

We moved our corporate headquarters to New York in May 2008 in preparation for our listing on the American Stock Exchange, which was effective May 8, 2008, under the ticker symbol “HEV.” We entered into a sub-lease agreement for our former corporate offices in Fort Lauderdale, Florida for a cash savings of approximately $330,000 over the original lease term.

On April 14, 2008, we announced a reverse stock split of Ener1’s common stock at a ratio of one share for every seven shares held. The reverse split was effective on April 24, 2008, at which time our existing shareholders received one share of Ener1’s common stock for every seven shares which they then held. We also approved a reduction of authorized shares in the same ratio as the reverse split. Prior to effecting the split, we had 950,000,000 authorized common shares and 695,411,696 common shares issued and outstanding. After effecting the reverse split, we had 135,714,286 authorized common shares and 99,344,528 common shares issued and outstanding. On April 24, 2008, we filed an amendment to our Certificate of Incorporation to effect the reverse split of all of the outstanding shares of common stock at a ratio of one-for-seven.

On July 22, 2008, we mailed an information statement to our shareholders regarding the actions approved by the Board of Directors and majority shareholder. Ener1’s Board of Directors unanimously approved, on April 14, 2008, the proposed amendment to the Articles of Incorporation to increase the number of shares of authorized common stock from 135,714,286 shares to 150,714,286 shares. The increase in the authorized shares became effective on August 12, 2008.

The following share and per share data have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

During the first quarter of 2008, holders of the 2004 and 2005 Debentures converted the remaining outstanding principal and accrued interest of $9,753,000 and $2,136,000, respectively into 2,257,741 shares of common stock at conversion prices ranging from $4.83 to $5.46 per share. The original principal amount at inception of the 2004 Debentures and the 2005 Debentures was $20,000,000 and $14,225,000, respectively, with stated maturity dates of January 2009 and March 2009, respectively.

Also during the first quarter of 2008, Ener1 Group converted the outstanding principal and accrued interest of $13,845,000 into 3,955,634 shares of Ener1’s common stock at a conversion price of $3.50 per share. The original principal amount at inception was $11,960,000 with maturity in the second quarter of 2009. As an inducement to convert debt, we issued 142,858 warrants to Ener1 Group with an exercise price of $5.95 per share. The warrants are exercisable at any time through March 2013. The fair value of the warrants, using a Black-Scholes pricing model, of $550,000 was recorded to interest expense during the three months ended March 31, 2008.

In connection with our equity private placement in November 2007, we issued 8,228,578 warrants with an exercise price of $5.25 and an expiration date of May 19, 2008. Through the expiration date, 5,657,149 warrants were exercised resulting in cash proceeds of $29.7 million. The remaining 2,571,429 warrants expired unexercised on May 19, 2008.

We believe that our operating activities are fully funded for at least the next twelve months at our present level of spending. At June 30, 2008, our balance sheet has improved and is almost debt free with the exception of our redeemable preferred stock, which has been surrendered by Delphi in connection with the restructuring of our ownership interests in EnerDel. The security interests in our assets that were granted in favor of the 2004 and 2005 Debenture holders have been released as a result of settlement in the form of conversions to common stock. We expect to receive approximately $6 million from existing cost-sharing contracts which will reduce our R&D expenses in 2008. This frees up cash for operations which we plan to invest in our future business plans.

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

Recently Issued Accounting Pronouncements and Interpretations

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). This standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 161 will have on its consolidated financial statements.

Off-Balance Sheet Arrangements

At June 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

As of June 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

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

As of June 30, 2008, we were not party to any material pending legal proceedings.

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

3.7	Amendment to Bylaws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant's Current Report on Form 8-K filed April 24, 2008.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed July 22, 2008.

4.1	Form of 5% Senior Secured Convertible Debenture, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.2
Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, dated January 16, 2004, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

4.3
Registration Rights Agreement dated January 16, 2004, by and among the Registrant and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

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

4.10
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Securities Purchase Agreement, dated March 11, 2005, incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.11
Registration Rights Agreement, dated as of March 14, 2005, by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated March 15, 2005.

4.12
From of Warrant to Purchase Common Stock of Ener1, dated December 9, 2004, issued to Merriman Curhan Ford & Co., incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

4.13
Certificate of Designation of Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc., dated October 20, 2004, incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Ener1’s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004.

4.14
Form of Convertible Note issued to Ener1 Group, Inc. on June 30, 2006 and August 30, 2006 for $3,250,000, incorporated by reference to Exhibit 4.16 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

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

4.25
$4,500,000 Convertible Promissory Note issued to Ener1 Group, Inc., dated February 13, 2007, incorporated by reference to Exhibit 4.26 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

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

4.32
Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., dated October 4, 2007, incorporated by reference to Exhibit 4.30 to the Registrant’s Current Report on Form 8-K dated October 4, 2007.

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

10.1	2002 Stock Participation Plan, incorporated by reference to Exhibit C of the Registrant's Schedule 14A filed on April 15, 2002, SEC File No. 000-21138.

10.2	2002 Non-Employee Director Stock Participation Plan, incorporated by reference to Exhibit D of the Registrant’s Schedule 14A filed on May 15, 2002, SEC File No. 000-21138.

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

10.9
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

10.11
EnerDel, Inc. Formation, Subscription and Stockholders’ Agreement entered into by and between Delphi Automotive Systems LLC and Ener1, Inc., dated as of October 20, 2004, incorporated by reference to Ener1, Inc.’s Form 8-K filed on October 26, 2004.

10.12
Form of Subscription Agreement dated as of October 15, 2004, by and between Ener1, Inc. and various investors for the purchase of 150,000 shares of Ener1, Inc.’s Series B 7% Convertible Preferred Stock, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

10.13
Lease Agreement dated October 20, 2004 between Ener1 Battery Company and EnerDel, Inc., incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.16
License Agreement by and between Delphi Technologies, Inc. and EnerDel, Inc., incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.19
Ener1 Daughter Enterprise with Foreign Investments of Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc., incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.23
Transition Services Agreement dated as of October 20, 2004, entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc., incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.36
Purchase Agreement dated January 5, 2007, by and among Ener1 Group, Inc., Ener1, Inc., and Credit Suisse Securities (USA) LLC, incorporated herein by reference to Exhibit 10.01 to Registrant’s current report on Form 8-K dated January 8, 2007.

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

10.39
Commercial Lease between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.40
Purchase Money Financing Agreement for Additional Improvements between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007, incorporated herein by referenced to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.41
Supply Agreement, dated October 15, 2007, by and between EnerDel, Inc. and Think Global of Oslo, Norway, incorporated herein by reference to Exhibit 10.50 to Registrant’s Form 8-K dated October 15, 2007.

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

ENER1, INC.

Dated: August 13, 2008	by:	/s/ Dr. Peter Novak
Dr. Peter Novak
Chief Executive Officer, Director (Principal Executive Officer)

Dated: August 13, 2008	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)