Form 10-Q
period 2008-09-30
ENER1 INC
filed 2008-11-13
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File Number 0-21138
ENER1, INC.
(Exact name of registrant as specified in its charter)

Florida	59-2479377
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1540 Broadway, Suite 25C
New York, New York 10036
(Address of principal executive offices) (Zip Code)

(212) 920-3500
(Registrant’s telephone number, including area code)

500 West Cypress Creek Road, Suite 100
Fort Lauderdale, Florida 33309
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
Yes ☐ No ☐

APPLICABLE TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 7, 2008
Common Stock, par value $0.01 per share	112,872,287

ENER1, INC.

Form 10-Q for the Quarter Ended September 30, 2008

INDEX

		Page

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of
	September 30, 2008 and December 31, 2007	3

	Unaudited Consolidated Statements of Operations
	for the three and nine months ended September 30, 2008 and 2007	4

	Unaudited Consolidated Statement of Stockholders’ Equity (Deficit) and
	Comprehensive Loss for the nine months ended September 30, 2008	5

	Unaudited Consolidated Statements of Cash Flows
	for the nine months ended September 30, 2008 and 2007	6

	Notes to Unaudited Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits	33

	Signatures	40

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$18,652	$24,826
Accounts receivable	2,519	102
Inventory	356	-
Prepaid expenses and other current assets	1,359	608
Due from related parties	1	94
Total current assets	22,887	25,630

Property and equipment, net	12,675	4,287
Equipment deposits	2,902	-
Deferred debenture and note costs net of amortization of $0 and $5,596, respectively	-	835
Goodwill	23,158	-
Other	268	549
Total assets	$61,890	$31,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$5,382	$3,798
Capital lease obligations, current portion	1,157	-
Notes payable, short-term	-	315
Derivative liabilities	-	10,144
Total current liabilities	6,539	14,257

Capital lease obligations, less current portion	2,995	-
Convertible notes, advances and accrued interest due to related party, net of discounts of $0 and $5,250, respectively	-	8,315
2004 senior convertible debentures, net of discount of $0 and $3,597, respectively	-	6,037
2005 senior convertible debentures, net of discount of $0 and $940, respectively	-	1,141
Total liabilities	9,534	29,750
Redeemable preferred stock
EnerDel, Inc. Series A Preferred, $0.01 par value, 500,000 shares authorized, liquidation preference $8,000. Shares issued and outstanding; 0 and 8,000, respectively	-	8,577

Minority interest	-	-
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.01 par value, 150,714,286 shares authorized, 107,711,725 and 92,597,178 issued and outstanding, respectively (1)	1,077	925
Paid in capital	322,016	233,702
Accumulated deficit	(270,711)	(241,653)
Accumulated other comprehensive income (loss)	(26)	-
Total stockholders' equity (deficit)	52,356	(7,026)
Total liabilities and stockholders' equity (deficit)	$61,890	$31,301

(1)	The shares of common stock authorized, issued and outstanding have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$39	$48	$573	$167
Cost of sales	-	-	-	-
Gross profit	39	48	573	167

Operating expenses:
General and administrative	2,400	1,674	7,161	5,818
Research and development, net	6,070	3,642	14,519	8,330
Warrant modification expense	-	-	-	583
Depreciation and amortization	261	134	559	365
Total operating expenses	8,731	5,450	22,239	15,096
Loss from operations	(8,692)	(5,402)	(21,666)	(14,929)

Other income (expense):
Interest expense	(105)	(4,192)	(11,730)	(11,353)
Interest income	93	-	341	-
Equity in loss of EnerStruct, Inc.	-	-	-	(40)
Other	-	28	61	(7)
Gain on derivative liabilities	-	(512)	3,936	991
Total other income (expense)	(12)	(4,676)	(7,392)	(10,409)

Loss before income taxes	(8,704)	(10,078)	(29,058)	(25,338)
Income taxes	-	-	-	-
Net loss before minority interest	(8,704)	(10,078)	(29,058)	(25,338)
Minority interest	(299)	(513)	(1,495)	(1,456)
Net loss	(9,003)	(10,591)	(30,553)	(26,794)
Preferred stock dividends	-	(537)	-	(1,581)
Net loss attributable to common shareholders	$(9,003)	$(11,128)	$(30,553)	$(28,375)

Net loss per share:
basic and diluted	$(0.08)	$(0.16)	$(0.30)	$(0.44)

Weighted average shares outstanding: (1)
basic and diluted	106,353	68,678	100,601	65,098

(1)	Share and per share data for the three and nine months ended September 30, 2007 have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
and
COMPREHENSIVE LOSS
(Unaudited)
(In thousands except share data)

					Accumulated	Total
					Other	Stockholders'
	Common Stock		Paid In	Accumulated	Comprehensive	Equity
	Shares (1)	Amount	Capital	Deficit	Loss	(Deficit)
Balance December 31, 2007	92,597,178	$925	$233,702	$(241,653)	$-	$(7,026)

Comprehensive loss:
Net loss (including preferred dividends payable to minority interest owner charged to paid in capital)	-	-	(1,495)	(29,058)	-	(30,553)
Effects of exchange rates on consolidation	-	-	-	-	(26)	(26)
Total comprehensive loss						(30,579)
Shares issued for exercise of warrants	5,682,981	57	29,643	-	-	29,700
Shares issued for exercise of employee stock options	343,489	3	599	-	-	602
Shares issued for debt origination costs	17,559	-	105	-	-	105
Shares issued for conversions of senior debentures	2,257,741	23	12,068	-	-	12,091
Shares issued for conversions of Ener1 Group convertible notes	3,955,634	40	13,805	-	-	13,845
Acquisition of minority interest in EnerDel	2,857,143	29	22,745	-	-	22,774
Reduction in derivative liability related to conversion of senior debentures	-	-	6,208	-	-	6,208
Acceleration of discount related to conversion of senior debentures	-	-	(3,974)	-	-	(3,974)
Intrinsic value of beneficial conversion feature for Ener1 Group convertible notes	-	-	3,608	-	-	3,608
Warrants issued to related party in connection with inducement to convert debt	-	-	550	-	-	550
Redemption of EnerDel Series A Preferred Stock	-	-	2,073	-	-	2,073
Stock-based compensation expense	-	-	2,379	-	-	2,379
Balance September 30, 2008	107,711,725	$1,077	$322,016	$(270,711)	$(26)	$52,356

(1)	The shares of common stock issued and outstanding as of December 31, 2007 has been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities:
Net loss	$(30,553)	$(26,794)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,936)	(991)
Minority interest in losses and preferred dividends of consolidated subsidiary	1,495	1,456
Accretion of discounts on debentures and notes	9,420	5,503
Non-cash interest expense related to financing costs	940	1,104
Non-cash interest expense related to convertible notes and advances from related party	279	884
Non-cash inducements for debt conversions and equity investments	753	583
Depreciation	559	365
Stock-based compensation expense	2,379	1,311
Stock for EnerStruct	-	40
Loss on disposal of equipment	-	10
Changes in certain operating assets and liabilities:
Increase in accounts receivable	(2,417)	(32)
Increase in inventory	(356)	-
Increase in prepaid expenses and other current assets	(711)	(186)
Decrease (increase) in other assets	164	(108)
Increase (decrease) in accounts payable and accrued expenses	1,933	(2,041)
Changes in current assets, liabilities and other, net	171	882
Net cash used in operating activities	(19,880)	(18,014)

Investing activities:
Capital expenditures	(4,787)	(390)
Equipment deposits	(2,897)	-
Legal fees for acquisition of minority interest	(547)	-
Cash proceeds from sale of assets	-	74
Net cash used in investing activities	(8,231)	(316)

Financing activities:
Proceeds from convertible notes and advances from related party, net of costs	-	5,195
Proceeds from exercise of warrants	29,700	5,206
Proceeds from exercise of options	602	-
Proceeds from sale of stock, net of costs	-	9,862
Redemption of EnerDel Series A Preferred Stock	(8,000)	-
Repayment of notes payable and bank installment loan	(315)	(435)
Net cash provided by financing activities	21,987	19,828

Effect of exchange rate changes on cash and cash equivalents	(50)	-
Net (decrease) increase in cash and equivalents	(6,174)	1,498
Cash and cash equivalents - beginning balance	24,826	291
Cash and cash equivalents - ending balance	$18,652	$1,789

See notes to unaudited consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities

Cash paid during the year for:
Interest	$164	$3,863
Income taxes	-	-

Non-cash investing and financing activities:
Shares issued for conversion of senior debentures	$11,715	$731
Shares issued for conversion of convertible notes	11,960	-
Shares issued for conversion of senior debentures interest	174	-
Shares issued for conversion of convertible notes interest	1,885	-
Shares issued for inducement to convert senior debentures	203	-
Shares issued for debt origination	105	-
Shares issued in connection with EnerStruct	-	933
Shares issued for acquisition of minority interest	22,429	-
Warrant modification in connection with acquisition of minority interest	345	-
Reduction in accounts payable in connection with acquisition of minority interest	163	-
Redemption of EnerDel Series A Preferred Stock	2,073	-
Cashless exercise of options and warrants	-	1
Borrowings pursuant to capital lease obligations	4,152	-
Reduction in derivative liability related to conversion of senior debentures	6,208	-
Acceleration of discount related to conversion of senior debentures	(3,974)	-
Beneficial conversion value recognized in connection with convertible notes	3,608	-
Warrants issued in connection with the conversion of convertible notes	550	-
Warrants issued in connection with the issuance of debt	-	3,236
Warrants issued in connection with settlement of leasehold	-	18
Notes payable issued in connection with settlement of leasehold	-	509
Notes payable issued in connection with purchased research and development	-	370
Reduction of accounts payable for stock and notes payable	-	399
Reduction of advances for exercise of warrants	-	4,700
Accrued dividends on preferred stock	-	800
Accretion of discount on preferred stock	-	781

See notes to unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements for Ener1, Inc. (“Ener1” or the “Company”) include all adjustments, consisting of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Actual results and outcomes may differ from management’s estimates and assumptions.

On April 24, 2008, Ener1 effected a 1 for 7 reverse stock split of its common stock. All share related information for prior periods has been adjusted throughout this Form 10-Q on a retroactive basis to reflect the effects of the reverse stock split.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits entities to choose to measure financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 must be applied prospectively, and the effect of the first re-measurement to fair value, if any, should be reported as a cumulative effect adjustment to the opening balance of retained earnings. The Company adopted SFAS No. 159 on January 1, 2008 and no election was made since the Company did not maintain any financial assets or financial liabilities at such time.

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

Note 2 – Nature of the Business

Ener1 is a Florida corporation, founded in 1985. In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in the Company and owns approximately 60% of the outstanding common stock of the Company as of September 30, 2008. Effective August 12, 2008, the authorized number of common shares increased to 150,714,286.

The Company operates in three primary lines of business conducted through its wholly-owned operating subsidiaries: (i) EnerDel develops lithium-ion (“Li-ion”) batteries for automotive, military and other industrial uses, (ii) EnerFuel develops fuel cell products and services and (iii) NanoEner develops technologies, materials and equipment for nano-manufacturing.

Note 3 – Acquisition of Minority Interest

On August 12, 2008, Ener1 acquired the 19.5% remaining interest in its EnerDel subsidiary from Delphi Corporation (“Delphi”). The aggregate purchase price consisted of 2,857,143 shares of Ener1 common stock and a revised exercise price of certain warrants held by Delphi, from $7.00 per share to $5.25 per share (the “Consideration”). In exchange for the Consideration, Delphi transferred to Ener1 its equity interest in EnerDel and relinquished its right to appoint a member to the Board of Directors of EnerDel.

The aggregate purchase price was valued at $23,158,000, including $22,429,000 for the shares of Ener1 common stock based on the closing price reported by the American Stock Exchange on the date of acquisition, $345,000 for the revised exercise price of certain warrants held by Delphi and $384,000 in direct costs of the acquisition. Ener1 has initially allocated the purchase price to goodwill in the amount of $23,158,000 which has been assigned to the battery segment, in accordance with SFAS No. 141, Business Combinations. The goodwill will subsequently be accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

The allocation of the purchase price was based on preliminary estimates. Ener1 is in the process of obtaining third-party valuations of certain assets and in-process research and development; thus, the allocation of the purchase price is subject to refinement. The final valuation is expected to be completed no later than one year from the date of acquisition and any future changes in the value of the assets acquired will be offset by a corresponding change in goodwill.

Note 4 – Accounts Receivable and Cost Sharing Arrangements

At September 30, 2008, the accounts receivable balance was comprised of $2,501,000 relating to cost-sharing arrangements and $18,000 relating to the sale of engineering services. At December 31, 2007, the accounts receivable balance was comprised of $102,000 relating only to the sale of engineering services.

Ener1 generally recognizes proceeds from cost-sharing arrangements with federal government agencies as a reduction of research and development expenses and revenue from cost-sharing arrangements with commercial entities using the percentage of completion method. To date, these cost-sharing arrangements have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses, as opposed to cost of sales.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, Ener1 recognizes revenue from the sublease of the former corporate offices on a gross basis since Ener1 is the primary obligor in the arrangement and bears the credit risk. Sublease income for the nine months ended September 30, 2008 totaled approximately $30,000 and has been recorded to net sales in the accompanying unaudited statements of operations.

Note 5 – Inventory

Inventory is stated at lower of cost or market, with cost determined under the first-in, first-out method. Ener1 reviews inventory on hand and writes down excess and slow-moving inventory based on an assessment of future demand. At September 30, 2008, inventory consisted of purchased raw materials for the production of Li-ion batteries for automotive uses.

Note 6 - Capital Lease Obligations

In May 2008, Ener1 entered into a $7 million equipment lease agreement, with an unrelated third party, for an initial term of one year, renewable upon mutual consent. Under the terms of the agreement, Ener1 may lease newly acquired equipment to be used in connection with the manufacturing of Li-ion batteries. Installation, construction and other non-equipment costs are excluded from this financing agreement.

In accordance with the equipment lease agreement Ener1 issued 17,559 shares of common stock valued at $105,000 upon the receipt of an unconditional commitment letter from the lessor which was recorded to interest expense. Ener1 is also required to issue additional shares of Ener1 common stock in the amount of $42,857 for each $1 million drawn under the $7 million equipment lease agreement up to a maximum aggregate of $300,000 of Ener1 common stock.

At September 30, 2008, Ener1 is obligated under capital leases for certain machinery and production equipment totaling $4,152,000. The lease bears interest at a rate of 10% with a three year term. Ener1 has the option to purchase the equipment at the end of the lease at fair market value or 10% of the original cost, whichever is lower. Assets under capital leases are recorded as part of property and equipment in the accompanying unaudited consolidated balance sheet. Future minimum lease payments over the life of these leases are $4,726,000, of which $574,000 represents interest.

Subsequent to September 30, 2008, Ener1 incurred $1,044,000 in additional capital lease obligations, pursuant to the same terms and conditions referenced above for the purchase of equipment.

In October 2008, Ener1 issued 22,173 shares of common stock, valued at $162,000 in connection with the $4,152,000 lease and 5,196 shares of common stock, valued at $41,000, are scheduled to be issued in connection with the $1,044,000 lease.

Note 7 - Derivatives

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

A summary of the changes in the balance of the derivative liability as of March 31, 2008 is as follows (in thousands):

			Adjustments
	March 31,	December 31,	for	(Gain)
	2008	2007	Conversion	Loss

2004 Debentures compound derivative	$-	$4,973	$(1,836)	$(3,137	) (a)
2005 Debentures compound derivative	-	1,188	(725)	(463	) (a)
2005 Debenture Warrants	-	3,983	(3,647)	(336	) (b)
	$-	$10,144	$(6,208)	$(3,936)

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

Note 8 - Debt

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

The warrants to purchase 2,285,715 shares of common stock had an exercise price of $17.57 per share at the issuance date, subject to adjustment. As of September 30, 2008, the adjusted exercise price was $8.83 per share. The warrants are exercisable at any time through January 21, 2014.

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

The 2005 Debenture Warrants were divided into Series A and Series B. The Series A warrants to purchase 609,643 shares of common stock had an exercise price of $8.05 per share at the issuance date, subject to adjustment; as of September 30, 2008, the adjusted exercise price was $5.25 per share. The Series B warrants to purchase 406,429 shares of common stock had an exercise price of $8.75 per share at the issuance date, subject to adjustment; as of September 30, 2008, the adjusted exercise price was $5.60 per share. The warrants are exercisable at any time through March 11, 2010.

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

Note 9 – Redeemable Preferred Stock

EnerDel Series A Redeemable Preferred Stock

In October 2004, Delphi purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase Ener1 common stock for an aggregate purchase price of $8,000,000.

In August 2008, in connection with the purchase of the remaining 19.5% interest in EnerDel, the Series A Preferred Stock was redeemed from Delphi for $8,000,000 in cash and a gain on early extinguishment of $2,073,000 was recorded to paid in capital in accordance with EITF Issue No. 86-32, Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock, as the redemption feature was not solely within the control of Ener1 or Delphi. The gain was calculated as the difference between the carrying amount of the Series A Preferred Stock of $10,073,000 and the cash paid for redemption of $8,000,000. Upon payment of the $8,000,000, all accrued and unpaid dividends on the Series A Preferred Stock were deemed to be paid in full.

Note 10 – Related Party Transactions

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

Two of the Company’s directors, Charles Gassenheimer and Dr. Peter Novak, beneficially own 10% and 16%, respectively, of the outstanding common stock of Ener1 Group, which owns approximately 60% of the outstanding common stock of the Company as of September 30, 2008.

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

In March 2008, as an inducement for Ener1 Group’s conversion of the Group Notes, Ener1 issued 142,858 warrants with an exercise price of $5.95 per share to Ener1 Group. The warrants are exercisable at any time through March 26, 2013. Ener1 used the Black-Scholes pricing model to value the warrants with a risk-free interest rate of 1.78%, the current stock price, at the date of issuance, of $5.60 per share, the exercise price of the warrants of $5.95 per share, the term of five years and volatility of 127.64%. The fair value of the warrants of $550,000 has been recorded to interest expense as an inducement to convert debt on March 26, 2008.

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

Note 11 – Stock Issuances during the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2008, Ener1 issued the following shares of common stock, as adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008:

• 1,815,583 shares for the conversion of $9,753,000 in principal and accrued interest related to the 2004 Debentures;
• 442,158 shares for the conversion of $2,136,000 in principal and accrued interest related to the 2005 Debentures;
• 3,955,634 shares for the conversion of $13,845,000 in principal and accrued interest related to the Group Notes;
• 5,682,981 shares for the exercise of 5,725,007 warrants with exercise prices ranging from $3.50 to $5.60 per share;
• 343,489 shares for the exercise of 347,479 employee stock options with exercise prices ranging from $0.70 to $7.63 per share;
• 17,559 shares issued to an unrelated third party in accordance with the equipment lease agreement, valued at $105,000; and
• 2,857,143 shares issued to Delphi for the acquisition of the remaining interest in the EnerDel subsidiary valued at $22,429,000.

Note 12 - Comprehensive Income or Loss and Foreign Currency Translation

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

The functional currency for EnerDel Japan, Inc. is the Japanese yen. Accordingly, assets and liabilities are translated at the rates of exchange at the balance sheet date and equity accounts at historical exchange rates. Income and expense items of this subsidiary are translated at average monthly rates of exchange. The resulting translation gains or losses are included in comprehensive income as a component of stockholders’ equity as “effects of exchange rates on consolidation” and totaled approximately $3,000 in losses for the three months ended September 30, 2008 and $26,000 in losses for the nine months ended September 30, 2008. The EnerDel Japan subsidiary was formed in the fourth quarter of 2007 to continue Ener1’s Japanese operations in pursuit of technology development and marketing opportunities for Li-ion batteries in Japan. As a result, there is no gain or loss from effects of exchange rates on consolidation prior to January 1, 2008.

Note 13 – Stock-Based Compensation

At September 30, 2008, Ener1 had eight stock-based employee, executive, director, advisory board and consultant compensation plans. In August 2008, the Board of Directors of Ener1 approved the amendment of the stock-based plans to provide for the acceleration of unvested stock options in the event of a corporate restructuring wherein the current shareholders of Ener1 would cease to have a greater than 50% interest in the surviving entity.

Valuation and Expense Information under SFAS 123R

Ener1 recorded share-based compensation costs of $2,379,000 and $512,000 for the nine months ended September 30, 2008 and 2007, respectively.

As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through December 31, 2007 and are adjusted annually to reflect actual forfeiture experience as needed. Included in the stock-based compensation cost of $2,379,000 is $539,000 in adjustments to reflect Ener1’s actual forfeiture rates and experience for vested awards.

In connection with the adoption of SFAS 123R, Ener1 estimates the fair value of each stock option on the date of grant using a Black-Scholes pricing model, applying the following assumptions, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term
The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “simplified method” described in SAB 110, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-Free Interest Rate
Ener1 based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term. The weighted-average risk-free interest rate used through September 30, 2008 was 3.9%.

Expected Volatility
Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to January 2002 do not reflect the ongoing business valuation of Ener1’s operations. The weighted-average expected volatility used during the period options were granted was 114.8%.

Expected Dividend Yield
Ener1 does not intend to pay dividends in the foreseeable future on its common stock. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

Stock Options

The number of options and the weighted average price noted below have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008. A summary of the changes in the stock options outstanding under all of the Company’s stock option plans described above as of September 30, 2008 is as follows:

Options	Number of Options	Weighted Average Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2007	4,658,644	$2.94	5.8	$13,289,766

Granted	338,940	$5.19
Exercised	(347,479)	$1.81
Forfeited or expired	(240,433)	$2.88
Cancelled	(150,001)	$1.88
Outstanding at September 30, 2008	4,259,671	$3.25	4.7	$19,435,050

Exercisable at September 30, 2008	2,549,274	$3.18	4.7	$11,805,112

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

In September 2008, Ener1 granted options to an employee to purchase 10,000 shares of common stock at an exercise price of $5.76 per share. These options vest one-third per year over three years. The fair value of these options on the date of grant using Black-Scholes was computed as $31,500 and, in accordance with SFAF 123R, will be expensed over the vesting period of three years.

During the nine months ended September 30, 2008, Ener1 granted performance based options to several employees to purchase 114,650 shares of common stock at exercise prices ranging from $4.83 to $7.20 per share. These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met. Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period. The fair value of these options on the date of grant using Black-Scholes was computed as $375,000, and in accordance with SFAS 123R will be expensed over the vesting period of three years.

During the nine months ended September 30, 2008, Ener1 granted options to two employees to purchase 71,430 shares of common stock at an exercise price of $2.17 per share. These options vest in October 2009. The fair value of these options on the date of grant using Black-Scholes was computed as $241,405, and in accordance with SFAS 123R, will be expensed over the vesting period.

During the nine months ended September 30, 2008, employees exercised 347,479 “cashless” options with exercise prices ranging from $0.70 to $7.64 per share. Ener1 issued 343,489 shares of common stock pursuant to such cashless exercise. The total intrinsic value of these options on the date of exercise was $1,802,000.

During the nine months ended September 30, 2008, options to purchase 240,433 shares of common stock that were issued to various employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

During the nine months ended September 30, 2008, options to purchase 150,001 shares of common stock were cancelled and were not accompanied by a concurrent grant (or offer to grant) a replacement award. In accordance with SFAS 123R, the previously unrecognized compensation cost was recognized into expense on the cancellation date.

As of September 30, 2008, there was $2,955,000 of total unrecognized compensation cost related to the stock options granted under the Company’s stock option plans. That cost is expected to be recognized over a weighted-average period of three years.

Note 14 - Warrants

The number of warrants and the weighted average price noted below have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008. A summary of the changes in warrants outstanding as of September 30, 2008 is as follows:

Warrants	Number of Warrants	Weighted Average Price	Average Remaining Term in Years	Intrinsic Value

Outstanding and Exercisable at December 31, 2007	32,102,009	$3.99	3.3	$67,659,235

Granted	142,858	$5.95
Exercised	(5,725,007)	$5.25
Forfeited or expired	(2,571,429)	$5.25
Surrendered	-	-
Outstanding and Exercisable at September 30, 2008	23,948,431	$3.52	3.9	$109,473,505

In April 2008, Ener1 issued 142,858 warrants with an exercise price of $5.95 per share to Ener1 Group as an inducement to convert all the outstanding Group Notes. The warrants are exercisable at any time through March 2013. The fair value of the warrants was $550,000 and was recorded to interest expense as an inducement to convert debt.

In connection with Ener1’s equity private placement in November 2007, 8,228,578 warrants with an exercise price of $5.25 and an expiration date of May 19, 2008 were issued. Through the expiration date, 5,657,149 warrants were exercised resulting in cash proceeds to the Company of $29,700,000. The remaining 2,571,429 warrants expired unexercised on May 19, 2008.

During the three months in the quarter ended September 30, 2008, warrant holders exercised 67,858 “cashless” warrants with exercise prices ranging from $3.50 to $5.60 per share. Ener1 issued 25,832 shares of common stock pursuant to such cashless exercise.

In connection with the acquisition of 19.5% remaining interest in the EnerDel subsidiary, the exercise price of 750,000 warrants held by Delphi was revised from $7.00 per share to $5.25 per share. The fair value of the warrant modification was $345,000 and was recorded as part of the estimated purchase price allocation to goodwill.

Note 15 – Earnings per Share

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

Share and per share data for the three and nine months ended September 30, 2007 have been retroactively adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock options that were not in the money	-	742,537	-	742,537
Warrants that were not in the money	2,901,105	6,182,898	2,901,105	6,182,898
Plus shares from assumed conversion of convertible securities:
2004 Debentures	-	3,092,622	-	3,092,622
2005 Debentures	-	2,425,442	-	2,425,442
Convertible Group Notes	-	3,417,143	-	3,417,143
Total options, warrants and convertible securities
excluded from weighted average shares	2,901,105	15,860,642	2,901,105	15,860,642

Note 16 – Segment Information

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

As of September 30, 2008, Ener1 is organized based upon the following segments: battery, fuel cell and nanotechnology. The battery business develops and markets advanced Li-ion batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

The following table provides segment financial information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales:
Corporate	$30	$-	$30	$-
Battery	6	24	518	25
Fuel Cell	3	24	25	$142
Total net sales	$39	$48	$573	$167

Net loss:
Corporate	(301)	1,474	(6,653)	(1,938)
Battery	(6,990)	(8,123)	(17,272)	(17,353)
Fuel Cell	(1,263)	(3,020)	(5,277)	(5,499)
Nanotechnology	(449)	(922)	(1,351)	(2,004)
Net income (loss)	$(9,003)	$(10,591)	$(30,553)	$(26,794)

Corporate allocations:
Corporate	(2,243)	4,660	(9,124)	12,156
Battery	1,798	(3,197)	6,393	(8,606)
Fuel Cell	327	(1,116)	2,222	(2,569)
Nanotechnology	118	(347)	509	(981)
Net income (loss)	$-	$-	$-	$-

	September 30,	December 31,
	2008	2007
Assets:
Corporate	19,202	26,090
Battery	42,090	4,665
Fuel Cell	455	497
Nanotechnology	143	49
Total assets	$61,890	$31,301

Ener1 reports proceeds from grants as a reduction of research and development expense. Proceeds from grants were $3,075,000 and $350,000 in the nine months ended September 30, 2008 and 2007, respectively.

Note 17 – Commitments and Contingencies

Litigation

Ener1 may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of Ener1’s products infringe the patent rights of other third parties. Ener1 cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows. As of September 30, 2008, there were no material pending legal proceedings.

Note 18 – Subsequent Events

On October 24, 2008, Ener1 acquired, through the purchase of two intermediate holding companies, approximately 83% of the capital stock of Enertech International, Inc., (“Enertech”), a Korean based manufacturer of Li-ion battery cells. The aggregate purchase price consisted of $600,000 in cash, 5,000,000 shares of Ener1 common stock and warrants to purchase 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and expire in October 2010.

The aggregate purchase price was valued at $43,671,000, including $36,825,000 for the shares of Ener1 common stock based on the average closing price of Ener1’s common stock over the 5 day period before and after the terms of the acquisition was announced, $6,246,000 for the warrants using a Black-Scholes valuation model and $600,000 in cash. The acquisition is considered significant as defined by SEC rules and regulations. Ener1 is in the process of preparing the financial statements for the 2007 and 2006 calendar years as well as the nine months ended September 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America, which, when completed, will be filed in a Form 8-K with the SEC, no later than January 9, 2009. Ener1 is in the process of obtaining third-party valuations for acquired assets.

The acquisition is intended to expand the production capabilities and accelerate the expansion of EnerDel’s operations. Enertech owns a 200,000 square foot manufacturing facility and Li-ion battery manufacturing equipment located in South Korea. Enertech, through its United States based subsidiary, Emerging Power, Inc., leases 11,000 square feet of office, battery pack assembly and warehousing space in Hackensack, New Jersey.

Ener1 has agreed to file a registration statement covering the shares as well as the shares issuable upon exercise of the warrants within 75 days of the closing and to use commercially reasonable efforts to cause the registration statements to become effective within 45 days of filing.

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

BUSINESS OVERVIEW AND RECENT DEVELOPMENTS

We have three business lines which we conduct through our wholly-owned operating subsidiaries: (i) EnerDel develops lithium-ion (“Li-ion”) batteries for automotive, military and other industrial uses, (ii) EnerFuel develops fuel cell products and services and (iii) NanoEner develops technologies, materials and equipment for nano-manufacturing.

In August 2008, we took full ownership of our EnerDel subsidiary by acquiring the 19.5% remaining interest held by Delphi Corporation, (“Delphi”). As part of the restructuring of the equity participation, Delphi transferred to us its equity interest in EnerDel and relinquished its right to appoint a member to the Board of Directors of EnerDel. In exchange, we transferred to Delphi 2,857,143 shares of Ener1 common stock and revised the exercise price of certain warrants held by Delphi exercisable into 750,000 shares of Ener1 common stock from $7.00 per share to $5.25 per share. The purchase price was valued at $23,158,000, including $22,429,000 for the shares of Ener1 common stock based on the closing price on the date of acquisition, $345,000 for the revised exercise price of certain warrants held by Delphi and $384,000 in direct costs of the acquisition.

We have initially allocated the purchase price to goodwill in the amount of $23,158,000 which has been assigned to the battery segment, in accordance with SFAS No. 141, Business Combinations. The goodwill will subsequently be accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. The allocation of the purchase price was based on preliminary estimates. We are in the process of obtaining third-party valuations of certain assets and in-process research and development; thus, the allocation of the purchase price is subject to refinement. The final valuation is expected to be completed no later than one year from the date of acquisition and any future changes in the value of the assets acquired will be offset by a corresponding change in goodwill.

In October 2008, we acquired approximately 83% of the capital stock of Enertech International, Inc., (“Enertech”); a Korean based manufacturing facility of Li-ion batteries for $600,000 cash, 5,000,000 shares of Ener1’s common stock and warrants to purchase 2,560,000 shares of Ener1’s common stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and expire in October 2010.

The aggregate purchase price was valued at $43,671,000, including $36,825,000 for the shares of Ener1 common stock based on the average closing price of Ener1’s common stock over the 5 day period before and after the terms of the acquisition was announced, $6,246,000 for the warrants using a Black-Scholes valuation model and $600,000 in cash. Ener1 is in the process of obtaining third-party valuations for acquired assets.

The acquisition is intended to expand our production capabilities and accelerate the expansion of our EnerDel operations. Enertech owns a 200,000 square foot manufacturing facility and Li-ion battery manufacturing equipment located in South Korea. Enertech, through its United States based subsidiary, Emerging Power, Inc., leases 11,000 square feet of office, battery pack assembly and warehousing space in Hackensack, New Jersey.

Ener1 has agreed to file a registration statement covering the shares as well as the shares issuable upon exercise of the warrants within 75 days of the closing and to use commercially reasonable efforts to cause the registration statements to become effective within 45 days of filing.

EnerDel
Our EnerDel subsidiary, located in Indianapolis, Indiana, develops Li-ion batteries for automotive, military and other industrial uses. We have developed a Li-ion battery for hybrid electric vehicles (“HEVs”) that we believe has significant competitive advantages because of its safety, power and other performance characteristics. In particular, our battery chemistry, which uses lithium titanate for the anode material, does not experience thermal problems that sometimes occur in Li-ion batteries used in consumer electronics.

EnerDel is an active participant in the United States Advanced Battery Consortium (“USABC”), a consortium of the three largest U.S. automobile manufacturers: Ford, General Motors and Chrysler. The USABC works closely with Detroit automakers and others to accelerate the commercial development of new automotive battery technology. Our HEV battery cells have been developed under an ongoing program with the USABC with funding provided by the U.S. Department of Energy (“DOE”). We are also developing a lithium titanate battery for plug-in hybrid electric vehicles (“PHEVs”) under an award from the DOE which is being managed by the USABC.

The major automotive companies have discussed and/or announced plans to introduce Li-ion batteries in HEVs and PHEVs with varying dates. Extensive additional testing and evaluation by the automotive industry is required before the Li-ion battery technology is adopted. Our HEV Li-ion batteries are undergoing extensive testing, the results of which are evaluated by our prospective customers and the USABC.

In August 2008, the Indiana Economic Development Corporation granted performance based tax credits up to $7,125,000 and training grants up to $58,000 for EnerDel. The grants are based on EnerDel’s program for potential job creation in Indiana through the year 2012. The offer includes $6,800,000 in Economic Development for a Growing Economy (“EDGE”) tax credits based on the creation of new jobs and up to $325,000 in possible tax credits under the Hoosier Business Investment Tax Credit Program.

In September 2008, EnerDel was awarded $5,495,000 in research and development contracts with the Department of Defense to create advanced battery solutions for military applications and $984,000 in research and development contracts with the DOE to develop high energy batteries for hybrid buses.

Since 2007, we have been working with Think Global AS of Oslo, Norway (“Think”), an automotive manufacturer, to develop prototype samples for a Li-ion battery for an electric vehicle (“EV”) pursuant to a $70 million Supply Agreement (the “Supply Agreement”). The first generation battery for this EV used a hard carbon anode. Our research and development spending has accelerated as we move towards meeting the delivery milestones under the Supply Agreement. We have installed and demonstrated a fully functional Li-ion battery pack in Think’s EV at our manufacturing facility in Indianapolis, Indiana and in-vehicle testing has begun in Norway. The integration of the battery pack was completed ahead of schedule and the successful completion of this milestone indicates we are on track to meet volume production under the Supply Agreement. In October 2008, we received a $34,000,000 purchase order for production for the first year under the Supply Agreement. The purchase order is subject to meeting final deliverables including technical and mileage accumulation tests as well as legal documentation. Currently, our activities are beginning to shift from prototype development to manufacturing and production of our Li-ion batteries.

We are also expanding capacity in anticipation of producing commercial quantities of our Li-ion battery. We have extended the lease for our Indianapolis, Indiana facility for an additional five years through February 2017 and entered into a new lease for 31,000 square feet of manufacturing space in Noblesville, Indiana through July 2013 with an option to extend for an additional five years. The Noblesville facility will be used primarily for battery pack assembly and there is an option to purchase the facility as well as the adjacent land through September 2009.

EnerFuel
Our EnerFuel subsidiary, located in West Palm Beach, Florida, produces fuel cell products and provides fuel cell related technical services. Like a battery, a fuel cell is an electrochemical power generator that converts chemical potential energy into electricity. We are working on developing a hydrogen fuel cell range extender for PHEVs and have successfully created a high temperature fuel cell stack which will be incorporated into an electric vehicle for testing by the end of 2008. Other planned products are in early stages of development and completion of prototypes will require additional time, effort and funding.

NanoEner
Our NanoEner subsidiary, located in Fort Lauderdale, Florida, has built prototype equipment that utilizes our proprietary vapor deposition and solidification (“VDS”) process for depositing materials onto battery electrodes as part of the battery cell manufacturing process. NanoEner is developing electrodes produced using this process for testing during 2008 and is still in the research and development phases. Our planned products are still under development and will require significant capital to continue our development activities.

Other Developments
On April 14, 2008, we announced a reverse stock split of Ener1’s common stock at a ratio of one share for every seven shares held and approved the reduction in authorized shares at the same ratio as the split. Prior to the split, we had 950,000,000 authorized common shares and 695,411,696 common shares issued and outstanding. After the split, we had 135,714,286 authorized common shares and 99,344,528 common shares issued and outstanding. The reverse split was effective on April 24, 2008 when we filed an amendment to our Certificate of Incorporation.

Ener1’s Board of Directors unanimously approved, on April 14, 2008, the proposed amendment to the Articles of Incorporation to increase the number of shares of authorized common stock from 135,714,286 shares to 150,714,286 shares. The increase in the authorized shares became effective on August 12, 2008.

We moved our corporate headquarters to New York in May 2008 in preparation for our listing on the American Stock Exchange, which became effective May 8, 2008, under the ticker symbol “HEV.” We entered into a sub-lease agreement for our former corporate offices in Fort Lauderdale, Florida for a cash savings of approximately $330,000 over the original lease term which expires in February 2010.

On August 19, 2008, the Board of Directors of Ener1 appointed Charles Gassenheimer as the Chief Executive Officer of Ener1 in addition to his role as Chairman of the Board. Mr. Gassenheimer will receive no additional compensation for this added responsibility. Simultaneously, Dr. Peter Novak resigned as Chief Executive Officer of Ener1 and was appointed to the position of Chief Technology Officer of Ener1. Dr. Novak will remain as a member of the Board of Directors of Ener1 and retain his title as President of Ener1.

Ener1 appointed Mark D’Anastasio to the Board of Directors in August 2008. Mr. D’Anastasio is not currently serving on any committees and will not receive any board fees or other compensation for his services other than reimbursement for travel related expenses to attend meetings. Mike Zoi resigned from the Board of Directors of Ener1 in August 2008 and Anthony Castano was appointed as Treasurer of Ener1 at the same time.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

While we had no significant sales or gross profit in the nine months ended September 30, 2008, sales increased $406,000 from $167,000 for the nine months ended September 30, 2007 to $573,000 for the nine months ended September 30, 2008. The primary cause for the increase is due to EnerDel’s revenue from Li-ion battery packs pursuant to the Think Supply Agreement.

Net income (loss). We reported a net loss of $30,553,000 for the nine months ended September 30, 2008; an increase of $3,759,000, or 14%, when compared to a net loss of $26,794,000 for the nine months ended September 30, 2007. The increase in net loss was due to an increase in loss from operations of $6,737,000 which has been partially offset by an increase in gains on derivative liabilities of $2,945,000.

Loss from operations. We reported a loss from operations of $21,666,000 for the nine months ended September 30, 2008 an increase of $6,737,000, or 45%, when compared to a loss from operations of $14,929,000 for the nine months ended September 30, 2007. The increase in operating loss is primarily attributable to the increases in net research and development expenses of $6,189,000 or 74% and general and administrative expenses of $1,343,000 or 23%. These increases have been partially offset by a decrease in warrant modification expense of $583,000.

General and administrative (“G&A”) expenses. G&A increased $1,343,000, or 23%, to $7,161,000 for the nine months ended September 30, 2008, compared to $5,818,000 for the nine months ended September 30, 2007. The increase was due to an increase in advertising and trade show expenses of $427,000, an increase in facilities related expenses of $272,000, an increase in legal and professional fees of $268,000, an increase in fees directly related to the listing of our common stock on the American Stock Exchange of $150,000, and an increase in salary and employee benefits, including stock based compensation, expenses of $130,000.

Research and development (“R&D”) expenses, net. Our net R&D expenses were $14,519,000 and $8,330,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $6,189,000, or 74%. The increase was due to an increase in salaries and related benefits of $3,904,000, an increase in outside services related to the production of prototypes of $1,301,000, an increase in travel expenses of $410,000, an increase in facilities related expenses of $303,000 and a decrease in production materials of $24,000, net of reimbursements.

We report proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development expenses. Billings under these contracts were $3,075,000 and $350,000 during the nine months ended September 30, 2008 and 2007, respectively, an increase of $2,725,000, which partially offsets the increases in R&D expenses.

R&D expenses for the nine months ended September 30, 2008 included $10,738,000 of expenses incurred in connection with our battery business which is net of proceeds of $2,978,000, $3,013,000 of expenses incurred in connection with our fuel cell business which is net of proceeds of $97,000, and $768,000 of expenses incurred in connection with our nanotechnology business. R&D expenses for the nine months ended September 30, 2007 included $5,787,000 of expenses incurred in connection with our battery business which is net of proceeds of $260,000, $1,918,000 of expenses incurred in connection with our fuel cell business which is net of proceeds of $90,000, and $625,000 of expenses incurred in connection with our nano-manufacturing business.

Interest expense. Interest expense was $11,730,000 and $11,353,000 for the nine months ended September 30, 2008 and 2007, respectively, an increase of $377,000, or 3%. The increase was primarily due to the non-cash interest expense recorded in connection with Ener1 Group’s conversion of the convertible notes into shares of common stock.

Gain on derivative liabilities. Gain on derivative liabilities increased $2,945,000 from $991,000 for the nine months ended September 30, 2007 to $3,936,000 for the nine months ended September 30, 2008. The increase was associated with marking to market the value of the embedded derivatives on the date that the financial instruments were converted or changed in status.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

At September 30, 2008, we had working capital of $16,348,000 with available cash on hand of $18,652,000. During the nine months ended September 30, 2008, we experienced a decrease in cash and cash equivalents of $6,174,000 which was funded through our cash on hand and our financing activities.

Operating Activities
We used $19,880,000 in cash for operating activities, comprised of a net loss of $30,553,000 offset by non-cash items of $11,889,000 and a net decrease in certain operating assets and liabilities of $1,216,000. The non-cash items consist primarily of $9,420,000 in accretion of discounts on debentures and notes and $2,379,000 in stock based compensation expense, which is partially offset by the gain on derivative liabilities of $3,936,000. The decrease in certain operating assets and liabilities is primarily due to the increase in accounts receivable of $2,417,000 and an increase in prepaid expenses of $711,000, which is partially offset by the increase in accounts payable of $1,933,000. Our accounts receivable are increasing due to the slow paying nature of certain federal government agencies which our cost sharing arrangements are with.

Investing Activities
Investing activities used $8,231,000 in cash primarily for equipment purchases and deposits. As of September 30, 2008, we have expended $11,836,000 in purchases for plant and equipment comprised of $4,787,000 in capital expenditures, $2,897,000 in equipment deposits and $4,152,000 in leased equipment pursuant to capital leases.

Our equipment is leased under an equipment lease agreement, dated May 2008, with an unrelated third party. Under the terms of the agreement, we have the ability to lease up to $7 million of newly acquired equipment within one year, renewable upon mutual consent. While the lease facility term is one year, the lease term is 36 months. The leased equipment is to be used in connection with the manufacturing of our Li-ion batteries and installation, construction and other non-equipment costs are excluded from the agreement.

As of September 30, 2008, we have leased $4,152,000 of machinery and production equipment at an interest rate of 10%. We have the option to purchase the equipment at the end of the lease at fair market value or 10% of the original cost, whichever is lower. The total minimum payments over the life of leases are $4,726,000, of which $574,000 represents interest. Subsequent to September 30, 2008, we incurred additional capital lease obligations, subject to the same terms and conditions, for the purchase of equipment totaling $1,044,000.

In accordance with the equipment lease agreement we issued 17,559 shares of Ener1 common stock valued at $105,000 upon the receipt of an unconditional commitment letter from the lessor which was recorded to interest expense. We are also required to issue additional shares of Ener1 common stock in the amount of $42,857 for each $1 million drawn under the $7 million equipment lease agreement up to a maximum aggregate of $300,000 of Ener1 common stock. In October 2008, we issued 22,173 shares of Ener1 common stock, valued at $162,000 in connection with the $4,152,000 lease and we are scheduled to issue 5,196 shares of Ener1 common stock, valued at $41,000 in connection with the $1,044,000 lease.

Financing Activities
Financing activities provided $21,987,000 in cash primarily from the exercise of certain warrants which provided $29,700,000 partially offset by $8,000,000 expended for the redemption of EnerDel’s Series A Preferred Stock.

In connection with our equity private placement in November 2007, we issued 8,228,578 warrants with an exercise price of $5.25 and an expiration date of May 19, 2008, on a post-split basis. Through the expiration date, 5,657,149 warrants were exercised resulting in cash proceeds of $29,700,000, on a post-split basis. The remaining 2,571,429 warrants expired unexercised on May 19, 2008, on a post-split basis.

In August 2008, we redeemed the EnerDel Series A Preferred Stock from Delphi for $8,000,000 in cash and all accrued and unpaid dividends on the Series A Preferred Stock were deemed to be paid in full.

Other Activities
During the first quarter of 2008, holders of the 2004 and 2005 Debentures converted the remaining outstanding principal and accrued interest of $9,753,000 and $2,136,000, respectively, into 2,257,741 shares of common stock at conversion prices ranging from $4.83 to $5.46 per share, on a post-split basis. The original principal amount at inception of the 2004 Debentures and the 2005 Debentures was $20,000,000 and $14,225,000, respectively, with stated maturity dates of January 2009 and March 2009, respectively.

Also during the first quarter of 2008, Ener1 Group converted the outstanding principal and accrued interest of $13,845,000 into 3,955,634 shares of Ener1’s common stock at a conversion price of $3.50 per share, on a post-split basis. The original principal amount at inception was $11,960,000 with maturity in the second quarter of 2009. As an inducement to convert debt, we issued 142,858 warrants to Ener1 Group with an exercise price of $5.95 per share, on a post-split basis. The warrants are exercisable at any time through March 2013. The fair value of the warrants, using a Black-Scholes pricing model, of $550,000 was recorded to interest expense during the three months ended March 31, 2008.

Liquidity

We continue to manage our business to minimize the cash outflow from operating activities while we execute our business plan. In addition to our available cash on hand, additional sources of liquidity include committed credit lines for equipment purchases and access to the public debt and equity markets. We continue to balance our cash and financing uses through investment in our planned operations, equipment purchases, acquisition activity and redemption of certain securities. We expect to receive $8,737,000 from our active cost-sharing arrangements through March 2010, which will reduce our future research and development expenses.

Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions and our credit rating. In recent months, the market has experienced significant price and volume fluctuations. To date, we have not experienced any limitations in our ability to access these sources of liquidity.

We are continually monitoring the financial institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds. We diversify our cash and cash equivalents among counterparties to minimize exposure to any one of these entities.

In August 2008, we completed the acquisition of the 19.5% remaining ownership interest in our EnerDel subsidiary. The aggregate purchase price was approximately $23,158,000 and was funded with the issuance of shares in Ener1’s common stock.

In October 2008, we purchased 83% of the capital stock of Enertech for $600,000 cash, 5,000,000 shares of Ener1’s common stock and warrants to purchase 2,560,000 shares of Ener1’s common stock at an exercise price of $7.50 per share. The warrants are immediately exercisable and expire in October 2010. The acquisition with a total preliminary purchase price of $43,671,000 is intended to expand our production capabilities and accelerate the expansion of our EnerDel operations.

We believe we have sufficient capital to continue our planned operations into the second quarter of 2009.  We are utilizing the lease finance markets to fund the purchase of certain production equipment and manufacturing plant assets. Given the current state of the credit markets, we may choose to use equity financing earlier than anticipated to continue the build out of our manufacturing facilities. We need to integrate the Enertech acquisition into our existing operations and it may take time before we realize the business synergies and potential cost savings from this acquisition.  Enertech has adequate operational funding and also has access to facilities in the amount of $8,000,000 for short term working capital and $5,000,000 for equipment from a Korean bank. Additional financing may be required to fund our planned operations beyond the second quarter of 2009 which may be in the form of a capital raise with strategic and financial investors or funding from our controlling shareholder, Ener1 Group, in the form of debt and/or equity instruments.

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

We generally recognize proceeds received from cost sharing arrangements with federal government agencies as a reduction of research and development expenses. We generally recognize revenue from cost sharing arrangements with commercial entities using the percentage of completion method. To date, these contracts have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses as opposed to cost of sales.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize revenue from the sublease of our former corporate offices on a gross basis since we are the primary obligor in the arrangement and we bear the credit risk associate with the arrangement.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This item 3 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 4. Controls and Procedures

As of September 30, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, such disclosure controls and procedures were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.

As of September 30, 2008, we were not party to any material pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following issuances of our securities were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended and Regulation D under the Securities Act:

In August 2008, we issued 2,857,143 shares of common stock in connection with the acquisition of the 19.5% remaining interest in our EnerDel subsidiary.

In October 2008, we issued 5,000,000 shares of common stock and warrants to purchase up to 2,560,000 shares of common stock in connection with the acquisition of approximately 83% of the capital stock Enertech International, Inc. We have agreed to file a registration statement covering the shares as well as the shares issuable upon exercise of the warrants within 75 days of the closing and to use commercially reasonable efforts to cause the registration statement to become effective within 45 days of filing.

Item 4. Submission of Matters to a Vote of Security Holders.

Our majority shareholder approved an amendment to our Articles of Incorporation through action taken by consent and without a meeting to increase the number of authorized shares of our common stock from 135,714,286 shares to 150,714,286 shares. The increase in the authorized shares became effective on August 12, 2008.

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

4.37
Warrant issued to Alpha Class Investments, Ltd., dated October 24, 2008, to purchase 2,560,000 shares of Common Stock of the Registrant at a price per share of $7.50, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008.

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

10.18
License Agreement dated October 20, 2004, by and between Ener1, Inc. and EnerDel, Inc., incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004.

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

10.42
Purchase Agreement, entered into on October 16, 2008, by and between Ener1, Inc. and TVG Asian Communications Fund, L.P. and Rosebud Securities Limited to acquire 83% ownership interest in Enertech International, Inc., incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 30, 2008.

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

ENER1, INC.

Dated: November 13, 2008	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 13, 2008	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)