Form 10-K
period 2008-12-31
ENER1 INC
filed 2009-03-12
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission File Number 0-21138

Ener1, Inc.
(Exact name of registrant as specified in its charter)
FLORIDA	59-2479377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Broadway, Suite 25C
New York, New York 10036
 (Address of principal executive officers) (Zip code)

 (212) 920-3500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, par value $0.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of March 6, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $121,604,000 based on the closing price on that date.  As of March 6, 2009, there were 113,474,085 shares of common stock outstanding.

ENER1, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

INDEX

PART I

Unless the context requires otherwise, references in this report to “Ener1,” “we,” “us,” the “Company” and “our” refer to Ener1, Inc. and its consolidated subsidiaries.

Item 1.    Business

Business Overview

We are primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power (energy storage for utilities and renewable energy such as wind and solar power in addition to battery backup systems for the home), military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  We also conduct research on and develop fuel cells and nano coating processes.

Development of our Business

Company History

Ener1, Inc. (“Ener1”) is a Florida corporation, founded in 1985 and headquartered in New York, New York.  Ener1 Group, Inc., a privately held company ("Ener1 Group"), acquired an 80% stake in our company in early 2002 and changed the name from Boca Research to Ener1. At December 31, 2008, Ener1 Group owned approximately 57% of our outstanding common stock and two of our nine directors are affiliated with Ener1 Group.  At December 31, 2008, Bzinfin, S.A., the owner of 66% of the common stock of Ener1 Group, directly owned approximately 2.8% of our outstanding common stock.

Since 2002, we have engaged in research, development and production of lithium-ion batteries.  In October 2004, we acquired an 80.5% interest in the lithium-ion battery operations of Delphi Corporation (“Delphi”) located in Indianapolis, Indiana, and formed EnerDel to conduct our battery development business.  In August 2008, we took full ownership of the EnerDel subsidiary by acquiring the 19.5% interest held by Delphi for 2,857,143 shares of Ener1 common stock.  We also revised the exercise price of certain warrants held by Delphi exercisable into 750,000 shares of Ener1 common stock from $7.00 per share to $5.25 per share.

In 2005, we began working on the development of lithium titanate (“LTO”) based chemistry for HEV batteries under the United States Advanced Battery Consortium (“USABC”) program, a consortium of Ford, General Motors and Chrysler with funding provided by the U.S. Department of Energy (“DOE”).  We are also developing a LTO battery for PHEVs, but with a different cathode material, under an award from the DOE which is being managed by the USABC.

In early 2007, we received independent test results that showed that our battery provided high power capability, charges and discharges rapidly (“C” rate), and performed well in cold temperatures among other positive results. The power C rate and cold temperature characteristics are particularly advantageous for HEVs, whereas PHEVs and EVs require higher energy density to provide longer lasting energy.   Our HEV lithium-ion cells are undergoing extensive testing as we work to improve battery life and high temperature performance, and the results of the tests are being evaluated by our prospective customers and the USABC.  In June 2007, based upon the positive test results, we began a plan to accelerate the effort to commercialize our products.  We developed a working prototype HEV battery pack using the LTO cell.  We installed the pack into an HEV and obtained independent test results in 2008 that our battery outperformed the incumbent nickel metal hydride (NiMH) battery; the pack was installed using the existing limiting software controls associated with the NiMH battery.

In 2007, pursuant to a $70 million Supply Agreement (the “Supply Agreement”) with Think Global AS of Oslo, Norway (“Think”), we began developing a lithium-ion battery pack designed specifically for the Think City electric vehicle.  The first generation battery for this EV uses a hard carbon anode and a mixed oxide cathode.  During 2008, we delivered to Think prototype battery packs and additional battery packs for in-vehicle testing in Norway.

In October 2008, we received a $34,000,000 purchase order from Think under the Supply Agreement.  The purchase order is subject to meeting certain milestones including technical and mileage accumulation tests.  Think announced in December 2008 that it needs additional working capital funding in order to continue production of its vehicles and that it was filing for protection from creditors under Norwegian law. Ener1 Group, our majority shareholder, is one of several lenders who have provided interim financing to Think to allow them to focus their efforts towards the next stages of the restructuring process, which include raising permanent equity capital and returning to volume production.  Ener1 Group has provided approximately $3,573,000 in bridge financing to Think.

In August 2008, the Indiana Economic Development Corporation granted performance based tax credits up to $7,125,000 and training grants up to $58,000 for EnerDel.  The offer includes $6,800,000 in Economic Development for a Growing Economy (“EDGE”) tax credits based on the creation of new jobs and up to $325,000 in possible tax credits under the Hoosier Business Investment Tax Credit Program.  The amount of tax credits that we will receive will depend on the number of jobs we are able to create through the year 2012.

In September 2008, we were awarded $5,495,000 in research and development contracts with the Department of Defense to create advanced battery solutions for military applications and $984,000 in research and development contracts with the DOE to develop high energy batteries for hybrid buses.  We expect to perform and invoice pursuant to these contracts during 2009.

Currently, our activities are beginning to shift from research and development to manufacturing and production of our lithium-ion batteries.  We have invested approximately $30 million in equipment and building improvements to establish cell manufacturing and battery pack assembly capacity in our Indiana facilities.  We have extended the lease for our Indianapolis facility for an additional five years through February 2017 and entered into a new lease with an option to purchase for 31,000 square feet of pack assembly space in Noblesville, Indiana through July 2013

In October 2008, we acquired approximately 83% of the fully diluted capital stock of Enertech International, Inc., (“Enertech”), a Korean based manufacturer of lithium-ion batteries, for $600,000 cash, 5,000,000 shares of Ener1 common stock and warrants to purchase up to 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share.  The warrants are immediately exercisable and expire in October 2010.  The acquisition expands our production capabilities with Enertech’s 200,000 square foot lithium-ion battery manufacturing plant and production equipment located in South Korea.  Enertech, through its United States-based subsidiary, Emerging Power, leases 11,000 square feet of office, battery pack assembly and warehousing space in Hackensack, New Jersey.  On January 6, 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valuated at approximately $2.6 million increasing our ownership, on a fully diluted basis, to 89%.  Enertech has specific expertise in manufacturing flat or prismatic batteries which are used in our battery packs and has been supplying cells, based on EnerDel’s design, to EnerDel for prototype and sample packs used for Think for testing during the last year.

Corporate Developments

During 2007 and 2008, we took steps to improve our balance sheet and improve our public company profile including increasing the liquidity and trading volume of our common stock   In November 2007, we raised $29.4 million in a private placement of common stock to institutional investors.  During 2008, we converted our outstanding Debentures, Notes due to Ener1 Group and outstanding Series B Preferred Stock into Ener1 common stock, and we redeemed the Series A preferred stock for cash.  During 2008, investors in our November 2007 private placement exercised warrants resulting in new capital of $29.7 million. At December 31, 2008, our total assets and stockholders’ equity had increased to $142 million and $103 million, respectively, compared to $31 million and negative $7 million at December 31, 2007.

In April 2008, we completed a 1 for 7 reverse stock split of Ener1’s common stock, and our stock began trading on the American Stock Exchange.   On January 2, 2009, we began trading on the NASDAQ stock market.  To accommodate recent share issuances and to provide additional shares for future capital raises and/or acquisitions, we increased the authorized number of common shares by 40,000,000 shares to 175,714,286 shares.

On December 29, 2008, we entered into a line of credit agreement with Ener1 Group, our majority shareholder, for $30.0 million over a period of 18 months or until we complete a public equity offering, whichever occurs first.  In February 2009, we borrowed $5.0 million from this line of credit.  Our ability to draw on the line of credit is subject to certain conditions and limitations.

On January 7, 2009, we filed a registration statement on Form S-3 to register the resale of the shares issued to the sellers in the Enertech transaction, as well as the shares issuable upon the exercise of the warrants and to register debt and equity securities in an amount of up to $100 million for potential future issuance.  The registration statement became effective on February 5, 2009.

Our Battery Business

Our goal is to become the leading United States-based developer and manufacturer of advanced, safe, high-performance lithium-ion battery systems for EVs, HEVs, and PHEVs.  We also intend to serve the transportation and stationary power market segments in North America, Europe and Asia and the military markets in the United States.  We initially plan to manufacture and assemble our batteries in our United States-based and Korea-based plants, and to increase EnerDel’s global production capacity of cells as required.  Ultimately, we envision a hub-and-spoke model for manufacturing and distribution, basing cell manufacturing in our Indianapolis and Korean facilities and locating pack assembly closer to our customers worldwide to reduce transportation costs.

In the transportation sector, we expect that due to (1) volatility in oil prices; (2) government initiatives to increase fuel efficiency; (3) worldwide efforts to reduce dependence upon foreign oil, and (4) government initiatives to reduce CO2 emissions, demand will grow significantly for EVs, PHEVs, and HEVs over the next 10 years.  We believe that strategic and national security considerations will also play a role in this anticipated trend.  The National Highway Transportation Safety Administration’s (NHTSA) April 2008 report on proposed CAFÉ standards projected that HEVs could rise to 19% of the U.S. market by 2015, from just 2% of the market in 2007.  Further, the United States Congress recently issued guidance to domestic auto manufacturers to accelerate production of new fuel-efficient vehicles, and President Obama has set a goal of having 1 million PHEVs and EVs in the United States by 2015.  In President Obama’s first address to Congress, he stated that he does not want the batteries to be imported from outside the United States underscoring the importance of a domestic source for advanced battery production.

Government Programs Promoting HEVs and Advanced Batteries

We expect that the United States government programs will fund a significant increase in investment in the domestic battery business and related supplier markets, and that we will benefit from these programs as a United States-based manufacturer.

The demand for our product in the transportation and stationary power markets is greatly affected by the price of oil.  According to the Energy Information Administration, domestic oil prices increased to a peak monthly average of $133.88 per barrel in June 2008 compared to $65.49 per barrel in January 2006.  Refiner gasoline prices increased from $1.75 to $3.42 per gallon during this same period.  Subsequently, due in great part to lower worldwide demand, oil and refiner gasoline prices declined to $41.68 per barrel and $1.29 per gallon in January 2009.

Despite the volatility in energy prices, including  the recent decrease in energy prices, the current administration of the United States government has identified energy independence and reduction of greenhouse gasses as critical initiatives, and has approved funding of a number of grant and loan programs that will specifically benefit the transportation and stationary power battery markets.  These programs are specifically targeted at domestic manufacturers of batteries and related suppliers.

In February 2009, the United States government approved a stimulus plan which included $2 billion of grants for the development of advanced battery manufacturing capability.  Under this plan, the DOE's National Energy Technology Laboratory announced that it intends to issue, on behalf of the DOE Office of Energy Efficiency and Renewable Energy (EERE), a Funding Opportunity Announcement entitled the "Automotive Battery Manufacturing Initiative.”  The program will provide grants that support the construction of United States-based battery manufacturing infrastructure for lithium-ion and other advanced batteries used in electric drive vehicles. The program’s goal is to create a domestic battery manufacturing capability to support broad implementation of new hybrid and electric drive vehicles.

In December 2008, we applied for a $480 million loan under the Advanced Technology Vehicle Manufacturing Incentive Program (“ATVM”) to increase our battery manufacturing capacity in Indiana.  We are currently providing additional information to the DOE pursuant to the application process.  The ATVM was created under Section 136 of the Energy Independence and Security Act of 2007.   In addition, there are other loan guarantee programs available under Title XVII of the of the Energy Policy Act of 2005 for projects that reduce air pollutants or man-made greenhouse gas emissions, and that employ new or significantly improved technologies compared to commercial technologies currently in service in the United States.  The guarantee program specifically includes guarantees for production facilities for fuel-efficient vehicles, including HEVs. We have not applied for guarantees under the Title XVII program.

Principal Products

Transportation Products

Our primary transportation products consist of lithium-ion batteries and battery packs for HEVs, PHEVs, EVs and other vehicles such as trucks and buses.  Automotive battery packs consist of multiple battery cells that are combined in a module.  Modules are linked together and controlled by a battery management system that manages the battery pack’s operation and monitors its performance and safety compliance.  EnerDel is an end-to-end solutions provider that develops and manufactures from cells to the completed battery pack.  Automotive manufacturers have particular specifications for different vehicles related to performance, size, form factor and weight.

HEVs are cars that are powered by a combination of a battery-powered electric motor and a combustion engine. HEVs use a gasoline engine as the primary source of propulsion, and battery power during acceleration, for start-stop functions, regenerative braking and in some models for limited electric drive only mode. Well known HEVs include the Toyota Prius and Honda Civic.  The PHEV generally is a hybrid car that runs primarily on battery power and uses the combustion engine for situations where the battery is depleted. The battery can be recharged at an electric outlet at home or at work or other places where access to the electric grid is provided. The most well known PHEV concept car is the Chevrolet Volt, which is expected to be available in late 2010.  The industry estimates that as many as 85% of American drivers drive less than 40 miles per day, and that an affordable 40 mile range PHEV would result in a significant reduction of oil consumption.  EVs are cars that use battery power as the sole source of energy and do not have a combustion engine.  Like PHEVs, the battery is recharged at an electric outlet at home or at work or other places where access to the electric grid is provided.  EVs are currently being designed to travel 70 to 200 miles on battery power before requiring recharging.  The most well known EVs currently being designed are the Think City and Tesla Roadster.  Utility companies are working with automotive companies to develop charging stations that will extend the range of PHEVs and EVs.

PHEV and EV Batteries

Batteries for PHEVs and EVs are high energy density batteries which are designed to provide energy for longer periods, but do not generally have the “burst” power capability of high-rate/high power batteries.  PHEV and EV batteries generally use the same chemistry, but EVs require more cells (capacity and energy) than a PHEV.

We have developed a high energy density battery using a hard carbon anode and a mixed oxide cathode to produce a 26 kWh (kilowatt hour) battery pack for the Think City vehicle.  This pack solution is also being tested by other customers, and a 12 kWh pack with similar architecture has been developed for an in-vehicle PHEV testing program with a European automotive company.  We intend to develop a second generation battery for EVs and PHEVs using LTO that will have many of the advantages of our LTO battery designed for HEVs.  We were awarded a $2.5 million cost-share development contract by the USABC (funded by the DOE) to develop this battery technology.  Under cost sharing arrangements we typically perform work and invoice the agency for 50% of the costs we incur.

Our high energy density cell technology and EV pack design have undergone various performance and safety testing, and lifetime testing is now ongoing.  We believe we are now ready to begin volume manufacturing using this technology upon our receipt of firm purchase orders. The technology has undergone various performance and safety testing, and lifetime testing is now ongoing.

HEV Batteries

We have developed a battery pack system for HEVs which we believe is safer than other lithium-ion battery systems currently under development.  We believe that the safety of battery pack systems will become a critical consideration for automotive manufacturers.  Our HEV battery using LTO chemistry has been designed to provide safe, high power (fast charge and discharge rate) which runs efficiently in a wide temperature range, including cold temperatures.  Our HEV cells do not generate significant heat during periods of high charge and discharge, unlike consumer electronic lithium ion batteries that use graphite anodes and cobalt based cathodes.  We continue to modify and test our chemistry to improve the longevity of the battery, particularly under high temperatures.

We believe that the key advantages of our lithium-ion battery for HEVs include:

•	Safer chemistry related to thermal issues.
•	Power chemistry which is well suited for HEVs.
•	Operational in cold temperatures (-32 degrees Celsius).
•	Suitable charge and discharge characteristics.
•	Performance over a wide temperature range.
•	Design advantages – our batteries have a prismatic design and are flat, rather than wound, offering a more compact design.
•	Low heat generation which results in less expensive vehicle thermal management system costs.
•	Assembly and maintenance advantages because our batteries can be transported and installed at a low state of charge.
•	Domestic capacity (Indiana) near United States-based automotive industry

Battery Packs

We believe that we have a significant product advantage over traditional small cell manufacturers due to our experienced automotive battery pack engineering design team.  We believe that we provide a total systems solution with a plug-and-play battery pack system.  Our design is modular, which makes servicing less complicated, and incorporates safety and cooling features designed into the pack.  We design our own software for battery management, and in cases where volume justifies the expenditure, have the ability to replace circuit board components with integrated circuits.

Other Markets
We believe that our EV battery cells will have adequate energy and power capability at the end of their useful life in automotive applications that will allow them to be used in other industrial applications such as stationary power and military. The following chart indicates some of the potential markets that may be available based on technologies developed for the automotive battery sector:

Battery Categories	Automotive Applications	Other Applications
High Power Battery	HEV (light vehicles, tanks, buses and others)	Power tools, marine motors, load leveling, back-up power (UPS- uninterrupted power supply), auxiliary power and mobility devices
High Capacity Battery	PHEV and EV	Military applications (power vests, Unmanned Aerial Vehicles (UAVs), aerospace, medical applications, load leveling and storage

Stationary Power

Stationary power represents a developing market opportunity for EnerDel. We believe that lithium-ion battery technologies we are developing will have future applications as backup power for homes and use in storing energy for renewable power sources such as wind, solar and geothermal.  Electrical utilities will be able to utilize battery applications to balance demands from the electrical grid, effectively charging batteries during low periods of demand and utilizing them during peak periods.  Effective deployment of this technology could reduce the demand for additional electric generating capacity in the United States and regions around the world.

Military Applications

EnerDel has been awarded three contracts from the Department of Defense (“DOD”) through the federal appropriations process over the last two years. In 2008, we completed work under the first of these contracts with a defense agency, the Office of Naval Research, to develop a lithium-ion battery system for use in asset tracking applications.  We are currently working on three development contracts for batteries for asset tracking and Unmanned Aerial Vehicle (UAV) applications totaling approximately $5.5 million with the DOD. These contracts were signed in September 2008 and the work is expected to be completed and billed during 2009.

Our low voltage battery pack design is intended to power transmitters and receivers used in asset tracking applications.  Engineering samples of this product have been developed and successfully passed extensive testing programs.  Based on the testing data, we believe this product can offer a significant improvement in cold temperature performance as well as extended useful life compared to the lead-acid and NiMH batteries used in asset tracking applications today.  We believe that our batteries will reduce the total cost of ownership through improved cycle life and that our technology could be commercialized for revenue opportunities in non-military sectors.

Small Cell

Enertech specializes in “small cell” technology, and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells, and lithium polymer batteries that are use in security systems and GPS systems.  The plant has achieved Korean ISO-9002 and TL9000 certifications.  Enertech also manufactures large format cells for automotive applications specified by EnerDel.

Sales and Marketing

In the United States, we market our products through a combination of direct selling using our own sales force, executive level meetings with potential customers, and attendance at trade shows.  Due to the emerging nature of this market, our public, media and government relations efforts are also important to provide exposure to our potential customers and ultimately the consumer and to increase awareness for our products and our company.  Our sales team includes sales persons with automotive experience and sales engineers within our engineering group.  In addition, our engineering and management team participated in sales presentations and business development during 2008.  We also have salespeople in the government and stationary power markets.  Sales in the automotive sector are generally conducted through direct interaction with the engineering platform teams at the automotive and tier one suppliers.  Technical specifications for products are established by the automotive companies and tier one suppliers, and competitive bidding is often used as a mechanism for awarding some contracts.  Traditionally, automotive companies often source the same product from more than one supplier.

Enertech’s small cell sales and marketing team includes a direct sales force and support staff of fourteen persons in Korea, a sales manager in Europe and a sales manager and sales engineer in the United States.

Customers

Our prospective and current customers for large format cell battery packs are OEM automotive manufacturers (light and heavy duty) and tier one suppliers to automotive, truck and bus OEMs.  Our prospective customers in the stationary power markets are utilities, renewable energy suppliers such as wind, solar and geothermal installers, and home owners.  Our customers in the government include the DOD and other departments of the United States government, from which we seek research grants and development contracts.  Our customers in the small cell market include large consumer product companies in the telephone and personal device application markets and also the scanner market.  We consider Symbol Technologies (Motorola) to be a significant customer in our small cell business.

In the large format cell market, we currently conduct development activities on eight automotive or related products, three government projects and four research products for the DOE and USABC.  The automotive development projects include final testing and production qualification of the battery pack for the Think City EV, an EV battery pack program for demonstration for a tier one supplier in Europe, a large format cell development program for a tier one supplier in Europe, a PHEV battery pack testing program with a European automotive company and electric utility, an EV conversion program with specialty vehicles, an EV conversion program for a national postal service conversion program, the development of a fast charging system partners with KEPCO, and early design concept development of a program with a European automotive company.

In the automotive and utility markets, the selling cycle is generally quite long. There is ordinarily an iterative, interactive process in which the customer tests and evaluates prototypes or samples (cells and/or packs), and the supplier then modifies the product characteristics to achieve the customer’s requirements. Due to the long battery life required by the automotive manufacturers, this testing and evaluation could take several years and include the delivery of samples, prototypes and final product.  In addition, the procurement cycle for automotive makers is quite long due to the requirements for design and retooling associated with new automobile models.

Automotive companies often purchase system solutions from tier one suppliers, such as Continental Systems, Delphi and Johnson Controls.  Our sales and marketing efforts are directed to the automotive companies and the tier one suppliers.  We may consider additional strategic relationships or joint ventures with tier one suppliers to enhance our marketing efforts.

The sales cycle for military markets may also be lengthy depending on the longevity requirement for the specific application.  We expect product development under these programs to undergo thorough testing and evaluation of samples and prototypes before approving a final product, which may extend over relatively long periods of time.

We cannot predict the extent to which our sales, if any, will be dependent on a single customer or small group of customers. However, given the limited number of expected HEV, PHEV and EV automotive manufacturers and our focus on them as our primary market, it is reasonable to believe that the bulk of our expected sales will be concentrated in a very small number of customers.

Competition

Competition in the battery industry is, and is expected to remain, intense. This competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing lithium-ion batteries for portable electronics in high volume, as well as other non-rechargeable and rechargeable battery technologies. We compete on the basis of performance, cost and reliability.  We may not be able to compete successfully against current or future competitors, and competitive pressures that we face may materially adversely affect our business.

Toyota, the industry leader in the production of HEVs, and other battery manufacturers, such as NEC, Johnson Controls, A123 Systems, Hitachi and Compact Power have significant development programs for lithium-ion batteries for North American and European automotive manufacturers. Like EnerDel, Johnson Controls, A123 Systems and Compact Power are all participants in the USABC HEV and PHEV battery development programs.  Toyota/Panasonic and Nissan/NEC have lithium-ion development programs to supply batteries for their own HEV production.  Toyota owns a controlling interest in Panasonic, and Panasonic recently announced its intention to acquire the remaining ownership of Sanyo, which is the largest producer of commercial battery cells and a supplier to Continental.  Other collaborations include: Bosch-Samsung, Daimler-Evonik-Litec, Continental-ENAX, GS Yuasa-Mitsubishi and Nissan-NEC under the name AESC.  In addition, in 2008 BYD stated their intention to introduce an EV using their own battery.

There are a number of smaller development companies such as Valence and Electro Energy (EEI) in the United States and Electrovaya in Canada that compete in this market.  Additional potential competitors in lithium-ion commercial and military markets based in the United States are Saft, Eagle Picher, UltraLife and Yardney. There are also battery developers in China and Korea, which have a low cost manufacturing base due to low labor costs and use of semi-automatic manufacturing processes.  There are numerous other companies who are developing batteries, some of which recently stated they intend to supply batteries for HEVs.

Although other companies may attempt to enter the lithium battery market, the lithium battery industry has certain technological and economic barriers to entry. The development of technology, equipment and manufacturing techniques and the operation of a facility for the automated production of lithium batteries require large capital expenditures, which may deter new entrants from commencing production. Automotive manufacturers have a significant and extensive testing process, and we believe that it would be difficult for a company that is not already part of that process to achieve immediate acceptance of its products.  It is also expected that the automotive industry will require high levels of quality and reliability of the batteries they purchase, especially due to the longer life requirements in the automotive industry versus for portable electronics products, which we believe requires highly automated manufacturing which EnerDel and Enertech have developed.

Battery Capacity

We lease approximately 92,000 square feet in Indianapolis, Indiana, where cell development, engineering and prototype manufacturing are conducted.  The facility includes 68,000 square feet of manufacturing space and 24,000 square feet of office space.  We consider coating machine capacity to be the critical indicator of cell capacity.  Coating capacity is determined by both machine efficiency (speed) and yield, or the percentage of good production.  While cell assembly and formation capacity can be scaled to meet coating capacity, we expect that there will be a shortage of worldwide coating capacity as the HEV, PHEV and EV markets grow over the next five years.  We currently have coating capacity in Indiana to produce approximately 300 million watt hours of electrodes for batteries on three shifts. With approximately $50 million of additional cell production and pack assembly equipment additions, we can increase our coating capacity in Indiana to 600 million watt hours and our cell and battery pack production capacity to produce an estimated $450 million value of battery pack sales.

We have purchased and installed equipment in Indiana to complete one production line at minimum capacity levels, and will increase the scalable equipment to increase that capacity as customer orders require.  We spent $21.3 million on capital equipment and building modifications in 2008, and had capital equipment purchase commitments of $6.4 million at December 31, 2008.  We lease 31,000 square feet of manufacturing assembly space in Noblesville, Indiana.  This facility is being used for battery pack assembly and related battery pack engineering activities.

We own a 200,000 square foot lithium-ion manufacturing facility in Chungcheongbuk-do, Korea. With the recent purchase of a large format coating machine, we have sufficient plant capacity in Korea to produce 300 million watt hours of electrodes for batteries on three shifts and have assembly capacity to produce 40 million watt hours of battery cells.  With approximately $20 to $30 million of cell production equipment additions, we can increase our cell production capacity in Korea to produce an estimated $250 million value of battery pack sales.

We lease 11,000 square feet of small cell pack assembly and sales and administrative space in Hackensack, New Jersey.

Intellectual Property of EnerDel

EnerDel has more than 35 issued United States patents, 9 foreign patents and has filed over 60 pending United States, Patent Cooperation Treaty and other international patent applications, all relating to lithium-ion battery or related technologies. The majority of these were obtained from Delphi when EnerDel was formed, and were issued during a period of several years preceding the formation of EnerDel. The majority of the issued patents will expire 20 years from the date of filing or the earliest priority date, applicable. EnerDel continues to file patent applications, as appropriate, to protect its interests in new inventions. We have a policy of requiring our employees to sign confidentiality and work-for-hire agreements. We also have a policy of entering into confidentiality agreements with third parties before discussing sensitive information with them.

Research and Development

During 2008 and 2007, Ener1 spent $22, 902,000 and $11,948,000, respectively, on research and development net of proceeds from grants of $3,835,000 and $910,000, respectively.

Raw Materials and Suppliers

The primary material used in our battery is lithium, which is currently believed to be in adequate worldwide supply.  According to the U. S. Geological Survey, Mineral Commodity Summaries, January 2009, the primary source of lithium is from brine and the largest producing countries of lithium are Chile, Australia, China and Argentina.  Estimated identified reserves are 760,000 tons located in the United States and 13 million tons located in other countries.  Annual worldwide consumption in 2008 was an estimated 27,400 tons.  Lithium consumption is expected to increase as the HEV and EV markets expand over the next ten years, and eventually new sources of lithium will need to be developed to meet this increased demand.  An estimated 25% of global lithium consumption is for batteries.

We continually evaluate prospective suppliers’ material, and require high quality material with small particle sizes measured in nanometers.  As we are actively pursuing development of new types of materials for use in our batteries, our sources of supply for such materials may change over time.  We work with Argonne National Laboratory and commercial material developers to develop and evaluate the best quality lithium compounds for use with our battery technologies.

EnerFuel

Our EnerFuel subsidiary, located in West Palm Beach, Florida, is working on developing a hydrogen fuel cell range extender for PHEVs and has successfully created a high temperature fuel cell stack which was incorporated into an EV by the end of 2008 for testing during 2009.  Other planned products are in early stages of development and completion of prototypes will require additional time, effort and funding.  EnerFuel’s operating loss before corporate allocations was $4 million for the year ending December 31, 2008.

NanoEner

Our NanoEner subsidiary, located in Fort Lauderdale, Florida, has built prototype equipment that utilizes a proprietary vapor deposition and solidification (“VDS”) process for depositing materials onto battery electrodes as part of the battery cell manufacturing process.  NanoEner is developing electrodes produced using this process for testing and is still in the research and development phases.  Our planned products are still under development and will require significant capital to continue testing and research.  NanoEner’s operating loss before corporate allocations was $1.1 million for the year ending December 31, 2008.

Employees

At March 6, 2009, we had 486 full time employees of which 271 were employed by Enertech in Korea.  Included in our employees are 133 fulltime contract workers, of which 102 were employed in Korea.  We have no employees under collective bargaining agreements.

Government Regulation and Approvals

Certain aspects of production and transportation of batteries and fuel cells and their components or raw materials are regulated on the international, federal, state, and local levels, as well as by private commercial organizations. Transportation of battery products is regulated by the U.S. Department of Transportation and other governmental departments and international agencies. We will be required to comply with applicable regulations before we can ship our products on a commercial basis. We may need to obtain approvals for the storage or transportation of flammable or hazardous fuels before we are able to deliver some of our planned fuel cell systems. Future legislation and/or other regulation concerning the transportation and storage of hydrogen fuel and other fuels associated with fuel cells is expected in the future

We may be required to obtain certifications on our products and systems from product-safety testing and certification organizations such as “QPL” (Qualified Parts Laboratory - Crane, Indiana) and “UL” (Underwriters Laboratory), before we can sell them generally or to specific markets

In manufacturing our products, we are subject to environmental laws and regulations which, over time, may become more stringent, increasing the cost of compliance and the risk of failure to comply. In particular, there are environmental laws that provide for strict, unlimited liability in connection with releases of “hazardous substances.” In the manufacturing of batteries and components and materials for batteries (and to a lesser extent in our fuel cell and nanotechnology operations), we may use hazardous substances that are regulated under these environmental laws. Our battery operations are currently classified as a “small quantity generator of hazardous waste” and must operate in accordance with the applicable regulations. Air emissions from our battery operation are regulated under an operating permit issued at the local level. Compliance requirements are identified in the permit. At this time, our costs for maintaining environmental, health and safety compliance are not significant.

Item 1A.               Risk Factors

In addition to the other information in this Annual Report, readers should consider carefully the following factors that may affect our future performance.

We will need additional capital to fund development and production activities which may not be accessible on attractive terms or at all.

For the last several years, we have financed our operations and capital expenditures through the sale of our securities and by borrowing money. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, our operating performance and the terms of our existing indebtedness. We cannot provide assurances that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of existing holders of our common stock will be reduced. In addition, any such transaction may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that could limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition. Our ability to obtain financing from government grants is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. We cannot provide assurances that our efforts to obtain such funds from these government sources will be successful. If we do not obtain adequate short-term working capital and permanent financing, we would have to curtail our development and production activities and adopt an alternative operating model.

We have a history of operating losses.

We have experienced net operating losses since 1997, and have incurred negative cash flows from operations since 1999. Cash used in operations for the years ended December 31, 2008 and 2007 was $24.1 million and $26.7 million, respectively. We expect that we will continue to incur negative cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our energy-related technology and products will require significant additional capital investment.

We may never complete the research and development of commercially viable products.

We are developing a number of products that involve new technologies.  While we have completed the development of a lithium-ion battery pack for an electric vehicle and a prototype of our lithium-ion battery pack for hybrid electric vehicles, we continue to work on other projects which are in various stages of development including testing new lithium-ion chemistries for automotive, truck, bus, stationary power, military and other applications.  We do not know when or whether we will successfully complete research and development of these products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. We must complete substantial additional research and development before we will be able to manufacture a commercially viable battery product in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful lives prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims.

We have an unproven business plan.

We have an unproven business plan and do not expect to be profitable for the next several years. We are developing technologies, products and services related to lithium-ion batteries, fuel cells and nanotechnology. We will face significant challenges, expenses and difficulties as a company seeking to develop and manufacture new products.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

Our energy products and technologies target new and developing markets and we do not know the extent to which these products and technologies will be widely accepted. We currently have one commercially developed product, although we have not yet produced it in commercial quantities. We must be able to develop additional commercially viable products for our business to succeed. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. We will need to develop adequate marketing capabilities in order to sell our products. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

·	The cost competitiveness of our products
·	Consumer reluctance to try a new product
·	Consumer perceptions of our products’ safety
·	Regulatory requirements
·	Barriers to entry created by existing energy providers
·	Government funding of electric vehicle technologies
·	Emergence of newer, more competitive technologies and products

We have no experience manufacturing battery, fuel cell or nanotechnology-based products on a large-scale commercial basis and may be unable to do so.

Since 2002, we have focused primarily on research and development and, while we recently acquired a lithium-ion battery cell manufacturer in South Korea, we have no experience manufacturing any of our planned products on a commercial basis. We are developing new battery products that will require high volume battery manufacturing processes and equipment. We have no experience using such equipment for the products we are developing. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not meet our development and commercialization milestones.

We have established product development and commercialization milestones that we use to assess our progress toward developing commercially viable products. These milestones relate to power, energy capacity, technology and product design as well as to dates for achieving development goals. To gauge our progress, we plan to operate, test and evaluate our products. If our systems or products exhibit performance or technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our commercial battery and energy products may decline to purchase them. We cannot provide assurance that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our development and commercialization milestones might have a material adverse effect on our operations and our stock price.

We may be unable to establish relationships with third parties for aspects of product development, manufacturing, distribution and servicing and the supply of key components for our products.

We may need to enter into strategic relationships in order to complete our current product development and commercialization plans. We may also require partners to assist in the distribution, servicing and supply of components for our anticipated fuel cell products in development. If we are unable to identify or enter into satisfactory agreements with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to make large cash payments to the partner, issue a significant amount of equity securities to the partner, provide the partner with the opportunity to have representation on our board of directors, agree to exclusive purchase or other arrangements with the partner and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then existing shareholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under some circumstances.

We rely on third parties to develop and provide key components for our products.

We rely on third–party suppliers to develop and supply key components for our products. If those suppliers fail to develop and supply these components in a timely manner or at all, or fail to develop or supply components that meet our quality, quantity or cost requirements, and we are unable to obtain substitute sources of these components on a timely basis or on terms acceptable to us, we may not be able to manufacture our products. In addition, we may be unable to obtain substitute sources of these components to the extent our suppliers use technology or manufacturing processes that are proprietary.

We do not know when or whether we will secure long-term supply relationships with any suppliers or whether such relationships will be on costs and terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our battery and energy related products.

Demand for lithium and other raw materials may affect future prices and availability of raw materials.

The demand for lithium and other commodities may increase as the projected demand for hybrid and electric vehicles increases which could lead to higher prices for our raw materials.  Global supply disruptions caused by political or other dislocations could also lead to shortages and higher prices. The inability to acquire raw materials such as lithium on commercially reasonable terms, or at all, would delay and/or increase the cost of manufacturing our products and result in a significant adverse effect on our profitability.

We face high levels of competition and may be unable to compete successfully.

The markets in which we intend to market and sell our products are highly competitive. A number of companies located in Asia, the United States and elsewhere are developing and plan to manufacture battery and fuel cell technologies and other energy products that compete with our technologies and planned products. We also face competition from companies that are focused on traditional energy sources, such as oil and natural gas, as well as those that develop alternative energy technologies such as solar power, wind power, ethanol, biofuels and fuel cells.

The developers of traditional and alternative energy technologies include, among others, major electric, oil, chemical, natural gas, batteries, generators and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do.

A significant amount of public and private funding is directed toward the development of traditional and alternative energy generation, distribution and storage. The resulting technologies may render some of our planned products less attractive or obsolete.

We intend to offer lithium-ion batteries to the automotive industry, which is a very competitive and cost focused industry. We have no automotive industry experience.

Supplying lithium-ion batteries to the automotive industry carries significant risks. We will be competing against much larger suppliers that have greater financial, marketing and other resources; more experience in low cost, high volume manufacturing operations; existing relationships with automotive purchasing and engineering development departments; and increased ability to take advantage of economies of scale in purchasing raw materials than we have. The automotive industry is extremely competitive and competition to supply vehicle components to manufacturers focuses on the power, energy, cost, weight and size of such components. The ability of domestic automobile manufacturers to adopt new battery technologies for EVs, PHEVs and HEVs will depend on many factors outside our control, including their ability to develop related vehicle platforms. If the industry does not accept lithium-ion battery technology, or if our lithium-ion batteries do not meet industry requirements for battery power, energy, cost, weight, size and other characteristics, our batteries will not gain market acceptance.

One customer comprises a significant amount of our expected revenue in the near term, and the failure of that customer to continue as an ongoing business is likely to adversely affect our near term profitability and cash flow.

On October 15, 2007, we entered into a Supply Agreement with Think Global of Oslo, Norway that, subject to the achievement of certain milestones and conditions, granted to us the opportunity to supply approximately $70 million of lithium-ion battery packs for the Think electric vehicle in 2009 and 2010. Think announced in December 2008 that it needs additional working capital funding in order to continue production of its vehicles and that it was filing for protection from creditors under Norwegian law. Think is a significant potential customer, and a delay in deliveries under or cancellation of the Supply Agreement would adversely affect our expected 2009 and 2010 revenues and profitability and could have a material adverse effect on our business.

The U.S. and global automobile industry is experiencing a significant decline in worldwide sales, large losses, and liquidity issues which may affect our future sales and the development of the electric vehicle industry.

Our business depends on and is directly affected by the general state of the U.S. and global automobile industry. The effect of the continued economic difficulties of the major auto manufacturers on our business is unclear. It is possible that one or more of these companies may enter into a restructuring, which could be government mandated, privately negotiated, or conducted within the context of bankruptcy proceedings. The impact of any such restructuring on the automobile industry and its suppliers is unclear and difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new hybrid and electric vehicles, and a delay in the conversion of batteries to lithium-ion chemistry, each of which would have a material adverse effect on our business.

Oil prices have been extremely volatile and trends to convert to electric and hybrid electric vehicles may be adversely affected by any perceived significant reduction in gasoline prices.

Oil and gasoline prices have been extremely volatile and the possibility of continuing volatility is expected to persist. Drops in gasoline prices lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. Lower oil prices also decrease the cost of existing energy technologies, making them more competitive with alternative products such as lithium-ion batteries. If oil prices remain at deflated levels, the demand for hybrid and electric vehicles may decrease, which would have a material adverse effect on our business.

Failure of our planned products to pass testing could negatively impact demand for our planned products.

We may encounter difficulties and delays during testing of our planned products for a number of reasons, including the failure of our technology or the technology of third parties. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with test results for our planned products could materially harm our reputation and impair market acceptance of, and demand for, any of our products.

Regulatory and other changes in the energy industry may adversely affect our ability to produce, and reduce demand for, our planned products.

Federal, state, local and foreign government laws, regulations and policies concerning the energy industry may heavily influence the market for our technologies and products. A change in the current regulatory environment could make it more difficult or costly for us to develop, manufacture or market our products. Any such changes could also deter further investment in the research and development of alternative energy sources, which could significantly reduce demand for our technologies and products. We cannot predict how changes in regulation or other industry changes will affect the market for our products or impact our ability to distribute, install and service our products.

We could be liable for environmental damages resulting from our research, development or manufacturing operations.

Our business exposes us to the risk that harmful substances may escape into the environment, resulting in personal injury or loss of life, damage to or destruction of property and natural resources. Our insurance policies may not adequately reimburse us for costs incurred in defending, settling and paying environmental damage claims, and in some instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and it is reasonable to expect there will be additional changes in the future. If our operations do not comply with current or future environmental laws and regulations, we may be required to make significant unanticipated capital and operating expenditures to bring our operations into compliance. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

Our products may use materials that are inherently dangerous which could subject our business to product liability claims.

Our energy technologies and products may use lithium, hydrogen and other combustible materials. Accidents involving our products could materially impede market acceptance and demand for, or heighten regulatory scrutiny of, our products. Damages which we might incur as a result of product liability claims against us could be substantial, beyond the limits of our insurance coverage, and could threaten our survival as a going concern.

Future acquisitions may disrupt our business, distract our management and reduce the percentage ownership of our shareholders.

As part of our business strategy, we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. We may be unable, however, to identify suitable acquisition candidates or, if we do identify suitable candidates, we may not be able to complete the acquisitions on commercially acceptable terms or at all. If we issue equity securities as part of an acquisition transaction, the percentage ownership of our then current shareholders may be reduced. Once we’ve acquired a business, we may have to devote a significant amount of time and management and financial resources to successfully integrate the business into our existing operations in a timely and non-disruptive manner, and may be unable to do so. An acquisition may not produce the desired revenues, earnings or business synergies that were anticipated prior to concluding the transaction, which could cause our business and financial condition to be materially and adversely affected. As a result of an acquisition, we may incur non-recurring charges and be required to amortize significant amounts of intangible assets, which could adversely affect our results of operations.

We may not be able to successfully integrate Enertech.

Our future success depends in part on our ability to effectively integrate the operations of Enertech International, Inc., which we acquired in October 2008. The acquisition of Enertech has placed, and will continue to place, significant demands on our management, operational and financial resources. Realization of the expected benefits of the Enertech acquisition will require integration of Enertech’s sales and marketing, distribution, manufacturing, engineering, finance and administrative operations. If we are unable to successfully complete this integration, we may not realize the expected benefits of the acquisition, including the anticipated increases in Ener1’s manufacturing capabilities and capacity.

We may not be able to protect the intellectual property upon which we depend and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. We rely on patents, trademarks trade secrets, know-how, and policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patents or patent applications. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued and are sufficiently broad, our patents may be challenged or invalidated. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

In addition, we do not know whether the U.S. Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is possible that our competitors or others will adopt trademarks similar to ours, thereby impeding our ability to maintain our brand identity and possibly leading to customer confusion.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue legal action to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and could require the expenditure of a substantial amount of our financial resources.

If we are found to be infringing third party proprietary rights, we could be required to pay substantial royalties and/or damages. We do not know whether we will be able to obtain licenses to use the intellectual property at issue on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could require the expenditure of significant resources to develop or acquire non-infringing intellectual property.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge.

Confidentiality agreements to which we are party may be breached, in which case we may not have adequate remedies. Our trade secrets may become publicly available without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

Our business depends on retaining and attracting highly capable management and operating personnel.

Our success depends in large part on our ability to retain and attract qualified management and operating personnel. We require a highly skilled specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, individuals who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees. We could face difficulty hiring and retaining qualified senior executives.

We face risks associated with our plans to market, distribute and service our products internationally.

We have limited experience developing and no experience manufacturing or distributing products that will be sold in the U.S. or international markets. Our success in international markets will depend, in part, on our ability to secure relationships with foreign sub-distributors, and to manufacture products that meet foreign regulatory and commercial standards. International operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

Government contracts could restrict our ability to commercialize our technology effectively.

Contracts we enter into with government agencies are subject to the risk of termination at the convenience of the contracting agency and potential disclosure of our confidential information to third parties. Under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement may be subject to public disclosure which could compromise our intellectual property rights unless these documents are exempted as trade secrets or as confidential information, appropriately legended by us, and treated accordingly by such government agencies.

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

We expect to expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of growth, all of which will place a significant strain on our senior management team and our financial and other resources. Our proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of a new product. Our ability to manage our growth effectively will require us to continue to improve our operations and our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

Our stock price has been and could remain volatile.

The market price of our common stock has historically experienced and may continue to experience significant volatility. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to additional securities class action litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price, business, prospects, results of operations and financial condition.

Credit market volatility and illiquidity may affect our ability to raise capital to finance our operations, plant expansion and growth.

The credit markets have experienced extreme volatility during the last year, and worldwide credit markets have remained illiquid despite injections of capital by the Federal government and foreign governments.  Despite the capital injections and government actions, banks and  other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers.  Companies with low credit ratings may not have access to the debt markets until the liquidity improves, if at all.  If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our plant expansion plans.

We may be unable to access the equity capital markets.

The equity markets have experienced significant and rapid declines in values during the last year, and institutional investors have experienced large losses. In addition, many mutual funds and hedge funds need to maintain high levels of liquidity to meet redemption demands.  As a result of the loss or restriction of funds for investment, the market for sales of our stock may be limited.

Future sales of our common stock may adversely affect our common stock price.

If a large number of shares of our common stock is sold in the public market or if we issue a large number of shares in connection with future acquisitions or financings, particularly if we issue shares at a discount to the then current market price, the price of our common stock could decline significantly.

Our certificate of incorporation and Florida law could adversely affect our common stock price.

Provisions of our certificate of incorporation and Florida law could discourage potential acquisition proposals and could delay or prevent a change in control of us. These provisions could diminish the opportunities for a shareholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock. These provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, the Board of Directors, without further shareholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Our principal shareholder has substantial control over our affairs.

Ener1 Group, Inc. beneficially owns a majority of our outstanding common stock. Two executives and members of Ener1 Group’s board are also executives, including the Chief Executive Officer and President, and members of our Board of Directors.  Ener1 Group has the ability to control virtually all matters submitted to a vote of the shareholders of Ener1, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group, through its ability to elect a majority of the members of our Board of Directors, may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control or impeding a merger or consolidation, takeover or other business combination which other shareholders may view favorably.

Item 1B.         Unresolved Staff Comments.

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

Item 2.            Properties.

Description of Properties

Our corporate headquarters have been located in New York, New York since August 2008, where we lease 3,500 square feet of office space pursuant to a lease expiring in March 2013.  Prior to August 2008, our corporate headquarters were located in Fort Lauderdale, Florida.  We continue to lease 8,183 square feet of office space in Fort Lauderdale pursuant to a lease expiring in February 2010.  This location is sub-let to an unrelated third party pursuant to a sub-lease agreement also expiring in February 2010.

EnerDel leases 92,000 square feet of industrial and office space in Indianapolis, Indiana pursuant to a lease expiring in February 2017.  This space is used for the manufacturing and production of battery cells and research and development of battery products.  EnerDel also leases 31,000 square feet of industrial and office space in Noblesville, Indiana pursuant to a lease expiring in July 2013.  This facility is used primarily for battery pack assembly.  There is an option to purchase the Noblesville facility as well as the adjacent land through September 2009.

EnerFuel leases 7,611 square feet of industrial and office space in West Palm Beach, Florida pursuant to a lease expiring in December 2010. We have the option to extend the lease for an additional term of five years.  This space is used primarily for research and development of fuel cell products.

Enertech, through its United States based subsidiary, Emerging Power, leases 11,000 square feet of office, warehouse and battery pack assembly space in Hackensack, New Jersey.

From time to time, we may enter into short term leases, on a month-to-month basis, for industrial and/or office space.

Through Ener1 Battery, we own land and a building in Fort Lauderdale, Florida containing approximately 19,000 square fee of industrial and office space.  Ener1 utilizes a portion of this facility for administrative personnel, EnerFuel utilizes a portion of this facility for certain hardware development projects, and NanoEner utilizes a portion of this facility for prototype equipment and research and development.

Through Enertech, we own land and a building in South Korea containing a 200,000 square foot manufacturing plant and adjacent office space.  This facility is used for manufacturing and production of battery cells.

Item 3.            Legal Proceedings.

We receive communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of December 31, 2008, there are no material pending legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders.

Our majority shareholder approved an amendment to our Articles of Incorporation through action taken by consent and without a meeting to increase the number of authorized shares of our common stock from 150,714,286 shares to 175,714,286 shares.  The increase in the authorized shares became effective on December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Effective January 2, 2009 our stock began trading on the NASDAQ under the symbol “HEV.”  From May 8, 2008 through December 31, 2008 our common stock was traded on the American Stock Exchange under the symbol “HEV.”  Prior to May 8, 2008 our common stock was listed on the Over-the-Counter Bulletin Board.

The following table sets forth the daily high and low sales prices for our common stock as reported by the American Stock Exchange for the period from May 8, 2008 through December 31, 2008 and the OTC Electronic Bulletin Board for the period from January 1, 2007 through May 7, 2008.  The OTC Electronic Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 6, 2009, the closing price of our common stock on the NASDAQ was $2.51 per share.

Year	Fiscal Quarter Ended	High	Low

2007	March 31, 2007	$1.96	$1.82
	June 30, 2007	$1.61	$1.40
	September 30, 2007	$3.29	$2.80
	December 31, 2007	$5.88	$5.67

2008	March 31, 2008	$6.16	$5.88
	June 30, 2008	$8.19	$7.27
	September 30, 2008	$8.14	$7.00
	December 31, 2008	$7.42	$7.15

As of March 6, 2009, there were 113,474,085 shares of common stock issued and outstanding.  We had approximately 280 shareholders of record. Such number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Effective April 24, 2008, we completed a one for seven reverse stock split.  Effective August 11, 2008, we amended our Articles of Incorporation to increase the number of authorized shares of common stock by 15,000,000 shares, which resulted in total authorized shares of common stock of 150,714,286.  Effective December 31, 2008, we further amended our Articles of Incorporation to increase the number of authorized shares of common stock by 25,000,000 shares, for a total authorized number of shares of common stock of 175,714,286.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no current intention to pay any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

The following table provides information regarding common stock authorized for issuance under Ener1’s equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,547,274	$3.14	2,903,637

Equity compensation plans not approved by security holders	1,410,347	$3.70	-
Total	3,957,621		2,903,637

Our equity compensation plans that have been approved by our shareholders are: (i) the Director Plan, (ii) the 2002 Plan and (iii) the 2007 Plan, (collectively referred to herein as the “Plans”).  Under the Plans, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units may be issued to persons selected by the administrators of the Plans from a class of employees, officers and non-employee directors and other service providers who render valuable contributions to Ener1.  Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest over three years of continuous service and have either a five-year or ten-year term.

Our equity compensation plans that have not been approved by our shareholders are: (i) the CEO Option Plan, (ii) the Advisory Committee Option Plan, (iii) the 2004 Advisory Committee Option Plan, (iv) the EnerDel Officer Plan, and (v) the EnerStruct Employee Plan.  No new options are expected to be issued from these plans.

Sales of Unregistered Securities and Repurchases

All of the following issuance were private placements of our securities in accordance with Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D under the Securities Act.

Shares issued in connection with acquisitions

In October 2008, we issued 5,000,000 shares of common stock and warrants to purchase up to 2,560,000 shares of common stock in connection with the acquisition of approximately 83% of the capital stock, on a fully diluted basis, of Enertech International, Inc.

In January 2009, we issued 385,936 shares of common stock in connection with the acquisition of additional ownership in Enertech bringing our current ownership percentage, on a fully diluted basis, to 89%.

On January 7, 2009, we filed a registration statement on Form S-3 to register the resale of the shares issued as well as the shares issuable upon exercise of the warrants and to register securities up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009.

Shares issued in connection with master lease agreement

During the fourth quarter of 2008, we issued 38,141 shares of Ener1 common stock totaling approximately $281,000 in connection with a master lease agreement and recorded the value as a discount to capital lease liability.

Shares issued as compensation

In February 2009, we issued 24,243 shares of Ener1 common stock as compensation to an independent third party for investment banking services totaling approximately $200,000 and recorded the value as general and administrative expense.

Item 6.            Selected Financial Data.

This Item 6 is not applicable to us as, pursuant to Item 301(c) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 301 of Regulation S-K.

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Statement Concerning Forward Looking Statements

We have made forward-looking statements in this Annual Report including, without limitation, statements concerning our financial outlook for 2009 and beyond, estimates and projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, all of which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934.

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

The factors discussed in “Risk Factors” and in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report.

Business Overview and 2008 Developments

We are primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power (energy storage for utilities and renewable energy such as wind and solar power in addition to battery backup systems for the home), military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  We also conduct research and development of fuel cells and nano coating processes.

Our goal is to become the leading United States-based developer and manufacturer of advanced, safe, high-performance lithium-ion battery systems for EVs, HEVs, and PHEVs, and for related non-automotive transportation markets, stationary power and military markets.  Our intention is to serve the transportation and stationary power market segments in North America, Europe and Asia and the military markets in the United States.  We initially plan to manufacture and assemble our batteries in our United States-based Indianapolis and Korea-based plants, and to increase EnerDel’s global production capacity of cells as required.  Ultimately, we envision a hub-and-spoke model for manufacturing and distribution, basing cell manufacturing in our Indianapolis and Korean facilities and locating pack assembly closer to our customers to reduce transportation expense.

In August 2008, we acquired the remaining 19.5% equity interest in our EnerDel subsidiary held by Delphi Corporation (“Delphi”).  As part of the restructuring of the equity participation, Delphi transferred to us its equity interest in EnerDel and relinquished its right to appoint a member to the Board of Directors of EnerDel.  In exchange, we transferred to Delphi 2,857,143 shares of Ener1 common stock and revised the exercise price of certain warrants held by Delphi exercisable into 750,000 shares of Ener1 common stock from $7.00 per share to $5.25 per share.

In October 2008, we acquired approximately 83% of the fully diluted capital stock of Enertech, a Korean based manufacturer of lithium-ion batteries for $600,000 cash, 5,000,000 shares of Ener1 common stock and warrants to purchase up to 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share.  The warrants are immediately exercisable and expire in October 2010.  The acquisition expands our production capabilities with Enertech’s 200,000 square foot lithium-ion battery manufacturing plant and production equipment located in South Korea.  Enertech, through its United States based subsidiary, Emerging Power, leases 11,000 square feet of office, battery pack assembly and warehousing space in Hackensack, New Jersey.  On January 6, 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2.6 million increasing our ownership, on a fully diluted basis from 83% to 89%.

In 2007, pursuant to a $70 million Supply Agreement (the “Supply Agreement”) with Think Global AS of Oslo, Norway (“Think”), we began developing a lithium-ion battery pack designed specifically for the Think City electric vehicle.  The first generation battery for this EV uses a hard carbon anode and a mixed oxide cathode.  During 2008, we delivered to Think prototype battery packs and additional battery packs for in-vehicle testing in Norway.

In October 2008, we received a $34,000,000 purchase order from Think under the Supply Agreement.  The purchase order is subject to meeting certain milestones including technical and mileage accumulation tests.  Think announced in December 2008 that it needs additional working capital funding in order to continue production of its vehicles and that it was filing for protection from creditors under Norwegian law. Ener1 Group, our majority shareholder, is one of several lenders who have provided interim financing to Think to allow them to focus their efforts towards the next stages of the restructuring process, which include raising permanent equity capital and returning to volume production.  Ener1 Group has provided approximately $3,573,000 in bridge financing to Think.

In August 2008, the Indiana Economic Development Corporation granted performance based tax credits of up to $7,125,000 and training grants of up to $58,000 for EnerDel.  The grants are based on, and subject to the results of, EnerDel’s program for potential job creation in Indiana through the year 2012.  The offer includes $6,800,000 in Economic Development for a Growing Economy (“EDGE”) tax credits based on the creation of new jobs and up to $325,000 in possible tax credits under the Hoosier Business Investment Tax Credit Program.

In September 2008, we were awarded $5,495,000 in research and development contracts with the Department of Defense to create advanced battery solutions for military applications and $984,000 in research and development contracts with the DOE to develop high energy batteries for hybrid buses.  We expect to perform and invoice pursuant to these contracts during 2009.

Our activities are beginning to shift from research and development to manufacturing and production of our lithium-ion batteries.  We have invested approximately $30 million in equipment and building improvements to establish cell manufacturing and battery pack assembly capacity in our Indiana facilities, and acquired majority ownership of Enertech an existing manufacturing and assembly facility in Korea.  Enertech has specific expertise in manufacturing flat or prismatic batteries of the type used in our battery packs.  Enertech has been supplying the Think cells for prototype and sample packs for testing during the last year.

We have extended the lease for our Indianapolis, Indiana facility for an additional five years through February 2017 and entered into a new lease with an option to purchase for 31,000 square feet of pack assembly space in Noblesville, Indiana through July 2013.  We have purchased and installed equipment in Indiana to complete one production line at minimum capacity levels, and will increase the scalable equipment to increase that capacity as customer orders require.  We spent $21.3 million on capital equipment and building modifications in 2008, leased equipment of $7.2 million and had capital equipment purchase commitments of $6.4 million at December 31, 2008.

Other 2008 and Early 2009 Developments

As of March 31, 2008, we converted the outstanding principal and interest on our 2004 and 2005 Debentures of $11.8 million into 2,257,741 shares of Ener1 common stock.  We also converted $13.8 million of outstanding principal and interest on our Group Notes into 3,955,634 shares of Ener1 common stock.  The security interests in our assets that were granted in favor of the debt holders were released.

Effective April 24, 2008, we completed a 1 for 7 reverse stock split of Ener1’s common stock.   After the split, we had 135,714,286 authorized common shares and in August 2008 and December 2008, the authorized number of common shares was increased to 150,714,286 and 175,714,286, respectively.

We moved our corporate headquarters to New York in May 2008.  Our common stock began trading on the American Stock Exchange effective May 8, 2008, under the ticker symbol “HEV.”  Effective January 2, 2009, our common stock began trading on the NASDAQ under the symbol “HEV”.

In May 2008, we entered into a $7.0 million master equipment lease agreement with an unrelated third party.  At December 31, 2008, we leased production equipment totaling $7.2 million, which includes the purchase option that management intends to exercise at the end of lease term.  Each lease bears interest at 10% with a three year term.

Through May 31, 2008, we received $29.7 million in cash from the exercise of 5,657,149 warrants related to our equity private placement in November 2007.

In August 2008, we redeemed the EnerDel Series A Preferred Stock from Delphi for $8.0 million in cash and all accrued and unpaid dividends were deemed to be paid in full.

On December 29, 2008, we entered into a line of credit agreement with Ener1 Group, our majority shareholder, for $30.0 million over a period of 18 months or until we complete a public equity offering, whichever occurs first.  Through March 31, 2009, we can borrow up to $10.0 million, in $500,000 increments.  Subsequent to March 31, 2009, we may borrow up to the face amount of $30.0 million.  All funds borrowed will bear interest at a rate of 8.0% per annum.  In February 2009, we borrowed $5.0 million from this line of credit.

On January 7, 2009, we filed a registration statement on Form S-3 to register the resale of the shares issued to the sellers in the Enertech transaction, as well as the shares issuable upon the exercise of the warrants and to register securities up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009.

Results of Operations for the Year ended December 31, 2008

On October 24, 2008, we acquired approximately 83% of the fully diluted capital stock of Enertech, which was incorporated in March 2001 under the laws of the Republic of Korea.  The acquisition was accounted for as a purchase according to Statement of Financial Accounting Standards 141, (“SFAS 141”) Business Combinations.

The account balances of Enertech have been included since November 1, 2008, the accounting effective date of the acquisition.  As a result, the audited financial statements included herein present operating results for the period from November 1, 2008 through December 31, 2008 for Enertech.  Management believes this two month period does not give a full view of the operations of Ener1and therefore, has presented the results of operations separately for Ener1for the year ended December 31, 2008 and Enertech for the two months ended December 31, 2008 for proper comparison to Ener1’s results of operations for the year ended December 31, 2007.

The following information has been derived from the accompanying audited consolidated financial statements for the years ended December 31, 2008 and 2007 included in Item 8. Financial Statements and is presented in thousands:

Net Sales, Cost of Sales and Gross Profit

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Net sales	$1,177	$5,671	$6,848	$280	$897	320%
Cost of sales	-	4,661	4,661	-	-	-
Gross profit	$1,177	$1,010	$2,187	$280	$897	320%

Our revenue increase is primarily due to the $941,000 from the Think Supply Agreement.  These increases have been partially offset by a decrease in engineering services of $153,000 due to the completion of the contract at the end of 2007.

Enertech’s sale from finished goods and merchandise of $5,671,000 and $4,661,000 in cost of sales contributed a gross profit of $1,010,000 or 18%.  Included in cost of sales is depreciation expense of $408,000.

Operating Expenses

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
General and administrative	$10,609	$969	$11,578	$8,265	$2,344	28%
Research and development, net	22,888	14	22,902	11,948	10,940	92%
Warrant modification expense	-	-	-	583	(583)	-100%
Depreciation and amortization	1,454	158	1,612	530	924	174%
Total operating expenses	$34,951	$1,141	$36,092	$21,326	$13,625	64%

General and administrative: Our general and administrative expenses increased due to an increase in legal and professional fees of $1,075,000 of which $680,000 is for investor, government, media and public relations, an increase in bad debt expense of $542,000 in connection with the Think Supply Agreement, an increase in stock based compensation of $516,000, an increase in trade shows and travel of $363,000, an increase in facilities related expenses of $345,000, and an increase of $250,000 in licenses and fees of which $175,000 is directly related to the listing of our common stock on both the American Stock Exchange and the NASDAQ.  These increases have been partially offset by a decrease in salary related expenses of $926,000 due to decreases in executive benefits, executive and employee bonuses and salaries and the allocation of certain employees’ salaries from general and administrative to research and development programs.

Of Enertech’s total general and administrative expenses of $969,000, which represents approximately 8% of the consolidated expenses, $569,000, or 59%, represents salary and related expenses, $105,000 is for legal and professional fees and approximately $100,000 is for facilities and travel related expenses.

Research and development: Our research and development expenses increased primarily due to an increase in salaries and related benefits of $5,687,000 which includes the increase of $1,102,000 in stock based compensation, an increase in outside services related to the production of prototypes of $1,277,000, an increase in travel related expenses of $656,000, an increase in facilities expenses of $456,000, and an increase in production materials of $2,339,000, net of reimbursements.

We present proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Billings under these contracts were $3,835,000 and $910,000 for the years ended December 31, 2008 and 2007, respectively, an increase of $2,925,000, which partially offsets the increase in research and development expenses.

Research and development expenses for the year ended December 31, 2008 included $17,861,000 of expenses incurred in connection with our battery business, net of $3,706,000 in proceeds, $3,965,000 of expenses incurred in connection with our fuel cell business which is net of $129,000 in proceeds and $1,062,000 of expenses incurred in connection with our nano-technology business.

Depreciation and amortization: Our depreciation and amortization increased $460,000 in amortization as a direct result of the intangible assets capitalized in the transaction with Delphi and $464,000 in depreciation as a direct result of the increase in property and equipment during the year ended December 31, 2008.

Other income and expenses

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Interest expense	$(11,951)	$(75)	$(12,026)	$(17,233)	$5,282	-31%
Interest income	401	79	480	121	280	231%
Other	95	94	189	(14)	109	-779%
Gain (loss) on derivative liabilities	3,936	-	3,936	(11,537)	15,473	-134%
Loss on foreign currency transactions	(6)	(253)	(259)	-	(6)	100%
Total other expenses	$(7,525)	$(155)	$(7,680)	$(28,663)	$21,138	-74%

Interest expense:  Our interest expense represents a combination of both cash and non-cash interest related to our capital lease obligations, convertible notes and debentures.  Cash paid for interest expenses was $421,000 and $7,062,000 for the years ended December 31, 2008 and 2007, respectively.  The decrease in interest expense is primarily due to the conversion of the outstanding principal and interest on the convertible notes, 2004 Debentures and 2005 Debentures, into shares of Ener1 common stock, during the three months ended March 31, 2008. As a result of the conversions of all outstanding obligations under the convertible notes, 2004 and 2005 Debentures, all security interests in the property of Ener1 were terminated.

Gain (loss) on derivative Liabilities:  Following the provisions of SFAS 133 and EITF 00-19, we concluded that the conversion feature of our 2004 Debentures and 2005 Debentures and the warrants associated with the 2005 Debentures should be treated as separate derivative liabilities on the balance sheet.  When the 2004 Debentures and 2005 Debentures were converted into shares of Ener1 common stock they no longer were treated as derivative liabilities and the fair value of each derivative was marked to market and the gain of $3,936,000 on derivative liabilities was recorded.

Loss on foreign currency transactions:  Foreign currency transactions are transactions denominated in a currency other that the entity’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency in which a transaction is denominated increases or decreases the expected cash flow creating a foreign currency transaction gain or loss.

Minority interest in consolidated subsidiaries

Amounts pertaining to the minority ownership interest held by third parties in the operating results of our majority owned subsidiaries are reported as minority interest in consolidated subsidiaries.

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Minority interest	$(1,495)	$(59)	$(1,554)	$(2,001)	$506	-25%

The minority interest for Ener1 of $1,495,000 and $2,001,000 for the years ended December 31, 2008 and 2007 respectively, represents the dividends and accretion on the Series A Preferred Stock of EnerDel.  The decrease of $506,000 is directly attributable to the early redemption of the EnerDel Series A Preferred stock in August 2008. The minority interest for Enertech represents the 17% of Enertech’s operating losses which is owned by the minority interest holders.

Net loss

Ener1’s net loss for the years ended December 31, 2008 and 2007 is as follows:

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Net loss	$(42,794)	$(161)	$(42,955)	$(51,710)	$8,916	-17%

The decrease in net loss of $8,916,000 or 18% is primarily attributable to the decrease in other expenses of $21,138,000, the increase in gross profit of $897,000 and the decrease in minority interest of $506,000.  This net decrease of $22,541,000 has been partially offset by the increase in operating expenses of $13,625,000 for a net decrease in the net loss of $8,916,000.

Liquidity and Capital Resources

Cash Flow Summary

At December 31, 2008, we had working capital of $4,555,000 with available cash on hand of $11,229,000 and restricted cash of $2,976,000.  During the year ended December 31, 2008, we experienced a decrease in cash and cash equivalents of $10,621,000 which was funded through our cash on hand and our financing activities which was primarily from $29,700,000 in proceeds from the exercise of warrants.

The following information is a summary of consolidated cash flows for Ener1 presented in thousands:

	2008	2007	$ Change	% Change
Operating activities	$(24,121)	$(26,692)	$2,571	-10%
Investing activities	(10,799)	(495)	(10,304)	2082%
Financing activities	24,112	51,722	(27,610)	-53%
Effects of exchange rates on cash and cash equivalents	187	-	187	100%
Net (decrease) increase in cash and cash equivalents	$(10,621)	$24,535	$(35,156)	-143%
Cash and cash equivalents - beginning balance	24,826	291	24,535	99%
Cash and cash equivalents - ending balance	$14,205	$24,826	$(10,621)

Operating activities

We used $24,121,000 in cash for operating activities, comprised of a net loss of $42,955,000 offset by non-cash items of $15,294,000 and a net increase in certain operating assets and liabilities of $3,540,000.  The non-cash items consist primarily of $9,420,000 in accretion of discounts on debentures and notes, $2,983,000 in stock based compensation expense and $2,020,000 in depreciation and amortization, which is partially offset by the gain on derivative liabilities of $3,936,000.

The increase in certain operating assets and liabilities is primarily due to the increase in accounts payable and accrued expenses of $5,405,000, partially offset by the increase in accounts receivable of $1,222,000 and the increase in inventory of $1,050,000.  Our accounts receivable have been increasing due to the slow paying nature of certain federal government agencies with whom we have cost sharing arrangements.  Subsequent to December 31, 2008, we have collected approximately $1,626,000 or 96% of our government based accounts receivable.

Investing activities

Cash used in investing activities increased $10,799,000 primarily due to $14,115,000 in capital expenditures and equipment deposits and $1,121,000 in direct costs for acquisitions, partially offset by $5,028,000 in cash received in the acquisition of Enertech.  As of December 31, 2008, we have incurred $21,324,000 in purchases for plant and equipment comprised of $10,713,000 in capital expenditures, $3,402,000 in equipment deposits and $7,209,000 (non-cash) in leased equipment pursuant to capital leases.

Our equipment is leased under a $7.0 million master equipment lease agreement with an unrelated third party.  Under the terms of the agreement we may lease newly acquired equipment to be used in connection with the manufacturing of lithium-ion batteries.  At December 31, 2008, we lease certain machinery and production equipment totaling $7.2 million, which includes the purchase option that management intends to exercise at the end of lease term.  Each lease bears interest at 10% with a three year term.

In connection with the master equipment lease agreement we are obligated to issue shares of Ener1 common stock in the amount of $42,857 for each $1 million drawn under the $7.0 million agreement up to an aggregate value of $300,000.  As of December 31, 2008, we have issued 38,141 shares of common stock valued at $281,000.  In addition, as a commitment fee, we issued 17,559 shares of Ener1 common stock upon the receipt of the commitment letter from the lessor and the value of $105,000 was recorded to interest expense.

Financing activities

Financing activities provided $24,112,000 in cash primarily from the exercise of options and warrants which provided $30,980,000 partially offset by $8,000,000 expended for the redemption of EnerDel’s Series A Preferred Stock.

In connection with our equity private placement in November 2007, we issued 8,228,578 warrants with an exercise price of $5.25 and an expiration date of May 19, 2008.  Through the expiration date, 5,657,149 warrants were exercised resulting in cash proceeds of $29,700,000.  The remaining 2,571,429 warrants expired unexercised on May 19, 2008.

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

Also during the first quarter of 2008, Ener1 Group converted the outstanding principal and accrued interest of $13,845,000 into 3,955,634 shares of Ener1’s common stock at a conversion price of $3.50 per share, on a post-split basis.  The original principal amount at inception was $11,960,000 with maturity in the second quarter of 2009.  As an inducement to convert debt, we issued 142,858 warrants to Ener1 Group with an exercise price of $5.95 per share, on a post-split basis.  The warrants are exercisable at any time through March 2013.  The fair value of the warrants, using a Black-Scholes pricing model, of $680,000 was recorded to interest expense during the year ended December 31, 2008.

In December 2008, we entered into a line of credit agreement with Ener1 Group, our majority shareholder, for $30,000,000 over a period of 18 months or until we complete a public equity offering, whichever occurs first.  Through March 31, 2009, we can borrow up to $10,000,000, in $500,000 increments.  Subsequent to March 31, 2009, we may borrow up to the face amount of $30,000,000 All funds borrowed will bear interest at a rate of 8.0% per annum.  In February 2009, we borrowed $5,000,0000 million from this line of credit.

As a commitment fee, we issued to Ener1 Group warrants to purchase up to 1,250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire in December 2010.  Using a Black-Scholes pricing model to value the warrants the fair value of $5,100,000 was recorded to deferred financing costs at December 31, 2008 which will be amortized to interest expense over 18 months.  In addition to the commitment fee, we are also obligated to issue to Ener1 Group warrants to purchase additional shares of Ener1 common stock each time we borrow funds from this line of credit.  In connection with the February 2009 borrowing, we issued to Ener1 Group warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants expire in February 2011 and using a Black-Scholes pricing model the fair value of $874,000 has been recorded as a reduction in proceeds and is amortized to interest expense over the term of the line of credit of 18 months.

Liquidity

We continue to manage our business to develop our products and establish our manufacturing capacity at a level to attract customers while reserving the expansion of our capacity and workforce until such time as we receive firm customer orders.  In addition to our available cash on hand, additional sources of liquidity include committed credit lines for equipment purchases and operating expenses as well as access to the public debt and equity markets.  We continue to balance our cash and financing uses through investment in our planned operations, equipment purchases, acquisition activity and redemption of certain securities.

We expect that United States government programs will fund a significant increase in investment in the domestic battery business and related supplier markets, and we expect to benefit from these programs due to our presence as a United States based manufacturer.  If granted, these funds will be designated to increase our battery manufacturing capacity above and beyond our existing plans.

In February 2009, the United States government approved a stimulus plan which included $2 billion of grants for development of battery manufacturing capability.  Under this plan in February 2009, the DOE's National Energy Technology Laboratory announced that it intends to issue, on behalf of the DOE Office of Energy Efficiency and Renewable Energy, a Funding Opportunity Announcement entitled "Automotive Battery Manufacturing Initiative.  The program, if adopted, will provide grants that support the construction of United States-based battery manufacturing infrastructure for lithium-ion and other advanced batteries used in electric drive vehicles. The program’s goal is to create a domestic battery manufacturing capability to support broad implementation of new hybrid and electric drive vehicles.

In addition, in December 2008, we applied for a $480 million loan under the Advanced Technology Vehicle Manufacturing Incentive Program (“ATVM”) to increase our battery manufacturing capacity in Indiana.  We are currently providing additional information to the DOE pursuant to the application process.  The ATVM was created under Section 136 of the Energy Independence and Security Act of 2007.   In addition, there are additional loan guarantee programs available under Title XVII of the of the Energy Policy Act of 2005 for projects that reduce air pollutants or man-made greenhouse gas emissions, and that employ new or significantly improved technologies compared to commercial technologies currently in service in the U.S.  The guarantee program specifically includes guarantees for production facilities for fuel-efficient vehicles, including hybrid vehicles.  We have not to date applied for loan guarantees under the Title XVII program.

We expect to receive $8.6 million from our active cost-sharing arrangements from DOD and DOE and USABC through March 2010, which will reduce our future research and development expenses.  We have purchase orders at December 31, 2008 to purchase up to $6.4 million for capital expenditures during 2009.

Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions and our credit rating. In recent months, the market has experienced significant price and volume fluctuations.  To date, we have not experienced any limitations in our ability to access these sources of liquidity, although we expect that the recent upheaval experienced by the debt and equity markets are likely to adversely affect our ability to procure such financing.

We are continually monitoring the financial institutions that hold our cash and cash equivalents.   Our emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

We believe we have sufficient capital to continue our planned operations for 12 months from our balance sheet date of December 31, 2008.  We plan to utilize our line of credit with Ener1 Group to fund operations and the purchase of certain production equipment and manufacturing plant assets.  We continue to integrate Enertech’s operations into our existing business and it may take time before we realize the synergies and potential cost savings from this acquisition.  Enertech has adequate operational funding and also has access to facilities with several banks for short term working capital and equipment purchases.

Application of Critical Accounting Policies

The preceding discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an on-going basis, we evaluate our estimates and assumptions, including but not limited to those related to the impairment of long-lived assets, reserves for doubtful accounts and inventory obsolescence, provision for income taxes, revenue recognition and certain accrued liabilities. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies are described in the notes to our Consolidated Financial Statements.  This summary of critical accounting policies is presented to assist in understanding our financial statements and the major estimates and assumptions used.  Management believes the following are its most critical accounting policies because they require more significant judgments and estimates in preparation of its consolidated financial statements.

Intangible Assets and Goodwill

Intangible assets and goodwill are comprised of certain definite and indefinite lived assets.  Definite lived intangible assets, including patents, technology and customer relationships are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Goodwill which represents the excess of cost over fair value of assets of businesses acquired, which is our only indefinite lived intangible asset is not amortized but evaluated annually (or more frequently) for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

Under the guidance of SFAS No. 142, we are required to test for impairment intangible assets with indefinite lives at least annually.  Our only intangible asset with an indefinite life is goodwill, which was acquired in August and October 2008 as part of the acquisition of the remaining 19.5% interest in EnerDel and the 83% majority interest in Enertech.  We decided to test this goodwill annually on October 1st, the first day of our fourth quarter of each year, commencing October 1, 2009, unless an event occurs that would cause us to believe the value is impaired at an interim date.  As of December 31, 2008, no such event occurred.

We will continue to evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable. In evaluating impairment we may estimate the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. A significant change in cash flows in the future could result in an impairment of goodwill.

In addition to goodwill, third party valuations were obtained for both the acquisition of Enertech and the acquisition of the remaining 19.5% interest in EnerDel which resulted in intangible assets being recorded.  These separately identifiable intangible assets include patents, patented and unpatented technology, and customer relationships. Methods used to value these intangible assets included the relief from royalty method, the residual earnings method, and the multi-period excess earnings method. Estimated useful lives were determined using various assumptions including expected product life cycles, projected rates of sales replacement and the rate of deterioration for forecasted revenues.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the recoverability of the carrying value of our long-lived assets, consisting primarily of buildings, machinery and equipment, based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate an impairment then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets.

In assessing the recoverability of these assets, we must project estimated cash flows, which are based on various operating assumptions.  Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends. The projections assume that general economic conditions will continue unchanged throughout the projection period and that their potential impact on capital spending and revenues will not fluctuate.

Our review of the carrying value of our tangible long-lived assets at December 31, 2008 and 2007 indicates that the carrying value of these assets will be recoverable through estimated future cash flows.

Revenue Recognition

We recognize revenue when an arrangement exists, prices are determinable, services and products are rendered or delivered and collectibility is reasonably assured.  We generally recognize revenue from research and development cost-sharing arrangements with federal government agencies as a reduction of research and development expenses.  We generally recognize revenue from research and development cost-sharing arrangements with commercial entities that are longer term in nature using the percentage of completion method.  To date, these contracts have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses as opposed to cost of sales.

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

Derivative Instruments

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires all derivatives to be recorded on the balance sheet at fair value.  These derivatives, including embedded derivatives, are separately valued and accounted for on our balance sheet.

EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, requires freestanding contracts that are settled in a company's own stock, including warrants to purchase common stock, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in the company’s results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

Following the guidance of SFAS No. 133 and EITF 00-19, we determined the conversion feature of our 2004 Debentures and 2005 Debentures and the warrants associated with the 2005 Debentures should be treated as separate derivative liabilities on our balance sheet under current liabilities.  Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities.  Fair values of the derivative liability associated with the conversion features are determined using market based lattice pricing models incorporating readily observable market data and management assumptions.   Fair values of the derivative liabilities associated with the warrants are determined using a Black-Scholes Model.

Recent Accounting Pronouncements

Adopted Accounting Standards

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

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”).  SAB 110 amends SAB 107 and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS No. 123R.   SAB 110 is effective for stock options granted on or after January 1, 2008.  Ener1 will continue to use the simplified method until there is sufficient historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

Future Adoption of Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on January 1, 2009 and Ener1 is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations, if any, for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective January 1, 2009 and Ener1 is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated financial statements.

In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective January 1, 2009 and Ener1 is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial statements.

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-05 is effective January 1, 2009 and Ener1 is currently evaluating the impact of the adoption of EITF 07-05 for certain financing warrants that contain exercise price adjustment features.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

This Item 7 is not applicable to us as, pursuant to Item 305(e) of Regulation S-K, a smaller reporting company is not required to provide the information required by Item 305 of Regulation S-K.

Item 8.         Financial Statements

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ener1, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Ener1, Inc. (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2009, expressed an unqualified opinion.

/s/  MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ener1, Inc.
New York, New York

We have audited Ener1, Inc.’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying  “Management’s Evaluation of Internal Control over Financial Reporting.”  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

Management excluded from its assessment of the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting, the disclosure controls and procedures and internal controls for the Enertech International, Inc.  Management was unable to assess the effective of the disclosure controls and procedures and internal control over financial reporting of the Enertech businesses because of the integration of the business since its acquisition effective November 1, 2008.  Management expects to update its assessment of the effectiveness of the disclosure controls and procedures and internal control over financial reporting to include the Enertech businesses as soon as practicable.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with the generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of the company, and our report dated March 12, 2009, expressed an unqualified opinion.

/s/  MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2009

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents (including restricted cash of $2,976 and $0)	$14,205	$24,826
Accounts receivable, net of allowance for doubtful accounts of $915 and $0	7,006	102
Inventory, net of allowance for obsolescence of $483 and $0	10,202	-
Prepaid expenses and other current assets	1,199	702
Total current assets	32,612	25,630

Property and equipment, net of accumulated depreciation of $2,728 and $1,255	39,513	4,287
Deferred financing costs, net of amortization of $0 and $5,596	5,088	835
Intangible assets, net of accumulated amortization of $568,000 and $0	15,246	-
Goodwill	48,674	-
Other	598	549
Total assets	$141,731	$31,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$16,322	$3,799
Accrued income taxes payable	318	-
Short term borrowings	9,414	315
Capital lease obligations, current portion	2,003	-
Derivative liabilities	-	10,144
Total current liabilities	28,057	14,258

Other long-term payables	1,093	-
Deferred income tax liabilities	397	-
Long term borrowings	795	-
Capital lease obligations, less current portion	4,580	-
Convertible bonds	396	-
Convertible notes, net of discount of $0 and $5,250, related party	-	8,315
2004 convertible debentures, net of discount of $0 and $3,597	-	6,037
2005 convertible debentures, net of discount of $0 and $940	-	1,141
Total liabilities	35,318	29,751
Redeemable preferred stock
EnerDel, Inc. Series A Preferred, $0.01 par value, 500,000 shares authorized, liquidation preference $8,000. Shares issued and
outstanding; -0- and 8,000	-	8,577

Minority interest	3,517	-
Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 175,714,286 shares authorized,
113,074,478 and 92,597,178 issued and outstanding (1)	1,132	926
Paid in capital	383,367	233,700
Accumulated deficit	(283,113)	(241,653)
Accumulated other comprehensive income	1,510	-
Total stockholders' equity (deficit)	102,896	(7,027)
Total liabilities and stockholders' equity (deficit)	$141,731	$31,301

(1)	The shares of common stock authorized, issued and outstanding have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2008	2007
Net sales	$6,848	$280
Cost of sales	4,661	-
Gross profit	2,187	280

Operating expenses:
General and administrative	11,578	8,265
Research and development, net of proceeds from grants of $3,835 and $910	22,902	11,948
Warrant modification expense	-	583
Depreciation and amortization	1,612	530
Total operating expenses	36,092	21,326
Loss from operations	(33,905)	(21,046)

Other income (expense):
Interest expense	(12,026)	(17,233)
Interest income	480	121
Equity in loss of EnerStruct, Inc.	-	(40)
Other	189	26
Gain (loss) on derivative liabilities	3,936	(11,537)
Loss on foreign currency transactions	(259)	-
Total other expenses	(7,680)	(28,663)

Loss before income taxes	(41,585)	(49,709)
Income tax benefit	(184)	-
Net loss before minority interest	(41,401)	(49,709)
Minority interest in consolidated subsidiaries	(1,554)	(2,001)
Net loss	(42,955)	(51,710)
Preferred stock dividends	-	(10,227)
Net loss attributable
to common shareholders	$(42,955)	$(61,937)

Net loss per share:
basic and diluted	$(0.42)	$(0.85)

Weighted average shares outstanding:
basic and diluted (1)	103,382	72,922

(1)	Share and per share data for the year ended December 31, 2007 has been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2008
(In thousand except share data)

					Accumulated	Total
					Other	Stockholders'
	Common Stock		Paid In	Accumulated	Comprehensive	Equity
	Shares (1)	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance December 31, 2006	59,623,153	$596	$141,085	$(191,944)	$-	$(50,263)

Employee stock options exercised	14,286	-	-	-	-	-
Shares issued in payment of services	331,207	3	587	-	-	590
Stock-based compensation expense	-	-	1,365	-	-	1,365
Accretion of discount on preferred stock	-	-	(783)	-	-	(783)
Accrued dividends on preferred stock	-	-	(1,066)	-	-	(1,066)
Warrants exercised by Ener1 Group	5,929,007	59	9,847	-	-	9,906
Shares purchased by Ener1 Group	6,057,688	61	12,660	-	-	12,721
Shares purchased by investors in private placement	9,142,857	91	29,314	-	-	29,405
Warrant modification expense	-	-	583	-	-	583
Warrants issued to UTE	-	-	18	-	-	18
Warrants issued to related party in connection
with debt placement services	-	-	3,236	-	-	3,236
Shares issued in connection with EnerStruct	533,333	5	928	-	-	933
Shares issued for senior debenture conversions	4,304,006	43	22,167	-	-	22,210
Acceleration of discount related to conversion of senior debentures	-	-	(9,740)	-	-	(9,740)
Reduction in derivative liability related to conversions of
senior debentures	-	-	8,556	-	-	8,556
Shares issued for Series B preferred stock conversions	6,661,641	68	8,566	-	-	8,634
Deemed preferred stock dividends	-	-	8,378	-	-	8,378
Net loss (including preferred dividends payable to minority
interest owner charged to paid in capital)	-	-	(2,001)	(49,709)	-	(51,710)
Balance December 31, 2007	92,597,178	$926	$233,700	$(241,653)	$-	$(7,027)

Comprehensive loss:
Net loss (including preferred dividends payable to
minority interest owner charged to paid in capital)	-	-	(1,495)	(41,460)	-	(42,955)
Effects of exchange rates on consolidation	-	-	-	-	1,510	1,510
Total comprehensive loss						(41,445)
Shares issued for exercise of options and warrants	6,326,839	63	30,917	-	-	30,980
Shares issued for debt origination costs	55,700	1	385	-	-	386
Shares issued for payment of services	24,243	-	200	-	-	200
Shares issued for conversions of senior debentures	2,257,741	23	12,068	-	-	12,091
Shares issued for conversions of Ener1 Group
convertible notes	3,955,634	40	13,805	-	-	13,845
Shares issued for acquisition of Enertech	5,000,000	50	36,775	-	-	36,825
Warrants issued for acquisition of Enertech	-	-	8,781	-	-	8,781
Shares issued for acquisition of remaining 19.5% interest in EnerDel	2,857,143	29	31,564	-	-	31,593
Reduction in derivative liability related to
conversion of senior debentures	-	-	6,208	-	-	6,208
Acceleration of discount related to
conversion of senior debentures	-	-	(3,974)	-	-	(3,974)
Intrinsic value of beneficial conversion feature for
Ener1 Group convertible notes	-	-	3,608	-	-	3,608
Warrants issued to related party in connection
with inducement to convert debt	-	-	680	-	-	680
Warrants issued to related party for commitment fee
for revolving line of credit facility	-	-	5,088	-	-	5,088
Redemption of EnerDel Series A Preferred Stock	-	-	2,073	-	-	2,073
Stock-based compensation expense	-	-	2,984	-	-	2,984
Balance December 31, 2008	113,074,478	$1,132	$383,367	$(283,113)	$1,510	$102,896

(1)	The shares of common stock issued and outstanding as of December 31, 2006 and 2007 has been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007

Operating activities:
Net loss	$(42,955)	$(51,710)
Adjustments to reconcile net loss to cash used in operating activities:
(Gain) loss on derivative liabilities	(3,936)	11,537
Minority interest in and preferred dividends of consolidated subsidiary	1,554	2,001
Non-cash accretion of discounts on debentures and notes	9,420	8,008
Non-cash interest expense related to financing costs	954	2,227
Non-cash interest expense related to convertible notes and advances
from related party	279	1,237
Non-cash inducement for debt conversions and equity investments	883	583
Depreciation and amortization	2,020	530
Stock-based compensation expense	2,983	1,684
Shares issued in connection with EnerStruct	-	933
Loss on foreign currency transactions, net	259	-
Other non-cash expenses	878	50
Changes in certain operating assets and liabilities:
Accounts receivable	(1,222)	50
Inventory	(1,050)	-
Accounts payable and accrued expenses	5,405	(1,710)
Interest payable	-	(1,300)
Changes in current assets, liabilities and other, net	407	(812)
Net cash used in operating activities	(24,121)	(26,692)

Investing activities:
Capital expenditures and equipment deposits	(14,115)	(569)
Cash paid for acquisition of remaining 19.5% interest in EnerDel	(600)	-
Cash received in acquisition of Enertech	5,028	-
Direct costs for acquisitions	(1,121)	-
Cash proceeds from sale of assets	9	74
Net cash used in investing activities	(10,799)	(495)

Financing activities:
Proceeds from borrowings, net of costs	1,802	5,177
Proceeds from exercise of options and warrants	30,980	5,206
Proceeds ($12,721 from related party) from sale of stock , net of costs	-	42,126
Redemption of EnerDel Series A Preferred Stock	(8,000)	-
Repayments of capital leases	(355)	-
Repayment of notes payable and bank installment loan	(315)	(787)
Net cash provided by financing activities	24,112	51,722

Effect of exchange rate changes on cash and cash equivalents	187	-
Net (decrease) increase in cash and equivalents	(10,621)	24,535
Cash and cash equivalents - beginning balance	24,826	291
Cash and cash equivalents - ending balance	$14,205	$24,826

Cash paid during the year for:
Interest	$421	$7,062
Income taxes	2	-

See notes to consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities

Non-cash investing and financing activities:
Shares issued for conversion of senior debentures	$11,715	$22,210
Shares issued for conversion of senior debentures interest	174	-
Acceleration of discount related to conversion of senior debentures	(3,974)	(9,740)
Reduction in derivative liability related to conversion of senior debentures	6,208	8,556

Shares issued for conversion of convertible notes	11,960	-
Shares issued for conversion of convertible notes interest	1,885	-
Beneficial conversion value related to conversion of convertible notes	3,608	-
Warrants issued in connection with the commitment of related party debt	5,088	3,236

Shares issued for acquisition of Enertech	36,825	-
Warrants issued for acquisition of Enertech	8,781	-
Transaction costs related to the acquisition of Enertech	655
Shares issued for acquisition of 19.5% interest in EnerDel	22,429	-
Warrant modification for acquisition of 19.5% interest in EnerDel	195	-
Reduction in accounts payable in connection with acquisition of minority interest	163	-

Borrowings pursuant to capital lease obligations	7,209	-
Shares issued for capital lease obligations	385	-

Redemption of EnerDel Series A Preferred Stock	2,073	-

Shares issued for Series B preferred stock conversions	-	8,634
Accrued dividends on preferred stock	-	(1,066)
Deemed preferred stock dividends	-	8,378
Accretion of discounts on preferred stock	-	(783)

Cashless exercise of options and warrants	-	1
Notes payable issued for settlement of leasehold	-	509
Warrants issued for settlement of leasehold	-	18
Notes payable issued for purchased research and development	-	370
Reduction of accounts payable for stock and notes payable	-	429
Reduction of advances for exercise of warrants	-	4,700

See notes to consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Ener1, Inc. (“Ener1”), a Florida corporation, was founded in 1985 and is headquartered in New York.  In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in Ener1 and owns approximately 57% of the outstanding common stock of Ener1 as of December 31, 2008.

All share related information presented in the Consolidated Financial Statements and the notes have been adjusted to reflect a 1 for 7 reverse stock split, which became effective on April 24, 2008.  In August 2008 and December 2008, the authorized number of common shares was increased to 150,714,286 and 175,714,286, respectively.

Ener1 is the parent company to its wholly-owned subsidiaries; (i) EnerDel, Inc. (“EnerDel”) a Delaware corporation, (ii) EnerFuel, Inc. (“EnerFuel”) a Florida corporation, (iii) NanoEner, Inc. (“NanoEner”) a Florida corporation, (iv) EnerDel Japan, Inc. (“EnerDel Japan”), a Japanese corporation, and (v) Ener1 Battery Company (“Battery Company”) a Florida corporation.  Ener1 currently holds an 89% interest in Enertech International, Inc. (“Enertech”), a Korean corporation.

•
EnerDel, located in Indianapolis, Indiana, develops lithium-ion batteries for automotive, military and other industrial uses.  EnerDel was formed in October 2004 when Ener1 combined its lithium-ion battery assets with assets of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively referred to herein as “Delphi”) into a newly organized corporation, in which Ener1 received an 80.5% ownership interest and Delphi received the remaining 19.5% ownership interest.  In August 2008, Ener1 acquired the remaining 19.5% interest in EnerDel.  See further discussion in Note 3 – Acquisitions.

•
Enertech manufactures lithium-ion battery cells with facilities and equipment located in Chungcheongbuk-do, South Korea and Hackensack, New Jersey.  Enertech was incorporated in March 2001 under the laws of the Republic of Korea.  In October 2008, Ener1 acquired approximately 83% of the fully diluted capital stock of Enertech.  See further discussion in Note 3 – Acquisitions.

•	EnerFuel, located in West Palm Beach, Florida produces fuel cell products and provides fuel cell related technical services. EnerFuel was formed in October 2004.

•
NanoEner, located in Fort Lauderdale, Florida is building prototype equipment that utilizes Ener1’s technology for depositing materials onto battery electrodes as part of the battery cell manufacturing process.  NanoEner was formed in April 2004.

•
EnerDel Japan was formed in September 2007 after the termination of the joint venture with EnerStruct, Inc., (“EnerStruct”) to continue Ener1’s Japanese operations in pursuit of technology development and marketing opportunities for lithium-ion batteries in Japan.  EnerStruct, a Japanese joint venture, was formed in August 2003 and terminated in September 2007, by the owners of the joint venture.

•	Ener1 Battery Company was formed in March 2001 and currently does not have any operations. Certain real estate and equipment assets used by Ener1 are held by the Battery Company.

Note 2 – Significant Accounting Policies

Accounting Policies
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ener1, Inc. and its wholly-owned subsidiaries, as well as its majority-owned subsidiary, Enertech.  The operating results of Enertech have been included since November 1, 2008, the accounting effective date of the acquisition.  Amounts pertaining to the minority ownership interests held by third parties in the operating results and financial position of Ener1’s majority-owned subsidiaries, are reported as minority interest in other liabilities.  All significant intercompany balances and transactions have been eliminated in consolidation.  EnerDel, NanoEner, EnerFuel, EnerDel Japan and Enertech have ongoing operations.

Use of Estimates and Assumptions
Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results and outcomes may differ from management’s estimates and assumptions.

Reclassifications
Certain reclassifications have been made to prior year’s financial statements in order to conform to the current year presentation.

Foreign Currencies
Subsidiaries located outside the U.S. use the local currency as the functional currency. Accordingly, assets and liabilities are translated at exchange rates in effect at the balance sheet date and equity accounts at the historical exchange rates.  Income and expense accounts are translated at average exchange rates during the year. Resulting translation gains or losses are included in comprehensive income as a separate component of stockholders’ equity.  At December 31, 2008, accumulated foreign currency translation adjustments were $1,510,000.  Foreign currency transaction gains and losses are recognized in other income and expenses at the time they occur.  Ener1 recorded foreign currency transaction losses of $259,000 for the year ended December 31, 2008. There were no material foreign currency related transactions prior to January 1, 2008.

Cash and Cash Equivalents and Restricted Cash
Ener1 considers liquid instruments purchased with a maturity of three months or less to be cash and cash equivalents.  Cash and equivalents consist of cash on deposit with domestic and foreign banks and, at times, may exceed federally insured limits.

Restricted cash represents amounts maintained with foreign banks that are pledged to guarantee short term and long term borrowings.  Restricted cash totaled $2,976,000 and $0 at December 31, 2008 and 2007, respectively.

Accounts Receivable
Ener1 establishes an allowance for doubtful accounts through a review of several factors including historical collection experience, current aging status of the customer accounts and financial condition of the customers.

Accounts receivable are presented net of an allowance for doubtful accounts of $915,000 and $0 at December 31, 2008 and 2007, respectively. Of the total allowance of $915,000 at December 31, 2008, one customer accounts for $542,000.  Based on the information available to Ener1, management believes the allowance for doubtful accounts at December 31, 2008 is adequate. However, actual write-offs may exceed the recorded allowance.

Inventory
Inventory is stated at the lower of cost or market, with cost determined under the first-in, first-out method, except for inventory at foreign subsidiaries which are determined using the weighted average method.  Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventory.  Ener1 regularly reviews inventory on hand and, when necessary, records a provision for excess or obsolete inventories based on an assessment of future demand.  Inventories are presented net of a reserve for obsolescence of $483,000 and $0 at December 31, 2008 and 2007, respectively.  Actual results could differ from this estimate.

The following table reflects the components of inventory at December 31, 2008 and 2007 (in thousands):

	2008	2007

Finished goods	$5,152	$-
Work in process	783	-
Raw materials and supplies	4,750	-
Total inventory	10,685	-
Less: valuation allowance	(483)	-
Inventory, net	$10,202	$-

Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method and commences when the asset is placed in service. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Upon the sale of an asset, the cost and related accumulated depreciation are removed from the balance sheet, and any gains or losses on those assets are reflected in the accompanying consolidated statement of operations of the respective period.

At the inception of a lease the agreement is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty.

The straight-line method estimated useful lives are as follows:

Buildings and improvements	30 ~ 39 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Machinery and equipment	5 ~ 10 years
Office equipment, furniture and other	3 ~ 7 years
Vehicles	4 ~ 7 years

Intangible Assets and Goodwill
Intangible assets and goodwill are comprised of certain definite and indefinite lived assets.  Definite lived intangible assets, including patents, technology and customer relationships are amortized over the estimated useful life of the asset and reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Goodwill, which represents the excess of cost over fair value of assets of businesses acquired, which is our only indefinite lived asset is not amortized but evaluated annually (or more frequently) for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

Definite Lived Intangible Assets
Definite lived intangible assets consist of patents, technology and customer relationships which were recorded at the date of acquisition of EnerDel and Enertech, during 2008.  Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the intangibles assets estimated useful life. The estimated useful lives for the intangible assets are as follows:

Patents	10 years
Patented and unpatented technology	10 years
Electric vehicle battery technology	4.2 years
Customer relationships	2.2 years

Ener1 periodically reviews the estimated useful lives of its identifiable intangible assets, taking into consideration any events or circumstances that might result in a lack of recoverability or revised useful life.

Indefinite lived asset
Under the guidance of SFAS No. 142, Ener1 is required to test for impairment intangible assets with indefinite lives at least annually.  Our only intangible asset with an indefinite life is goodwill, which was acquired in August and October 2008 as part of the acquisition of the 19.5% minority Interest in EnerDel and the 83% majority interest in Enertech.  Ener1 has determined to test this goodwill annually, on October 1st, the first day of Ener1’s fourth quarter of each year, commencing October 1, 2009, unless an event occurs that would cause us to believe the value is impaired at an interim date.  At December 31, 2008, no such event has occurred.

Ener1 will continue to evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable.  In evaluating impairment estimates of the sum of expected future cash flows derived from such goodwill may be used.  Such evaluations for impairment are significantly impacted by estimate of future revenues, costs and expenses and other factors.  A significant change in cash flows in the future could result in an impairment of goodwill.

Impairment of Long-lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, Ener1 evaluates the recoverability of the carrying value of its long-lived assets based on estimated undiscounted cash flows to be generated from such assets. If the undiscounted cash flows indicate impairment occurred then the carrying value of the assets evaluated is written-down to the estimated fair value of those assets.

In assessing the recoverability of these assets, projections of estimated cash flows must be made, which are based on various operating assumptions.  Management develops these cash flow projections on a periodic basis and reviews the projections based on actual operating trends.  The projections assume that general economic conditions will continue unchanged throughout the projection period and that the potential impact on capital spending and revenues will not fluctuate.

Ener1’s review of the carrying value of its tangible long-lived assets at December 31, 2008 and 2007 indicates that the carrying value of these assets will be recoverable through estimated future cash flows.

Other Long-Term Payables
Certain grants received from the Korean government are refundable, depending on the successful development and commercialization of the technology or products, and a company receiving such government grant is required to refund approximately 20% of the grants received.  The refundable government grants at December 31, 2008 was $161,000 and is reflected in the accompanying consolidated balance sheet in other-long term payables.

Severance Benefit
In accordance with the laws of the Republic of Korea, after one year of service, employees and directors of Enertech are entitled to receive a lump-sum payment upon termination of their employment with Enertech based on the length of service and rate of pay at the time of termination.  The annual severance benefit expense charged to expense is calculated based on the net change in the accrued severance benefit payable at the balance sheet date based on the guidance of EITF 88-1, Determination of Vested Benefit Obligation for a Defined Benefit Pension Plan.

The accrued severance benefit payable at December 31, 2008 was $932,000 and is reflected in the accompanying consolidated balance sheet in other-long term payables.  The annual accrued benefit expense for the two month period ended December 31, 2008 was $120,000.

Derivative Instruments
Ener1 follows the provision in SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock and determined that the conversion feature of senior secured convertible debentures and certain warrants associated with the debentures should be treated as separate derivative liabilities.  During the three months ended March 31, 2008, the debentures converted and were no longer treated as derivative liabilities including the certain warrants associated with the debentures.  The fair value of each derivative was marked to market and gain on derivative liabilities was recorded.

The fair values of the derivative liability associated with the senior secured convertible debentures was determined using market based lattice pricing models incorporating readily observable market data and management assumptions.   The fair values of the derivative liabilities associated with the warrants were determined using a Black-Scholes Model.

Ener1’s foreign subsidiary has derivative instruments for managing exposure to foreign currency primarily to hedge the foreign exchange risk arising from accounts receivable from domestic subsidiaries.  These derivative instruments are measured at fair value as they are not designated as hedges based on the criteria established by SFAS No. 133, and gains or losses from changes in the fair value are recognized in earnings.

Comprehensive Income
Ener1 is required to report its comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, (“SFAS No. 130”).  Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity.  A consolidated statement of changes in stockholders’ equity and comprehensive income has been presented as Ener1 has components of other comprehensive income, such as foreign currency translation adjustments.

Fair Value of Financial Instruments
The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivables, inventory, accounts payable and accrued expenses, short term borrowings and capital lease obligations approximate fair value due to the relatively short period to maturity for these instruments.  The long term borrowings approximate carrying value since the related rates of interest approximate current market rates.

Concentrations of credit risk
Financial instruments that potentially expose Ener1 to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable.  Ener1 continually monitors the financial institutions that hold the cash and cash equivalents.   The emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.  Diversifying our cash and cash equivalents among counterparties minimizes exposure to any one of these entities.

Ener1 maintains cash balances at several banks.  Accounts at domestic institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 and the Temporary Liquidity Guarantee Program, as instituted by the FDIC and the Temporary Guarantee Program for Money Market Funds as instituted by the United States Treasury.  At December 31, 2008, approximately $543,000 was uninsured at domestic institutions.

Accounts at foreign institutions are insured by the Korean Federal Deposit Insurance Corporation (KFDIC) up to approximately $50,000.  At December 31, 2008, approximately $3,228,000 was uninsured at foreign institutions.

Ener1 has been dependent on several large clients for a significant portion of net sales and as such believes it has a concentration of risk.  Sales and accounts receivable from customers accounting for 10% or more of net sales and accounts receivable are as follows (in thousands):

	Sales for the year ended December 31,				Accounts receivable at December 31,
	2008		2007		2008		2007
Symbol Technologies, Inc. (Motorola)	$1,682	25%	N/A	N/A	$1,664	24%	N/A	N/A
Think Global AS	941	14%	76	27%	542	8%	-	0%
	$2,623		$76		$2,206		$0

Revenue Recognition
Revenue is recognized when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss are transferred, collectibility is reasonably assured, product returns are reasonably estimable and there are no remaining significant obligations or customer acceptance requirements.

Revenue from product sales is recognized at the time of shipment when title transfers and risk of loss occurs.  Ener1 offers customers a right of return and reserves for such returns are estimated using historical information.

Proceeds from cost-sharing arrangements with federal government agencies and grants from foreign government agencies are generally recognized as a reduction of research and development expenses.  Revenue from cost-sharing arrangements with commercial entities is generally recognized using the percentage of completion method.  To date, these cost-sharing arrangements with commercial entities have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses, as opposed to cost of sales.

In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, Ener1 recognizes revenue from the sublease of the former corporate offices on a gross basis since Ener1 is the primary obligor in the arrangement and bears the credit risk.  Sublease income for the year ended December 31, 2008 totaled approximately $85,000 and has been recorded to net sales in the accompanying statements of operations.

Cost of Sales
Cost of sales includes manufacturing and distribution costs for products sold, depreciation, inventory write-downs and costs associated with the delivery of products.  Depreciation expense included in cost of goods sold for the years ended December 31, 2008 and 2007 was $408,000 and $0, respectively.

Research and Development
Research and development expenses include payroll, employee benefits, stock-based compensation and other direct and indirect costs associated with product developments.  Research and development expenses also include the cost of equipment and other assets used in research and development activities, including a reasonable allocation of overhead expenses associated with various research and development programs.

Research and development costs are expensed as incurred, unless they meet generally accepted accounting criteria for deferral and amortization.  Ener1 reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date.  To date, no research and development costs have been deferred.

Research and developments costs are presented net of proceeds received from research and development contracts with governmental agencies in the amount of $3,835,000 and $910,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

Stock Based Compensation
Ener1 accounts for stock-based compensation issued to employees and non-employees as required by SFAS No. 123R Share Based Payments (“SFAS 123R”) and related interpretations. Under the provisions of this statement, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, usually three years, using the straight-line method.

Income Taxes
Ener1 has adopted the provisions of SFAS 109, Accounting for Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Historically, Ener1 and its subsidiaries have filed consolidated federal income tax returns and certain state tax returns with Ener1 Group.  In October 2007, Ener1 Group’s ownership of Ener1 declined below 80% and as a result they will not file consolidated returns after such date.

Ener1 adopted the provisions of FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 includes the provisions that interest penalties recognized in accordance with FIN 48 may be classified in the financial statements as either income taxes or interest expense. Our policy is to recognize such items as interest expense.

Earnings per Share
In accordance with SFAS No. 128, Earnings per Share (“SFAS 128”), basic earnings per share (“EPS”) is computed by dividing the net loss attributable to common shareholders for the period by the weighted average number of shares outstanding. Diluted EPS is computed by dividing net income loss attributable to common shareholders by the weighted average number of shares outstanding including the effect of share equivalents.

Common share equivalents consist of shares issuable upon the exercise of certain common stock purchase warrants, stock options, convertible notes and senior convertible debentures.  These common share equivalents have been excluded from the computation of earnings per share due to their antidilutive effect as Ener1 has reflected a net loss for the years ended December 31, 2008 and 2007, respectively.  Accordingly, the basic and diluted EPS are the same.

Recently Issued Accounting Standards

Adopted Accounting Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States, and expands disclosures about fair value measurements.  This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Position (FSP) FSP 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods for those fiscal years.  We are currently evaluating the impact that SFAS No. 157 will have on the consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009.

In December 2007, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110, Share-Based Payment (“SAB 110”).  SAB 110 amends SAB 107 and allows for the continued use, under certain circumstances, of the “simplified method” in developing an estimate of the expected term on stock options accounted for under SFAS No. 123R.   SAB 110 is effective for stock options granted on or after January 1, 2008.  Ener1 will continue to use the simplified method until there is sufficient historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

Future Adoption of Accounting Standards
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that require disclosure that clearly identifies and distinguishes between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on January 1, 2009 and Ener1 is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations, if any, for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. This statement applies to all entities and all derivative instruments. SFAS 161 is effective January 1, 2009 and Ener1 is currently evaluating the potential impact, if any, of the adoption of SFAS 161 on its consolidated financial statements.

In May 2008, FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1").  FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective January 1, 2009 and Ener1 is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial statements.

In June 2008, FASB ratified EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-05 is effective January 1, 2009 and Ener1 is currently evaluating the impact of the adoption of EITF 07-05 for certain financing warrants that contain exercise price adjustment features.

Note 3 – Acquisitions

Majority interest in Enertech International, Inc.
On October 24, 2008, Ener1 acquired approximately 83% of the fully diluted capital stock of Enertech, a Korean based manufacturer of lithium-ion battery cells with manufacturing facilities and equipment located in Chungcheongbuk-do, South Korea and Hackensack, New Jersey.  As a result, the results of operations for Enertech have been included in the consolidated financial statements since November 1, 2008.

To effect the acquisition, Ener1 acquired  all of the outstanding capital stock of TVG Asian Communications Fund II, L.P., a limited partnership organized under the laws of the Cayman Islands (“TVGAC”), and Rosebud Securities Limited, an international business company incorporated under the laws of the British Virgin Islands (“Rosebud,” together with TVGAC, the “Sellers”).  TVGAC and Rosebud own the entire equity interest in each of TVG Saehan Holdings, a limited company incorporated under the laws of the Federal Territories of Labuan, Malaysia (“TVG Saehan”), and TVG SEI Holdings, a limited company incorporated under the laws of the British Virgin Islands (“TVG SEI”).  TVG Saehan and TVG SEI owned 83% of the fully diluted capital stock of Enertech pursuant to their ownership of Enertech’s common stock, warrants and convertible bonds.

Ener1 paid the Sellers $600,000 in cash and issued to the Sellers 5,000,000 shares of Ener1 common stock and warrants to purchase 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share. In addition, Ener1 incurred approximately $1,203,000 of third party transaction costs for total purchase consideration of $47,408,000.  The warrants are immediately exercisable, contain a cashless exercise provision and expire in October 2010.

The acquisition of Enertech has been accounted for under the purchase method of accounting which requires that assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values with the excess being recorded in goodwill, which is assigned to the battery segment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at December 31, 2008:

Current assets	$20,843
Property and equipment	14,984
Other assets	456
Identifiable intangible assets	1,947
Goodwill	29,693
Total assets acquired	67,923

Current liabilities	13,969
Long term liabilities	3,179
Total liabilities assumed	17,148
Minority interest	3,367
Net assets acquired	$47,408

Goodwill has been adjusted as a result of foreign currency translations totaling approximately $783,000 at December 31, 2008 as a result of fluctuations in the Korean Won, which is the local currency of Enertech.

The allocation of the purchase price was based on preliminary estimates and third-party valuations.  Ener1 obtained third-party valuations to provide a preliminary estimate for the fair market value of certain assets purchased.  As a result, part of the purchase price was allocated to specifically identifiable intangible assets.  The following table summarizes the intangible assets purchased in the transaction:

	Estimated Fair Value	Remaining Useful Life
Patents	$83	10 years
Technology	1,028	4.2 years
Customer relationships	836	2.2 years

Total identifiable intangible assets	$1,947

The allocation of the purchase price was based on estimates, as well as third-party valuations.  Estimates and assumptions are subject to change based upon the preparation of final tax returns. The final evaluation, if any, of net assets acquired will be completed no later than one year from the acquisition date and any future changes in the value of the net assets acquired will be offset by a corresponding change in goodwill.

On January 7, 2009, Ener1 filed a registration statement to register the resale of the shares issued to the Sellers, as well as the shares issuable upon the exercise of the warrants and the registration statement became effective on February 5, 2009.  In addition, through January 24, 2009, Ener1 could have been obligated to make a cash payment to the Sellers if it issued common shares at a price less than $7.20 per share.  Such clause has expired and no such cash payment was made.

In January 2009, Ener1 purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, Ener1’s interest in Enertech increased from 83% to 89%, on a fully diluted basis.  The additional ownership interest will be accounted for in accordance with SFAS 141R, Business Combinations.

The following unaudited pro forma condensed combined financial information is based on the historical financial statements of Ener1 and Enertech after giving effect to the acquisition of Enertech. The unaudited pro forma condensed combined statements of operations for the twelve months ended December 31, 2008 is presented as if the acquisition had taken place on January 1, 2008 by combining the historical results of Ener1 and Enertech.

The unaudited condensed combined pro forma results were as follows:

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Year Ended December 31, 2008
(In thousands, except share data)

	Historical Ener1 Year Ended December 31, 2008	Historical Enertech Ten Months Ended October 31, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$6,848	$35,600	$(2,721)	(a)	$39,727
Cost of sales	4,661	30,912			35,573
Gross profit	2,187	4,688	(2,721)		4,154
Operating expense	36,092	4,633	(2,191)	(a), (b)	38,534
Total other expenses	(7,680)	(3,969)	(667)	(c )	(12,316)
Income tax expense (benefit)	(184)	271			87
Net income (loss) before minority interest	(41,401)	(4,185)	(1,197)		(46,783)
Minority interest	(1,554)	-	915	(d)	(639)
Net income (loss)	$(42,955)	$(4,185)	$(282)		$(47,422)
Preferred stock dividends	-	-			-
Net loss attributable to common shareholders	$(42,955)	$(4,185)	$(282)		$(47,422)

Weighted average shares outstanding	103,382		5,000	(e)	108,382

Net income (loss) per share-basic and diluted	$(0.42)				$(0.76)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets for ten months. Two months are included in the historical Ener1 total.
(c)	Increase to interest and discount expense relating to convertible bonds for ten months. Two months are included in the historical Ener1 total.
(d)	Minority interest reflects an adjustment to the allocable portion of pro forma income (loss) before majority interest in Enertech.
(e)	Adjustment to record the weighted average impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

The following unaudited pro forma condensed combined financial information is based on the historical financial statements of Ener1 and Enertech after giving effect to the acquisition of Enertech. The unaudited pro forma condensed combined statements of operations for the twelve months ended December 31, 2007 is presented as if the acquisition had taken place on January 1, 2007 by combining the historical results of Ener1 and Enertech.

The unaudited condensed combined pro forma results were as follows:

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Year Ended December 31, 2007
(In thousands, except share data)

	Historical Ener1 Year Ended December 31, 2007	Historical Enertech Year Ended December 31, 2007	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$280	$58,418	$(288)	(a)	$58,410
Cost of sales	-	49,147	-		49,147
Gross profit	280	9,271	(288)		9,263
Operating expense	21,326	6,006	461	(a), (b)	27,793
Total other expenses	(28,663)	(1,027)	1,537	(c )	(28,153)
Income taxes	-	(167)	-		(167)
Net income (loss) before minority interest	(49,709)	2,071	788		(46,850)
Minority interest	(2,001)	(43)	(486)	(d)	(2,530)
Net income (loss)	$(51,710)	$2,028	$302		$(49,380)
Preferred stock dividends	(10,227)	-	-		(10,227)
Net income (loss) attributable to common shareholders	$(61,937)	$2,028	$302		$(59,607)

Weighted average shares outstanding	72,922		5,000	(e)	77,922

Net income (loss) per share-basic and diluted	$(0.85)				$(0.76)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Minority interest reflects an adjustment to the allocable portion of pro forma income before majority interest in Enertech.
(e)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

Minority interest in EnerDel, Inc.
On August 12, 2008, Ener1 acquired the 19.5% remaining interest in its EnerDel subsidiary from Delphi.  The aggregate purchase price consisted of 2,857,143 shares of Ener1 common stock and a revised exercise price of certain warrants held by Delphi, from $7.00 per share to $5.25 per share (the “Consideration”).  In exchange for the Consideration, Delphi transferred to Ener1 its equity interest in EnerDel and relinquished its right to appoint a member to the Board of Directors of EnerDel.

The aggregate purchase price was valued at $32,012,000, including $22,429,000 for the shares of Ener1 common stock based on the closing price reported by the American Stock Exchange on the date of acquisition, $8,968,000 for the forgiveness of intercompany payables, net of intercompany receivables, $195,000 for the revised exercise price of certain warrants held by Delphi and $420,000 in direct costs of the acquisition.

The allocation of the purchase price was based on preliminary estimates and third-party valuations.  Ener1 obtained third-party valuations to provide a preliminary estimate for the fair market value of certain assets received as well as in-process research and development.  No amounts were allocated to in-process research and development as the technology demonstrated alternative uses in different applications.  As a result, $13,814,000 was allocated to specifically identifiable intangible assets, specifically patented and unpatented technology, and the remaining $18,198,000 was recorded to goodwill, which has been assigned to the battery segment, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.  The identifiable intangible assets have an estimated useful life of 10 years and the goodwill will subsequently be accounted for in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

Ener1 has recorded a deferred tax liability of approximately $5,198,000 on the temporary difference related to the patented and unpatented technology.  However, Ener1 also has existing deferred tax assets from its NOLs which are covered by a full valuation allowance.  Ener1 has determined that the deferred tax liability created from the temporary difference is sufficient to support the realization of the existing deferred tax assets.  Accordingly, a portion of the valuation allowance, equivalent to the deferred tax liability, has been released and allocated as part of the purchase price resulting in an adjustment to goodwill.  The recognition of the deferred tax liability and the partial release of the deferred tax asset valuation have no impact on goodwill.

Note 4 – Earnings per Share

Basic net loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period.  The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that would be issued upon exercise of common stock options and warrants and from the conversion of Ener1’s convertible notes and debentures.

In calculating diluted net loss per share, the numerator is also adjusted to: (1) add back interest expense from the 2004 and 2005 Debentures; and (2) subtract the derivative gains on convertible securities to the extent the effect is dilutive.

In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.  The following potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect of including them would have been anti-dilutive:

	Year Ended December 31,
	2008	2007
Stock options	3,957,621	459,281
Warrants	27,758,424	3,651,101
Plus shares from assumed conversion of:
Convertible Group Notes	-	3,875,714
2004 Debentures	-	1,764,478
2005 Debentures	-	430,835
Total options, warrants and convertible securities
excluded from weighted average shares	31,716,045	10,181,409

Note 5 – Property and Equipment

Property and equipment consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Land	$1,966	$368
Building and building improvements	5,381	1,177
Machinery and equipment	19,315	1,801
Office equipment, furniture and other	2,137	638
Leasehold improvements	7,966	1,558
Construction in progress	5,477	-
Total cost	42,241	5,542
Less accumulated depreciation	(2,728)	(1,255)
Property and equipment, net	$39,513	$4,287

At December 31, 2008, construction in progress includes $3,402,000 in deposits for equipment being constructed, by third parties, specifically for Ener1’s use,.  Depreciation on these assets will commence when the assets are place in service by Ener1.

Depreciation expense for the years ended December 31, 2008 and 2007 was approximately $1,452,000 and $530,000, respectively.  Assets recorded under capital leases were approximately $7,209,000 at December 31, 2008.  There were no capital leases during the year ended December 31, 2007.

Note 6 – Intangible Assets

Intangible assets consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Patents	$86	$-
Patented and unpatented technology	13,814	-
Electric vehicle battery technology	1,056	-
Customer relationships	858	-
Total cost	15,814	-
Less accumulated amortization	(568)	-
Intangbile assets, net	$15,246	$-

Amortization expense for the years ended December 31, 2008 and 2007 was approximately $568,000 and $0, respectively.

Note 7 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Accounts payable	$12,825	$2,002
Accrued compensation and benefits	1,194	775
Accrued registration delay expense	679	679
Accrued professional fees	573	163
Customer advances	561	99
Accrued other	490	81
Total accounts payable and accrued expenses	$16,322	$3,799

Note 8 – Short Term and Long Term Borrowings

Short term borrowings
Short term borrowings as of December 31, 2008 and 2007 consist of the following:

	Annual interest rate	2008	2007

Letters of credit	3.25% ~ 3.70%	$1,716	$-
Trade financing	5.91% ~ 7.49%	7,298	-
General term loan	3.25% ~ 4.00%	400	315
		$9,414	$315

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at December 31, 2008 was approximately $17,600,000 of which $9,014,000 was outstanding.  The amounts are scheduled for repayment at various times through out 2009.

The general term loan is denominated in United States dollars and the total amount available at December 31, 2008 was $750,000 of which $400,000 was outstanding.  The loan is scheduled to mature on April 27, 2009 and can be renegotiated and renewed for a period of one year.

Certain bank deposits and land and buildings are pledged as collateral for the above loans.

Long term borrowings
Long-term borrowings consist of an equipment loan denominated in the Korean Won and the total amount available at December 31, 2008 was approximately $3,976,000 of which $795,000 was outstanding.  The loan bears interest at 8.19% and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee the payments of this debt.

Note 9 – Capital Leases

In May 2008, Ener1entered into a $7 million master equipment lease agreement with an unrelated third party for an initial term of one year, renewable upon mutual consent.  Under the terms of the agreement, Ener1 may lease newly acquired equipment to be used in connection with the manufacturing of lithium-ion batteries.  Installation, construction and other non-equipment costs are excluded from this financing agreement.

As a commitment fee, Ener1 issued 17,559 shares of common stock upon the receipt of the unconditional commitment letter from the lessor and the value of $105,000 was recorded to interest expense.  In addition to the commitment fee, Ener1 is obligated to issue additional shares of Ener1 common stock in the amount of $42,857 for each $1 million drawn under the $7 million equipment lease agreement up to a maximum aggregate of $300,000 of Ener1 common stock.  As of December 31, 2008, Ener1 has issued 38,141 shares of common stock valued at $281,000 pursuant to this additional share issuance clause of the master equipment lease agreement.

At December 31, 2008, Ener1 is obligated under nine separate leases pursuant to the master equipment lease agreement for certain machinery and production equipment totaling $7,209,000, which includes the bargain purchase option that management intends to exercise at the end of the lease terms.  Ener1 has the option to purchase the equipment at the end of the lease at fair market value or 10% of the original cost, whichever is lower, which management deems to be a bargain.  Each lease bears interest at a rate of 10% with a three year term.  Assets under these capital leases are recorded as part of property and equipment in the accompanying balance sheet.  Future minimum lease payments over the life of these leases are $7,783,000, of which $930,000 represents interest.  See Note 19 - Commitments and Contingencies or future minimum lease payments required under capital leases.

Note 10 – Income Taxes

Ener1’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.  The components of income tax expense (benefit) for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current income taxes:
Domestic	$(86)	$-
Foreign	-	-
Total current income taxes	$(86)	$-

Deferred income taxes:
Domestic	$4	$-
Foreign	(102)	-
Total deferred income taxes	$(98)	$-

Total income tax benefit	$(184)	$-

A summary of Ener1’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are attributable to the following items (in thousands):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$75,090	$47,209
R&D expense taken on equipment and intellectual property	3,369	8,022
Impairment losses	5,262	1,892
Compensation and benefit accruals	1,029	694
Depreciation and amortization	523	1,726
Other	1,065	(148)
Gross deferred tax asset	86,338	59,395
Valuation allowance	(81,111)	(59,395)
Deferred tax asset, net	5,227	-

Deferred tax liability:
Intangible assets	(5,437)	-
Other	(187)	-
Gross deferred tax liability	(5,624)	-

Net deferred tax liability	$(397)	$-

The deferred tax assets reflect a reduction of approximately $17,000,000 to reflect the limits on our ability to use net operating loss carryforwards in existence in January 2002 due to the change in ownership that occurred in January 2002.

A valuation allowance on deferred income tax assets is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization of the future tax benefit related to the deferred tax asset is dependent on many factors, including Ener1’s ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which we operate and the overall future industry outlook.  Based upon the analysis of these factors Ener1 has recorded a valuation allowance of $81,111,000 and $59,395,000 for the year ended December 31, 2008 and 2007, respectively. The valuation allowance recorded in the financial statements reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized.

Ener1 has net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $187,388,000 and $147,000,000 at December 31, 2008 and 2007, respectively. The federal NOL carryforwards will begin to expire in 2018 and certain state NOL carryforwards will begin to expire in 2011.  The Federal NOL carryforward excludes $50,677,000 of carryforwards in existence at the time of change in ownership in January 2002 which is subject to substantial restrictions and may only be utilized to offset approximately $40,000 of annual taxable income, as well as any unrealized appreciation on assets existing at the time of the ownership change.

Our effective income tax rate differs from the statutory federal rate of 35% as follows:

	2008	2007

Statutory rate applied to income before taxes	35.0%	35.0%
Non-taxable items:
Derivative income	9.5%	24.0%
Accretion of discounts	-22.7%	35.9%
Other	-0.3%	1.1%
State income tax net of federal tax benefit	3.3%	3.3%
Foreign income tax benefit at different rate	-17.2%	0.0%
Increase in valuation allowance	-24.9%	-99.4%
Total income tax provision	-17.2%	0.0%

Uncertain Tax Positions
As of January 1, 2007 Ener1 adopted FIN 48 which prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return.  Ener1 has not taken a tax position that, if challenged, would have a material effect on the financial statements or the effective tax rate for the twelve months ended December 31, 2008, or during the prior three years applicable under FIN 48.

As part of the acquisition of Enertech on October 24, 2008, Ener1 performed an analysis for uncertain tax positions of Enertech in accordance with FIN 48.  As a result of this analysis Enertech recorded $264,000 as a provision for uncertain tax positions as of December 31, 2008 which is reflected in the accompanying consolidated balance sheet in accrued income taxes.  There is no accrued interest expense or penalties relating to the unrecognized tax benefit at December 31, 2008.  When applicable, Enertech will record interest and penalties on unrecognized tax benefits as interest expense.

Ener1 is subject to income taxes in U.S. and non-U.S. jurisdictions, as well as various states.  Judgment is required in determining the worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of Ener1’s business, there are several transactions and calculations where the ultimate tax determination is uncertain.

Ener1 is open to examination by the Internal Revenue Service and various states for fiscal years 1998 to the present. These tax years are still open to audit as net operating losses incurred in those years may be subject to examination. Ener1is currently not under any income tax examinations.

Note 11 – Derivatives

Ener1 follows the provision in SFAS 133, Accounting for Derivative Instruments and Hedging Activities and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock and concluded that the conversion feature of (i) the 5% Senior Secured Convertible Debentures (the “2004 Debentures”), (ii)  the 7.5% Senior Secured Convertible Debentures (the “2005 Debentures”) and (iii) the warrants associated with the 2005 Debentures (the “2005 Debenture Warrants”) should be treated as separate liabilities on the balance sheet.

The fair values of the derivative liability associated with the 2004 Debentures and 2005 Debentures was determined using market based lattice pricing models incorporating readily observable market data and management assumptions.   The fair values of the derivative liabilities associated with the 2005 Debenture Warrants was determined using a Black-Scholes Model.  Unrealized changes in the value of these derivatives are recorded in the consolidated statement of operations as a gain or loss on derivative liabilities.

During the three months ended March 31, 2008, the 2004 Debentures and 2005 Debentures were converted into shares of Ener1 common stock and were no longer treated as derivative liabilities, including the 2005 Debenture Warrants.  The fair value of each derivative was marked to market and a gain on derivative liabilities was recorded.

A summary of the changes in the balance of the derivative liability, as of March 31, 2008 is as follows (in thousands):

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

Lattice Valuation Model

Ener1 valued the compound embedded derivative features in the 2004 Debentures and 2005 Debentures using a Lattice Model with the assistance of a valuation consultant. The lattice model valued the compound embedded derivatives based on a probability weighted discounted cash flow model. This model was based on future projections of the five primary alternatives possible for settlement of the features included within the compound embedded derivative at the time, including: (1) payments are made in cash, (2) payments are made in stock, (3) the holder exercises its right to convert the debentures, (4) Ener1 exercises its right to convert the debentures and (5) Ener1 defaults on the debentures.

Ener1 used the model to analyze various economic factors, develop a set of potential scenarios and determine the probability of each scenario occurring over the remaining term of the debentures based on management’s projections. The probabilities were used to create a discounted weighted average cash flow for each scenario with and without the compound embedded derivative in order to determine a value for the compound embedded derivative.

The primary determinants of the economic value of a compound embedded derivative under the lattice model were (1) the price of Ener1's common stock, (2) the volatility of Ener1's common stock price, (3) the likelihood that Ener1 would be required to pay registration delay expenses, (4) the likelihood that an event of default or a change in control would occur, (5) the likelihood that the conversion price would be adjusted, (6) the likelihood that Ener1's common stock would be listed on an exchange, (7) the likelihood that Ener1 would be able to obtain alternative financing and (8) the likelihood that Ener1 would be able to force conversion of the debentures.

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

Note 12 – Convertible Bonds, Convertible Debentures and Convertible Bonds

Convertible Bonds
As part of the acquisition of Enertech on October 31, 2008, Ener1 assumed certain convertible bonds with original terms beginning prior to its acquisition date.  On January 25, 2008, Enertech issued a $9,173,000 convertible bond maturing January 25, 2013 which is convertible into common stock of Enertech at a conversion price of 750 per share, in Korean Won. According to the bond agreement, the conversion ratio is fixed to 11,564,092 shares if fully converted.  The bonds have a conversion period from April 2008 through December 2012. The convertible bonds accrue interest at 8.5% per annum which is payable at maturity if the bonds are not converted prior to their maturity.

The conversion options were analyzed under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and EITF No.98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and the beneficial conversion feature had no intrinsic value at the inception date.  It was determined that the conversion feature did not meet the definition of an embedded derivative under the provisions of SFAS 133 and EITF 00-19 and therefore was not bifurcated from the host instrument and recorded as a separate liability.

Ener1 owns approximately 96% of the outstanding balance of the convertible bonds at December 31, 2008 and as a result has eliminated the principal and related interest, in consolidation.  The remaining outstanding convertible bonds, as of December 31, 2008, are as follows (in thousands):

Convertible bond	$367
Add: long-term accrued interest	29
Total	396
Less: portion due within one year	-
Long-term portion	$396

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

The warrants to purchase 2,285,715 shares of common stock had an exercise price of $17.57 per share at the issuance date, subject to adjustment. As of December 31, 2008, the adjusted exercise price was $8.88 per share. The warrants are exercisable at any time through January 21, 2014.

Ener1 has accounted for the conversion option in the 2004 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19.  The terms of the 2004 Debentures included several features that Ener1 was required to account for as derivatives.  These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15.  Upon completion of conversion, the compound embedded derivative liabilities were treated as a contribution to additional paid in capital.

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

The 2005 Debenture Warrants were divided into Series A and Series B.  The Series A warrants to purchase 609,643 shares of common stock had an exercise price of $8.05 per share at the issuance date, subject to adjustment; as of December 31, 2008, the adjusted exercise price was $5.25 per share.  The Series B warrants to purchase 406,429 shares of common stock had an exercise price of $8.75 per share at the issuance date, subject to adjustment; as of December 31, 2008, the adjusted exercise price was $5.60 per share.  The warrants are exercisable at any time through March 11, 2010.

Ener1 has accounted for the conversion option in the 2005 Debentures as a derivative liability in accordance with SFAS 133 and EITF 00-19.  The terms of the 2005 Debentures included several features that Ener1 was required to account for as derivatives.  These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture under SFAS 133 and Derivatives Implementation Group Issue No. B15.  Upon completion of conversion, the compound embedded derivative liabilities were treated as a contribution to additional paid in capital.

Convertible Notes and Warrants
During 2006 and 2007, Ener1 Group, a related party to Ener1, loaned Ener1 an aggregate principal amount of $11,960,000.  Ener1’s obligation to repay Ener1 Group was recorded as subordinated convertible debt pursuant to notes issued, the (“Group Notes”), which bear interest at 10% per annum.

In connection with the Group Notes, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 7,446,877 shares of Ener1’s common stock at exercise prices ranging from $2.80 to $4.20 per share, which was subsequently reduced to $2.10 per share in 2007 and Ener1 recorded $583,000 in warrant modification expense.  All warrants have a five-year term.

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

As an inducement for Ener1Group’s conversion of the Group Notes, Ener1 issued 142,858 warrants with an exercise price of $5.95 per share to Ener1 Group.  The warrants are exercisable at any time through March 26, 2013.  Ener1 used the Black-Scholes pricing model to value the warrants with a risk-free interest rate of 1.78%, the current stock price, at the date of issuance, of $5.60 per share, the exercise price of the warrants of $5.95 per share, the term of five years and volatility of 127.64%.   The fair value of the warrants of $680,000 has been recorded to interest expense as an inducement to convert debt on March 26, 2008.

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

Note 13 – Redeemable Preferred Stock

In October 2004, Delphi purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase Ener1 common stock for an aggregate purchase price of $8,000,000.

The holders of the Series A Preferred Stock are entitled to dividends as declared by the Board of Directors at the annual rate of 8.25%, which is payable in cash annually on December 31st.  The dividends are cumulative.  Payment of dividends had been restricted by the terms of the 2004 Debentures and 2005 Debentures, to which  the Series A Preferred Stock was subordinate.  As a result of the conversion of all of the 2004 and 2005 Debentures, payment of dividends is no longer restricted.

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

In connection with the issuance of the Series A Preferred Stock, Ener1 issued warrants to purchase up to 250,000 shares of common stock at an exercise price of $4.90 per share and warrants to purchase up to 750,000 shares of common stock at an exercise price of $7.00 per share. The warrants are exercisable at any time through October 20, 2011.  Ener1 is not required to register the resale of the warrants or of the common stock issuable upon exercise of the warrants.

The fair value of the warrants was determined utilizing the Black-Scholes pricing model. The significant assumptions used in the valuation are: the exercise prices as noted above; the market value of Ener1’s common stock on the date of issuance: $4.62 per share (post split); expected volatility of 207%; a risk free interest rate of approximately 1.74%; and a term of seven years.

In August 2008, in connection with the purchase of the remaining 19.5% interest in EnerDel, the Series A Preferred Stock was redeemed from Delphi for $8,000,000 in cash and a gain on early extinguishment of $2,073,000 was recorded to paid in capital in accordance with EITF 86-32, Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock, as the redemption feature was not solely within the control of Ener1 or Delphi.  The gain was calculated as the difference between the carrying amount of the Series A Preferred Stock of $10,073,000 and the cash paid for redemption of $8,000,000.  Upon payment of the $8,000,000, all accrued and unpaid dividends on the Series A Preferred Stock were deemed to be paid in full.

The following are the components of Series A Preferred Stock as of August 12, 2008 (redemption date) and December 31, 2007 (in thousands):

Face value	$8,000
Less initial fair value of warrant derivative	(4,620)
Less initial fair value of conversion option	(1,183)
Fair value at date of issue	2,197
Accumulated accretion of discounts	5,360
Cumulative dividends	2,516
Carrying value	$10,073

Carrying value as of August 12, 2008	$10,073
Cash paid for redemption	8,000
Gain on early redemption	$2,073

Note 14 – Minority Interest and Investment in Subsidiaries

Amounts pertaining to the minority ownership interest held by third parties in the operating results and financial position of Ener1’s majority owned subsidiaries are reported as minority interest in the accompanying consolidated financial statements.

Investment in Enertech
In October 2008, Ener1 purchased an 83% interest in Enertech, a Korean based manufacturer of lithium-ion battery cells with manufacturing facilities and equipment located in South Korea and distribution and sales offices in Hackensack, New Jersey.  The consolidated financial statements include 100% of the assets and liabilities of Enertech and the ownership interest of the minority investors is recorded as a minority interest. The consolidated statement of operations includes 100% of the operations of Enertech and the minority interest income equal to 17% of Enertech’s operating income is reflected in minority interest in consolidated subsidiaries.

Enertech has a share-based compensation plan in which stock options are granted to Enertech’s directors and employees who have contributed to Enertech’s operations.  As of December 31, 2008, there are 475,000 stock options outstanding which represent 1.6%, on a fully diluted basis, of the outstanding ownership of Enertech.

In January 2009, Ener1 purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, Ener1’s interest in Enertech increased from 83% to 89%, on a fully diluted basis.

Investment in EnerDel
In 2004, at the initial date of capitalization, Ener1 received an 80.5% equity ownership interest in EnerDel.  The consolidated financial statements include 100% of the assets and liabilities of EnerDel, and the ownership interest of Delphi, the minority investor, was originally recorded as a minority interest. The consolidated statement of operations includes 100% of the operations of EnerDel, and the minority interest equal to 19.5% of EnerDel’s operating losses and 100% of the dividends on the Series A Preferred Stock, which is owned by Delphi, was reflected in minority interest in consolidated subsidiaries.

The minority interest balance sheet amount was reduced to zero during 2005 as a result of EnerDel’s cumulative losses, and no additional minority interest in income or losses has been recorded.  Minority interest in consolidated subsidiaries was reduced by the dividends and accretion on the Series A Preferred Stock in the amount of $1,495,000 and $2,001,000 for the years ended December 31, 2008 and 2007, respectively.

On August 12, 2008, Ener1 acquired the 19.5% remaining interest in its EnerDel subsidiary from Delphi.  The aggregate purchase price consisted of 2,857,143 shares of Ener1 common stock and a revised exercise price of certain warrants held by Delphi, from $7.00 per share to $5.25 per share (the “Consideration”).  In exchange for the Consideration, Delphi transferred to Ener1 its equity interest in EnerDel and relinquished its right to appoint a member to the Board of Directors of EnerDel.

The aggregate purchase price was valued at $32,012,000, including $22,429,000 for the shares of Ener1 common stock based on the closing price reported by the American Stock Exchange on the date of acquisition, $8,968,000 for the forgiveness of receivables, due from Delphi, net of payables due to Delphi, $195,000 for the revised exercise price of certain warrants held by Delphi and $420,000 in direct costs of the acquisition.

Investment in EnerStruct
In 2003, at the initial formation of the joint venture, Ener1 received a 49% equity ownership interest in EnerStruct, a Japanese company.  As of March 31, 2007, Ener1’s investment was reduced to zero, which represented Ener1’s share in the losses of EnerStruct through such date.  In September 2007, Ener1 and the majority owner, ITOCHU, agreed to terminate the joint venture and EnerStruct’s operations ceased.

Under the agreement terminating the joint venture, Ener1 (i) issued 57,143 shares of Ener1 common stock valued at $100,000 to an unrelated third party, (ii) paid $200,000 in liquidation expenses and (iii) received $300,000 of property and equipment from EnerStruct.

On September 12, 2007, Ener1 also purchased from ITOCHU certain intangible assets totaling approximately $1,353,000.  The purchase consideration was comprised of 476,190 shares of Ener1 common stock valued at $833,000, cash of $150,000 and issued short-term notes totaling $370,000.  The payment was accounted for as purchased research and development costs.  This acquisition of research and development did not meet the definition of a business under Regulation S-X, Rule 11-01(d).

Note 15 – Related Party Transactions

Intercompany Transactions with Ener1 Group
Ener1 Group and its subsidiaries have from time to time used various services, facilities and employees of Ener1. Ener1 billed Ener1 Group and its subsidiaries for the actual costs incurred. Similarly, Ener1 has from time to time used various services, facilities and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual costs incurred.

In October 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 31% of the total salary and related costs for Ajit Habbu, the Chief Financial Officer of Ener1 and the Chief Financial Officer of Ener1 Group.  This agreement ceased in January 2008.

In February 2007, Ener1 entered into an agreement with Ener1 Group under which Ener1 agreed to pay 40% of the total salary and related costs, including travel expenses, for Charles Gassenheimer for services Mr. Gassenheimer would perform for Ener1.  In January 2008, the percentage was increased to 67%.  In August 2008, Mr. Gassenheimer was appointed Chief Executive Officer of Ener1 in addition to his role as Chairman of the Board.  The terms of the agreement have not been further amended as Mr. Gassenheimer is not receiving additional compensation for this added responsibility.

Financing Transactions
Financing transactions with Ener1Group are approved by the independent members of Ener1’s board of directors.

Effective December 29, 2008, Ener1 and Ener1 Group entered into a Line of Credit Agreement, (the “Agreement”) to establish a line of credit in the aggregate principal amount of $30,000,000 for a period of 18 months or until Ener1 completes a public equity offering, whichever occurs earlier.  Through March 31, 2009, the maximum amount that Ener1 can borrow is $10,000,000 which may be drawn in $500,000 increments.  Subsequent to March 31, 2009, Ener1 may borrow up to the face amount of the Agreement in increments of $500,000 or, if less, the remaining balance of the Agreement.  All funds advanced pursuant to the Agreement will bear interest at 8.0% per annum.  As of December 31, 2008 there are no amounts outstanding under this line of credit and in February 2009, Ener1 advanced $5,000,000 from the line of credit.

As a commitment fee, Ener1 issued to Ener1 Group warrants to purchase up to 1,250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire two years after the date of grant.  Ener1 used a Black-Scholes pricing model to value the warrants and the fair value of $5,087,500 has been recorded as deferred financing costs and amortized to interest expense over the term of the line of credit agreement.

In addition to the commitment fee, Ener1 is obligated to issue to Ener1 Group warrants to purchase additional shares of Ener1 common stock, each time an advance is made under the Agreement, equal to the amount of the advance divided by $20 with an exercise price equal to $8.25 per share.  In connection with the $5,000,000 advance in February 2009, Ener1 issued to Ener1 Group warrants to purchase up to 250,000 shares of Ener1 common stock.  Using a Black-Scholes pricing model to value of the warrants, the fair value of $874,000 will be recorded as a reduction in proceeds and amortized to interest expense over the term of the Agreement.

Note 16 – Stock Based Compensation

At December 31, 2008, Ener1 had eight active stock-based employee, executive, director, advisory board and consultant compensation plans which provide for the granting of incentive and non-incentive stock options to officers, directors, employees and consultants.  The Compensation Committee or the Board of the Directors administers the plans and has the authority to determine the optionees to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option price approved by the Board of Directors shall not be less than the fair market value of Ener1 common stock at date of grant.

In August 2008, the Board of Directors of Ener1 approved the amendment of the stock-based plans to provide for the acceleration of unvested stock options in the event of a corporate restructuring wherein the current shareholders of Ener1 would cease to have a greater than 50% interest in the surviving entity.

Valuation and Expense Information under SFAS 123R
Ener1 recorded share-based compensation costs related to stock-based employee plans of $2,984,000 and $1,366,000 for the years ended December 31, 2008 and 2007, respectively.  As required by SFAS 123R, Ener1 estimates forfeitures of employee stock options and recognizes compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on actual experience through December 31, 2008 and are adjusted annually to reflect actual forfeiture experience as needed.  Included in the stock-based compensation cost of $2,984,000 is $800,000 in adjustments to reflect Ener1’s actual forfeiture rate and experience for vested awards.

Ener1 estimates the fair value of each stock option on the date of grant using a Black-Scholes option valuation model, applying the assumptions below, and amortizes the estimated fair value to expense over the option’s vesting period using the straight-line attribution approach.

Expected Term
The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “simplified method” described in SAB 110, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.
Risk-Free Interest Rate
Ener1 bases the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility
Ener1 uses volatility rates based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control. Ener1 determined that share prices prior to January 2002 do not reflect the ongoing business valuation of Ener1’s operations.

Expected Dividend Yield
Ener1 does not intend to pay dividends on its common stock for the foreseeable future. Accordingly, Ener1 uses a dividend yield of zero in its assumptions.

The fair value of each stock option grant is estimated on the date of grant using a Black-Scholes pricing model and is based on the following key assumptions for the year ended December 31, 2008:

Expected term	3 - 4 years
Risk free interest rate	1.55% - 3.72%
Expected volatility	113% - 129%
Expected dividend yield	0

Summary of Stock Options
A summary of the changes in the stock options outstanding under all of Ener1’s stock option plans described above as of December 31, 2008 and 2007 is as follows:

Options	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2006	4,182,231	$2.55	6.7	$94,158

Granted	1,222,599	$3.74
Exercised	(14,286)	$0.00
Forfeited or expired	(731,900)	$2.12
Cancelled	-	$0.00
Outstanding at December 31, 2007	4,658,644	$2.94	5.8	$13,289,766

Granted	458,940	$5.72
Exercised	(647,848)	$2.01
Forfeited or expired	(362,114)	$3.33
Cancelled	(150,001)	$1.88
Outstanding at December 31, 2008	3,957,621	$3.34	4.5	$14,713,862

Exercisable at December 31, 2008	2,765,297	$3.14	4.4	$11,111,705

The following summarizes Ener1’s outstanding and exercisable options and the respective exercise prices at December 31, 2008:

		Weighted		Weighted
Range of	No. of options	Average	No. of options	Average
exercise price	outstanding	Exercise Price	exercisable	Exercise Price

$0.49 - $1.61	932,578	$1.60	662,106	$1.59
$2.10 - $4.20	1,647,575	$2.33	1,343,761	$2.21
$4.83 - $4.90	570,465	$4.46	266,100	$4.90
$5.18 - $6.79	592,001	$6.43	431,186	$6.70
$7.15 - $7.63	215,002	$7.20	62,144	$7.56
Totals	3,957,621	$3.34	2,765,297	$3.14

The following table summarizes the status of Ener1’s non-vested stock options since January 1, 2007:

	Non-vested options
		Weighted
		Average
	No. of options	Fair Value
Non-vested at January 1, 2008	1,918,582	$2.57
Granted	458,940	$4.70
Vested	(673,083)	$2.37
Forfeited	(362,114)	$2.92
Cancelled	(150,001)	$1.74
Non-vested at December 31, 2008	1,192,324	$3.30

As of December 31, 2008 and 2007, there was $3,180,000 and $3,015,000, respectively, of total unrecognized compensation cost related to the stock options granted under Ener1 stock plans. That cost is expected to be recognized over a weighted-average period of three years.

2008 Option Activity

Ener1 granted performance based options to employees to purchase up to 169,650 shares of common stock at exercise prices ranging from $4.83 to $7.25 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $829,000, and in accordance with SFAS 123R will be expensed over the vesting period.

Ener1 granted incentive based options to employees to purchase up to 201,432 shares of common stock at exercise prices ranging from $2.17 to $7.49 per share.  Except for 71,430 options which vest in October 2009, all options are scheduled to vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $1,013,031 and in accordance with SFAS 123R, will be expensed over the vesting period.

Ener1 also granted incentive based options to members of the Board of Directors of Ener1 to purchase up to 87,858 shares of common stock at exercise prices ranging from $5.18 to $7.15 per share.  These options vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $333,302, and in accordance with SFAS 123R will be expense over the vesting period.

Current and former employees have exercised 647,848 options with exercise prices ranging from $0.70 to $7.64 per share and Ener1 issued 643,858 shares of common stock.  The total intrinsic value of these options on the date of exercise was $3,356,000.

Options to purchase up to 362,114 shares of common stock that were issued to various employees and former employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.  Options to purchase up to 150,001 shares of common stock were cancelled and were not accompanied by a concurrent grant (or offer to grant) a replacement award.  In accordance with SFAS 123R, the previously unrecognized compensation cost was recognized into expense on the cancellation date.

2007 Option Activity

In May 2007, in connection with an employment agreement with Mr. Subhash Dhar to serve as its President, Ener1 issued options to purchase 428,572 shares of common stock. Effective October 31, 2007, Mr. Dhar resigned as President, his options were forfeited effective on that date and any previously expensed amounts were reversed in accordance with SFAS 123R.

In December 2007, Ener1 granted fully-vested options to purchase up to 142,858 shares of common stock to Mr. Charles Gassenheimer at an exercise price of $4.90.  The fair value of these options on the date of grant was computed as $610,000 and was immediately expensed.

Ener1 granted performance based options to employees to purchase up to 515,451 shares of common stock at exercise prices ranging from $1.96 to $4.90 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  The fair value of these options on the date was computed as $2,201,000, and in accordance with SFAS 123R will be expensed over the vesting period.

Ener1 granted incentive based options to employees to purchase up to 21,430 shares of common stock at exercise prices ranging from $2.80 to $4.90 per share.  The options are scheduled to vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $70,500 and in accordance with SFAS 123R, will be expensed over the vesting period.

Ener1 also granted incentive based options to members of the Board of Directors of Ener1 to purchase up to 114,288 shares of common stock at exercise prices ranging from $2.10 to $4.20 per share.  These options vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $272,000, and in accordance with SFAS 123R will be expense over the vesting period.

One employee exercised options to purchase a total of 14,286 shares in March 2007 at an exercise price of $0.00.  The total intrinsic value of these shares on the date of exercise was $25,000.  Options to purchase 731,900 shares of common stock that were issued to various employees and former employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

Note 17 - Warrants

A summary of the changes in warrants outstanding as of December 31, 2008 and 2007 is as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Average Remaining Term in Years	Intrinsic Value

Outstanding and Exercisable at December 31, 2006	15,418,788	$4.83	5.6	$-

Granted	23,553,969	$3.36
Exercised	(5,660,437)	$2.42
Surrendered	(1,210,318)	$9.50
Forfeited or expired	-	-
Outstanding and Exercisable at December 31, 2007	32,102,002	$4.00	3.3	$67,633,630

Granted	3,952,858	$7.68
Exercised	(5,725,007)	$5.25
Surrendered	-	-
Forfeited or expired	(2,571,429)	$5.25
Outstanding and Exercisable at December 31, 2008	27,758,424	$4.10	3.2	$95,607,859

The following summarizes Ener1’s outstanding and exercisable warrants and the respective exercise prices at December 31, 2008:

		Weighted
Range of	No. of warrants	Average
exercise price	outstanding	Exercise Price

$2.10 - $2.80	18,880,998	$2.30
$4.83 - $5.95	2,166,321	$5.31
$7.50 - $8.88	6,095,717	$8.17
$10.50 - $17.57	615,388	$14.62
	27,758,424	$4.10

The fair value of each warrant grant is estimated on the date of grant using a Black-Scholes pricing model and is based on the following key assumptions for the year ended December 31, 2008:

Expected term	2 - 5 years
Risk free interest rate	0.78% - 1.78%
Expected volatility	93.09% - 127.64%
Expected dividend yield	0%

2008 Warrant Activity

In April 2008, Ener1 issued warrants to purchase up to 142,858 shares of Ener1 common stock with an exercise price of $5.95 per share to Ener1 Group as an inducement to convert all the outstanding Group Notes.  The warrants are exercisable at any time through March 2013.  The fair value of the warrants was $680,000 and was recorded to interest expense as an inducement to convert debt.

In connection with Ener1’s equity private placement in November 2007, 8,228,578 warrants with an exercise price of $5.25 and an expiration date of May 19, 2008 were issued.  Through the expiration date, 5,657,149 warrants were exercised resulting in cash proceeds to Ener1 of $29,700,000.  The remaining 2,571,429 warrants expired unexercised on May 19, 2008.

Warrant holders exercised 67,858 “cashless” warrants with exercise prices ranging from $3.50 to $5.60 per share.  Ener1 issued 25,832 shares of common stock pursuant to such cashless exercise.

In connection with the acquisition of Enertech, Ener1 issued warrants to purchase 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share.  The warrants are immediately exercisable, contain a cashless exercise provision and expire in October 2010.  The fair value of the warrants was $8,781,000 was recorded as a direct cost of the acquisition.   In connection with the acquisition of 19.5% remaining interest in the EnerDel subsidiary, the exercise price of 750,000 warrants held by Delphi was revised from $7.00 per share to $5.25 per share.  The fair value of the warrant modification was $195,000 and was recorded as a direct cost of the acquisition.

In connection with the $30,000,000 line of credit, Ener1 issued to Ener1 Group warrants to purchase up to 1,250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire two years after the date of grant.  Ener1 used a Black-Scholes pricing model to value the warrants and the fair value of $5,087,500 as deferred financing costs which will be amortized over the 18 month term of the line of credit agreement.

2007 Warrant Activity

In January, Ener1 amended the terms of certain previously issued warrants to Ener1 Group to purchase up to 2,285,714 shares of Ener1 common stock to reduce the exercise prices ranging from $10.50 to $14.00 per share to $1.75 per share.  Following the amendment, Ener1 Group exercised all the warrants and purchased 2,285,714 shares of Ener1 common stock for $4,000,000. In connection with this transaction, Ener1 issued to Credit Suisse Securities (USA), LLC, five year warrants to purchase up to 714,286 shares of Ener1’s common stock at an exercise price of $2.10 per share and also issued to Charles Gassenheimer five year warrants to purchase up to 71,429 share of Ener1’s common stock at an exercise price of $2.10 per share. There was no warrant modification expense to record as the fair value of the modified warrant was less than the fair value of the original warrant.

In February, in connection with the issuance of certain Group Notes, Ener1 issued to Ener1 Group immediately exercisable warrants to purchase up to 1,285,715 shares of Ener1’s common stock at an exercise price of $3.50 per share and immediately exercisable warrants to purchase up to 2,571,429 shares of Ener1’s common stock at an exercise price of $4.20 per share. The exercise price for both these warrants was subsequently reduced to $2.10 per share in connection with the Ener1 Group Capital Commitment Agreement on June 29, 2007.

Also in February, Ener1 amended the terms of certain previously issued warrants to Ener1 Group to purchase up to 689,008 shares of Ener1 common stock to reduce the exercise prices ranging from $3.50 to $10.50 per share to $1.75 per share.  Following the amendment, Ener1 Group exercised all the warrants and purchased 689,008 shares of Ener1 common stock $1,205,000. There was no warrant modification expense to record as the fair value of the modified warrant was less than the fair value of the original warrant.

In May 2007, Ener1 amended the terms of certain previously issued warrants to Ener1 Group to purchase up to 2,685,715 shares of Ener1 common stock to reduce the exercise price from $4.20 per share to $1.75 per share.  Following the amendment, Ener1 Group exercised all the warrants and purchased 2,685,715 shares of Ener1 common stock for $4,700,000. In connection with this transaction, Ener1 issued to Ener1 Group five year warrants to purchase up to 1,697,143 shares of Ener1’s common stock with an exercise price of $2.10 per share. There was no warrant modification expense to record as the fair value of the modified warrant was less than the fair value of the original warrant.

As part of a purchase money financing agreement, Ener1 issued five year warrants to UTE to purchase up to 14,286 shares of Ener1 common stock at an exercise price of $3.50 per share.

As part of a capital commitment agreement, Ener1 issued five year warrants to Ener1 Group to purchase up to 3,634,615 shares of Ener1 common stock at an exercise price of $2.10 per share.

In October 2007, in connection with the election by Cofis to convert its Ener1 Series B Preferred Stock, Ener1 issued five year warrants to Cofis and its designees to purchase 5,249,004 shares of Ener1 common stock at a purchase price of $2.80 per share. As part of this transaction, Cofis surrendered warrants to purchase 1,190,476 shares issued when Cofis purchased the Series B Preferred Stock.

In November 2007, in connection with the election by Ener1 Group to convert its Ener1 Series B Preferred Stock, Ener1 issued five year warrants to Ener1 Group to purchase 87,484 shares of Ener1 common stock at a purchase price of $2.80 per share. As part of this transaction, Ener1 Group surrendered warrants to purchase 19,842 shares issued when Cofis purchased the Series B Preferred Stock.

In November 2007 in connection with an equity private placement, Ener1 issued 180 day warrants to the investors to purchase up to 8,228,578 shares of Ener1 common stock at an exercise price of $5.25 per share.

Note 18 - Segments

Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, Ener1 uses the “management” approach to reporting segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of reportable segments.  SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers.

Under SFAS No. 131, Ener1 has identified three business and reporting segments: battery, fuel cell and nanotechnology.  The battery business develops and markets advanced lithium batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.

The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price.

The following table provides segment financial information (in thousands):

	2008	2007
Net sales:
Corporate	$85	$-
Battery	6,730	101
Fuel Cell	33	179
Total net sales	$6,848	$280

Interest expense:
Corporate	$12,026	$17,233

Depreciation and amortization expense:
Corporate	$219	$116
Battery	1,730	375
Fuel Cell	53	27
Nanotechnology	18	11
Total depreciation and amortization expense	$2,020	$530

Net loss before minority interest:
Corporate	$(5,100)	$(20,026)
Battery	(27,943)	(20,014)
Fuel Cell	(6,587)	(7,132)
Nanotechnology	(1,771)	(2,537)
Total net loss before minority interest	$(41,401)	$(49,709)

Corporate allocations:
Corporate	$(11,987)	$(17,814)
Battery	8,800	11,958
Fuel Cell	2,570	4,315
Nanotechnology	617	1,541
Net income (loss)	$-	$-

Assets:
Corporate	$10,910	$26,091
Battery	130,169	4,665
Fuel Cell	488	497
Nanotechnology	164	49
Total assets	$141,731	$31,301

Capital expenditures:
Corporate	$221	$10
Battery	17,516	398
Fuel Cell	113	158
Nanotechnology	103	3
Total capital expenditures	$17,953	$569

Ener1 records proceeds from cost-sharing grants as a reduction of research and development expenses.  Proceeds from grants were $3,835,000 and $910,000 for the years ended December 31, 2008 and 2007.

Effective October 31, 2008, Ener1 acquired Enertech, a Korean based manufacturer of lithium-ion battery cells.  The acquisition is intended to expand our production capabilities and accelerate the expansion of our EnerDel operations.  As a result, Enertech has been included in the above disclosure as a component of the battery segment.

Based on Enertech’s foreign and domestic operations additional reportable segments have been created based on geographic location.  The following table provides Ener1’s geographic segment financial information (in thousands):

2008
Net sales:
U.S.	$4,877
South Korea	5,544
Intersegment transfers	(3,573)
Total net sales	$6,848

Interest expense:
U.S.	$11,956
South Korea	70
Total interest expense	$12,026

Depreciation and amortization expense:
U.S.	$1,489
South Korea	531
Total depreciation and amortization expense	$2,020

Net loss before minority interest:
U.S.	$(41,651)
South Korea	638
Intersegment transfers	(388)
Net loss before minority interest	$(41,401)

Assets:
U.S.	$77,114,000
South Korea	64,617
Total assets	$141,731

Note 19 – Commitments and Contingencies

Litigation
Ener1 receives communications from time to time alleging various claims. These claims include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of Ener1’s products infringe the patent rights of other third parties.  Ener1 cannot predict the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.  As of December 31, 2008, there were no material pending legal proceedings.

Lease Commitments
Approximate future minimum lease payments under capital and operating leases subsequent to December 31, 2008 are as follows, (in thousands):

	Capital Leases	Operating Leases
Year Ending December 31,
2009	$2,517	$1,126
2010	2,517	1,149
2011	2,566	1,015
2012	183	1,039
2013	-	731
Thereafter	-	1,845
Total minimum payments	7,783	$6,905
Less: amounts representing interest	(1,200)
Present value of minimum lease payments	6,583
Less: current portion	(2,003)
Long term capital lease obligation	$4,580

Rent expense totaled approximately $577,000 and $302,000 for the years ended December 31, 2008 and 2007, respectively.

Purchase Commitments
Ener1 has purchase orders and commitments with various suppliers to purchase machinery and equipment.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $6,432,000 as of December 31, 2008.

Note 20 – Subsequent Events

On January 6, 2009, Ener1 purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2.6 million increasing our ownership, on a fully diluted basis from 83% to 89%.  The increase in ownership percentage will be accounted for in accordance with SFAS 141R, Business Combinations.

On January 7, 2009, Ener1 filed a registration statement on From S-3 to register the resale of the shares issued to the sellers in the Enertech transaction, as well as the shares issuable upon the exercise of the warrants and to register securities up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009.

On January 12, 2009, Ener1 Group, Ener1’s majority shareholder became one of a number of lenders who have provided interim financing to Think Global AS of Oslo, Norway (“Think”), a major customer for Ener1’s electric vehicle lithium-ion battery, to allow them to focus their efforts towards the next stages of the restructuring process, which include raising permanent equity capital and returning to volume production. Ener1 Group has provided approximately $3,573,000 in bridge financing to Think.

On February 3, 2009, Ener1 borrowed $5,000,000 from Ener1 Group pursuant to the line of credit and committed to issue warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25.  The warrants are immediately exercisable and expire two years after the date of issue.  Using a Black-Scholes pricing model to value the warrants, the fair value of $874,000 will be recorded as a discount to the liability recorded and amortized to interest expense over the term of 18 months.

On February 17, 2009, Ener1granted performance and incentive based options to certain executives and employees to purchase up to 757,500 shares of common stock at an exercise price of $4.05 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  Ener1 estimated the fair value of such options totaled approximately $2,318,000 based on the Black-Scholes option pricing model with the following assumption: expected term of four years, a 1.22% risk free rate, expected volatility of 114.86% and zero dividends.

Additionally, on February 17, 2009, Ener1 issued fully vested options to purchase up to 200,000 shares of common stock to Charles Gassenheimer, the Chief Executive Officer at an exercise price of $4.05 per share.  Ener1 estimated the fair value of such options totaled approximately $652,000 based on the Black-Scholes option pricing model with the following assumption: expected term of five years, a 1.65% risk free rate, expected volatility of 114.03% and zero dividends.

Ener1 issued a total of 10,000 shares of restricted stock to certain executives and employees on February 17, 2009.  These shares become exercisable one year from the date of grant, February 17, 2010. The shares were valued at the closing stock price on that day of $4.05, and approximately $41,000 will be amortized over the one year vesting period.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, such disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

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

Pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c), management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

We acquired Enertech effective October 31, 2008 and have excluded them from our assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2008 because management has been focused on integrating the business.  Enertech will be included in our assessment as soon as reasonably practicable.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Malone & Bailey PC, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The term of office of each of our directors will expire at our next shareholders meeting. Our directors and executive officers are as follows:

Name	Age	Position
Charles Gassenheimer	35	Director, Chief Executive Office and Chairman of the Board
Peter Novak	56	Director, Chief Technology Officer and President
Kenneth Baker	61	Director
Marshall Cogan	71	Director
Mark D’Anastasio	54	Director
Elliot Fuhr	49	Director
Karl Gruns	61	Director
Ludovico Manfredi	47	Director
Thomas Snyder	64	Director
Naoki Ota	42	Chief Operating Officer
Ulrik Grape	48	Executive Vice President
Gerard Herlihy	56	Chief Financial Officer

Charles Gassenheimer has been our Chief Executive Office since August 2008 and our chairman of the Board of Directors since November 2007.  He has served as a director since January 2006.  Mr. Gassenheimer has also been serving as the Chief Executive Officer and a director of Ener1 Group since January 2006. From 2002 through 2005, Mr. Gassenheimer was Portfolio Manager of Satellite Asset Management's Convertible Arbitrage Division and Managing Director and Portfolio Manager of its Private Investment Group. From 2001 through 2002, he was a Portfolio Manager and head of the distressed securities investment group at Tribeca Investments (Citigroup Global Investments). Mr. Gassenheimer has also been a Vice President with Credit Suisse First Boston, where he served as Investment Manager of a proprietary hedge fund focused on private investments in public equity securities, and a Turnaround Management Consultant at Coopers & Lybrand. Mr. Gassenheimer has a B.A. in Economics from the University of Pennsylvania.

Dr. Peter Novak has been our President since November 2007 and our Chief Technology Officer since August 2008.  He has served as a director of our company since February 2002 and as Chief Executive Officer from December 2006 to August 2008.  Since 2001, he has been the Chief Technology Officer and a director of Ener1 Group. Since 1991, Dr. Novak has focused on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked to form Ener1 s.r.l. Dr. Novak has been the “sole administrator”, a position equivalent to president, and sole director, for Ener1 s.r.l. Ener1 s.r.l. commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak managed the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development, developed numerous technologies for which patent applications are now in process at the United States Patent and Trademark office and elsewhere. In 2001, Dr. Novak formed Ener1 Group. As Chief Technology Officer of Ener1 Group, he is responsible for all technology development, licensing and patent matters. He also assists in the management of the business affairs of Ener1 Group. Dr. Novak graduated from the Ural Polytechnic Institute, Physics and Technical Department specializing in experimental nuclear physics, and has a doctoral degree in solid-state physical chemistry.

Kenneth Baker has been a director of our company since July 2007.  He also serves on the Governance and Nomination Committee as well as the Compensation Committee of the Board of Directors.  Since November 1999, Mr. Baker has served as president and chief executive officer and member of the board of trustees of Altarum Institute, a non profit research institute in the areas of national defense, homeland security and environment.  Prior to that, he served as an executive at General Motors for over 30 years until his retirement in 1999, including vice president of global research and development and program manager of electric vehicles.  He was the founding chairman of the USABC, the organization partially funding our lithium-ion battery development.  Mr. Baker graduated with a bachelor of science in mechanical engineering from Clarkson University.  He currently serves on the board of directors and is a member of the audit and compensation committees for Aero Vironment, Inc. and Millenium Cell, Inc.

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

Mark D’Anastasio has been a director of our company since August 2008.  Mr. D’Anastasio is a strategic communications advisor to multinational corporations and government institutions globally. He is founder and president of Washington, D.C.-based Emerging Markets Communication (EMC). Mr. D’Anastasio’s work is spread across rising post-socialist, ‘base-of-the-pyramid’ and dynamic economies of Asia, and has included pioneering assignments supporting some of the most sweeping international economic changes of the past twenty years. EMC, a limited liability company, specializes in market entry, commercial dispute resolution, corporate and CEO positioning, government relations, federal compliance issues and sovereign external communications. Prior to establishing EMC in 2000, Mr. D’Anastasio was a managing director at the global communications consultancy Burson-Marsteller, where he chaired the International Development Practice, and he has served in a number of other high-profile commercial and non-commercial positions, including as a communications policy advisor to foreign governments at Harvard University. He began his career as a business and financial journalist and held international staff positions at Business Week magazine and The Wall Street Journal. Mr. D’Anastasio holds a B.A. from Dartmouth College, an M.A. from Yale University and an M.S. from Columbia University.

Elliot Fuhr has been a director of our company since January 2008.  Mr. Fuhr serves on the Audit Committee of the Board of Directors as well as the Nomination and Governance Committee and the Compensation Committee.  As a Senior Managing Director at FTI Consulting, Inc. since August 2002, Mr. Fuhr specializes in assisting senior management and boards of directors in the areas of performance improvement, financial and operational restructuring, mergers and acquisitions, divestitures, business planning and rapid implementation projects.  He has broad industry experience including engagements with automotive, apparel, retail, technology, manufacturing, services, chemical, and oil and gas companies. Mr. Fuhr has led or is leading several FTI firm-wide initiatives, including Business Quality, Learning and Education, Business Performance Improvement and Key Client programs. He has over 24 years of experience in consulting and restructuring businesses. Mr. Fuhr was previously a partner at PricewaterhouseCoopers LLC in the Business Recovery Services division and had several chemical engineering positions at Exxon.

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

Ludovico Manfredi has been a director of our company and member of the Audit Committee since April 2005. He also serves as a member of the Compensation Committee.  Since 2000, Mr. Manfredi has been employed as a marketing and business development executive for Cheyne Capital, a London-based hedge fund management company. He is responsible for Cheyne Capital’s European strategic relationships and business development activities. Prior to joining Cheyne Capital, from 1997 through 1999, Mr. Manfredi founded and managed Newfield Group, a company active in soft commodities and investments in South America, the Caribbean and Western Europe. Previously, Mr. Manfredi worked in commodities trading with the European trading firms of Sucres et Denrees in Paris and Riz et Denrees in Paris and New York. Mr. Manfredi has an M.B.A from the Wharton School of Business, University of Pennsylvania, with a concentration in Finance and he received his initial degree from Institut d’Etudes Politiques de Paris, with a major in Economics and Finance.

Thomas Snyder has been a director of our company since July 2007.  He serves on the Governance and Nomination Committee of the board of directors.  Mr. Snyder served as the president from 1994 and the chief executive officer from 2000 through 2006 of Remy International in Anderson, Indiana.  Mr. Snyder led the management buyout of Delco Remy from General Motors in 1994.  Since July 2007, he has served as the president of Ivy Tech Community College of Indiana, a mid-west educational institution with over 100,000 enrolled students.  Mr. Snyder graduated from Kettering University with a degree in mechanical engineering and holds a master’s degree in business administration from Indiana University.

Naoki Ota has been our Chief Operating Officer since November 2007.  Mr. Ota has been the President and Chief Operating Officer of our EnerDel subsidiary since July 2005.  He has over 15 years of management, technical, operations and marketing experience in lithium-ion battery production and related industries. From May 2004 to April 2005, Mr. Ota was Senior Manager of Technology Marketing for Hitachi Chemical Research Center, Inc. After 8 years of experience in the lithium-ion business in Japan from 1991 to 1999, he was with Quallion, LLC, a manufacturer of batteries for medical implants and aerospace applications. At Quallion, from November 1999 to March 2004, Mr. Ota held senior management positions in Advanced Material Resources, Application Engineering and Marketing and Strategic Planning.  He also has experience as a consultant for sourcing advanced materials for lithium batteries and other electrochemical devices. Mr. Ota earned a Bachelor of Applied Chemistry degree from Osaka Prefacture University, Japan

Ulrik Grape has been our Executive Vice President and Chief Executive Officer of EnerDel since January 2006. From 2004 to 2005, Mr. Grape was Business Development Manager for Gold Peak Industries (N.A.), Inc. in connection with a joint venture between Gold Peak and Danionics A/S. From 1994 to 2004, Mr. Grape was employed by Danionics A/S, an international lithium battery company headquartered in Denmark, where he was Sales and Marketing Director and Vice President, U.S. Prior to that, he was Managing Director for Volund A/S, a privately held Danish industrial group manufacturing mobile access platforms and other structures, and Associate at Trap & Kornum A/S, a mergers and acquisition firm operating in the Scandinavian market. Mr. Grape earned a Bachelor's degree in International Politics and Affairs from Georgetown University and a Masters of Business Administration degree from French business school INSEAD.

Gerard Herlihy has been our Chief Financial Officer since November 2007 and from January 2006 through October 2006.  During the period from October 2006 to November 2007, Mr. Herlihy had been directing Ener1’s media and investor relations and external reporting.  From June 2004 to December 31, 2007, he served as CFO, of Splinex Technology Inc., an affiliate of Ener1 and from September 2005 to December 31, 2007 he additionally served as President of Splinex Technology.  For the year before he joined Splinex, Mr. Herlihy provided accounting, financing and acquisition advisory consulting services to public and private companies.  Mr. Herlihy’s previous positions included chief financial and administrative officer of a publicly held truck and automotive parts supplier, managing director of corporate finance at an investment bank and auditor at a national public accounting firm. Mr. Herlihy has a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree from the University of Rhode Island and is a Certified Public Accountant (inactive status).

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

Based solely upon our review of copies of such reports (and amendments thereto),we have received during the year ended December 31, 2008 and written representations of the persons required to file said reports, we believe that all reporting persons complied with these reporting requirements during fiscal 2008 except for the following late reports, each of which was due to administrative error: Ener1 Group filed a Form 5 in January 2009 to report delinquent transactions since 2002; two Forms 4 reporting the receipt of options to purchase our common stock by each of Ulrik Grape and Gerard Herlihy which were subsequently reported on a delinquent Form 5 in March 2009; a Form 3 and three Form 4’s for Ludovico Manfredi for stock option awards for the years 2005-2007; three Form 4’s for Karl Gruns  for stock option awards for the years 2004, 2006 and 2007; two Form 4’s for Marshall Cogan for a stock option award in 2006 and the exercise of stock options in 2008, which were subsequently reported on a delinquent Form 5 in March 2009; and a Form 3 for Mark D’Anastasio when he joined the Board of Directors in August 2008.

Code of Ethics

In March 2008 we adopted an amendment to our Business Code of Conduct, which was originally adopted in 2004.  The Code applies to our officers, directors and all of our employees. The Code provides written standards that are reasonably designed to deter wrongdoing and promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) prompt internal reporting of violations of the Code to an appropriate person identified in the Code; and (5) accountability for the adherence to the Code.  Our Business Code of Conduct was amended to include more detailed information on our policies, including, among others, policies on protecting proprietary or confidential information, and how to report potential violations of any of our policies.

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

Our Nomination and Governance Committee has three members: Mr. Snyder, who serves as Chairperson, Mr. Baker and Mr. Fuhr.  The Nomination and Governance Committee did not meet during 2008 or 2007.

Compensation Committee

The Compensation Committee, formed in August 2008, assists the Board of Directors in fulfilling its responsibilities to the shareholders, potential shareholders and the investment community with respect to compensation programs and compensation of executive.  The Compensation Committee has three member; Mr. Baker, who serves as the Chairperson, Mr. Manfredi and Mr. Fuhr.  The Compensation Committee convened and communicated via email on multiple occasions during 2008.

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

Our Audit Committee has three members: Mr. Karl Gruns, Mr. Ludovico Manfredi and Mr. Elliot Fuhr. All three members are “independent” as defined under Rule 4200(a) (15) of the National Association of Securities Dealers’ (“NASD”) Listing Standards for NASDAQ-listed companies. The Board has determined Mr. Gruns meets the SEC criteria of an “audit committee financial expert,” as defined in Regulation S-B, Item 407(d)(5)(ii). The Audit Committee held twelve meetings during 2008 and seven meetings during 2007.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the compensation paid during 2008 and 2007 to all individuals serving during 2008 as our Chief Executive Officer and each of our two additional most highly compensated executive officers who were serving as executive officers on December 31, 2008, (whom we refer to collectively as the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)		Total ($)

Charles Gassenheimer	2008	$500,000	$-	$-		$-		$500,000
Chief Executive Officer (1)	2007	300,000	-	610,004	(5)	-		910,004

Dr. Peter Novak	2008	430,000	-	-		5,950	(6)	435,950
Chief Executive Officer and President (2)	2007	415,540	215,000	-		35,599	(6)	666,139

Ulrik Grape	2008	300,000	-	170,003	(7)	-		470,003
Executive Vice President (3)	2007	250,000	25,000	366,003	(7)	-		641,003

Gerard Herlihy	2008	250,000	-	170,003	(8)	-		420,003
Chief Financial Officer (4)	2007	200,000	12,500	305,002	(8)	-		517,502

(1)	Mr. Gassenheimer was appointed Chief Executive Officer on August 19, 2008 in addition to his role as Chairman as of the Board.

(2)
Dr. Novak resigned as Chief Executive Officer on August 19, 2008 and was appointed Chief Technology Officer.  Dr. Novak has retained his title as President and will continue to serve as a member of the Board of Directors.  Dr. Novak had been serving as Chief Executive Officer since December 28, 2006.  He does not receive any compensation for his services as a director.

(3)	Mr. Grape has been our Executive Vice President since January 2006.

(4)
Mr. Herlihy has been our Chief Financial Officer since November 2007 and for the period from January 2006 through October 2006.  During the period from October 2006 through October 2007, Mr. Herlihy had been directing our media and investor relations and external reporting.

(5)
In December 2007, Mr. Gassenheimer was awarded options to purchase up to 142,857 shares of our common stock.  In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model.  Cross-reference is made to Part II, Item 8, Footnote No. 16, Stock Based Compensation for assumptions made in the valuation of these options.

(6)	Includes $5,950 for employee life insurance premiums paid in 2008. Includes $14,553 for employee life insurance premiums and $21,046 for automobile related payments paid in 2007.

(7)
In January 2008 and December 2007, Mr. Grape was awarded options to purchase up to 35,715 shares and 85,715 shares, respectively, of our common stock.  In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model.  Cross-reference is made to Part II, Item 8, Footnote 16, Stock Based Compensation for assumptions made in the valuation of these options.  In December 2008 and 2007, Mr. Grape forfeited performance options to purchase up to 25,714 and 8,572 shares of our common stock, respectively.

(8)
In January 2008 and December 2007, Mr. Herlihy was awarded options to purchase up to 35,715 shares and 71,429 shares, respectively, of our common stock.  In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model.  Cross-reference is made to Part II, Item 8, Footnote 16, Stock Based Compensation for assumptions made in the valuation of these options.

Employment Agreements

Effective July 27, 2005, EnerDel, Inc. entered into an employment agreement with Mr. Grape, under which Mr. Grape serves as its Chief Executive Officer.  Mr. Grape’s salary under the agreement is initially $250,000 per year. The employment agreement may be terminated with or without cause (as defined in the agreement) by EnerDel, Inc.  In the event of a termination without cause or termination by Mr. Grape with good reason (as defined in the agreement), EnerDel shall pay Mr. Grape severance in the form of his base salary for a period of six months.  The agreement calls for Mr. Grape to be awarded an immediately vested option to purchase 14,286 shares of Ener1 common stock at an exercise price of $0.00 per share.  In addition to this equity sign-on bonus, Mr. Grape received a cash sign-on bonus of $70,000.

Pursuant to a separate option plan, Mr. Grape was awarded an option to purchase 142,857 shares of Ener1’s common stock with an exercise price equal to the fair market value on the date of grant, vesting 25% on each anniversary of the employment agreement.  These options do not become exercisable until EnerDel’s annual revenue exceeds $5.6 million.  The target revenue has not yet been met.  In the event of change of control (as defined in the agreement) any unvested options shall vest and become fully exercisable immediately.  This option has a ten year life.

Compensation of Executives

Charles Gassenheimer
On December 19, 2007, Mr. Gassenheimer was granted immediately vested options to purchase up to 142,857 shares of our common stock at an exercise price of $4.90 per share.

Ulrik Grape
On December 21, 2006 Mr. Grape was granted options to purchase 57,143 shares of our common stock subject to specifically identified performance criteria and subject to forfeiture if such performance criteria are not met.  In December 2007, the Board of Directors determined that 70% of the performance criteria were met, 15% of the performance criteria were extended into 2008 and 15% of the performance criteria were not met.  As a result, options to purchase 40,000 shares were deemed earned, options to purchase 8,571 shares are unearned and options to purchase 8,572 shares were forfeited.  The 40,000 earned options will vest one-third per year on the anniversary of the date of grant starting December 21, 2007.  Effective December 31, 2008, the Board of Directors determined the 8,571 options to be earned and these options will vest one-third per year on the anniversary of the date of grant starting December 21, 2008.

On December 19, 2007, Mr. Grape was granted options to purchase up to 85,714 shares of our common stock subject to specifically identified performance criteria and subject to forfeiture if such performance criteria are not met.  Effective December 2008, the Board of Directors determined that 50% of the performance criteria were met, 20% of the performance criteria were extended into 2009 and 30% of the performance criteria were not met.  As a result, options to purchase 42,857 shares were deemed earned, options to purchase 17,143 shares are unearned and options to purchase 25,715 shares were forfeited.  The 42,857 earned options will vest one-third per year on the anniversary of the date of grant starting December 19, 2008.  The 17,143 unearned options continue to be subject to specifically identified performance criteria.

On January 15, 2008, the Board of Directors approved the transfer to Mr. Grape options to purchase up to 35,715 shares of our common stock at an exercise price of $2.17 per share.  These options become fully vested on October 16, 2009.

Gerard Herlihy
On December 19, 2007, Mr. Herlihy was granted options to purchase up to 71,429 shares of our common stock at an exercise price of $4.90 per shares.  These options vests one-third per year over the three year vesting period.

On January 15, 2008, the Board of Directors approved the transfer to Mr. Herlihy options to purchase up to 35,715 shares of our common stock at an exercise price of $2.17 per share.  These options become fully vested on October 16, 2009.

Outstanding Equity Awards at December 31, 2008

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date

Charles Gassenheimer	142,858	-		-		$4.90	12/19/12

Dr. Peter Novak	-	-		-		-	-

Ulrik Grape	-	35,715	(1)	-		$2.17	10/16/16
Ulrik Grape	14,286	28,572	(2)	17,143	(3)	$4.90	12/19/12
Ulrik Grape	29,523	19,048	(4)	-		$1.61	12/21/11
Ulrik Grape	28,572	-		-		$1.61	12/21/11
Ulrik Grape		35,714	(5)	107,144	(5)	$3.43	10/01/15

Gerard Herlihy	-	35,715	(1)	-		$2.17	10/16/16
Gerard Herlihy	23,810	47,619	(6)	-		$4.90	12/19/12

(1)	Options vest with respect to 35,715 shares on October 16, 2009.

(2)	Options vest with respect to 14,286 shares on December 19, 2009 and 14,286 shares on December 19, 2010.

(3)
Unearned options are subject to specifically identified performance criteria.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.

(4)	Options vest with respect to 16,191 shares on December 21, 2009 and 2,857 shares on December 21, 2010.

(5)
Options are not exercisable until annual revenue of our EnerDel subsidiary exceeds $5.6 million.  This revenue target has not yet been met.  Of the total options, options to purchase 107,144 shares are vested and the remaining 35,714 shares will vest on October 1, 2009.

(6)	Options vest with respect to 23,810 shares on December 19, 2009 and 23,809 shares on December 19, 2010.

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)		Total ($)

Kenneth Baker	40,000	40,200	(3) (4)	80,200
Marshall Cogan	40,000	40,200	(3) (5)	80,200
Mark D'Anastasio	-	-	(1a)	-
Elliot Fuhr	40,000	115,202	(2) (3) (4)	155,202
Karl Gruns	40,000	40,200	(3) (6)	80,200
Ludovico Manfredi	40,000	40,200	(3) (7)	80,200
Thomas Snyder	40,000	40,200	(3) (4)	80,200

Mr. Gassenheimer and Dr. Novak’s compensation appears is Item 11. Executive Compensation.

(1)
Independent non-executive directors are entitled to receive annual board fees of $40,000 payable in cash, $10,000 per quarter, and to be reimbursed for travel expenses to attend Board and Committee meetings.  Each independent director is entitled to participate in the 2002 Non-Employee Director Stock Participation Plan which provides for the grant of stock options for each year the director serves as a member of the board of directors at an exercise price equal to the fair market value of our common stock on the date of grant.

(1a)
Mr. D’Anastasio is not an independent director as we pay him, through his company EMC, for government and media relations consulting services.  He does not receive any other compensation for his services other than reimbursement for travel related expenses to attend meetings.

(2)
In January 2008, Mr. Fuhr was awarded an option to purchase up to 42,858 shares of our common stock.  In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model.  Cross-reference is made to Part II, Item 8, Footnote 16, Stock Based Compensation for the assumptions made in the valuation of these options.

(3)
In December 2008, all independent non-executive directors were awarded an option to purchase up to 7,500 shares of our common stock.  In accordance with SFAS No. 123R, the value of these options was determined using a Black-Scholes model.  Cross-reference is made to Part II, Item 8, Footnote 16, Stock Based Compensation for the assumptions made in the valuation of these options.

(4)	Options to purchase up to 50,358 shares of our common stock are outstanding at December 31, 2008.

(5)
Options to purchase up to 19,405 shares of our common stock are outstanding at December 31, 2008.  In September 2008, Mr. Cogan exercised 23,810 with an exercise price of $2.80 per share.  The total intrinsic value of these options on the date of exercise was approximately $117,000.

(6)	Options to purchase up to 60,358 shares of our common stock are outstanding at December 31, 2008.

(7)	Options to purchase up to 44,644 shares of our common stock are outstanding at December 31, 2008.

Compensation of Directors

Mr. Gassenheimer serves as the Chairman of our company.  We reimbursed Ener1 Group $500,000 for salary paid to Mr. Gassenheimer during the year.

Mr. Baker serves as an independent, non-executive director and serves on the Governance and Nomination Committee as well as the Compensation Committee.  In December 2008 he was awarded options to purchase up to 7,500 shares of our common stock at an exercise price of $7.15 per share.  These options vest ratably over three years.

Mr. Cogan serves as a non-executive director.  During 2006 Mr. Cogan received consulting fees from Ener1 Group.  In December 2008 he was awarded options to purchase up to 7,500 shares of our common stock at an exercise price of $7.15 per share.  These options vest ratably over three years.

Mr. D’Anastasio became a director or our company in August 2008.  Mr. D’Anastasio provides government and media relation services through his company EMC and was compensated $519,000 during the year ended December 31, 2008 for such services.  He is not currently serving on any committees and does not receive any other compensation for his services other than reimbursement for travel related expenses to attend meetings.

Mr. Fuhr became an independent, non-executive director of our company in January 2008 and serves on the Audit Committee and the Compensation Committee.  Upon his appointment to the Board of Directors, he was awarded an option to purchase up to 42,858 shares of our common stock with an exercise price of $5.18 per share.  These options vest ratably over three years.

Mr. Gruns serves as an independent, non-executive director and is the Chairman of our Audit Committee.  In December 2008 he was awarded options to purchase up to 7,500 shares of our common stock at an exercise price of $7.15 per share.  These options vest ratably over three years.

Mr. Manfredi serves as an independent, non-executive director and is a member of our Audit Committee and our Compensation Committee.  In December 2008 he was awarded options to purchase up to 7,500 shares of our common stock at an exercise price of $7.15 per share.  These options vest ratably over three years.

Mr. Snyder serves as an independent, non-executive director and was a member of our Audit Committee from July 2007 to February 2008.  Mr. Snyder serves as a member of our Governance and Nomination Committee.  In December 2008, he was awarded options to purchase up to 7,500 shares of our common stock at an exercise price of $7.15 per share.  These options vest ratably over three years.

Other than described in this Annual Report, our directors do not receive compensation for their services as directors or members of committees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The table below contains information as of February 24, 2009 about stockholders whom we believe are the beneficial owners of more than five percent (5%) of our outstanding common stock, as well as information regarding stock ownership by our directors, named executive officers and our directors and executive officers as a group. Except as described below, we know of no person that beneficially owns more than 5% of our outstanding common stock.

As of February 24, 2009, 113,474,085 shares of common stock were outstanding. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 1540 Broadway, Suite 25C, New York, New York 10036.

	Amount Of		Percent
	Beneficial		of
Name	Ownership		Class
Ener1 Group, Inc.	78,908,551	(1)	61.7%
Morgan Stanley & Co., Incorporated	9,142,521	(2)	7.9%
1585 Broadway, New York, NY 10036
Alpha Class Investments Limited, c/o	7,560,000	(3)	6.5%
c/o TVG Capital Partners Limited, 16th Fl., No. 8
Queen’s Road Central, Hong Kong
Anchorage Capital Master Offshore, Ltd.	6,354,426	(4)	5.6%
610 Broadway, 6th Floor, New York, NY 10012
Charles Gassenheimer	700,000	(5) (16)	*
Peter Novak	535,970	(6) (16)	*
Kenneth Baker	14,286	(7)	*
Marshall Cogan	11,905	(8)	*
Mark D'Anastasio	-		*
Elliot Fuhr	14,286	(9)	*
Karl Gruns	50,477	(10)	*
Ludovico Manfredi	25,239	(11)	*
Thomas Snyder	14,286	(12)	*
Ulrik Grape	86,667	(13)	*
Gerard Herlihy	66,667	(14)	*
Directors and officers as a group (twelve persons)	1,822,165	(15)	1.6%
* Less than 1%

Notes are on the following page.

Notes:
(1)	Includes 14,489,137 shares issuable under outstanding warrants exercisable during the 60 day period following February 20, 2009.
(2)
Includes 1,600,000 shares issuable under outstanding warrants exercisable during the 60 day period following February 20, 2009.  The information reported is pursuant to Schedule13G filed by Morgan Stanley on February 16, 2009.

(3)	Includes 2,560,000 shares issuable under outstanding warrants exercisable during the 60 day period following February 20, 2009.
(4)
Includes 228,571 shares issuable under outstanding warrants exercisable during the 60 day period following February 20, 2009.  The information reported is pursuant to Schedule 13G filed by Anchorage Capital Masters Offshore, Ltd. on February 17, 2009.

(5)	Includes 414,286 shares issuable under outstanding options and warrants exercisable during the 60 day period following February 20, 2009.
(6)	Includes 279,054 shares issuable under outstanding warrants exercisable during the 60 day period following February 20, 2009.
(7)	Includes 14,286 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(8)	Includes 11,905 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(9)	Includes 14,286 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(10)	Includes 43,334 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(11)	Includes 25,239 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(12)	Includes 14,286 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(13)	Includes 72,381 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(14)	Includes 23,810 shares issuable under outstanding options exercisable during the 60 day period following February 20, 2009.
(15)	Includes 1,822,165 shares issuable under outstanding options and warrants exercisabe during the 60 day period following February 20, 2009.
(16)
The amount shown does not include common stock beneficially owned by Ener1 Group, Inc., a company of which Charles Gassenheimer and Dr. Novak are directors, and Dr. Novak is a shareholder.  Mr. Gassenheimer owns warrants to purchase shares of Ener1 Group.  Mr. Gassenheimer and Dr. Novak disclaim beneficial ownership of any Ener1 common stock beneficially owned by Ener1 Group, Inc.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Ener1 Group Ownership

Bzinfin, S.A. a 66% shareholder of Ener1, Group, Inc. which owns 57% of Ener1’s outstanding common stock.  Boris Zingarevich is an indirect beneficial owner of Bzinfin.  Dispositive and voting power over the shares of Ener1 common stock that is held by Ener1 Group is exercised by the board of directors of Ener1 Group, which consists of Charles Gassenheimer, Dr. Peter Novak, Mike Zoi, Boris Zingarevich, Mikhail Zingarevich, and Alexei Paramonov.

Services between Ener1 and Ener1 Group

We operate under an agreement where we reimburse Ener1 Group for 67% of the total salary and related costs, including travel expenses, for Charles Gassenheimer for services he performs for Ener1.

Ener1 Group and its subsidiaries have from time to time used various services and employees of ours and we have billed Ener1 Group and its subsidiaries for the costs of these services and employees. Similarly, we have from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed us for the costs of these services and employees.  During 2008, Ener1 Group and its subsidiaries billed us approximately $498,000 and we billed Ener1 Group and its subsidiaries approximately $58,000, in each case for services and employees of the other party.

Ener1 Group Convertible Notes and Warrants

During 2006 and 2007, Ener1 Group loaned us an aggregate principal amount of $11,960,000.  Our obligation to repay Ener1 Group was recorded as subordinated convertible debt pursuant to notes issued, the (“Group Notes”), which bear interest at 10% annum and are convertible into shares of our common stock at a conversion price of $3.50 per share.  In connection with the Group Notes, we issued Ener1 Group warrants to purchase up to 7,446,877 shares of our common stock at $2.10 per share.

On March 26, 2008, Ener1 Group converted the $11,960,000 of outstanding principal and $1,884,717 in accrued interest into 3,955,634 shares of our common stock.  As an inducement for Ener1Group’s conversion of the Group Notes, we issued warrant to purchase up to 141,858 share of our common stock at an exercise price of $5.95 per share.  The warrants are exercisable at any time through March 26, 2013.  Using a Black-Scholes pricing model the fair value of the warrants of $680,000 was charged to interest expense as an inducement to convert debt.

We had been accounting for the warrants and conversion feature of the Group Notes as a beneficial conversion feature in accordance with EITF 00-27.  The value of the conversion feature had not been recorded since the ability of the holder to convert was contingent upon our repayment of the 2204 Debentures and 2005 Debentures. Effective March 26, 2008, the contingency over the conversion feature was resolved and the intrinsic value of the conversion feature, at the date of issuance of $3,608,000 was recorded as a credit to additional paid in capital and the unamortized discount related to the fair value of the warrants and the beneficial conversion feature of $5,249,997 and $3,608,000, respectively, was recorded to interest expense.

Ener1 Group Financing Transactions

Effective December 29, 2008, we entered into a Line of Credit Agreement, (the “Agreement”) with Ener1 Group to establish a line of credit in the aggregate principal amount of $30.0 million for a period of 18 months or until we complete a public equity offering, whichever occurs earlier.  Through March 31, 2009, the maximum amount we can borrow is $10.0 million which may be drawn in $500,000 increments.  Subsequent to March 31, 2009, we may borrow up to the face amount of the Agreement in increments of $500,000 or, if less, the remaining balance of the Agreement.  All funds borrowed pursuant to the Agreement bear interest at 8.0% per annum.  As of December 31, 2008 there are no amounts outstanding under this line of credit and in February 2009, we borrowed $5.0 million from the line of credit.

As a commitment fee, we issued Ener1 Group warrants to purchase up to 1,250,000 shares of our common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model to value the warrants, the fair value of $5.1 million has been recorded as deferred financing costs and amortized to interest expense over the 18 month term of Agreement.

In addition to the commitment fee, we are obligated to issue to Ener1 Group warrants to purchase additional shares of our common stock, each time a borrowing is made under the Agreement, equal to the amount of funds borrowed divided by $20 with an exercise price equal to $8.25 per share.  In connection with the $5.0 million borrowing in February 2009, we issued Ener1 Group warrants to purchase up to 250,000 shares of our common stock.  Using a Black-Scholes pricing model to value of the warrants, the fair value of $874,000 has been recorded as a reduction in proceeds and will be amortized to interest expense over the term of 18 months.

Director Independence

Transactions with Ener1 Group are approved by the independent member of our Board of Directors.

As of December 31, 2008, our Board of Directors consisted of the following directors: Charles Gassenheimer, Peter Novak, Kenneth Baker, Marshall Cogan, Mark D’Anastasio, Elliot Fuhr, Karl Gruns, Ludovico Manfredi and Thomas Snyder.  With the exception of Mr. Gassenheimer who serves as our Chief Executive Officer in addition to serving as Chairman of the Board of Directors, Dr. Novak, who serves as our President and Chief Technology Officer, Mr. D’Anastasio who provides consulting services and Mr. Cogan, who provided consulting services during 2006, each of these directors is independent as set forth in the Marketplace Rules of The NASDAQ Stock Market, which defines an “independent director” generally as a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 14.	Principal Accounting Fees and Services

The accounting firm of Malone & Bailey, PC was our independent accounting firm during the years ended December 31, 2008 and 2007.

	For the years ended
	December 31,
	2008	2007

Audit fees	$376,988	$192,326
Audit-related fees	46,263	13,574
Tax fees	-	-
All other fees	-	-

Total fees paid to independent auditors	$423,251	$205,900

Audit fees
Audit fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, proxy statements, and responses to SEC comment letters, if any.

Audit-related fees
Audit-related fees are fees for assurance and related services that are reasonably related to the audit. This category includes fees related attendance of audit committee meetings, consulting on financial accounting and reporting standards and due diligence related to acquisitions.

Tax fees
Tax fees primarily include professional services performed with respect to preparation of our federal and state tax returns for our consolidated subsidiaries and for state and local tax consultation.

All other fees
All other fees are fees for other permissible work performed that do not meet the above category descriptions.

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

PART IV

Item 15.          Exhibits, Financial Statement Schedules

2.1
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

3.7	Amendment to By-laws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed April 24, 2008.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed July 22, 2008.

3.11	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed December 11, 2008.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004.

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

4.36
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., incorporated by reference to Exhibit 4.32 of the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed on March 12, 2008.

4.37
Warrant issued to Alpha Class Investments, Ltd., dated October 24, 2008, to purchase 2,560,000 shares of Common Stock of the Registrant at a price per share of $7.50, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008.

4.38
Warrant to Purchase Common Stock of Ener1, Inc. under Line of Credit Agreement dated December 29, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2008.

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

10.42	Line of Credit Agreement dated December 29, 2008, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008.

14.1	Code of Ethics, incorporated by reference to Exhibit 14.0 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2004.

14.2
Business Code of Conduct, as adopted by the Board of Directors of the Registrant on February 19, 2008 which replaces the Code of Ethics incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed on March 12, 2008.

21	Subsidiaries of the Registrant.*

23	Consent of Malone & Bailey, P.C.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER1, INC.

Dated: March 12, 2009	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Gassenheimer	Chief Executive Officer, Chairman	March 12, 2009
Charles Gassenheimer	(Principal Executive Officer)

/s/ Peter Novak	President, Director	March 12, 2009
Peter Novak

/s/ Gerard A. Herlihy	Chief Financial Officer	March 12, 2009
Gerard A. Herlihy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth Baker	Director	March 12, 2009
Kenneth Baker

/s/ Marshall Cogan	Director	March 12, 2009
Marshall Cogan

/s/ Mark D’Anastasio	Director	March 12, 2009
Mark D’Anastasio

/s/ Elliot Fuhr	Director	March 12, 2009
Elliot Fuhr

/s/ Karl Gruns	Director	March 12, 2009
Karl Gruns

/s/ Ludovico Manfredi	Director	March 12, 2009
Ludovico Manfredi

Director
Thomas Snyder