Form 10-Q
period 2009-03-31
ENER1 INC
filed 2009-05-11
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No☐

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 4, 2009
Common Stock, par value $0.01 per share	113,503,687

ENER1, INC.

Form 10-Q for the Quarter Ended March 31, 2009

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of
March 31, 2009 and December 31, 2008	3

Unaudited Consolidated Statements of Operations
for the three months ended March 31, 2009 and 2008	4

Unaudited Consolidated Statement of Stockholders’ Equity and
Comprehensive Loss for the three months ended March 31, 2009	5

Unaudited Consolidated Statements of Cash Flows
for the three months ended March 31, 2009 and 2008	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6. Exhibits	35

Signatures	42

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents, includes restricted cash of $2,233 and $2,976	$6,500	$14,205
Accounts receivable, net of allowance of $982 and $915	6,572	7,006
Inventory, net of allowance for obsolescence of $707 and $483	9,199	10,202
Prepaid expenses and other current assets	1,464	1,199
Total current assets	23,735	32,612

Property and equipment, net of accumulated depreciation of $3,981 and $2,728	43,767	39,513
Deferred financing costs, net of amortization of $847 and $0	4,241	5,088
Intangible assets, net of accumulated amortization of $1,053 and $568	14,587	15,246
Goodwill	46,032	48,674
Other	557	598
Total assets	$132,919	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,138	$16,322
Accrued income taxes payable	279	318
Short term borrowings	11,721	9,414
Capital lease obligations, current portion	2,045	2,003
Total current liabilities	26,183	28,057

Other long-term payables	1,159	1,093
Derivative liabilities	6,621	-
Long term borrowings	8,420	795
Deferred income tax liabilities	324	397
Convertible bonds	352	396
Capital lease obligations, less current portion	4,082	4,580
Total liabilities	47,141	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized,
113,482,285 and 113,074,478 issued and outstanding	1,136	1,132
Paid in capital	369,589	383,367
Accumulated other comprehensive income (loss)	(2,826)	1,510
Accumulated deficit	(284,096)	(283,113)
Total Ener1, Inc. stockholders' equity	83,803	102,896
Noncontrolling interest	1,975	3,517
Total stockholders' equity	85,778	106,413
Total liabilities and stockholders' equity	$132,919	$141,731

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$8,192	$97
Cost of sales	6,803	-
Gross profit	1,389	97

Operating expenses:
General and administrative	4,617	2,582
Research and development, net of proceeds of $1,187 and $1,298	6,262	3,065
Depreciation and amortization	1,108	107
Total operating expenses	11,987	5,754
Loss from operations	(10,598)	(5,657)

Other income (expense):
Interest expense	(1,317)	(11,625)
Interest income	37	123
Other	63	75
Gain on derivative liabilities	3,912	3,936
Gain on foreign currency transactions	671	-
Total other income (expense)	3,366	(7,491)

Loss before income taxes	(7,232)	(13,148)
Income tax expense	37	-
Net loss	(7,269)	(13,148)
Net loss attributable to noncontrolling interest	(39)	-
Net loss	(7,308)	(13,148)
Preferred stock dividend payable to noncontrolling interest	-	(580)
Net loss attributable to Ener1, Inc.	$(7,308)	$(13,728)

Net loss per share attributable to Ener1, Inc.:
basic and diluted	$(0.06)	$(0.15)

Weighted average shares outstanding for Ener1, Inc.:
basic and diluted	113,470	93,369

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance December 31, 2008	113,074,478	$1,132	$383,367	$1,510	$(283,113)	$3,517	$106,413

Comprehensive loss:
Net income (loss)	-	-	-	-	(7,308)	39	(7,269)
Translation adjustment	-	-	-	(4,422)	-	(232)	(4,654)
Total comprehensive loss							(11,923)
Shares issued for exercise of options	21,871	-	40	-	-	-	40
Shares issued for additional noncontrolling interest	385,936	4	1,264	86	-	(1,354)	-
Cumulative effect of change in accounting principle	-	-	(19,521)	-	6,325	5	(13,191)
Reduction in derivative liability	-	-	2,679	-	-	-	2,679
Warrants issued to related party as borrowing
fees under a line of credit agreement	-	-	489	-	-	-	489
Stock-based compensation expense	-	-	1,267	-	-	-	1,267
Stock-based compensation expense of subsidiary	-	-	4	-	-	-	4
Balance March 31, 2009	113,482,285	$1,136	$369,589	$(2,826)	$(284,096)	$1,975	$85,778

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008

Operating activities:
Net loss attributable to Ener1, Inc.	$(7,308)	$(13,728)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,912)	(3,936)
Noncontrolling interest in subsidiary and preferred dividends of subsidiary	39	580
Non-cash accretion of discounts on debentures and notes	-	9,420
Non-cash interest expense related to financing costs	933	835
Non-cash interest expense on related party debt	-	279
Non-cash inducement for debt conversions and equity investments	-	753
Depreciation and amortization	1,771	107
Stock-based compensation expense	1,271	831
Gain on foreign currency transactions, net	(671)	-
Other non-cash expenses	517	-
Changes in certain operating assets and liabilities:
Accounts receivable	(336)	(1,004)
Inventory	(64)	-
Accounts payable and accrued expenses	(3,119)	745
Changes in current assets, liabilities and other, net	(870)	(37)
Net cash used in operating activities	(11,749)	(5,155)

Investing activities:
Capital expenditures and equipment deposits	(5,842)	(5,821)
Other	(2)	-
Net cash used in investing activities	(5,844)	(5,821)

Financing activities:
Proceeds from borrowings, net of costs	10,462	-
Proceeds from exercise of options and warrants	40	-
Repayment of capital leases	(494)	-
Repayment of notes payable and bank installment loan	-	(230)
Net cash provided by (used in) financing activities	10,008	(230)

Effect of exchange rate changes on cash and cash equivalents	(120)	-
Net decrease in cash and cash equivalents	(7,705)	(11,206)
Cash and cash equivalents - beginning balance	14,205	24,826
Cash and cash equivalents - ending balance	$6,500	$13,620

Cash paid during the year for:
Interest	$276	$164
Income taxes	56	-

Supplemental Disclosure of Non-cash Investing and Financing Activities

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$6,325	$-
Cumulative effect of change in accounting principle on paid in capital	19,521	-

Shares issued for conversion of senior debentures	-	11,715
Shares issued for conversion of senior debentures interest	-	174
Shares issued for inducement to convert senior debentures	-	203
Acceleration of discount related to conversion of senior debentures	-	(3,974)
Reduction in derivative liability	2,679	6,208

Warrants issued in connection with advances of related party debt	489	-
Warrants issued in connection with the commitment of related party debt	-	680
Shares issued for conversion of convertible notes	-	11,960
Shares issued for conversion of convertible notes interest	-	1,885
Beneficial conversion value related to conversion of convertible notes	-	3,608

Shares issued for the purchase of subsidiary shares from noncontrolling interest	2,597	-

Borrowings pursuant to capital lease obligations	14	-
Borrowings pursuant to short term promissory note	1,112

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business Overview

Nature of the Business
Ener1, Inc. (“Ener1”), a Florida corporation, was founded in 1985 and is headquartered in New York.  In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in Ener1 and at March 31, 2009 owns approximately 57% of the outstanding common stock of Ener1.

Ener1 (including our subsidiaries, referred to collectively in these unaudited consolidated financial statements as “Ener1,” “we,” “our” and “us”) operates primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power (energy storage for utilities and renewable energy such as wind and solar power in addition to battery backup systems for residential use), military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  We also conduct research on and develop fuel cells and nano coating processes.  In addition, our Enertech subsidiary specializes in “small cell” technology and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells and lithium polymer batteries as well as manufactures large format cells for automotive applications.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies are described in the “Notes to the Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, (“SFAS 160”). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the consolidated financial statements. The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to noncontrolling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheet. Additionally, net loss attributable to noncontrolling interest is shown separately from net loss in the unaudited consolidated statements of operations. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no effect on the previously reported financial position or results of operations.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ener1 and its wholly-owned and majority-owned subsidiaries.  Amounts pertaining to the noncontrolling interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as a component of stockholders’ equity separate from Ener1’s equity.  All significant intercompany transactions and balances have been eliminated in consolidation.

Foreign Currencies
Subsidiaries located outside the United States use the local currency as the functional currency. Accordingly, assets and liabilities denominated in foreign currencies are translated using exchange rates in effect at the balance sheet date and equity accounts at the historical exchange rates.  Revenues and expenses are translated using the average exchange rates during the year.  Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the unaudited consolidated balance sheets.  Foreign currency transaction gains and losses are reported net in other income (expense) in the unaudited consolidated statements of operations.

Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and related allowances, derivatives, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, research and development, contingencies and litigation, as well as share-based payments. These estimates are based on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Effective January 1, 2009, we implemented SFAS No. 141(R), Business Combination, (“SFAS 141(R)”). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired.  Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations this quarter, the adoption of SFAS 141(R) did not have an impact on the consolidated financial statements.

On January 1, 2009, we adopted EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of EITF 07-05 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  Our warrants with such provisions are no longer deemed to be indexed to the company’s own stock and are no longer classified in equity.  Instead, these warrants were reclassified as derivative liability on January 1, 2009 as a result of this EITF.  The fair value of the derivative liability as of January 1, 2009 was approximately $13,196,000 and was recorded as a cumulative adjustment to accumulated deficit. The conversion feature of the convertible bonds denominated in a foreign currency was bifurcated and recorded as a derivative liability resulting in a cumulative adjustment to accumulated deficit of approximately $5,000 on January 1, 2009. See Note 5, Derivative Instruments and Fair Value of Financial Instruments.

On January 1, 2009, we adopted SFAS No. 157, Fair Value of Financial Instruments, (“SFAS 157”) as delayed by FSP 157-2-2 for all non-financial assets and non-financial liabilities.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The adoption of this standard did not have a material impact on our financial statements.

FSP APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  We examined our convertible debt instruments and preferred stock for applicability under this FSP.  FSP APB 14-1 was adopted on January 1, 2009 and there was no impact to our financial statements as our convertible debt and preferred stock were not within the scope of the FSP.

Recently Issued Accounting Standards
In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

•
FASB Staff Positions FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS 115-2, FAS 124-2, and EITF 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•
FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1 and APB 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

Note 3 – Supplemental Financial Information

Inventory
The following table presents the components of inventory (in thousands):

	March 31,	December 31,
	2009	2008

Finished goods	$5,148	$5,152
Work in process	377	783
Raw materials and supplies	4,381	4,750
	9,906	10,685
Less valuation allowance	(707)	(483)
	$9,199	$10,202

We regularly review inventory on hand and, when necessary, record a provision for excess or obsolete inventories based on an assessment of future demand.  Inventories are presented net of a reserve for obsolescence of $707,000 and $483,000 at March 31, 2009 and December 31, 2008, respectively.

Property and Equipment
The following table presents details of property and equipment (in thousands):

	Useful life	March 31,	December 31,
	(in years)	2009	2008

Land		$1,829	$1,966
Building and building improvements	30 - 39	5,016	5,381
Machinery and equipment	5 - 10	23,458	19,313
Office equipment, furniture and other	3 - 7	2,325	2,137
Leasehold improvements	1 - 5	9,363	7,966
Construction in progress	n/a	5,757	5,477
		47,748	42,241
Less accumulated depreciation		(3,981)	(2,728)
		$43,767	$39,513

Construction in progress includes deposits for equipment of $1,199,000 and $3,402,000 at March 31, 2009 and December 31, 2008, respectively.  These deposits are for equipment being constructed by third parties specifically for our use.  Depreciation on these assets will commence when we place the assets in service.

Depreciation expense for the periods ended March 31, 2009 and 2008 was approximately $1,280,000 and $107,000, respectively.  Assets recorded under capital leases were approximately $7,223,000 and $7,209,000 at March 31, 2009 and December 31, 2008, respectively.

Deferred Financing Costs
Deferred financing costs represent the $5,088,000 in fair value of the 1,250,000 warrants issued to Ener1 Group as a commitment fee pursuant to a $30,000,000 Line of Credit Agreement (the “LOC Agreement”) effective December 29, 2008.  These costs are being amortized to interest expense, over the 18 month term of the Agreement, totaling $847,000 during the three months ended March 31, 2009.

The estimated future straight line amortization of existing deferred financing costs is $2,545,000 in 2009 and $1,696,000 during 2010.  If we issue equity instruments related to financing transactions in the future, our interest expense will be increased by the amortization of those costs.

Intangible Assets
The following table presents details of intangible assets (in thousands):

	Useful life	March 31,	December 31,
	(in years)	2009	2008

Patents	10	$78	$86
Patented and unpatented technology	10	13,814	13,814
Electric vehicle battery technology	4.2	964	1,056
Customer relationships	2.2	784	858
		15,640	15,814
Less accumulated amortization		(1,053)	(568)
		$14,587	$15,246

Amortization expense for the periods ended March 31, 2009 and 2008 was approximately $491,000 and $0, respectively.

Goodwill
The following table summarizes the activity related to the carrying value of goodwill (in thousands):

	March 31,	December 31,
	2009	2008

Beginning balance	$48,674	$-
Purchase price allocation	-	47,192
Purchase price adjustments	2	702
Translation adjustments	(2,644)	780
Ending balance	$46,032	$48,674

During the three months ended March 31, 2009, goodwill was adjusted as a result of foreign currency translations totaling approximately $2,644,000 due to fluctuations in the Korean Won, the local currency of Enertech.

Accounts Payable and Accrued Expenses
The following table presents details of accounts payable and accrued expenses (in thousands):

	March 31,	December 31,
	2009	2008

Accounts payable	$9,562	$12,825
Accrued compensation and benefits	649	1,194
Accrued professional fees	133	573
Customer advances	642	561
Accrued other	1,152	1,169
	$12,138	$16,322

Other Long-Term Payables
The following table presents details of other long term payables (in thousands):

	March 31,	December 31,
	2009	2008

Refundable government grants (Enertech)	$187	$161
Severance benefits (Enertech)	972	932
	$1,159	$1,093

Convertible Bonds
On January 25, 2008, our Enertech subsidiary issued a $9,173,000 convertible bond maturing January 25, 2013 which is convertible into shares of Enertech common stock at a conversion price of 750 Korean Won per share. The conversion ratio is fixed to 11,564,092 shares if fully converted.  The bonds have a conversion period from April 2008 through December 2012. The convertible bonds accrue interest at 8.5% per annum which is payable at maturity if the bonds are not converted prior to their maturity.

We own approximately 96% of the outstanding balance of the convertible bonds at March 31, 2009 and as a result have eliminated the principal and related interest, in consolidation.  The amount of the remaining outstanding convertible bonds as of March 31, 2009 is $352,000.

We have evaluated the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, and EITF Issue 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, to the convertible bonds with a strike price denominated in a foreign currency.  Based on the guidance in SFAS 133 and EITF 07-05, we have concluded that the conversion feature of the convertible bonds is required to be bifurcated and accounted for separately as a derivative liability effective January 1, 2009.  See Note 5, Derivative Instruments and Fair Value of Financial Instruments.

Capital Leases
The following table summarizes the activity on our capital leases (in thousands):

	March 31,	December 31,
	2009	2008

Beginning balance	$6,583	$-
Borrowings	14	7,209
Repayments	(494)	(355)
Debt issuance costs	-	(281)
Amortization of debt issuance costs	24	10
Ending balance	6,127	6,583
less: current portion	(2,045)	(2,003)
Long term capital lease obligation	$4,082	$4,580

The total monthly payment for capital lease obligations is approximately $211,000.

Note 4 – Acquisitions

Supplemental Pro Forma Data (Unaudited)
The following “unaudited pro forma condensed combined statements of operations” gives effect to the Enertech acquisition that was completed in 2008 as if it had occurred at the beginning of 2008.  We acquired Enertech International, Inc. as of October 24, 2008, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on October 30, 2008. This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place at the beginning of 2008.

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Three Months Ended March 31, 2008
(In thousands, except share data)

	Historical Ener1 Three Months Ended March 31, 2008	Historical Enertech Three Months Ended March 31, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$97	$9,678	$(168	) (a)	$9,607
Cost of sales	-	8,359	(111	) (a)	8,248
Gross profit	97	1,319	(57)		1,359
Operating expense	5,754	1,576	(23	) (a), (b)	7,307
Total other expenses	(7,491)	(484)	411	(c ), (d)	(7,564)
Income tax expense	-	69			69
Net loss	(13,148)	(810)	377		(13,581)
Net loss attributable to the noncontrolling interest	-	-	232	(e)	232
Net loss attributable to Ener1	$(13,148)	$(810)	$609		$(13,349)

Weighted average shares outstanding	93,369		5,000	(f)	98,369

Net loss per share-basic and diluted	$(0.14)				$(0.14)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Reduction of gain on derivative liability for intercompany transactions relating to bonds with warrants.
(e)	Noncontrolling interest reflects an adjustment to the allocable portion of pro forma income before controlling interest in Enertech.
(f)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

During the three months ended March 31, 2009, goodwill was decreased as a result of foreign currency translations totaling approximately $2,644,000 due to fluctuations in the Korean Won, the local currency of Enertech.

On January 7, 2009, we filed a registration statement to register the resale of the shares issued to the Sellers, as well as the shares issuable upon the exercise of the warrants and the registration statement became effective on February 5, 2009.  In addition, through January 24, 2009, we could have been obligated to make a cash payment to the Sellers if common shares had been issued at a price less than $7.20 per share.  Such clause has expired and no such cash payment was made.

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, the ownership interest in Enertech increased from 83% to 89%, on a fully diluted basis.  The additional ownership interest has been accounted for as an equity transaction in accordance with SFAS 160.  See Note 8, Noncontrolling Interests.

Note 5 - Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments
We have evaluated the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, and EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock, to (i) certain freestanding warrants that contain exercise price adjustment features known as down round provisions and (ii) convertible bonds with a strike price denominated in a foreign currency.  Based on the guidance in SFAS 133 and EITF 07-05, we have concluded these instruments are required to be accounted for as derivatives effective January 1, 2009.

We have recorded the fair value of the warrants and convertible bonds that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under SFAS 133.

Lattice Valuation Model
We have valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as Ener1’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and warrant holder behavior as of January 1, 2009, January 24, 2009 and March 31, 2009.

The primary assumptions include projected annual volatility of 103% and holder exercise targets at 150% of the exercise price for the warrants expiring in 2010 and 200% of the exercise price for the warrants expiring in 2014, decreasing as the warrants approach maturity.  Based on these assumptions, the fair value of the warrant derivatives as of January 1, 2009 was estimated by management to be $13,196,000.  Amounts previously recorded to paid in capital associated with these warrants of approximately $19,521,000 were reversed and the remaining $6,325,000 was recorded as a cumulative adjustment to accumulated deficit.

On January 24, 2009, the down round provision contained in certain warrants expired and these warrants were no longer treated as derivative liabilities.  The fair value of the derivative liability associated with these warrants was marked to market on this date and a gain on derivative liability of approximately $1,587,000 was recorded.  The balance of the derivative liability of $2,679,000 was then recorded as a contribution to paid in capital on the same date.

The fair value of the remaining warrant derivatives as of March 31, 2009 was estimated by management to be $6,585,000.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Black-Scholes Valuation Model
We used a Black-Scholes pricing model to determine the fair value of the convertible bonds.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.  The convertible bond is convertible into shares of common stock of our Enertech subsidiary, not shares of Ener1 common stock.  As a result, stock prices were estimated using the average stock price of four comparable Korean companies, which operate in the same industry and are similar in size to Enertech, with a 30% liquidity discount and volatility was estimated using the average volatility of the same four comparable Korean companies.  Interest rates represent the Korean government bond rate for securities with a maturity that approximates the estimated expected life of the derivative.

The fair value of the convertible bonds as of January 25, 2008 (the date of issuance), January 1, 2009 and March 31, 2009 was estimated using the following assumptions of management:

	Volatility	Interest Rate	Stock Price	Term in Years

January 25, 2008	53.2%	5.3%	$0.54	5.0
January 1, 2009	56.6%	3.8%	$0.30	4.1
March 31, 2009	58.3%	4.7%	$0.47	3.8

We own approximately 96% of the outstanding balance of the convertible bonds and as a result have eliminated 96% of the derivative liability and loss on derivative liability in consolidation and recorded a $5,000 cumulative effect for the adoption of EITF 07-05 to noncontrolling interest.  Based on these assumptions, the remaining derivative liability, as of March 31, 2009 is $36,000 and the loss on derivative liability for the three months ended March 31, 2009 was approximately $20,000.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Fair Value of Financial Instruments
SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 liabilities consist of the derivative liabilities associated with certain freestanding warrants that contain down round provisions and convertible bonds with a strike price denominated in a foreign currency.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value, on a recurring basis during the three months ended March 31, 2009 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Derivative liabilities	$6,621	$-	$-	$6,621	$6,621
Totals		$-	$-	$6,621	$6,621

Level 3 Valuation Techniques
Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Our Level 3 liabilities consist of the derivative liabilities associated with certain freestanding warrants that contain down round provisions and convertible bonds with a strike price denominated in a foreign currency.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the quarter ended March 31, 2009 (in thousands):

Derivative
Liabilities

Balance, January 1, 2009	$13,212
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(3,912)
Included in stockholders' equity	(2,679)
Purchases, issuances and settlements	-
Transfers in and/or out of Level 3	-
Balance, March 31, 2009	$6,621

Our foreign subsidiary, Enertech, has derivative instruments for managing exposure to foreign currency primarily to hedge the foreign exchange risk arising from accounts receivable from domestic subsidiaries.  These derivative instruments are measured at fair value as they are not designated as hedges based on the criteria established by SFAS 133, and gains or losses from changes in the fair value are recognized in earnings.

Note 6 – Short Term and Long Term Borrowings

Short term borrowings
Short term borrowings as of March 31, 2009 and December 31, 2008 consist of the following:

		March 31,	December 31,
	Interest rate	2009	2008

Equipment loan	3.50%	$1,112	$-
Letters of credit	3.35% ~ 4.86%	1,833	1,716
Trade financing	6.24% ~ 6.98%	8,576	7,298
General term loan	7.85%	200	400
		$11,721	$9,414

The equipment loan is for purchased machinery and equipment which has been customized specifically for Ener1’s use.  The loan is scheduled to mature in September 2009 and has a monthly payment of approximately $186,000.

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at March 31, 2009 was approximately $12,519,000 of which $10,409,000 was outstanding.  The amounts are scheduled for repayment at various times throughout 2009.

The general term loan is denominated in United States dollars and the total amount available at March 31, 2009 was $750,000 of which $200,000 was outstanding.  The loan is scheduled to mature on April 27, 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the above loans.

Long term borrowings
Long term borrowings as of March 31, 2009 and December 31, 2008 consist of the following:

		March 31,	December 31,
	Interest rate	2009	2008

Equipment loan	7.85%	$2,542	$795
Line of credit	8.00%	5,878	-
		$8,420	$795

The equipment loan is denominated in Korean Won and the total amount available at March 31, 2009 was approximately $3,631,000 of which $2,542,000 was outstanding.  The loan bears interest at 7.85% and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee the payments of this debt.

See Note 9, Related Party Transactions, for information regarding the line of credit.

Note 7 – Earnings  per Share

Earnings per Share
Net loss per share basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share diluted is calculated by adjusting outstanding shares, assuming any dilutive effects of common stock equivalents using the treasury stock method.

Common stock equivalents consist of shares issuable upon the exercise of warrants, stock options and the completion of vesting periods for restricted stock.  These common stock equivalents have been excluded from the computation of earnings per share due to their antidilutive effect as we have reflected a net loss for the three months ended March 31, 2009 and 2008, respectively.  Accordingly, the basic and diluted EPS are the same.

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect of including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2009	2008
Stock options that were not in the money	1,333,916	504,999
Stock options excluded because effect was anti-dilutive	470,120	-
Warrants that were not in the money	9,189,926	3,651,101
Warrants excluded because effect was anti-dilutive	9,102,682	-
Restricted stock excluded because effect was anti-dilutive	10,000	-
Total potential common shares excluded from weighted average shares	20,106,644	4,156,100

Note 8 – Noncontrolling Interests

The following table reconciles equity attributable to noncontrolling interest (in thousands):

Noncontrolling
Interest

Balance, January 1, 2009	$3,517
Net income attributable to noncontrolling interest	39
Cumulative effect of change in accounting principle	5
Translation adjustments	(232)
Reduction in noncontrolling interest	(1,354)
Balance, March 31, 2009	$1,975

The reduction in noncontrolling interest of approximately $1,354,000 represents the decrease in Ener1’s paid in capital for the purchase of 1,625,000 shares of Enertech common stock on January 6, 2009.  Enertech has a share-based compensation plan in which stock options are granted to Enertech’s directors and employees who have contributed to Enertech’s operations.  These stock options are exercisable into shares of common stock of Enertech.  During the three months ended March 31, 2009, approximately $4,000 was expensed under this plan.  As of March 31, 2009, there are 914,500 stock options outstanding which represent approximately 3%, on a fully diluted basis, of the outstanding ownership of Enertech.

Note 9 – Related Party Transactions

Financing Transactions
Effective December 29, 2008, we entered into the LOC Agreement with Ener1 Group to establish a line of credit in the aggregate principal amount of $30,000,000 for a period of 18 months or until we complete a public equity offering, whichever occurs earlier. All amounts borrowed under the LOC Agreement bear interest at 8% per annum. We issued warrants to Ener1 Group for the purchase of up to 1,250,000 shares of Ener1 common stock as a commitment fee and recorded the fair value of the warrants as deferred financing costs.  We are further obligated to issue to Ener1 Group warrants to purchase shares of Ener1 common stock each time an advance is made under the LOC Agreement equal to the amount of the advance divided by $20, with an exercise price equal to $8.25 per share.  All warrants are immediately exercisable and expire two years after issuance.

The components of the line of credit balance as of March 31, 2009 are as follows (in thousands, except share data):

Line of Credit

Proceeds from advances	$6,250
Unamortized discount related to fair value of warrants	(438)
Accrued interest payable at maturity	66
Balance, March 31, 2009	$5,878

Warrants issued	312,500

Fair value of warrants	$489

Using a Black-Scholes pricing model to value the warrants, the fair value of $489,000 has been recorded as a reduction in proceeds and is amortized to interest expense over the remaining term of the LOC Agreement and totaled $51,000 during the three months ended March 31, 2009.  The estimated future straight line amortization of unamortized discount is $263,000 in 2009 and $175,000 during 2010.

In April and May 2009, we borrowed an additional $4,000,000 pursuant to the LOC Agreement for a total outstanding principal balance of $10,250,000 and issued warrants to purchase up to 200,000 shares of Ener1 common stock.  Using a Black-Scholes pricing model to value the warrants, the fair value of $543,000 has been recorded as a reduction in proceeds and $316,000 will be amortized to interest expense during 2009 and $227,000 during 2010.

In May 2009, we agreed, subject to negotiation and execution of documentation, to enter into an Amended and Restated Line of Credit Agreement (the “Amended LOC Agreement”) with Ener1 Group which provides for the election, by Ener1 Group, to convert up to $8 million of the outstanding principal into shares of Ener1 common stock, at a conversion price of $5.00 per share, provided that Ener1 raises capital through a capital markets equity financing or a strategic equity financing.  We are currently evaluating the proposed Amended LOC Agreement in accordance with EITF 98-14, Debtors’ Accounting for Changes in Lines of Credit or Revolving Debt Arrangements.  We are also considering EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The impact of $2,368,000 from the beneficial conversion feature as measured on May 8, 2009, may change and have a material effect on the financial statements if and when this transaction is recorded due to the conversion taking place.

Bridge Financing
On January 12, 2009, Ener1 Group became one of a number of lenders who have provided interim financing to Think Global AS (“Think”) of Oslo, Norway, a customer for our electric vehicle lithium-ion battery, to allow them to focus their efforts towards the next stages of the restructuring process, which include raising permanent equity capital and returning to volume production.  As of March 31, 2009, Ener1 Group has provided approximately $2,041,000 in bridge financing to Think.

Note 10 – Stock-Based Compensation

At March 31, 2009, we had seven active stock-based employee, executive, director, advisory board and consultant compensation plans which provide for the granting of incentive and non-incentive stock options to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the optionees to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

Restricted Stock
On February 17, 2009, we granted 10,000 shares of restricted common stock to certain employees pursuant to the terms of our plans.  The shares were valued at a price of $4.05 per share based on the closing price of our common stock on that date. The shares vest on the first anniversary of the grant date, and we are amortizing the related stock-based compensation of approximately $41,000 over the one year period.

Stock Options
During the three months ended March 31, 2009, we granted performance based options to employees to purchase up to 702,500 shares of common stock with an exercise price of $4.05 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $2,150,000 and in accordance with SFAS 123R will be expensed over the vesting period.

We granted incentive based options to employees to purchase up to 55,000 shares of common stock with an exercise price of $4.05 per share.  These options are scheduled to vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $119,000 and in accordance with SFAS 123R, will be expensed over the vesting period.

We also issued fully vested options to purchase up to 200,000 shares of common stock to our Chief Executive Officer at an exercise price of $4.05 per share.  We estimated the fair value of such options totaled approximately $652,000 based on the Black-Scholes option pricing model with the following assumptions: expected term of five years, a 1.65% risk free interest rate, expected volatility of 114.03% and zero dividends.

Current and former employees have exercised 21,871 options with exercise prices ranging from $1.61 to $2.17 per share.  The total intrinsic value of these options on the dates of exercise was $105,000.  Options to purchase up to 13,552 shares of common stock that were issued to various employees and former employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

Valuation and Expense Information under SFAS 123R
We recorded share-based compensation costs related to stock-based employee plans of $1,267,000 and $831,000 for the three months period ended March 31, 2009 and 2008, respectively.  As required by SFAS 123R, we estimate expected future forfeitures of employee stock options and recognize compensation cost only for the portion of those awards expected to vest. Forfeiture rate estimates for each plan are based on historical experience through December 31, 2008 and are adjusted annually to reflect actual forfeiture experience as needed.  Included in the stock-based compensation cost of $1,267,000 is $285,000 in adjustments to reflect our actual forfeiture rate for vested awards.

The fair value of the stock option grants awarded during the three months ended March 31, 2009 were estimated as of the date of grant using a Black-Scholes option valuation model with the following key assumptions:

Expected term	4 - 5 yrs
Risk free interest rate	1.22% - 1.65%
Expected volatility	114%
Expected dividend yield	0%

Summary of Stock Options
A summary of the changes in the stock options outstanding under all of our stock option plans described above as of March 31, 2009 is as follows:

Options	Number of Options	Weighted Average Exercise Price	Average Remaining Contractual Term in Years	Intrinsic Value

Outstanding at December 31, 2008	3,957,621	$3.34	4.5	$14,713,862

Granted	957,500	$4.05
Exercised	(21,871)	$1.86
Forfeited or expired	(13,552)	$4.89
Cancelled	(30,000)	$5.76
Outstanding at March 31, 2009	4,849,698	$3.53	4.4	$9,163,724

Exercisable at March 31, 2009	2,978,415	$3.22	4.2	$6,606,775

The following summarizes the outstanding and exercisable options and the respective exercise prices at March 31, 2009:

Range of exercise price	No. of options outstanding	Weighted average exercise price	No. of options exercisable	Weighted average exercise price

$0.49 - $1.61	920,307	$1.60	651,740	$1.59
$2.10 - $4.20	2,595,475	$2.96	1,546,066	$2.45
$4.83 - $4.90	558,199	$4.90	272,279	$4.90
$5.18 - $6.79	560,715	$6.47	446,186	$6.65
$7.15 - $7.63	215,002	$7.34	62,144	$7.56
Totals	4,849,698	$3.53	2,978,415	$3.22

The following table summarizes the changes in our non-vested stock options since January 1, 2009:

		Weighted
		Average
	No. of options	Fair Value

Non-vested at January 1, 2009	1,192,324	$3.31
Granted	957,500	$3.10
Vested	(234,989)	$3.22
Forfeited	(13,552)	$3.92
Cancelled	(30,000)	$4.43
Non-vested at March 31, 2009	1,871,283	$3.18

Unearned Stock-Based Compensation
The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2012 related to the unvested share based payment awards (in thousands):

	2009	2010	2011	2012	Total

Unearned stock-based compensation	$1,699	$1,709	$820	$71	$4,299

If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that additional equity awards are granted.

Note 11 - Warrants

During the period ended March 31, 2009, we issued to Ener1 Group warrants to purchase up to 312,500 shares of Ener1 common stock at an exercise price of $8.25 per share in connection with the LOC Agreement.  The warrants are immediately exercisable and expire two years after the date of grant.  We used a Black-Scholes pricing model to value the warrants and the fair value of $489,000 has been recorded as debt discount and will be amortized to expense over the remaining term of the LOC Agreement.

The fair value of the warrant grants awarded during the three months ended March 31, 2009 were estimated as of the date of grant using a Black-Scholes option valuation model with the following key assumptions:

Expected term	2 years
Risk free interest rate	0.81% - 0.96%
Expected volatility	94% - 100%
Expected dividend yield	0%

A summary of the changes in warrants outstanding as of March 31, 2009 is as follows:

Warrants	Number of Warrants	Weighted Average Exercise Price	Average Remaining Term in Years	Intrinsic Value

Outstanding and Exercisable at December 31, 2008	27,758,424	$4.10	3.2	$95,607,859

Granted	312,500	$8.25
Outstanding and Exercisable at March 31, 2009	28,070,924	$4.14	2.2	$54,317,348

The following summarizes the outstanding and exercisable warrants and the respective exercise prices at March 31, 2009:

		Weighted
Range of	No. of warrants	Average
exercise price	outstanding	Exercise Price

$2.10 - $2.80	18,880,998	$2.30
$4.83 - $5.95	2,166,321	$5.31
$7.50 - $8.88	6,408,217	$8.18
$10.50 - $17.57	615,388	$14.62
	28,070,924	$4.14

Note 12 - Segments

We have identified three business and reporting segments: battery, fuel cell and nanotechnology.  The battery business develops and markets advanced lithium-ion batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business is developing nanotechnology related manufacturing processes and materials.  Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price

The following table provides segment financial information (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net sales:
Corporate	$55	$-
Battery	8,147	83
Fuel Cell	(10)	14
Total Net Sales	$8,192	$97

Corporate allocations:
Corporate	$(3,044)	$(4,701)
Battery	2,653	2,965
Fuel Cell	282	1,467
Nanotechnology	109	269
	$-	$-

Net income (loss) attributable to Ener1, Inc.
Corporate	$3,057	$(5,879)
Battery	(9,042)	(4,865)
Fuel Cell	(932)	(2,520)
Nanotechnology	(391)	(464)
Net loss attributable to Ener1, Inc.	$(7,308)	$(13,728)

	March 31,	December 31,
Assets:	2009	2008
Corporate	$5,468	$10,910
Battery	126,835	130,169
Fuel Cell	464	488
Nanotechnology	152	164
Total assets	$132,919	$141,731

We record proceeds from cost-sharing grants as a reduction of research and development expenses.  Proceeds from grants were $1,187,000 and $1,298,000 for the periods ended March 31, 2009 and 2008, respectively.

Based on Enertech’s foreign and domestic operations during the three months ended March 31, 2009 additional reportable segments have been created based on geographic location.  We did not have foreign operations during the three months ended March 31, 2008.

The following table provides geographic segment financial information (in thousands):

Three Months
Ended
March 31, 2009
Net sales:
U.S.	$5,228
South Korea	7,624
Intersegment transfers	(4,660)
Total net sales	$8,192

Net income (loss) attributable to Ener1, Inc.
U.S.	$(7,416)
South Korea	286
Intersegment transfers	(178)
Net loss attributable to Ener1, Inc.	$(7,308)

Assets:
U.S.	$75,203
South Korea	57,716
Total assets	$132,919

We have been dependent on several large clients for a significant portion of net sales and as such believe we have a concentration of risk.  Sales and accounts receivable from customers accounting for 10% or more of net sales and accounts receivable are as follows (in thousands):

	Sales for the period ended March 31,
	2009		2008
Li-Tec Battery	$1,426	17%	N/A	N/A
Symbol Technologies, Inc. (Motorola)	1,106	14%	N/A	N/A
Bren-Tronics	975	12%	N/A	N/A
Think Global AS	-	0%	97	100%
	$3,507		$97

Note 13 – Commitments and Contingencies

Litigation
Ener1 receives communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties.  Ener1 cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.  As of March 31, 2009, there were no material pending legal proceedings.

Purchase Commitments
We have purchase orders and commitments with various suppliers to purchase machinery and equipment.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $5,178,000 as of March 31, 2009.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains ”forward-looking statements” within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements about our beliefs and expectations. There are many risks and uncertainties that could cause actual results to differ materially from those discussed in forward-looking statements. Potential factors that could cause actual results to differ materially from those discussed in any forward-looking statements include, but are not limited to, those stated below under the headings “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” as well as those described from time to time in our filings with the Securities and Exchange Commission.

All forward-looking statements are based on information available to us on the date of this filing, and we assume no obligation to update such statements. The following discussion should be read in conjunction with our filings with the Securities and Exchange Commission and the consolidated financial statements and the related notes included in this Form 10-Q.

Cautionary Statement Concerning Forward Looking Statements

We have made forward-looking statements in this Form 10-Q including, without limitation, statements concerning our financial outlook for 2009 and beyond, estimates and projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, all of which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

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

The factors discussed in “Risk Factors” and in our filings with the Securities and Exchange Commission from time to time, and other unforeseen events or circumstances, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in our forward-looking statements. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report.

Business Overview and 2009 Developments
We are primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power (energy storage for utilities and renewable energy such as wind and solar power in addition to battery backup systems for residential use), military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  We also conduct research and development of fuel cells and nano coating processes. In addition, our Enertech subsidiary specializes in “small cell” technology and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells and lithium polymer batteries as well as manufactures large format cells for automotive applications.

Our goal is to become the leading United States-based developer and manufacturer of advanced, safe, high-performance lithium-ion battery systems for EVs, HEVs, and PHEVs, and for related non-automotive, stationary power and military markets.  Our intention is to supply our products to the transportation and stationary power market segments in North America, Europe and Asia and the military markets in the United States.  We initially plan to manufacture and assemble our batteries in our United States-based Indianapolis and Korea-based plants, and to increase EnerDel’s global production capacity of cells as required.  Ultimately, we envision a hub-and-spoke model for manufacturing and distribution, basing cell manufacturing in our Indianapolis and Korean facilities and locating pack assembly closer to our customers to reduce transportation expense.

On January 1, 2009, we adopted EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05").   The adoption of EITF 07-05 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  Our warrants with such provisions are no longer deemed to be indexed to the company’s own stock and are no longer classified in equity.  Instead, these warrants were reclassified as derivative liability on January 1, 2009 as a result of this EITF.  The fair value of the derivative liability as of January 1, 2009 was approximately $13,196,000 and was recorded as a cumulative adjustment to accumulated deficit. The conversion feature of the convertible bonds denominated in a foreign currency was bifurcated and recorded as a derivative liability resulting in a cumulative adjustment to accumulated deficit of approximately $5,000 on January 1, 2009.

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of our common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, our interest in Enertech increased from 83% to 89%, on a fully diluted basis.  The additional ownership interest has been accounted for as an equity transaction in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements.

On January 7, 2009, we filed a registration statement on Form S-3 to register the resale of the shares issued in connection with the Enertech acquisition, as well as the shares issuable upon the exercise of the warrants and to register securities up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009.

Through May 7, 2009, we had borrowed $10,250,000 from Ener1 Group, our majority shareholder pursuant to the LOC Agreement.  In connection with these borrowings we have issued to Ener1 Group warrants to purchase up to 512,500 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire two years after the date of issuance.  We used a Black-Scholes pricing model to value the warrants and the fair value of $1,031,000 has been recorded as a reduction in proceeds and will be amortized to expense over the remaining term of the LOC Agreement.

In May 2009, we agreed, subject to negotiation and execution of documentation, to enter into an Amended LOC Agreement with Ener1 Group which provides for the election, by Ener1 Group, to convert up to $8 million of the principal into shares of Ener1 common stock, at a conversion price of $5.00 per share, provided that Ener1 raises capital through a capital markets equity financing or a strategic equity financing.

Results of Operations for the Period ended March 31, 2009

The following information has been derived from the accompanying unaudited consolidated financial statements for the three months in the periods ended March 31, 2009 and 2008 and is presented in thousands in all tables in this discussion.  The three months ended March 31, 2009 includes the operations of Enertech.  The three months ended March 31, 2008 do not include the operations of Enertech as the acquisition was not effective, for accounting purposes, until November 1, 2008.  Therefore, management has presented the results of operations separately for Ener1 and Enertech for the three months ended March 31, 2009 for proper comparison to Ener1’s results of operations for the three months ended March 31, 2008.

Net Sales, Cost of Sales and Gross Profit

	2009			2008	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Net sales	$285	$7,907	$8,192	$97	$188	194%
Cost of sales	-	6,803	6,803	-	-	-
Gross profit	$285	$1,104	$1,389	$97	$188	194%

Ener1 revenue has increased primarily from the sale of prototype EV battery packs to European customers, which has been partially offset by a decrease in revenue from the supply agreement with Think.

Enertech’s sales of $7,907,000 and cost of sales of $6,803,000 resulted in a gross profit of $1,104,000 or 14%.  Included in cost of sales is depreciation expense of $565,000.

Enertech sales have decreased approximately 17% on a pro forma basis, from $9,510,000 for the three months ended March 31, 2008 to $7,907,000 for the three months ended March 31, 2009 resulting in a gross profit decline of approximately $158,000 or 13%.  This revenue decline is due to an overall decline in demand for batteries due to poor worldwide economic conditions as well as the impact of foreign currency fluctuations.  The average foreign currency exchange rate for the three months ended March 31, 2009 declined approximately 33% when compared to the same period in 2008.

Operating Expenses

	2009			2008	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
General and administrative	$3,219	$1,398	$4,617	$2,582	$637	25%
Research and development, net	6,216	46	6,262	3,065	3,151	103%
Depreciation and amortization	892	216	1,108	107	785	734%
Total operating expenses	$10,327	$1,660	$11,987	$5,754	$4,573	79%

General and administrative:  Ener1 general and administrative expenses increased due to an increase in legal and professional fees of $410,000, of which $212,000 is for investor, government, media and public relations, and an increase in stock-based compensation of $403,000.

These increases have been partially offset by a decrease in salary related expenses of $241,000 due to decreases in executive benefits, executive and employee bonuses and salaries, and the classification of certain employees’ salaries from general and administrative to research and development programs.

Of Enertech’s total general and administrative expenses of $1,398,000, which represents approximately 30% of the consolidated expense, $679,000 or 49% is for salary and related expenses, $276,000 or 20% is for legal and professional fees, $106,000 or 8% is for facilities related expenses and $95,000 or 7% is for travel related costs.

Research and development:  Ener1 research and development expenses increased primarily due to an increase in salaries and benefits of $1,813,000 related to new hires and the classification of certain employees’ salaries from general and administrative and an increase in materials used in research of $1,233,000.

We present proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Billings under these contracts were $1,187,000 and $1,298,000 for the periods ended March 31, 2009 and 2008, respectively, a decrease of $111,000 or 9%.

Research and development expenses for the period ended March 31, 2009 included $5,340,000 of expenses incurred in connection with our battery business, net of $1,155,000 in proceeds, $621,000 of expenses incurred in connection with our fuel cell business, net of $32,000 in proceeds, and $255,000 of expenses incurred in connection with our nano-technology business.

Depreciation and amortization:  Our amortization increased $345,000 related to intangible assets capitalized after the first quarter of 2008 and depreciation increased $440,000 as a result of the increases in property and equipment since March 31, 2008.

Other income and expenses

	2009			2008	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Interest expense	$(1,123)	$(194)	$(1,317)	$(11,625)	$10,502	-90%
Interest income	3	34	37	123	(120)	-98%
Other	1	62	63	-	1	100%
Gain (loss) on derivative liabilities	3,932	(20)	3,912	3,936	(4)	0%
Gain on foreign currency transactions	-	671	671	75	(75)	100%
Total other income (expenses)	$2,813	$553	$3,366	$(7,491)	$10,304	-138%

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to Enertech’s bank borrowings and convertible bonds and our capital lease obligations, deferred financing costs and debt issuance costs.  Cash paid for interest expense was $276,000 and $164,000 for the periods ended March 31, 2009 and 2008, respectively.  Non-cash interest expense was $1,041,000 and $11,461,000 for the periods ended March 31, 2009 and 2008, respectively.  Cash interest expense for the period ended March 31, 2009 included $141,000 for Enertech

Of the $1,041,000 of non-cash interest expense, $899,000 represents the amortization of deferred financing and debt issuance costs associated with the fair value of the warrants issued to Ener1 Group as commitment fee and borrowing fees pursuant to the LOC Agreement.  The estimated future straight line amortization of these deferred financing and debt issuances costs is estimated to be $2,807,000 for the remainder of 2009 and $1,848,000 during 2010.

The overall decrease in interest expense of $10,502,000 is primarily due to reduced principal and interest of convertible note and debenture instruments which were converted into shares of Ener1common stock during the three months ended March 31, 2008.

Gain on derivative liabilities:  Following the provisions of EITF 07-05 and SFAS 133, we concluded that our warrants containing down round provisions and the convertible bonds issued by our Enertech subsidiary should be treated as derivative liabilities effective January 1, 2009, which resulted in a gain on derivative liabilities for the three months ended March 31, 2009 of $3,932,000 for Ener1 and a loss on derivative liabilities of $20,000 for Enertech for the same period.

Gain on foreign currency transactions:  Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates of the functional currency in which a transaction is denominated increases or decreases the expected cash flow creating a foreign currency transaction gain or loss.

Financial Condition and Liquidity

Cash Flow Summary
At March 31, 2009, we had unrestricted cash of $4,267,000 and restricted cash of $2,233,000.  During the three months ended March 31, 2009, we experienced a decrease in cash and cash equivalents of $7,705,000 which was funded primarily through our financing activities which includes $10,462,000 in proceeds from borrowings.

The following information is a summary of consolidated cash flows for Ener1 for the three months March 31, 2009 and 2008 (in thousands):

	2009	2008	$ Change	% Change

Net loss	$(7,308)	$(13,728)	6,420	-47%
Non-cash items	(52)	8,869	(8,921)	-101%
Decrease in working capital items	(4,389)	(296)	(4,093)	1383%
Operating activities	(11,749)	(5,155)	(6,594)	128%
Investing activities	(5,844)	(5,821)	(23)	0%
Financing activities	10,008	(230)	10,238	-4451%
Effects of exchange rates on cash and cash equivalents	(120)	-	(120)	100%
Net decrease in cash and cash equivalents	$(7,705)	$(11,206)	$3,501	-31%
Cash and cash equivalents - beginning balance	14,205	24,826	(10,621)	-75%
Cash and cash equivalents - ending balance	$6,500	$13,620	$(7,120)

Operating activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Cash used in operations was $11,749,000, comprised of a net loss of $7,308,000, offset by non-cash items of $52,000 and a net decrease in certain operating assets and liabilities of $4,389,000.  Non-cash items consist primarily of depreciation and amortization, stock-based compensation and interest expense, which are partially offset by the gain on derivative liabilities.  The decrease in certain operating assets and liabilities is primarily due to the decrease in accounts payable and accrued expenses.

Investing activities
Cash used in investing activities for the three months ended March 31, 2009 was $5,844,000, compared to $5,821,000 for the three months ended March 31, 2008.  This increase is primarily due to an increase in capital expenditures during the first quarter of 2009 as compared to the same period in 2008.  Purchases of property, plant and equipment are increasing as we continue to upgrade and build out our manufacturing facilities in Indiana and Korea.

Financing activities
Cash provided by financing activities for the three months ended March 31, 2009 was $10,008,000 compared to cash used in financing activities of $230,000 for the three months ended March 31, 2008.  The increase was due primarily to the $10,462,000 in net proceeds from short term borrowings during the three months ended March 31, 2009.

Borrowings
Short term borrowings consist of the following:

		March 31,	December 31,
	Interest rate	2009	2008

Equipment loan	3.50%	$1,112	$-
Letters of credit	3.35% ~ 4.86%	1,833	1,716
Trade financing	6.24% ~ 6.98%	8,576	7,298
General term loan	7.85%	200	400
		$11,721	$9,414

The equipment loan is for purchased machinery and equipment which has been customized specifically for Ener1’s use.  The loan is scheduled to mature in September 2009 and the monthly payment totals approximately $186,000.

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at March 31, 2009 was approximately $12,519,000 of which $10,409,000 was outstanding.  The amounts are scheduled for repayment at various times throughout 2009.

The general term loan is denominated in United States dollars and the total amount available at March 31, 2009 was $750,000 of which $200,000 was outstanding.  The loan is scheduled to mature on April 27, 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the above loans.

Long term borrowings consist of the following:

		March 31,	December 31,
	Interest rate	2009	2008

Equipment loan	7.85%	$2,542	$795
Line of credit	8.00%	5,878	-
		$8,420	$795

The equipment loan is denominated in Korean Won and the total amount available at March 31, 2009 was approximately $3,631,000 of which $2,542,000 was outstanding.  The loan bears interest at 7.85% and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee the payments of this debt.

During the three months ended March 31, 2009 we borrowed $6,250,000 under our LOC Agreement with Ener1 Group and issued warrants to purchase up 312,500 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire two years after issuance.  Using a Black-Scholes pricing model to value the warrants, the fair value was recorded as a reduction in proceeds and is amortized to interest expense over the remaining term of the LOC Agreement.

Amounts borrowed under the LOC Agreement bear interest at 8.0% per annum and the balance at March 31, 2009 is comprised of the following (in thousands, except share data):

Line of Credit

Proceeds from advances	$6,250
Unamortized discount related to fair value of warrants	(438)
Accrued interest payable at maturity	66
Balance, March 31, 2009	$5,878

Warrants issued	312,500

Fair value of warrants	$489

In April and May 2009, we borrowed an additional $4,000,000 pursuant to the LOC Agreement for a total outstanding principal balance of $10,250,000 and issued warrants to purchase up to 200,000 shares of Ener1 common stock.  Using a Black-Scholes pricing model to value the warrants, the fair value of $543,000 has been recorded as a reduction in proceeds and $316,000 will be amortized to interest expense during 2009 and $227,000 during 2010.

In May 2009, we agreed, subject to negotiation and execution of documentation, to enter into an Amended and Restated Line of Credit Agreement (the “Amended LOC Agreement”) with Ener1 Group which provides for the election, by Ener1 Group, to convert up to $8 million of the outstanding principal into shares of Ener1 common stock, at a conversion price of $5.00 per share, provided that Ener1 raises capital through a capital markets equity financing or a strategic equity financing.  We are currently evaluating the proposed Amended LOC Agreement in accordance with EITF 98-14, Debtors’ Accounting for Changes in Lines of Credit or Revolving Debt Arrangements.  We are also considering EITF No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. The impact of $2,368,000 from the beneficial conversion feature as measured on May 8, 2009, may change and have a material effect on the financial statements if and when this transaction is recorded due to the conversion taking place.

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

We anticipate that United States government programs will fund a significant increase in investment in the domestic battery business and related supplier markets, and we may benefit from these programs due to our presence as a United States-based manufacturer.  If we receive funds pursuant to these government programs, these funds will be designated to increase our battery manufacturing capacity.

In December 2008 we applied for a $480 million loan under the Advanced Technology Vehicle Manufacturing Incentive Program (“ATVM”) to increase our battery manufacturing capacity in Indiana.  We are currently providing additional information to the Department of Energy (“DOE”) pursuant to the application process.  The ATVM was created under Section 136 of the Energy Independence and Security Act of 2007

In February 2009, the United States government approved a stimulus plan which included $2 billion of grants for development of battery manufacturing capability.  In March 2009, the DOE’s National Energy Technology Laboratory announced on behalf of the DOE’s Office of Energy Efficiency and Renewable Energy’s Vehicle Technologies (VT) Program, a Funding Opportunity Announcement entitled "Recovery Act – Electric Drive Vehicle and Component Manufacturing Initiative under Federal Opportunity Number: DE-FOA-0000026.” The program will provide grants that support the construction of United States-based manufacturing plants to produce batteries and electric drive components.  The battery manufacturing area is focused on battery manufacturing plants, material and component supplier manufacturing plants, and recycling plants, including facilities and manufacturing equipment, for lithium-ion and other advanced batteries for advanced vehicles such as electric drive vehicles (“EDVs”) and micro-hybrids.  A key objective of the VT program is to accelerate the development and production of various EDV systems to substantially reduce petroleum consumption.  A supporting goal is the development of production-ready batteries, power electronics and electric machines that can be cost effectively produced in volume to support the introduction of EDVs.  We currently anticipate applying for a grant before the May 19, 2009 due date.

We expect to receive $7,599,000 from our active cost-sharing arrangements with the Department of Defense (“DOD”), DOE and the United States Advanced Battery Consortium (“USABC”) through March 2010, which will reduce our future research and development expense.

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

We continually monitor the financial institutions that hold our cash and cash equivalents.   The emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.  Diversifying our cash and cash equivalents among counterparties minimizes exposure to any one of these entities.

We believe we have sufficient capital to continue our planned operations for the remainder of 2009.  We plan to utilize our line of credit with Ener1 Group to fund operations and the purchase of certain production equipment and manufacturing plant assets.  We continue to integrate Enertech’s operations into our existing business and it may take time before we realize the synergies and potential cost savings from this acquisition.  Enertech has adequate operational funding and also has access to facilities with several banks for short term working capital and equipment purchases.

Contractual Obligations and Off-Balance Sheet Arrangements

We have purchase orders and commitments with various suppliers to purchase machinery and equipment.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $5,178,000 as of March 31, 2009.

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Legal Matters
Refer to Note 13, Commitments and Contingencies, in “Notes to Consolidated Financial Statements,” for a discussion of legal matters as of March 31, 2009.

New Accounting Standards
Refer to Note 2, New Accounting Pronouncements, in “Notes to Consolidated Financial Statements,” for a discussion regarding new accounting standards.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, derivatives, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, research and development, contingencies and litigation, and share-based payments.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

This item 3 is not applicable to us as, pursuant to Item 305(c) of Regulation S-K, the information is not required until after the first fiscal year end in which Item 305 is applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, amended, the Securities Exchange Act) as of March 31, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of March 31, 2009, there are no material pending legal proceedings.

Item 1A.  Risk Factors.

Refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our risk factors.  In addition, see the following risk factors which have substantially changed since December 31, 2008.

We face several risks relating to internal control over financial reporting.
As permitted by SEC rules, we and our independent registered public accountants excluded Enertech, which represented 36% of our combined assets prior to the acquisition, from our management’s report on internal control over financial reporting and their audit of our internal control over financial reporting. As a result, it is possible that, as we continue to integrate Enertech into our business, we will identify internal control issues relating to Enertech’s financial reporting.

In addition, we have experienced rapid growth in our head count and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure.  In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, our independent registered public accountants identified four “significant deficiencies” in our internal control over financial reporting, none of which was considered to constitute a “material weakness.”  We have taken, and will continue to take, steps which we believe will remediate these deficiencies; however, we cannot be certain that such steps will be entirely successful.

If management is not successful in maintaining a strong internal control environment, including with respect to Enertech, and material weaknesses occur, investors could lose confidence in our reported financial information.  This loss of confidence could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

We may not be able to obtain government financing.
We anticipate that there will be new opportunities for loans and other investments from the United States government for companies involved in emerging battery technologies.  We cannot assure you that we will be successful in obtaining these loans and other investments. Even if we do obtain such financing, we may be unable to successfully execute on our business plan, especially with respect to revenue and profitability and the effect these metrics would have on our stock price, or otherwise meet our current operating plans and assumptions, in which case our actual results could differ materially from current expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of the following issuances were private placements of our securities in accordance with Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D under the Securities Act.

Shares issued in connection with acquisitions
In January 2009, we issued 385,936 shares of common stock, valued at approximately $2,597,000, to Enertech shareholders in connection with the acquisition of additional ownership in Enertech bringing our current ownership percentage, on a fully diluted basis, to 89%.

Item 6.  Exhibits.

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

3.7	Amendment to By-laws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed April 24, 2008.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed July 22, 2008.

3.11	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed December 11, 2008.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

4.2
Form of Warrant to Purchase Common Stock issued pursuant to Securities Purchase Agreement, dated January 16, 2004, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

4.3
Registration Rights Agreement dated as of January 16, 2004, by and among the Registrant the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

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

10.3
License and Royalty Agreement by and among the Registrant, Ener1 Battery Company and ITOCHU Corporation, dated July 25, 2003, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, SEC File No. 000-21138.

10.4
Shareholders Agreement by and between ITOCHU and the Registrant, dated July 25, 2003, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, SEC File No. 000-21138.

10.5
Amendment to Subscription and Investment Agreement by ITOCHU Corporation and the Registrant, dated January 31, 2004, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003, SEC File No. 000-21138.

10.6
Securities Purchase Agreement, dated as of January 16, 2004 by and among Ener1, Inc. and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

10.7
Security Agreement dated as of January 16, 2004 by and among Ener1 Battery Company and the entities whose names appear on the signature pages thereof, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

10.8
Subsidiary Guaranty dated January 16, 2004 made by Ener1 Battery Company in favor of the Investors named therein, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

10. 9
Mortgage, Security Agreement and Assignment of Leases and Rents dated January 16, 2004 by Ener1 Battery Registrant to Satellite Asset Management, L.P., incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

10.10
Waiver Agreement dated January 2004 by and between the Registrant and Ener1 Group, Inc. incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2003 filed on March 31, 2004, SEC File No. 000-21138.

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

10.42	Line of Credit Agreement dated December 29, 2008, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008.

10.44	Tax Allocation Agreement dated May 7, 2009 by and between Ener1, Inc. and certain subsidiaries named therein.*

10.45	2002 Stock Participation Plan as amended May 7, 2009.*

10.46	2002 Non-Employee Director Stock Participation Plan as amended May 7, 2009.*

10.47	Ener1, Inc. 2007 Stock Incentive Plan as amended May 7, 2009.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: May 11, 2009	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 11, 2009	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)