Form 10-K/A
period 2008-12-31
ENER1 INC
filed 2009-06-24
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number  001-34050

Ener1, Inc.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2479377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1540 Broadway, Suite 25C
New York, New York 10036
 (Address of principal executive officers) (Zip code)

 (212) 920-3500
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
NONE

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ¨☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $295,191,000 based on the closing price on that date.  As of March 6, 2009, there were 113,474,085 shares of common stock outstanding.

 Explanatory Note

Ener1, Inc. filed this Annual Report on Form 10-K on March 12, 2009. In June 2009, Ener1 concluded that it was necessary to amend this Annual Report in order to include in Exhibits 31.1 and 31.2 the language that states that the Chief Executive Officer and the Chief Financial Officer had designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER1, INC.

Dated: June 23, 2009	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Gassenheimer	Chief Executive Officer, Chairman	June 23, 2009
Charles Gassenheimer	(Principal Executive Officer)

/s/ Peter Novak	President, Director	June 23, 2009
Peter Novak

/s/ Gerard A. Herlihy	Chief Financial Officer	June 23, 2009
Gerard A. Herlihy	(Principal Financial Officer and Principal Accounting Officer)

Director
Kenneth Baker

Director
Marshall Cogan

Director
Mark D’Anastasio

/s/ Elliot Fuhr	Director	June 23, 2009
Elliot Fuhr

/s/ Karl Gruns	Director	June 23, 2009
Karl Gruns

/s/ Ludovico Manfredi	Director	June 23, 2009
Ludovico Manfredi

/s/ Thomas Snyder	Director	June 23, 2009
Thomas Snyder