Form 10-Q
period 2009-06-30
ENER1 INC
filed 2009-08-06
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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
Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                                       Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 6, 2009
Common Stock, par value $0.01 per share	116,825,133

ENER1, INC.

Form 10-Q for the Quarter Ended June 30, 2009

INDEX

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$5,996	$11,229
Restricted cash	2,260	2,976
Accounts receivable, net of allowance of $983 and $915	4,685	7,006
Inventory, net of allowance for obsolescence of $1,020 and $483	8,689	10,202
Prepaid expenses and other current assets	1,116	1,199
Total current assets	22,746	32,612

Property and equipment, net of accumulated depreciation of $6,878 and $2,728	45,243	39,513
Deferred financing costs, net of amortization of $1,696 and $0	3,393	5,088
Intangible assets, net of accumulated amortization of $1,649 and $568	14,121	15,246
Goodwill	48,031	48,674
Other	606	598
Total assets	$134,140	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,747	$16,322
Accrued income taxes payable	299	318
Short term borrowings	9,981	9,414
Short term borrowings, related party	1,500	-
Capital lease obligations, current portion	2,177	2,003
Total current liabilities	23,704	28,057

Other long-term payables	1,267	1,093
Derivative liabilities	6,549	-
Long term borrowings	3,892	795
Long term borrowings, related party	9,693	-
Deferred income tax liabilities	313	397
Convertible bonds	363	396
Capital lease obligations, less current portion	3,624	4,580
Total liabilities	49,405	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized, 114,716,864 and 113,074,478 issued and outstanding	1,149	1,132
Paid in capital	378,176	383,367
Accumulated other comprehensive income	354	1,510
Accumulated deficit	(296,957)	(283,113)
Total Ener1, Inc. stockholders' equity	82,722	102,896
Noncontrolling interest	2,013	3,517
Total stockholders' equity	84,735	106,413
Total liabilities and stockholders' equity	$134,140	$141,731

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net sales	$7,537	$437	$15,729	$534
Cost of sales	6,360	-	13,163	-
Gross profit	1,177	437	2,566	534

Operating expenses:
General and administrative	3,741	2,179	8,358	4,761
Research and development, net	7,452	5,384	13,714	8,449
Depreciation and amortization	1,354	191	2,462	298
Total operating expenses	12,547	7,754	24,534	13,508
Loss from operations	(11,370)	(7,317)	(21,968)	(12,974)

Other income (expense):
Interest expense	(1,419)	-	(2,736)	(11,625)
Interest income	40	125	77	248
Other	22	(14)	85	61
Gain on derivative liabilities	5	-	3,917	3,936
(Loss) gain on foreign currency transactions	(303)	-	368	-
Total other income (expense)	(1,655)	111	1,711	(7,380)

Loss before income taxes	(13,025)	(7,206)	(20,257)	(20,354)
Income tax (benefit) expense	(35)	-	2	-
Net loss	(12,990)	(7,206)	(20,259)	(20,354)
Less: Net (loss) income attributable to noncontrolling interest	(129)	616	(90)	1,196
Net loss attributable to Ener1, Inc.	$(12,861)	$(7,822)	$(20,169)	$(21,550)

Net loss per share attributable to Ener1, Inc.:
basic and diluted	$(0.11)	$(0.08)	$(0.18)	$(0.22)

Weighted average shares outstanding for Ener1, Inc.:
basic and diluted	113,803	101,930	113,637	97,651

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance December 31, 2008	113,074,478	$1,132	$383,367	$1,510	$(283,113)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	-	(20,169)	(90)	(20,259)
Translation adjustment	-	-	-	(1,242)	-	(98)	(1,340)
Total comprehensive loss							(21,599)
Shares sold for cash, net of costs	962,415	10	5,852	-	-	-	5,862
Shares issued for exercise of options and warrants	292,798	3	590	-	-	-	593
Shares issued for additional noncontrolling interest	385,936	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	1,237	-	8	-	-	-	8
Cumulative effect of change in accounting principle	-	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	-	2,746	-	-	-	2,746
Warrants issued to related party as borrowing fees under a line of credit agreement	-	-	1,031	-	-	-	1,031
Stock-based compensation expense	-	-	2,839	-	-	-	2,839
Balance June 30, 2009	114,716,864	$1,149	$378,176	$354	$(296,957)	$2,013	$84,735

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008

Operating activities:
Net loss	$(20,259)	$(20,354)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,917)	(3,936)
Non-cash accretion of discounts on debentures and notes	-	9,420
Non-cash interest expense related to financing costs	1,988	835
Non-cash interest expense on related party debt	-	279
Non-cash inducement for debt conversions and equity investments	-	753
Depreciation and amortization	3,593	298
Stock-based compensation expense	2,839	1,489
Gain on foreign currency transactions, net	(368)	-
Gain on disposal of equipment, net	(5)	-
Other non-cash expenses	908	-
Changes in certain operating assets and liabilities:
Restricted cash	660	(3,593)
Accounts receivable	2,105	(995)
Inventory	779	-
Accounts payable and accrued expenses	(5,815)	1,085
Changes in current assets, liabilities and other, net	(559)	(1,512)
Net cash used in operating activities	(18,051)	(16,231)

Investing activities:
Capital expenditures and equipment deposits	(7,407)	(4,316)
Other	19	-
Net cash used in investing activities	(7,388)	(4,316)

Financing activities:
Proceeds from borrowings, net of costs	3,576	-
Proceeds from borrowings, related party, net of costs	12,086	-
Proceeds from exercise of options and warrants	593	30,092
Proceeds from sale of stock, net of costs	5,862	-
Repayment of capital leases	(996)	-
Repayment of borrowings, related party	(1,081)	(315)
Net cash provided by financing activities	20,040	29,777

Effect of exchange rate changes on cash and cash equivalents	166	(36)
Net (decrease) increase in cash and cash equivalents	(5,233)	9,194
Cash and cash equivalents - beginning balance	11,229	24,826
Cash and cash equivalents - ending balance	$5,996	$34,020

Cash paid during the year for:
Interest	$539	$164
Income taxes	126	-

See accompanying notes to these unaudited consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$6,325	$-
Cumulative effect of change in accounting principle on paid in capital	19,521	-

Shares issued for conversion of senior debentures	-	11,715
Shares issued for conversion of senior debentures interest	-	174
Shares issued for inducement to convert senior debentures	-	203
Acceleration of discount related to conversion of senior debentures	-	(3,974)
Reduction in derivative liability	2,746	6,208

Warrants issued in connection with advances of related party debt	1,031	-
Shares issued for conversion of convertible notes	-	11,960
Warrants issued in connection with the conversion of convertible notes	-	680
Shares issued for conversion of convertible notes interest	-	1,885
Beneficial conversion value related to conversion of convertible notes	-	3,608

Shares issued for the purchase of subsidiary shares from noncontrolling interest	1,354	-

Borrowings pursuant to capital lease obligations	175	-
Shares issued for capital lease obligations	8	105
Short term borrowings pursuant to equipment purchases	1,112	-
Note receivable in connection with sale of property	4	-

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business Overview

Nature of the Business
Ener1, Inc. (“Ener1”), a Florida corporation, was founded in 1985 and is headquartered in New York.  In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in Ener1 and as of June 30, 2009 owns approximately 56% of the outstanding common stock of Ener1.

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

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, (“SFAS 160”). This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the consolidated financial statements. The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to noncontrolling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheets. Additionally, net loss attributable to noncontrolling interest is shown separately from net loss in the unaudited consolidated statements of operations.

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

Subsequent Events
Effective this quarter, we implemented SFAS No. 165, Subsequent Events (“SFAS 165”). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through August 6, 2009, the date we issued these financial statements.  During this period we did not have any material recognizable subsequent events. However, we did have nonrecognizable subsequent events related to the sales of Ener1 common stock and the award of a grant for $118,500,000.  Refer to Note 14, Sales of Common Stock and Note 15, Subsequent Events, for additional information.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
Effective January 1, 2009, we implemented SFAS No. 141(R), Business Combination, (“SFAS 141(R)”). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired.  Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and we have not had any business combinations since such date, the adoption of SFAS 141(R) has not had an impact on the consolidated financial statements.

On January 1, 2009, we adopted EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-05”).  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.   The adoption of EITF 07-05 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  Our warrants with down round provisions are no longer deemed to be indexed to Ener1’s common stock and are no longer classified in equity.  Instead, these warrants were reclassified as a derivative liability on January 1, 2009 resulting in a cumulative adjustment to accumulated deficit of approximately $6,325,000.  The conversion feature of the convertible bonds denominated in a foreign currency was bifurcated and recorded as a derivative liability resulting in a cumulative adjustment of approximately $38,000 which was recorded to noncontrolling interest on January 1, 2009.  See Note 5, Derivative Instruments and Fair Value of Financial Instruments.

We implemented SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”) effective January 1, 2009.  SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the objective of providing users of financial statements with an enhanced understanding of the purpose and nature of an entity’s derivatives activity, the accounting treatment applied to derivative instruments, and the effect of derivative instrument activity on an entity’s reported performance and cash flows.  The adoption of this standard did not have a material impact on our financial statements.

On January 1, 2009, we adopted SFAS No. 157, Fair Value of Financial Instruments, (“SFAS 157”) as delayed by FSP 157-2-2 for all non-financial assets and non-financial liabilities.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The adoption of this standard did not have a material impact on our financial statements.

FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”) applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash.  We examined our convertible debt instruments and preferred stock for applicability under this FSP.  FSP APB 14-1 was adopted on January 1, 2009 and there was no impact to our financial statements as our convertible debt and preferred stock were not within the scope of the FSP.

In June 2009, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 112, which updates the SEC’s rules and regulations to be consistent with the accounting principles and standards established in SFAS 141(R) and SFAS 160. This bulletin did not impact our financial position or results of operations.

On June 30, 2009, we adopted the following new accounting standards:

•
FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157.  FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all financial and non-financial assets and liabilities.

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

The adoption of these standards did not have a material impact on our financial statements.

Recently Issued Accounting Standards
On June 3, 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (“GAAP”), in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means July 1, 2009 for Ener1. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental United States entities. All other accounting literature not included in the Codification will be non-authoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

Note 3 – Supplemental Financial Information

Restricted Cash
Restricted cash represents amounts maintained with foreign banks that are pledged to guarantee performance pursuant to both short term and long term borrowings.

Inventory
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method, except for inventory at foreign subsidiaries which are determined using the weighted average method.  Included in inventory are raw materials and finished goods used in the production of prototypes, which are charged to research and development expense when consumed.  The following table presents the components of inventory (in thousands):

	June 30,	December 31,
	2009	2008

Raw materials and supplies	$4,504	$4,750
Work in process	642	783
Finished goods	4,563	5,152
	9,709	10,685
Less valuation allowance	(1,020)	(483)
	$8,689	$10,202

We regularly review inventory on hand and, when necessary, record a provision for excess or obsolete inventories based on an assessment of future demand.  Inventories are presented net of a reserve for obsolescence of $1,020,000 and $483,000 at June 30, 2009 and December 31, 2008, respectively.

Property and Equipment
The following table presents details of property and equipment (in thousands):

	Useful life	June 30,	December 31,
	(in years)	2009	2008

Land		$1,934	$1,966
Building and building improvements	30 - 39	5,292	5,381
Machinery and equipment	5 - 10	26,538	19,314
Office equipment, furniture and other	3 - 7	2,425	2,137
Leasehold improvements	1 - 10	9,644	7,966
Construction in progress	n/a	6,288	5,477
		52,121	42,241
Less accumulated depreciation		(6,878)	(2,728)
		$45,243	$39,513

Construction in progress includes deposits for equipment being constructed by third parties specifically for our use.  Depreciation on these assets will commence when we place the assets in service.

Depreciation expense for the six months ended June 30, 2009 and 2008 was approximately $2,522,000 and $298,000, respectively.  Assets recorded under capital leases were approximately $7,384,000 and $7,209,000 at June 30, 2009 and December 31, 2008, respectively.

Deferred Financing Costs
Deferred financing costs represent the $5,088,000 in fair value of the 1,250,000 warrants issued to Ener1 Group as a commitment fee pursuant to a $30,000,000 Line of Credit Agreement (the “LOC Agreement”) effective December 29, 2008.  These costs are being amortized to interest expense over the 18 month term of the LOC Agreement and totaled $1,696,000 during the six months ended June 30, 2009.

The estimated future straight line amortization of existing deferred financing costs is $1,696,000 in 2009 and $1,696,000 during 2010.  If we issue equity instruments related to financing transactions in the future, our interest expense will be increased by the amortization of those costs.

Intangible Assets and Goodwill
Intangible assets, net of accumulated amortization, and goodwill, are as follows (in thousands):

	Useful	As of June 30, 2009			As of December 31, 2008
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net

Patented and unpatented technology	10	$13,896	$(1,226)	$12,670	$13,900	$(460)	$13,440
Electric vehicle battery technology	4.2	1,034	(165)	869	1,056	(42)	1,014
Customer relationships	2.2	840	(258)	582	858	(66)	792
		$15,770	$(1,649)	$14,121	$15,814	$(568)	$15,246

Goodwill	Indefinite	$48,031	$-	$48,031	$48,674	$-	$48,674

Intangible Assets
The useful lives of our assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the extension or renewal of the contract or patent. Our amortization policy for intangible assets follows the principles in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

Certain intangible assets are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the unaudited consolidated balance sheets.  During the six months ended June 30, 2009, the carrying amounts of certain intangible assets were adjusted as a result of foreign currency translations totaling approximately $42,000 due to fluctuations in the Korean Won, the local currency of Enertech.

Effective January 1, 2009, we implemented FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends SFAS 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and ability to renew or extend the arrangement. The adoption of this FSP did not impact our financial position or results of operations, since this standard was required to be implemented prospectively; however, this standard may impact us in subsequent periods.

We account for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing a discount rate consistent with the guidance provided in FASB Concepts Statement No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. Impairment is based on the excess of the carrying amount over the fair value of those assets.   We will continue to evaluate whether events and circumstances have occurred that indicate that our long-lived assets may have been impaired.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses as well as other factors.  A significant change in these estimates could result in an impairment of our long-lived assets.

Amortization expense was $586,000 and $1,071,000 for the three months and six months ended June 30, 2009, respectively.  There was no amortization expense for the three and six month periods ended June 30, 2008 since the intangible assets were first acquired during the third quarter of 2008.

The following table reflects the estimated amortization expense for the next five years related to intangible assets as of June 30, 2009 (in thousands):

Year Ended December 31,
2010	$1,994
2011	1,625
2012	1,625
2013	1,389
2014	1,389

Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, we test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis, on October 1st, the first day of the fourth quarter of each year, commencing October 1, 2009, unless an event occurs that would cause us to believe the value is impaired at an interim date.

The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We will continue to evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses as well as other factors.  A significant change in these estimates could result in an impairment of goodwill.

Certain components of goodwill are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the unaudited consolidated balance sheets.  During the six months ended June 30, 2009, goodwill was adjusted as a result of foreign currency translations totaling approximately $645,000 due to fluctuations in the Korean Won, the local currency of Enertech.

Accounts Payable and Accrued Expenses
The following table presents details of accounts payable and accrued expenses (in thousands):

	June 30,	December 31,
	2009	2008

Accounts payable	$7,292	$12,825
Accrued compensation and benefits	862	1,194
Accrued professional fees	105	573
Customer advances	523	561
Accrued other	965	1,169
	$9,747	$16,322

Other Long-Term Payables
The following table presents details of other long term payables (in thousands):

	June 30,	December 31,
	2009	2008

Refundable government grants (Enertech)	$201	$161
Severance benefits (Enertech)	1,066	932
	$1,267	$1,093

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

We own approximately 96% of the outstanding balance of the convertible bonds at June 30, 2009 and as a result have eliminated the principal and related interest, in consolidation.  The amount of the remaining outstanding convertible bonds as of June 30, 2009 is $363,000.

We have evaluated the application of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and EITF Issue 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-05”), to the convertible bonds with a strike price denominated in a foreign currency.  Based on the guidance in SFAS 133 and EITF 07-05, we have concluded that the conversion feature of the convertible bonds is required to be bifurcated and accounted for separately as a derivative liability effective January 1, 2009.  See Note 5, Derivative Instruments and Fair Value of Financial Instruments.

Capital Leases
The following table summarizes the activity on our capital leases (in thousands):

	June 30,	December 31,
	2009	2008

Beginning balance	$6,583	$-
Borrowings	175	7,209
Repayments	(996)	(355)
Debt issuance costs	(8)	(281)
Amortization of debt issuance costs	47	10
Ending balance	5,801	6,583
less: current portion	(2,177)	(2,003)
Long term capital lease obligation	$3,624	$4,580

The total monthly payment for capital lease obligations is approximately $218,000.

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

During the six months ended June 30, 2009, our net sales consist primarily of battery related sales from our Enertech operations and a small amount of battery prototype sales from our EnerDel subsidiary.  At Enertech, sales are recorded when title passes to the customer which is the delivery point for domestic sales and the receipt point of bill of lading for export sales.  Currently, Enertech does not provide discounts, rebates, product guarantees or warranties.  We expect, in the future, that EnerDel will be providing a limited warranty on sales of battery packs for electric and hybrid electric vehicles.  The terms of such warranties and other post-shipment obligations may be negotiated on a customer by customer basis and we will establish the appropriate policies and accounting treatment based on such negotiations and final agreements.  We also expect that our customers will test a significant number of battery packs prior to acceptance.

With the acquisition of Enertech during the fourth quarter of 2008, there are several large customers who account for 10% or more of net sales.  During the six months ended June 30, 2009, these customers were as follows (in thousands):

	Six Months Ended June 30, 2009
Li-Tec Battery	$1,925	12%
Symbol Technologies, Inc. (Motorola)	2,714	17%
Honeywell Security	1,572	10%
	$6,211

Note 4 – Acquisitions

Enertech International, Inc.
We acquired Enertech on October 24, 2008 and as consideration in the acquisition, we paid $600,000 in cash and issued 5,000,000 shares of Ener1 common stock and warrants to purchase up to 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share.  The warrants are immediately exercisable, contain a cashless exercise provision and expire in October 2010.  In addition, we incurred approximately $1,202,000 of third party transaction costs for a total purchase consideration of $47,408,000.

The following table presents the components of the estimated purchase consideration (in thousands):

Estimated Purchase Consideration:
Cash	$600
Common stock	36,825
Warrants to purchase common stock	8,781
Transaction costs	1,202
Total Estimated Purchase Consideration	$47,408

The purchase price attributable to the 5,000,000 shares of Ener1 common stock was estimated by management based on the average closing price of Ener1’s common stock, as reported on the American Stock Exchange, for the five day period before and after October 16, 2008, the date that the terms of the acquisition were announced.  Based on the average closing stock price of $7.365, approximately $36,825,000 of the purchase price was attributable to the common stock.

The purchase price attributable to the warrants to purchase up to 2,560,000 shares of Ener1 common stock was estimated by management, on October 24, 2008, the date of grant, using a Black-Scholes option valuation model.  Based on the fair value of the warrants of $3.43 per share, approximately $8,781,000 of the purchase price was attributable to the warrants.  The fair value of the warrants was estimated with the following key assumptions:

Stock Price	$7.00 per share
Strike Price	$7.50 per share
Expiration date	October 24, 2010
Risk free interest rate	1.57%
Expected volatility	95.24%
Expected dividend yield	0.00%

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

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Three Months Ended June 30, 2008
(In thousands, except per share data)

	Historical Ener1 Three Months Ended June 30, 2008	Historical Enertech Three Months Ended June 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$437	$10,983	$(464)	(a)	$10,956
Cost of sales	-	9,737	(306)	(a)	9,431
Gross profit	437	1,246	(158)		1,525
Operating expense	7,754	1,463	(312)	(a), (b)	8,905
Total other (income) expense	111	(638)	433	(c ), (d)	(94)
Income tax expense	-	142			142
Net loss	(7,206)	(997)	587		(7,616)
Net loss attributable to noncontrolling interest	(616)	-	174	(e)	(442)
Net loss attributable to Ener1, Inc.	$(7,822)	$(997)	$761		$(8,058)

Weighted average shares outstanding	101,930		5,000	(f)	106,930

Net loss per share-basic and diluted	$(0.08)				$(0.08)

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Six Months Ended June 30, 2008
(In thousands, except per share data)

	Historical Ener1 Six Months Ended June 30, 2008	Historical Enertech Six Months Ended June 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$534	$20,661	$(632)	(a)	$20,563
Cost of sales	-	18,096	(417)	(a)	17,679
Gross profit	534	2,565	(215)		2,884
Operating expense	13,508	3,039	(328)	(a), (b)	16,219
Total other (income) expenses	(7,380)	(1,122)	833	(c ), (d)	(7,669)
Income tax expense	-	211			211
Net loss	(20,354)	(1,807)	946		(21,215)
Net loss attributable to noncontrolling interest	(1,196)	-	324	(e)	(872)
Net loss attributable to Ener1, Inc.	$(21,550)	$(1,807)	$1,270		$(22,087)

Weighted average shares outstanding	97,651		5,000	(f)	102,651

Net loss per share-basic and diluted	$(0.22)				$(0.22)

(a)	Reduction of net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Reduction of gain on derivative liability for intercompany transactions relating to bonds with warrants.
(e)	Noncontrolling interest reflects an adjustment to the allocable portion of pro forma income before controlling interest in Enertech.
(f)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

Certain components of goodwill are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity in the unaudited consolidated balance sheets.  During the six months ended June 30, 2009, goodwill was decreased as a result of foreign currency translations totaling approximately $645,000 due to fluctuations in the Korean Won, the local currency of Enertech.

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

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, the ownership interest in Enertech increased from 83% to 89%, on a fully diluted basis.  The additional ownership interest has been accounted for as an equity transaction in accordance with SFAS 160.  See Note 8, Noncontrolling Interest.

Note 5 - Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments
We have evaluated the application of SFAS 133 and EITF No. 07-05 to (i) certain freestanding warrants that contain exercise price adjustment features known as down round provisions and (ii) convertible bonds with a strike price denominated in a foreign currency.  Based on the guidance in SFAS 133 and EITF 07-05, we have concluded these instruments are required to be accounted for as derivatives effective January 1, 2009.

We have recorded the fair value of the warrants and convertible bonds that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments under SFAS 133.

Certain freestanding warrants that contain down round provisions were issued in conjunction with our capital raises during 2004 and 2005.  Prior to the adoption of EITF 07-05, these warrants were classified in equity.  After evaluating the application of SFAS 133 and EITF 07-05, these warrants were no longer deemed to be indexed to Ener1's common stock and on January 1, 2009 were reclassified as a derivative liability.  Any time we issue securities that are deemed to be dilutive to the warrants containing down round provisions, the number of shares of Ener1 stock required to be issued upon the exercise of these warrants will increase.

The convertible bonds, originally issued in January 2008, which have a strike price denominated in a foreign currency, were acquired in connection with the Enertech acquisition during the fourth quarter of 2008.  As foreign currency rates fluctuate, the number of shares of Enertech stock to be issued upon conversion could increase.

Lattice Valuation Model
We have valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as Ener1’s stock price, contractual terms, maturity, risk free interest rates, as well as assumptions about future financings, volatility, and warrant holder behavior as of January 1, 2009, January 24, 2009, March 31, 2009, June 4, 2009 and June 30, 2009.

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

On June 4, 2009, certain warrants containing down round provisions were exercised.  The fair value of the derivative liability associated with these warrants was marked to market on this date and a loss on derivative liability of approximately $6,000 was recorded.  The balance of the derivative liability associated with these exercised warrants of $67,000 was then recorded as a contribution to paid in capital on the same date.

The fair value of the remaining warrant derivatives as of June 30, 2009 was estimated by management to be $6,509,000.

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

The fair value of the convertible bonds as of January 25, 2008 (the date of issuance), January 1, 2009, March 31, 2009 and June 30, 2009 was estimated using the following assumptions of management:

	Volatility	Interest Rate	Stock Price	Term in Years

January 25, 2008	53.2%	5.3%	$0.54	5.0
January 1, 2009	56.6%	3.8%	$0.30	4.1
March 31, 2009	58.3%	4.7%	$0.47	3.8
June 30, 2009	59.2%	4.6%	$0.51	3.6

We own approximately 96% of the outstanding balance of the convertible bonds and as a result have eliminated 96% of the derivative liability and loss on derivative liability in consolidation and recorded a $38,000 cumulative effect for the adoption of EITF 07-05 to noncontrolling interest.  Based on these assumptions, the remaining derivative liability, as of June 30, 2009 is $40,000 and the loss on derivative liability for the six months ended June 30, 2009 was approximately $24,000.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value during the six months ended June 30, 2009 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrant derivative	$6,509	$-	$-	$6,509	$6,509
Convertible bond derivative	40	-	-	40	40

Total Derivative Liabilities		$-	$-	$6,549	$6,549

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs during the six months ended June 30, 2009 (in thousands):

		Convertible	Derivative
	Warrants	Bonds	Liabilities

Balance, January 1, 2009	$13,196	$16	$13,212
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(3,941)	24	(3,917)
Included in stockholders' equity	(2,746)	-	(2,746)
Purchases, issuances and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance, June 30, 2009	$6,509	$40	$6,549

The carrying value of short term financial instruments, including cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses, short term borrowings and capital lease obligations approximate fair value due to the relatively short period to maturity for these instruments.  The long term borrowings approximate fair value since the related rates of interest approximate current market rates.

Note 6 – Short Term and Long Term Borrowings

Short term borrowings
Short term borrowings as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

		June 30,	December 31,
	Interest rate	2009	2008

Equipment loan	3.50%	$367	$-
Letters of credit	3.35% ~ 4.86%	680	1,716
Trade financing	6.24% ~ 6.98%	8,234	7,298
Line of credit	7.85%	700	400
		$9,981	$9,414

The equipment loan is for purchased machinery and equipment which has been customized specifically for Ener1’s use.  The loan is scheduled to mature in August 2009 and has a monthly payment of approximately $183,000.

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at June 30, 2009 was approximately $12,576,000 of which $8,914,000 was outstanding.  The amounts are scheduled for repayment at various times throughout 2009.

The line of credit is denominated in United States Dollars and the total amount available at June 30, 2009 was $1,000,000 of which $700,000 was outstanding.  The loan is scheduled to mature on April 27, 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the above loans.

Long term borrowings
Long term borrowings as of June 30, 2009 and December 31, 2008 consist of the following (in thousands):

		June 30,	December 31,
	Interest rate	2009	2008

Equipment loan	7.85%	$3,892	$795
		$3,892	$795

The equipment loan is denominated in Korean Won and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee the payment of this debt.

Note 7 – Earnings per Share

Earnings per Share
Net loss per share basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share diluted is calculated by adjusting outstanding shares, assuming any dilutive effects of common stock equivalents using the treasury stock method.

Common stock equivalents consist of shares issuable upon the exercise of warrants, stock options and the completion of vesting periods for restricted stock.  These common stock equivalents have been excluded from the computation of earnings per share due to their anti-dilutive effect as we have reflected a net loss for the three and six months ended June 30, 2009 and 2008, respectively.  Accordingly, the basic and diluted EPS are the same.

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options that were not in the money	824,283	92,860	908,357	492,141
Stock options excluded because effect was anti-dilutive	2,475,391	3,057,307	1,810,121	2,878,078
Warrants that were not in the money	7,223,605	3,651,105	7,730,750	3,651,105
Warrants excluded because effect was anti-dilutive	12,062,516	12,999,135	10,684,577	12,370,030
Restricted stock excluded because effect was anti-dilutive	10,000	-	10,000	-
Total potential common shares excluded from weighted average shares	22,595,795	19,800,407	21,143,805	19,391,354

Note 8 – Noncontrolling Interest

The following table reconciles equity attributable to noncontrolling interest (in thousands):

Noncontrolling
Interest

Balance, January 1, 2009	$3,517
Net loss attributable to noncontrolling interest	(90)
Cumulative effect of change in accounting principle	38
Translation adjustments	(98)
Reduction in noncontrolling interest	(1,354)
Balance, June 30, 2009	$2,013

The reduction in noncontrolling interest of approximately $1,354,000 represents the decrease in Ener1’s paid in capital for the purchase of 1,625,000 shares of Enertech common stock on January 6, 2009.  Enertech has a share-based compensation plan in which stock options are granted to Enertech’s directors and employees who have contributed to Enertech’s operations.  These stock options are exercisable into shares of common stock of Enertech.  During the six months ended June 30, 2009, approximately $10,000 was expensed under this plan.  As of June 30, 2009, there are 914,500 stock options outstanding which represent approximately 3%, on a fully diluted basis, of the outstanding ownership of Enertech.

Note 9 – Related Party Transactions

Short term borrowings
In May 2009, we borrowed $1,500,000 from Bzinfin, S.A., a British Virgin Island company (“Bzinfin”) as a working capital advance.  The advance is scheduled for repayment on December 31, 2009 and bears interest at a rate of 8% per annum.  Bzinfin owns approximately 2% of the outstanding shares of Ener1 common stock and is a 68.5% shareholder of Ener1 Group. Boris Zingarevich is an indirect beneficial owner of Bzinfin.  Dispositive and voting power over the shares of Ener1 common stock that are held by Ener1 Group is exercised by the board of directors of Ener1 Group.

Long term borrowings
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

The components of the line of credit balance as of June 30, 2009 are as follows (in thousands, except warrants):

Line of Credit

Proceeds from advances	$10,250
Unamortized discount related
to fair value of warrants	(805)
Accrued interest payable at maturity	248
Balance, June 30, 2009	$9,693

Warrants issued	512,500

Fair value of warrants	$1,031

Using a Black-Scholes pricing model to value the warrants, the fair value of $1,031,000 has been recorded as a reduction in proceeds and is amortized to interest expense over the remaining term of the LOC Agreement.  During the six months ended June 30, 2009, interest expense totaled $226,000.  The estimated future straight line amortization of unamortized discount is $402,000 in 2009 and $403,000 during 2010.

In May 2009, we agreed, subject to negotiation and execution of documents, to enter into an Amended and Restated Line of Credit Agreement (the “Amended LOC Agreement”) with Ener1 Group which provides for the election, by Ener1 Group, to convert the outstanding principal and accrued interest thereon at one or more conversion prices which may trigger a beneficial conversion feature.  The impact of a beneficial conversion feature, if any, may have a material affect on the financial statements if and when this transaction is consummated.

Bridge Financing
On January 12, 2009, Ener1 Group became one of a number of lenders who provided interim financing to Think Global AS (“Think”) of Oslo, Norway, a customer for our electric vehicle lithium-ion battery, to allow them to focus their efforts towards the next stages of the restructuring process, which includes raising permanent equity capital and returning to volume production.  As of June 30, 2009, Ener1 Group has provided approximately $1,995,000 in bridge financing to Think.

Note 10 – Stock-Based Compensation

At June 30, 2009, we had seven active stock-based compensation plans which provide for the granting of incentive and non-incentive stock options, restricted stock and bonuses to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

Restricted Stock
On February 17, 2009, we granted 10,000 shares of restricted common stock to certain employees pursuant to the terms of our plans.  The shares were valued at a price of $4.05 per share based on the closing price of our common stock on that date. The shares vest on the first anniversary of the grant date and we are amortizing the related stock-based compensation of approximately $41,000 over the one year period.

Stock Options
During the six months ended June 30, 2009, we granted performance based options to employees to purchase up to 702,500 shares of common stock with an exercise price of $4.05 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $2,150,000 and in accordance with SFAS 123R will be expensed over the vesting period.

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

We also granted performance based options to purchase up to 200,000 shares of common stock to our Chief Executive Officer at an exercise price of $6.55 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as approximately $716,000 based on the Black-Scholes option pricing model with the following assumptions: expected term of four years, a 2.12% risk free interest rate, expected volatility of 117.44% and zero dividends.

Current and former employees have exercised 283,176 options with exercise prices ranging from $1.61 to $2.17 per share.  The total intrinsic value of these options on the dates of exercise was $1,214,000.  Options to purchase up to 14,624 shares of common stock that were issued to various employees and former employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

During the six months ended June 30, 2009, options to purchase 369,500 shares of common stock were cancelled and were not accompanied by a concurrent grant (or offer to grant) a replacement award.  In accordance with SFAS 123R, the previously unrecognized compensation cost of approximately $947,000 was recognized into expense on the cancellation date.

Valuation and Expense Information under SFAS 123R
We recorded share-based compensation costs related to stock-based employee plans of $2,829,000 and $831,000 for the six months in the period ended June 30, 2009 and 2008, respectively.  As required by SFAS 123R, we estimate expected future forfeitures of employee stock options and recognize compensation cost only for the portion of those awards expected to vest.

Forfeiture rate estimates for each plan are based on historical experience through December 31, 2008 and are adjusted annually to reflect actual forfeiture experience as needed.  Included in the stock-based compensation cost of $2,829,000 is $285,000 in adjustments to reflect our actual forfeiture rate for vested awards.

The fair value of the stock option grants awarded during the six months ended June 30, 2009 were estimated as of the date of grant using a Black-Scholes option valuation model with the following key assumptions:

Expected term	4 - 5 yrs
Risk free interest rate	1.22% - 2.12%
Expected volatility	114% - 117%
Expected dividend yield	0%

Summary of Stock Options
A summary of the changes in the stock options outstanding under all of our stock option plans described above as of June 30, 2009 is as follows:

Options	Number of options	Weighted average exercise price	Average remaining contractual term, in years	Intrinsic value

Outstanding, December 31, 2008	3,957,621	$3.34	4.5	$14,713,862

Granted	1,157,500	$4.48
Exercised	(283,176)	$2.10
Forfeited or expired	(14,624)	$4.98
Cancelled	(369,500)	$4.05
Outstanding, June 30, 2009	4,447,821	$3.71	4.4	$9,009,520

Exercisable, June 30, 2009	2,727,230	$3.33	4.4	$6,467,176

The following summarizes the outstanding and exercisable options and the respective exercise prices at June 30, 2009:

Range of exercise price	No. of options outstanding	Weighted average exercise price	No. of options exercisable	Weighted average exercise price

$0.49 - $1.61	894,716	$1.60	624,244	$1.59
$2.10 - $4.20	2,020,261	$2.88	1,318,924	$2.51
$4.83 - $4.90	558,199	$4.90	272,279	$4.90
$5.18 - $6.79	759,643	$6.49	449,639	$6.64
$7.15 - $7.63	215,002	$7.34	62,144	$7.56
Totals	4,447,821	$3.71	2,727,230	$3.33

The following table summarizes the changes in our non-vested stock options since January 1, 2009:

		Weighted
		average
	No. of options	fair value

Non-vested, January 1, 2009	1,192,324	$3.31
Granted	1,157,500	$3.44
Vested	(245,109)	$3.39
Forfeited	(14,624)	$3.99
Cancelled	(369,500)	$3.17
Non-vested, June 30, 2009	1,720,591	$3.41

Unearned Stock-Based Compensation
The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2012 related to the unvested share based payment awards (in thousands):

	2009	2010	2011	2012	Total

Unearned stock-based compensation	$1,024	$1,714	$825	$132	$3,695

If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that additional equity awards are granted.

Note 11 - Warrants

During the six months ended June 30, 2009, we issued to Ener1 Group warrants to purchase up to 512,500 shares of Ener1 common stock at an exercise price of $8.25 per share in connection with the LOC Agreement.  The warrants are immediately exercisable and expire two years after the date of grant.  We used a Black-Scholes pricing model to value the warrants and the fair value of $1,031,000 has been recorded as debt discount and will be amortized to expense over the remaining term of the LOC Agreement.

The fair value of the warrant grants awarded during the six months ended June 30, 2009 were estimated as of the date of grant using a Black-Scholes option valuation model with the following key assumptions:

Expected term	2 years
Risk free interest rate	0.81% - 0.98%
Expected volatility	94% - 100%
Expected dividend yield	0%

A summary of the changes in warrants outstanding as of June 30, 2009 is as follows:

Warrants	Number of warrants	Weighted average exercise price	Average remaining contractual term, in years	Intrinsic value

Outstanding and exercisable, December 31, 2008	27,758,424	$4.10	3.2	$95,607,859

Granted	512,500	$8.25
Exercised	(51,787)	$5.39
Outstanding and exercisable, June 30, 2009	28,219,137	$4.17	2.7	$60,155,266

The following summarizes the outstanding and exercisable warrants and the respective exercise prices at June 30, 2009:

	No. of	Weighted
Range of	warrants	average
exercise price	outstanding	exercise price

$2.10 - $2.80	18,880,998	$2.30
$4.83 - $5.95	2,114,534	$5.30
$7.50 - $8.88	6,608,217	$8.17
$10.50 - $17.57	615,388	$14.62
	28,219,137	$4.17

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

The following table provides segment financial information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales:
Corporate	$55	$-	$110	$-
Battery	7,479	429	15,626	512
Fuel Cell	3	8	(7)	22
Total Net Sales	$7,537	$437	$15,729	$534

Corporate allocations:
Corporate	$(2,491)	$(2,180)	$(5,535)	$(6,881)
Battery	2,179	1,630	4,832	4,595
Fuel Cell	244	428	526	1,895
Nanotechnology	68	122	177	391
	$-	$-	$-	$-

Net income (loss) attributable to Ener1, Inc.
Corporate	$(1,196)	$(473)	$1,861	$(6,352)
Battery	(10,304)	(5,417)	(19,346)	(10,282)
Fuel Cell	(1,049)	(1,494)	(1,981)	(4,014)
Nanotechnology	(312)	(438)	(703)	(902)
Net loss attributable to Ener1, Inc.	$(12,861)	$(7,822)	$(20,169)	$(21,550)

			June 30,	December 31,
			2009	2008
Assets:
Corporate			$5,554	$10,910
Battery			127,991	130,169
Fuel Cell			451	488
Nanotechnology			144	164
Total assets			$134,140	$141,731

We record proceeds from cost-sharing grants as a reduction of research and development expenses.  Proceeds from grants were $869,000 and $1,030,000 for the three months ended June 30, 2009 and 2008 and $2,056,000 and $2,327,000 for the six months ended June 30, 2009 and 2008, respectively.

Based on Enertech’s foreign and domestic operations during the six months ended June 30, 2009 additional reportable segments have been created based on geographic location.  We did not have foreign operations during the six months ended June 30, 2008.

The following table provides geographic segment financial information (in thousands):

	Three	Six
	Months	Months
	Ended	Ended
	June 30, 2009
Net sales:
U.S.	$4,795	$10,023
South Korea	5,038	12,662
Intersegment transfers	(2,296)	(6,956)
Total net sales	$7,537	$15,729

Net income (loss) attributable to Ener1, Inc.
U.S.	$(11,851)	$(19,267)
South Korea	(1,064)	(778)
Intersegment transfers	54	(124)
Net loss attributable to Ener1, Inc.	$(12,861)	$(20,169)

	June 30,	December 31,
	2009	2008
Assets:
U.S.	$73,887	$77,115
South Korea	60,253	64,616
Total assets	$134,140	$141,731

Note 13 – Commitments and Contingencies

Litigation
Ener1 may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.  As of June 30, 2009, there were no material pending legal proceedings.

Note 14 – Sales of Common Stock

Open Market Sale Agreement
On May 22, 2009, we entered into an Open Market Sale Agreement (the “Open Market Sale Agreement”) with Jefferies & Company, Inc. (“Jefferies”), pursuant to which Ener1 may offer and sell, from time to time, shares of Ener1’s common stock with an aggregate sales price of up to $40,000,000.  Sales of the shares are being executed by means of ordinary brokers’ transactions on the NASDAQ Global Market at market prices, privately negotiated transactions, crosses or block transactions.  Under the terms of the Open Market Sale Agreement, we may also sell shares to Jefferies as a principal for its own account at a price agreed upon at the time of sale.  Unless we and Jefferies agree to a lesser amount with respect to certain persons or classes of persons, the compensation to Jefferies for sales of common stock sold pursuant to the Open Market Sale Agreement will be 5.0% of the gross proceeds of the sales price per share for the first $13,500,000 of shares sold and 3.0% of the gross proceeds of the sales price per share in excess of $13,500,000.

We began selling shares pursuant to the Open Market Sale Agreement in May 2009 and through June 30, 2009 we sold 962,415 shares for an aggregate of $6,265,000, at an average price of $6.51 per share.  After deducting fees and expenses of $403,000, we received net proceeds of $5,862,000 from the sale of these shares.

To date, we have sold a total of 3,070,684 shares for an aggregate of $19,613,000, at an average price of $6.38 per share.  After deducting fees and expense of $948,000, we received net proceeds of $18,665,000 from the sale of these shares.

Note 15 – Subsequent Events

On August 5, 2009, we were awarded a grant for $118,500,000 pursuant to the American Recovery and Reinvestment Act ("ARRA") which is administered by the Department of Energy. The proceeds from the grant will be used to purchase production equipment to maximize our capacity at our existing facilities and to develop and equip an additional manufacturing facility at a location to be determined.

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

On January 1, 2009, we adopted EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock (“EITF 07-05”).   The adoption of EITF 07-05 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  Our warrants with such provisions are no longer deemed to be indexed to Ener1’s common stock and are no longer classified in equity.  Instead, these warrants were reclassified as a derivative liability on January 1, 2009 resulting in a cumulative adjustment to accumulated deficit of approximately $6,325,000.  The conversion feature of the convertible bonds denominated in a foreign currency was bifurcated and recorded as a derivative liability resulting in a cumulative adjustment of approximately $38,000 which was recorded to noncontrolling interest on January 1, 2009.

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

On May 22, 2009, we entered into the Open Market Sale Agreement with Jefferies, pursuant to which Ener1 may offer and sell, from time to time, shares of Ener1’s common stock with an aggregate sales price of up to $40,000,000.  Sales of the shares are being executed by means of ordinary brokers’ transactions on the NASDAQ Global Market at market prices, privately negotiated transactions, crosses or block transactions.  Under the terms of the Open Market Sale Agreement, we may also sell shares to Jefferies as a principal for its own account at a price agreed upon at the time of sale.  Unless we and Jefferies agree to a lesser amount with respect to certain persons or classes or persons, the compensation to Jefferies for sales of common stock sold pursuant to the Open Market Sale Agreement will be 5.0% of the gross proceeds of the sales price per share for the first $13,500,000 of shares sold and 3.0% of the gross proceeds of the sales price per share in excess of $13,500,000.

We began selling shares pursuant to the Open Market Sale Agreement in May 2009 and through June 30, 2009 we sold 962,415 shares for an aggregate of $6,265,000, for an average price of $6.51 per share.  After deducting fees and expenses of $403,000, we received net proceeds of $5,862,000 from the sale of these shares.  To date, we have sold a total of 3,070,684 shares for an aggregate of $19,613,000, at an average price of $6.38 per share.  After deducting fees and expense of $948,000, we received net proceeds of $18,665,000 from the sale of these shares.

On May 8, 2009, we entered into a letter of intent for a potential long-term battery supply program with Fisker Automotive, Inc. and Quantum Fuel Systems Technologies Worldwide to manufacture and supply battery packs for the Karma Plug-in Hybrid Electric vehicle program.  The program is subject to the execution of a mutually acceptable final agreement and the delivery of pre-production prototype battery packs that meet reliability and performance standards.

In May 2009, we entered into a contract with the Alameda-Contra Costa Transit District (“AC Transit”) to manufacture and supply advanced battery systems for their hybrid-electric fuel cell buses.  Our advanced battery system will be an integral part of the zero emissions fuel cell buses capturing energy from regenerative braking and improving fuel economy and efficiency.

In June 2009, we were awarded a $3,300,000 cost-sharing research and development contract with the Department of Energy (the “DOE”) to focus on the development of innovative technologies which will eliminate overcharging in lithium-ion cells to improve reliability and overall battery pack efficiency.

In July 2009, we announced that we supplied our advanced battery systems to Volvo Car Corporation (“Volvo”) to power a pair of plug-in hybrid demonstration cars during the third quarter of 2009 as part of Volvo’s development program leading up to the 2012 commercial launch of its production PHEV model.

In July 2009, we announced that with the support of our strategic partner ITOCHU Corporation, EnerDel provided engineering support on the delivery of the first two postal service vehicles to Zero Sports, one of the conversion partners, for the electric vehicle conversion program with the Japan Postal Service.  The Japan Postal Service is currently converting 25% of its fleet of combustion engine vehicles to electric drive as part of a government push to accelerate market adoption and infrastructure development for electric vehicles.

In August 2009, we started a research and development program with Nissan Motor Co. of Japan to co-fund the research of a new electrolyte, a viscous liquid that serves as the essential conductive material between battery electrodes, conducted by Argonne National Laboratory outside Chicago.

On August 5, 2009, we were awarded a grant for $118,500,000 pursuant to the American Recovery and Reinvestment Act ("ARRA") which is administered by the Department of Energy. The proceeds from the grant will be used to purchase production equipment to maximize our capacity at our existing facilities and to develop and equip an additional manufacturing facility at a location to be determined.

Results of Operations for the Three Months ended June 30, 2009

The following information has been derived from the accompanying unaudited consolidated financial statements for the three months in the periods ended June 30, 2009 and 2008 and is presented in thousands in all tables in this discussion.  The three months ended June 30, 2009 includes the operations of Enertech.  The three months ended June 30, 2008 do not include the operations of Enertech as the acquisition was not effective, for accounting purposes, until November 1, 2008.  Therefore, management has presented the results of operations separately for Ener1 and Enertech for the three months ended June 30, 2009 for proper comparison to Ener1’s results of operations for the three months ended June 30, 2008.

Net Sales, Cost of Sales and Gross Profit

	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Net sales	$715	$6,822	$7,537	$437	$278	64%
Cost of sales	-	6,360	6,360	-	-	-
Gross profit	$715	$462	$1,177	$437	$278	64%

Ener1 revenue has increased primarily from the sale of prototype EV battery packs to European customers, which has been partially offset by a decrease in revenue from the supply agreement with Think.

Enertech’s sales of $6,822,000 and cost of sales of $6,360,000 resulted in a gross profit of $462,000 or 7%.  Included in cost of sales is depreciation expense of $568,000.

Enertech’s sales have decreased approximately 35% on a pro forma basis, from $10,519,000 for the three months ended June 30, 2008 to $6,822,000 for the three months ended June 30, 2009 resulting in a gross profit decline of approximately $626,000 or 58%.  This revenue decline is due to an overall decline in demand for batteries due to poor worldwide economic conditions as well as the impact of foreign currency fluctuations.  The average foreign currency exchange rate of the Korean Won for the three months ended June 30, 2009 declined approximately 29% when compared to the same period in 2008.

Operating Expenses

	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
General and administrative	$2,539	$1,202	$3,741	$2,179	$360	17%
Research and development, net	7,428	24	7,452	5,384	2,044	38%
Depreciation and amortization	1,122	232	1,354	191	931	487%
Total operating expenses	$11,089	$1,458	$12,547	$7,754	$3,335	43%

General and administrative:  Ener1 general and administrative expenses increased due to an increase in salaries and benefits of $276,000 related to the increase in our workforce and an increase in stock-based compensation of $56,000.

Of Enertech’s total general and administrative expenses of $1,202,000, which represents approximately 32% of the consolidated expense, $652,000 or 54% is for salary and related expenses, $167,000 or 14% is for legal and professional fees, $107,000 or 9% is for facilities related expenses and $64,000 or 5% is for travel related costs.

Research and development:  Ener1 research and development expenses increased primarily due to an increase in salaries and benefits of $1,286,000 related to the increase in our workforce, an increase in stock-based compensation of $848,000, an increase in facilities related expenses of $356,000, and an increase in professional fees of $346,000 primarily related to legal fees and costs incurred for filing, maintaining and protection of our patents and patented technology.  These increases have been partially offset by a decrease in material and non-capitalized equipment of $758,000.

We present proceeds from cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Billings under these contracts were $869,000 and $1,030,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of $161,000 or 16%.

Research and development expenses for the three months ended June 30, 2009 included $6,409,000 of expenses incurred in connection with our battery business, net of $859,000 in proceeds, $788,000 of expenses incurred in connection with our fuel cell business, net of $10,000 in proceeds and $231,000 of expenses incurred in connection with our nano-technology business.

Depreciation and amortization: Ener1 amortization increased $417,000 related to intangible assets capitalized after the second quarter of 2008 and depreciation, included in operating expenses, increased $514,000 as a result of the increase in property and equipment since June 30, 2008.

Other Income and Expenses
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Interest expense	$(1,382)	$(37)	$(1,419)	$-	$(1,382)	100%
Interest income	1	39	40	125	(124)	-99%
Other	5	17	22	(14)	19	100%
Gain (loss) on derivative liabilities	9	(4)	5	-	9	100%
Loss on foreign currency transactions	(11)	(292)	(303)	-	(11)	100%
Total other income (expenses)	$(1,378)	$(277)	$(1,655)	$111	$(1,489)	-1341%

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to our capital lease obligations, deferred financing and debt issuance costs as well as Enertech’s bank borrowings and convertible bonds.  Of the $1,382,000 in Ener1 interest expense, $1,207,000 or 87% represents the amortization of deferred financing and debt issuance costs associated with the fair value of the warrants issued to Ener1 Group as a commitment fee and borrowing fees pursuant to the LOC Agreement.

Gain on derivative liabilities:  Following the provisions of EITF 07-05 and SFAS 133, we concluded that our warrants containing down round provisions and the convertible bonds issued by our Enertech subsidiary should be treated as derivative liabilities effective January 1, 2009, which resulted in a gain on derivative liabilities for the three months ended June 30, 2009 of $9,000 for Ener1 and a loss on derivative liabilities of $4,000 for Enertech for the same period.

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

Results of Operations for the Six Months ended June 30, 2009

The following information has been derived from the accompanying unaudited consolidated financial statements for the six months in the periods ended June 30, 2009 and 2008 and is presented in thousands in all tables in this discussion.  The six months ended June 30, 2009 includes the operations of Enertech.  The six months ended June 30, 2008 do not include the operations of Enertech as the acquisition was not effective, for accounting purposes, until November 1, 2008.  Therefore, management has presented the results of operations separately for Ener1 and Enertech for the six months ended June 30, 2009 for proper comparison to Ener1’s results of operations for the six months ended June 30, 2008.

Net Sales, Cost of Sales and Gross Profit

	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Net sales	$1,000	$14,729	$15,729	$534	$466	87%
Cost of sales	-	13,163	13,163	-	-	-
Gross profit	$1,000	$1,566	$2,566	$534	$466	87%

Ener1 revenue has increased primarily from the sale of prototype EV battery packs to European customers, which has been partially offset by a decrease in revenue from the supply agreement with Think.

Enertech’s sales of $14,729,000 and cost of sales of $13,163,000 resulted in a gross profit of $1,566,000 or 11%.  Included in cost of sales is depreciation expense of $1,131,000.

Enertech sales have decreased approximately 26% on a pro forma basis, from $20,029,000 for the six months ended June 30, 2008 to $14,729,000 for the six months ended June 30, 2009 resulting in a gross profit decline of approximately $784,000 or 33%.  This revenue decline is due to an overall decline in demand for batteries due to poor worldwide economic conditions as well as the impact of foreign currency fluctuations.  The average foreign currency exchange rate of the Korean Won for the six months ended June 30, 2009 declined approximately 27% when compared to the same period in 2008.

Operating Expenses

	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
General and administrative	$5,758	$2,600	$8,358	$4,761	$997	21%
Research and development, net	13,644	70	13,714	8,449	5,195	61%
Depreciation and amortization	2,014	448	2,462	298	1,716	576%
Total operating expenses	$21,416	$3,118	$24,534	$13,508	$7,908	59%

General and administrative:  Ener1 general and administrative expenses increased due to an increase in legal and professional fees of $446,000, of which $261,000 is for investor, government, media and public relations, and an increase in stock-based compensation of $458,000.

Of Enertech’s total general and administrative expenses of $2,600,000, which represents approximately 31% of the consolidated expense, $1,331,000 or 51% is for salary and related expenses, $443,000 or 17% is for legal and professional fees, $213,000 or 8% is for facilities related expenses and $159,000 or 6% is for travel related costs.

Research and development:  Ener1 research and development expenses increased primarily due to an increase in salaries and benefits of $2,862,000 related to the increase in our workforce, an increase in stock-based compensation of $882,000, an increase in facilities related expenses of $534,000 primarily due to rent and utilities for our Noblesville facility, an increase in professional fees of $339,000 primarily related to legal fees incurred for filing, maintaining and protection of our patents and patented technology and an increase in materials and non-capitalized equipment of $672,000.

We present proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Billings under these contracts were $2,056,000 and $2,327,000 for the periods ended June 30, 2009 and 2008, respectively, a decrease of $271,000 or 12%.

Research and development expenses for the period ended June 30, 2009 included $11,749,000 of expenses incurred in connection with our battery business, net of $2,014,000 in proceeds, $1,409,000 of expenses incurred in connection with our fuel cell business, net of $42,000 in proceeds, and $486,000 of expenses incurred in connection with our nano-technology business.

Depreciation and amortization:  Ener1 amortization increased $764,000 related to intangible assets capitalized after the second quarter of 2008 and depreciation, included in operating expenses, increased $952,000 as a result of the increases in property and equipment since June 30, 2008.

Other Income and Expenses

	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Interest expense	$(2,505)	$(231)	$(2,736)	$(11,625)	$9,120	-78%
Interest income	4	73	77	248	(244)	-98%
Other	6	79	85	61	(55)	100%
Gain (loss) on derivative liabilities	3,941	(24)	3,917	3,936	5	0%
(Loss) gain on foreign currency transactions	(11)	379	368	-	(11)	100%
Total other income (expenses)	$1,435	$276	$1,711	$(7,380)	$8,815	-119%

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to our capital lease obligations, deferred financing costs and debt issuance costs as well as Enertech’s bank borrowings and convertible bonds.  Cash paid for interest expense was $539,000 and $164,000 for the periods ended June 30, 2009 and 2008, respectively.  Non-cash interest expense was $2,375,000 and $11,461,000 for the periods ended June 30, 2009 and 2008, respectively.  Cash interest expense for the period ended June 30, 2009 included $253,000 for Enertech.

Of the $2,375,000 of non-cash interest expense, $1,922,000 or 81% represents the amortization of deferred financing and debt issuance costs associated with the fair value of the warrants issued to Ener1 Group as commitment fee and borrowing fees pursuant to the LOC Agreement.  The estimated future straight line amortization of these deferred financing and debt issuances costs is estimated to be $2,098,000 for the remainder of 2009 and $2,099,000 during 2010.

The overall decrease in interest expense of $9,120,000 is primarily due to reduced principal and interest of convertible note and debenture instruments which were converted into shares of Ener1 common stock during the six months ended June 30, 2008.

Gain on derivative liabilities:  Following the provisions of EITF 07-05 and SFAS 133, we concluded that our warrants containing down round provisions and the convertible bonds issued by our Enertech subsidiary should be treated as derivative liabilities effective January 1, 2009, which resulted in a gain on derivative liabilities for the six months ended June 30, 2009 of $3,941,000 for Ener1 and a loss on derivative liabilities of $24,000 for Enertech for the same period.

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

Financial Condition and Liquidity

Cash Flow Summary
At June 30, 2009, we had cash and cash equivalents of $5,996,000 and restricted cash of $2,260,000.  During the six months ended June 30, 2009, we experienced a decrease in cash and cash equivalents of $5,233,000 which was funded primarily through our financing activities which includes $15,662,000 in proceeds from borrowings and $5,862,000 in proceeds from the sale of stock, net of costs.

The following information is a summary of consolidated cash flows for Ener1 for the six months June 30, 2009 and 2008 (in thousands):

	2009	2008	$ Change	% Change

Net loss	$(20,259)	$(20,354)	95	0%
Non-cash items	5,038	9,138	(4,100)	-45%
Decrease in working capital items	(2,830)	(5,015)	2,185	-44%
Operating activities	(18,051)	(16,231)	(1,820)	11%
Investing activities	(7,388)	(4,316)	(3,072)	71%
Financing activities	20,040	29,777	(9,737)	-33%
Effects of exchange rates on cash and cash equivalents	166	(36)	202	100%
Net (decrease) increase in cash and cash equivalents	$(5,233)	$9,194	$(14,427)	-157%
Cash and cash equivalents - beginning balance	11,229	24,826	(13,597)	-121%
Cash and cash equivalents - ending balance	$5,996	$34,020	$(28,024)

Operating activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  During the six months ended June 30, 2009, cash used in operations was $18,051,000, comprised of a net loss of $20,259,000, offset by non-cash items of $5,038,000 and a net decrease in certain operating assets and liabilities of $2,830,000.  Non-cash items consist primarily of depreciation and amortization, stock-based compensation and interest expense, which are partially offset by the gain on derivative liabilities.  The decrease in certain operating assets and liabilities is primarily due to the decrease in accounts payable and accrued expenses, partially offset by the increase in accounts receivable.

Investing activities
Cash used in investing activities for the six months ended June 30, 2009 was $7,388,000, compared to $4,316,000 for the six months ended June 30, 2008.  The increase is primarily due to an increase in capital expenditures during 2009 as compared to the same period in 2008.  Purchases of property, plant and equipment are increasing as we continue to upgrade and build out our manufacturing facilities in Indiana and Korea.

Financing activities
Cash provided by financing activities for the six months ended June 30, 2009 was $20,040,000 compared to $29,777,000 for the same period ended 2008.  The variance is primarily due to proceeds from borrowings and from sales of Ener1 common stock of $21,524,000, in comparison to proceeds from the exercise of warrants of $30,092,000 during the six moths ended June 30, 2008.

On May 22, 2009, we entered the Open Market Sale Agreement with Jefferies pursuant to which we were able to offer and sell through Jefferies, as our sales agent, from time to time, shares of our common stock with an aggregates sales price of up to $40,000,000.  During the quarter ended June 30, 2009, we raised net proceeds totaling $5,862,000 from our participation in the Open Market Sale Agreement.

Short term borrowings
Short term borrowings consist of the following:

		June 30,	December 31,
	Interest rate	2009	2008

Equipment loan	3.50%	$367	$-
Letters of credit	3.35% ~ 4.86%	680	1,716
Trade financing	6.24% ~ 6.98%	8,234	7,298
Line of credit	7.85%	700	400
		$9,981	$9,414

The equipment loan is for purchased machinery and equipment which has been customized specifically for Ener1’s use.  The loan is scheduled to mature in August 2009 and has a monthly payment of approximately $183,000.

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at June 30, 2009 was approximately $12,576,000 of which $8,914,000 was outstanding.  The amounts are scheduled for repayment at various times throughout 2009.

The line of credit is denominated in United States Dollars and the total amount available at June 30, 2009 was $1,000,000 of which $700,000 was outstanding.  The loan is scheduled to mature on April 27, 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the above loans.

Long term borrowings
Long term borrowings consist of the following:

		June 30,	December 31,
	Interest rate	2009	2008

Equipment loan	7.85%	$3,892	$795
		$3,892	$795

The equipment loan is denominated in Korean Won and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee the payment of this debt.

Related party borrowings

In May 2009, we borrowed $1,500,000, on a short term basis, from Bzinfin, S.A., a British Virgin Island company (“Bzinfin”) as a working capital advance.  The advance is scheduled for repayment on December 31, 2009 and bears interest at a rate of 8%.  Bzinfin owns approximately 2% of the outstanding shares of Ener1 common stock and is a 68.5% shareholder of Ener1 Group. Boris Zingarevich is an indirect beneficial owner of Bzinfin.  Dispositive and voting power over the shares of Ener1 common stock that are held by Ener1 Group is exercised by the board of directors of Ener1 Group.

During the six months ended June 30, 2009, we borrowed $10,250,000, which has been classified as a long term borrowing, under our LOC Agreement with Ener1 Group and issued warrants to purchase up 512,500 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire two years after issuance.  Using a Black-Scholes pricing model to value the warrants, the fair value was recorded as a reduction in proceeds and is amortized to interest expense over the remaining term of the LOC Agreement.

Amounts borrowed under the LOC Agreement bear interest at 8.0% per annum and the balance at June 30, 2009 is comprised of the following (in thousands, except warrant data):

Line of Credit

Proceeds from advances	$10,250
Unamortized discount related to fair value of warrants	(805)
Accrued interest payable at maturity	248
Balance, June 30, 2009	$9,693

Warrants issued	512,500

Fair value of warrants	$1,031

In May 2009, we agreed, subject to negotiation and execution of documents, to enter into an Amended and Restated Line of Credit Agreement (the “Amended LOC Agreement”) with Ener1 Group which provides for the election, by Ener1 Group, to convert the outstanding principal and accrued interest thereon at one or more conversion prices which may trigger a beneficial conversion feature.  The impact of a beneficial conversion feature, if any, may have a material affect on the financial statements if and when this transaction is consummated.

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

We anticipate that United States government programs will fund a significant increase in investment in the domestic battery business and related supplier markets, and we will benefit from these programs due to our presence as a United States-based manufacturer.  When we receive funds pursuant to these government programs, these funds will be designated to increase our battery manufacturing capacity.

In December 2008 we applied for a $480 million loan under the Advanced Technology Vehicle Manufacturing Incentive Program (“ATVM”) to increase our battery manufacturing capacity in Indiana.  Under the ATVM, companies are required to contribute 20% of the loan amount to the program award.  We are currently providing additional information to DOE pursuant to the application process.  The ATVM was created under Section 136 of the Energy Independence and Security Act of 2007.

We expect to receive $8,662,000 from our active cost-sharing arrangements with the Department of Defense (“DOD”), DOE and the United States Advanced Battery Consortium (“USABC”) through December 2010, which will reduce our future research and development expense.

Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions and our credit rating. In recent months, the market has experienced significant price and volume fluctuations.  To date, we have not experienced any limitations in our ability to access these sources of liquidity, although we expect that the recent upheaval experienced by the debt and equity markets may adversely affect our ability to procure future financing.

We continually monitor the financial institutions that hold our cash and cash equivalents.   The emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.  Diversifying our cash and cash equivalents among counterparties minimizes exposure to any one of these entities.

We believe we have sufficient capital to continue our planned operations for 12 months from our balance sheet date of June 30, 2009.  We plan to utilize the proceeds from our Open Market Sale Agreement and our LOC Agreement with Ener1 Group to fund operations and the purchase of certain production equipment and manufacturing plant assets.  We continue to integrate Enertech’s operations into our existing business and it may take time before we realize the synergies and potential cost savings from this acquisition.  Enertech has adequate operational funding and also has access to facilities with several banks for short term working capital and equipment purchases.

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

Legal Matters

Refer to Note 13, Commitments and Contingencies, in “Notes to Consolidated Financial Statements,” for a discussion of legal matters as of June 30, 2009.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We have carried out an evaluation, pursuant to Rule 13a-15(b) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of June 30, 2009, there are no material pending legal proceedings.

Item 1A.  Risk Factors.

Refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our risk factors.  In addition, see the following risk factors which have substantially changed since December 31, 2008.

We face several risks relating to internal control over financial reporting.
As permitted by SEC rules, we and our independent registered public accountants excluded Enertech from our management’s report on internal control over financial reporting and their audit of our internal control over financial reporting for the year ended December 31, 2008. Our consolidated financial results include the operations of Enertech from November 1, 2008 through December 31, 2008.  Enertech’s revenue represented 83% of our consolidated net sales for the year ended December 31, 2008 and 50% of our consolidated assets at December 31, 2008.  As a result, it is possible that, as we continue to integrate Enertech into our business, we will identify internal control issues relating to Enertech’s financial reporting.  We are currently performing a risk assessment to establish the 2009 scope to determine the extent of testing required to comply with Sarbanes Oxley, and we expect to complete our review and testing in time to report results for the year end December 31, 2009.  There was no material change to our internal control over financial reporting due to the acquisition.

In addition, we have experienced rapid growth in our head count and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructures.  In connection with the preparation of our consolidated financial statements for the year ended December 31, 2008, our independent registered public accountants identified four “significant deficiencies” in our internal control over financial reporting, none of which was considered to constitute a “material weakness.”  We have taken, and will continue to take, steps which we believe will remediate these deficiencies; however, we cannot be certain that such steps will be entirely successful.

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
We are currently pursuing existing opportunities and we anticipate there will be new opportunities for loans and other investments from the United States government for companies involved in emerging battery technologies.  We cannot assure you that we will be successful in obtaining these loans and other investments. Even if we do obtain such financing, we may be unable to successfully execute on our business plan, especially with respect to revenue and profitability and the effect these metrics would have on our stock price, or otherwise meet our current operating plans and assumptions, in which case our actual results could differ materially from current expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All of the following issuances were private placements of our securities in accordance with Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D under the Securities Act.

Unregistered Shares of Equity Securities
In January 2009, we issued 385,936 shares of common stock, valued at approximately $2,597,000, to Enertech shareholders in connection with the acquisition of additional ownership in Enertech bringing our current ownership percentage, on a fully diluted basis, to 89%.

Use of Proceeds from Registered Securities
On January 7, 2009, we filed a registration statement on Form S-3 to register the resale of the shares issued in connection with the Enertech acquisition, as well as the shares issuable upon the exercise of the warrants and to register securities up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009.  The Commission file number assigned to the registration statement is 333-156609.

On May 22, 2009, we entered into the Open Market Sale Agreement with Jefferies, pursuant to which Ener1 may offer and sell, from time to time, shares of Ener1’s common stock with an aggregate sales price of up to $40,000,000.  Sales of the shares are being executed by means of ordinary brokers’ transactions on the NASDAQ Global Market at market prices, privately negotiated transactions, crosses or block transactions.  Under the terms of the Open Market Sale Agreement, we may also sell shares to Jefferies as a principal for its own account at a price agreed upon at the time of sale.  Unless we and Jefferies agree to a lesser amount with respect to certain persons or classes or persons, the compensation to Jefferies for sales of common stock sold pursuant to the Open Market Sale Agreement will be 5.0% of the gross proceeds of the sales price per share for the first $13,500,000 of shares sold and 3.0% of the gross proceeds of the sales price per share in excess of $13,500,000.

We began selling shares pursuant to the Open Market Sale Agreement in May 2009 and through the date of this Report sold 3,070,684 shares for an aggregate of $19,613,000.  After deducting commissions, payable to Jefferies, of $858,000 and expenses of $90,000, payable to unaffiliated third parties, we received net proceeds of $18,665,000 from the sale of these shares.

Item 5. Other Information.
Pursuant to Ener1’s Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Plan”), cash incentive bonuses may be awarded to executives, managers and key employees of Ener1.  On August 5, 2009, with the approval of the Board of Directors, we established the terms and conditions of the 2009 Annual Incentive Program (the “2009 Program”), which is administered by the Compensation Committee of the Board of Directors.

Individuals participating in the 2009 Program can earn a cash incentive bonus, ranging from 5% to 150% of the individual’s base salary, depending on: (i) the individual’s position at Ener1 and (ii) the achievement of certain sales targets with respect to Ener1’s financial results.  Our Chief Executive Officer can earn from 50% to 150% of his base salary and our two most highly compensated executive officers can earn cash bonuses from 12.5% to 37.5% of their base salary.

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

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed on December 6, 2004.

3.5	By-laws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2 (SEC File No. 333-112837), filed on February 13, 2004.

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

4.3
Registration Rights Agreement dated as of January 16, 2004, by and among the Registrant and the entities whose names appear on the signature pages thereof incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

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

4.7
Registration Rights Agreement, dated as of October 20, 2004, by and between Ener1, Inc. and Delphi Automotive Systems LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

4.8
Registration Rights Agreement, dated as of October 20, 2004, by and between EnerDel, Inc., Delphi Automotive Systems, LLC and Ener1, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

4.15
Warrant issued to Ener1 Group, Inc., dated June 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.17 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.16
Warrant issued to Ener1 Group, Inc., dated June 30, 2006 to purchase 20,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.18 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

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

4.19
Warrant issued to Ener1 Group, Inc., dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.20 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.20
Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.21 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.21
Agreement, dated October 3, 2006, between Ener1 Group, Inc. and Ener1, Inc. regarding payment of salary and other costs of Ener1, Inc. for Ajit Habbu, incorporated by reference to Exhibit 4.23 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

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

4.33
Amended Certificate of Designation of Series B Convertible Preferred Stock of Ener1, Inc., dated October 10, 2007 incorporated by reference to Exhibit 4.30 of Registrant’s Quarterly Report on Form 10-QSB, filed on November 14, 2007.

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

4.36
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., incorporated by reference to Exhibit 4.32 of the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007, filed on March 12, 2008.

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

10.25
Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and Warrants to purchase shares of common stock, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K, filed on March 15, 2005.

10.26
Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K, filed on March 15, 2005.

10.27
Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K, filed on March 15, 2005.

10.28
Ener1, Inc. Form of Option Grant Agreement under Employment Agreement with Kevin P. Fitzgerald, incorporated by reference to Exhibit 10.39 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed on May 9, 2005.

10.29
Agreement between EnerDel, Inc. and EnerStruct, Inc., entered into as of April 12, 2005, incorporated by reference to Exhibit 10.40 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed on May 9, 2005.

10.30
Form of Stock Option Agreement under the Registrant’s 2002 Non-Employee Director Stock Participation Plan, incorporated by reference to Exhibit 10.41 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed on May 9, 2005.

10.31	Form of Director Appointment Letter, incorporated by reference to Exhibit 10.42 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed on May 9, 2005.

10.32
Letter Agreement between the Registrant and Ener1 Group, Inc., dated October 15, 2004, regarding a financing commitment provided by Ener1 Group, Inc. to the Registrant, incorporated by reference to Exhibit 10.43 of Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed on May 9, 2005.

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

10.39
Commercial Lease between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB, filed on November 14, 2007.

10.40
Purchase Money Financing Agreement for Additional Improvements between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007 incorporated herein by referenced to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB, filed on November 14, 2007.

10.41
Supply Agreement dated October 15, 2007, by and between EnerDel, Inc. and Think Global of Oslo, Norway incorporated herein by reference to Exhibit 10.50 to Registrant’s Form 8-K dated October 15, 2007.

10.42	Line of Credit Agreement dated December 29, 2008, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008.

10.43
Tax Allocation Agreement dated May 7, 2009 by and between Ener1, Inc. and certain subsidiaries named therein, incorporated herein by reference to Exhibit 10.44 to Registrants Form 10-Q dated May 11, 2009.

10.44	2002 Stock Participation Plan as amended May 7, 2009, incorporated herein by reference to Exhibit 10.44 to Registrants Form 10-Q dated May 11, 2009.

10.45	2002 Non-Employee Director Stock Participation Plan as amended May 7, 2009, incorporated herein by reference to Exhibit 10.44 to Registrants Form 10-Q dated May 11, 2009.

10.46	Ener1, Inc. 2007 Stock Incentive Plan as amended May 7, 2009, incorporated herein by reference to Exhibit 10.44 to Registrants Form 10-Q dated May 11, 2009.

10.47
Open Market Sale Agreement dated May 22, 2009 by and between Ener1, Inc. and Jefferies & Company, Inc., incorporated herein by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated May 22, 2009.

10.48	Reimbursement Agreement dated January 1, 2009 by and between Ener1 Group, Inc. and Ener1, Inc. for the reimbursement of annual compensation for the Chief Executive Officer of Ener1, Inc.*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: August 6, 2009	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: August 6, 2009	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)