Form 10-Q
period 2009-09-30
ENER1 INC
filed 2009-11-09
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2009
Common Stock, par value $0.01 per share	121,125,387

ENER1, INC.

Form 10-Q for the Quarter Ended September 30, 2009

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of
September 30, 2009 and December 31, 2008	2

Unaudited Consolidated Statements of Operations
for the three and nine months ended September 30, 2009 and 2008	3

Unaudited Consolidated Statement of Stockholders’ Equity
for nine months ended September 30, 2009	4

Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 2009 and 2008	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5. Other Information	42

Item 6. Exhibits	43

Signatures	51

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$17,931	$11,229
Restricted cash	3,428	2,976
Accounts receivable, net of allowance of $896 and $915	6,046	7,006
Inventory, net of allowance for obsolescence of $1,414 and $483	7,514	10,202
Prepaid expenses and other current assets	941	1,199
Total current assets	35,860	32,612

Property and equipment, net of accumulated depreciation of $6,877 and $2,728	47,720	39,513
Deferred financing costs, net of amortization of $45 and $0	401	5,088
Intangible assets, net of accumulated amortization of $2,204 and $568	13,724	15,246
Investment in unconsolidated entity	13,615	-
Goodwill	50,437	48,674
Other	871	598
Total assets	$162,628	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,903	$16,322
Income taxes payable	323	318
Convertible line of credit and accrued interest due to related party, net of discounts of $2,768 and $0	9,478	-
Short term borrowings	12,439	9,414
Capital lease obligations, current portion	2,306	2,003
Total current liabilities	33,449	28,057

Other long-term payables	1,443	1,093
Deferred income tax liabilities	302	397
Derivative liabilities	8,041	-
Long term borrowings	4,206	795
Capital lease obligations, less current portion	3,280	4,580
Convertible bonds	374	396
Total liabilities	51,095	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized, 121,125,387 and 113,074,478 issued and outstanding	1,213	1,132
Paid in capital	417,189	383,367
Accumulated other comprehensive income	3,982	1,510
Accumulated deficit	(312,794)	(283,113)
Total Ener1, Inc. stockholders' equity	109,590	102,896
Noncontrolling interest	1,943	3,517
Total stockholders' equity	111,533	106,413
Total liabilities and stockholders' equity	$162,628	$141,731

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net sales	$8,117	$39	$23,846	$573
Cost of sales	7,693	-	20,856	-
Gross profit	424	39	2,990	573

Operating expenses:
General and administrative	4,317	2,400	12,675	7,161
Research and development, net	7,556	6,070	21,270	14,519
Depreciation and amortization	1,304	261	3,766	559
Total operating expenses	13,177	8,731	37,711	22,239
Loss from operations	(12,753)	(8,692)	(34,721)	(21,666)

Other income (expense):
Interest expense	(1,525)	(105)	(4,261)	(11,730)
Interest income	40	93	117	341
Other	81	-	166	61
(Loss) gain on derivative liabilities	(1,487)	-	2,430	3,936
Loss on foreign currency transactions	(452)	-	(84)	-
Total other income (expense)	(3,343)	(12)	(1,632)	(7,392)

Loss before income taxes	(16,096)	(8,704)	(36,353)	(29,058)
Income tax benefit	(24)	-	(22)	-
Net loss	(16,072)	(8,704)	(36,331)	(29,058)
Net income (loss) attributable to noncontrolling interest	(235)	299	(325)	1,495
Net loss attributable to Ener1, Inc.	$(15,837)	$(9,003)	$(36,006)	$(30,553)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.14)	$(0.08)	$(0.31)	$(0.30)

Diluted	$(0.14)	$(0.08)	$(0.32)	$(0.30)

Weighted average shares outstanding for Ener1, Inc.:
Basic	117,238	106,353	114,851	100,601

Diluted	117,238	106,353	114,892	100,601

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance December 31, 2008	113,074,478	$1,132	$383,367	$1,510	$(283,113)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	-	(36,006)	(325)	(36,331)
Translation adjustment	-	-	-	2,386	-	67	2,453
Total comprehensive loss						(258)	(33,878)
Shares sold for cash, net of costs	5,951,032	60	38,384	-	-	-	38,444
Shares issued for exercise of options and warrants	815,718	8	684	-	-	-	692
Shares issued for additional noncontrolling interest	385,936	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	1,237	-	8	-	-	-	8
Shares issued for investment in unconsolidated entity	896,986	9	5,821	-	-	-	5,830
Cumulative effect of change in accounting principle	-	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	-	2,746	-	-	-	2,746
Warrants issued to related party as borrowing fees under a line of credit agreement	-	-	1,703	-	-	-	1,703
Early extinguishment of related party debt	-	-	(3,553)	-	-	-	(3,553)
Beneficial conversion value on related party debt	-	-	2,816	-	-	-	2,816
Stock-based compensation expense	-	-	3,470	-	-	-	3,470
Balance September 30, 2009	121,125,387	$1,213	$417,189	$3,982	$(312,794)	$1,943	$111,533

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities:
Net loss	$(36,331)	$(29,058)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(2,430)	(3,936)
Non-cash accretion of discounts on debentures and notes	252	9,420
Non-cash interest expense related to financing costs	2,732	940
Non-cash interest expense on related party debt	-	279
Non-cash inducement for debt conversions and equity investments	-	753
Depreciation and amortization	5,580	559
Stock-based compensation expense	3,470	2,379
Other non-cash expenses	1,115	-
Changes in certain operating assets and liabilities:
Accounts receivable	1,376	(2,417)
Inventory	2,266	(356)
Accounts payable and accrued expenses	(6,937)	1,933
Changes in current assets, liabilities and other, net	(419)	(376)
Net cash used in operating activities	(29,326)	(19,880)

Investing activities:
Capital expenditures and equipment deposits	(8,199)	(7,684)
Investment in unconsolidated entity	(7,785)	-
Direct costs for acquisitions	-	(547)
Restricted cash	(1,229)	-
Other	56	-
Net cash used in investing activities	(17,157)	(8,231)

Financing activities:
Proceeds from sale of stock, net of costs	38,444	-
Proceeds from borrowings, related party	12,086	-
Proceeds from borrowings	4,496	-
Proceeds from exercise of options and warrants	692	30,302
Redemption of EnerDel Series A Preferred Stock	-	(8,000)
Repayment of borrowings, related party	(336)	-
Repayment of borrowings and capital leases	(2,974)	(315)
Other	957	-
Net cash provided by financing activities	53,365	21,987

Effect of exchange rates on cash and cash equivalents	(180)	(50)
Net increase (decrease) in cash and cash equivalents	6,702	(6,174)
Cash and cash equivalents - beginning balance	11,229	24,826
Cash and cash equivalents - ending balance	$17,931	$18,652

Cash paid during the year for:
Interest	$746	$164
Income taxes	128	-

See accompanying notes to these unaudited consolidated financial statements.

Supplemental Disclosure of Non-cash Investing and Financing Activities

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$6,325	$-
Cumulative effect of change in accounting principle on paid in capital	19,521	-

Shares issued for conversion of senior debentures	-	11,715
Shares issued for conversion of senior debentures interest	-	174
Shares issued for inducement to convert senior debentures	-	203
Acceleration of discount related to conversion of senior debentures	-	(3,974)
Reduction in derivative liability	2,746	6,208

Early extinguishment of related party debt	(3,553)	-
Beneficial conversion value in connection with related party debt	2,816	-
Warrants issued in connection with advances of related party debt	1,703	-
Shares issued for conversion of convertible notes	-	11,960
Warrants issued in connection with the conversion of convertible notes	-	680
Shares issued for conversion of convertible notes interest	-	1,885
Beneficial conversion value related to conversion of convertible notes	-	3,608

Shares issued for the purchase of noncontrolling interest	1,354	-
Shares issued for investment in unconsolidated entity	5,830
Shares issued for debt origination		105

Borrowings pursuant to capital lease obligations	447	4,152
Shares issued for capital lease obligations	8	-
Short term borrowings pursuant to equipment purchases	2,773	-

Shares issued for acquisition of 19.5% interest in EnerDel	-	22,429
Warrant modification for acquisition of 19.5% interest in EnerDel	-	345
Reduction in accounts payable with acquisition of noncontrolling interest	-	163
Redemption of EnerDel Series A Preferred Stock	-	2,073

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business Overview

Nature of the Business
Ener1, Inc. (“Ener1”), a Florida corporation, was founded in 1985 and is headquartered in New York.  In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in Ener1 and, as of September 30, 2009, owns approximately 53% of the outstanding common stock of Ener1.

Ener1 (including our subsidiaries, referred to collectively in these unaudited consolidated financial statements as “Ener1,” “we,” “our” and “us”) operates primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power (energy storage for utilities and renewable energy such as wind and solar power in addition to battery backup systems for residential use), military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  We also conduct research on and develop fuel cells and nano coating processes.  In addition, our Enertech subsidiary specializes in small cell technology and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells and lithium polymer batteries and also manufactures large format cells for automotive applications.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of the results for the interim periods presented. The information included in this quarterly report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. The accounting policies are described in the “Notes to Consolidated Financial Statements” in the 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

On January 1, 2009, we implemented a new accounting standard that changed the accounting for and reporting of minority interest (now called noncontrolling interest) in the consolidated financial statements. The adoption of this standard resulted in the reclassification of amounts previously attributable to noncontrolling interest to a separate component of stockholders’ equity on the accompanying unaudited consolidated balance sheets. Additionally, net loss attributable to noncontrolling interest is shown separately from net loss in the unaudited consolidated statements of operations.

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Ener1 and its wholly-owned and majority-owned subsidiaries.  Amounts pertaining to the noncontrolling interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as a component of stockholders’ equity separate from Ener1’s equity.  All significant intercompany transactions and balances have been eliminated in consolidation.  Equity investments in which we exercise significant influence but do not exercise control are accounted for using the equity method.  Investments in which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Foreign Currencies
Subsidiaries located outside the United States of America use the local currency as the functional currency. Accordingly, assets and liabilities denominated in foreign currencies are translated using exchange rates in effect at the balance sheet date and equity accounts at the historical exchange rates.  Revenues and expenses are translated using the average exchange rates during the year.  Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income within stockholders’ equity in the unaudited consolidated balance sheets.  Foreign currency transaction gains and losses are reported net in other income (expense) in the unaudited consolidated statements of operations.

Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and related allowances, derivatives, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, research and development, contingencies and litigation, as well as share-based payments, warrants, valuation of beneficial conversion feature, if any, on convertible securities and other financing matters. These estimates are based on our historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Subsequent Events
In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, we have evaluated all events or transactions that occurred after September 30, 2009 up through November 9, 2009, the date we issued these financial statements.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to our own stock.  The new guidance has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  See Note 5, Derivative Instruments and Fair Value of Financial Instruments for additional information regarding the impact on the financial statements from the adoption of this guidance.

We adopted new accounting guidance on disclosures about derivative instruments and hedging activities on January 1, 2009.  The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial statements.  See Note 5, Derivative Instruments and Fair Value of Financial Instruments regarding our derivative instruments.

In January 2009, we adopted new accounting guidance on business combinations.  The new guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired.  The adoption of this guidance did not have a material impact on the financial statements.

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. See Note 5, Derivative Instruments and Fair Value of Financial Instruments for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

On January 1, 2009, we adopted new accounting guidance that requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate.  The adoption of this standard did not have a material impact on the financial statements. We continue to examine our convertible debt instruments for applicability under this guidance.

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. See Note 5, Derivative Instruments and Fair Value of Financial Instruments for this information.

In September 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, in the United States of America.  The adoption of this standard did not have a material impact on the financial statements.

Recently Issued Accounting Standards
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”).  This standard has not yet been integrated into the Codification and will remain authoritative until integrated.  SFAS 167 amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest gives it a controlling financial interest in a variable interest entity.  This new standard has broad implications and may affect how we account for the consolidation of equity method investments and other agreements and purchase arrangements.  Under this revised guidance, more entities may meet the definition of a variable interest entity.  We are evaluating all entities that fall within the scope of this amended guidance to determine whether we may be required to consolidate additional entities on January 1, 2010, which is the effective date of SFAS 167; however we have not yet completed our implementation analysis.  Accordingly, we have not determined the effect that the adoption of this standard will have on our financial position or results of operation.

Note 3 – Supplemental Financial Information

Restricted Cash
Restricted cash represents amounts maintained with foreign banks that are (i) pledged to guarantee performance pursuant to borrowings and (ii) provisional attachments from Korean courts in connection with alleged third party claims.

Inventory
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method, except for inventories at foreign subsidiaries which are determined using the weighted average method.  Included in inventory are raw materials and finished goods used in the production of prototypes, which are charged to research and development expense when consumed.  The following table presents the components of inventory (in thousands):

	September 30,	December 31,
	2009	2008

Raw materials and supplies	$3,156	$4,750
Work in process	946	783
Finished goods	4,826	5,152
	8,928	10,685
Less valuation allowance	(1,414)	(483)
	$7,514	$10,202

We regularly review inventory on hand and, when necessary, record a provision for excess or obsolete inventories based on an assessment of future demand.  Inventories are presented net of a reserve for obsolescence of $1,414,000 and $483,000 at September 30, 2009 and December 31, 2008, respectively.

Property and Equipment
The following table presents details of property and equipment (in thousands):

	Useful life	September 30,	December 31,
	(in years)	2009	2008

Land		$2,060	$1,966
Building and building improvements	30 - 39	5,624	5,381
Machinery and equipment	5 - 10	33,449	19,314
Office equipment, furniture and other	3 - 7	2,607	2,137
Leasehold improvements	1 - 10	9,711	7,966
Construction in progress	n/a	1,146	5,477
		54,597	42,241
Less accumulated depreciation		(6,877)	(2,728)
		$47,720	$39,513

Construction in progress includes deposits for equipment being constructed by third parties specifically for our use.  Depreciation on these assets will commence when we place the assets in service.

Depreciation expense for the nine months ended September 30, 2009 and 2008 was approximately $3,997,000 and $559,000, respectively.  Assets recorded under capital leases were approximately $7,656,000 and $7,209,000 at September 30, 2009 and December 31, 2008, respectively.

Deferred Financing Costs
In December 2008, as a commitment fee pursuant to a $30,000,000 Line of Credit Agreement (the “LOC Agreement”), Ener1 issued warrants to Ener1 Group to purchase up to 1,250,000 shares of Ener1 common stock and recorded the fair value of $5,088,000 as deferred financing costs.  On August 26, 2009, Ener1 entered into an Amended and Restated Line of Credit Agreement (the “A&R LOC Agreement”) with Ener1 Group and Bzinfin, S.A. (“Bzinfin”), the owner of a majority of the common stock of Ener1 Group, whereby Bzinfin, the new lender, extended the maturity date of the loans, among other amendments, to July 1, 2010.

The A&R LOC Agreement is with a different lender than the original LOC Agreement.  As a result, the remaining unamortized balance in deferred financing costs, as of August 26, 2009, of $2,872,000 was charged to additional paid in capital as early extinguishment of debt.

In connection with the A&R LOC Agreement, Ener1 issued to Bzinfin warrants to purchase up to 125,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire three years after the date of grant.  We used a Black-Scholes pricing model to value the warrants and the fair value of $445,000 has been recorded as deferred financing costs.  These costs are being amortized to interest expense over the 10 month term of the A&R LOC Agreement and totaled $45,000 during the month ended September 30, 2009.

The estimated future straight line amortization of these deferred financing costs is $134,000 in 2009 and $267,000 during 2010.

See Note 9, Related Party Transactions for additional information regarding the A&R LOC Agreement.

Intangible Assets and Goodwill
Intangible assets, net of accumulated amortization, and goodwill, are as follows (in thousands):

	Useful	As of September 30, 2009			As of December 31, 2008
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net

Patented and unpatented technology	10	$13,903	$(1,574)	$12,329	$13,900	$(460)	$13,440
Electric vehicle battery technology	4.2	1,117	(246)	871	1,056	(42)	1,014
Customer relationships	2.2	908	(384)	524	858	(66)	792
		$15,928	$(2,204)	$13,724	$15,814	$(568)	$15,246

Goodwill	Indefinite	$50,437	$-	$50,437	$48,674	$-	$48,674

Intangible Assets
The useful lives of our assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the extension or renewal of the contract or patent. Our amortization policy for intangible assets follows accounting principles generally accepted in the United States of America (“US GAAP”), which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

Certain intangible assets are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the unaudited consolidated balance sheets.  During the nine months ended September 30, 2009, the carrying amounts of certain intangible assets were adjusted as a result of foreign currency translations totaling approximately $116,000 due to fluctuations in the Korean Won, the local currency of Enertech.

We account for long-lived assets, including other purchased intangible assets, in accordance with US GAAP, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment, such as reductions in demand or significant economic slowdowns in industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows.  Impairment is based on the excess of the carrying amount over the fair value of those assets.   We will continue to evaluate whether events and circumstances have occurred that indicate that our long-lived assets may have been impaired.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses as well as other factors.  A significant change in these estimates could result in an impairment of our long-lived assets.

Intangible assets amortization expense was $512,000 and $1,583,000 for the three months and nine months ended September 30, 2009, respectively.  There was no amortization expense for the three and nine month periods ended September 30, 2008 since the intangible assets were first acquired during the fourth quarter of 2008.

The following table reflects the estimated future amortization expense related to intangible assets as of September 30, 2009 (in thousands):

Year Ended December 31,
2010	$2,037
2011	1,657
2012	1,657
2013	1,389
2014	1,389

Goodwill
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) in the fourth quarter of each year, unless an event occurs that would cause us to believe the value is impaired at an interim date.  As of the date we issued these financial statements we have not completed the annual impairment test for goodwill.

The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We will continue to evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses as well as other factors.  A significant change in these estimates could result in an impairment of goodwill.

Certain components of goodwill are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the unaudited consolidated balance sheets.  During the nine months ended September 30, 2009, goodwill was adjusted as a result of foreign currency translations totaling approximately $1,761,000 due to fluctuations in the Korean Won, the local currency of Enertech.

Accounts Payable and Accrued Expenses
The following table presents details of accounts payable and accrued expenses (in thousands):

	September 30,	December 31,
	2009	2008

Accounts payable	$5,921	$12,825
Accrued compensation and benefits	1,132	1,194
Accrued professional fees	300	573
Customer advances	209	561
Accrued other	1,341	1,169
	$8,903	$16,322

Other Long-Term Payables
The following table presents details of other long term payables (in thousands):

	September 30,	December 31,
	2009	2008

Refundable government grants (Enertech)	$227	$161
Severance benefits (Enertech)	1,216	932
	$1,443	$1,093

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

We own approximately 96% of the outstanding balance of the convertible bonds at September 30, 2009 and as a result have eliminated the principal and related interest, in consolidation.  The amount of the remaining outstanding convertible bonds as of September 30, 2009 is $374,000.

We have evaluated the application of US GAAP to the convertible bonds with a strike price denominated in a foreign currency and have concluded that the conversion feature of the convertible bonds is required to be bifurcated and accounted for separately as a derivative liability effective January 1, 2009.  See Note 5, Derivative Instruments and Fair Value of Financial Instruments.

Capital Leases
The following table summarizes the activity on our capital leases (in thousands):

	September 30,	December 31,
	2009	2008

Beginning balance	$6,583	$-
Borrowings	447	7,209
Repayments	(1,507)	(355)
Debt issuance costs	(8)	(281)
Amortization of debt issuance costs	71	10
Ending balance	5,586	6,583
less: current portion	(2,306)	(2,003)
Long term capital lease obligation	$3,280	$4,580

The total monthly payment for capital lease obligations is approximately $225,000.

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

During the nine months ended September 30, 2009, our net sales consist primarily of battery related sales from our Enertech operations and a small amount of battery prototype sales from our EnerDel subsidiary.  At Enertech, sales are recorded when title passes to the customer which is the delivery point for domestic sales and the receipt point of bill of lading for export sales.  Currently, Enertech does not provide discounts, rebates, product guarantees or warranties.  We expect, in the future, that EnerDel will be providing a limited warranty on sales of battery packs for electric and hybrid electric vehicles.  The terms of such warranties and other post-shipment obligations may be negotiated on a customer by customer basis and we will establish the appropriate policies and accounting treatment based on such negotiations and final agreements.  We also expect that our customers will test a significant number of battery packs prior to acceptance.

With the acquisition of Enertech during the fourth quarter of 2008, there are several large customers who account for 10% or more of net sales.  During the nine months ended September 30, 2009, these customers were as follows (in thousands):

	Nine Months Ended September 30, 2009
Li-Tec Battery	$2,453	10%
Symbol Technologies, Inc. (Motorola)	4,264	18%
	$6,717

Note 4 – Acquisitions

Enertech International, Inc.
We acquired Enertech on October 24, 2008 and as consideration in the acquisition, we paid $600,000 in cash and issued 5,000,000 shares of Ener1 common stock and warrants to purchase 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share.  The warrants are immediately exercisable, contain a cashless exercise provision and expire in October 2010.  In addition, we incurred approximately $1,202,000 of third party transaction costs for a total purchase consideration of $47,408,000.

The following table presents the components of the purchase consideration (in thousands):

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

The purchase price attributable to the warrants to purchase up to 2,560,000 shares of Ener1 common stock was estimated by management on the date of grant using a Black-Scholes option valuation model.  Based on the fair value of the warrants of $3.43 per share, approximately $8,781,000 of the purchase price was attributable to the warrants.  The fair value of the warrants was estimated with the following key assumptions:

Grant date	October 24, 2008
Stock Price	$7.00 per share
Strike Price	$7.50 per share
Expiration date	October 24, 2010
Risk free interest rate	1.57%
Expected volatility	95.24%
Expected dividend yield	0.00%

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

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Three Months Ended September 30, 2008
(In thousands, except share data)

	Historical Ener1 Three Months Ended September 30, 2008	Historical Enertech Three Months Ended September 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$39	$11,811	$(464	) (a)	$11,386
Cost of sales	-	10,582	(306	) (a)	10,276
Gross profit	39	1,229	(158)		1,110
Operating expense	8,731	2,021	(312	) (a), (b)	10,440
Total other expenses	(12)	(1,335)	370	(c ), (d)	(977)
Income tax expense	-	57			57
Net loss	(8,704)	(2,184)	524		(10,364)
Net loss attributable to noncontrolling interest	299	-	298	(e)	597
Net loss attributable to Ener1, Inc.	$(9,003)	$(2,184)	$227		$(10,960)

Weighted average shares outstanding	106,353		5,000	(f)	111,353

Net loss per share-basic and diluted	$(0.08)				$(0.10)

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Nine Months Ended September 30, 2008
(In thousands, except share data)

	Historical Ener1 Nine Months Ended September 30, 2008	Historical Enertech Nine Months Ended September 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$573	$32,472	$(737	)(a)	$32,308
Cost of sales	-	28,678	(486	)(a)	28,192
Gross profit	573	3,794	(251)		4,116
Operating expense	22,239	5,060	(282	)(a), (b)	27,017
Total other expenses	(7,392)	(2,457)	1,179	(c ), (d)	(8,670)
Income tax expense	-	268			268
Net loss	(29,058)	(3,991)	1,210		(31,839)
Net loss attributable to noncontrolling interest	1,495	-	619	(e)	2,114
Net loss attributable to Ener1, Inc.	$(30,553)	$(3,991)	$591		$(33,953)

Weighted average shares outstanding	100,601		5,000	(f)	105,601

Net loss per share-basic and diluted	$(0.30)				$(0.32)

(a)	Reduction of net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Reduction of gain on derivative liability for intercompany transactions relating to bonds with warrants.
(e)	Noncontrolling interest reflects an adjustment to the allocable portion of pro forma income before controlling interest in Enertech.
(f)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

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

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, the ownership interest in Enertech increased from 83% to 89%, on a fully diluted basis and has been accounted for as an equity transaction.  See Note 8, Noncontrolling Interest.

Note 5 - Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments
We have evaluated the application of US GAAP to (i) certain freestanding warrants that contain exercise price adjustment features known as down round provisions and (ii) convertible bonds with a strike price denominated in a foreign currency and have concluded these instruments are required to be accounted for as derivatives effective January 1, 2009.

We have recorded the fair value of the warrants and convertible bonds that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments.

Certain freestanding warrants that contain down round provisions were issued in conjunction with our capital raises during 2004 and 2005.  Previously, these warrants were classified in equity.  After evaluating the application of US GAAP, these warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as a derivative liability.  Any time we issue securities that are deemed to be dilutive to the warrants containing down round provisions, the number of shares of Ener1 stock required to be issued upon the exercise of these warrants will increase.

The convertible bonds, originally issued in January 2008, which have a strike price denominated in a foreign currency, were acquired in connection with the Enertech acquisition during the fourth quarter of 2008.  As foreign currency rates fluctuate, the number of shares of Enertech stock to be issued upon conversion could increase.

Lattice Valuation Model
We have valued the freestanding warrants that contain down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as Ener1’s stock price, contractual terms, maturity, risk free interest rates, as well as assumptions about future financings, volatility, and warrant holder behavior on key dates, including warrant exercise dates and period end reporting dates.

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

The fair value of the remaining warrant derivatives as of September 30, 2009 was estimated by management to be $7,995,000.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Black-Scholes Valuation Model
We used a Black-Scholes pricing model to determine the fair value of the convertible bonds.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.  The convertible bond is convertible into shares of common stock of our Enertech subsidiary, not shares of Ener1 common stock.  As a result, stock prices were estimated using the average stock price of four comparable Korean companies, which operate in the same industry and are similar in size to Enertech, with a 30% liquidity discount.  Volatility was estimated using the average volatility of the same four comparable Korean companies.  Interest rates represent the Korean government bond rate for securities with a maturity that approximates the estimated expected life of the derivative.

The fair value of the convertible bonds on key dates, including the issuance date and period end reporting dates was estimated using the following assumptions of management:

	Volatility	Interest Rate	Stock Price	Term in Years

January 25, 2008	53.2%	5.3%	$0.54	5.0
January 1, 2009	56.6%	3.8%	$0.30	4.1
March 31, 2009	58.3%	4.7%	$0.47	3.8
June 30, 2009	59.2%	4.6%	$0.50	3.6
September 30, 2009	60.7%	4.8%	$0.52	3.3

We own approximately 96% of the outstanding balance of the convertible bonds and as a result have eliminated 96% of the derivative liability and loss on derivative liability in consolidation and recorded a $38,000 cumulative effect of change in accounting principle to noncontrolling interest.  Based on these assumptions, the remaining derivative liability, as of September 30, 2009 is $46,000 and the loss on derivative liability for the nine months ended September 30, 2009 was approximately $26,000.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are described as follows:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value during the nine months ended September 30, 2009 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrant derivative	$7,995	$-	$-	$7,995	$7,995
Convertible bond derivative	46	-	-	46	46

Total Derivative Liabilities		$-	$-	$8,041	$8,041

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

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs during the nine months ended September 30, 2009 (in thousands):

		Convertible	Derivative
	Warrants	Bonds	Liabilities

Balance, January 1, 2009	$13,196	$16	$13,212
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(2,455)	26	(2,429)
Included in other comprehensive income	-	4	4
Included in stockholders' equity	(2,746)	-	(2,746)
Purchases, issuances and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-
Balance, September 30, 2009	$7,995	$46	$8,041

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

Note 6 – Short Term and Long Term Borrowings

Short term borrowings
Short term borrowings as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

		September 30,	December 31,
	Interest rate	2009	2008

Payment plan	n/a	$1,329	$-
Letters of credit	3.35% ~ 4.86%	365	1,716
Trade financing	6.24% ~ 6.98%	10,045	7,298
Line of credit	7.85%	700	400
		$12,439	$9,414

The payment plan is denominated in United States Dollars, is for purchased machinery and equipment and is scheduled to be paid in full by March 2010.  A member of the board of directors of Ener1 also serves as a member of the board of directors of the company from which we purchased this machinery and equipment.  This director abstained from the vote of the members of the board of directors of Ener1 in passing the resolution to purchase said equipment.

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at September 30, 2009 was approximately $13,519,000 of which $10,410,000 was outstanding.  The amounts are scheduled for repayment at various times throughout 2009.

The line of credit is denominated in United States Dollars and the total amount available at September 30, 2009 was $1,000,000 of which $700,000 was outstanding.  The loan is scheduled to mature in April 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the above loans.

Long term borrowings
Long term borrowings as of September 30, 2009 and December 31, 2008 consist of the following (in thousands):

		September 30,	December 31,
	Interest rate	2009	2008

Equipment loan	7.85%	$4,206	$795
		$4,206	$795

The equipment loan is denominated in Korean Won and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee the payment of this debt.

Note 7 – Earnings per Share

Net loss per share basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share diluted is calculated by adjusting outstanding shares, assuming any dilutive effects of common stock equivalents using the treasury stock method.  Common stock equivalents consist of shares issuable upon the exercise of warrants, stock options, the completion of vesting periods for restricted stock and the conversion of convertible securities.

Basic and diluted loss per share is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net loss attributable to Ener1, Inc.	$(15,837)	$(9,003)	$(36,006)	$(30,553)
Adjustment for derivative gains on certain warrants	-	-	(843)	-
Net loss used in calculating diluted loss per share	$(15,837)	$(9,003)	$(36,849)	$(30,553)

Denominator:
Weighted average number of common shares outstanding	117,238	106,353	114,851	100,601
Effect of dilutive securities:
Certain warrants	-	-	41	-
Shares used in calculating diluted loss per share	117,238	106,353	114,892	100,601

The following amounts were not included in the calculation of net loss per share because their effects were anti-dilutive or the securities were not in the money (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Stock options	3,568	3,462	3,153	3,731
Warrants	19,376	16,138	18,473	15,657
Restricted stock units	40	-	40	-
Convertible instruments	2,320	-	1,676	-
Total	25,304	19,600	23,342	19,388

Note 8 – Noncontrolling Interest

The following table reconciles equity attributable to noncontrolling interest (in thousands):

Noncontrolling
Interest

Balance, January 1, 2009	$3,517
Capital contribution	-
Net income attributable to noncontrolling interest	(325)
Cumulative effect of change in accounting principle	38
Translation adjustments	67
Reduction in noncontrolling interest	(1,354)
Balance, September 30, 2009	$1,943

The reduction in noncontrolling interest of approximately $1,354,000 represents the decrease in Ener1’s paid in capital for the purchase of 1,625,000 shares of Enertech common stock on January 6, 2009.  Enertech has a share-based compensation plan in which stock options are granted to Enertech’s directors and employees who have contributed to Enertech’s operations.  These stock options are exercisable into shares of common stock of Enertech.  During the nine months ended September 30, 2009, approximately $19,000 was expensed under this plan.  As of September 30, 2009, there are 894,500 stock options outstanding which represent approximately 3%, on a fully diluted basis, of the outstanding ownership of Enertech.

Note 9 – Related Party Transactions

Convertible Line of Credit
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

On August 26, 2009, Ener1 Group entered into a Novation and Assignment agreement with Bzinfin, the owner of a majority of the common stock of Ener1 Group, whereby Ener1 Group assigned to Bzinfin all of its rights and obligations under the LOC Agreement.  Bzinfin owns approximately 3% of the outstanding shares of Ener1 common stock and is a 68.5% shareholder of Ener1 Group.

Simultaneously, Ener1 entered into the A&R LOC Agreement providing Bzinfin, among other rights, the right to convert the first $8,000,000 of principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and any remaining principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.  Based on the closing stock price of Ener1 on August 26, 2009, a beneficial conversion feature of approximately $2,816,000 was recorded as a reduction in proceeds and is amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement, using the effective interest method.

The A&R LOC Agreement is with a different lender than the original LOC Agreement.  As a result, the unamortized debt discount, related to the fair value of 512,500 warrants previously issued, of $681,000 as of August 26, 2009, was charged to additional paid in capital as early extinguishment of debt.

In August 2009, we classified a $1,500,000 working capital advance from Bzinfin under the A&R LOC Agreement and in accordance with the terms of the agreement issued to Bzinfin warrants to purchase up to 75,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $227,000 has been recorded as a reduction in proceeds and is amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement.

The components of the convertible line of credit balance as of September 30, 2009 are as follows (in thousands, except warrants):

Convertible Line of Credit

Proceeds from advances	$11,750
Beneficial conversion feature, net	(2,564)
Fair value of warrants, net	(204)
Accrued interest payable at maturity	496
Balance, September 30, 2009	$9,478

Warrants issued	75,000

Fair value of warrants	$227

The amortization of debt discount to interest expense during the nine months ended September 30, 2009 and the future amortization are as follows (in thousands):

	Beneficial	Fair
	Conversion	Value of
	Feature	Warrants
Original discount	$2,816	$227
Amortized to interest expense	(252)	(23)
Balance, September 30, 2009	$2,564	$204

Future Amortization:
Year ended December 31, 2009	$736	$68
Year ended December 31, 2010	1,828	136
	$2,564	$204

Investment in Unconsolidated Entity
On August 24, 2009, Ener1 entered into a Securities Investment and Subscription Agreement with Think Holdings, AS, a Norwegian limited liability company (“Think Holdings”).  Think Holdings is the majority owner of Think Global AS (“Think Global”), the Norwegian electric car manufacturer and customer of EnerDel.  Ener1 has committed to purchase 10,800,000 shares of Series B Convertible Preferred Stock for approximately $18,000,000.  The investment will be made pursuant to three closings and as of September 30, 2009, Ener1 has purchased 4,340,583 shares for approximately $7,460,000.

On August 26, 2009, Ener1 entered into a Purchase and Assignment Agreement with Bzinfin to acquire approximately $3,000,000 of debt pursuant to a loan facility with Think Global and warrants to purchase 3,600,000 shares of common stock of Think Global, (the “Bridge Loan”).  As consideration, Ener1 issued 896,986 shares of Ener1 common stock, valued at approximately $5,830,000.  Ener1 has exchanged the Bridge Loan for 1,809,419 shares of Think Holdings Series B Convertible Preferred Stock and warrants to purchase additional shares of Think Holdings Series B Convertible Preferred Stock.  The total number of warrants is based on a predetermined percentage of Think Holdings fully diluted share capital.

As of September 30, 2009, we own approximately 24% of Think Holdings on a fully diluted basis.  In accordance with accounting standards the investment will be accounted for under the cost method as the Series B Convertible Preferred Stock is not considered in-substance common stock.

Note 10 – Stock-Based Compensation

At September 30, 2009, we had seven active stock-based compensation plans which provide for the granting of incentive and non-incentive stock options, restricted stock and bonuses to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

Restricted Stock
During the nine months ended September 30, 2009, we granted 40,000 shares of restricted common stock to certain employees pursuant to the terms of our plans.  The shares were valued at $248,000 based on the closing price of our common stock on the date of grant and 10,000 shares vest on the first anniversary of the grant date and 30,000 shares vest ratably over three years.

Stock Options
During the nine months ended September 30, 2009, we granted performance based options to employees to purchase up to 817,500 shares of common stock with exercise prices ranging from $4.05 to $6.90 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $1,919,000 which will be expensed over the vesting period.

We granted incentive based options to employees to purchase up to 110,000 shares of common stock with exercise prices ranging from $4.05 to $6.12 per share.  These options are scheduled to vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as $298,000 which will be expensed over the vesting period.

We also issued fully vested options to purchase up to 200,000 shares of common stock to our Chief Executive Officer at an exercise price of $4.05 per share.  We estimated the fair value of such options totaled approximately $652,000 based on the Black-Scholes option pricing model.

In addition, we granted performance based options to purchase up to 200,000 shares of common stock to our Chief Executive Officer at an exercise price of $6.55 per share.  These options are subject to specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.  The fair value of these options on the date of grant was computed as approximately $716,000 based on the Black-Scholes option pricing model.

Current and former employees have exercised 320,521 options with exercise prices ranging from $1.61 to $4.90 per share.  The total intrinsic value of these options on the dates of exercise was $1,372,000.  Options to purchase up to 49,770 shares of common stock that were issued to various employees and former employees were forfeited because vesting requirements were not met or the options expired in accordance with their terms.

During the nine months ended September 30, 2009, options to purchase 369,500 shares of common stock were cancelled and were not accompanied by a concurrent grant (or offer to grant) a replacement award.  The previously unrecognized compensation cost of approximately $947,000 was recognized into expense on the cancellation date.

Valuation and Expense Information
We recorded share-based compensation costs related to stock-based employee plans of $3,450,000 and $2,379,000 for the nine months in the period ended September 30, 2009 and 2008, respectively.  We estimate expected future forfeitures of employee stock options and recognize compensation cost only for the portion of those awards expected to vest.

Forfeiture rate estimates for each plan are based on historical experience through December 31, 2008 and are adjusted annually to reflect actual forfeiture experience as needed.  Included in the stock-based compensation cost of $3,450,000 is $249,000 in adjustments to reflect our actual forfeiture rate for vested awards.

The fair value of the stock option grants awarded during the nine months ended September 30, 2009 were estimated as of the date of grant using a Black-Scholes option valuation model with the following key assumptions:

Expected term	4 - 5 yrs
Risk free interest rate	1.22% - 2.12%
Expected volatility	102% - 117%
Expected dividend yield	0%

Summary of Stock Options
A summary of the changes in the stock options outstanding under all of our stock option plans described above as of September 30, 2009 is as follows:

Options	Number of options	Weighted average exercise price	Average remaining contractual term, in years	Intrinsic value

Outstanding, December 31, 2008	3,957,621	$3.34	4.5	$14,713,862

Granted	1,327,500	$4.75
Exercised	(320,521)	$2.16
Forfeited or expired	(49,770)	$4.17
Cancelled	(369,500)	$4.05
Outstanding, September 30, 2009	4,545,330	$3.82	4.2	$14,177,400

Exercisable, September 30, 2009	2,739,885	$3.36	4.2	$9,796,410

The following summarizes the outstanding and exercisable options and the respective exercise prices at September 30, 2009:

Range of exercise price	No. of options outstanding	Weighted average exercise price	No. of options exercisable	Weighted average exercise price

$0.49 - $1.61	862,823	$1.60	599,971	$1.59
$2.10 - $4.20	2,004,546	$2.87	1,343,924	$2.50
$4.83 - $4.90	533,316	$4.90	262,778	$4.90
$5.18 - $6.79	929,643	$6.51	449,639	$6.64
$7.15 - $7.63	215,002	$7.34	83,573	$7.54
Totals	4,545,330	$3.82	2,739,885	$3.36

The following table summarizes the changes in our non-vested stock options since January 1, 2009:

		Weighted
		average
	No. of options	fair value

Non-vested, January 1, 2009	1,192,324	$3.31
Granted	1,327,500	$3.60
Vested	(295,109)	$3.69
Forfeited	(49,770)	$3.52
Cancelled	(369,500)	$3.17
Non-vested, September 30, 2009	1,805,445	$3.54

Unearned Stock-Based Compensation
The following table presents details of unearned stock-based compensation currently estimated to be expensed in the remainder of 2009 through 2012 related to the unvested share based payment awards (in thousands):

	2009	2010	2011	2012	Total

Unearned stock-based compensation	$449	$1,973	$1,084	$310	$3,816

If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that additional equity awards are granted.

Note 11 - Warrants

During the nine months ended September 30, 2009, we issued warrants to purchase up to 712,500 shares of Ener1 common stock at an exercise price of $8.25 per share in connection with the LOC Agreement and the A&R LOC Agreement.  The warrants are immediately exercisable and 587,500 warrants expire two years after the date of grant and 125,000 warrants expire three years after the date of grant.  We used a Black-Scholes pricing model to value the warrants and the fair value of $445,000 and $1,258,000 has been recorded as deferred financing costs and a reduction in proceeds, respectively.

The fair value of the warrant grants awarded during the nine months ended September 30, 2009 were estimated as of the date of grant using a Black-Scholes option valuation model with the following key assumptions:

Expected term	2 - 3 years
Risk free interest rate	0.81% - 1.57%
Expected volatility	94% - 100%
Expected dividend yield	0%

A summary of the changes in warrants outstanding as of September 30, 2009 is as follows:

Warrants	Number of warrants	Weighted average exercise price	Average remaining contractual term, in years	Intrinsic value

Outstanding and exercisable, December 31, 2008	27,758,424	$4.10	3.2	$95,607,859

Granted	712,500	$8.25
Exercised	(766,073)	$2.32
Outstanding and exercisable, September 30, 2009	27,704,851	$4.24	2.7	$87,244,883

The following summarizes the outstanding and exercisable warrants and the respective exercise prices at September 30, 2009:

	No. of	Weighted
Range of	warrants	average
exercise price	outstanding	exercise price

$2.10 - $2.80	18,166,712	$2.31
$4.83 - $5.95	2,114,534	$5.30
$7.50 - $8.88	6,808,217	$8.12
$10.50 - $17.57	615,388	$14.62
	27,704,851	$4.24

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

The following table provides segment financial information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales:
Corporate	$55	$30	$165	$30
Battery	8,049	6	23,675	518
Fuel Cell	13	3	6	25
Total Net Sales	$8,117	$39	$23,846	$573

Corporate allocations:
Corporate	$(2,901)	$(2,243)	$(8,437)	$(9,124)
Battery	2,610	1,798	7,443	6,393
Fuel Cell	230	327	756	2,222
Nanotechnology	61	118	238	509
	$-	$-	$-	$-

Net loss attributable to Ener1, Inc.
Corporate	$(2,715)	$(301)	$(854)	$(6,653)
Battery	(11,975)	(6,990)	(31,321)	(17,272)
Fuel Cell	(894)	(1,263)	(2,875)	(5,277)
Nanotechnology	(253)	(449)	(956)	(1,351)
Net loss attributable to Ener1, Inc.	$(15,837)	$(9,003)	$(36,006)	$(30,553)

	September 30,	December 31,
	2009	2008
Assets:
Corporate	$29,069	$10,910
Battery	132,976	130,169
Fuel Cell	451	488
Nanotechnology	132	164
Total assets	$162,628	$141,731

We record proceeds from cost-sharing grants as a reduction of research and development expenses.  Proceeds from grants were $1,022,000 and $748,000 for the three months ended September 30, 2009 and 2008 and $3,078,000 and $3,075,000 for the nine months ended September 30, 2009 and 2008, respectively.

Based on Enertech’s foreign and domestic operations during the nine months ended September 30, 2009 additional reportable segments have been created based on geographic location.  We did not have foreign operations during the nine months ended September 30, 2008.

The following table provides geographic segment financial information (in thousands):

	Three	Nine
	Months	Months
	Ended	Ended
	September 30, 2009
Net sales:
U.S.	$5,785	$15,808
South Korea	4,758	17,420
Intersegment transfers	(2,426)	(9,382)
Total net sales	$8,117	$23,846

Net income (loss) attributable to Ener1, Inc.
U.S.	$(13,988)	$(33,255)
South Korea	(1,952)	(2,730)
Intersegment transfers	103	(21)
Net loss attributable to Ener1, Inc.	$(15,837)	$(36,006)

	September 30,	December 31,
	2009	2008
Assets:
U.S.	$101,436	$77,115
South Korea	61,192	64,616
Total assets	$162,628	$141,731

Note 13 – Commitments and Contingencies

Litigation
Ener1 may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, product liability claims, and allegations that certain of our products infringe the patent rights of other third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.  As of September 30, 2009, there were no material pending legal proceedings.

Other Commitments
In August 2009, we established the terms and conditions of the 2009 Annual Incentive Program (the “2009 Program”) to provide individuals participating in the 2009 Program the ability to earn an incentive bonus, ranging from 5% to 150% of the individual’s base salary, depending on their position at Ener1 and the achievement of certain targets with respect to Ener1’s financial results.  As of September 30, 2009, we may be committed to pay approximately $600,000 which is recorded in the accompanying financial statements.

On August 5, 2009, we were awarded a grant for $118,500,000 pursuant to the American Recovery and Reinvestment Act (“ARRA”) which is administered by the Department of Energy.  The proceeds from the grant will be used to purchase production equipment to maximize our capacity at our existing facilities and to develop and equip an additional manufacturing facility at a location to be determined.  We will be required to spend one dollar of our own funds for every incentive dollar we receive.

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

We began selling shares pursuant to the Open Market Sale Agreement in May 2009 and through September 22, 2009 we sold 5,951,032 shares for an aggregate sales price of $40,000,000, at an average price of $6.72 per share.  After deducting fees and expenses of $1,556,000, we received net proceeds of $38,444,000 from the sale of these shares.

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

Cautionary Statement Concerning Forward-Looking Statements

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

Risk Factors

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

Business Overview and 2009 Developments

We are primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power (energy storage for utilities and renewable energy such as wind and solar power in addition to battery backup systems for residential use), military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  We also conduct research and development of fuel cells and nano coating processes. In addition, our Enertech subsidiary specializes in small cell technology and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells and lithium polymer batteries and also manufactures large format cells for automotive applications.

Our goal is to become the leading United States-based developer and manufacturer of advanced, safe, high-performance lithium-ion battery systems for EVs, HEVs, and PHEVs, and for related non-automotive, stationary power and military markets.  Our intention is to supply our products to the transportation and stationary power market segments in North America, Europe and Asia and the military markets in the United States of America.  We initially plan to manufacture and assemble our batteries in our United States-based Indianapolis and Korea-based plants, and to increase EnerDel’s global production capacity of cells as required.  Ultimately, we envision a hub-and-spoke model for manufacturing and distribution, basing cell manufacturing in our Indianapolis and Korean facilities and locating pack assembly closer to our customers to reduce transportation expense.

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of our common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.  As a result, our interest in Enertech increased from 83% to 89% on a fully diluted basis.  The additional ownership interest has been accounted for as an equity transaction.

On January 7, 2009, we filed a registration statement on Form S-3 to register the resale of the shares issued in connection with the Enertech acquisition, as well as the shares issuable upon the exercise of the warrants and to register securities up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009.

On May 22, 2009, we entered into the Open Market Sale Agreement with Jefferies, pursuant to which Ener1 may offer and sell, from time to time, shares of Ener1’s common stock with an aggregate sales price of up to $40,000,000.  Sales of the shares are being executed by means of ordinary brokers’ transactions on the NASDAQ Global Market at market prices, privately negotiated transactions, crosses or block transactions.  Under the terms of the Open Market Sale Agreement, we may also sell shares to Jefferies as a principal for its own account at a price agreed upon at the time of sale.  Unless we and Jefferies agree to a lesser amount with respect to certain persons or classes of persons, the compensation to Jefferies for sales of common stock sold pursuant to the Open Market Sale Agreement will be 5.0% of the gross proceeds of the sales price per share for the first $13,500,000 of shares sold and 3.0% of the gross proceeds of the sales price per share in excess of $13,500,000.  We began selling shares pursuant to the Open Market Sale Agreement in May 2009 and through September 22, 2009 we sold 5,951,032 shares for an aggregate of $40,000,000, at an average price of $6.72 per share.  After deducting fees and expenses of $1,556,000, we received net proceeds of $38,444,000 from the sale of these shares.

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

In June 2009, we were awarded $3,300,000 cost sharing research and development contracts with the Department of Energy (the “DOE”) and the Department of Defense (the “DOD”).  These contracts will focus on the development of innovative technologies which will eliminate overcharging in lithium-ion cells to improve reliability and overall battery pack efficiency and provide lithium-ion battery packs for future combat systems.

In July 2009, we announced that we supplied our advanced battery systems to Volvo Car Corporation (“Volvo”) to power a pair of plug-in hybrid demonstration cars during the third quarter of 2009 as part of Volvo’s development program leading up to the 2012 commercial launch of its production PHEV model.  On September 17, 2009, Volvo unveiled the C30 Battery Electric Vehicle (“BEV”) prototype in Gothenburg, Sweden featuring our advanced battery system.  The BEV is custom made with an energy content of over 24 kWh, of which 22.7 kWh is used to power the car.

In July 2009, we announced that with the support of our strategic partner ITOCHU Corporation, EnerDel provided engineering support on the delivery of the first two postal service vehicles to Zero Sports, one of the conversion partners, for the electric vehicle conversion program with the Japan Postal Service.

On August 5, 2009, we were awarded a grant for $118,500,000 pursuant to the American Recovery and Reinvestment Act (“ARRA”) which is administered by the DOE.  The proceeds from the grant will be used to purchase production equipment to maximize our capacity at our existing facilities and to develop and equip an additional manufacturing facility at a location to be determined.  We will be required to spend one dollar of our own funds for every incentive dollar we receive.

In August 2009, we started a research and development program with Nissan Motor Co. of Japan to co-fund the research of a new electrolyte, a viscous liquid that serves as the essential conductive material between battery electrodes, conducted by Argonne National Laboratory outside Chicago.

In August 2009, we entered into a Securities Investment and Subscription Agreement with Think Holdings, AS, a Norwegian limited liability company (“Think Holdings”).  Think Holdings is the majority owner of Think Global AS (“Think Global”), the Norwegian electric car manufacturer and customer of EnerDel.  Ener1 has committed to purchase 10,800,000 shares of Series B Convertible Preferred Stock for approximately $18,000,000.  The investment will be made pursuant to three closings and as of September 30, 2009, Ener1 has purchased 4,340,583 shares for approximately $7,460,000.

On August 26, 2009, Ener1 entered into a Purchase and Assignment Agreement with Bzinfin to acquire approximately $3,000,000 of debt pursuant to a loan facility with Think Global and warrants to purchase 3,600,000 shares of common stock of Think Global, (the “Bridge Loan”).  As consideration, Ener1 issued 896,986 shares of Ener1 common stock, valued at approximately $5,830,000.  Ener1 has exchanged the Bridge Loan for approximately 1,800,000 shares of Think Holdings Series B Convertible Preferred Stock and warrants to purchase additional shares of Think Holdings Series B Convertible Preferred Stock.  The total number of warrants is based on a predetermined percentage of Think Holdings fully diluted share capital.

In August 2009, EnerDel entered into a Supply Agreement with Think Global to be the exclusive supplier of lithium-ion batteries to Think Global, commencing on the date of the Supply Agreement and ending six months after Think Global commences full scale production.  During the two-year period after the end of the exclusivity period, Think Global will purchase certain minimum volume percentages from EnerDel for the European and North American markets.

On September 10, 2009, we appointed Richard L. Stanley as President of our EnerDel subsidiary.  Mr. Stanley is a proven leader with 30 years global manufacturing and management experience and a distinguished record of creating new business lines. Previously, Mr. Stanley served as President of Remy, Inc., the largest division of Remy International, where he oversaw organic growth, new customer development and corporate acquisitions. At Remy, Mr. Stanley also gained experience in emerging markets and technologies working in the field of hybrid vehicle supply and has spent the past two years at ATC Technology Corporation, as President of their Drivetrain division.  Prior to serving as President, Mr. Stanley was Vice President and General Manager of Automotive Systems at Remy International. Mr. Stanley holds a B.S. in Mechanical Engineering from the Rose-Hulman Institute of Technology, and an M.S. in Manufacturing Management from Kettering University.

Ulrik Grape, CEO of EnerDel has been appointed President of Ener1 Europe.   This division is being created to meet growing demand for electric drive and battery technology among top automakers as well as other business opportunities involving energy storage applications.

Results of Operations for the Three Months ended September 30, 2009

The following information has been derived from the accompanying unaudited consolidated financial statements for the three months in the periods ended September 30, 2009 and 2008 and is presented in thousands in all tables in this discussion.  The three months ended September 30, 2009 include the operations of Enertech.  The three months ended September 30, 2008 do not include the operations of Enertech as the acquisition was not effective, for accounting purposes, until November 1, 2008.  Therefore, management has presented the results of operations separately for Ener1 and Enertech for the three months ended September 30, 2009 for proper comparison to Ener1’s results of operations for the three months ended September 30, 2008.

Net Sales, Cost of Sales and Gross Profit
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Net sales	$462	$7,655	$8,117	$39	$423	1085%
Cost of sales	-	7,693	7,693	-	-	-
Gross profit	$462	$(38)	$424	$39	$423	1085%

Ener1 revenue has increased primarily from the sale of prototype EV battery packs to European customers.

Enertech’s sales of $7,655,000 and cost of sales of $7,693,000 resulted in a negative gross profit of $38,000 for the three months ended September 30, 2009 as fixed costs of production, such as depreciation expense, are not reduced ratably with production volume.  Included in cost of sales is depreciation expense of $687,000.

Enertech’s sales have decreased approximately 33% on a pro forma basis, from $11,347,000 for the three months ended September 30, 2008 to $7,655,000 for the three months ended September 30, 2009 resulting in a gross profit decline of approximately $1,109,000 or 104%.  This revenue decline is due to an overall decline in demand for batteries due to poor worldwide economic conditions as well as the impact of foreign currency fluctuations.  The average foreign currency exchange rate of the Korean Won for the three months ended September 30, 2009 declined approximately 25% when compared to the same period in 2008.

Operating Expenses
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
General and administrative	$2,933	$1,384	$4,317	$2,400	$533	22%
Research and development, net	7,525	31	7,556	6,070	1,455	24%
Depreciation and amortization	1,063	241	1,304	261	802	307%
Total operating expenses	$11,521	$1,656	$13,177	$8,731	$2,790	32%

General and administrative:  Ener1 general and administrative expenses increased due to an increase in legal and professional fees of $403,000, of which $235,000 is for investor, government, media and public relations, and an increase in salaries and benefits of $353,000, of which $317,000 is for incentive bonuses pursuant to the 2009 Program.  These increases have been partially offset by a decrease in stock-based compensation of $232,000.

Of Enertech’s total general and administrative expenses of $1,384,000, which represents approximately 32% of the consolidated expense, $750,000 or 54% is for salary and related expenses, $222,000 or 16% is for legal and professional fees, $111,000 or 8% is for facilities related expenses and $74,000 or 5% is for travel related costs.

Research and development:  Ener1 research and development expenses increased primarily due to an increase in salaries and benefits of $1,825,000, of which $283,000 is for incentive bonuses pursuant to the 2009 Program, as well as an increase in our workforce, an increase in facilities related expenses of $235,000, and an increase in professional fees of $208,000 primarily related to legal fees and costs incurred for filing, maintaining and protection of our patents and patented technology.  These increases have been partially offset by a decrease in materials and non-capitalized equipment of $776,000 and stock-based compensation of $37,000.

We present proceeds from cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these contracts were $1,022,000 and $748,000 for the three months ended September 30, 2009 and 2008, respectively, an increase of $274,000 or 37%.

Research and development expenses for the three months ended September 30, 2009 included $6,679,000 of expenses incurred in connection with our battery business, net of $1,009,000 in proceeds, $662,000 of expenses incurred in connection with our fuel cell business, net of $13,000 in proceeds and $184,000 of expenses incurred in connection with our nano-technology business.

Depreciation and amortization: Ener1 amortization increased $346,000 related to intangible assets capitalized after the third quarter of 2008 and depreciation included in operating expenses increased $456,000 as a result of the increase in property and equipment since September 30, 2008.

Other Income and Expenses
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Interest expense	$(1,364)	$(161)	$(1,525)	$(105)	$(1,259)	1199%
Interest income	-	40	40	93	(93)	-100%
Other	26	55	81	-	26	100%
Loss on derivative liabilities	(1,485)	(2)	(1,487)	-	(1,485)	-100%
Loss on foreign currency transactions	-	(452)	(452)	-	-	-
Total other income (expenses)	$(2,823)	$(520)	$(3,343)	$(12)	$(2,811)	23425%

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to our capital lease obligations, deferred financing and debt issuance costs as well as Enertech’s bank borrowings and convertible bonds.  Of the $1,364,000 in Ener1 interest expense, $1,210,000 or 89% represents the amortization of deferred financing and debt issuance costs associated with the fair value of the warrants and the beneficial conversion feature associated with our borrowing pursuant to the LOC Agreement and the A&R LOC Agreement.

Loss on derivative liabilities:  Upon the adoption of new accounting principles, we concluded that our warrants containing down round provisions and the convertible bonds issued by our Enertech subsidiary should be treated as derivative liabilities effective January 1, 2009, which resulted in a loss on derivative liabilities for the three months ended September 30, 2009 of $1,485,000 for Ener1 and a loss on derivative liabilities of $2,000 for Enertech for the same period.

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

Results of Operations for the Nine Months ended September 30, 2009

The following information has been derived from the accompanying unaudited consolidated financial statements for the nine months in the periods ended September 30, 2009 and 2008 and is presented in thousands in all tables in this discussion.  The nine months ended September 30, 2009 include the operations of Enertech.  The nine months ended September 30, 2008 do not include the operations of Enertech as the acquisition was not effective, for accounting purposes, until November 1, 2008.  Therefore, management has presented the results of operations separately for Ener1 and Enertech for the nine months ended September 30, 2009 for proper comparison to Ener1’s results of operations for the nine months ended September 30, 2008.

Net Sales, Cost of Sales and Gross Profit
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Net sales	$1,462	$22,384	$23,846	$573	$889	155%
Cost of sales	-	20,856	20,856	-	-	-
Gross profit	$1,462	$1,528	$2,990	$573	$889	155%

Ener1 revenue has increased primarily due to the sale of prototype EV battery packs to its European customers.

Enertech’s sales of $22,384,000 and cost of sales of $20,856,000 resulted in a gross profit of $1,528,000 or 7%.  Included in cost of sales is depreciation expense of $1,820,000.

Enertech sales have decreased approximately 29% on a pro forma basis, from $31,735,000 for the nine months ended September 30, 2008 to $22,384,000 for the nine months ended September 30, 2009 resulting in a gross profit decline of approximately $2,015,000 or 57%.  This revenue decline is due to an overall decline in demand for batteries due to poor worldwide economic conditions as well as the impact of foreign currency fluctuations.  The average foreign currency exchange rate of the Korean Won for the nine months ended September 30, 2009 declined approximately 23% when compared to the same period in 2008.

Operating Expenses
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
General and administrative	$8,691	$3,984	$12,675	$7,161	$1,530	21%
Research and development, net	21,169	101	21,270	14,519	6,650	46%
Depreciation and amortization	3,077	689	3,766	559	2,518	450%
Total operating expenses	$32,937	$4,774	$37,711	$22,239	$10,698	48%

General and administrative:  Ener1 general and administrative expenses increased due to an increase in legal and professional fees of $850,000, of which $496,000 is for investor, government, media and public relations, an increase in salaries and benefits of $389,000, of which $317,000 is for incentive bonuses pursuant to the 2009 Program and an increase in stock-based compensation of $226,000.

Of Enertech’s total general and administrative expenses of $3,984,000, which represents approximately 31% of the consolidated expense, $2,081,000 or 52% is for salary and related expenses, $665,000 or 17% is for legal and professional fees, $325,000 or 8% is for facilities related expenses and $233,000 or 6% is for travel related costs.

Research and development:  Ener1 research and development expenses increased primarily due to an increase in salaries and benefits of $4,688,000, of which $283,000 is for incentive bonuses pursuant to the 2009 Program as well as the increase in our workforce, an increase in stock-based compensation of $845,000, an increase in facilities related expenses of $768,000 primarily due to rent and utilities for our Noblesville facility and an increase in professional fees of $547,000 primarily related to legal fees incurred for filing, maintaining and protection of our patents and patented technology.  These increases have been partially offset by a decrease in materials and non-capitalized equipment of $600,000.

We present proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these contracts were $3,078,000 and $3,075,000 for the periods ended September 30, 2009 and 2008, respectively, an increase of $3,000.

Research and development expenses for the period ended September 30, 2009 included $18,430,000 of expenses incurred in connection with our battery business, net of $3,022,000 in proceeds, $2,070,000 of expenses incurred in connection with our fuel cell business, net of $56,000 in proceeds, and $669,000 of expenses incurred in connection with our nano-technology business.

Depreciation and amortization:  Ener1 amortization increased $1,109,000 related to intangible assets capitalized after the third quarter of 2008 and depreciation included in operating expenses increased $1,409,000 as a result of the increases in property and equipment since September 30, 2008.

Other Income and Expenses
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Interest expense	$(3,869)	$(392)	$(4,261)	$(11,730)	$7,861	-67%
Interest income	4	113	117	341	(337)	-99%
Other	32	134	166	61	(29)	100%
Gain (loss) on derivative liabilities	2,456	(26)	2,430	3,936	(1,480)	-38%
Loss on foreign currency transactions	(11)	(73)	(84)	-	(11)	100%
Total other income (expenses)	$(1,388)	$(244)	$(1,632)	$(7,392)	$6,004	-81%

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to our capital lease obligations, deferred financing costs and debt issuance costs as well as Enertech’s bank borrowings and convertible bonds.  Cash paid for interest expense was $746,000 and $164,000 for the periods ended September 30, 2009 and 2008, respectively.  Non-cash interest expense was $3,515,000 and $11,566,000 for the periods ended September 30, 2009 and 2008, respectively.  Cash interest expense for the period ended September 30, 2009 included $330,000 for Enertech.

Of the $3,515,000 of non-cash interest expense, $3,381,000 or 96% represents the amortization of deferred financing and debt issuance costs associated with the fair value of the warrants and the beneficial conversion feature associated with our borrowings pursuant to the LOC and A&R LOC Agreements.  The estimated future straight line amortization of these deferred financing and debt issuances costs is estimated to be $937,000 for the remainder of 2009 and $2,232,000 during 2010.

The overall decrease in interest expense of $7,861,000 is primarily due to reduced principal and interest of convertible note and debenture instruments which were converted into shares of Ener1 common stock during the nine months ended September 30, 2008.

Gain (loss) on derivative liabilities:  Upon the adoption of new accounting principles, we concluded that our warrants containing down round provisions and the convertible bonds issued by our Enertech subsidiary should be treated as derivative liabilities effective January 1, 2009, which resulted in a gain on derivative liabilities for the nine months ended September 30, 2009 of $2,456,000 for Ener1 and a loss on derivative liabilities of $26,000 for Enertech for the same period.

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

Financial Condition and Liquidity

Cash Flow Summary
At September 30, 2009, we had cash and cash equivalents of $17,931,000 and restricted cash of $3,428,000.  During the nine months ended September 30, 2009, we experienced an increase in cash and cash equivalents of $6,702,000 which was provided by our financing activities which includes $38,444,000 in net proceeds from the sale of stock and $16,582,000 in proceeds from borrowings.

The following information is a summary of consolidated cash flows for Ener1 for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008	$ Change	% Change

Net loss	$(36,331)	$(29,058)	(7,273)	25%
Non-cash items	10,719	10,394	325	3%
Decrease in working capital items	(3,714)	(1,216)	(2,498)	205%
Operating activities	(29,326)	(19,880)	(9,446)	48%
Investing activities	(17,157)	(8,231)	(8,926)	108%
Financing activities	53,365	21,987	31,378	143%
Effects of exchange rates on cash and cash equivalents	(180)	(50)	(130)	100%
Net increase (decrease) in cash and cash equivalents	$6,702	$(6,174)	$12,876	-209%
Cash and cash equivalents - beginning balance	11,229	24,826	(13,597)	-121%
Cash and cash equivalents - ending balance	$17,931	$18,652	$(721)

Operating activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  During the nine months ended September 30, 2009, cash used in operations was $29,326,000, comprised of a net loss of $36,331,000, offset by non-cash items of $10,719,000 and a net decrease in certain operating assets and liabilities of $3,714,000.  Non-cash items consist primarily of depreciation and amortization, stock-based compensation and interest expense, which are partially offset by the gain on derivative liabilities.  The decrease in certain operating assets and liabilities is primarily due to the decrease in accounts payable and accrued expenses partially offset by the increase in inventory and accounts receivable.

Investing activities
Cash used in investing activities for the nine months ended September 30, 2009 was $17,157,000, compared to $8,231,000 for the nine months ended September 30, 2008.  The increase is primarily due to the investment in Think Holdings’ Series B Preferred Stock of $7,785,000 during the month of September 2009.  Purchases of property, plant and equipment increased $515,000 as we continue to upgrade and build out our manufacturing facilities in Indiana and Korea.

Financing activities
Cash provided by financing activities for the nine months ended September 30, 2009 was $53,365,000, compared to $21,987,000 for the same period ended 2008.  The variance is primarily due to an increase in proceeds from the sale of Ener1 common stock of $38,444,000 and an increase in proceeds from borrowings of $16,582,000 during the nine months ended September 30, 2008.  These increases have been partially offset by a decrease in proceeds from the exercise of options and warrants of $29,610,000 during the same period.

In May 2009, we entered into the Open Market Sale Agreement with Jefferies pursuant to which we were able to offer and sell through Jefferies, as our sales agent, from time to time, shares of our common stock with an aggregate sales price of up to $40,000,000.  We began selling shares on May 26, 2009 and through September 22, 2009 we raised net proceeds totaling $38,444,000 from our participation in the Open Market Sale Agreement.

Short term borrowings
Short term borrowings consist of the following:
		September 30,	December 31,
	Interest rate	2009	2008

Payment plan	n/a	$1,329	$-
Letters of credit	3.35% ~ 4.86%	365	1,716
Trade financing	6.24% ~ 6.98%	10,045	7,298
Line of credit	7.85%	700	400
		$12,439	$9,414

The payment plan is denominated in United States Dollars, is for purchased machinery and equipment and is scheduled to be paid in full by March 2010.  A member of the board of directors of Ener1 also serves as a member of the board of directors of the company from which we purchased this machinery and equipment.  This director abstained from the vote of the members of the board of directors of Ener1 in passing the resolution to purchase said equipment.

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at September 30, 2009 was approximately $13,519,000 of which $10,410,000 was outstanding.  The amounts are scheduled for repayment at various times throughout 2009.

The line of credit is denominated in United States Dollars and the total amount available at September 30, 2009 was $1,000,000 of which $700,000 was outstanding.  The loan is scheduled to mature in April 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the above loans.

Long term borrowings
Long term borrowings consist of the following:
		September 30,	December 31,
	Interest rate	2009	2008

Equipment loan	7.85%	$4,206	$795
		$4,206	$795

The equipment loan is denominated in Korean Won and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee the payment of this debt.

Related party borrowings
At September 30, 2009, related party borrowings consist of the following (in thousands, except warrants):

Convertible Line of Credit

Proceeds from advances	$11,750
Beneficial conversion feature, net	(2,564)
Fair value of warrants, net	(204)
Accrued interest payable at maturity	496
Balance, September 30, 2009	$9,478

Warrants issued	75,000

Fair value of warrants	$227

The convertible line of credit is denominated in United States Dollars and the total amount available at September 30, 2009 was $30,000,000 of which $11,750,000 was outstanding.  The loan is scheduled for repayment on July 1, 2010.  The holder has the right to convert $8,000,000 of principal plus unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and $3,750,000 of principal plus unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.

The estimated future straight line amortization of $2,768,000 in debt discount will be $804,000 in 2009 and $1,964,000 in 2010.

Liquidity

We continue to manage our business to develop our products and establish our manufacturing capacity at a level to attract customers while reserving the expansion of our capacity and workforce until such time as we receive firm customer orders.  In addition to our available cash on hand, sources of liquidity include committed credit lines for equipment purchases and operating expenses as well as access to the public debt and equity markets.  We continue to balance our cash and financing uses through investment in our planned operations, equipment purchases, acquisition activity and redemption of certain securities.

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

We expect to receive $6,814,000 from our active cost-sharing arrangements with the DOD, DOE and the United States Advanced Battery Consortium (“USABC”) through September 2012, which will reduce our future research and development expense.

Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions and our credit rating. In recent months, the market has experienced significant price and volume fluctuations.  To date, we have not experienced any limitations in our ability to access these sources of liquidity, although the recent upheaval experienced by the debt and equity markets may adversely affect our ability to procure future financing.

We continually monitor the financial institutions that hold our cash and cash equivalents.   The emphasis is primarily on safety of principal and secondarily on maximizing yield on those funds.

We believe we have sufficient capital to continue our planned operations for 12 months from our balance sheet date of September 30, 2009.  We plan to utilize the proceeds from our Open Market Sale Agreement and our line of credit to fund operations and the purchase of certain production equipment and manufacturing plant assets.  We continue to integrate Enertech’s operations into our existing business and it may take time before we realize the synergies and potential cost savings from this acquisition.  Enertech has adequate operational funding and also has access to facilities with several banks for short term working capital and equipment purchases.

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

Legal Matters

Refer to Note 13, Commitments and Contingencies, in “Notes to Consolidated Financial Statements,” for a discussion of legal matters as of September 30, 2009.

New Accounting Standards

Refer to Note 2, New Accounting Pronouncements, in “Notes to Consolidated Financial Statements,” for a discussion regarding new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, derivatives, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, research and development, contingencies and litigation, and share-based payments.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We have carried out an evaluation, pursuant to Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, product liability claims, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of September 30, 2009, there are no material pending legal proceedings.

Item 1A.  Risk Factors.

Refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of our risk factors.  In addition, see the following risk factors which have substantially changed since December 31, 2008.

We face several risks relating to internal control over financial reporting.
As permitted by SEC rules, we and our former independent registered public accountants excluded Enertech from our management’s report on internal control over financial reporting and their audit of our internal control over financial reporting for the year ended December 31, 2008. Our consolidated financial results include the operations of Enertech from November 1, 2008 through December 31, 2008.  Enertech’s revenue represented 83% of our consolidated net sales for the year ended December 31, 2008 and 50% of our consolidated assets at December 31, 2008.  As a result, it is possible that, as we continue to integrate Enertech into our business, we will identify internal control issues relating to Enertech’s financial reporting.  We have performed a risk assessment to establish the 2009 scope, we have begun the testing required to comply with Sarbanes Oxley, and we expect to complete our procedures in time to report results for the year end December 31, 2009.  There was no material change to our internal control over financial reporting due to the acquisition.

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

We began selling shares pursuant to the Open Market Sale Agreement in May 2009 and through September 22, 2009 we sold 5,951,032 shares for an aggregate sales price of $40,000,000.  After deducting commissions, payable to Jefferies, of $1,471,000 and expenses of $85,000, payable to unaffiliated third parties, we received net proceeds of $38,444,000 from the sale of these shares.

Item 5. Other Information.
Pursuant to Ener1’s Amended and Restated 2007 Stock Incentive Plan (the “2007 Stock Plan”), cash incentive bonuses may be awarded to executives, managers and key employees of Ener1.  On August 5, 2009, with the approval of the Board of Directors, we established the terms and conditions of the 2009 Program, which is administered by the Compensation Committee of the Board of Directors.

Individuals participating in the 2009 Program can earn a cash incentive bonus, ranging from 5% to 150% of the individual’s base salary, depending on: (i) the individual’s position at Ener1 and (ii) the achievement of certain targets with respect to Ener1’s financial results.  Our Chief Executive Officer can earn from 50% to 150% of his base salary and our two most highly compensated executive officers can earn cash bonuses from 12.5% to 37.5% of their base salary.

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

4.12
Form of Warrant to Purchase Common Stock of Ener1, dated December 9, 2004 issued to Merriman Curhan Ford & Co., incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-124745), filed May 9, 2005.

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

4.30
Form of Registration Rights Agreement among Ener1, Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007 incorporated by reference to Exhibit 4.28 to the registration statement on Form SB-2 filed on June 4, 2007.

4.31
Form of Securities Purchase Agreement among Ener1, Inc., Ener1 Group, Inc. and Enable Growth and Enable Opportunity dated May 10, 2007 incorporated by reference to Exhibit 4.29 to the registration statement on Form SB-2/A filed on September 4, 2007.

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

10.28
Ener1, Inc. Form of Option Grant Agreement under Employment Agreement with Kevin P. Fitzgerald, incorporated by reference to Exhibit 10.39 of Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-124745), filed on May 9, 2005.

10.29
Agreement between EnerDel, Inc. and EnerStruct, Inc., entered into as of April 12, 2005, incorporated by reference to Exhibit 10.40 of Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-124745), filed on May 9, 2005.

10.30
Form of Stock Option Agreement under the Registrant’s 2002 Non-Employee Director Stock Participation Plan, incorporated by reference to Exhibit 10.41 of Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-124745), filed on May 9, 2005.

10.31	Form of Director Appointment Letter, incorporated by reference to Exhibit 10.42 of Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-124745), filed on May 9, 2005.

10.32
Letter Agreement between the Registrant and Ener1 Group, Inc., dated October 15, 2004, regarding a financing commitment provided by Ener1 Group, Inc. to the Registrant, incorporated by reference to Exhibit 10.43 of Registrant’s Registration Statement on Form SB-2 (SEC File No. 333-124745), filed on May 9, 2005.

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

10.43
Tax Allocation Agreement dated May 7, 2009 by and between Ener1, Inc. and certain subsidiaries named therein, incorporated herein by reference to Exhibit 10.44 to Registrant’s Form 10-Q dated May 11, 2009.

10.44	2002 Stock Participation Plan as amended May 7, 2009, incorporated herein by reference to Exhibit 10.44 to Registrant’s Form 10-Q dated May 11, 2009.

10.45	2002 Non-Employee Director Stock Participation Plan as amended May 7, 2009, incorporated herein by reference to Exhibit 10.44 to Registrant’s Form 10-Q dated May 11, 2009.

10.46	Ener1, Inc. 2007 Stock Incentive Plan as amended May 7, 2009, incorporated herein by reference to Exhibit 10.44 to Registrant’s Form 10-Q dated May 11, 2009.

10.47
Open Market Sale Agreement dated May 22, 2009 by and between Ener1, Inc. and Jefferies & Company, Inc., incorporated herein by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated May 22, 2009.

10.48
Reimbursement Agreement dated January 1, 2009 by and between Ener1 Group, Inc. and Ener1, Inc. for the reimbursement of annual compensation for the Chief Executive Officer of Ener1, Inc., incorporated herein by reference to Exhibit 10.48 to Registrant’s Form 10-Q dated August 6, 2009.

10.49
Securities Investment and Subscription Agreement ("SISA") with Think Holdings, SA dated August 24, 2009, incorporated by reference to Exhibit 1.1 to Registrant’s Current Report on Form 8-K dated August 27, 2009.

10.50	Purchase and Assignment Agreement with Bzinfin dated August 25, 2009, incorporated by reference to Exhibit 1.2 to Registrant’s Current Report on Form 8-K dated August 27, 2009.

10.51	Supply Agreement with Think Global dated August 25, 2009, incorporated by reference to Exhibit 1.3 to Registrant’s Current Report on Form 8-K dated August 27, 2009.

10.52
Amended and Restated Line of Credit Agreement by and between Ener1, Ener1 Group and Bzinfin dated August 26, 2009, incorporated by reference to Exhibit 1.4 to Registrant’s Current Report on Form 8-K dated August 27, 2009.

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

ENER1, INC.

Dated: November 9, 2009	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 9, 2009	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)