Form 10-K/A
period 2008-12-31
ENER1 INC
filed 2010-01-19
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________
FORM 10-K/A
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

Explanatory Note

The consolidated financial statements for the years ended December 31, 2007 and 2008 and related disclosures in this Amendment No.2 to our Annual Report on Form 10-K have been restated in accordance with the changes described below.

In January 2010, Ener1 concluded that it was necessary to amend this Annual Report in order to restate its financial statements for the periods ended December 31, 2007 and 2008 to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock and (3) to separately reflect restricted cash pledged to guarantee borrowings from foreign banks.

The financial statements and other financial information included in this Amendment No. 2 to the Annual Report on Form 10-K have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the years ended December 31, 2007 and 2008. These matters have been discussed by Ener1's authorized executive officers with the Company’s independent registered public accounting firm, Malone & Bailey, PC.

In order to preserve the nature and character of the disclosures set forth in this Annual Report as originally filed, no attempt has been made in this Amendment No. 2 to modify or update the disclosures in the original Annual Report except that Ener1 has included the foregoing restatements in Part II, Item 8 and has made conforming changes to Management's Discussion and Analysis of Results of Operations and Financial Condition in Part II, Item 7 to reflect these restatements. The company also updated the financial statements for the retrospective application of new accounting standards for noncontrolling interest.

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

Corporate Developments

During 2007 and 2008, we took steps to improve our balance sheet and improve our public company profile including increasing the liquidity and trading volume of our common stock   In November 2007, we raised $29.4 million in a private placement of common stock to institutional investors.  During 2008, we converted our outstanding Debentures, Notes due to Ener1 Group and outstanding Series B Preferred Stock into Ener1 common stock, and we redeemed the Series A preferred stock for cash.  During 2008, investors in our November 2007 private placement exercised warrants resulting in new capital of $29.7 million. At December 31, 2008, our total assets and stockholders’ equity had increased to $142 million and $103 million, respectively, compared to $33 million and negative $0.5 million at December 31, 2007.

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

Other income and expenses

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Interest expense (a)	$(21,703)	$(75)	$(21,778)	$(30,216)	$8,513	-28%
Interest income	401	79	480	121	280	231%
Other	95	94	189	(14)	109	-779%
Gain (loss) on derivative liabilities	3,936	-	3,936	(11,537)	15,473	-134%
Loss on foreign currency transactions	(6)	(253)	(259)	-	(6)	100%
Total other expenses	$(17,277)	$(155)	$(17,432)	$(41,646)	$24,369	-59%

(a)	The interest expense for Ener1 for 2008 and 2007 has been restated. See Item 8. Note 3 – Restatement and Reclassification of Previously Issued Financial Statements for further details.

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

Net income (loss) attributable to noncontrolling interest

Amounts pertaining to the noncontrolling interest held by third parties in the operating results of our majority owned subsidiaries are reported as noncontrolling interest in consolidated subsidiaries.

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Noncontrolling interest	$1,248	$59	$1,307	$1,246	$2	0%

The noncontrolling interest for Ener1 of $1,248,000 and $1,246,000 for the years ended December 31, 2008 and 2007 respectively, represents the dividends and accretion on the Series A Preferred Stock of EnerDel.  The decrease of $2,000 is directly attributable to the early redemption of the EnerDel Series A Preferred stock in August 2008. The noncontrolling interest for Enertech represents the 17% of Enertech’s operating losses which is owned by the noncontrolling interest holders.

Net loss

Ener1’s net loss for the years ended December 31, 2008 and 2007 is as follows:

	2008			2007	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Net loss	$(52,299)	$(161)	$(52,460)	$(63,938)	$(11,639)	18%

The decrease in net loss of $11,639,000 or 18% is primarily attributable to the decrease in other expenses of $24,369,000, the increase in gross profit of $897,000 and the increase in minority interest of $2,000.  This net decrease of $25,264,000 has been partially offset by the increase in operating expenses of $13,625,000 for a net decrease in the net loss of $11,639,000.

Liquidity and Capital Resources

Cash Flow Summary

At December 31, 2008, we had working capital of $4,555,000 with available cash on hand of $11,229,000 and restricted cash of $2,976,000.  During the year ended December 31, 2008, we experienced a decrease in cash and cash equivalents of $13,597,000 which was funded through our cash on hand and our financing activities which was primarily from $29,700,000 in proceeds from the exercise of warrants.

The following information is a summary of consolidated cash flows for Ener1 presented in thousands:

	2008	2007	$ Change	% Change
Operating activities	$(24,121)	$(26,692)	$2,571	-10%
Investing activities	(13,775)	(495)	(13,280)	2683%
Financing activities	24,112	51,722	(27,610)	-53%
Effects of exchange rates on cash and cash equivalents	187	-	187	100%
Net (decrease) increase in cash and cash equivalents	$(13,597)	$24,535	$(38,132)	155%
Cash and cash equivalents - beginning balance	24,826	291	24,535
Cash and cash equivalents - ending balance	$11,229	$24,826	$(13,597)	-55%

Operating activities

We used $24,121,000 in cash for operating activities, comprised of a net loss of $51,153,000 offset by non-cash items of $23,492,000 and a net increase in certain operating assets and liabilities of $3,540,000.  The non-cash items consist primarily of $ 17,728,000 in accretion of discounts on debentures and notes, $2,983,000 in stock based compensation expense and $2,020,000 in depreciation and amortization, which is partially offset by the gain on derivative liabilities of $3,936,000.

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

Investing activities

Cash used in investing activities increased $13,280,000 primarily due to $14,115,000 in capital expenditures and equipment deposits and $1,121,000 in direct costs for acquisitions, partially offset by $5,028,000 in cash received in the acquisition of Enertech.  As of December 31, 2008, we have incurred $21,324,000 in purchases for plant and equipment comprised of $10,713,000 in capital expenditures, $3,402,000 in equipment deposits and $7,209,000 (non-cash) in leased equipment pursuant to capital leases.

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

As discussed in Note 3 to the financial statements, the Company has restated its 2007 and 2008 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated January 19, 2010 , expressed an adverse opinion.

/s/  MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

March 12, 2009, except for Notes 3, 4, 11, 14, 15 and 19, which are as of January 19, 2010.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•
Management has determined that the Company did not maintain effective controls over the accounting for its 2004 and 2005 Debentures and Series A Redeemable Preferred Stock. Specifically, the Company did not timely identify an incorrect accounting treatment of the unamortized discount on its 2004 and 2005 Debentures when these debentures were converted into common stock. Previously, they did not also correctly calculate the amortization expense on its deferred financing costs and the debt discount on its 2004 and 2005 Debentures and Series A Redeemable Preferred Stock.

The above material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal year 2008 consolidated financial statements and this report does not affect our report dated March 12, 2009, and as updated on January 19, 2010, on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows of the Company and our report dated March 12, 2009, and as updated on January 19, 2010, expressed an unqualified opinion.

/s/  MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

January 19, 2010

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,	December 31,
	2008 (Restated)	2007 (Restated)
ASSETS
Current assets
Cash and cash equivalents	$11,229	$24,826
Restricted cash	2,976	-
Accounts receivable, net of allowance for doubtful accounts of $915 and $0	7,006	102
Inventory, net of allowance for obsolescence of $483 and $0	10,202	-
Prepaid expenses and other current assets	1,199	702
Total current assets	32,612	25,630

Property and equipment, net of accumulated depreciation of $2,728 and $1,255	39,513	4,287
Deferred financing costs, net of amortization of $0 and $4,152	5,088	2,279
Intangible assets, net of accumulated amortization of $568,000 and $0	15,246	-
Goodwill	48,674	-
Other	598	549
Total assets	$141,731	$32,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$16,322	$3,799
Accrued income taxes payable	318	-
Short term borrowings	9,414	315
Capital lease obligations, current portion	2,003	-
Derivative liabilities	-	10,144
Total current liabilities	28,057	14,258

Other long-term payables	1,093	-
Deferred income tax liabilities	397	-
Long term borrowings	795	-
Capital lease obligations, less current portion	4,580	-
Convertible bonds	396	-
Convertible notes, net of discount of $0 and $5,250, related party	-	8,315
2004 convertible debentures, net of discount of $0 and $7,778	-	1,856
2005 convertible debentures, net of discount of $0 and $1,094	-	987
Total liabilities	35,318	25,416
Redeemable preferred stock
EnerDel, Inc. Series A Preferred, $0.01 par value, 500,000 shares authorized, liquidation preference $8,000. Shares issued and
outstanding; -0- and 8,000	-	7,822

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 175,714,286 shares authorized,
113,074,478 and 92,597,178 issued and outstanding (1)	1,132	926
Paid in capital	397,080	244,195
Accumulated deficit	(296,826)	(245,614)
Accumulated other comprehensive income	1,510	-
Total Ener1, Inc. stockholders' equity (deficit)	102,896	(493)
Noncontrolling interest	3,517	-
Total stockholders' equity (deficit)	106,413	(493)
Total liabilities and stockholders' equity (deficit)	$141,731	$32,745

(1)	The shares of common stock authorized, issued and outstanding have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2008 (Restated)	2007 (Restated)
Net sales	$6,848	$280
Cost of sales	4,661	-
Gross profit	2,187	280

Operating expenses:
General and administrative	11,578	8,265
Research and development, net of proceeds from grants of $3,835 and $910	22,902	11,948
Warrant modification expense	-	583
Depreciation and amortization	1,612	530
Total operating expenses	36,092	21,326
Loss from operations	(33,905)	(21,046)

Other income (expense):
Interest expense	(21,778)	(30,216)
Interest income	480	121
Equity in loss of EnerStruct, Inc.	-	(40)
Other	189	26
Gain (loss) on derivative liabilities	3,936	(11,537)
Loss on foreign currency transactions	(259)	-
Total other expenses	(17,432)	(41,646)

Loss before income taxes	(51,337)	(62,692)
Income tax benefit	(184)	-
Net loss before minority interest	(51,153)	(62,692)
Net income (loss) attributable to noncontrolling interest	1,307	1,246
Net loss attributable to Ener1, Inc.	(52,460)	(63,938)
Preferred stock dividends	-	(10,227)
Net loss attributable
to common shareholders	$(52,460)	$(74,165)

Net loss per share:
basic and diluted	$(0.51)	$(1.02)

Weighted average shares outstanding:
basic and diluted (1)	103,382	72,922

(1)	Share and per share data for the year ended December 31, 2007 has been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2008
(In thousand except share data)

				Accumulated			Total
				Other			Stockholders'
	Common Stock		Paid In	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares (1)	Amount	Capital	Income (Loss)	Deficit	Interest	(Deficit)
Balance December 31, 2006 (Restated)	59,623,153	$596	$141,085	$-	$(182,922)		$(41,241)

Employee stock options exercised	14,286	-	-	-	-		-
Shares issued in payment of services	331,207	3	587	-	-		590
Stock-based compensation expense	-	-	1,365	-	-		1,365
Accretion of discount on preferred stock	-	-	(783)	-	-		(783)
Accrued dividends on preferred stock	-	-	(1,066)	-	-		(1,066)
Warrants exercised by Ener1 Group	5,929,007	59	9,847	-	-		9,906
Shares purchased by Ener1 Group	6,057,688	61	12,660	-	-		12,721
Shares purchased by investors in private placement	9,142,857	91	29,314	-	-		29,405
Warrant modification expense	-	-	583	-	-		583
Warrants issued to UTE	-	-	18	-	-		18
Warrants issued to related party in connection
with debt placement services	-	-	3,236	-	-		3,236
Shares issued in connection with EnerStruct	533,333	5	928	-	-		933
Shares issued for senior debenture conversions	4,304,006	43	22,167	-	-		22,210
Reduction in derivative liability related to conversions of
senior debentures	-	-	8,556	-	-		8,556
Shares issued for Series B preferred stock conversions	6,661,641	68	8,566	-	-		8,634
Deemed preferred stock dividends	-	-	8,378	-	-		8,378
Net loss (including preferred dividends payable to minority
interest owner charged to paid in capital)	-	-	(1,246)	-	(62,692)	-	(63,938)
Balance December 31, 2007 (Restated)	92,597,178	$926	$244,195	$-	$(245,614)	-	$(493)

Comprehensive loss:
Net loss (including preferred dividends payable to
minority interest owner charged to paid in capital)	-	-	$(1,248)	-	(51,212)	59	(52,401)
Translation adjustment	-	-	-	1,510	-	91	1,601
Total comprehensive loss						150	(50,800)
Shares issued for exercise of options and warrants	6,326,839	63	30,917	-	-		30,980
Shares issued for debt origination costs	55,700	1	385	-	-		386
Shares issued for payment of services	24,243	-	200	-	-		200
Shares issued for conversions of senior debentures	2,257,741	23	12,068	-	-		12,091
Shares issued for conversions of Ener1 Group
convertible notes	3,955,634	40	13,805	-	-		13,845
Shares issued for acquisition of Enertech	5,000,000	50	36,775	-	-	3,367	40,192
Warrants issued for acquisition of Enertech	-	-	8,781	-	-		8,781
Shares issued for acquisition of remaining 19.5% interest in EnerDel	2,857,143	29	31,564	-	-		31,593
Reduction in derivative liability related to
conversion of senior debentures	-	-	6,208	-	-		6,208
Intrinsic value of beneficial conversion feature for
Ener1 Group convertible notes	-	-	3,608	-	-		3,608
Warrants issued to related party in connection
with inducement to convert debt	-	-	680	-	-		680
Warrants issued to related party for commitment fee
for revolving line of credit facility	-	-	5,088	-	-		5,088
Redemption of EnerDel Series A Preferred Stock	-	-	1,070	-	-		1,070
Stock-based compensation expense	-	-	2,984	-	-		2,984
Balance December 31, 2008 (Restated)	113,074,478	$1,132	$397,080	$1,510	$(296,826)	3,517	$106,413

(1)	The shares of common stock issued and outstanding as of December 31, 2006 and 2007 has been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

See notes to consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007
	(Restated)	(Restated)
Operating activities:
Net loss	$(51,153)	$(62,692)
Adjustments to reconcile net loss to cash used in operating activities:
(Gain) loss on derivative liabilities	(3,936)	11,537
Non-cash accretion of discounts on debentures and notes	17,728	21,543
Non-cash interest expense related to financing costs	2,398	1,675
Non-cash interest expense related to convertible notes and advances
from related party	279	1,237
Non-cash inducement for debt conversions and equity investments	883	583
Depreciation and amortization	2,020	530
Stock-based compensation expense	2,983	1,684
Shares issued in connection with EnerStruct	-	933
Loss on foreign currency transactions, net	259	-
Other non-cash expenses	878	50
Changes in certain operating assets and liabilities:
Accounts receivable	(1,222)	50
Inventory	(1,050)	-
Accounts payable and accrued expenses	5,405	(1,710)
Interest payable	-	(1,300)
Changes in current assets, liabilities and other, net	407	(812)
Net cash used in operating activities	(24,121)	(26,692)

Investing activities:
Capital expenditures and equipment deposits	(14,115)	(569)
Cash paid for acquisition of remaining 19.5% interest in EnerDel	(600)	-
Cash received in acquisition of Enertech	5,028	-
Direct costs for acquisitions	(1,121)	-
Restricted cash	(2,976)	-
Cash proceeds from sale of assets	9	74
Net cash used in investing activities	(13,775)	(495)

Financing activities:
Proceeds from borrowings, net of costs	1,802	5,177
Proceeds from exercise of options and warrants	30,980	5,206
Proceeds ($12,721 from related party) from sale of stock , net of costs	-	42,126
Redemption of EnerDel Series A Preferred Stock	(8,000)	-
Repayments of capital leases	(355)	-
Repayment of notes payable and bank installment loan	(315)	(787)
Net cash provided by financing activities	24,112	51,722

Effect of exchange rate changes on cash and cash equivalents	187	-
Net (decrease) increase in cash and equivalents	(13,597)	24,535
Cash and cash equivalents - beginning balance	24,826	291
Cash and cash equivalents - ending balance	$11,229	$24,826

Cash paid during the year for:
Interest	$421	$7,062
Income taxes	2	-

See notes to consolidated financial statements.

Supplemental Disclosure of Noncash Investing and Financing Activities

Non-cash investing and financing activities:
Shares issued for conversion of senior debentures	$11,715	$22,210
Shares issued for conversion of senior debentures interest	174	-
Reduction in derivative liability related to conversion of senior debentures	6,208	8,556

Shares issued for conversion of convertible notes	11,960	-
Shares issued for conversion of convertible notes interest	1,885	-
Beneficial conversion value related to conversion of convertible notes	3,608	-
Warrants issued in connection with the commitment of related party debt	5,088	3,236

Shares issued for acquisition of Enertech	36,825	-
Warrants issued for acquisition of Enertech	8,781	-
Transaction costs related to the acquisition of Enertech	655
Shares issued for acquisition of 19.5% interest in EnerDel	22,429	-
Warrant modification for acquisition of 19.5% interest in EnerDel	195	-
Reduction in accounts payable in connection with acquisition of minority interest	163	-

Borrowings pursuant to capital lease obligations	7,209	-
Shares issued for capital lease obligations	385	-

Redemption of EnerDel Series A Preferred Stock	1,071	-

Shares issued for Series B preferred stock conversions	-	8,634
Accrued dividends on preferred stock	-	(1,066)
Deemed preferred stock dividends	-	8,378
Accretion of discounts on preferred stock	-	(783)

Cashless exercise of options and warrants	-	1
Notes payable issued for settlement of leasehold	-	509
Warrants issued for settlement of leasehold	-	18
Notes payable issued for purchased research and development	-	370
Reduction of accounts payable for stock and notes payable	-	429
Reduction of advances for exercise of warrants	-	4,700

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

•
EnerDel, located in Indianapolis, Indiana, develops lithium-ion batteries for automotive, military and other industrial uses.  EnerDel was formed in October 2004 when Ener1 combined its lithium-ion battery assets with assets of Delphi Automotive Systems, LLC and Delphi Technologies, Inc. (collectively referred to herein as “Delphi”) into a newly organized corporation, in which Ener1 received an 80.5% ownership interest and Delphi received the remaining 19.5% ownership interest.  In August 2008, Ener1 acquired the remaining 19.5% interest in EnerDel.  See further discussion in Note 4 – Acquisitions.

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

Note 3 – Restatement of Previously Issued Financial Statements

Summary of Restatement Items

On January 15, 2010, Ener1 concluded that it was necessary to restate its financial results for the fiscal years ended December 31, 2007 and 2008 to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock and (3) to separately reflect the restricted cash pledged to guarantee borrowings from foreign banks.

The Company originally recorded the unamortized discount, upon conversion, associated with the 2004 Debentures and 2005 Debentures as additional paid in capital.  The 2007 and 2008 financial statements were restated to reclassify the unamortized discount to interest expense.  In addition, the Company used an effective interest rate that resulted in an overstatement of amortization of the deferred financing costs and debt discount for the 2004 Debentures, 2005 Debentures and Series A Preferred Stock. The 2007 and 2008 financial statements have been restated to reflect the correct interest expense and net income attributable to noncontrolling interest. Also, the Company did not separately reflect restricted cash pledged to guarantee borrowings from foreign banks.

The accompanying financial statements for the years ended December 31, 2008 and 2007 have been restated to effect the changes described above and the retrospective application of new accounting standards for noncontrolling interest. The impact of the adjustments related to the accounting for the unamortized debt discount, deferred financing costs and discount accretion as well as to separately reflect restricted cash are summarized below (the following tables compare specific line items from the financial statements for the years ended December 31, 2007 and 2008 with the same line items from the financial statements for the corresponding years ended December 31, 2007 and 2008 as previously reported by the Company on March 12, 2009):

Consolidated Statement of Operations Impact (in thousands except per share data)

	Year Ended December 31, 2007
	As previously
	reported	Adjustments		As restated
Net sales	$280	$		$280
Cost of sales	-			-
Gross profit	280	-		280

Operating expenses:
General and administrative	8,265			8,265
Research and development, net	11,948			11,948
Warrant modification expense	583			583
Depreciation and amortization	530			530
Total operating expenses	21,326	-		21,326
Loss from operations	(21,046)	-		(21,046)

Other income (expense):
Interest expense	(17,233)	(12,983	) (a)	(30,216)
Interest income	121			121
Equity in loss of EnerStruct, Inc.	(40)			(40)
Other	26			26
Gain (loss) on derivative liabilities	(11,537)			(11,537)
Total other expenses	(28,663)	(12,983)		(41,646)

Loss before income taxes	(49,709)	(12,983)		(62,692)
Income tax benefit	-			-
Net loss	(49,709)	(12,983)		(62,692)
Net income (loss) attributable to noncontrolling interest	2,001	(755	) (b)	1,246
Net loss attributable to Ener1, Inc.	(51,710)	(12,228)		(63,938)
Preferred stock dividends	(10,227)			(10,227)
Net loss attributable to common shareholders of Ener1, Inc.	$(61,937)	$(12,228)		$(74,165)

Net loss per share:
basic and diluted	$(0.85)			$(1.02)

Weighted average shares outstanding:
basic and diluted (1)	72,922			72,922

(1)	Share and per share data for the year ended December 31, 2007 has been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

(a)
To record interest expense of $13,535,000 for the 2004 Debentures and 2005 Debentures unamortized  discount previously calculated incorrectly and improperly recorded to additional paid in capital. To reduce interest expense by $552,000 to correct the amortization of deferred financing costs.

(b)	Adjustment to accretion discount on Series A Preferred Stock previously calculated incorrectly .

Consolidated Statement of Operations Impact (in thousands except per share data)

	Year Ended December 31, 2008
	As previously
	reported	Adjustments		As restated
Net sales	$6,848	$		$6,848
Cost of sales	4,661			4,661
Gross profit	2,187	-		2,187

Operating expenses:
General and administrative	11,578			11,578
Research and development, net	22,902			22,902
Depreciation and amortization	1,612			1,612
Total operating expenses	36,092	-		36,092
Loss from operations	(33,905)	-		(33,905)

Other income (expense):
Interest expense	(12,026)	(9,752	) (a)	(21,778)
Interest income	480			480
Other	189			189
Gain (loss) on derivative liabilities	3,936			3,936
Loss on foreign currency transactions	(259)			(259)
Total other expenses	(7,680)	(9,752)		(17,432)

Loss before income taxes	(41,585)	(9,752)		(51,337)
Income tax benefit	(184)			(184)
Net loss	(41,401)	(9,752)		(51,153)
Net income (loss) attributable to noncontrolling interest	1,554	(247	) (b)	1,307
Net loss attributable to Ener1, Inc.	$(42,955)	$(9,505)		$(52,460)

Net loss per share attributable to Ener1, Inc.:
basic and diluted	$(0.42)			$(0.51)

Weighted average shares outstanding for Ener1, Inc.:
basic and diluted	103,382			103,382

(a)
To record interest expense of $8,308,000 for the 2004 Debentures and 2005 Debentures unamortized discount previously calculated incorrectly and improperly recorded to additional paid in capital. To record interest expense of $1,444,000 to correct the amortization of deferred financing costs.

(b)	Adjustment to accretion discount on Series A Preferred Stock previously calculated incorrectly.

Balance Sheet Impact

In addition to the effects on Ener1's 2008 and 2007 consolidated statement of operations discussed above, the restatement impacted Ener1's consolidated balance sheet as of December 31, 2008 and 2007. The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2007 as compared to the consolidated balance sheet as of December 31, 2007 as previously reported on March 12, 2008:

(dollars in thousands)

	December 31, 2007
	As previously
	reported	Adjustments		As restated
ASSETS
Current assets
Cash and cash equivalents	$24,826	$		$24,826
Accounts receivable	102			102
Prepaid expenses and other current assets	702			702
Total current assets	25,630	-		25,630

Property and equipment, net of accumulated depreciation of $1,255	4,287			4,287
Deferred financing costs, net of amortization of $5,596 and $4,152, respectively	835	1,444	(a)	2,279
Other	549			549
Total assets	$31,301	$1,444		$32,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$3,799	$		$3,799
Short term borrowings	315			315
Derivative liabilities	10,144			10,144
Total current liabilities	14,258	-		14,258

Convertible notes, net of discount of $5,250, related party	8,315			8,315
2004 convertible debentures, net of discount of $3,597 and $7,778, respectively	6,037	(4,181	) (b)	1,856
2005 convertible debentures, net of discount of $940 and $1,094, respectively	1,141	(154	) (b)	987
Total liabilities	29,751	(4,335)		25,416
Redeemable preferred stock
EnerDel, Inc. Series A Preferred, $0.01 par value, 500,000 shares authorized, liquidation preference $8,000. Shares issued and
outstanding; 8,000	8,577	(755	) (c)	7,822

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 175,714,286 shares authorized,
92,597,178 issued and outstanding (1)	926			926
Paid in capital	233,700	10,495	(d)	244,195
Accumulated deficit	(241,653)	(3,961	) (e)	(245,614)
Total stockholders' equity (deficit)	(7,027)	6,534		(493)
Total liabilities and stockholders' equity (deficit)	$31,301	$1,444		$32,745

(1)	The shares of common stock authorized, issued and outstanding have been adjusted to reflect a 1 for 7 reverse stock split effective April 24, 2008.

(a)	To correct amortization of deferred financing costs on 2004 Debentures and 2005 Debentures.
(b)	To correct accretion of discount on 2004 Debentures and 2005 Debentures.
(c)	To correct accretion of discount on Series A Preferred Stock.
(d)	To correct the accounting for conversions of 2004 Debentures and 2005 Debentures.
(e)	To adjust opening retained earnings for $9,022,000 and to reflect aggregate effect of income statement adjustments of $12,983,000.

The following sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of December 31, 2008 as compared to the consolidated balance sheet as of December 31, 2008 previously reported on March 12, 2009:

	December 31, 2008
	As previously
	reported	Adjustments			As restated
ASSETS
Current assets
Cash and cash equivalents	$14,205		$(2,976	) (d)	$11,229
Restricted cash	-		2,976	(d)	2,976
Accounts receivable, net of allowance for doubtful accounts of $915	7,006				7,006
Inventory, net of allowance for obsolescence of $483	10,202				10,202
Prepaid expenses and other current assets	1,199				1,199
Total current assets	32,612		-		32,612

Property and equipment, net of accumulated depreciation of $2,728	39,513				39,513
Deferred financing costs	5,088				5,088
Intangible assets, net of accumulated amortization of $568,000	15,246				15,246
Goodwill	48,674				48,674
Other	598				598
Total assets	$141,731		$-		$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$16,322	$			$16,322
Accrued income taxes payable	318				318
Short term borrowings	9,414				9,414
Capital lease obligations, current portion	2,003				2,003
Total current liabilities	28,057		-		28,057

Other long-term payables	1,093				1,093
Deferred income tax liabilities	397				397
Long term borrowings	795				795
Capital lease obligations, less current portion	4,580				4,580
Convertible bonds	396				396
Total liabilities	35,318		-		35,318

Noncontrolling interest	3,517		(3,517)	(c)	-

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.01 par value, 175,714,286 shares authorized,
113,074,478 shares issued and outstanding	1,132				1,132
Paid in capital	383,367		13,713	(a)	397,080
Accumulated other comprehensive income	1,510				1,510
Accumulated deficit	(283,113)		(13,713	) (b)	(296,827)
Total Ener1, Inc. stockholders' equity	102,896		-		102,896
Noncontrolling interest	-		3,517	(c)	3,517
Total stockholders' equity	102,896		3,517		106,413
Total liabilities and stockholders' equity	$141,731		$-		$141,731

(a)	To correct the accounting for conversions of 2004 Debentures and 2005 Debentures.
(b)	To adjust opening retained earnings for $3,961,000 and to reflect aggregate effect of income statement adjustments of $9,752,000.
(c)	To reflect the retrospective application of new accounting standards for noncontrolling interest.
(d)	To reflect restricted cash pledged to guarantee borrowings from foreign banks.

Note 4 – Acquisitions

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

The unaudited condensed combined pro forma results were as follows:

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Year Ended December 31, 2008
(In thousands, except share data)

	Historical Ener1 Year Ended December 31, 2008 (Restated)	Historical Enertech Ten Months Ended October 31, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined (Restated)

Net sales	$6,848	$35,600	$(2,721)	(a)	$39,727
Cost of sales	4,661	30,912			35,573
Gross profit	2,187	4,688	(2,721)		4,154
Operating expense	36,092	4,633	(2,191)	(a), (b)	38,534
Total other expenses	(17,432)	(3,969)	(667)	(c )	(22,068)
Income tax expense (benefit)	(184)	271			87
Net income (loss)	(51,153)	(4,185)	(1,197)		(56,535)
Net income (loss) attributable to noncontrolling interest	1,307	-	(915)	(d)	392
Net income (loss) attributable to Ener1, Inc.	$(52,460)	$(4,185)	$(282)		$(56,927)
Preferred stock dividends	-	-			-
Net loss attributable to common shareholders of Ener1, Inc.	$(52,460)	$(4,185)	$(282)		$(56,927)

Weighted average shares outstanding	103,382		5,000	(e)	108,382

Net income (loss) per share-basic and diluted	$(0.51)				$(0.53)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets for ten months. Two months are included in the historical Ener1 total.
(c)	Increase to interest and discount expense relating to convertible bonds for ten months. Two months are included in the historical Ener1 total.
(d)	Minority interest reflects an adjustment to the allocable portion of pro forma income (loss) before majority interest in Enertech.
(e)	Adjustment to record the weighted average impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

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

The unaudited condensed combined pro forma results were as follows:

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Year Ended December 31, 2007
(In thousands, except share data)

	Historical Ener1 Year Ended December 31, 2007 (Restated)	Historical Enertech Year Ended December 31, 2007	Pro Forma Adjustments		Pro Forma Condensed Combined (Restated)

Net sales	$280	$58,418	$(288)	(a)	$58,410
Cost of sales	-	49,147	-		49,147
Gross profit	280	9,271	(288)		9,263
Operating expense	21,326	6,006	461	(a), (b)	27,793
Total other expenses	(41,646)	(1,027)	1,537	(c )	(41,136)
Income taxes	-	(167)	-		(167)
Net income (loss)	(62,692)	2,071	788		(59,833)
Net income (loss) attributable to noncontrolling interest	1,246	43	486	(d)	1,775
Net income (loss) attributable to Ener1, Inc.	$(63,938)	$2,028	$302		$(61,608)
Preferred stock dividends	(10,227)	-	-		(10,227)
Net income (loss) attributable to common shareholders of Ener1, Inc.	$(74,165)	$2,028	$302		$(71,835)

Weighted average shares outstanding	72,922		5,000	(e)	77,922

Net income (loss) per share-basic and diluted	$(1.02)				$(0.92)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Minority interest reflects an adjustment to the allocable portion of pro forma income before majority interest in Enertech.
(e)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

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

Note 5 – Earnings per Share

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

Note 6 – Property and Equipment

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

Note 7 – Intangible Assets

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

Note 8 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Accounts payable	$12,825	$2,002
Accrued compensation and benefits	1,194	775
Accrued registration delay expense	679	679
Accrued professional fees	573	163
Customer advances	561	99
Accrued other	490	81
Total accounts payable and accrued expenses	$16,322	$3,799

Note 9 – Short Term and Long Term Borrowings

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

Note 10 – Capital Leases

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

At December 31, 2008, Ener1 is obligated under nine separate leases pursuant to the master equipment lease agreement for certain machinery and production equipment totaling $7,209,000, which includes the bargain purchase option that management intends to exercise at the end of the lease terms.  Ener1 has the option to purchase the equipment at the end of the lease at fair market value or 10% of the original cost, whichever is lower, which management deems to be a bargain.  Each lease bears interest at a rate of 10% with a three year term.  Assets under these capital leases are recorded as part of property and equipment in the accompanying balance sheet.  Future minimum lease payments over the life of these leases are $7,783,000, of which $930,000 represents interest.  See Note 20 - Commitments and Contingencies or future minimum lease payments required under capital leases.

Note 11 – Income Taxes

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

The deferred tax assets include approximately $17,000,000 of net operating loss carryforwards in existence in January 2002, the use of which is limited due to the change in ownership that occurred in January 2002.

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

Ener1 has net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $187,388,000 and $147,000,000 at December 31, 2008 and 2007, respectively. The federal NOL carryforwards will begin to expire in 2018 and certain state NOL carryforwards will begin to expire in 2011.  The Federal NOL carryforward includes $50,677,000 of carryforwards in existence at the time of change in ownership in January 2002 which is subject to substantial restrictions and may only be utilized to offset approximately $40,000 of annual taxable income, as well as any unrealized appreciation on assets existing at the time of the ownership change.

Our effective income tax rate differs from the statutory federal rate of 35% as follows:

	2008	2007

Statutory rate applied to income before taxes	35.0%	35.0%
Non-taxable items:
Derivative income	-2.7%	6.4%
Accretion of discounts	12.1%	12.0%
Other	0.1%	0.1%
State income tax net of federal tax benefit	3.3%	3.3%
Foreign income tax benefit at different rate	0.4%	-
Increase in valuation allowance	-48.6%	-56.8%
Total income tax provision	-0.4%	0.0%

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

Note 12 – Derivatives

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

Note 13 – Convertible Bonds, Convertible Debentures and Convertible Bonds

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

Note 14 – Redeemable Preferred Stock

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

In August 2008, in connection with the purchase of the remaining 19.5% interest in EnerDel, the Series A Preferred Stock was redeemed from Delphi for $8,000,000 in cash and a gain on early extinguishment of $1,071,000 was recorded to paid in capital in accordance with EITF 86-32, Early Extinguishment of a Subsidiary’s Mandatorily Redeemable Preferred Stock, as the redemption feature was not solely within the control of Ener1 or Delphi.  The gain was calculated as the difference between the carrying amount of the Series A Preferred Stock of $9,071,000 and the cash paid for redemption of $8,000,000.  Upon payment of the $8,000,000, all accrued and unpaid dividends on the Series A Preferred Stock were deemed to be paid in full .

The following are the components of Series A Preferred Stock as of August 12, 2008 (redemption date) and December 31, 2007 (in thousands):

Face value	$8,000
Less initial fair value of warrant derivative	(4,620)
Less initial fair value of conversion option	(1,183)
Fair value at date of issue	2,197
Accumulated accretion of discounts	4,358
Cumulative dividends	2,516
Carrying value	$9,071

Carrying value as of August 12, 2008	$9,071
Cash paid for redemption	8,000
Gain on early redemption	$1,071

Note 15 – Minority Interest and Investment in Subsidiaries

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

Investment in EnerDel
In 2004, at the initial date of capitalization, Ener1 received an 80.5% equity ownership interest in EnerDel.  The consolidated financial statements include 100% of the assets and liabilities of EnerDel, and the ownership interest of Delphi, the noncontrolling investor, was originally recorded as a noncontrolling interest. The consolidated statement of operations includes 100% of the operations of EnerDel, and the noncontrolling interest equal to 19.5% of EnerDel’s operating losses and 100% of the dividends on the Series A Preferred Stock, which is owned by Delphi, was reflected in noncontrolling interest in consolidated subsidiaries.

The noncontrolling interest balance sheet amount was reduced to zero during 2005 as a result of EnerDel’s cumulative losses, and no additional noncontrolling interest in income or losses has been recorded.  Noncontrolling interest in consolidated subsidiaries was reduced by the dividends and accretion on the Series A Preferred Stock in the amount of $1,248,000 and $1,246,000 for the years ended December 31, 2008 and 2007, respectively.

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

Note 16 – Related Party Transactions

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

Note 17 – Stock Based Compensation

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

Note 18 - Warrants

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

Note 19 - Segments

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

The following table provides segment financial information (in thousands):

	2008 Restated	2007 Restated
Net sales:
Corporate	$85	$-
Battery	6,730	101
Fuel Cell	33	179
Total net sales	$6,848	$280

Interest expense:
Corporate	$21,778	$30,216

Depreciation and amortization expense:
Corporate	$219	$116
Battery	1,730	375
Fuel Cell	53	27
Nanotechnology	18	11
Total depreciation and amortization expense	$2,020	$530

Net loss attributable to Ener1, Inc.:
Corporate	$(16,159)	$(34,255)
Battery	(27,943)	(20,014)
Fuel Cell	(6,587)	(7,132)
Nanotechnology	(1,771)	(2,537)
Total net loss attributable to Ener1, Inc.	$(52,460)	$(63,938)

Corporate allocations:
Corporate	$(11,987)	$(17,814)
Battery	8,800	11,958
Fuel Cell	2,570	4,315
Nanotechnology	617	1,541
Net income (loss)	$-	$-

Assets:
Corporate	$10,910	$27,534
Battery	130,169	4,665
Fuel Cell	488	497
Nanotechnology	164	49
Total assets	$141,731	$32,745

Capital expenditures:
Corporate	$221	$10
Battery	17,516	398
Fuel Cell	113	158
Nanotechnology	103	3
Total capital expenditures	$17,953	$569

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

Based on Enertech’s foreign and domestic operations additional reportable segments have been created based on geographic location.  The following table provides Ener1’s geographic segment financial information (in thousands):

2008 Restated
Net sales:
U.S.	$4,877
South Korea	5,544
Intersegment transfers	(3,573)
Total net sales	$6,848

Interest expense:
U.S.	$21,708
South Korea	70
Total interest expense	$21,778

Depreciation and amortization expense:
U.S.	$1,489
South Korea	531
Total depreciation and amortization expense	$2,020

Net loss:
U.S.	$(52,710)
South Korea	638
Intersegment transfers	(388)
Net loss before minority interest	$(52,460)

Assets:
U.S.	$77,114
South Korea	64,617
Total assets	$141,731

Note 20 – Commitments and Contingencies

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

Note 21 – Subsequent Events

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on their evaluation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)), our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, such disclosure controls and procedures were not effective due to the identification of incorrect accounting treatment of the unamortized discount on convertible bonds when converted to common stock.

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

Pursuant to Exchange Act Rules 13a-15(c) and 15d-15(c), management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was not effective as of December 31, 2008 due to the identification of incorrect accounting treatment of the unamortized discount on the 2004 and 2005 Debentures when these Debentures were converted to common stock. Also, the Company did not correctly calculate the amortization expense on its deferred financing costs and the debt discounts on its 2004 and 2005 Debentures and Series A Redeemable Preferred Stock.

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

Elliot Fuhr has been a director of our company since January 2008.  Mr. Fuhr serves on the Audit Committee of the Board of Directors as well as the Nomination and Governance Committee and the Compensation Committee.  As a Senior Managing Director at FTI Consulting, Inc. since August 2002, Mr. Fuhr specializes in assisting senior management and boards of directors in the areas of performance improvement, financial and operational restructuring, mergers and acquisitions, divestitures, business planning and rapid implementation projects.  He has broad industry experience including engagements with automotive, apparel, retail, technology, manufacturing, services, chemical, and oil and gas companies. Mr. Fuhr has led or is leading several FTI firm-wide initiatives, including Business Quality, Learning and Education, Business Performance Improvement and Key Client programs. He has over 24 years of experience in consulting and restructuring businesses. Mr. Fuhr was previously a partner at PricewaterhouseCoopers LLP in the Business Recovery Services division and had several chemical engineering positions at Exxon.

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

ENER1, INC.

Dated: January 19, 2010	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Gassenheimer	Chief Executive Officer, Chairman	January 19, 2010
Charles Gassenheimer	(Principal Executive Officer)

President, Director
Peter Novak

/s/ Gerard A. Herlihy	Chief Financial Officer	January 19, 2010
Gerard A. Herlihy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth Baker	Director	January 19, 2010
Kenneth Baker

/s/ Marshall Cogan	Director	January 19, 2010
Marshall Cogan

/s/ Mark D’Anastasio	Director	January 19, 2010
Mark D’Anastasio

/s/ Elliot Fuhr	Director	January 19, 2010
Elliot Fuhr

/s/ Karl Gruns	Director	January 19, 2010
Karl Gruns

Director
Ludovico Manfredi

Director
Thomas Snyder