Form 10-Q/A
period 2009-03-31
ENER1 INC
filed 2010-01-19
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Explanatory Note

The consolidated financial statements for the three months ended March 31, 2008 and 2009 and related disclosures in this Amendment No.1 to our Quarterly Report on Form I0-Q have been restated in accordance with the changes described below.

In January 2010, Ener1 concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the periods ended March 31, 2008 and 2009 to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock, (3) reflect the inclusion of gain on derivative liability in the calculation of diluted loss per share and 4) to separately reflect restricted cash pledged to guarantee borrowings from foreign banks.

The financial statements and other financial information included in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three months ended March 31, 2008 and 2009.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt has been made in this Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except that Ener1 has included the foregoing restatements in Part 1, Item 1 and has made conforming changes to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 to reflect these restatements.

ENER1, INC.

Form 10-Q for the Quarter Ended March 31, 2009

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of
March 31, 2009 and December 31, 2008 (Restated)	3

Unaudited Consolidated Statements of Operations
for the three months ended March 31, 2009 and 2008 (Restated)	4

Unaudited Consolidated Statement of Stockholders’ Equity and
Comprehensive Loss for the three months ended March 31, 2009 (Restated)	5

Unaudited Consolidated Statements of Cash Flows
for the three months ended March 31, 2009 and 2008 (Restated)	6

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	45

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$4,267	$11,229
Restricted cash	2,233	2,976
Accounts receivable, net of allowance of $982 and $915	6,572	7,006
Inventory, net of allowance for obsolescence of $707 and $483	9,199	10,202
Prepaid expenses and other current assets	1,464	1,199
Total current assets	23,735	32,612

Property and equipment, net of accumulated depreciation of $3,981 and $2,728	43,767	39,513
Deferred financing costs, net of amortization of $847 and $0	4,241	5,088
Intangible assets, net of accumulated amortization of $1,053 and $568	14,587	15,246
Goodwill	46,032	48,674
Other	557	598
Total assets	$132,919	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,138	$16,322
Accrued income taxes payable	279	318
Short term borrowings	11,721	9,414
Capital lease obligations, current portion	2,045	2,003
Total current liabilities	26,183	28,057

Other long-term payables	1,159	1,093
Derivative liabilities	6,621	-
Long term borrowings	8,420	795
Deferred income tax liabilities	324	397
Convertible bonds	352	396
Capital lease obligations, less current portion	4,082	4,580
Total liabilities	47,141	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized,
113,482,285 and 113,074,478 issued and outstanding	1,136	1,132
Paid in capital	383,302	397,080
Accumulated other comprehensive income (loss)	(2,826)	1,510
Accumulated deficit	(297,809)	(296,826)
Total Ener1, Inc. stockholders' equity	83,803	102,896
Noncontrolling interest	1,975	3,517
Total stockholders' equity	85,778	106,413
Total liabilities and stockholders' equity	$132,919	$141,731

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)
Net sales	$8,192	$97
Cost of sales	6,803	-
Gross profit	1,389	97

Operating expenses:
General and administrative	4,617	2,582
Research and development, net of proceeds of $1,187 and $1,298	6,262	3,065
Depreciation and amortization	1,108	107
Total operating expenses	11,987	5,754
Loss from operations	(10,598)	(5,657)

Other income (expense):
Interest expense	(1,317)	(21,377)
Interest income	37	123
Other	63	75
Gain on derivative liabilities	3,912	3,936
Gain on foreign currency transactions	671	-
Total other income (expense)	3,366	(17,243)

Loss before income taxes	(7,232)	(22,900)
Income tax expense	37	-
Net loss	(7,269)	(22,900)
Net income (loss) attributable to noncontrolling interest	(39)	-
Net loss attributable to Ener1, Inc.	$(7,308)	$(22,900)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.06)	$(0.25)
Diluted	$(0.08)	(0.25)
Weighted average shares outstanding for Ener1, Inc.:
Basic	113,470	93,369
Diluted	113,484	93,369

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance December 31, 2008 (Restated)	113,074,478	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net income (loss)	-	-	-	-	(7,308)	39	(7,269)
Translation adjustment	-	-	-	(4,422)	-	(232)	(4,654)
Total comprehensive loss							(11,923)
Shares issued for exercise of options	21,871	-	40	-	-	-	40
Shares issued for additional noncontrolling interest	385,936	4	1,264	86	-	(1,354)	-
Cumulative effect of change in accounting principle	-	-	(19,521)	-	6,325	5	(13,191)
Reduction in derivative liability	-	-	2,679	-	-	-	2,679
Warrants issued to related party as borrowing
fees under a line of credit agreement	-	-	489	-	-	-	489
Stock-based compensation expense	-	-	1,267	-	-	-	1,267
Stock-based compensation expense of subsidiary	-	-	4	-	-	-	4
Balance March 31, 2009 (Restated)	113,482,285	$1,136	$383,302	$(2,826)	$(297,809)	$1,975	$85,778

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
	(Restated)	(Restated)

Operating activities:
Net loss	$(7,269)	$(22,900)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,912)	(3,936)
Non-cash accretion of discounts on debentures and notes	-	17,728
Non-cash interest expense related to financing costs	933	2,279
Non-cash interest expense on related party debt	-	279
Non-cash inducement for debt conversions and equity investments	-	753
Depreciation and amortization	1,771	107
Stock-based compensation expense	1,271	831
Gain on foreign currency transactions, net	(671)	-
Other non-cash expenses	517	-
Changes in certain operating assets and liabilities:
Accounts receivable	(336)	(1,004)
Inventory	(64)	-
Accounts payable and accrued expenses	(3,119)	745
Changes in current assets, liabilities and other, net	(870)	(37)
Net cash used in operating activities	(11,749)	(5,155)

Investing activities:
Capital expenditures and equipment deposits	(5,842)	(5,821)
Restricted cash	743	-
Other	(2)	-
Net cash used in investing activities	(5,101)	(5,821)

Financing activities:
Proceeds from borrowings, net of costs	10,462	-
Proceeds from exercise of options and warrants	40	-
Repayment of capital leases	(494)	-
Repayment of notes payable and bank installment loan	-	(230)
Net cash provided by (used in) financing activities	10,008	(230)

Effect of exchange rate changes on cash and cash equivalents	(120)	-
Net decrease in cash and cash equivalents	(6,962)	(11,206)
Cash and cash equivalents - beginning balance	11,229	24,826
Cash and cash equivalents - ending balance	$4,267	$13,620

Cash paid during the year for:
Interest	$276	$164
Income taxes	56	-

Supplemental Disclosure of Non-cash Investing and Financing Activities

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$6,325	$-
Cumulative effect of change in accounting principle on paid in capital	19,521	-

Shares issued for conversion of senior debentures	-	11,715
Shares issued for conversion of senior debentures interest	-	174
Shares issued for inducement to convert senior debentures	-	203
Reduction in derivative liability	2,679	6,208

Warrants issued in connection with advances of related party debt	489	-
Warrants issued in connection with the commitment of related party debt	-	680
Shares issued for conversion of convertible notes	-	11,960
Shares issued for conversion of convertible notes interest	-	1,885
Beneficial conversion value related to conversion of convertible notes	-	3,608

Shares issued for the purchase of subsidiary shares from noncontrolling interest	2,597	-

Borrowings pursuant to capital lease obligations	14	-
Borrowings pursuant to short term promissory note	1,112

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

Note 2 – Restatement of Previously Issued Financial Statements

Summary of Restatement Items

The consolidated financial statements for the three months ended March 31, 2008 and 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

The balance sheet as of March 31, 2009 included in the Quarterly Report at the time of the initial filing on May 11, 2009 has been restated to adjust the opening retained earnings and paid in capital by $13,713,000 as a result of the restatement of the December 31, 2008 balance sheet. The December 31, 2008 balance sheet and the income statement for the three months ended March 31, 2008 were adjusted to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock and 3) separately reflect restricted cash pledged to guarantee borrowings from foreign banks. Likewise, the income statement for the three months ended March 31, 2009 was restated to reflect the inclusion of gain on derivative liability in the calculation of diluted loss per share.

The Company originally recorded the unamortized discount, upon conversion, associated with the 2004 Debentures and 2005 Debentures as additional paid in capital. The 2007 and 2008 financial statements have been restated to reclassify the unamortized discount to interest expense. In addition, the Company used an effective interest rate that resulted in an overstatement of amortization of the deferred financing costs and debt discount for the 2004 Debentures, 2005 Debentures and Series A Preferred Stock. The 2007 and 2008 financial statements have been restated to reflect the correct interest expense and net income attributable to noncontrolling interest. Also, the Company did not separately reflect restricted cash pledged to guarantee borrowings from foreign banks.

The impact of the adjustments related to the accounting for the unamortized debt discount, deferred financing costs and discount accretion  as well as to separately reflect restricted cash are summarized below (the following tables compare specific line items from the financial statements for the three months ended March 31, 2008 with the same line items from the financial statements for the corresponding three months ended March 31, 2008, as previously reported by the Company on May 11, 2009):

Consolidated Statement of Operations Impact (in thousands except per share data)

	Three Months Ended		Three Months Ended March 31, 2008
	March 31, 2009 (Restated)		As previously reported	Adjustments		As restated
Net sales	$8,192		$97			$97
Cost of sales	6,803		-			-
Gross profit	1,389		97	-		97

Operating expenses:
General and administrative	4,617		2,582			2,582
Research and development, net	6,262		3,065			3,065
Depreciation and amortization	1,108		107			107
Total operating expenses	11,987		5,754	-		5,754
Loss from operations	(10,598)		(5,657)	-		(5,657)

Other income (expense):
Interest expense	(1,317)		(11,625)	(9,752	) (a)	(21,377)
Interest income	37		123			123
Other	63		75			75
Gain on derivative liabilities	3,912		3,936			3,936
Gain on foreign currency transactions	671		-			-
Total other income (expense)	3,366		(7,491)	(9,752)		(17,243)

Loss before income taxes	(7,232)		(13,148)	(9,752)		(22,900)
Income tax expense	37		-			-
Net loss	(7,269)		(13,148)	(9,752)		(22,900)
Net income (loss) attributable to noncontrolling interest	39		580	(580	) (c)	-
Net loss attributable to Ener1, Inc.	$(7,308)		$(13,728)	$(9,172)		$(22,900)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.06)		$(0.15)			$(0.25)
Diluted	$(0.08	) (b)	$(0.15)			$(0.25)

Weighted average shares outstanding for Ener1, Inc.:
Basic	113,470		93,369			93,369
Diluted	113,484		93,369			93,369

(a)	To record interest expense of $8,308,000 for the 2004 Debentures and 2005 Debentures unamortized discount previously calculated incorrectly and improperly recorded to additional paid in capital.
To record interest expense of $1,444,000 to correct the amortization of deferred financing costs.

(b)	Restated to reflect the inclusion of gain on derivative liability in calculation of diluted loss per share.

(c)	Adjustment to accretion discount on Series A Preferred Stock previously calculated incorrectly.

Balance Sheet Impact

In addition to the effects on Ener1's consolidated statement of operations for the three months ended March 31, 2008 as discussed above, the restatement impacted Ener1's opening consolidated balance sheet as of January 1, 2009. The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of March 31, 2009 as compared to the consolidated balance sheet as of March 31, 2009 as previously reported on May 11, 2009:

(dollars in thousands)
	March 31, 2009				December 31,
	As previously				2008
	reported	Adjustments		As restated	Restated
ASSETS
Current assets
Cash and cash equivalents	6,500	$(2,233	) (c)	$4,267	$11,229
Restricted cash	-	$2,233	(c)	2,233	2,976
Accounts receivable, net of allowance of $982 and $915	6,572			6,572	7,006
Inventory, net of allowance for obsolescence of $707 and $483	9,199			9,199	10,202
Prepaid expenses and other current assets	1,464			1,464	1,199
Total current assets	23,735	-		23,735	32,612

Property and equipment, net of accumulated depreciation of $3,981 and $2,728	43,767			43,767	39,513
Deferred financing costs, net of amortization of $847 and $0	4,241	-		4,241	5,088
Intangible assets, net of accumulated amortization of $1,053 and $568	14,587			14,587	15,246
Goodwill	46,032			46,032	48,674
Other	557			557	598
Total assets	$132,919	$-		$132,919	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$12,138			$12,138	$16,322
Accrued income taxes payable	279			279	318
Short term borrowings	11,721			11,721	9,414
Capital lease obligations, current portion	2,045			2,045	2,003
Total current liabilities	26,183	-		26,183	28,057

Other long-term payables	1,159			1,159	1,093
Derivative liabilities	6,621			6,621	-
Long term borrowings	8,420			8,420	795
Deferred income tax liabilities	324			324	397
Convertible bonds	352			352	396
Capital lease obligations, less current portion	4,082			4,082	4,580
Total liabilities	47,141	-		47,141	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized, 113,482,285 and 113,074,478 issued and outstanding	1,136			1,136	1,132
Paid in capital	369,589	13,713	(a)	383,302	397,080
Investment from Ener1	-			-	-
Accumulated other comprehensive income (loss)	(2,826)			(2,826)	1,510
Accumulated deficit	(284,096)	(13,713	) (b)	(297,809)	(296,826)
Total Ener1, Inc. stockholders' equity	83,803	-		83,803	102,896
Noncontrolling interest	1,975			1,975	3,517
Total stockholders' equity	85,778	-		85,778	106,413
Total liabilities and stockholders' equity	$132,919	$-		$132,919	$141,731

(a)	To correct the accounting for conversions of 2004 Debentures and 2005 Debentures.
(b)	To adjust opening retained earnings for $3,961,000 and to reflect aggregate effects of income statement adjustments of $9,752,000 for the three months ended March 31, 2008.
(c)	To reflect restricted cash pledged to guarantee borrowings from foreign banks.

Note 3 – New Accounting Pronouncements

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

On January 1, 2009, we adopted EITF No. 07-05, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.   The adoption of EITF 07-05 has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  Our warrants with such provisions are no longer deemed to be indexed to the company’s own stock and are no longer classified in equity.  Instead, these warrants were reclassified as derivative liability on January 1, 2009 as a result of this EITF.  The fair value of the derivative liability as of January 1, 2009 was approximately $13,196,000 and was recorded as a cumulative adjustment to accumulated deficit. The conversion feature of the convertible bonds denominated in a foreign currency was bifurcated and recorded as a derivative liability resulting in a cumulative adjustment to accumulated deficit of approximately $5,000 on January 1, 2009. See Note 6, Derivative Instruments and Fair Value of Financial Instruments.

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

Note 4 – Supplemental Financial Information

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

We have evaluated the application of SFAS 133 Accounting for Derivative Instruments and Hedging Activities, and EITF Issue 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, to the convertible bonds with a strike price denominated in a foreign currency.  Based on the guidance in SFAS 133 and EITF 07-05, we have concluded that the conversion feature of the convertible bonds is required to be bifurcated and accounted for separately as a derivative liability effective January 1, 2009.  See Note 6, Derivative Instruments and Fair Value of Financial Instruments.

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

Note 5 – Acquisitions

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

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Three Months Ended March 31, 2008
(In thousands, except share data)

	Historical Ener1 Three Months Ended March 31, 2008 (Restated)	Historical Enertech Three Months Ended March 31, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined (Restated)
Net sales	$97	$9,678	$(168	) (a)	$9,607
Cost of sales	-	8,359	(111	) (a)	8,248
Gross profit	97	1,319	(57)		1,359
Operating expense	5,754	1,576	(23	) (a), (b)	7,307
Total other expenses	(17,243)	(484)	411	(c ), (d)	(17,316)
Income tax expense	-	69			69
Net loss	(22,900)	(810)	377		(23,333)
Net loss attributable to the noncontrolling interest	-	-	(232	)(e)	(232)
Net loss attributable to Ener1	$(22,900)	$(810)	$609		$(23,101)

Weighted average shares outstanding	93,369		5,000	(f)	98,369

Net loss per share-basic and diluted	$(0.25)				$(0.24)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Reduction of gain on derivative liability for intercompany transactions relating to bonds with warrants.
(e)	Noncontrolling interest reflects an adjustment to the allocable portion of pro forma income before controlling interest in Enertech.
(f)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

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

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, the ownership interest in Enertech increased from 83% to 89%, on a fully diluted basis.  The additional ownership interest has been accounted for as an equity transaction in accordance with SFAS 160.  See Note 9, Noncontrolling Interests.

Note 6 - Derivative Instruments and Fair Value of Financial Instruments

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

Note 7 – Short Term and Long Term Borrowings

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

See Note 10, Related Party Transactions, for information regarding the line of credit.

Note 8 – Earnings  per Share

Earnings per Share
Net loss per share basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share diluted is calculated by adjusting outstanding shares, assuming any dilutive effects of common stock equivalents using the treasury stock method. For the three months ended March 31, 2009, the gain on derivative liability in the amount of $2,325,000 was added to the net loss in computing diluted loss per share and 14,000 shares were added to the diluted weighted average shares.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect of including them would have been anti-dilutive:

	Three Months Ended
	March 31,
	2009	2008
Stock options that were not in the money	1,333,916	504,999
Stock options excluded because effect was anti-dilutive	470,120	-
Warrants that were not in the money	9,189,926	3,651,101
Warrants excluded because effect was anti-dilutive	9,088,682	-
Restricted stock excluded because effect was anti-dilutive	10,000	-
Total potential common shares excluded from weighted average shares	20,092,644	4,156,100

Note 9 – Noncontrolling Interests

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

Note 10 – Related Party Transactions

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

Note 11 – Stock-Based Compensation

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

Note 12 - Warrants

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

Note 13 - Segments

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

The following table provides segment financial information (in thousands):

	Three Months Ended
	March 31,
	2009	2008 (Restated)
Net sales:
Corporate	$55	$-
Battery	8,147	83
Fuel Cell	(10)	14
Total Net Sales	$8,192	$97

Corporate allocations:
Corporate	$(3,044)	$(4,701)
Battery	2,653	2,965
Fuel Cell	282	1,467
Nanotechnology	109	269
	$-	$-

Net income (loss) attributable to Ener1, Inc.
Corporate	$3,057	$(15,051)
Battery	(9,042)	(4,865)
Fuel Cell	(932)	(2,520)
Nanotechnology	(391)	(464)
Net loss attributable to Ener1, Inc.	$(7,308)	$(22,900)

	March 31,	December 31,
Assets:	2009	2008
Corporate	$5,468	$10,910
Battery	126,835	130,169
Fuel Cell	464	488
Nanotechnology	152	164
Total assets	$132,919	$141,731

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

Other income and expenses

	2009			2008	Ener1
	Ener1	Enertech	Totals	Ener1	$ Change	% Change
Interest expense	$(1,123)	$(194)	$(1,317)	$(21,377)	$20,254	-95%
Interest income	3	34	37	123	(120)	-98%
Other	1	62	63	-	1	100%
Gain (loss) on derivative liabilities	3,932	(20)	3,912	3,936	(4)	0%
Gain on foreign currency transactions	-	671	671	75	(75)	100%
Total other income (expenses)	$2,813	$553	$3,366	$(17,243)	$20,056	-116%

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to Enertech’s bank borrowings and convertible bonds and our capital lease obligations, deferred financing costs and debt issuance costs.  Cash paid for interest expense was $276,000 and $164,000 for the periods ended March 31, 2009 and 2008, respectively.  Non-cash interest expense was $1,041,000 and $21,213,000 for the periods ended March 31, 2009 and 2008, respectively.  Cash interest expense for the period ended March 31, 2009 included $141,000 for Enertech

Of the $1,041,000 of non-cash interest expense, $899,000 represents the amortization of deferred financing and debt issuance costs associated with the fair value of the warrants issued to Ener1 Group as commitment fee and borrowing fees pursuant to the LOC Agreement.  The estimated future straight line amortization of these deferred financing and debt issuances costs is estimated to be $2,807,000 for the remainder of 2009 and $1,848,000 during 2010.

The overall decrease in interest expense of $20,254,000 is primarily due to reduced principal and interest of convertible note and debenture instruments which were converted into shares of Ener1common stock during the three months ended March 31, 2008.

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

The following information is a summary of consolidated cash flows for Ener1 for the three months March 31, 2009 and 2008 (in thousands):

	2009	2008	$ Change	% Change

Net loss	$(7,269)	$(22,900)	15,631	-68%
Non-cash items	(91)	18,041	(18,132)	-101%
Decrease in working capital items	(4,389)	(296)	(4,093)	1383%
Operating activities	(11,749)	(5,155)	(6,594)	128%
Investing activities	(5,101)	(5,821)	(720)	12%
Financing activities	10,008	(230)	10,238	-4451%
Effects of exchange rates on cash and cash equivalents	(120)	-	(120)	100%
Net decrease in cash and cash equivalents	$(6,962)	$(11,206)	$4,244	-38%
Cash and cash equivalents - beginning balance	11,229	24,826	(13,597)	-55%
Cash and cash equivalents - ending balance	$4,267	$13,620	$(9,353)

Operating activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Cash used in operations was $11,749,000, comprised of a net loss of $7,269,000, offset by non-cash items of $91,000 and a net decrease in certain operating assets and liabilities of $4,389,000.  Non-cash items consist primarily of depreciation and amortization, stock-based compensation and interest expense, which are partially offset by the gain on derivative liabilities.  The decrease in certain operating assets and liabilities is primarily due to the decrease in accounts payable and accrued expenses.

Investing activities
Cash used in investing activities for the three months ended March 31, 2009 was $5,101,000, compared to $5,821,000 for the three months ended March 31, 2008.  This decrease is primarily due to a decrease in restricted cash during the first quarter of 2009 as compared to the same period in 2008.  Purchases of property, plant and equipment are increasing as we continue to upgrade and build out our manufacturing facilities in Indiana and Korea.

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

Legal Matters
Refer to Note 14, Commitments and Contingencies, in “Notes to Consolidated Financial Statements,” for a discussion of legal matters as of March 31, 2009.

New Accounting Standards
Refer to Note 3, New Accounting Pronouncements, in “Notes to Consolidated Financial Statements,” for a discussion regarding new accounting standards.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, amended, the Securities Exchange Act) as of March 31, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not  effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls were not effective due to the identification of incorrect accounting treatment in 2007 and 2008 of the unamortized discount on the 2004 and 2005 Debentures when these Debentures were converted to common stock. Also, the Company did not correctly calculate the amortization expense on its deferred financing costs and the debt discounts on its 2004 and 2005 Debentures and Series A Redeemable Preferred Stock.

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

10.42	Line of Credit Agreement dated December 29, 2008, incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated December 31, 2008.

10.44	Tax Allocation Agreement dated May 7, 2009 by and between Ener1, Inc. and certain subsidiaries named therein.

10.45	2002 Stock Participation Plan as amended May 7, 2009.

10.46	2002 Non-Employee Director Stock Participation Plan as amended May 7, 2009.

10.47	Ener1, Inc. 2007 Stock Incentive Plan as amended May 7, 2009.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: January 19, 2010	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: January 19, 2010	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)