Form 10-Q/A
period 2009-06-30
ENER1 INC
filed 2010-01-19
CIK 895642

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

Explanatory Note

The consolidated financial statements for the three and six months ended June 30, 2008 and 2009 and related disclosures in this Amendment No. 1 to our Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

In January 2010, Enerl concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the periods ended June 30, 2008 and 2009 to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock and (3) reflect the inclusion of gain on derivative liability in the calculation of diluted loss per share.

The financial statements and other financial information included in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated accordingly. Enerl’s shareholders should no longer rely on Enerl’s previously filed financial statements for the three and six months ended June 30, 2008 and the six months ended June 30, 2009.

In order to preserve the nature and character of the disclosures set forth in this Quartely Report as originally filed, no attempt has been made in this Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except that Enerl has included the foregoing restatements in Part I, Item 1 and has made conforming changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 to reflect these restatements.

ENER1, INC.

Form 10-Q for the Quarter Ended June 30, 2009

INDEX

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$5,996	$11,229
Restricted cash	2,260	2,976
Accounts receivable, net of allowance of $983 and $915	4,685	7,006
Inventory, net of allowance for obsolescence of $1,020 and $483	8,689	10,202
Prepaid expenses and other current assets	1,116	1,199
Total current assets	22,746	32,612

Property and equipment, net of accumulated depreciation of $6,878 and $2,728	45,243	39,513
Deferred financing costs, net of amortization of $1,696 and $0	3,393	5,088
Intangible assets, net of accumulated amortization of $1,649 and $568	14,121	15,246
Goodwill	48,031	48,674
Other	606	598
Total assets	$134,140	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,747	$16,322
Accrued income taxes payable	299	318
Short term borrowings	9,981	9,414
Short term borrowings, related party	1,500	-
Capital lease obligations, current portion	2,177	2,003
Total current liabilities	23,704	28,057

Other long-term payables	1,267	1,093
Derivative liabilities	6,549	-
Long term borrowings	3,892	795
Long term borrowings, related party	9,693	-
Deferred income tax liabilities	313	397
Convertible bonds	363	396
Capital lease obligations, less current portion	3,624	4,580
Total liabilities	49,405	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized, 114,716,864 and 113,074,478 issued and outstanding	1,149	1,132
Paid in capital	391,889	397,080
Accumulated other comprehensive income	354	1,510
Accumulated deficit	(310,670)	(296,826)
Total Ener1, Inc. stockholders' equity	82,722	102,896
Noncontrolling interest	2,013	3,517
Total stockholders' equity	84,735	106,413
Total liabilities and stockholders' equity	$134,140	$141,731

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008 (Restated)	2009 (Restated)	2008 (Restated)
Net sales	$7,537	$437	$15,729	$534
Cost of sales	6,360	-	13,163	-
Gross profit	1,177	437	2,566	534

Operating expenses:
General and administrative	3,741	2,179	8,358	4,761
Research and development, net	7,452	5,384	13,714	8,449
Depreciation and amortization	1,354	191	2,462	298
Total operating expenses	12,547	7,754	24,534	13,508
Loss from operations	(11,370)	(7,317)	(21,968)	(12,974)

Other income (expense):
Interest expense	(1,419)	-	(2,736)	(21,377)
Interest income	40	125	77	248
Other	22	(14)	85	61
Gain on derivative liabilities	5	-	3,917	3,936
(Loss) gain on foreign currency transactions	(303)	-	368	-
Total other income (expense)	(1,655)	111	1,711	(17,132)

Loss before income taxes	(13,025)	(7,206)	(20,257)	(30,106)
Income tax (benefit) expense	(35)	-	2	-
Net loss	(12,990)	(7,206)	(20,259)	(30,106)
Less: Net (loss) income attributable to noncontrolling interest	(129)	616	(90)	832
Net loss attributable to Ener1, Inc.	$(12,861)	$(7,822)	$(20,169)	$(30,938)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.11)	$(0.08)	$(0.18)	$(0.32)
Diluted	$(0.11)	$(0.08)	$(0.20)	$(0.32)

Weighted average shares outstanding for Ener1, Inc.:
Basic	113,803	101,930	113,637	97,651
Diluted	113,803	101,930	113,644	97,651

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance December 31, 2008 (Restated)	113,074,478	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	-	(20,169)	(90)	(20,259)
Translation adjustment	-	-	-	(1,242)	-	(98)	(1,340)
Total comprehensive loss							(21,599)
Shares sold for cash, net of costs	962,415	10	5,852	-	-	-	5,862
Shares issued for exercise of options and warrants	292,798	3	590	-	-	-	593
Shares issued for additional noncontrolling interest	385,936	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	1,237	-	8	-	-	-	8
Cumulative effect of change in accounting principle	-	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	-	2,746	-	-	-	2,746
Warrants issued to related party as borrowing fees under a line of credit agreement	-	-	1,031	-	-	-	1,031
Stock-based compensation expense	-	-	2,839	-	-	-	2,839
Balance June 30, 2009 (Restated)	114,716,864	$1,149	$391,889	$354	$(310,670)	$2,013	$84,735

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008 (Restated)

Operating activities:
Net loss	$(20,259)	$(30,106)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,917)	(3,936)
Non-cash accretion of discounts on debentures and notes	-	17,728
Non-cash interest expense related to financing costs	1,988	2,279
Non-cash interest expense on related party debt	-	279
Non-cash inducement for debt conversions and equity investments	-	753
Depreciation and amortization	3,593	298
Stock-based compensation expense	2,839	1,489
Gain on foreign currency transactions, net	(368)	-
Gain on disposal of equipment, net	(5)	-
Other non-cash expenses	908	-
Changes in certain operating assets and liabilities:
Restricted cash	660	(3,593)
Accounts receivable	2,105	(995)
Inventory	779	-
Accounts payable and accrued expenses	(5,815)	1,085
Changes in current assets, liabilities and other, net	(559)	(1,512)
Net cash used in operating activities	(18,051)	(16,231)

Investing activities:
Capital expenditures and equipment deposits	(7,407)	(4,316)
Other	19	-
Net cash used in investing activities	(7,388)	(4,316)

Financing activities:
Proceeds from borrowings, net of costs	3,576	-
Proceeds from borrowings, related party, net of costs	12,086	-
Proceeds from exercise of options and warrants	593	30,092
Proceeds from sale of stock, net of costs	5,862	-
Repayment of capital leases	(996)	-
Repayment of borrowings, related party	(1,081)	(315)
Net cash provided by financing activities	20,040	29,777

Effect of exchange rate changes on cash and cash equivalents	166	(36)
Net (decrease) increase in cash and cash equivalents	(5,233)	9,194
Cash and cash equivalents - beginning balance	11,229	24,826
Cash and cash equivalents - ending balance	$5,996	$34,020

Cash paid during the year for:
Interest	$539	$164
Income taxes	126	-

See accompanying notes to these unaudited consolidated financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$6,325	$-
Cumulative effect of change in accounting principle on paid in capital	19,521	-

Shares issued for conversion of senior debentures	-	11,715
Shares issued for conversion of senior debentures interest	-	174
Shares issued for inducement to convert senior debentures	-	203
Reduction in derivative liability	2,746	6,208

Warrants issued in connection with advances of related party debt	1,031	-
Shares issued for conversion of convertible notes	-	11,960
Warrants issued in connection with the conversion of convertible notes	-	680
Shares issued for conversion of convertible notes interest	-	1,885
Beneficial conversion value related to conversion of convertible notes	-	3,608

Shares issued for the purchase of subsidiary shares from noncontrolling interest	1,354	-

Borrowings pursuant to capital lease obligations	175	-
Shares issued for capital lease obligations	8	105
Short term borrowings pursuant to equipment purchases	1,112	-
Note receivable in connection with sale of property	4	-

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

Note 2 – Restatement and Reclassifications of Previously Issued Financial Statements

Summary of Restatement Items

The consolidated financial statements for the three and six months ended June 30, 2008 and the six months ended June 30, 2009 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

The balance sheet as of June 30, 2009 included in the Quarterly Report at the time of the initial filing on August 6, 2009 has been restated to adjust the opening retained earnings by $13,713,000 as a result of the restatement of the December 31, 2008 balance sheet.  The December 31, 2008 balance sheet was adjust to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock and (3) reflect the inclusion of gain on derivative liability in the calculation of diluted loss per share.

The Company originally recorded the unamortized discount, upon conversion, associated with the 2004 Debentures and 2005 Debentures as additional paid in capital.  The 2007 and 2008 financial statements have been restated to reclassify the unamortized discount to interest expense. In addition, the Company used an effective interest rate that resulted in an overstatement of amortization of the deferred financing costs and debt discount for the 2004 Debentures, 2005 Debentures and Series A Preferred Stock. The 2007 and 2008 financial statements have been restated to reflect the correct interest expense and net income attributable to minority interest.

The impact of the adjustments related to the accounting for the unamortized debt discount, deferred financing costs and discount accretion are summarized below (the following tables compare specific line items from the financial statements for the six months ended June 30, 2008 with the same line items from the financial statements for the corresponding six months ended June 30, 2008, as previously reported by the Company on August 6, 2009):

Consolidated Statement of Operations Impact (in thousands except per share data)

ENER1 INC AND SUBS
CONSOLIDATED INCOME STATEMENTS

	Three Months Ended June 30, 2008
	As previously
	reported	Adjustments		As restated
Net sales	$437			$437
Cost of sales	-			-
Gross profit	437			437

Operating expenses:
General and administrative	2,179			2,179
Research and development, net	5,384			5,384
Depreciation and amortization	191			191
Total operating expenses	7,754			7,754
Loss from operations	(7,317)			(7,317)

Other income (expense):
Interest expense	-			-
Interest income	125			125
Other	(14)			(14)
Gain on derivative liabilities	-			-
(Loss) gain on foreign currency transactions	-			-
Total other income (expense)	111	-		111

Loss before income taxes	(7,206)	-		(7,206)
Income tax (benefit) expense	-			-
Net loss	(7,206)	-		(7,206)
Less: Net (loss) income attributable to noncontrolling interest	616	216	(a)	832
Net loss attributable to Ener1, Inc.	$(7,822)	$(216)		$(8,038)

Net loss per share attributable to Ener1, Inc.:
basic and diluted	$(0.08)			$(0.08)

Weighted average shares outstanding for Ener1, Inc.:
basic and diluted	101,930			101,930

(a)	Adjustment to accretion discount on Series A Preferred Stock previously calculated incorrectly.

	Six Months
	Ended		Six Months Ended June 30, 2008
	June 30, 2009 (Restated)		As previously reported	Adjustments		As restated
Net sales	$15,729		$534			$534
Cost of sales	13,163		-			-
Gross profit	2,566		534	-		534

Operating expenses:
General and administrative	8,358		4,761			4,761
Research and development, net	13,714		8,449			8,449
Warrant modification expense	-		-			-
Depreciation and amortization	2,462		298			298
Total operating expenses	24,534		13,508	-		13,508
Loss from operations	(21,968)		(12,974)	-		(12,974)

Other income (expense):
Interest expense	(2,736)		(11,625)	(9,752	) (a)	(21,377)
Interest income	77		248			248
Other	85		61			61
Gain on derivative liabilities	3,917		3,936			3,936
(Loss) gain on foreign currency transactions	368		-			-
Total other income (expense)	1,711		(7,380)	(9,752)		(17,132)

Loss before income taxes	(20,257)		(20,354)	(9,752)		(30,106)
Income tax (benefit) expense	2		-			-
Net loss	(20,259)		(20,354)	(9,752)		(30,106)
Less: Net (loss) income attributable to noncontrolling interest	(90)		1,196	(364	) (c)	832
Net loss attributable to Ener1, Inc.	$(20,169)		$(21,550)	$(9,388)		$(30,938)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.18)		$(0.22)			$(0.32)
Diluted	$(0.20	) (b)	$(0.22)			$(0.32)

Weighted average shares outstanding for Ener1, Inc.:
Basic	113,637		97,651			97,651
Diluted	113,644		97,651			97,651

(a)	To record interest expense of $8,308,000 for the 2004 Debentures and 2005 Debentures unamortized discount previously calculated incorrectly and improperly recorded to additional paid in capital.
To record interest expense of $1,444,000 to correct the amortization of deferred financing costs.

(b)	To reflect the inclusion of gain on derivative liability in calculation of diluted loss per share. For the six months ended June 30, 2009, diluted earnings per share were reported as $(0.18)

(c)	Adjustment to accretion discount on Series A Preferred Stock previously calculated incorrectly.

Balance Sheet Impact

In addition to the effects on Ener1's consolidated statement of operations for the six months ended June 30, 2008 as discussed above, the restatement impacted Ener1's opening consolidated balance sheet as of January 1, 2009.  The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of June 30, 2009 as compared to the consolidated balance sheet as of June 30, 2009 as previously reported on August 6, 2009:

(dollars in thousands)
	June 30, 2009				December 31,
	As previously				2008
	reported	Adjustments		As restated	Restated
ASSETS
Current assets
Cash and cash equivalents	$5,996			$5,996	$11,229
Restricted cash	2,260			2,260	2,976
Accounts receivable, net of allowance of $983 and $915	4,685			4,685	7,006
Inventory, net of allowance for obsolescence of $1,020 and $483	8,689			8,689	10,202
Prepaid expenses and other current assets	1,116			1,116	1,199
Total current assets	22,746	-		22,746	32,612

Property and equipment, net of accumulated depreciation of $6,878 and $2,728	45,243			45,243	39,513
Deferred financing costs, net of amortization of $1,696 and $0	3,393	-		3,393	5,088
Intangible assets, net of accumulated amortization of $1,649 and $568	14,121			14,121	15,246
Goodwill	48,031			48,031	48,674
Other	606			606	598
Total assets	$134,140	$-		$134,140	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$9,747			$9,747	$16,322
Accrued income taxes payable	299			299	318
Short term borrowings	9,981			9,981	9,414
Short term borrowings, related party	1,500			1,500	-
Capital lease obligations, current portion	2,177			2,177	2,003
Total current liabilities	23,704	-		23,704	28,057

Other long-term payables	1,267			1,267	1,093
Derivative liabilities	6,549			6,549	-
Long term borrowings	3,892			3,892	795
Long term borrowings, related party	9,693			9,693	-
Deferred income tax liabilities	313			313	397
Convertible bonds	363			363	396
Capital lease obligations, less current portion	3,624			3,624	4,580
Total liabilities	49,405	-		49,405	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized, 114,716,864 and 113,074,478 issued and outstanding	1,149			1,149	1,132
Paid in capital	378,176	13,713	(a)	391,889	397,080
Investment from Ener1	-			-	-
Accumulated other comprehensive income	354			354	1,510
Accumulated deficit	(296,957)	(13,713	) (b)	(310,670)	(296,826)
Total Ener1, Inc. stockholders' equity	82,722	-		82,722	102,896
Noncontrolling interest	2,013			2,013	3,517
Total stockholders' equity	84,735	-		84,735	106,413
Total liabilities and stockholders' equity	$134,140	$-		$134,140	$141,731

(a)	To correct the accounting for conversions of 2004 Debentures and 2005 Debentures.
(b)	To adjust opening retained earnings for $3,961,000 and to reflect aggregate effect of income statement adjustments of $9,752,000 for the six months ended June 30, 2008.

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

Note 4 – Supplemental Financial Information

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

Note 5 – Acquisitions

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

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Three Months Ended June 30, 2008
(In thousands, except per share data)

	Historical Ener1 Three Months Ended June 30, 2008 (Restated)	Historical Enertech Three Months Ended June 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined (Restated)
Net sales	$437	$10,983	$(464)	(a)	$10,956
Cost of sales	-	9,737	(306)	(a)	9,431
Gross profit	437	1,246	(158)		1,525
Operating expense	7,754	1,463	(312)	(a), (b)	8,905
Total other (income) expense	111	(638)	433	(c ), (d)	(94)
Income tax expense	-	142			142
Net loss	(7,206)	(997)	587		(7,616)
Net loss attributable to noncontrolling interest	832	-	174	(e)	658
Net loss attributable to Ener1, Inc.	$(8,038)	$(997)	$761		$(8,274)

Weighted average shares outstanding	101,930		5,000	(f)	106,930

Net loss per share-basic and diluted	$(0.08)				$(0.08)

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Six Months Ended June 30, 2008
(In thousands, except per share data)

	Historical Ener1 Six Months Ended June 30, 2008 (Restated)	Historical Enertech Six Months Ended June 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined (Restated)
Net sales	$534	$20,661	$(632)	(a)	$20,563
Cost of sales	-	18,096	(417)	(a)	17,679
Gross profit	534	2,565	(215)		2,884
Operating expense	13,508	3,039	(328)	(a), (b)	16,219
Total other (income) expenses	(17,132)	(1,122)	833	(c ), (d)	(17,421)
Income tax expense	-	211			211
Net loss	(30,106)	(1,807)	946		(30,967)
Net loss attributable to noncontrolling interest	832	-	324	(e)	508
Net loss attributable to Ener1, Inc.	$(30,938)	$(1,807)	$1,270		$(31,745)

Weighted average shares outstanding	97,651		5,000	(f)	102,651

Net loss per share-basic and diluted	$(0.32)				$(0.31)

Footnotes on following page

(a)	Reduction of net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Reduction of gain on derivative liability for intercompany transactions relating to bonds with warrants.
(e)	Noncontrolling interest reflects an adjustment to the allocable portion of pro forma income before controlling interest in Enertech.
(f)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

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

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2,597,000 based on the closing stock price of $6.73 on the effective date of the closing.   As a result, the ownership interest in Enertech increased from 83% to 89%, on a fully diluted basis.  The additional ownership interest has been accounted for as an equity transaction in accordance with SFAS 160.  See Note 9, Noncontrolling Interest.

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

Note 8 – Earnings per Share

Earnings per Share
Net loss per share basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share diluted is calculated by adjusting outstanding shares, assuming any dilutive effects of common stock equivalents using the treasury stock method. For the six months ended June 30, 2009, the gain on derivative liability in the amount of $2,330,000 was added to the net loss in computing diluted loss per share and 7,000 shares were added to the diluted weighted average shares.

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

Note 9 – Noncontrolling Interest

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

Note 11 – Stock-Based Compensation

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

The following table provides segment financial information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Net sales:
Corporate	$55	$-	$110	$-
Battery	7,479	429	15,626	512
Fuel Cell	3	8	(7)	22
Total Net Sales	$7,537	$437	$15,729	$534

Corporate allocations:
Corporate	$(2,491)	$(2,180)	$(5,535)	$(6,881)
Battery	2,179	1,630	4,832	4,595
Fuel Cell	244	428	526	1,895
Nanotechnology	68	122	177	391
	$-	$-	$-	$-

Net income (loss) attributable to Ener1, Inc.
Corporate	$(1,196)	$(689)	$1,861	$(15,740)
Battery	(10,304)	(5,417)	(19,346)	(10,282)
Fuel Cell	(1,049)	(1,494)	(1,981)	(4,014)
Nanotechnology	(312)	(438)	(703)	(902)
Net loss attributable to Ener1, Inc.	$(12,861)	$(8,038)	$(20,169)	$(30,938)

			June 30,	December 31,
			2009 (Restated)	2008 (Restated)
Assets:
Corporate			$5,554	$10,910
Battery			127,991	130,169
Fuel Cell			451	488
Nanotechnology			144	164
Total assets			$134,140	$141,731

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

Note 14 – Commitments and Contingencies

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

Note 15 – Sales of Common Stock

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

Note 16 – Subsequent Events

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

Other Income and Expenses

	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Interest expense (a)	$(2,505)	$(231)	$(2,736)	$(21,377)	$18,872	-88%
Interest income	4	73	77	248	(244)	-98%
Other	6	79	85	61	(55)	100%
Gain (loss) on derivative liabilities	3,941	(24)	3,917	3,936	5	0%
(Loss) gain on foreign currency transactions	(11)	379	368	-	(11)	100%
Total other income (expenses)	$1,435	$276	$1,711	$(17,132)	$18,567	-108%

(a)	The interest expense for Ener1 for 2008 has been restated. See Item 1. Note 2 – Restatement and Reclassification of Previously Issued Financial Statements for further details.

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to our capital lease obligations, deferred financing costs and debt issuance costs as well as Enertech’s bank borrowings and convertible bonds.  Cash paid for interest expense was $539,000 and $164,000 for the periods ended June 30, 2009 and 2008, respectively.  Non-cash interest expense was $2,375,000 and $21,213,000 for the periods ended June 30, 2009 and 2008, respectively.  Cash interest expense for the period ended June 30, 2009 included $253,000 for Enertech.

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

The overall decrease in interest expense of $18,872,000 is primarily due to reduced principal and interest of convertible note and debenture instruments which were converted into shares of Ener1 common stock during the six months ended June 30, 2008.

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

The following information is a summary of consolidated cash flows for Ener1 for the six months June 30, 2009 and 2008 (in thousands):

	2009	2008 (Restated)	$ Change	% Change

Net loss	$(20,259)	$(30,106)	9,847	-33%
Non-cash items	5,038	18,890	(13,852)	-73%
Decrease in working capital items	(2,830)	(5,015)	2,185	-44%
Operating activities	(18,051)	(16,231)	(1,820)	11%
Investing activities	(7,388)	(4,316)	(3,072)	71%
Financing activities	20,040	29,777	(9,737)	-33%
Effects of exchange rates on cash and cash equivalents	166	(36)	202	100%
Net (decrease) increase in cash and cash equivalents	$(5,233)	$9,194	$(14,427)	-157%
Cash and cash equivalents - beginning balance	11,229	24,826	(13,597)	-121%
Cash and cash equivalents - ending balance	$5,996	$34,020	$(28,024)

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

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at June 30, 2009 was app\roximately $12,576,000 of which $8,914,000 was outstanding.  The amounts are scheduled for repayment at various times throughout 2009.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

We have carried out an evaluation, pursuant to Rule 13a-15(b) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”), under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2009.  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are not effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls were not effective due to the identification of incorrect accounting treatment in 2007 and 2008 of the unamortized discount on convertible bonds when converted to common stock.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.48	Reimbursement Agreement dated January 1, 2009 by and between Ener1 Group, Inc. and Ener1, Inc. for the reimbursement of annual compensation for the Chief Executive Officer of Ener1, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: January 15, 2010	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: January 15, 2010	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)