Form 10-Q/A
period 2009-06-30
ENER1 INC
filed 2010-01-19
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

Explanatory Note

The consolidated financial statements for the three and six months ended June 30, 2008 and 2009 and related disclosures in this Amendment No. 2 to our Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

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

The financial statements and other financial information included in this Amendment No. 2 to the Quarterly Report on Form 10-Q have been restated accordingly. Enerl’s shareholders should no longer rely on Enerl’s previously filed financial statements for the three and six months ended June 30, 2008 and the six months ended June 30, 2009.

In order to preserve the nature and character of the disclosures set forth in this Quartely Report as originally filed, no attempt has been made in this Amendment No. 2 to modify or update the disclosures in the original Quarterly Report except that Enerl has included the foregoing restatements in Part I, Item 1 and has made conforming changes to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 to reflect these restatements.

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

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008 (Restated)	2009 (Restated)	2008 (Restated)
Net sales	$7,537	$437	$15,729	$534
Cost of sales	6,360	-	13,163	-
Gross profit	1,177	437	2,566	534

Operating expenses:
General and administrative	3,741	2,179	8,358	4,761
Research and development, net	7,452	5,384	13,714	8,449
Depreciation and amortization	1,354	191	2,462	298
Total operating expenses	12,547	7,754	24,534	13,508
Loss from operations	(11,370)	(7,317)	(21,968)	(12,974)

Other income (expense):
Interest expense	(1,419)	-	(2,736)	(21,377)
Interest income	40	125	77	248
Other	22	(14)	85	61
Gain on derivative liabilities	5	-	3,917	3,936
(Loss) gain on foreign currency transactions	(303)	-	368	-
Total other income (expense)	(1,655)	111	1,711	(17,132)

Loss before income taxes	(13,025)	(7,206)	(20,257)	(30,106)
Income tax (benefit) expense	(35)	-	2	-
Net loss	(12,990)	(7,206)	(20,259)	(30,106)
Less: Net (loss) income attributable to noncontrolling interest	(129)	832	(90)	832
Net loss attributable to Ener1, Inc.	$(12,861)	$(8,038)	$(20,169)	$(30,938)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.11)	$(0.08)	$(0.18)	$(0.32)
Diluted	$(0.11)	$(0.08)	$(0.20)	$(0.32)

Weighted average shares outstanding for Ener1, Inc.:
Basic	113,803	101,930	113,637	97,651
Diluted	113,803	101,930	113,644	97,651

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

Note 2 – Restatement of Previously Issued Financial Statements

Summary of Restatement Items

The consolidated financial statements for the three and six months ended June 30, 2008 and the six months ended June 30, 2009 and related disclosures in this Amendment No. 2 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

The balance sheet as of June 30, 2009 included in the Quarterly Report at the time of the initial filing on August 6, 2009 has been restated to adjust the opening retained earnings and paid in capital by $13,713,000 as a result of the restatement of the December 31, 2008 balance sheet.  The December 31, 2008 balance sheet and the income statements for the three and six months ended June 30, 2008 were adjusted to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock. Likewise, the income statement for the six months ended June 30, 2009 was restated to reflect the inclusion of gain on derivative liability in the calculation of diluted loss per share.

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

The following potential common shares have been excluded from the computation of diluted net loss per share for the periods presented because the effect of including them would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Stock options that were not in the money	824,283	92,860	908,357	492,141
Stock options excluded because effect was anti-dilutive	2,475,391	3,057,307	1,810,121	2,878,078
Warrants that were not in the money	7,223,605	3,651,105	7,730,750	3,651,105
Warrants excluded because effect was anti-dilutive	12,062,516	12,999,135	10,677,577	12,370,030
Restricted stock excluded because effect was anti-dilutive	10,000	-	10,000	-
Total potential common shares excluded from weighted average shares	22,595,795	19,800,407	21,136,805	19,391,354

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