Form 10-Q/A
period 2009-09-30
ENER1 INC
filed 2010-01-19
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10- Q/A
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

Explanatory Note

The consolidated financial statements for the three and nine months ended September 30, 2008 and 2009 and related disclosures in this Amendment No. 1 to our Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

In January 2010, Ener1 concluded that it was necessary to amend this Quarterly Report in order to restate its financial statements for the periods ended September 30, 2008 to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense and (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock.

The financial statements and other financial information included in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated accordingly. Ener1's shareholders should no longer rely on Ener1's previously filed financial statements for the three and nine months ended September 30, 2008.

In order to preserve the nature and character of the disclosures set forth in this Quarterly Report as originally filed, no attempt has been made in this Amendment No. 1 to modify or update the disclosures in the original Quarterly Report except that Ener1 has included the foregoing restatements in Part I, Item 1 and has made conforming changes to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 to reflect these restatements.

ENER1, INC.

Form 10-Q for the Quarter Ended September 30, 2009

INDEX

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Unaudited Consolidated Balance Sheets as of
September 30, 2009 and December 31, 2008 (Restated)	2

Unaudited Consolidated Statements of Operations
for the three and nine months ended September 30, 2009 and 2008 (Restated)	3

Unaudited Consolidated Statement of Stockholders’ Equity
for nine months ended September 30, 2009 (Restated)	4

Unaudited Consolidated Statements of Cash Flows
for the nine months ended September 30, 2009 and 2008 (Restated)	5

Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 5. Other Information	42

Item 6. Exhibits	43

Signatures	51

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$17,931	$11,229
Restricted cash	3,428	2,976
Accounts receivable, net of allowance of $896 and $915	6,046	7,006
Inventory, net of allowance for obsolescence of $1,414 and $483	7,514	10,202
Prepaid expenses and other current assets	941	1,199
Total current assets	35,860	32,612

Property and equipment, net of accumulated depreciation of $6,877 and $2,728	47,720	39,513
Deferred financing costs, net of amortization of $45 and $0	401	5,088
Intangible assets, net of accumulated amortization of $2,204 and $568	13,724	15,246
Investment in unconsolidated entity	13,615	-
Goodwill	50,437	48,674
Other	871	598
Total assets	$162,628	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,903	$16,322
Income taxes payable	323	318
Convertible line of credit and accrued interest due to related party, net of discounts of $2,768 and $0	9,478	-
Short term borrowings	12,439	9,414
Capital lease obligations, current portion	2,306	2,003
Total current liabilities	33,449	28,057

Other long-term payables	1,443	1,093
Deferred income tax liabilities	302	397
Derivative liabilities	8,041	-
Long term borrowings	4,206	795
Capital lease obligations, less current portion	3,280	4,580
Convertible bonds	374	396
Total liabilities	51,095	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized, 121,125,387 and 113,074,478 issued and outstanding	1,213	1,132
Paid in capital	430,902	397,080
Accumulated other comprehensive income	3,982	1,510
Accumulated deficit	(326,507)	(296,826)
Total Ener1, Inc. stockholders' equity	109,590	102,896
Noncontrolling interest	1,943	3,517
Total stockholders' equity	111,533	106,413
Total liabilities and stockholders' equity	$162,628	$141,731

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net sales	$8,117	$39	$23,846	$573
Cost of sales	7,693	-	20,856	-
Gross profit	424	39	2,990	573

Operating expenses:
General and administrative	4,317	2,400	12,675	7,161
Research and development, net	7,556	6,070	21,270	14,519
Depreciation and amortization	1,304	261	3,766	559
Total operating expenses	13,177	8,731	37,711	22,239
Loss from operations	(12,753)	(8,692)	(34,721)	(21,666)

Other income (expense):
Interest expense	(1,525)	(105)	(4,261)	(21,482)
Interest income	40	93	117	341
Other	81	-	166	61
(Loss) gain on derivative liabilities	(1,487)	-	2,430	3,936
Loss on foreign currency transactions	(452)	-	(84)	-
Total other income (expense)	(3,343)	(12)	(1,632)	(17,144)

Loss before income taxes	(16,096)	(8,704)	(36,353)	(38,810)
Income tax benefit	(24)	-	(22)	-
Net loss	(16,072)	(8,704)	(36,331)	(38,810)
Net income (loss) attributable to noncontrolling interest	(235)	416	(325)	1,248
Net loss attributable to Ener1, Inc.	$(15,837)	$(9,120)	$(36,006)	$(40,058)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.14)	$(0.09)	$(0.31)	$(0.40)

Diluted	$(0.14)	$(0.09)	$(0.32)	$(0.40)

Weighted average shares outstanding for Ener1, Inc.:
Basic	117,238	106,353	114,851	100,601

Diluted	117,238	106,353	114,892	100,601

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

				Accumulated
				Other			Total
	Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance December 31, 2008 (Restated)	113,074,478	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	-	(36,006)	(325)	(36,331)
Translation adjustment	-	-	-	2,386	-	67	2,453
Total comprehensive loss						(258)	(33,878)
Shares sold for cash, net of costs	5,951,032	60	38,384	-	-	-	38,444
Shares issued for exercise of options and warrants	815,718	8	684	-	-	-	692
Shares issued for additional noncontrolling interest	385,936	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	1,237	-	8	-	-	-	8
Shares issued for investment in unconsolidated entity	896,986	9	5,821	-	-	-	5,830
Cumulative effect of change in accounting principle	-	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	-	2,746	-	-	-	2,746
Warrants issued to related party as borrowing fees under a line of credit agreement	-	-	1,703	-	-	-	1,703
Early extinguishment of related party debt	-	-	(3,553)	-	-	-	(3,553)
Beneficial conversion value on related party debt	-	-	2,816	-	-	-	2,816
Stock-based compensation expense	-	-	3,470	-	-	-	3,470
Balance September 30, 2009 (Restated)	121,125,387	$1,213	$430,902	$3,982	$(326,507)	$1,943	$111,533

See accompanying notes to these unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2009	2008
		(Restated)
Operating activities:
Net loss	$(36,331)	$(38,810)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(2,430)	(3,936)
Non-cash accretion of discounts on debentures and notes	252	17,728
Non-cash interest expense related to financing costs	2,732	2,384
Non-cash interest expense on related party debt	-	279
Non-cash inducement for debt conversions and equity investments	-	753
Depreciation and amortization	5,580	559
Stock-based compensation expense	3,470	2,379
Other non-cash expenses	1,115	-
Changes in certain operating assets and liabilities:
Accounts receivable	1,376	(2,417)
Inventory	2,266	(356)
Accounts payable and accrued expenses	(6,937)	1,933
Changes in current assets, liabilities and other, net	(419)	(376)
Net cash used in operating activities	(29,326)	(19,880)

Investing activities:
Capital expenditures and equipment deposits	(8,199)	(7,684)
Investment in unconsolidated entity	(7,785)	-
Direct costs for acquisitions	-	(547)
Restricted cash	(1,229)	-
Other	56	-
Net cash used in investing activities	(17,157)	(8,231)

Financing activities:
Proceeds from sale of stock, net of costs	38,444	-
Proceeds from borrowings, related party	12,086	-
Proceeds from borrowings	4,496	-
Proceeds from exercise of options and warrants	692	30,302
Redemption of EnerDel Series A Preferred Stock	-	(8,000)
Repayment of borrowings, related party	(336)	-
Repayment of borrowings and capital leases	(2,974)	(315)
Other	957	-
Net cash provided by financing activities	53,365	21,987

Effect of exchange rates on cash and cash equivalents	(180)	(50)
Net increase (decrease) in cash and cash equivalents	6,702	(6,174)
Cash and cash equivalents - beginning balance	11,229	24,826
Cash and cash equivalents - ending balance	$17,931	$18,652

Cash paid during the year for:
Interest	$746	$164
Income taxes	128	-

See accompanying notes to these unaudited consolidated financial statements.

Supplemental Disclosure of Non-cash Investing and Financing Activities

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$6,325	$-
Cumulative effect of change in accounting principle on paid in capital	19,521	-

Shares issued for conversion of senior debentures	-	11,715
Shares issued for conversion of senior debentures interest	-	174
Shares issued for inducement to convert senior debentures	-	203
Reduction in derivative liability	2,746	6,208

Early extinguishment of related party debt	(3,553)	-
Beneficial conversion value in connection with related party debt	2,816	-
Warrants issued in connection with advances of related party debt	1,703	-
Shares issued for conversion of convertible notes	-	11,960
Warrants issued in connection with the conversion of convertible notes	-	680
Shares issued for conversion of convertible notes interest	-	1,885
Beneficial conversion value related to conversion of convertible notes	-	3,608

Shares issued for the purchase of noncontrolling interest	1,354	-
Shares issued for investment in unconsolidated entity	5,830
Shares issued for debt origination		105

Borrowings pursuant to capital lease obligations	447	4,152
Shares issued for capital lease obligations	8	-
Short term borrowings pursuant to equipment purchases	2,773	-

Shares issued for acquisition of 19.5% interest in EnerDel	-	22,429
Warrant modification for acquisition of 19.5% interest in EnerDel	-	345
Reduction in accounts payable with acquisition of noncontrolling interest	-	163
Redemption of EnerDel Series A Preferred Stock	-	2,073

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

Note 2 – Restatement and Reclassifications of Previously Issued Financial Statements

Summary of Restatement Items

The consolidated financial statements for the three and nine months ended September 30, 2008 and related disclosures in this Amendment No. 1 to the Quarterly Report on Form 10-Q have been restated in accordance with the changes described below.

The balance sheet as of September 30, 2009 included in the Quarterly Report at the time of the initial filing on November 9, 2009 has been restated to adjust the opening retained earnings and paid in capital by $13,713,000 as a result of the restatement of the December 31, 2008 balance sheet.  The December 31, 2008 balance sheet and the income statement for the three and nine months ended September 30, 2008 were adjusted to (1) reflect the corrected accounting for unamortized debt discount upon conversion of our 2004 Debentures and 2005 Debentures as interest expense, and (2) reflect the corrected calculation for amortization of deferred financing costs and debt discount for our 2004 Debentures, 2005 Debentures and Series A Preferred Stock.

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

The impact of the adjustments related to the accounting for the unamortized debt discount, deferred financing costs and discount accretion are summarized below (the following tables compare specific line items from the financial statements for the three and nine months ended September 30, 2008 with the same line items from the financial statements for the corresponding three and nine months ended September 30, 2008, as previously reported by the Company on November 9, 2009):

Consolidated Statement of Operations Impact (in thousands except per share data)

	Three Months Ended September 30, 2008
	As previously
	reported	Adjustments		As restated
Net sales	$39			$39
Cost of sales	-			-
Gross profit	39	-		39

Operating expenses:
General and administrative	2,400			2,400
Research and development, net	6,070			6,070
Warrant modification expense	-			-
Depreciation and amortization	261			261
Total operating expenses	8,731	-		8,731
Loss from operations	(8,692)	-		(8,692)

Other income (expense):
Interest expense	(105)			(105)
Interest income	93			93
Other	-			-
(Loss) gain on derivative liabilities	-			-
Loss on foreign currency transactions	-			-
Total other income (expense)	(12)	-		(12)

Loss before income taxes	(8,704)	-		(8,704)
Income tax benefit	-			-
Net loss	(8,704)	-		(8,704)
Net income (loss) attributable to noncontrolling interest	299	117	(a)	416
Net loss attributable to Ener1, Inc.	$(9,003)	$(117)		$(9,120)

Net loss per share attributable to Ener1, Inc.:
basic and diluted	$(0.08)			$(0.09)

Weighted average shares outstanding for Ener1, Inc.:
basic and diluted	106,353			106,353

(a) Adjustment to accretion discount on Series A Preferred Stock previously calculated incorrectly.

	Nine Months Ended September 30, 2008
	As previously
	reported	Adjustments		As restated
Net sales	$573			$573
Cost of sales	-			-
Gross profit	573	-		573

Operating expenses:
General and administrative	7,161			7,161
Research and development, net	14,519			14,519
Depreciation and amortization	559			559
Total operating expenses	22,239	-		22,239
Loss from operations	(21,666)	-		(21,666)

Other income (expense):
Interest expense	(11,730)	(9,752)	(a)	(21,482)
Interest income	341			341
Other	61			61
(Loss) gain on derivative liabilities	3,936			3,936
Loss on foreign currency transactions	-			-
Total other income (expense)	(7,392)	(9,752)		(17,144)

Loss before income taxes	(29,058)	(9,752)		(38,810)
Income tax benefit	-			-
Net loss	(29,058)	(9,752)		(38,810)
Net income (loss) attributable to noncontrolling interest	1,495	(247)	(b)	1,248
Net loss attributable to Ener1, Inc.	$(30,553)	$(9,505)		$(40,058)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.30)			$(0.40)

Diluted	$(0.30)			$(0.40)

Weighted average shares outstanding for Ener1, Inc.:
Basic	100,601			100,601

Diluted	100,601			100,601

(a)
To record interest expense of $8,308,000 for the 2004 Debentures and 2005 Debentures unamortized discount previously calculated incorrectly and improperly recorded to additional paid in capital.
To record interest expense of $1,444,000 to correct the amortization of deferred financing costs.

(b)	Adjustment to accretion discount on Series A Preferred Stock previously calculated incorrectly.

Balance Sheet Impact

In addition to the effects on Ener1's consolidated statement of operations for the three and nine months ended September 30, 2008 as discussed above, the restatement impacted Ener1's opening consolidated balance sheet as of January 1, 2009.  The following table sets forth the effects of the restatement adjustments on Ener1’s consolidated balance sheet as of September 30, 2009 as compared to the consolidated balance sheet as of September 30, 2009 as previously reported on November 9, 2009:

(dollars in thousands)

	September 30, 2009				December 31,
	As previously				2008
	reported	Adjustments		As restated	Restated
ASSETS
Current assets
Cash and cash equivalents	$17,931			$17,931	$11,229
Restricted cash	3,428			3,428	2,976
Accounts receivable, net of allowance of $896 and $915	6,046			6,046	7,006
Inventory, net of allowance for obsolescence of $1,414 and $483	7,514			7,514	10,202
Prepaid expenses and other current assets	941			941	1,199
Total current assets	35,860	-		35,860	32,612

Property and equipment, net of accumulated depreciation of $6,877 and $2,728	47,720			47,720	39,513
Deferred financing costs, net of amortization of $45 and $0	401	-		401	5,088
Intangible assets, net of accumulated amortization of $2,204 and $568	13,724			13,724	15,246
Investment in unconsolidated entity	13,615			13,615	-
Goodwill	50,437			50,437	48,674
Other	871			871	598
Total assets	$162,628	$-		$162,628	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$8,903			$8,903	$16,322
Income taxes payable	323			323	318
Convertible line of credit and accrued interest due to related party,
net of discounts of $2,768 and $0	9,478			9,478	-
Short term borrowings	12,439			12,439	9,414
Capital lease obligations, current portion	2,306			2,306	2,003
Total current liabilities	33,449	-		33,449	28,057

Other long-term payables	1,443			1,443	1,093
Deferred income tax liabilities	302			302	397
Derivative liabilities	8,041			8,041	-
Long term borrowings	4,206			4,206	795
Capital lease obligations, less current portion	3,280			3,280	4,580
Convertible bonds	374			374	396
Total liabilities	51,095	-		51,095	35,318

Commitments and contingencies

Stockholders' Equity:
Common stock, $0.01 par value, 175,714,286 shares authorized,
121,125,387 and 113,074,478 issued and outstanding	1,213			1,213	1,132
Paid in capital	417,189	13,713	(a)	430,902	397,080
Accumulated other comprehensive income	3,982			3,982	1,510
Accumulated deficit	(312,794)	(13,713)	(b)	(326,507)	(296,826)
Total Ener1, Inc. stockholders' equity	109,590	-		109,590	102,896
Noncontrolling interest	1,943			1,943	3,517
Total stockholders' equity	111,533	-		111,533	106,413
Total liabilities and stockholders' equity	$162,628	$-		$162,628	$141,731

(a)	To correct the accounting for conversions of 2004 Debentures and 2005 Debentures.

(b)	To adjust opening retained earnings for $3,961,000 and to reflect aggregate effect of income statement adjustments of $9,752,000 for the nine months ended September 30, 2008.

Note 3 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, we adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to our own stock.  The new guidance has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  See Note 6, Derivative Instruments and Fair Value of Financial Instruments for additional information regarding the impact on the financial statements from the adoption of this guidance.

We adopted new accounting guidance on disclosures about derivative instruments and hedging activities on January 1, 2009.  The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial statements.  See Note 6, Derivative Instruments and Fair Value of Financial Instruments regarding our derivative instruments.

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

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. See Note 6, Derivative Instruments and Fair Value of Financial Instruments for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

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

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. See Note 6, Derivative Instruments and Fair Value of Financial Instruments for this information.

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

See Note 10, Related Party Transactions for additional information regarding the A&R LOC Agreement.

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

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Three Months Ended September 30, 2008
(In thousands, except share data)

	Historical Ener1 Three Months Ended September 30, 2008 (Restated)	Historical Enertech Three Months Ended September 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined (Restated)
Net sales	$39	$11,811	$(107	) (a)	$11,743
Cost of sales	-	10,582	(71	) (a)	10,511
Gross profit	39	1,229	(36)		1,232
Operating expense	8,731	2,021	45	(a), (b)	10,797
Total other expenses	(12)	(1,335)	370	(c ), (d)	(977)
Income tax expense	-	57	-		57
Net loss	(8,704)	(2,184)	289		(10,599)
Net loss attributable to noncontrolling interest	416	-	298	(e)	714
Net loss attributable to Ener1, Inc.	$(9,120)	$(2,184)	$(8)		$(11,312)

Weighted average shares outstanding	106,353		5,000	(f)	111,353

Net loss per share-basic and diluted	$(0.09)				$(0.10)

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Nine Months Ended September 30, 2008
(In thousands, except share data)

	Historical Ener1 Nine Months Ended September 30, 2008 (Restated)	Historical Enertech Nine Months Ended September 30, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined (Restated)
Net sales	$573	$32,472	$(737	)(a)	$32,308
Cost of sales	-	28,678	(486	)(a)	28,192
Gross profit	573	3,794	(251)		4,116
Operating expense	22,239	5,060	(282	)(a), (b)	27,017
Total other expenses	(17,144)	(2,457)	1,179	(c ), (d)	(18,422)
Income tax expense	-	268			268
Net loss	(38,810)	(3,991)	1,210		(41,591)
Net loss attributable to noncontrolling interest	1,248	-	619	(e)	1,867
Net loss attributable to Ener1, Inc.	$(40,058)	$(3,991)	$591		$(43,458)

Weighted average shares outstanding	100,601		5,000	(f)	105,601

Net loss per share-basic and diluted	$(0.40)				$(0.41)

Footnotes on following page.

(a)	Reduction of net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Reduction of gain on derivative liability for intercompany transactions relating to bonds with warrants.
(e)	Noncontrolling interest reflects an adjustment to the allocable portion of pro forma income before controlling interest in Enertech.
(f)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

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

Basic and diluted loss per share is calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008 (Restated)	2009	2008 (Restated)
Numerator:
Net loss attributable to Ener1, Inc.	$(15,837)	$(9,120)	$(36,006)	$(40,058)
Adjustment for derivative gains on certain warrants	-	-	(843)	-
Net loss used in calculating diluted loss per share	$(15,837)	$(9,120)	$(36,849)	$(40,058)

Denominator:
Weighted average number of common shares outstanding	117,238	106,353	114,851	100,601
Effect of dilutive securities:
Certain warrants	-	-	41	-
Shares used in calculating diluted loss per share	117,238	106,353	114,892	100,601

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

Note 11 – Stock-Based Compensation

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

The following table provides segment financial information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(Restated)		(Restated)
Net sales:
Corporate	$55	$30	$165	$30
Battery	8,049	6	23,675	518
Fuel Cell	13	3	6	25
Total Net Sales	$8,117	$39	$23,846	$573

Corporate allocations:
Corporate	$(2,901)	$(2,243)	$(8,437)	$(9,124)
Battery	2,610	1,798	7,443	6,393
Fuel Cell	230	327	756	2,222
Nanotechnology	61	118	238	509
	$-	$-	$-	$-

Net loss attributable to Ener1, Inc.
Corporate	$(2,715)	$(418)	$(854)	$(16,158)
Battery	(11,975)	(6,990)	(31,321)	(17,272)
Fuel Cell	(894)	(1,263)	(2,875)	(5,277)
Nanotechnology	(253)	(449)	(956)	(1,351)
Net loss attributable to Ener1, Inc.	$(15,837)	$(9,120)	$(36,006)	$(40,058)

	September 30,	December 31,
	2009	2008
Assets:
Corporate	$29,069	$10,910
Battery	132,976	130,169
Fuel Cell	451	488
Nanotechnology	132	164
Total assets	$162,628	$141,731

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

Other Income and Expenses
	2009			2008	Ener1 Change
	Ener1	Enertech	Totals	Ener1	$	%
Interest expense (a)	$(3,869)	$(392)	$(4,261)	$(21,482)	$17,613	-82%
Interest income	4	113	117	341	(337)	-99%
Other	32	134	166	61	(29)	100%
Gain (loss) on derivative liabilities	2,456	(26)	2,430	3,936	(1,480)	-38%
Loss on foreign currency transactions	(11)	(73)	(84)	-	(11)	100%
Total other income (expenses)	$(1,388)	$(244)	$(1,632)	$(17,144)	$15,756	-92%

(a)	The interest expense for Ener1 for 2008 has been restated. See Item 1. Note 2 – Restatement and Reclassification of Previously Issued Financial Statements for further details.

Interest expense:  Interest expense represents a combination of both cash and non-cash interest related to our capital lease obligations, deferred financing costs and debt issuance costs as well as Enertech’s bank borrowings and convertible bonds.  Cash paid for interest expense was $746,000 and $164,000 for the periods ended September 30, 2009 and 2008, respectively.  Non-cash interest expense was $3,515,000 and $ 21,318,000 for the periods ended September 30, 2009 and 2008, respectively.  Cash interest expense for the period ended September 30, 2009 included $330,000 for Enertech.

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

The overall decrease in interest expense of $ 17,613,000 is primarily due to the change to interest expense in 2008 for the unamortized discount on convertible bonds at the date the bonds were converted to common stock and due to the  reduced principal and interest of convertible note and debenture instruments which were converted into shares of Ener1 common stock during the nine months ended September 30, 2008.

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

The following information is a summary of consolidated cash flows for Ener1 for the nine months ended September 30, 2009 and 2008 (in thousands):

	2009	2008 (Restated)	$ Change	% Change
Net loss	$(36,331)	$(38,810)	(2,479)	6%
Non-cash items	10,719	20,146	(9,427)	47%
Decrease in working capital items	(3,714)	(1,216)	(2,498)	205%
Operating activities	(29,326)	(19,880)	(9,446)	48%
Investing activities	(17,157)	(8,231)	(8,926)	108%
Financing activities	53,365	21,987	31,378	143%
Effects of exchange rates on cash and cash equivalents	(180)	(50)	(130)	100%
Net increase (decrease) in cash and cash equivalents	$6,702	$(6,174)	$12,876	-209%
Cash and cash equivalents - beginning balance	11,229	24,826	(13,597)	-121%
Cash and cash equivalents - ending balance	$17,931	$18,652	$(721)

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the  quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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