Form 10-K
period 2009-12-31
ENER1 INC
filed 2010-03-11
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-34050

Ener1, Inc.
(Exact name of registrant as specified in its charter)
FLORIDA	59-2479377
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1540 Broadway, Suite 25C
New York, New York 10036
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code            (212) 920-3500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
Yes ☐ No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $271,310,000 based on the closing price on that date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or  15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of March 8, 2010
Common stock, par value $0.01 per share	125,426,644

Ener1, Inc.

FORM 10-K

For the year ended December 31, 2009

Ener1, Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as “Ener1,” “the Company,” “the Registrant,” “we,” “our,” or “us.”

Cautionary Statement Concerning Forward-Looking Information

We have made forward-looking statements in this Annual Report including, without limitation, statements concerning our financial outlook for 2010 and beyond, estimates and projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, all of which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Forward-looking statements may appear throughout this Annual Report, including, without limitation, the following sections: “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.”  Any statements contained in these sections that are not statements of historical fact may be deemed forward-looking statements. Our forward-looking statements may be identified by words such as “believe,” “project,” “expect,” “think,” “anticipate,” “intend,” “estimate,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions. You should understand that these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A).  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

Item 1.      Business

Business Overview

We are engaged primarily in the business of designing, developing and manufacturing high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage.  In 2010, we anticipate commencing volume production of large format cells and battery packs for electric vehicles.  This is in addition to our existing volume production of cells for electronics markets.  We expect to begin shipment of battery packs to Think Global AS of Oslo, Norway (“Think Global”) for the Think City electric vehicle in the second quarter of 2010.  We are also continuing to work with Volvo Corporation (“Volvo”) to begin expected production of battery packs for the Volvo C30 electric vehicle in the first quarter of 2011.  We are also continuing activities to design and manufacture prototype battery packs for tests by customers in the transportation, stationary power and military markets.  We are further continuing research activities to develop future generations of battery cell chemistries that can improve the power, density and life of large format batteries.

Potential end markets for large format batteries include transportation, stationary power (energy storage for utilities and renewable energy, such as wind and solar power, in addition to battery backup systems for the home) and military applications.  Our small cell markets include battery packs for consumer and industrial electronics including hand-held scanners and two-way radios.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.

In 2010, we anticipate completing the first phase of a major expansion of our battery cell production capacity at our manufacturing facilities in Indiana.  In February 2010, we entered into a lease for a new facility in Indiana with an option to purchase that facility, which will facilitate the planned production capacity expansion.  In February 2010, the Department of Energy (“DOE”) formally approved a grant to us under the Automotive Battery Manufacturing Initiative (“ABMI”) program awarded in August 2009 under the stimulus package in the amount of $118.5 million, the funds from which will be used to finance this capacity expansion.  The ABMI grant requires us to match each dollar of grant money with a dollar of our own investment.  We plan to spend approximately $63 million in the United States and $12 million in Korea to meet our expected increased demand requirements.  We expect $31.5 million to be funded by and under the ABMI grant award.  In addition, we continue to work with the DOE on our application for low interest loans under the Advanced Technology Vehicle Manufacturing Incentives Program (“ATVM”) for further expansion of battery production capacity.  Our most recent application is seeking a loan currently estimated to be between $275 million and $300 million.  The ATVM loan program requires us to match each eighty cents of loan money with twenty cents of our own investment.  Funds received pursuant to the ATVM loan program are restricted to the purchase of equipment and are subject to terms and conditions for equipment grants by the DOE.

We believe that delivering safe battery solutions which deliver high energy density and long life will be critical to success in this industry.  We use multiple chemistries to achieve these objectives based upon the customers’ requirements for power and energy.

We also conduct research and development activities on fuel cells and nano coating processes.

Development of our Business

Company History

Ener1, Inc. (“Ener1”) is a Florida corporation, founded in 1985 and headquartered in New York, New York.  Ener1 Group, Inc., a privately held company (“Ener1 Group”), acquired an 80% stake in our company in early 2002 and changed the name from Boca Research to Ener1. At December 31, 2009, Ener1 Group owned approximately 52% of our outstanding common stock and two of our nine directors are affiliated with Ener1 Group.  At December 31, 2009, Bzinfin, S.A., (“Bzinfin”) the owner of 68.5% of the common stock of Ener1 Group, directly owned approximately 3% of our outstanding common stock.

Since 2002, we have engaged in research, development and production of lithium-ion batteries.  In October 2004, we acquired an 80.5% interest in the lithium-ion battery operations of Delphi Corporation (“Delphi”) located in Indianapolis, Indiana, and formed EnerDel, Inc. (“EnerDel”) to conduct our battery development business.  In August 2008, we took full ownership of the EnerDel subsidiary by acquiring the 19.5% interest held by Delphi for 2,857,143 shares of Ener1 common stock.  We also revised the exercise price of certain warrants held by Delphi exercisable into 750,000 shares of Ener1 common stock from $7.00 per share to $5.25 per share.

In 2005, we began working on the development of lithium titanate (“LTO”) based chemistry for HEV batteries under the United States Advanced Battery Consortium (“USABC”) program, a consortium of Ford, General Motors and Chrysler with funding provided by the DOE. We are currently working on a Phase II grant for LTO cell development.  We are also developing an LTO battery for PHEVs, but with a different cathode material, under an award from the DOE which is being managed by the USABC.  We have also developed cells using other lithium-ion chemistries.  In 2010, we expect to commence commercial production of a battery for the Think City electric vehicle that uses a chemistry consisting of a hard carbon anode and a mixed oxide lithium-ion cathode.

In 2007, pursuant to a Supply Agreement (the “Supply Agreement”) with Think Global, we began developing a lithium-ion battery pack designed specifically for the Think City electric vehicle.  Think Global refinanced its operations in August 2009 after reorganization under Norwegian law. In August 2009, we participated in a $43 million investment in Think Holdings, AS, a Norwegian limited liability company (“Think Holdings”) the controlling shareholder in Think Global, and committed to invest $19 million in exchange for voting and equity rights of approximately 34% and 32%, respectively. We completed the third and final tranche in this investment in February 2010.   In September 2009, we revised and replaced the existing Supply Agreement with Think Global, which provided us with, among other rights, an exclusive right to supply battery packs and a right of first refusal with respect to battery supplies from competing battery suppliers.

Our research and development activities continue. However, we are commencing manufacturing and production of our lithium-ion batteries.  Through 2009, we have invested approximately $30 million in equipment and building improvements to establish cell manufacturing and battery pack assembly capacity in our Indiana facilities. In 2010, we plan to complete the first phase of a major expansion of our battery cell production capacity at our manufacturing facilities in Indiana.  In February 2010, we entered into a lease for a new facility in Indiana with an option to purchase that facility, which we expect will facilitate our planned production capacity expansion.  In February 2010, the DOE formally approved a grant to us under the ABMI program awarded in August 2009 under the stimulus package in the amount of up to $118.5 million, the funds from which we expect to help finance this capacity expansion.  We plan to spend approximately $63 million in the United States and $12 million in Korea to provide additional production capacity. We expect $31.5 million to be funded under the ABMI grant award.  At December 31, 2009, we had committed to purchase approximately $29 million of equipment during 2010.

In October 2008, we acquired approximately 83% of Enertech International, Inc., (“Enertech”), a Korean based manufacturer of lithium-ion batteries, which ownership we have subsequently increased to 89%.  The acquisition expanded our production capabilities by adding Enertech’s 145,000 square foot lithium-ion battery manufacturing plant and production equipment located in South Korea.  Enertech has expertise in manufacturing flat or prismatic batteries which are used in our battery packs and has been supplying cells, based on EnerDel’s design, for the Think Global battery packs, which we expect to begin shipping in the second quarter of 2010.

In March 2010, we formed Ener1 Europe, S.A.S. (“Ener1 Europe”), a wholly-owned subsidiary of Ener1.  Ener1 Europe is headquartered in Paris, France and is primarily focusing on business development activities and our European customer programs.

Corporate Financing Developments

During 2007 and 2008, we took steps to improve our balance sheet and increase the trading volume of our common stock   In November 2007, we raised $29.4 million in a private placement of common stock to institutional investors.  During 2008, we converted our outstanding Debentures and Notes due to Ener1 Group and outstanding Series B Preferred Stock into Ener1 common stock, and we redeemed our Series A preferred stock for cash.  During 2008, investors in our November 2007 private placement exercised warrants resulting in additional net proceeds of $29.7 million.

In April 2008, we completed a one for seven reverse stock split of our common stock. Our common stock began trading on the American Stock Exchange on May 8, 2008, and began trading on the NASDAQ stock market on January 2, 2009 under the symbol HEV.

On December 29, 2008, we entered into a line of credit agreement with Ener1 Group, our majority shareholder, for $30.0 million over a period of 18 months.  Through February 28, 2010, we had borrowed $16.8 million under the line of credit.

On January 7, 2009, we filed a registration statement on Form S-3 to register securities in an amount of up to $100 million for potential future issuance.  The registration statement became effective on February 5, 2009.  In September 2009, we completed an “at the market” offering of $40 million of our common stock pursuant to the registration statement.  At the market offerings give us the discretion when and at what price to sell our common stock, subject to certain conditions.  In February 2010, we filed a prospectus to sell up to an additional $60 million in an “at the market” offering pursuant to the registration statement.  Through February 28, 2010, we have sold $3.1 million of the $60 million offering.

Operating Segments

We have three operating segments: battery, fuel cell and nanotechnology.  Our battery business develops and markets advanced lithium-ion batteries.  The fuel cell business develops and markets fuel cells and fuel cell systems.  The nanotechnology business develops nanotechnology related manufacturing processes and materials.  Financial information for the years ended December 31, 2009, 2008 and 2007 regarding our operating segments, including geographic information, is incorporated by reference from Note 20, “Segments,” to our Consolidated Financial Statements.

Our Battery Business

We develop and manufacture lithium-ion battery systems for EVs, HEVs, and PHEVs.  We serve the transportation and stationary power market segments in North America, Europe and Asia and the military markets in the United States.  We manufacture and assemble our batteries in our United States-based and Korea-based plants, and currently are increasing EnerDel’s global production capacity of cells in both countries.  Ultimately, we envision a hub-and-spoke model for manufacturing and distribution, basing cell manufacturing in our Indianapolis and Korean facilities and locating pack assembly closer to our customers worldwide to reduce transportation costs and increase customer response times.

In the transportation sector, we expect that due to (1) volatility in oil prices, (2) government initiatives to increase fuel efficiency, (3) worldwide efforts to reduce dependence upon oil, and (4) government initiatives to reduce CO2 emissions, demand will grow significantly for EVs, PHEVs, and HEVs over the next 10 years.  We believe that strategic and national security considerations will also play a role in this anticipated trend.  The National Highway Transportation Safety Administration’s (NHTSA) has established an increased Corporate Average Fuel Economy (“CAFÉ”) standard of 34.1 miles per gallon which now includes light duty trucks.   We believe that electrification of the automobile will be critical to main-line auto manufacturers achieving this new CAFÉ standard. President Obama has set a goal of having one million PHEVs and EVs in the United States by 2015.

Government Programs Promoting HEVs and Advanced Batteries

United States government programs are funding a significant increase in investment in the domestic battery business and related supplier markets, and we are directly benefiting from these programs as a United States-based manufacturer.

We believe that the demand for our product in the transportation and stationary power markets is greatly affected by the price of oil.  According to the Energy Information Administration, refiner acquisition price for domestic oil increased to a peak monthly average of $129.03 per barrel in June 2008 compared to $50.77 per barrel in January 2007.  Refiner gasoline prices increased from $1.57 to $3.42 per gallon during this same period.  Subsequently, due in great part to lower worldwide demand and worldwide recession, oil and refiner gasoline prices declined to $37.67 per barrel and $1.06 per gallon in December 2008 and increased to $71.25 and $1.99 in December 2009.

We believe that the volatility in energy prices is traceable directly to worldwide economic activity, and we expect that oil prices will increase again after the worldwide recession ends and economic growth resumes.  The current administration of the United States government has identified energy independence and reduction of greenhouse gasses as critical initiatives, and has approved funding of a number of grant and loan programs that will specifically benefit the transportation and stationary power battery markets.  These programs are in a large part specifically targeted at domestic manufacturers of batteries and related suppliers.

In February 2009, the United States government approved a stimulus plan which included $2 billion of grants for the development of advanced battery manufacturing capability under the ABMI.   The program provides grants that support the construction of United States-based battery manufacturing infrastructure for lithium-ion and other advanced batteries used in electric drive vehicles. The program’s goal is to create a domestic battery manufacturing capability to support broad implementation of new hybrid and electric drive vehicles.

In December 2008, we applied for a $480 million loan under the ATVM to increase our battery manufacturing capacity in Indiana.  The ATVM was created under Section 136 of the Energy Independence and Security Act of 2007.  As a result of grants we were awarded under the ABMI, we have resubmitted our most recent application and are now seeking a loan currently estimated to be between $275 million and $300 million under the ATVM program.  We continue to provide diligence and customer information to the DOE pursuant to the application process.

Principal Products

Transportation Products

Our primary transportation products consist of lithium-ion batteries and battery packs for HEVs, PHEVs, EVs and other vehicles such as trucks and buses.  Automotive battery packs consist of multiple battery cells that are combined in a module.  Modules are linked together and controlled by a battery management system that manages the battery pack’s operations and monitors its performance and safety compliance.  Our battery cells have a prismatic design and are flat, rather than round, offering a more compact design.  EnerDel is an end-to-end solutions provider that develops and manufactures everything from the cells to the completed battery pack.  Automotive manufacturers have particular specifications for different vehicles related to performance, size, form factor and weight.

HEVs are cars that are powered by a combination of a battery-powered electric motor and a combustion engine. HEVs use a gasoline engine as the primary source of propulsion, and battery power during acceleration, for start-stop functions, regenerative braking and in some models for limited electric drive only mode. Well known HEVs include the Toyota Prius and Honda Civic.  The PHEV generally is a hybrid car that runs primarily on battery power and uses the combustion engine for situations where the battery is depleted and to recharge the battery. The battery can be recharged at an electric outlet wherever access to the electric grid is provided. The most well known PHEV concept car is the Chevrolet Volt, which is expected to be available in 2010.  The industry estimates that as many as 85% of American drivers drive less than 40 miles per day, and that an affordable PHEV that has a pure electric range of 40 miles would result in a significant reduction of oil consumption.  EVs are cars that use battery power as the sole source of energy and do not have a combustion engine.  Like PHEVs, the battery is recharged at an electric outlet and is currently being designed to travel 70 to 200 miles on battery power before requiring recharging.   Well known EVs currently being designed or produced include the Think City, the Nissan Leaf, and the Tesla Roadster.  There are efforts by organizations, including utility companies, governments and independent companies such as Project Better Place to develop charging stations for PHEVs and EVs.

PHEV and EV Batteries

Batteries for PHEVs and EVs are high energy density batteries which are designed to provide energy for longer periods, but do not generally have the “burst” power capability of high-rate/high-power batteries.  PHEV and EV batteries generally use the same chemistry, but EVs require more cells, for capacity and energy reasons, than a PHEV.

We have developed a high energy density battery using a hard carbon anode and a mixed oxide cathode to produce a 24.5 kWh (kilowatt hour) battery pack for the Think City electric vehicle and the Volvo C30 electric vehicle.  These cells are being tested by other customers in a variety of pack configurations.  We are conducting research and development of a second generation battery for EVs and PHEVs using LTO chemistry.  Our high energy density cell technology and EV pack design have undergone various performance and safety testing, and lifetime testing is ongoing.

HEV Batteries

In addition to our hard carbon lithium-ion chemistry, we are continuing research and development of LTO chemistry for HEVs and PHEVs. We believe LTO chemistry provides for safe, high-power (a fast charge and discharge rate) performance and a battery that runs efficiently in a wide range of cold and warm temperatures.  Our HEV cells do not generate significant heat during periods of high charge and discharge, unlike consumer electronic lithium-ion batteries that use graphite anodes and cobalt based cathodes.  We continue to modify and test our chemistries to improve the longevity of the battery.

Battery Packs

Our experienced automotive battery pack engineering design team provides a total systems solution with a “plug-and-play” battery pack system.  Our design is modular, which makes any servicing less complicated, and incorporates safety and cooling features designed into the pack.  We design our own software for battery management.

Other Potential Markets

The following chart indicates some of the potential markets that we believe may be available for technologies that we are developing for the automotive battery sector:

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

Stationary Power

We believe that stationary power represents a developing market opportunity for EnerDel. In November 2009, we announced that we would be supplying batteries for a smart grid program announced by the DOE. We will supply batteries for five one-megawatt power systems that will be used by Portland General Electric to help manage peak demand and smooth the variations in power from renewable sources like wind and solar.  We believe that lithium-ion battery technologies we are developing will have future applications as backup power for homes and use in storing energy for renewable power sources such as wind, solar and geothermal.  Electrical utilities will be able to utilize battery applications to balance demands from the electrical grid, effectively charging batteries during low periods of demand and utilizing them during peak periods.  Effective deployment of this technology could reduce the demand for additional electric generating capacity in the United States and regions around the world.

Military Applications

EnerDel is currently working towards a 2010 completion of three Defense Logistics Agency (“DLA”) funded research programs.  The DLA is the Department of Defense’s (“DOD”) largest logistics combat support agency, providing worldwide logistics support.  The programs include two Unmanned Aerial Vehicle (“UAV”) battery material programs and a Phase II award for further development of an asset tracking battery system.  In 2008, we completed work under the first phase of the asset tracking battery system.  In September 2009, EnerDel was awarded $1.3 million in funding from the Tank Automotive Research Development Engineering Center (“TARDEC”) for development and delivery of battery systems designed for a research platform version of the High Mobility Multi-purpose Wheeled Vehicle (the “Humvee”), the XM-1124.  In 2009, EnerDel also began work on a $5 million, three year cooperative development agreement with the DOE and Argonne National Laboratory for a redox shuttle electrolyte additive.  Redox shuttle electrolyte additives are used to prevent battery overcharging, and could simplify cell overcharge protection circuitry.

Small Cell

Enertech specializes in “small cell” technology, and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells, and lithium polymer batteries that are used in security systems and GPS systems.  Enertech also manufactures battery packs for hand-held scanning devices and two-way radios sold in the United States.  The plant has achieved Korean ISO-9002 and TL9000 certifications.  Enertech also manufactures large format cells for automotive applications specified by EnerDel.

Sales and Marketing

We expect a significant portion of our early customers to be based in Europe, where EVs and PHEVs are expected to gain early consumer acceptance due to higher energy prices, carbon emission legislation and driving patterns.  During 2009, we established a sales and engineering support office in Europe and in March 2010 we formed Ener1 Europe, which is being managed by our Executive Vice President of sales and marketing.  The European sales team is supported by the United States based engineering group.  We presently have sales persons in the Netherlands, Germany and France, and expect to expand our European presence in 2010.  Our sales and engineering team supports existing customers such as Think Global, as well as engineering development activities for other potential production customers.

In the United States, we market our products through a combination of our own sales force, executive level meetings with potential customers, and attendance at trade shows.  Due to the emerging nature of the large format lithium-ion battery market, our public, media and government relations efforts are also important to provide exposure to our potential customers and ultimately the consumer and to increase awareness for our products and our company.  Our sales team includes sales persons with automotive experience and sales engineers within our engineering group.  In addition, our engineering and management team participated in sales presentations and business development during 2009.  We also have salespeople in the government and stationary power markets.  Sales in the automotive sector are generally conducted through direct interaction with the engineering platform teams at the automotive and tier one suppliers.  Technical specifications for products are established by the automotive companies and tier one suppliers, and competitive bidding is often used as a mechanism for awarding some contracts.  Traditionally, automotive companies often source the same product from more than one supplier.  However, the industry is in the early development phase, and product standardization has not been introduced.  Initially, we expect many contracts to be sole sourced until standardization develops.

Enertech’s small cell sales and marketing team includes a direct sales force and support staff of fifteen persons in Korea, a sales manager in Europe and a sales manager and sales engineer in the United States.

Customers

Our prospective and current customers for large format cell battery packs are original equipment manufacturers, or OEMs, in the light and heavy duty industries, as well as tier one suppliers to automotive, truck and bus OEMs.  Our prospective customers in the stationary power markets are utilities, renewable energy suppliers such as wind, solar and geothermal installers, and homeowners.  Our relationships with the government include the DOD and other departments of the United States government, from which we may seek research grants and development contracts.  Our customers in the small cell market include large consumer product companies in the telephone and the hand-held scanner markets.  We consider Symbol Technologies (Motorola) to be a significant customer in our small cell business.

In the large format prismatic cell market, we expect that Think Global will be a significant customer in 2010.  In addition, we are currently engaged with customers on over 30 development or production programs in transportation (automotive, bus and heavy duty), stationary power, military, government, and other industrial energy storage customers.  These projects involve customers in North America, Asia Pacific, and Europe.  Within stationary power, we have a demonstration project with Portland General Electric for a smart grid application. In transportation markets, we expect to begin shipping EV battery packs for the Think City EV in the second quarter of 2010.  In addition, we expect to begin shipping EV battery packs in the first quarter of 2011 for Volvo’s production intent C30 electric vehicle.  Other programs under development include, an electric bus program in Japan with Hokkaido Electric Power Company (“HEPCO”)  (a low carbon transportation system project with Mazda, Family Mart, and ITOCHU), a zero emissions bus program with AC Transit, EV conversion programs with a national postal service, and  a specialty vehicle conversion.  In the military market we have a project with TARDEC for an HEV vehicle application.  Within the government sector we have programs with the DLA within the DOD as well as multiple programs with the Department of Energy.  In addition we have research and development programs with USABC, Nissan, ITOCHU, and Kyushu Electric Power Company, Inc. (“KEPCO”) (demonstration of fast charge technology).

In the automotive and utility markets, the selling cycle is generally quite long. There is ordinarily an iterative, interactive process in which the customer tests and evaluates prototypes or samples (cells and/or packs), and the supplier then modifies the product characteristics to achieve the customer’s requirements. Due to the long battery life required by the automotive manufacturers, this testing and evaluation could take several years and includes the delivery of samples, prototypes and final products.  In addition, the procurement cycle for automotive makers is quite long due to the requirements for design and retooling associated with new automobile models.

Automotive companies often purchase system solutions from tier one suppliers, such as Continental Systems, Bosch, Delphi and Johnson Controls.  Our sales and marketing efforts are directed to the automotive companies and the tier one suppliers.

The sales cycle for military markets may also be lengthy depending on the longevity requirement for the specific application.  We expect product development under these programs to undergo thorough testing and evaluation of samples and prototypes before approving a final product, which may extend over relatively long periods of time.

We cannot predict the extent to which our sales, if any, will be dependent on a single customer or small group of customers. However, given the limited number of expected HEV, PHEV and EV automotive manufacturers and our focus on them as our primary market. We believe that the bulk of our expected sales will be concentrated in a small number of customers.

Competition

Competition in the battery industry is, and is expected to remain, intense. This competition ranges from development stage companies to major domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. We compete against companies producing lithium-ion batteries for portable electronics in high volume, as well as other non-rechargeable and rechargeable battery technologies. We compete on the basis of performance, cost and reliability.  Toyota, the industry leader in the production of HEVs, and other battery manufacturers, such as NEC, Johnson Controls, A123 Systems, Hitachi and Compact Power have significant development programs for lithium-ion batteries for North American and European automotive manufacturers. Like EnerDel, Johnson Controls, A123 Systems and Compact Power are all participants in the USABC HEV and PHEV battery development programs.  Toyota/Panasonic and Nissan/NEC have lithium-ion development programs to supply batteries for their own HEV production.  Toyota owns a controlling interest in Panasonic, and in December 2009, Panasonic acquired controlling ownership of Sanyo, which is the largest producer of commercial battery cells.  Other collaborations include: Bosch-Samsung, Daimler-Evonik-Litec, Continental-ENAX, GS Yuasa-Mitsubishi and Nissan-NEC under the name AESC.  In China, BYD has stated their intention to introduce an EV using their own battery.

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

Battery Capacity

Under our 2010 capital expenditure plans for Indiana and Korea, we are taking actions with the aim of increasing our cell and battery pack production capacity throughout the year to reach capacity levels by October 2010 that would enable us to produce the equivalent of 1,000 EV packs per month.

We intend to produce battery cells in our Indianapolis and Mount Comfort, Indiana and our South Korea facilities.  We lease approximately 92,000 square feet in Indianapolis, Indiana, where we conduct cell development, engineering and prototype manufacturing.  The facility includes 68,000 square feet of manufacturing space and 24,000 square feet of office space.

On February 9, 2010, we entered into a two-year lease for 211,500 square feet of industrial space in the western half of a building located in Mount Comfort, Hancock County, Indiana.  We have a right of first refusal to lease 211,500 square feet of additional space in the building.  We also have an option to purchase the building, which option expires on December 31, 2011 (the “Purchase Option Period”). If the Purchase Option is exercised on or before December 31, 2010, the purchase price would be $15.5 million, and will increase by $40,000 per month thereafter until the Purchase Option is exercised up to a maximum purchase price of $16.0 million. If EnerDel fails to exercise the Purchase Option by the expiration of the Purchase Option Period, the landlord has the right to require EnerDel to enter into a fifteen year lease for all of Building 1.

We lease 31,000 square feet of manufacturing assembly space in Noblesville, Indiana.  This facility is being used for battery pack assembly and related battery pack engineering and testing activities.

We own a 145,000 square foot lithium-ion manufacturing facility in Chungcheongbuk-do, Korea.  During the first half of 2010, Enertech will be producing 100% of our cell requirements for the Think City EV at this facility.  We estimate that cell production in Indiana will commence in June 2010 after the installation and testing of additional end-of-line assembly and formation equipment.

We lease 11,000 square feet of small cell pack assembly and sales and administrative space in Hackensack, New Jersey.

Research and Development

During 2009, 2008 and 2007, we spent $30.8 million, $22.9 million and $11.9 million, respectively, on research and development net of proceeds from grants of $3.7 million, $3.8 million and $0.9 million, respectively.

Raw Materials and Suppliers

A primary material used in our battery is lithium, which is currently believed to be in adequate worldwide supply.  According to the U. S. Geological Survey, Mineral Commodity Summaries, January 2010, the primary source of lithium is from brine and the largest producing countries of lithium are Chile, Australia, China and Argentina.  Estimated mining reserves are 38,000 tons located in the United States and 9.9 million tons located in other countries.  Annual worldwide consumption in 2008 was an estimated 18,000 tons.  Lithium consumption is expected to increase as the HEV and EV markets expand over the next ten years, and eventually new sources of lithium will need to be developed to meet this increased demand.  An estimated 23% of global lithium consumption is for batteries.

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

Our EnerFuel Business

Our EnerFuel subsidiary, located in West Palm Beach, Florida, is working on developing a hydrogen fuel cell range extender for PHEVs and has created a high temperature fuel cell stack which was incorporated into an EV based on the Scion xB platform.  Other planned products are in early stages of development and completion of prototypes will require additional time, effort and funding.  EnerFuel’s net loss after corporate allocations was $3.7 million for the year ending December 31, 2009.

Our NanoEner Business

Our NanoEner subsidiary, located in Fort Lauderdale, Florida, has built prototype equipment that utilizes a proprietary vapor deposition and solidification (“VDS”) process for depositing materials onto battery electrodes as part of the battery cell manufacturing process.  NanoEner is developing electrodes produced using this process for testing and is still in the research and development phases.  Our planned products are still under development and will require significant capital to continue testing and research.  NanoEner’s net loss after corporate allocations was $1.2 million for the year ending December 31, 2009.

Intellectual Property

Ener1 has 40 issued United States patents, 14 foreign patents and has 144 pending and published United States, Patent Cooperation Treaty and other international patent applications relating to lithium-ion batteries, fuel cells, nanotechnology and other related technologies. Many of these patents were obtained from Delphi when EnerDel was formed, and were issued during a period of several years preceding the formation of EnerDel. The majority of the issued patents will expire 20 years from the date of filing or the earliest priority date, as applicable. Ener1 continues to file patent applications, as appropriate, to protect its interests in new inventions. We have a policy of requiring our employees to sign confidentiality, inventions and other agreements, as well as a policy of entering into confidentiality agreements with third parties before disclosing any proprietary information to them.

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology or products that are similar to ours or that compete with ours. Patent, trademark, and trade secret laws afford only limited protection for our technology platform and products. The laws of many countries may not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to operate under aspects of our intellectual property or products or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology and products less valuable, if the design around is favorably received in the marketplace. In addition, if any of our products or technology is covered by third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot assure you that our technology and products do not infringe patents held by others or that they will not in the future.

Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement, invalidity, misappropriation, or other claims. Any such litigation could result in substantial costs and diversion of our resources. Moreover, any settlement of or adverse judgment resulting from such litigation could require us to obtain a license to continue to make, use or sell the products or technology that is the subject of the claim, or otherwise restrict or prohibit our use of the technology.

Employees

At December 31, 2009, we had 515 full time employees.  We have no employees under collective bargaining agreements.

Available Information
Our company Internet address is www.ener1.com We make available free of charge a variety of information where investors can easily find information about us including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

The information found on our Internet site is not a part of this or any other report we file with or furnish to the SEC and is not incorporated by reference into this Annual Report.

You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information that issuers (including Ener1) file electronically with the SEC.  The address of the SEC’s Internet site is http://www.sec/gov.

Government Regulation and Approvals

Certain aspects of production and transportation of batteries and fuel cells and their components or raw materials are regulated on the international, federal, state, and local levels, as well as by private commercial organizations. Transportation of battery products is regulated by the United States Department of Transportation and other governmental departments and international agencies. We will be required to comply with applicable regulations before we can ship our products on a commercial basis. We may need to obtain approvals for the storage or transportation of our batteries and of flammable or hazardous fuels before we are able to deliver some of our systems. Future legislation and/or other regulation concerning the transportation and storage of batteries and hydrogen fuel and other fuels associated with fuel cells is expected in the future.

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

Item 1A.    Risk Factors

There are numerous and varied risks and uncertainties, known and unknown, that may prevent us from achieving our goals.  The risks described below are not the only ones we will face.  If any of these risks actually occur, our business, financial condition, results of operations, cash flows, and the trading price of our common stock may be materially and adversely affected.

We will need additional capital to fund our development and production activities which may not be accessible on attractive terms or at all.

For the last several years, we have financed our operations and capital expenditures through the sale of our securities and by borrowing money. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, commercial acceptance of our products, our operating performance and the terms of our existing indebtedness. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, your ownership percentage of our common stock will be reduced. In addition, any such transaction may dilute the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand. Our failure to obtain any required future financing could materially and adversely affect our financial condition. Our ability to obtain financing from government grants is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. We cannot assure you that our efforts to obtain such funds from these government sources will be successful. If we do not obtain adequate short-term working capital and long-term financing, we would have to curtail our development and production activities and adopt an alternative operating model to continue as a going concern.

We have a history of operating losses.

We have experienced operating losses since 1997, and have incurred negative cash flows from operations since 1999. Cash used in operations for the years ended December 31, 2009, 2008 and 2007 was $40.7 million, $24.1 million and $26.7 million, respectively. We expect that we will continue to incur negative operating cash flows and require additional cash to fund our operations and implement our business plan. The continued development of our technology and products will require significant additional capital investment.

We may never complete the research and development of commercially viable products.

We are developing a number of products that involve new technologies.  While we have substantially completed the development of a lithium-ion battery pack for an electric vehicle and a prototype of our lithium-ion battery pack for hybrid electric vehicles, we continue to work on other projects which are in various stages of development including testing new lithium-ion chemistries for automotive, truck, bus, stationary power, military and other applications.  We do not know when or whether we will successfully complete research and development of our products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. We must complete substantial additional research and development in connection with these other projects before we will be able to manufacture a commercially viable battery product in commercial quantities. In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful lives prior to large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims.

If we are unable to develop, manufacture and market products that improve upon existing battery technology and gain market acceptance, our business may be adversely affected.

We are researching, developing, manufacturing and selling lithium-ion batteries and battery systems. The market for advanced rechargeable batteries is at a relatively early stage of development, and the extent to which our lithium-ion batteries will be able to meet our customers' requirements and achieve significant market acceptance is uncertain. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive, or even obsolete if we fail to continue to improve the performance of our battery chemistry and systems. Other companies that are seeking to enhance traditional battery technologies have recently introduced or are developing batteries based on nickel metal-hydride, liquid lithium-ion and other emerging and potential technologies. These competitors are engaged in significant development work on these various battery systems. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our target markets. If our battery technology is not adopted by our customers, or if our battery technology does not meet industry requirements for power and energy storage capacity in an efficient and safe design our batteries may not gain market acceptance.

Our working capital requirements involve estimates based on demand expectations and may decrease or increase beyond those currently anticipated, which could harm our operating results and financial condition.

In order to fulfill the product delivery requirements of our customers, we plan for working capital needs in advance of customer orders. As a result, we base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated or drops off sharply, our inventory and expenses could rise, and our business and operating results could suffer. Alternatively, if we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet this excess customer demand depends on our ability to arrange for additional financing for any ongoing working capital shortages, since it is possible that cash flow from sales will lag behind these investment requirements.

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
•          barriers to entry created by existing energy providers
•          government funding of electric vehicle technologies
•          emergence of newer, more competitive technologies and products

We have limited experience manufacturing battery, fuel cell or nanotechnology-based products on a large-scale commercial basis and may be unable to do so.

Since 2002, we have focused primarily on research and development and, while we recently acquired a lithium-ion battery cell manufacturer in South Korea, we have no experience manufacturing any of our planned products on a commercial basis. We are developing new battery products that will require battery manufacturing processes and equipment. We have no experience using such equipment for the products we are developing. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design, and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are expanding our equipment production capacity worldwide and are subject to all of the risks associated with purchasing, installing and efficiently operating such equipment as well as achieving production economies from projected increased efficiencies.

We have begun purchasing new equipment to increase our production capacity in the United States, which is partially funded under grants from the DOE.  Noncompliance with DOE protocols would delay or eliminate reimbursement of certain costs.  If the related program is ended, we could relinquish control of the assets to the DOE.  While we have constrained the level of purchases in the first year of the grant, we expect during the next three years to purchase a substantial amount of equipment.  The equipment procurement process and installation and integration of the equipment is subject to delays.  Achieving rated capacities of such equipment is subject to additional risks and the equipment may never reach the projected capacity.  Some of the assembly equipment is recently designed by our engineers and manufactured to our specifications by independent equipment manufacturers, and achieving projected machine efficiencies is dependent upon the equipment operating as designed.  In addition, our competitors may be purchasing equipment similar or identical to our manufacturing equipment, and as a result of the increase demand for such equipment, there may be shortages of required equipment or delays in our receipt of equipment, which could result in delays in our production schedules.  Delays in the start-up of production could adversely impact our financial results.  Delays in production deliveries also could adversely impact the financial results of our customers because of delays in the delivery of vehicles to their customers.  Failure to reach projected machine efficiencies could result in higher production costs than planned and therefore could have a material adverse impact on our financial results.

We are entering a new industry and increasing our production substantially to meet new and potential customer requirements and are subject to all of the risks associated with increasing production activities. We are beginning production in a new industry with new processes and our ability to achieve profitability is dependent upon achieving lower costs of materials and projected economies of scale from increasing manufacturing quantities, and failing to achieve such economies of scale and reduction in manufacturing costs could materially adversely affect our financial performance.

We are beginning high volume production of new products in a new industry that does not have a significant history of production experience.  We have produced the component parts for our battery packs in limited production quantities in Korea and for prototype packs in limited quantities in the United States. As demands increases for a product, we transfer these processes and systems to, and replicate and scale these processes and systems in our high-volume manufacturing facilities. We are ramping up to begin high volume production in Korea and the United States. If we are unable to effectively and quickly transfer, replicate and scale these manufacturing processes and systems, we may be able to meet our customer's product quality and quantity requirements and lower our cost of goods sold and our results of operations could be adversely affected.  Our ability to achieve profitability is dependent upon achieving lower costs of raw materials resulting from increased savings from volume purchasing. Our supply chain will also be experiencing a sharp increase in demand for its products and will be experiencing similar production ramp up activities. We cannot assure you that we will achieve the material, labor and machine cost reductions associated with higher purchasing power and higher production, and failure to achieve these cost reductions could adversely impact our financial results.  There is no assurance that a domestic supply business will develop and that costs would decline from such development.

Problems in our manufacturing and assembly processes could limit our ability to produce sufficient batteries to meet the demands of our customers.

Regardless of the process technology used, the manufacturing and assembly of safe, high-power batteries and battery systems is a highly complex process that requires extreme precision and quality control throughout a number of production stages. Any defects in battery packaging, impurities in the electrode materials used, contamination of the manufacturing environment, incorrect welding, excess moisture, equipment failure or other difficulties in the manufacturing process could cause batteries to be rejected, thereby reducing yields and affecting our ability to meet customer expectations.

As we scale up our production capacity, we may experience production problems that may limit our ability to produce a sufficient number of batteries to meet the demands of our customers. If these or other production problems occur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed.

We expect to fund a significant amount of our capital expenditures with funds provided by DOE grants and loan programs.  The grant and loan programs require that we match the DOE portion with our funds, and that we comply with the terms and conditions of the programs.  The terms and conditions for our loan application have not yet been finalized and the loan terms may require that we draw grant funds before we gain access to the loan funds.  We will need to raise capital or borrow funds to fund our share of the capital expenditures under both the loan and grant program, and raising capital will result in dilution to our existing shareholders.

We have been formally awarded $118.5 million in funds under the DOE ABMI grant program.  We also have pending an application under the DOE ATVM loan program pursuant to which we are seeking a loan currently estimated to be between $275 million and $300 million.  The grant requires that we match the grant award by spending one dollar on qualifying capital expenditures and other costs for each dollar reimbursed under the grant, and the loan program requires that we match the loan by spending $0.20 on qualifying capital expenditures and other costs for each $0.80 of the loan.  We will need to raise debt or equity capital to fund our share of the capital expenditures under both the loan and grant program, and raising equity capital will result in dilution to our existing shareholders.  Our application and supplemental materials under the loan program have been under review at the DOE.  We cannot assure you that the final loan will be approved in full or in part, or that the terms and conditions for borrowing under the facility will be acceptable to us.  If the loan is not approved or is approved in a substantially reduced dollar amount, we would have to curtail our future expansion plans.  We cannot assure you that we will be able to choose the order of funds that we may receive under the grant or the loan.  To the extent that funds must be drawn entirely under the grant first, we will have a higher matching requirement and will need to raise more debt or equity capital in the near future compared to what we would have to raise if we could draw funds under the loan first.  Access to both grant and loan funds will also be conditioned on our compliance with the terms and conditions of the grant and loan programs.

We may provide warranty coverage and product recall coverage for some of our products, and we do not have historical experience to project possible warranty or recall claims and costs.  If warranty or recall claims are significantly higher than our initial projections, our financial results could be adversely affected.

We expect to provide warranty coverage under certain automotive and grid storage battery pack sales that could range from 3-5 years, and may include, a warranty that our product complies with the agreed upon specifications developed with the end user, that there are no defects in our products, and that our product will have a certain power capacity during the life of the product.  We may also be required to provide product recall coverage.  We are selling new products in a new industry that does not have a significant history of product use.  While we have tested batteries and battery packs in a controlled environment, we have not tested large numbers of batteries and packs for extended periods of time.  Other customer protection provisions, such as return rights, could also delay our recognition of revenue.  We expect to establish a warranty provision based upon our expected warranty claims, but we cannot assure you that this provision will be sufficient.  Therefore, our financial results could vary based upon our actual experience relative to how we account for any expected warranty claims.  Furthermore, a significant warranty claim or product recall experience could materially adversely affect our financial results.

We could experience product liability costs that could materially adversely affect our financial results.

Batteries contain chemicals and other products including lithium, hydrogen and acid-based electrolytes that, if used improperly or charged and discharged improperly, could result in serious injuries and damage to property from fire or otherwise.  Batteries when charged can cause electric shock if not used properly.  Accidents involving our products could materially impede market acceptance and demand for, or heighten regulatory scrutiny of, our products.  In addition, the manufacture and use of batteries could result in product liability claims.  Damages which we might incur as a result of product liability claims against us could be substantial, beyond the limits of our insurance coverage and could threaten our survival as a going concern. We also may have exposure to possible third-party claims that our batteries caused damages to other products or caused serious injuries.  n addition, our business could be harmed from negative publicity if serious accidents are attributable to battery products regardless of whose battery product was involved.

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

We may need to enter into strategic relationships in order to complete our current product development and commercialization plans. We may also require partners to assist in the distribution, servicing and supply of key components for our anticipated fuel cell products in development. If we are unable to identify or enter into satisfactory agreements with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of needed partners, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to make large cash payments to the partner, issue a significant amount of equity securities to the partner, provide the partner with the opportunity to have representation on our board of directors, agree to exclusive purchase or other arrangements with the partner and/or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then existing shareholders. While we have entered into relationships with suppliers of some key components for our products, we do not know when or whether we will secure supply relationships for all required components and subsystems for our products, or whether such relationships will be on terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure relationships with entities that can develop or supply the required components for our products and provide the required distribution and servicing support. Additionally, the agreements governing our current relationships allow for termination by our partners under some circumstances.

We rely on third parties to develop and provide key components for our products.

We rely on third-party suppliers to develop and supply key components for our products. If those suppliers fail to develop and supply these components in a timely manner or at all, or fail to develop or supply components that meet our quality, quantity or cost requirements, and we are unable to obtain substitute sources of these components on a timely basis or on terms acceptable to us, we may not be able to manufacture our products. In addition, we may be unable to obtain substitute sources of these components to the extent our suppliers use technology or manufacturing processes that are proprietary.

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

The demand for lithium and other commodities may increase as the projected demand for hybrid and electric vehicles increases which could lead to higher prices for our raw materials.  Global supply disruptions caused by political or other dislocations could also lead to shortages and higher prices. Our inability to acquire raw materials such as lithium on commercially reasonable terms, or at all, would delay and/or increase the cost of manufacturing our products and result in a significant adverse effect on our profitability.

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

Supplying lithium-ion batteries to the automotive industry carries significant risks. We will be competing against much larger suppliers that have greater financial, marketing and other resources; more experience in low cost, high volume manufacturing operations; existing relationships with automotive purchasing and engineering development departments; and increased ability to take advantage of economies of scale in purchasing raw materials than we have. The automotive industry is extremely competitive and competition to supply vehicle components to manufacturers focuses on the power, energy, cost, weight and size of such components. The ability of domestic automobile manufacturers to adopt new battery technologies will depend on many factors outside our control, including their ability to develop related vehicle platforms. If the industry does not accept lithium-ion battery technology, or if our lithium-ion batteries do not meet industry requirements for battery power, energy, cost, weight, size and other characteristics, our batteries will not gain market acceptance.

Our financial results may vary significantly from period-to-period due to the long and unpredictable sales cycles for some of our products, and the seasonality of certain end markets into which we sell our products, which may lead to volatility in our stock price.

The size and timing of our revenue from sales to our customers is difficult to predict and is market dependent. Our sales efforts often require us to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle for us, typically many months. In some markets such as the transportation market, there is usually a significant lag time between the design phase and commercial production. We spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of battery development and supply contracts, the loss of or delay in the signing of a contract or a customer order could reduce significantly our revenue in any period. Since most of our operating and capital expenses are incurred based on the estimated number of design wins and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any period, we may not be able to reduce proportionately our operating expenses or manufacturing costs for that period, and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

In addition, since our batteries and battery systems are incorporated into our customers' products for sale into their respective end markets, our business is exposed to the seasonal demand that may characterize some of our customers' own product sales. Because many of our expenses are based on anticipated levels of annual revenue, our business and operating results could also suffer if we do not achieve revenue consistent with our expectations for this seasonal demand.

As a result of these factors, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our operating results may not meet expectations of equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially either suddenly or over time.

Declines in product prices may adversely affect our financial results.

Our business is subject to intense price competition worldwide, which makes it difficult for us to maintain product prices and achieve adequate profits. Such intense price competition may adversely affect our ability to achieve profitability, especially during periods of decreases in demand. In addition, because of their purchasing size, our larger automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business.

One customer comprises a significant amount of our expected revenue in the near term, and the failure of that customer to continue as an ongoing business is likely to adversely affect our near term profitability and cash flow.

We entered into an amended Supply Agreement with Think Global (“Think”) to supply lithium-ion battery packs for the Think City electric vehicle commencing in 2010. We are also an investor in Think and have voting power of approximately 34% of their equity.  We expect Think will become a significant customer in 2010 and 2011, and a delay in deliveries of battery packs to Think or delays in Think’s start-up plans and financing activities would adversely affect our expected 2010 and 2011 revenues and could have a material adverse effect on our business.  Think is increasing production and entering new markets, and faces the risks associated with the launch of a new vehicle including achieving production levels, managing production costs, managing their supply chain, financing the costs associated with increased production and higher working capital requirements, gaining consumer acceptance, delivering vehicles on time, servicing new customers, warranty claims and other issues related to manufacturing, selling and servicing automobiles.

The United States and global automobile industry has recently experienced a significant decline in worldwide sales, large losses, and liquidity issues which may affect our future sales and the development of the electric vehicle industry.

Our business depends on and is directly affected by the general state of the United States and global automobile industry. The effect of the continued economic difficulties of the major auto manufacturers on our business is unclear. Several automotive companies were sold or closed in 2009, and two large United States automotive companies reorganized under the bankruptcy laws.  Several large automotive companies have sold or discontinued brands of automobiles.  It is possible that additional companies may enter into a restructuring, which could be government mandated, privately negotiated, or conducted within the context of bankruptcy proceedings. It is possible that the ownership of our prospective customers could change and affect our supply agreements and development activities.  The impact of any such restructuring on the automobile industry and its suppliers is unclear and difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new hybrid and electric vehicles, and a delay in the conversion of batteries to lithium-ion chemistry, each of which would have a material adverse effect on our business.

Oil prices have been extremely volatile and trends to convert to electric and hybrid electric vehicles may be adversely affected by any perceived significant reduction in gasoline prices.

Oil and gasoline prices have been extremely volatile we expect and the possibility of continuing volatility to persist. Drops in gasoline prices lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. Lower oil prices also decrease the cost of existing energy technologies, making them more competitive with alternative products such as lithium-ion batteries. If oil prices decline, the demand for hybrid and electric vehicles may decrease which would have a material adverse effect on our business.

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

Regulatory and other changes in the energy industry may adversely affect our ability to produce, and may reduce demand for, our planned products.

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

Business practices in Korea may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and Korea could be difficult or impossible to enforce.

The business culture of Korea is, in some respects, different from the business cultures in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in Korea and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in Korea may be very significant in their business cultures. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in Korea may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist as oral agreements only. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to Western business practices where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in Korea may view that agreement more as a starting point for an ongoing business relationship which will evolve and require ongoing modification. As a result, written agreements in Korea may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in Korea may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in Korea may be more difficult to review and understand.

We could be liable for environmental damages resulting from our research, development or manufacturing operations.

Our business exposes us to the risk that harmful substances may escape into the environment, resulting in personal injury or loss of life, or damage to or destruction of property and natural resources. Our insurance policies may not adequately reimburse us for costs incurred in defending, settling and paying environmental damage claims, and in some instances, we may not be reimbursed at all. Our business is subject to numerous federal, state and local laws and regulations that govern environmental protection and human health and safety. These laws and regulations have changed frequently in the past and we expect there will be additional changes in the future. If our operations do not comply with current or future environmental laws and regulations, we may be required to make significant unanticipated capital and operating expenditures to bring our operations into compliance. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

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

As part of our business strategy, we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. We may be unable, however, to identify suitable acquisition candidates or, if we do identify suitable candidates, we may not be able to complete the acquisitions on commercially acceptable terms or at all. If we issue equity securities as part of an acquisition transaction, the percentage ownership of our then current shareholders may be reduced. Once we’ve acquired a business, we may have to devote a significant amount of time and management and financial resources to successfully integrate the business into our existing operations in a timely and non-disruptive manner, and may be unable to do so. An acquisition may not produce the desired revenues, earnings or business synergies that were anticipated prior to concluding the transaction, which could cause our business and financial condition to be materially and adversely affected. As a result of an acquisition, we may incur non-recurring charges and be required to amortize significant amounts of intangible assets, which could adversely affect our results of operations and profitability.

We may not be able to protect the intellectual property upon which we depend and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. We rely on patents, trademarks, and policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patents or patent applications. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficiently broad to protect our technology or processes. Even if all of our patent applications are issued, our patents may be challenged or invalidated. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce.

In addition, we do not know whether the United States Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is possible that our competitors or others will adopt trademarks similar to ours, thereby impeding our ability to maintain our brand identity and possibly leading to customer confusion.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue legal action to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming, and could require us to spend a substantial amount of our financial resources.

If we are found to be infringing third party proprietary rights, we could be required to pay substantial royalties and/or damages. We do not know whether we will be able to obtain licenses to use the intellectual property at issue on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could require us to spend significant resources to develop or acquire non-infringing intellectual property.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge.

We rely on trade secrets to protect our proprietary technologies, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect.  We rely in part on confidentiality agreements with our employees, contractors, consultants, outside scientific collaborators and other advisors to protect our trade secrets and other proprietary information. Confidentiality agreements to which we are party may be breached, in which case we may not have adequate remedies. Our trade secrets may become publicly available without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

Our business depends on retaining and attracting highly capable management and operating personnel.

Our success depends in large part on our ability to retain and attract qualified management and operating personnel. We require a highly skilled specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, individuals who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees. We could face difficulty hiring and retaining qualified management and operating personnel.

We face risks associated with our plans to market, distribute and service our products internationally.

We have limited experience developing and no experience manufacturing or distributing products that will be sold in the United States or international markets. Our success in international markets will depend, in part, on our ability to secure relationships with foreign sub-distributors, and to manufacture products that meet foreign regulatory and commercial standards. International operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries and fluctuations in currency exchange rates.

Government contracts could restrict our ability to commercialize our technology effectively.

Contracts we enter into with government agencies are subject to the risk of termination at the option of the contracting agency and potential disclosure of our confidential information to third parties. Under the Freedom of Information Act, any documents that we have submitted to the government or to a contractor under a government funding arrangement may be subject to public disclosure which could compromise our intellectual property rights unless these documents are exempted as trade secrets or as confidential information, appropriately legended by us, and treated accordingly by such government agencies.

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

The credit markets have experienced extreme volatility during the last year, and worldwide credit markets have remained illiquid despite injections of capital by the Federal government and foreign governments.  Despite the capital injections and government actions, banks and  other lenders, such as equipment leasing companies, have significantly increased credit requirements and reduced the amounts available to borrowers.  Companies with low credit ratings may not have access to the debt markets until liquidity improves, if at all.  If current credit market conditions do not improve, we may not be able to access debt or leasing markets to finance our plant expansion plans.

We may be unable to access the equity capital markets.

The equity markets have experienced significant and rapid declines in values during the last year, and institutional investors have experienced large losses. In addition, many mutual funds and hedge funds need to maintain high levels of liquidity to meet redemption demands.  As a result of the loss or restriction of funds for investment, the market for offerings of our stock may be limited.

Future sales of our common stock may adversely affect our common stock price.

If a large number of shares of our common stock are sold in the public market or if we issue a large number of shares in connection with future acquisitions or financings, particularly if we issue shares at a discount to the then current market price, the price of our common stock could decline significantly.

Our certificate of incorporation and Florida law could adversely affect our common stock price.

Provisions of our certificate of incorporation and Florida law could discourage potential acquisition proposals and could delay or prevent a change in control of us. These provisions could diminish the opportunities for a shareholder to participate in tender offers, including tender offers at a price above the then current market value of our common stock. These provisions may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, our board of directors, without further shareholder approval, may issue additional series of preferred stock that could have the effect of delaying, deterring or preventing a change in control. The issuance of additional series of preferred stock could also adversely affect the voting power of the holders of common stock, including the loss of voting control to others.

Our principal shareholders have substantial control over our affairs.

Ener1 Group and Bzinfin beneficially own a majority of our outstanding common stock. Two of Ener1 Group’s board members, who are also senior executives of Ener1 Group, are also members of our Board of Directors and are our Chief Executive Officer and Senior Technical Advisor.  Ener1 Group has the ability to control virtually all matters submitted to a vote of our shareholders, including an increase of our authorized shares, the election and removal of our directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group, through its ability to elect a majority of the members of our Board of Directors, may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing an increase in our authorized shares, a change in control or impeding a merger or consolidation, takeover or other business combination which other shareholders may view favorably.  If the Company does not have sufficient authorized shares, then this may have an adverse affect on our stock price and could materially and adversely affect the Company, its financial condition and its ability going forward to raise capital through the equity markets and otherwise.

Item 1B.    Unresolved Staff Comments.

None

Item 2.       Properties.

Our corporate headquarters have been located in New York, New York since August 2008, where we lease 3,500 square feet of office space pursuant to a lease expiring in March 2013.  Prior to August 2008, our corporate headquarters were located in Fort Lauderdale, Florida.

We lease approximately 353,000 square feet of industrial, warehouse and office space used primarily for the manufacturing and production of battery cells, battery pack assembly, and research and development of battery and fuel cell products.  The leases for property, located in Indiana, New Jersey and Florida, expire at varying times from December 2010 through February 2017 and may contain renewal options and/or purchase options.  From time to time, we may enter into short-term leases, on a month-to-month basis, for industrial and/or office space.

We also own land and a building in Fort Lauderdale, Florida containing approximately 19,000 square feet of industrial and office space.  We utilize a portion of this facility for administrative personnel, certain hardware development projects, and nanotechnology research and development projects.  Our Enertech subsidiary owns land and a building in South Korea containing a 145,000 square foot manufacturing plant and adjacent office space.  This facility is used for manufacturing and production of battery cells.

Item 3.       Legal Proceedings.

We may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, product liability claims and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on our operating results, financial condition or cash flows. As of December 31, 2009, there are no material pending legal proceedings.

Item 4.       Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Effective January 2, 2009, our common stock began trading on the Nasdaq Global Market under the symbol “HEV.”  From May 8, 2008 through December 31, 2008, our common stock was traded on the American Stock Exchange under the symbol “HEV.”  Prior to May 8, 2008, our common stock was listed on the OTC Electronic Bulletin Board (“OTC”). The OTC is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in OTC equity securities.  The OTC quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table sets forth the high and low sales prices for our common stock for the periods indicated as reported by the OTC for the period from January 1, 2008 through May 7, 2008, the American Stock Exchange for the period from May 8, 2008 through December 31, 2008, and the Nasdaq Global Market for the year ended December 31, 2009.
Year	Quarter Ended	High	Low

2008	March 31, 2008	$9.24	$4.06
	June 30, 2008	$9.05	$4.90
	September 30, 2008	$8.50	$5.17
	December 31, 2008	$9.49	$6.00

2009	March 31, 2009	$7.90	$2.35
	June 30, 2009	$7.10	$4.94
	September 30, 2009	$7.90	$4.90
	December 31, 2009	$7.33	$4.68

On March 8, 2010, the closing price of our common stock on the NASDAQ was $4.30 per share and there were 125,426,644 shares of common stock issued and outstanding held by approximately 277 shareholders of record. This number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Effective April 24, 2008, we completed a one-for-seven reverse stock split.  Effective August 11, 2008, we amended our Articles of Incorporation to increase the number of authorized shares of common stock by 15,000,000 shares, which resulted in total authorized shares of common stock of 150,714,286.  Effective December 31, 2008, we further amended our Articles of Incorporation to increase the number of authorized shares of common stock by 25,000,000 shares, for a total authorized number of shares of common stock of 175,714,286.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no current intention to pay any cash dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table provides information regarding common stock authorized for issuance under Ener1’s equity compensation plans as of December 31, 2009:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved
by security holders	3,063,313	$3.84	2,062,701

Equity compensation plans not approved
by security holders	1,410,347	$3.70	-
Total	4,473,660		2,062,701

Our equity compensation plans that have been approved by our shareholders are: (i) the Director Plan, (ii) the 2002 Plan and (iii) the 2007 Plan, (collectively referred to herein as the “Plans”).  Under the Plans, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units may be issued to persons selected by the administrators of the Plans, currently the Compensation Committee of the Board of Directors, from a class of employees, officers and non-employee directors and other service providers who render valuable contributions to Ener1.  Option awards are generally granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest ratably over three years of continuous service and have either a five-year or ten-year term.

Our equity compensation plans that have not been approved by our shareholders are: (i) the CEO Option Plan, (ii) the Advisory Committee Option Plan, (iii) the 2004 Advisory Committee Option Plan, (iv) the EnerDel Officer Plan, and (v) the EnerStruct Employee Plan.  These plans represent individual options granted to employees and committee members not under the Plans, as described above.  No new options are expected to be issued from these plans.

Performance Graph
The following graph shows a comparison of cumulative total shareholder return on Ener1’s common stock for the last five years with the cumulative total return on the Russell 1000 Index and PowerShares Wilderhill Clean Energy Portfolio Fund (the “Clean Energy Fund”).  The comparison assumes $100 was invested on January 1, 2005 in Ener1’s common stock and, for the Russell 1000 Index and PowerShares Wilderhill Clean Energy Portfolio Fund, assumes reinvestment of dividends. The Company has not paid any dividends during this period.  The Clean Energy Fund, which we believe to be the fund closest to our business, commenced sales in March 2005.

The comparisons depicted in the above graph are required by the SEC and are not intended to be indicative of future price performance of our stock. The performance graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing by the Company under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates the graph by reference in such filing.

Recent sales of unregistered securities and use of proceeds

Sales of unregistered securities

All of the following issuances were private placements of our securities in accordance with Section 4(2) of the Securities Act of 1933, as amended and/or Regulation D under the Securities Act: (i) February 2009, issued 24,243 shares of Ener1 common stock as compensation to an independent third party for investment banking services totaling approximately $0.2 million and (ii) from May 2008 through June 2009, issued 56,937 shares of Ener1 common stock totaling approximately $0.4 million in connection with a master lease agreement.

Use of proceeds from registered securities

We filed a registration statement on Form S-3 to register the resale of the shares issued in connection with the Enertech acquisition and the shares underlying the warrants and to register securities up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009.  The Commission file number assigned to the registration statement is 333-156609.

In January 2010, we entered into a secondary Open Market Sale Agreement (the “Secondary Open Market Sale Agreement”) with Jefferies to sell shares up to an aggregate of $60.0 million.  We began selling shares in February 2010 and through March 8, 2010, we sold 919,055 shares at an average price of $4.43 per share for net proceeds of $3.9 million after deducting $0.2 million in expense.

Item 6.       Selected Financial Data.

The selected financial data presented below for the five years in the period ended December 31, 2009, was derived from our audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.  Certain amounts for 2006 and 2005 have been adjusted for the calculation of amortization of debt discount and deferred financing costs associated with our 2004 Debentures, 2005 Debentures and Series A Preferred Stock.

Financial highlights, in thousands, except per share data:

	2009	(1) 2008	2007	2006	2005

Net sales	$34,800	$6,848	$280	$100	$60
Loss from operations	(49,436)	(33,905)	(21,046)	(26,410)	(33,149)
Other income (expenses)	(2,050)	(17,432)	(41,646)	(15,114)	55,849
Net income (loss) attributable to Ener1, Inc. (2)	(51,004)	(52,460)	(63,938)	(43,133)	24,270
Basic net income (loss) per share (3)	$(0.44)	$(0.51)	$(1.02)	$(0.70)	$0.40
Cash and cash equivalents	14,314	11,229	24,826	291	2,306
Total assets	174,407	141,731	32,745	8,060	11,029
Long term obligations (4)	15,922	7,261	11,158	13,137	3,344
Redeemable preferred stock	-	-	7,822	20,583	16,894
Total Ener1, Inc. stockholders' equity (deficit) (4)	117,999	106,413	(493)	(41,241)	(68,749)
______________________________

(1)	The operating results of Enertech have been included since November 1, 2008, the accounting effective date of the acquisition.

(2)
On January 1, 2009, we implemented a new accounting standard that changed the accounting for and reporting of minority interest, now referred to as noncontrolling interest.  This standard requires the presentation of net income or loss attributable to the noncontrolling interest separately from the net income or loss attributable to Ener1, Inc. for all periods presented.

(3)	Per share amounts have been adjusted to reflect the one for seven reverse stock split on April 24, 2008.

(4)
On January 1, 2009, we adopted a new accounting standard which changed the manner in which we determine if an instrument is indexed to the company’s own stock which resulted in a reduction of total stockholders’ equity of $13.2 million and included in long term obligations, at December 31, 2009, are derivative liabilities of $6.9 million

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") was prepared to provide the reader with a view and perspective of our businesses through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements.

Executive Summary

We are engaged primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power (energy storage for utilities and renewable energy such as wind and solar power in addition to battery backup systems for the home), military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  In addition, our Enertech subsidiary specializes in small cell technology and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells and lithium polymer batteries and also manufactures large format cells for automotive applications. We also conduct research and development of fuel cells and nano coating processes.

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

In late 2009, Enertech began increasing production of large format cells used in our lithium-ion battery systems produced by EnerDel while continuing to manufacture small cell batteries, electrodes and other existing products. In 2010, we plan to invest $12.0 million for additional manufacturing equipment and capacity expansion at our existing Enertech facility.

In the beginning of 2010, EnerDel began ramping up its production of EV batteries in preparation for the pending volume production of the Think City vehicle being manufactured by Think Global.  The battery packs will be assembled in our Indiana facilities and are expected to begin shipping in the second quarter of this year.

We anticipate commencing production of battery packs to be used in the Volvo C30 EV when that vehicle goes into its scheduled production in the first quarter of 2011.

In addition, we have completed the process which allows us to begin utilizing funds under the $118.5 million federal grant awarded in August 2009 by the United States Department of Energy (DOE), which requires us to spend one dollar of our own funds for every incentive dollar we receive. We will implement the plan set forth in the grant application as part of our 2010 capital expansion strategy with an estimated $63.0 million investment in manufacturing equipment for our new production facility in Mt. Comfort, Indiana, as well as additional equipment and capacity for our existing locations, with installation scheduled to begin in March 2010.

We also have a pending application for a long-term, low-interest loan under the Advanced Technology Vehicle Manufacturing Incentive Program (“ATVM”) to increase our battery manufacturing capacity at our Indiana facilities.  We are currently seeking a loan estimated to be between $275 million and $300 million.  Under the ATVM, companies are required to contribute 20% of the loan amount to the program award.  We expect the ATVM application and award will be expedited by the completion of the federal grant process.

Financial Highlights

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock, valued at approximately $2.6 million, increasing our ownership from 83% to 89% on a fully diluted basis.

We filed a registration statement to, among other things, register securities of Ener1 up to $100 million for future issuance in our capital raising activities.  The registration statement became effective on February 5, 2009 and in May 2009 we began selling shares of Ener1 common stock pursuant to an Open Market Sale Agreement (the “Primary Open Market Sale Agreement”) with Jefferies & Company, Inc. (“Jefferies”) and through September 2009 sold 5,951,032 shares for an aggregate of $40.0 million, at an average price of $6.72 per share.  After deducting fees and expenses of $1.6 million, we received net proceeds of $38.4 million from the sale of these shares.

In January 2010, we entered to a secondary Open Market Sale Agreement (the “Secondary Open Market Sale Agreement”) with Jefferies to sell shares of Ener1 common stock for an aggregate of $60.0 million.  We began selling shares in February 2010 and through March 8, 2010, we sold 919,055 shares at an average price of $4.43 per share for net proceeds of $3.9 million after deducting $0.2 million in expense.

In August 2009, we entered into a Securities Investment and Subscription Agreement with Think Holdings, AS, a Norwegian limited liability company (“Think Holdings”).  Think Holdings is the majority owner of Think Global AS (“Think Global”), the Norwegian electric car manufacturer and customer of EnerDel.  From September 2009 through February 2010, Ener1 purchased 10,826,640 shares of Think Holdings Series B Convertible Preferred Stock for approximately $19.0 million.

We also entered into a Purchase and Assignment Agreement with Bzinfin to acquire approximately $3.0 million of debt pursuant to a loan facility with Think Global and warrants to purchase 3,600,000 shares of common stock of Think Global, (the “Bridge Loan”).  As consideration, we issued 896,986 shares of Ener1 common stock, valued at approximately $5.8 million.  We have exchanged the Bridge Loan for approximately 1,809,000 shares of Think Holdings Series B Convertible Preferred Stock and warrants to purchase additional shares of Think Holdings Series B Convertible Preferred Stock.  The total number of warrants is based on a predetermined percentage of Think Holdings fully diluted share capital.

In December 2008, we entered into a Line of Credit Agreement, (the “LOC Agreement”) with Ener1 Group to establish a line of credit in the aggregate principal amount of $30.0 million.  In August 2009, Ener1 Group entered into a Novation and Assignment agreement with Bzinfin whereby Ener1 Group assigned to Bzinfin all of its rights and obligations under the LOC Agreement.  Simultaneously, Ener1entered into an Amended and Restated Line of Credit Agreement (the “A&R LOC Agreement”) providing Bzinfin, among other rights, the right to convert the first $8.0 million of principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and any remaining principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.

Results of Operations

The following information has been derived from our audited consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 and is presented in thousands.  We completed the acquisition of Enertech during the fourth quarter of 2008 and have included the results of their operations since November 1, 2008.

				Change		Change
	Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
Net sales	$34,800	$6,848	$280	$27,952	408%	$6,568	2346%
Cost of sales	30,732	4,661	-	26,071	559%	4,661	n/a
Gross profit	4,068	2,187	280	1,881	86%	1,907	681%

Operating expenses:
General and administrative	17,653	11,578	8,265	6,075	52%	3,313	40%
Research and development, net	30,770	22,902	11,948	7,868	34%	10,954	92%
Warrant modification expense	-	-	583	-	n/a	(583)	-100%
Depreciation and amortization	5,081	1,612	530	3,469	215%	1,082	204%
Total operating expenses	53,504	36,092	21,326	17,412	48%	14,766	69%
Loss from operations	(49,436)	(33,905)	(21,046)	(15,531)	46%	(12,859)	61%

Other income (expenses):
Interest expense	(5,810)	(21,778)	(30,216)	15,968	-73%	8,438	-28%
Interest income	150	480	121	(330)	-69%	359	297%
Other	294	189	(14)	105	56%	203	-1450%
Gain (loss) on derivative liabilities	3,527	3,936	(11,537)	(409)	-10%	15,473	-134%
Loss on foreign currency transactions	(211)	(259)	-	48	-19%	(259)	n/a
Total other income (expenses)	(2,050)	(17,432)	(41,646)	15,382	-88%	24,214	-58%

Loss before income taxes	(51,486)	(51,337)	(62,692)	(149)	0%	11,355	-18%
Income tax expense (benefit)	19	(184)	-	203	-110%	(184)	n/a
Net loss	(51,505)	(51,153)	(62,692)	(352)	1%	11,539	-18%
Net income (loss) attributable to to noncontrolling interest	(501)	1,307	1,246	(1,808)	-138%	61	5%
Net loss attributable to Ener1, Inc.	$(51,004)	$(52,460)	$(63,938)	$1,456		$11,478

2009 as compared to 2008

Net sales, Cost of sales and Gross Profit
Net sales have increased from the sale of prototype EV battery packs to our European customers and the acquisition of Enertech.  Enertech’s sales have decreased approximately 7% during 2009, on a pro forma basis, due to an overall decline in demand for batteries due to poor worldwide economic conditions and the impact of foreign currency fluctuations.  The average foreign currency exchange rate of the Korean Won for the year ended December 31, 2009 declined approximately 16% when compared to the same period in 2008.

Cost of sales have increased due to the acquisition of Enertech and the costs are increasing at a higher rate than net sales as fixed costs of production, such as depreciation expense, are not reduced ratably with production volume.  Included in cost of sales is depreciation expense of approximately $2.6 million for the year ended December 31, 2009.

General and administrative expenses
General and administrative expense increased primarily due to the increase in salaries and benefits of $3.4 million, of which $2.4 million is attributable to the acquisition of Enertech and $0.8 million is for incentive bonuses and stock based compensation.  Legal and professional fees increased $1.8 million, of which $1.2 million is for investor, government, media and public relations.  Travel and facilities related expenses increased $1.0 million, of which approximately 50% is due to the Enertech acquisition.

These increases have been partially offset by a decrease in bad debt expense of $0.7 million due to the collection of previously reserved doubtful accounts.

Research and development expenses
Research and development expenses increased primarily due to an increase in salaries and benefits of $6.2 million directly related to the increase in our workforce and $1.1 million for increases in incentive bonuses and stock based compensation.  Facilities related expenses increased approximately $1.0 million primarily due to rent and utilities for our Noblesville, Indiana facility and professional fees increased $0.7 million related to legal fees incurred for filing, maintaining and protection of our patents and technology.

These increases have been partially offset by a decrease in materials and non-capitalized equipment of $2.0 million. Enertech comprises less than 1.0% of the research and development expenses.

We present proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these contracts were $3.7 million and $3.8 million for the years ended December 31, 2009 and 2008, respectively.

Depreciation and amortization
Amortization increased $1.6 million related to intangible assets capitalized in connection with our acquisitions during 2008 and depreciation expense, included in operating expenses, increased $1.9 million directly related to the increase in our property and equipment.

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments as well as debt issuances costs.

The cash and non-cash components of interest expense are (in thousands):

	Years Ended December 31,		2009 vs. 2008
	2009	2008	$	%
Cash	$973	$421	$552	131%
Non-cash	4,837	21,357	(16,520)	-77%
Total interest expense	$5,810	$21,778	$(15,968)	-73%

Of the total $4.8 million in non-cash interest expense for the year ended December 3,1 2009, $4.6 million or 96% represents the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants and the beneficial conversion feature associated with our borrowings pursuant to the LOC and A&R LOC Agreements.  The remaining estimated future straight-line amortization of these deferred financing costs and debt issuance costs are estimated to be $2.2 million during 2010.

The overall decrease in interest expense is primarily due to reduced principal and interest on convertible notes and debenture instruments which where were converted into shares of Ener1 common stock during the first quarter of 2008.

Gain (loss) on derivative liabilities
Upon the adoption of new accounting standards, we concluded certain warrants containing down round provisions and convertible bonds issued by our Enertech subsidiary should be treated as derivative liabilities effective January 1, 2009, which has resulted in a gain on derivative liabilities of $3.5 million during the year ended December 31, 2009.

Loss on foreign currency transactions
Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates of the functional currency in which a transaction is denominated increases or decreases the expected cash flow creating a foreign currency transaction gain or loss.

2008 as compared to 2007

Net sales, Cost of sales and Gross Profit
Net sales increased approximately $0.9 million from the sale of prototype EV battery packs to our European customers.  Net sales from Enertech of $5.7 million coupled with the $4.7 million in cost of sales contributed a gross profit of approximately $1.0 million, or 18%.  Included in cost of sales is depreciation expense of approximately $0.4 million for the year ended December 31, 2008.

General and administrative expenses
General and administrative expense increased primarily due to an increase in legal and professional fees of $1.1 million, of which $0.7 million is for investor, government, media and public relations.  Salaries increased $0.9 million, of which $0.4 million is due to the acquisition of Enertech and $0.5 million is due to an increase in stock based compensation.  Bad debt expense increased $0.5 million for one specifically identified customer and licenses and fees increased $0.3 million, primarily for the listing of our common stock on both the American Stock Exchange and the Nasdaq Global Market.

Research and development expenses
Research and development expenses increased primarily due to an increase in salaries and related benefits of $5.7 million which included an increase of $1.1 million in stock based compensation.  Production materials increased $2.3 million, net of reimbursements and outside services related to the production of prototypes increased $1.3 million.  Travel related expenses increased $0.7 million.

We present proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these contracts were $3.8 million and $0.9 million for the years ended December 31, 2008 and 2007, respectively.

Depreciation and amortization
Amortization increased $0.5 million related to intangible assets capitalized in connection with our acquisitions during the fourth quarter of 2008 and depreciation expense, included in operating expenses, increased $0.5 million directly related to the increase in our property and equipment.

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments as well as debt issuances costs.

The cash and non-cash components of interest expense are (in thousands):

	Years Ended December 31,		2008 vs. 2007
	2008	2007	$	%
Cash	$421	$7,062	$(6,641)	-94%
Non-cash	21,357	23,154	(1,797)	-8%
Total interest expense	$21,778	$30,216	$(8,438)	-28%

The overall decrease in interest expense is primarily due to reduced principal and interest on convertible notes and debenture instruments which were converted into shares of Ener1 common stock during the first quarter of 2008.  As a result of the conversions of all outstanding obligations under the convertible notes and debenture instruments, all security interests in the property of Ener1 were released.

Gain (loss) on derivative liabilities
The conversion feature of our debenture instruments and related warrants were required to be treated separately as derivative liabilities.  When the debenture instruments were converted into shares of Ener1 common stock, during the first quarter of 2008, they no longer were treated as derivative liabilities and the fair value of each derivative, including the warrant derivative, was marked to market and a gain of $3.9 million was recorded.

Loss on foreign currency transactions
Foreign currency transactions are transactions denominated in a currency other than the entity’s functional currency.  Foreign currency transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates of the functional currency in which a transaction is denominated increases or decreases the expected cash flow creating a foreign currency transaction gain or loss.

Liquidity and Capital Resources

Cash Flow Summary

The following information has been derived from our audited consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 and is presented in thousands.  We completed the acquisition of Enertech during the fourth quarter of 2008 and have included the results of their operations since November 1, 2008.

Cash and cash equivalents increased by $3.1 million during the year ended December 31, 2009. The change in cash and cash equivalents is as follows (in thousands):

	2009	2008	2007

Net loss	$(51,505)	$(51,153)	$(62,692)
Non-cash items	13,590	23,492	39,772
(Decrease) increase in working capital items	(2,771)	3,540	(3,772)
Operating activities	(40,686)	(24,121)	(26,692)
Investing activities	(29,112)	(13,775)	(495)
Financing activities	73,030	24,112	51,722
Effects of exchange rates on cash and cash equivalents	(147)	187	-
Net increase (decrease) in cash and cash equivalents	$3,085	$(13,597)	$24,535
Cash and cash equivalents - beginning balance	11,229	24,826	291
Cash and cash equivalents - ending balance	$14,314	$11,229	$24,826

Operating Activities

Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation and amortization, stock-based compensation and interest expense, which are partially offset by the gain on derivative liabilities.

Net cash used in operating activities increased $16.6 million during the year ended December 31, 2009, as compared to 2008.  Non-cash items decreased $9.9 million and working capital items decreased $6.3 million.  The decrease in certain operating assets and liabilities is primarily due to the decrease in accounts payable and accrued expenses partially offset by the decrease in inventories and accounts receivable.

Net cash used in operating activities decreased $2.6 million during the year ended December 31, 2008, as compared to 2007.  Net loss decreased $11.5 million in 2008 due primarily to the payment of $10.2 million in preferred dividends during 2007.  Non-cash items decreased $16.3 million primarily due to the gain on derivative liabilities of $3.9 million in 2008 as compared to the loss of $11.5 million during 2007.  Working capital items increased $7.3 million primarily due to the increase in accounts payable and accrued expenses partially offset by the increase in accounts receivable due to the slow paying nature of certain federal government agencies with whom we have cost sharing arrangements.  Subsequent to December 31, 2008, we collected approximately $1.6 million, or 96% of our government based accounts receivable.

Investing activities

Net cash used in investing activities for the year ended December 31, 2009 was $29.1 million, compared to $13.8 million for the year ended December 31, 2008.  The increase is primarily due to the investment in Think Holdings’ Series B Preferred Stock of $13.3 million during 2009.  Purchases of property, plant and equipment increased $0.5 million as we continue to upgrade and increase the capacity at our manufacturing facilities in Indiana and Korea.

Net cash used in investing activities increased $13.3 million during the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007.  This increase relates primarily to the planned increase in capacity and upgrade of production equipment at our manufacturing facilities in Indiana and Korea.  During 2008, capital expenditures and equipment deposits increased $13.5 million.  These increases were partially offset by the $5.0 million cash received in acquisitions, less $1.1 million in direct costs of acquisitions.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2009 was $73.0 million, compared to $24.1 million for the same period ended 2008.  The increase is due to proceeds from sales of Ener1 common stock of $58.4 million and an increase in proceeds from borrowings of $16.2 million during the year ended December 31, 2009.  These increases have been partially offset by a decrease in proceeds from the exercise of options and warrants of $30.3 million during the same period.

In May 2009, we entered into the Primary Open Market Sale Agreement to sell $40.0 million in shares of Ener1 common stock and through September 2009, we raised net proceeds of $38.4 million from our participation in the Primary Open Market Sale Agreement.  In December 2009, we entered into a Stock Purchase Agreement with ITOCHU to sell $20.0 million in shares of Ener1 common stock.

In January 2010, we entered into the Secondary Open Market Sale Agreement to sell up to $60.0 million in shares of Ener1 common stock.  We began selling shares on February 3, 2010 and through March 8, 2010, we raised net proceeds totaling $3.9 million.

Net cash provided by financing activities decreased $27.6 million during the year ended December 31, 2008 primarily due to the decrease in selling activities of Ener1 common stock.  This decrease is partially offset by the increase in proceeds from exercises of warrants totaling $25.8 million during 2008.  We also spent $8.0 million during the year ended 2008 for the redemption of EnerDel’s Series A Preferred Stock.

Management’s Assessment of Liquidity

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

We anticipate that United States government programs will fund a significant increase in investment in the domestic battery business and related supplier markets, and we will benefit from these programs due to our presence as a United States-based manufacturer.  Funds received pursuant to these government programs are designated to increase our battery manufacturing capacity.

In January 2010, we completed the process to begin utilizing funds under the $118.5 million grant awarded in August 2009.  We will begin utilizing these funds as part of our 2010 capital expansion with an estimated $63.0 million investment in our new production facility in Mt. Comfort, Indiana, and to fund the purchase of additional equipment and capacity expansion at our existing locations.

We also have pending an application under the DOE ATVM loan program under which we are seeking a loan currently estimated to be between $275 million and $300 million to increase our battery manufacturing capacity in Indiana.  Under the ATVM, companies are required to contribute 20% of the loan amount to the program award, with credit given for invested capital in the project to date in accordance with the terms and conditions of the ATVM loan.  We continue to provide information and due diligence requests to the DOE in accordance with the application process.  The ATVM was created under Section 136 of the Energy Independence and Security Act of 2007.

We expect to receive $7.4 million from our active cost-sharing arrangements with the DOD, DOE and the USABC through September 2012, which will reduce our future research and development expense.

Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions and our credit rating. During the past year, the market has experienced significant price and volume fluctuations.  To date, we have not experienced any limitations in our ability to access these sources of liquidity, although the recent upheaval experienced by the debt and equity markets may adversely affect our ability to procure future financing.

We believe we have access to sufficient capital to continue our planned operations for 12 months from our balance sheet date of December 31, 2009.  We plan to utilize the proceeds from our Secondary Open Market Sale Agreement and our A&R LOC and other possible sources to fund operations and the purchase of certain production equipment and manufacturing plant assets.  Enertech has access to loan facilities with several banks for short-term working capital and equipment purchases and we plan to invest approximately $12.0 million in Enertech during 2010 to facilitate their working capital and equipment purchase requirements.

Contractual Obligations

A summary of payments due for our contractual obligations and commitments, as of December 31, 2009, is presented below (in thousands):

						After
Contractual cash obligations	2010	2011	2012	2013	2014	2014	Total

Convertible line of credit (1)	$12,481	$-	$-	$-	$-	$-	$12,481
Short-term borrowings (1), (2)	13,001	-	-	-	-	-	13,001
Long-term borrowings (1), (2)	-	4,282	-	-	-	-	4,282
Convertible bonds (1)	-	-	-	385	-	-	385
Capital lease obligations (1)	2,716	2,713	271	6	2	-	5,708
Operating lease obligations	1,164	1,039	1,059	731	568	1,277	5,838
Capital expenditures (3)	29,010	-	-	-	-	-	29,010
Totals	$58,372	$8,034	$1,330	$1,122	$570	$1,277	$70,705

(1)	Includes principal payments and expected interest payments based on the terms of the obligations.
(2)	Certain bank deposits, land, buildings and equipment are pledged as collateral to guarantee payment.
(3)	Approximately $21.9 million will qualify for reimbursement under the $118.5 grant awarded in August 2009 and expected proceeds under the ATVM loan.

Off-Balance Sheet Financing

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  Preparing financial statements requires management to make estimates, judgments and assumptions regarding uncertainties that may affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates, judgments and assumptions are affected by management’s application of accounting policies.  We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances.  In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our consolidated financial statements.

Critical accounting policies for us include impairment of intangible assets, goodwill and long-lived assets, revenue recognition, stock-based compensation, accounting for income taxes and derivative instruments.

Our critical accounting policies are described in the notes to our consolidated financial statements.  This summary of critical accounting policies is presented to assist in understanding our consolidated financial statements and the major estimates, judgments and assumptions used.  Management believes the following are its most critical accounting policies because they require more significant judgments and estimates in preparation of its consolidated financial statements.

Impairment of Long-lived Assets
Our long-lived assets are reviewed for possible impairment whenever events or circumstances indicate the carrying value of our long-lived assets, including property and equipment, as well as intangible assets, may be impaired.  We take into consideration indicators such as: reductions in demand, a significant economic slowdown in the industry or underperformance of the asset or a significant adverse change in the manner or extent to which the asset is used.

If such circumstances indicate a potential impairment may exist, we then evaluate the recoverability of the carrying value of the asset based on estimated undiscounted cash flow projections to be generated from such asset.  If the undiscounted cash flow projections indicate an impairment occurred then the carrying value of the assets being evaluated is written down to the estimated fair value.

All of our long-lived assets are subject to depreciation or amortization.  No impairment of long-lived assets has been identified during any of the periods presented since indicators of impairment were not present.

Impairment of Goodwill
Goodwill represents the difference, if any, between the purchase price paid for an acquisition and the fair value of the net assets acquired in a business combination.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually, unless an event occurs that indicates a potential impairment exists.

The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method.  This valuation method requires a projection of revenue, operating expenses, and capital expenditures over a five to ten year period.  In addition, management estimates the weighted average cost of capital to determine an appropriate discount rate.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

Our annual impairment test was performed on October 1, 2009 and indicated our goodwill was not impaired.  At December 31, 2009, our recorded goodwill was $51.0 million which has been assigned to the battery segment.  Changes in our projections, a decrease in our revenue estimates or an increase in the discount rate by more than 15 percentage points could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

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

During the year ended December 31, 2009, our net sales consist primarily of battery related sales from our Enertech operations and a small amount of battery prototype sales from our EnerDel subsidiary.  At Enertech, sales are recorded when title passes to the customer which is at the delivery point for domestic sales and at the receipt point of bill of lading for export sales.  Currently, Enertech does not provide discounts, rebates, product guarantees or warranties.  We expect, in the future, that EnerDel will be providing a limited warranty on sales of battery packs for EVs, PHEVs and HEVs.  The terms of such warranties and other post-shipment obligations may be negotiated on a customer by customer basis and we will establish the appropriate policies and accounting treatment based on such negotiations and final agreements.  We also expect that our customers will test a significant number of battery packs prior to acceptance.

Proceeds from cost-sharing arrangements with federal government agencies and grants from foreign government agencies are generally recognized as a reduction of research and development expenses.  Revenue in 2008 from cost-sharing arrangements with commercial entities was generally recognized using the percentage of completion method.  To date, these cost-sharing arrangements with commercial entities have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses.

We expect to receive proceeds from grants with federal government agencies, during 2010, related to assets which we anticipate being recorded as deferred revenue and recognized as income over the periods and in proportions in which depreciation on the assets is charged.

Stock Based Compensation
Employee and non-employee stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, usually three years, using the straight-line method.  We make certain assumptions in order to value and expense our stock based compensation.  In connection with valuing stock options, we use a Black-Scholes option pricing model, which requires us to estimate certain subjective assumptions.  The key assumptions we make are: the expected term of the award, the expected forfeitures, and the dividend yield.  We review our valuation assumptions periodically and, as a result, may change our valuation assumptions used to value stock based compensation awards granted in the future.  Such changes may result in a significant change in the expense we recognize in connection with such awards.

Income Taxes
Income tax expense includes domestic and foreign income taxes.  Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.  We also recognized future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  We establish valuation allowances on a jurisdictional basis when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.  Realization of the future tax benefit related to the deferred tax asset is dependent on many factors, including our ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which we operate and the overall future industry outlook.

Derivative Instruments
Our foreign subsidiary has derivative instruments for managing exposure to foreign currency primarily to hedge the foreign exchange risk arising from accounts receivable from domestic subsidiaries.  These derivative instruments are measured at fair value and gains or losses from changes in the fair value are recognized in earnings, as they are not designated as hedges.

Certain freestanding warrants that contain down round provisions were issued during 2004 and 2005.  Previously, these warrants were classified in equity.  After evaluating the application of newly issued US GAAP, these warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as a derivative liability.  Any time we issue securities that are deemed to be dilutive to the warrants containing down round provisions, the number of shares of Ener1 stock required to be issued upon the exercise of these warrants will increase.

Convertible bonds, originally issued in January 2008, which have a strike price denominated in a foreign currency, were acquired in connection with the Enertech acquisition during the fourth quarter of 2008.  After evaluating the application of newly issued US GAAP, the conversion feature was bifurcated and recorded as a derivative liability on January 1, 2009.  As foreign currency rates fluctuate, the number of shares of Enertech stock to be issued upon conversion could increase.

We have recorded the fair value of the warrants and convertible bonds that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments.

Recently Adopted Accounting Standards

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

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements

On January 1, 2009, we adopted new accounting guidance that requires the issuer of certain convertible debt instruments that may be settled in cash on conversion to separately account for the debt and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate.  The adoption of this standard did not have a material impact on the financial statements. We continue to examine our convertible debt instruments for applicability under this guidance.

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements.

In September 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”), as the single source of authoritative nongovernmental US GAAP.  The adoption of this standard did not have a material impact on the financial statements.

Future Adoption of Accounting Standards

In June 2009, the FASB issued new accounting guidance which amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest gives it a controlling financial interest in a variable interest entity.  This new standard has broad implications and may affect how we account for the consolidation of equity method investments and other agreements and purchase arrangements.  Under this revised guidance, more entities may meet the definition of a variable interest entity.  We have evaluated all entities that fall within the scope of this amended guidance to determine whether we may be required to consolidate additional entities on January 1, 2010, which is the effective date and determined that the adoption of this standard will not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We have international operations which exposes us to foreign currency exchange risks.

When we conduct our business in foreign countries, our earnings and cash flow are subject to fluctuations in foreign currency exchange rates.  We also face transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. The loss on foreign currency transactions during the years ended December 31, 2009 and 2008 were $0.2 million and $0.3 million, respectively.

In addition, we are exposed to fluctuations in foreign exchange rates from translating the results of our Korean and Japanese operations to the United States dollar.  At December 31, 2009 and 2008, the translation adjustment recognized as accumulated comprehensive income was $4.9 million and $1.5 million, respectively.

We do not have any long term supply agreements at this time but we are exposed to risk when purchases are denominated in a foreign currency.  Currently, the majority of our principal suppliers are based in China, Japan and Korea and we may not be able to negotiate payment terms that are denominated in United States dollars.  As a result, any future decline in the United States dollar against the Chinese Yuan, the Japanese Yen or the Korean Won, will increase the amount we may have to pay and could have material impact on our financial statements.

To date, we have not entered into any derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments.

Item 8.	Financial Statements

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ener1, Inc.

In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended present fairly, in all material respects, the financial position of Ener1, Inc. and its subsidiaries at December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it determines whether an instrument is indexed to the Company's own stock in 2009.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ener1, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Ener1, Inc. (the "Company") as of December 31, 2008 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company, as of December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/  MALONEBAILEY, LLP
www.malone-bailey.com
Houston, Texas

March 12, 2009, except for Notes 3, 11, 14 and 20 which are as of January 19, 2010

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$14,314	$11,229
Restricted cash	3,668	2,976
Accounts receivable, net of allowance of $865 and $915	6,350	7,006
Inventories, net of provision for obsolescence of $1,296 and $483	10,415	10,202
Prepaid expenses and other current assets	2,020	1,199
Total current assets	36,767	32,612

Property and equipment, net of accumulated depreciation of $8,340 and $2,728	52,903	39,513
Deferred financing costs, net of amortization of $177 and $0	268	5,088
Intangible assets, net of accumulated amortization of $2,736 and $568	13,230	15,246
Investment in unconsolidated entity	19,177	-
Goodwill	51,019	48,674
Other	1,043	598
Total assets	$174,407	$141,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$14,268	$16,322
Income taxes payable	329	318
Convertible line of credit and accrued interest due to related party, net of discounts of $1,965 and $0	10,516	-
Short-term borrowings	13,001	9,414
Capital lease obligations, current portion	2,372	2,003
Total current liabilities	40,486	28,057

Other long-term payables	1,281	1,093
Deferred income tax liabilities	402	397
Derivative liabilities	6,871	-
Long-term borrowings	4,282	795
Capital lease obligations, less current portion	2,701	4,580
Convertible bonds	385	396
Total liabilities	56,408	35,318

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 175,714,286 shares authorized, 124,375,196 and 113,074,478 issued and outstanding, respectively	1,245	1,132
Paid in capital	451,592	397,080
Accumulated other comprehensive income	4,860	1,510
Accumulated deficit	(341,505)	(296,826)
Total Ener1, Inc. stockholders' equity	116,192	102,896
Noncontrolling interest	1,807	3,517
Total stockholders' equity	117,999	106,413
Total liabilities and stockholders' equity	$174,407	$141,731

The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales	$34,800	$6,848	$280
Cost of sales	30,732	4,661	-
Gross profit	4,068	2,187	280

Operating expenses:
General and administrative	17,653	11,578	8,265
Research and development, net	30,770	22,902	11,948
Warrant modification expense	-	-	583
Depreciation and amortization	5,081	1,612	530
Total operating expenses	53,504	36,092	21,326
Loss from operations	(49,436)	(33,905)	(21,046)

Other income (expense):
Interest expense	(5,810)	(21,778)	(30,216)
Interest income	150	480	121
Other	294	189	(14)
Gain (loss) on derivative liabilities	3,527	3,936	(11,537)
Loss on foreign currency transactions	(211)	(259)	-
Total other income (expense)	(2,050)	(17,432)	(41,646)

Loss before income taxes	(51,486)	(51,337)	(62,692)
Income tax expense (benefit)	19	(184)	-
Net loss	(51,505)	(51,153)	(62,692)
Net income (loss) attributable to noncontrolling interest	(501)	1,307	1,246
Net loss attributable to Ener1, Inc.	(51,004)	(52,460)	(63,938)
Preferred dividends	-	-	(10,227)
Net loss attributable to common shareholders	$(51,004)	$(52,460)	$(74,165)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.44)	$(0.51)	$(1.02)

Diluted	$(0.45)	$(0.51)	$(1.02)

Weighted average shares outstanding for Ener1, Inc.:
Basic	116,655	103,382	72,922

Diluted	116,711	103,382	72,922

The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007, 2008 and 2009
(In thousands except share data)
				Accumulated			Total
				Other			Stockholders'
	Common Stock		Paid in	Comprehensive	Accumulated	Noncontrolling	Equity
	Shares	Amount	Capital	Income	Deficit	Interest	(Deficit)
Balance December 31, 2006	59,623,153	$596	$141,085	$-	$(182,922)	$-	$(41,241)

Net loss (including preferred dividends payable to noncontrolling interest charged to paid in capital)	-	-	(1,246)	-	(62,692)	-	(63,938)
Shares issued for exercise of options and warrants	5,943,293	59	9,847	-	-	-	9,906
Shares sold for cash, net of costs	15,200,545	152	41,974	-	-	-	42,126
Shares issued in connection with EnerStruct	533,333	5	928	-	-	-	933
Shares issued for senior debenture conversions	4,304,006	43	22,167	-	-	-	22,210
Shares issued for Series B preferred stock conversions	6,661,641	68	8,566	-	-	-	8,634
Shares issued in payment of services	331,207	3	587	-	-	-	590
Accretion of discount on preferred stock	-	-	(783)	-	-	-	(783)
Warrants issued to UTE	-	-	18	-	-	-	18
Warrants issued to related party in connection with debt placement services	-	-	3,236	-	-	-	3,236
Warrant modification expense	-	-	583	-	-	-	583
Reduction in derivative liability related to conversions of senior debentures	-	-	8,556	-	-	-	8,556
Accrued dividends on preferred stock	-	-	(1,066)	-	-	-	(1,066)
Deemed preferred stock dividends	-	-	8,378	-	-	-	8,378
Stock-based compensation expense	-	-	1,365	-	-	-	1,365
Balance December 31, 2007	92,597,178	$926	$244,195	$-	$(245,614)	$-	$(493)

Comprehensive loss:
Net loss (including preferred dividends payable to noncontrolling interest charged to paid in capital)	-	-	(1,248)	-	(51,212)	59	(52,401)
Translation adjustment	-	-	-	1,510	-	91	1,601
Total comprehensive income (loss)						150	(50,800)
Shares issued for exercise of options and warrants	6,326,839	63	30,917	-	-	-	30,980
Shares issued for debt origination costs	55,700	1	385	-	-	-	386
Shares issued for payment of services	24,243	-	200	-	-	-	200
Shares issued for conversions of senior debentures	2,257,741	23	12,068	-	-	-	12,091
Shares issued for conversions of Ener1 Group convertible notes	3,955,634	40	13,805	-	-	-	13,845
Shares issued for acquisition of Enertech	5,000,000	50	36,775	-	-	3,367	40,192
Warrants issued for acquisition of Enertech	-	-	8,781	-	-	-	8,781
Shares issued for acquisition of remaining 19.5% interest in the EnerDel subsidiary	2,857,143	29	31,564	-	-	-	31,593
Reduction in derivative liability related to conversion of senior debentures	-	-	6,208	-	-	-	6,208
Intrinsic value of beneficial conversion feature for Ener1 Group convertible notes	-	-	3,608	-	-	-	3,608
Warrants issued to related party in connection with inducement to convert debt	-	-	680	-	-	-	680
Warrants issued to related party for commitment fee for revolving line of credit facility	-	-	5,088	-	-	-	5,088
Redemption of EnerDel Series A Preferred Stock	-	-	1,070	-	-	-	1,070
Stock-based compensation expense	-	-	2,984	-	-	-	2,984
Balance December 31, 2008	113,074,478	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	-	(51,004)	(501)	(51,505)
Translation adjustment	-	-	-	3,264	-	107	3,371
Total comprehensive loss						(394)	(48,134)
Shares sold for cash, net of costs	9,187,278	92	58,352	-	-	-	58,444
Shares issued for exercise of options and warrants	829,281	8	697	-	-	-	705
Shares issued for additional noncontrolling interest	385,936	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	1,237	-	8	-	-	-	8
Shares issued for investment in unconsolidated entity	896,986	9	5,821	-	-	-	5,830
Cumulative effect of change in accounting principle	-	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	-	2,818	-	-	-	2,818
Warrants issued to related party as borrowing fees under a line of credit agreement	-	-	1,703	-	-	-	1,703
Early extinguishment of related party debt	-	-	(3,553)	-	-	-	(3,553)
Other	-	-	(18)	-	-	-	(18)
Beneficial conversion feature on related party debt	-	-	2,816	-	-	-	2,816
Stock-based compensation expense	-	-	4,125	-	-	-	4,125
Balance December 31, 2009	124,375,196	$1,245	$451,592	$4,860	$(341,505)	$1,807	$117,999

The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2009	2008	2007

Operating activities:
Net loss	$(51,505)	$(51,153)	$(62,692)
Adjustments to reconcile net loss to cash used in operating activities:
(Gain) loss on derivative liabilities	(3,527)	(3,936)	11,537
Non-cash accretion of discounts on debentures and notes	987	17,728	21,543
Non-cash interest expense related to financing costs	2,946	2,398	1,675
Non-cash interest expense on related party debt	-	279	1,237
Non-cash inducement for debt conversions and equity investments	-	883	583
Depreciation and amortization	7,668	2,020	530
Stock-based compensation expense	4,125	2,983	1,684
Other non-cash expenses	1,391	1,137	983
Changes in certain operating assets and liabilities:
Accounts receivable	1,175	(1,222)	50
Inventories	(310)	(1,050)	-
Accounts payable and accrued expenses	(1,721)	5,405	(1,710)
Interest payable	-	-	(1,300)
Changes in current assets, liabilities and other, net	(1,915)	407	(812)
Net cash used in operating activities	(40,686)	(24,121)	(26,692)

Investing activities:
Capital expenditures and equipment deposits	(14,590)	(14,115)	(569)
Investment in unconsolidated entity	(13,347)	-	-
Cash paid for acquisition	-	(600)	-
Cash received in acquisition	-	5,028	-
Direct costs for acquisitions	-	(1,121)	-
Restricted cash	(1,240)	(2,976)	-
Other	65	9	74
Net cash used in investing activities	(29,112)	(13,775)	(495)

Financing activities:
Proceeds from sale of stock, net of costs	58,444	-	42,126
Proceeds from borrowings, related party	12,086	-	-
Proceeds from borrowings	5,942	1,802	5,177
Proceeds from exercise of options and warrants	705	30,980	5,206
Redemption of EnerDel Series A Preferred Stock	-	(8,000)	-
Repayment of borrowings, related party	(336)	(315)	(787)
Repayment of borrowings and capital leases	(4,588)	(355)	-
Other	777	-	-
Net cash provided by financing activities	73,030	24,112	51,722

Effect of exchange rates on cash and cash equivalents	(147)	187	-
Net increase (decrease) in cash and cash equivalents	3,085	(13,597)	24,535
Cash and cash equivalents - beginning balance	11,229	24,826	291
Cash and cash equivalents - ending balance	$14,314	$11,229	$24,826

Cash paid during the year for:
Interest	$973	$421	$7,062
Income taxes	127	2	-

Supplemental Disclosure of Non-cash Investing and Financing Activities

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$6,325	$-	$-
Cumulative effect of change in accounting principle on paid in capital	(19,521)	-	-

Shares issued for conversion of senior debentures	-	11,715	22,210
Shares issued for conversion of senior debentures interest	-	174	-
Reduction in derivative liability	2,818	6,208	8,556

Shares issued for conversion of convertible notes	-	11,960	-
Shares issued for conversion of convertible notes interest	-	1,885	-

Beneficial conversion value in connection with related party debt	2,816	3,608	-
Early extinguishment of related party debt	(3,553)	-	-
Warrants issued in connection with advances of related party debt	1,703	-	-
Warrants issued in connection with the commitment of related party debt	-	5,088	3,236

Shares issued for purchase of equity investment	5,830	-	-
Shares issued for acquisitions	1,354	59,254	-
Warrants issued for acquisitions	-	8,781	-
Warrants modified for acquisitions	-	195	-
Transaction costs related to acquisitions	-	655	-
Reduction in accounts payable with acquisition of noncontrolling interest	-	163	-

Short-term borrowings pursuant to equipment purchases	2,773	-	-
Borrowings pursuant to capital lease obligations	472	7,209	-
Shares issued for capital lease obligations	8	385	-

Redemption of EnerDel Series A Preferred Stock	-	1,071	-
Shares issued for Series B preferred stock conversions	-	-	8,634
Accrued dividends on preferred stock	-	-	(1,066)
Deemed preferred stock dividends	-	-	8,378
Accretion of discounts on preferred stock	-	-	(783)
Cashless exercise of options and warrants	-	-	1
Notes payable issued for settlement of leasehold	-	-	509
Warrants issued for settlement of leasehold	-	-	18
Notes payable issued for purchased research and development	-	-	370
Reduction of accounts payable for stock and notes payable	-	-	429
Reduction of advances for exercise of warrants	-	-	4,700

The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Ener1, Inc. (“Ener1,” “the Company,” “the Registrant,” “we,” “our” or “us”) operates primarily in the business of designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  End markets include transportation, stationary power, military applications and small cell markets.  In the transportation markets, we are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  This technology is also being developed for other transportation markets including buses and trucks as well as alternative transportation vehicles.  Our Enertech subsidiary also specializes in small cell technology and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells, lithium polymer batteries, and large format cells for automotive applications. We also conduct research on and develop fuel cells and nano coating processes.

Ener1, a Florida corporation, was founded in 1985 and is headquartered in New York, New York.  In January 2002, Ener1 Group, Inc. (“Ener1 Group”) acquired a majority interest in Ener1 and, as of December 31, 2009, owns approximately 52% of the outstanding common stock of Ener1.

Ener1 is the parent company to its wholly-owned subsidiaries; (i) EnerDel, Inc. (“EnerDel”) a Delaware corporation, (ii) EnerFuel, Inc. (“EnerFuel”) a Delaware corporation, (iii) NanoEner, Inc. (“NanoEner”) a Florida corporation, (iv) EnerDel Japan, Inc. (“EnerDel Japan”), a Japanese corporation, (v) Ener1 Battery Company (“Battery Company”) a Florida corporation, and (vi) Ener1 Europe, S.A.S. (“Ener1 Europe”) a French corporation.  Ener1 currently holds an 89% interest in Enertech International, Inc. (“Enertech”), a Korean corporation.  Enertech has a wholly-owned subsidiary, Emerging Power, Inc., a New Jersey corporation.

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

•
Enertech manufactures lithium-ion battery cells with facilities and equipment located in Chungcheongbuk-do, South Korea and Hackensack, New Jersey.  Enertech was incorporated in March 2001 under the laws of the Republic of Korea.  In October 2008, Ener1 acquired approximately 83% of the fully diluted capital stock of Enertech and in January 2009 purchased additional ownership interest increasing our ownership, on a fully diluted basis, from 83% to 89%.  See further discussion in Note 3 – Acquisitions.

•	EnerFuel, located in West Palm Beach, Florida develops fuel cell products and provides fuel cell related technical services. EnerFuel was formed in October 2004.

•
NanoEner, located in Fort Lauderdale, Florida is building prototype equipment that utilizes technology for depositing materials onto battery electrodes as part of the battery cell manufacturing process.  NanoEner was formed in April 2004.

•
EnerDel Japan was formed in September 2007 after the termination of the joint venture with EnerStruct, Inc., (“EnerStruct”) to continue Ener1’s Japanese operations in pursuit of technology development and marketing opportunities for lithium-ion batteries in Japan.  EnerStruct, a Japanese joint venture, was formed in August 2003 and terminated in September 2007 by the owners of the joint venture.

•	Ener1 Battery Company was formed in March 2001 and currently does not have any operations. Certain real estate and equipment assets used by Ener1 are held by the Battery Company.

•	Ener1 Europe, S.A.S. was formed in March 2010 to focus on business development activities and customer programs in Europe. Ener1 Europe is headquartered in Paris, France.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Significant Accounting Policies

Accounting Policies
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation
Our consolidated financial statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries.  Amounts pertaining to the noncontrolling interests held by third parties in the operating results and financial position of our majority-owned subsidiaries are reported as a component of stockholders’ equity separate from Ener1’s equity.  Intercompany transactions and balances are eliminated in consolidation.

Equity investments in which we exercise significant influence but do not exercise control are accounted for using the equity method.  Investments in which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.  Investments in which we exercise significant influence but do not exercise control and the investment is not deemed to be “in-substance” common stock are accounted for using the cost method.

Certain amounts for 2008 and 2007 have been reclassified to conform to the 2009 presentation.  All share amounts and per share amounts have been adjusted for the impact of a one-for-seven reverse stock split on April 24, 2008.

Foreign Currencies
Subsidiaries located outside the United States of America use the local currency as the functional currency. We translate assets and liabilities denominated in foreign currencies using exchange rates in effect at the balance sheet date and equity accounts at the historical exchange rates.  We translate revenues and expenses using the average exchange rates during the year.  Translation adjustments resulting from this process are shown as a separate component of accumulated other comprehensive income within stockholders’ equity.  Foreign currency transaction gains and losses are reported in other income (expense) in the statements of operations.

Use of Estimates
Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that may affect reported amounts presented and disclosed in our consolidated financial statements.  Significant estimates and assumptions in these consolidated financial statements require the exercise of judgment and are used for, but not limited to, revenue recognition and related allowances, derivative liabilities, inventories, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets, research and development, contingencies and litigation, as well as stock-based payments, warrants, valuation of beneficial conversion feature, if any, on convertible securities and other financing matters. Due to the inherent uncertainty involved in making these estimates, actual results reported in future periods may be different from these estimates.

Cash and Cash Equivalents
Ener1 considers liquid instruments purchased with original maturity of three months or less to be cash and cash equivalents.  The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

Restricted Cash
Restricted cash represents amounts maintained with foreign banks that are (i) pledged to guarantee performance pursuant to borrowings or (ii) provisional attachments from Korean courts in connection with alleged third party claims.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoice amount, which approximates fair value.  The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in the accounts receivable.  We determine the allowance based on historical collection experience, aging status and financial condition of specific customers.  We write off account balances against the allowance in the period we determine it is probable that the receivable balance is not collectible.  Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2009	2008
Balance, beginning of year	$915	$340
Provision for bad debt expense	36	604
Reversal of allowance	(112)	(28)
Other	26	(1)
Balance, end of year	$865	$915

The reversal of allowance in 2009 represents the collection of an account that was fully allowanced during 2008.  One customer accounts for approximately 50% and 59% of the allowance at December 31, 2009 and 2008, respectively.  Based on the information available, management believes the allowance for doubtful accounts at December 31, 2009 is adequate. However, actual write-offs may exceed the recorded allowance.

Inventories
Inventories are stated at the lower of cost or market, with cost determined under the first-in, first-out method, except for inventories at foreign subsidiaries which are determined using the weighted average method.  Included in inventories are raw materials and finished goods used in the production of prototypes, which are charged to research and development expense when consumed.  The following table presents the components of inventories (in thousands):

	December 31,
	2009	2008
Raw materials and supplies	$5,090	$4,750
Work in process	1,164	783
Finished goods	5,457	5,152
	11,711	10,685
less: provision for obsolescence	(1,296)	(483)
	$10,415	$10,202

The Company provides for obsolete or slow-moving inventory based on management’s analysis of inventory levels and future sales forecasts at the end of each accounting period.

Property and Equipment
Property and equipment is recorded at cost and depreciated using the straight-line method over the useful lives of the assets, based on the following estimates:

Buildings and improvements	30 - 39 years
Leasehold improvements	Shorter of estimated useful life or term of lease
Machinery and equipment	5 - 10 years
Office equipment, furniture and other	3 - 7 years
Vehicles	4 - 7 years

Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At the inception of a lease, the agreement is evaluated to determine whether the lease will be accounted for as an operating or capital lease. The term of the lease used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured or failure to exercise such option would result in an economic penalty.

Deferred Financing Costs
In December 2008, as a commitment fee pursuant to a $30.0 million Line of Credit Agreement (the “LOC Agreement”), Ener1 issued warrants to Ener1 Group to purchase up to 1,250,000 shares of Ener1 common stock and recorded the fair value of approximately $5.1 million as deferred financing costs.  On August 26, 2009, Ener1 entered into an Amended and Restated Line of Credit Agreement (the “A&R LOC Agreement”) with Ener1 Group and Bzinfin, S.A. (“Bzinfin”), the owner of a majority of the common stock of Ener1 Group, whereby Bzinfin, the new lender, extended the maturity date of the loans, among other amendments, to July 1, 2010.

The A&R LOC Agreement is with a different lender than the original LOC Agreement.  As a result, the remaining unamortized balance in deferred financing costs, as of August 26, 2009, of approximately $2.9 million was charged to paid in capital as early extinguishment of debt.

In connection with the A&R LOC Agreement, Ener1 issued to Bzinfin warrants to purchase up to 125,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  The warrants are immediately exercisable and expire three years after the date of grant.  We used a Black-Scholes pricing model to value the warrants and the fair value of $445,000 has been recorded as deferred financing costs.  These costs are amortized to interest expense over the term of the A&R LOC Agreement and totaled $177,000 in 2009 and the remaining $267,000 will be expensed during 2010.

See Note 19, Related Party Transactions for additional information regarding the A&R LOC Agreement.

Goodwill, Intangible and Other Long-Lived Assets
Goodwill represents the difference, if any, between the purchase price paid for an acquisition and the fair value of the net assets acquired in a business combination.  Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually, unless an event occurs that indicates a potential impairment exists.

Intangible assets consist of patents, technology and customer relationships acquired during 2008 and are amortized using the straight-line method over their estimated period of benefit, ranging from two to 10 years.  We evaluate the recoverability of intangible assets periodically when indicators of impairment, such as reductions in demand or significant economic slowdowns in industry are present.  All of our intangible assets are subject to amortization.  No impairments of intangible assets have been identified during any of the periods presented.

Our long-lived assets are reviewed for possible impairment whenever events or circumstances indicate the carrying value of the asset may not be recoverable.  We evaluate the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets.  If the undiscounted cash flow indicates impairment occurred then the carrying value of the assets evaluated is written down to the estimated fair value of those assets.

Assumptions and estimates are used to develop these cash flow projections.  A significant change in these estimates or assumptions may affect the carrying value of long-lived assets and could result in an impairment charge.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-Term Payables
The components of other long-term payables were as follows (in thousands):

	December 31,
	2009	2008
Refundable government grants (Enertech)	$274	$161
Severance benefits (Enertech)	$1,007	932
	$1,281	$1,093

Certain grants received from the Korean government are refundable, depending on the successful development and commercialization of the technology or products, and a company receiving such government grant is required to refund approximately 20% of the grants received.

In accordance with the laws of the Republic of Korea, after one year of service, employees and directors of Enertech are entitled to receive a lump-sum payment upon termination of their employment with Enertech based on the length of service and rate of pay at the time of termination.  The annual severance benefit charged to expense is calculated based on the net change in the accrued severance benefit payable at the balance sheet date.

Derivative Instruments
Our foreign subsidiary has derivative instruments for managing exposure to foreign currency primarily to hedge the foreign exchange risk arising from accounts receivable from domestic subsidiaries.  These derivative instruments are measured at fair value and gains or losses from changes in the fair value are recognized in earnings, as they are not designated as hedges.

Certain freestanding warrants that contain down round provisions were issued during 2004 and 2005.  Previously, these warrants were classified in equity.  After evaluating the application of newly issued US GAAP, these warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as a derivative liability.  Any time we issue securities that are deemed to be dilutive to the warrants containing down round provisions, the number of shares of Ener1 stock required to be issued upon the exercise of these warrants will increase.

Convertible bonds, originally issued in January 2008, which have a strike price denominated in a foreign currency, were acquired in connection with the Enertech acquisition during the fourth quarter of 2008.  After evaluating the application of newly issued US GAAP, the conversion feature was bifurcated and recorded as a derivative liability on January 1, 2009.  As foreign currency rates fluctuate, the number of shares of Enertech stock to be issued upon conversion could increase.

We have recorded the fair value of the warrants and convertible bonds that are classified as derivative liabilities in our balance sheet at fair value with changes in the value of these derivatives reflected in the consolidated statements of operations as gain or loss on derivative liabilities.  These derivative instruments are not designated as hedging instruments.

Fair Value of Financial Instruments
The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, short-term borrowings and capital lease obligations approximate fair value due to the relatively short period to maturity for these instruments.  The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ener1 maintains cash balances at several banks.  Accounts at domestic institutions are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 and the Temporary Liquidity Guarantee Program, as instituted by the FDIC and the Temporary Guarantee Program for Money Market Funds as instituted by the United States Treasury.  Accounts at foreign institutions are insured by the Korean Federal Deposit Insurance Corporation (KFDIC) up to approximately $50,000.  From time to time we may maintain balances with a financial institution in excess of the insured amounts.

Primarily with the acquisition of Enertech in late 2008, customers who account for 10% or more of net sales were as follows (in thousands):

	Sales for the years ended December 31,
	2009		2008		2007
Symbol Technologies, Inc. (Motorola)	$6,794	20%	$1,682	25%	N/A	0%
Think Global	125	0%	941	14%	76	27%

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

During the year ended December 31, 2009, our net sales consist primarily of battery related sales from our Enertech operations and a small amount of battery prototype sales from our EnerDel subsidiary.  At Enertech, sales are recorded when title passes to the customer which is at the delivery point for domestic sales and at the receipt point of bill of lading for export sales.  Currently, Enertech does not provide discounts, rebates, product guarantees or warranties.  We expect, in the future, that EnerDel will be providing a limited warranty on sales of battery packs for electric and hybrid electric vehicles.  The terms of such warranties and other post-shipment obligations may be negotiated on a customer by customer basis and we will establish the appropriate policies and accounting treatment based on such negotiations and final agreements.  We also expect that our customers will test a significant number of battery packs prior to acceptance.

Proceeds from cost-sharing arrangements with federal government agencies and grants from foreign government agencies are generally recognized as a reduction of research and development expenses.  Revenue in 2008 from cost-sharing arrangements with commercial entities is generally recognized using the percentage of completion method.  To date, these cost-sharing arrangements with commercial entities have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses.

We expect to receive proceeds from grants with federal government agencies, during 2010, related to assets which we anticipate being recorded as deferred revenue and recognized as income over the periods and in proportions in which depreciation on the assets is charged.

Cost of Sales
Cost of sales includes manufacturing and distribution costs for products sold, depreciation, inventory valuation adjustments and costs associated with the delivery of products.  Depreciation expense included in cost of sales for the years ended December 31, 2009, 2008 and 2007 was approximately $2.6 million, $0.4 million and $0, respectively.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development
Research and development expenses include payroll, employee benefits, stock-based compensation and other direct and indirect costs associated with product development.  Research and development expenses also include the cost of equipment and other assets used in research and development activities, including a reasonable allocation of overhead expenses associated with various research and development programs.

Research and development costs are expensed as incurred, unless they meet generally accepted accounting criteria for deferral and amortization.  Ener1 reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date.  To date, no research and development costs have been deferred.

Research and developments costs are presented net of proceeds received from research and development contracts with governmental agencies in the amount of approximately $3.7 million, $3.8 million and $0.9 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock Based Compensation
Ener1 accounts for stock based compensation issued to employees and non-employees in accordance with US GAAP.  Under these principles, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, usually three years, using the straight-line method.

Income Taxes
Income tax expense includes domestic and foreign income taxes.  Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.  We also recognized future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  We establish a valuation allowance when, in the opinion of management, it is more likely than not that the deferred tax assets will not be realized.  Realization of the future tax benefit related to the deferred tax asset is dependent on many factors, including our ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which we operate and the overall future industry outlook.

We performed analysis of uncertain tax positions and recorded approximately $0.3 million as a provision for estimated liabilities as of December 31, 2009 and 2008.

Subsequent Events
In accordance with applicable accounting standards for the disclosure of events that occur after the balance sheet date but before the financial statements are issued, we have evaluated all events or transactions that occurred after December 31, 2009 up through the date we issued these financial statements.

Recently Adopted Accounting Standards

Effective January 1, 2009, we adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to our own stock.  The new guidance has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (“down round provisions”) and (ii) convertible bonds issued by our foreign subsidiary with a strike price denominated in a foreign currency.  See Note 12, Derivative Instruments and Fair Value of Financial Instruments for additional information regarding the impact on our financial statements from the adoption of this guidance.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We adopted new accounting guidance on disclosures about derivative instruments and hedging activities on January 1, 2009.  The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial statements.  See Note 12, Derivative Instruments and Fair Value of Financial Instruments regarding our derivative instruments.

On January 1, 2009, we adopted new accounting guidance on business combinations.  The new guidance requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize in-process research and development and either amortize it over the life of the product, or write it off if the project is abandoned or impaired.  The adoption of this guidance did not have a material impact on our financial statements.

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. See Note 12, Derivative Instruments and Fair Value of Financial Instruments for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

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

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. See Note 12, Derivative Instruments and Fair Value of Financial Instruments for this information.

In September 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, in the United States of America.  The adoption of this standard did not have a material impact on our financial statements.

Recently Issued Accounting Standards
In June 2009, the FASB issued new accounting guidance which amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest gives it a controlling financial interest in a variable interest entity.  This new standard has broad implications and may affect how we account for the consolidation of equity method investments and other agreements and purchase arrangements.  Under this revised guidance, more entities may meet the definition of a variable interest entity.  We have evaluated all entities that fall within the scope of this amended guidance to determine whether we may be required to consolidate additional entities on January 1, 2010, which is the effective date and determined that the adoption of this standard will not have a material impact on our financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Acquisitions

Enertech International, Inc.
We acquired Enertech on October 24, 2008 and as consideration in the acquisition, we paid $0.6 million in cash and issued 5,000,000 shares of Ener1 common stock and warrants to purchase 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share. The warrants are immediately exercisable, contain a cashless exercise provision and expire in October 2010.  In addition, we incurred $1.2 million of third party transaction costs for total purchase consideration of $47.4 million.   The following table presents the components of the purchase consideration (in thousands):

Cash	$600
Common stock	36,825
Warrants to purchase common stock	8,781
Transaction costs	1,202
Total Estimated Purchase Consideration	$47,408

The purchase price attributable to the 5,000,000 shares of Ener1 common stock was estimated by management based on the average closing price of Ener1’s common stock, as reported on the American Stock Exchange, for the five day period before and after October 16, 2008, the date that the terms of the acquisition were announced.  Based on the average closing price of our common stock of $7.36 per share, approximately $36.8 million of the purchase price was attributable to the common stock.

The purchase price attributable to the warrants to purchase up to 2,560,000 shares of Ener1 common stock was estimated by management on the date of grant using a Black-Scholes option valuation model.  Based on the fair value of the warrants of $3.43 per share, approximately $8.7 million of the purchase price was attributable to the warrants.  The fair value of the warrants was estimated with the following key assumptions:

Grant date	October 24, 2008
Stock Price	$7.00 per share
Strike Price	$7.50 per share
Expiration date	October 24, 2010
Risk free interest rate	1.57%
Expected volatility	95.24%
Expected dividend yield	0.00%

On January 7, 2009, Ener1 filed a registration statement to register the resale of the shares issued in the acquisition, as well as the shares issuable upon the exercise of the warrants and the registration statement became effective on February 5, 2009.

In January 2009, we purchased an additional ownership interest in Enertech by issuing 385,936 shares of Ener1 common stock valued at approximately $2.6 million based on the closing stock price of $6.73 per share on the effective date of the closing.   As a result, the ownership interest in Enertech increased from 83% to 89%, on a fully diluted basis and has been accounted for as an equity transaction.  See Note 18, Noncontrolling Interest.

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma condensed combined results were as follows:

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Year Ended December 31, 2008
(In thousands, except share data)

	Historical Ener1 Year Ended December 31, 2008	Historical Enertech Ten Months Ended October 31, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$6,848	$35,600	$(2,721	)(a)	$39,727
Cost of sales	4,661	30,912			35,573
Gross profit	2,187	4,688	(2,721)		4,154
Operating expense	36,092	4,633	(2,191	)(a),(b)	38,534
Total other expenses	(17,432)	(3,969)	(667	)(c)	(22,068)
Income tax expense (benefit)	(184)	271			87
Net income (loss)	(51,153)	(4,185)	(1,197)		(56,535)
Net income (loss) attributable to noncontrolling interest	1,307	-	(915	)(d)	392
Net income (loss) attributable to Ener1, Inc.	$(52,460)	$(4,185)	$(282)		$(56,927)
Preferred stock dividends	-	-			-
Net loss attributable to common shareholders of Ener1, Inc.	$(52,460)	$(4,185)	$(282)		$(56,927)

Weighted average shares outstanding	103,382		5,000	(e)	108,382

Net income (loss) per share-basic and diluted	$(0.51)				$(0.53)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets for ten months. Two months are included in the historical Ener1 total.
(c)	Increase to interest and discount expense relating to convertible bonds for ten months. Two months are included in the historical Ener1 total.
(d)	Net income (loss) attributable to noncontrolling interest reflects an adjustment to the allocable portion of pro forma net income (loss).
(e)	Adjustment to record the weighted average impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited pro forma condensed combined results were as follows:

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Year Ended December 31, 2007
(In thousands, except share data)

	Historical Ener1 Year Ended December 31, 2007	Historical Enertech Year Ended December 31, 2007	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$280	$58,418	$(288	)(a)	$58,410
Cost of sales	-	49,147	-		49,147
Gross profit	280	9,271	(288)		9,263
Operating expense	21,326	6,006	461	(a),(b)	27,793
Total other expenses	(41,646)	(1,027)	1,537	(c)	(41,136)
Income tax expense (benefit)	-	(167)	-		(167)
Net income (loss)	(62,692)	2,071	788		(59,833)
Net income (loss) attributable to noncontrolling interest	1,246	43	486	(d)	1,775
Net income (loss) attributable to Ener1, Inc.	$(63,938)	$2,028	$302		$(61,608)
Preferred stock dividends	(10,227)	-	-		(10,227)
Net loss attributable to common shareholders of Ener1, Inc.	$(74,165)	$2,028	$302		$(71,835)

Weighted average shares outstanding	72,922		5,000	(e)	77,922

Net income (loss) per share-basic and diluted	$(1.02)				$(0.92)

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Enertech.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets.
(c)	Reduction of interest and discount expense for intercompany transactions relating to convertible bonds and bonds with warrants.
(d)	Net income (loss) attributable to noncontrolling interest reflects an adjustment to the allocable portion of pro forma net income (loss).
(e)	Adjustment to record the weighted impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Enertech.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interest in EnerDel, Inc.
In August 2008, we acquired the remaining 19.5% interest in our EnerDel subsidiary from Delphi.  The aggregate purchase price consisted of 2,857,143 shares of Ener1 common stock and a revised exercise price of certain warrants held by Delphi, from $7.00 per share to $5.25 per share (the “Consideration”).  In exchange for the Consideration, Delphi transferred to Ener1 its equity interest in EnerDel and relinquished its right to appoint a member to the Board of Directors of EnerDel.

The aggregate purchase price was valued at approximately $32.0 million, including $22.4 million for the shares of Ener1 common stock based on the closing price reported by the American Stock Exchange for the five day period including two days before and two days after August 12, 2008, the date of acquisition, $9.0 million for the forgiveness of inter-company payables, net of inter-company receivables, $0.2 million for the revised exercise price of certain warrants held by Delphi and $0.4 million in direct costs of the acquisition.

The allocation of the purchase price was based on estimates and valuations which were obtained to provide an estimate for the fair market value of certain assets received as well as in-process research and development.  No amounts were allocated to in-process research and development as the technology demonstrated alternative uses in different applications.  As a result, $13.8 million was allocated to specifically identifiable intangible assets in the form of patented and unpatented technology with an estimated useful life of 10 years, and the remaining $18.2 million was recorded to goodwill, which has been assigned to the battery segment.

Ener1 has recorded a deferred tax liability of approximately $5.2 million on the temporary difference related to the patented and unpatented technology.  However, Ener1 also has existing deferred tax assets from its net operating losses (“NOLs”) which are covered by a full valuation allowance.  Ener1 has determined that the deferred tax liability created from the temporary difference is sufficient to support the realization of the existing deferred tax assets.  Accordingly, a portion of the valuation allowance, equivalent to the deferred tax liability, has been released.  The recognition of the deferred tax liability and the partial release of the valuation allowance had no impact on goodwill.

Note 4 – Earnings per Share

Net loss per share basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share diluted is calculated by reflecting the potential dilution that occurs if options or warrants are exercised or debt is converted into common stock and the effect of the exercise or conversion on the net loss per share.  Following is a reconciliation of net loss attributable to Ener1 and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands):

	Years Ended December 31,
	2009	2008	2007

Net loss for basic loss per share	$(51,004)	$(52,460)	$(74,165)
Adjustment for derivative gain (loss)	(1,949)	-	-
Net loss for diluted loss per share	$(52,953)	$(52,460)	$(74,165)

Weighted average number of common shares outstanding:
Basic	116,655	103,382	72,922
Effect of dilutive warrants	56	-	-
Diluted	116,711	103,382	72,922

Loss per common share attributable to Ener1, Inc.:
Basic	$(0.44)	$(0.51)	$(1.02)
Diluted	$(0.45)	$(0.51)	$(1.02)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following amounts were not included in the calculation of net loss per share because their effects were anti-dilutive or the securities were not in the money (in thousands):

	Years Ended December 31,
	2009	2008	2007
Stock options	3,473	3,958	459
Warrants	18,561	27,758	3,651
Restricted stock	40	-	-
Convertible instruments	2,365	-	6,071
Total	24,439	31,716	10,181

Note 5 – Property and Equipment

The components of property and equipment were as follows (in thousands):

	Useful life	December 31,
	(in years)	2009	2008
Land		$2,091	$1,966
Building and building improvements	30 - 39	5,704	5,381
Machinery and equipment	5 - 10	33,884	19,314
Office equipment, furniture and other	3 - 7	2,999	2,137
Leasehold improvements	1 - 10	9,929	7,966
Construction in progress	n/a	6,636	5,477
		61,243	42,241
Less accumulated depreciation		(8,340)	(2,728)
		$52,903	$39,513

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Construction in progress includes deposits for equipment being constructed by third parties specifically for our use.  Depreciation on these assets will commence when we place the assets in service.  Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $5.5 million, $1.5 million and $0.5 million, respectively.

Assets recorded under capital leases were approximately $7.7 million and $7.2 million at December 31, 2009 and 2008, respectively.

Note 6 – Intangible Assets

The components of intangible assets, all of which are finite-lived, were as follows (in thousands):

	Useful	As of December 31, 2009			As of December 31, 2008
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net
Patented and unpatented technology	10	$13,905	$(1,920)	$11,985	$13,900	$(460)	$13,440
Electric vehicle battery technology	4.2	1,137	(318)	819	1,056	(42)	1,014
Customer relationships	2.2	924	(498)	426	858	(66)	792
		$15,966	$(2,736)	$13,230	$15,814	$(568)	$15,246

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain intangible assets are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets.  During the year ended December 31, 2009, the carrying amounts of certain intangible assets were adjusted as a result of foreign currency translations totaling approximately $0.2 million due to fluctuations in the Korean Won, the local currency of Enertech.

Intangible asset amortization expense was approximately $2.1 million and $0.6 million for the years ended December 31, 2009 and 2008, respectively.  The following table reflects the estimated future amortization expense related to intangible assets as of December 31, 2009 (in thousands):

Year Ended December 31,

2010	$2,035
2011	1,650
2012	1,630
2013	1,384
2014	1,364
Thereafter	5,167

$13,230

Note 7 – Goodwill

The changes in the carrying amount of goodwill for 2009 and 2008 are summarized below (in thousands):

	December 31,
	2009	2008

Balance, beginning of year	$48,674	$-
Purchase price allocation	-	47,192
Purchase price adjustments	2	702
Translation and other	2,343	780
Balance, end of year	$51,019	$48,674

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) in the fourth quarter of each year, unless an event occurs that would cause us to believe the value is impaired at an interim date.  Our first annual impairment test was performed on October 1, 2009 and indicated the fair value of each operating segment exceeded the book value, including goodwill.  As such, the goodwill is not subject to impairment.

The performance of the impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the goodwill impairment test to determine the amount of impairment loss. The second step involves comparing the implied fair value of the affected reporting unit’s goodwill with the carrying value of that goodwill.

We continue to evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses as well as other factors.  A significant change in these estimates could result in an impairment of goodwill.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses were as follows (in thousands):

	December 31,
	2009	2008

Accounts payable	$9,847	$12,825
Accrued compensation and benefits	1,376	1,194
Customer advances	1,130	561
Accrued other	1,915	1,742
	$14,268	$16,322

Note 9 – Short-Term and Long-Term Borrowings

Short-term borrowings
Short-term borrowings consist of the following (in thousands):

		December 31,
	Interest rate	2009	2008

Payment plan	n/a	$1,029	$-
Letters of credit	3.35% - 4.86%	881	1,716
Trade financing	6.24% - 6.98%	10,391	7,298
Line of credit	7.85%	700	400
		$13,001	$9,414

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

The letters of credit and trade financing agreements are denominated in Korean Won and the total amount available at December 31, 2009 was approximately $17.1 million of which $10.4 million was outstanding, based on the year end exchange rate of 1,167,60.  The amounts are scheduled for repayment at various times throughout 2010.

The line of credit is denominated in United States Dollars and the total amount available at December 31, 2009 was $1.0 million of which $0.7 million was outstanding.  The loan is scheduled to mature in April 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the above loans.

Long-term borrowings
Long-term borrowings consist of an equipment loan denominated in Korean Won.  The loan bears interest at 7.85% and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee payment.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Leases

We lease certain machinery, production equipment, warehouses, facilities, office space and vehicles pursuant to lease agreements that have been classified as either capital in nature or operating.  Pursuant to a master equipment lease, we have issued 56,937 shares of Ener1 common stock valued at approximately $0.4 million and recorded $0.1 million directly to interest expense and $0.3 million as debt discount.

At December 31, 2009, we are obligated under 15 separate lease agreements for certain machinery and production equipment totaling $7.7 million, including the bargain purchase option which management intends to exercise.  Assets under these capital leases are recorded as part of property and equipment in the accompanying balance sheets.

The following table summarizes the activity on our capital leases (in thousands):

	December 31,
	2009	2008

Balance, beginning of year	$6,583	$-
Borrowings	472	7,209
Repayments	(2,070)	(355)
Debt issuance costs	(8)	(281)
Amortization of debt issuance costs	96	10
Balance, end of year	5,073	6,583
less: current portion	(2,372)	(2,003)
Long term capital lease obligation	$2,701	$4,580

Following is a summary of the future minimum lease payments due under capital and operating leases, with terms of more than one year at December 31, 2009, together with the net present value of the minimum payments due under capital leases (in thousands):

	Capital Leases	Operating Leases
Years Ending December 31,
2010	$2,716	$1,164
2011	2,713	1,039
2012	271	1,059
2013	6	731
2014	2	568
Thereafter	-	1,277
Total minimum lease payments	5,708	$5,838
less: amounts representing interest	(635)
Present value of net minimum lease payments	5,073

Rent expense under these leases totaled approximately $1.9 million, $1.5 million and $1.1 million in 2009, 2008 and 2007, respectively.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Income Taxes

Ener1’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.  The components of loss before income taxes and income tax expense (benefit) are as follows (in thousands):

	2009	2008	2007
Loss before income taxes:
United States	$(46,497)	$(51,263)	$(62,692)
Foreign	(4,989)	(74)	-
Total loss before income taxes	$(51,486)	$(51,337)	$(62,692)

Current income taxes:
United States	$207	$(86)	$-
Foreign	180	-	-
Total current income taxes	$387	$(86)	$-

Deferred income taxes:
United States	$(78)	$4	$-
Foreign	(290)	(102)	-
Total deferred income taxes	$(368)	$(98)	$-

Total income tax benefit	$19	$(184)	$-

A summary of Ener1’s deferred tax assets and liabilities are attributable to the following items (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$97,757	$75,090
R&D expense taken on equipment and intellectual property	3,024	3,369
Impairment losses	4,890	5,262
Compensation and benefit accruals	3,339	1,029
Depreciation and amortization	143	523
Other	1,257	1,065
Gross deferred tax asset	110,410	86,338
Valuation allowance	(105,588)	(81,111)
Deferred tax asset, net	4,822	5,227

Deferred tax liability:
Intangible assets	(4,822)	(5,437)
Other	(402)	(187)
Gross deferred tax liability	(5,224)	(5,624)

Net deferred tax liability	$(402)	$(397)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance on deferred income tax assets is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization of the future tax benefit related to the deferred tax asset is dependent on many factors, including our ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which we operate and the overall future industry outlook.  Based upon the analysis of these factors, we have recorded a valuation allowance of approximately $105.6 million and $81.1 million for the years ended December 31, 2009 and 2008, respectively.

Ener1 has net operating loss (“NOL”) carryforwards available to offset future taxable income of approximately $237.3 million and $187.4 million at December 31, 2009 and 2008, respectively. The Federal NOL carryforwards will begin to expire in 2018 and certain state NOL carryforwards will begin to expire in 2011.  The Federal NOL carryforward includes $50.7 million of carryforwards in existence at the time of change in ownership in January 2002, which is subject to substantial restrictions and may only be utilized to offset approximately $0.4 million of annual taxable income, as well as any unrealized appreciation on assets existing at the time of the ownership change.

Our effective income tax rate differs from the statutory federal rate of 35% as follows:

	2009	2008	2007

Statutory rate applied to income before taxes	35.0%	35.0%	35.0%
Non-taxable items:
Derivative income	2.4%	-2.7%	6.4%
Accretion of discounts	-0.7%	12.1%	12.0%
Other	-0.2%	0.1%	0.1%
State income tax net of federal tax benefit	5.5%	3.3%	3.3%
Foreign income tax benefit at different rate	0.0%	0.4%	0.0%
Increase in valuation allowance	-42.0%	-48.6%	-56.8%
Total income tax provision	0.0%	-0.4%	0.0%

At December 31, 2009, no provision has been made for United States federal and state income taxes on cumulative foreign earnings, which are expected to be permanently reinvested outside of the United States indefinitely.  Upon distribution of those earnings, if any, in the form of dividends or otherwise, the Company could be subject to United States income taxes (with a possible adjustment for foreign tax credits), state income taxes, and withholding taxes payable to the foreign jurisdiction.  Determination of the amount of the deferred tax liability, if any, that may be due if such earnings were to be distributed is not practicable.

On January 1, 2007, we adopted new accounting guidance which provides for a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.

Management believes we have not taken any tax positions that, if challenged, would have a material effect on the financial statements or the effective tax rates during the years ended December 31, 2009, 2008 and 2007.  In connection with the Enertech acquisition, we performed an analysis for uncertain tax positions of Enertech and recorded approximately $0.3 million as a provision for uncertain tax positions.  There is no accrued interest expense or penalties relating to the unrecognized tax benefit during any of the periods presented.  When applicable, we record interest and penalties on unrecognized tax benefits as interest expense.

We are subject to income taxes in the United States of America and foreign jurisdictions, as well as various states.  Judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities.  In the ordinary course of business, there are several transactions and estimates where the ultimate tax determination is uncertain.  Ener1 is open to examination by the Internal Revenue Service and various states in which we file for years 1998 to present.  These tax years are still open to audit as net operating losses incurred in those years may be subject to examination.  Ener1 is currently not under any income tax examinations.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$-
Additions based on tax positions related to prior years	264
Balance at December 31, 2008	$264
Additions based on tax positions related to the current year	25
Additions based on tax positions related to prior years	40
Balance at December 31, 2009	$329

Note 12 – Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments
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

The convertible bonds, originally issued in January 2008, which have a strike price denominated in a foreign currency, were acquired in connection with the Enertech acquisition during the fourth quarter of 2008.  After evaluating the application of US GAAP, the conversion features of the convertible bonds denominated in a foreign currency was bifurcated and recorded as a derivative liability on January 1, 2009.   As foreign currency rates fluctuate, the number of shares of Enertech stock to be issued upon conversion could increase.

The senior secured convertible debentures and certain warrants associated with the debentures, originally issued in 2004 and 2005, have conversion features that was previously bifurcated and recorded as a derivative liability.  During the three months ended March 31, 2008, the debentures converted into shares of Ener1 common stock and were no longer treated as derivative liabilities, including the certain warrants associated with the debentures.

We record the fair value of derivative instruments in our consolidated balance sheet and reflect the changes in fair value as gain or loss on derivative liabilities.  Our derivative instruments are not designated as hedging instruments.

Lattice Valuation Model

Freestanding Warrants
We have valued the freestanding warrants that contain down round provisions using a lattice valuation model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as Ener1’s stock price, contractual terms, maturity, risk free interest rates, as well as assumptions about future financings, volatility, and warrant holder behavior on key dates, including warrant exercise dates and period end reporting dates.

The primary assumptions include projected annual volatility of 94% and holder exercise targets at 150% of the exercise price for the warrants expiring in 2010 and 200% of the exercise price for the warrants expiring in 2014, decreasing as the warrants approach maturity.  Based on these assumptions, the fair value of the warrant derivatives as of January 1, 2009 was estimated by management to be approximately $13.2 million.  Amounts previously recorded to paid in capital associated with these warrants of approximately $19.5 million were reversed and the remaining $6.3 million was recorded as a cumulative adjustment to accumulated deficit.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009, certain warrants containing down round provisions were exercised or the provision expired and the warrants were no longer treated as derivative liabilities.  The fair value of the derivative liability associated with these warrants was marked to market and a gain or loss on derivative liability was recorded.  The balance of the derivative liability associated with these warrants of $2.8 million was recorded as a contribution to paid in capital on the same date.  The fair value of the remaining warrant derivatives as of December 31, 2009 was estimated by management to be approximately $6.9 million based on management’s assumptions including, but not limited to, projected annual volatility of 85% and holder exercise targets at 150% of the exercise price for the warrants expiring in 2010 and 200% of the exercise price for the warrants expiring in 2014, decreasing as the warrants approach maturity.

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assumptions could materially affect the valuation.

Debentures
We previously valued the compound embedded derivative features in the senior secured convertible debentures using a lattice valuation model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as Ener1’s stock price, volatility, contractual terms, as well as assumptions about future financings, and debenture holder behavior on key dates, including conversion dates and period end reporting dates.

Black-Scholes Valuation Model

Convertible Bonds
We use a Black-Scholes pricing model to determine the fair value of the convertible bonds.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.  The convertible bond is convertible into shares of common stock of our Enertech subsidiary, not shares of Ener1 common stock.  As a result, stock prices were estimated using the average stock price of four comparable Korean companies, which operate in the same industry and are similar in size to Enertech, with a 30% liquidity discount.  Volatility was estimated using the average volatility of the same four comparable Korean companies.  Interest rates represent the Korean government bond rate for securities with a maturity that approximates the estimated expected life of the derivative.

The fair value of the convertible bonds on key dates, including the issuance date and period end reporting dates was estimated using the following assumptions of management:

	Volatility	Interest Rate	Stock Price	Term in Years

January 25, 2008	53.2%	5.3%	$0.54	5.0
January 1, 2009	56.6%	3.8%	$0.30	4.1
March 31, 2009	58.3%	4.7%	$0.47	3.8
June 30, 2009	59.2%	4.6%	$0.50	3.6
September 30, 2009	60.7%	4.8%	$0.52	3.3
December 22, 2009	61.2%	4.8%	$0.37	3.1
December 31, 2009	61.2%	4.9%	$0.43	3.1

We own a percentage of the outstanding balance of the convertible bonds and as a result have eliminated a percentage of the derivative liability and the loss on derivative liability in consolidation and recorded a $38,000 cumulative effect of change in accounting principle to noncontrolling interest.  Based on these assumptions, the remaining derivative liability, as of December 31, 2009 is $29,000 and the loss on derivative liability for the year ended December 31, 2009 was approximately $9,000.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring.  Accordingly, changes to these assessments could materially affect the valuation.

Debenture Warrants
The fair value of the derivative liabilities associated with the debenture warrant derivative was determined using a Black-Scholes pricing model.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.  We used a risk free interest rate which was the United States Treasury bill rate for securities with a maturity that approximated the expected life of a derivative or security and the closing market price of our common stock on the date when the derivative was valued at fair value.  We used our volatility rates based upon the closing price of our common stock since January 2002, when Ener1 underwent a change in control.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value during the year ended December 31, 2009 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrant derivative	$6,842	$-	$-	$6,842	$6,842
Convertible bond derivative	29	-	-	29	29

Total Derivative Liabilities		$-	$-	$6,871	$6,871

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

				Total
		Convertible		Derivative
	Warrants	Bonds	Debentures	Liabilities

Balance, January 1, 2008	$3,983	$-	$6,161	$10,144
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(336)	-	(3,600)	(3,936)
Included in stockholders' equity	(3,647)	-	(2,561)	(6,208)
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance, December 31, 2008	-	-	-	-

Balance, January 1, 2009 (a)	$13,196	$16	$-	$13,212
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(3,536)	9	-	(3,527)
Included in other comprehensive income	-	4	-	4
Included in stockholders' equity	(2,818)	-	-	(2,818)
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance, December 31, 2009	$6,842	$29	$-	$6,871

(a)
After evaluating the application of US GAAP, certain warrants were no longer deemed to be indexed to Ener1’s common stock and were reclassified as a derivative liability and the conversion features of the convertible bonds denominated in a foreign currency was bifurcated and recorded as a derivative liability.

The carrying value of short-term financial instruments, including cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued expenses, short-term borrowings and capital lease obligations approximate fair value due to the relatively short period to maturity for these instruments.  The long-term borrowings approximate fair value since the related rates of interest approximates current market rates.

Note 13 – Convertible Bonds, Convertible Debentures and Convertible Notes

Convertible Bonds
As part of the acquisition of Enertech on October 31, 2008, Ener1 assumed certain convertible bonds with original terms beginning prior to its acquisition date.  On January 25, 2008, Enertech issued a $9.2 million convertible bond maturing January 25, 2013 which is convertible into common stock of Enertech at a conversion price of 750 per share, in Korean Won. According to the bond agreement, the conversion ratio is fixed to 11,564,092 shares if fully converted.  The bonds have a conversion period from April 2008 through December 2012. The convertible bonds accrue interest at 8.5% per annum which is payable at maturity if the bonds are not converted prior to their maturity.

The conversion options were analyzed under applicable accounting standards and it was determined that the beneficial conversion feature had no intrinsic value at the inception date and did not meet the definition of an embedded derivative.  Therefore the conversion feature was not bifurcated from the host instrument at the date of issuance.  On January 1, 2009, in accordance with newly adopted accounting standards the conversion feature denominated in a foreign currency was bifurcated and recorded as a derivative liability.  See Note 12 –Derivative Instruments and Fair Value of Financial Instruments.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We originally owned 96% of the outstanding balance of the convertible bonds and in December 2009, we converted $6.9 million of the outstanding principal.  At December 31, 2009 we owned approximately 84% of the remaining balance and have eliminated the principal and related interest in consolidation.  The remaining outstanding convertible bond, as of December 31, 2009, is as follows (in thousands):

Maturity date	January 2013
Coupon rate	0%
Yield to maturity (annual)	8.50%

Convertible bond	$38
add: long-term accrued interest	347
Total	385
less: current portion	-
Long-term portion	$385

2004 Senior Secured Convertible Debentures
In January 2004, Ener1issued $20.0 million in principal for the 2004 Debentures and issued warrants to purchase 2,285,715 shares of Ener1’s common stock. The net proceeds of the issuances were $18.5 million.

During the three months ended March 31, 2008, the outstanding principal and interest of approximately $9.8 million was converted into 1,815,583 shares of Ener1 common stock, at an average conversion price of $5.37 per share and we recorded approximately $0.2 million for inducement to convert debt.

The 2004 Debentures were originally convertible at a price of $8.75 per share, which had been adjusted for dilutive issuances of common stock.  The warrants had an original exercise price of $17.57 per share, which has been adjusted to $8.65 per share, as of December 31, 2009, for dilutive issuances of common stock.  These warrants are exercisable at any time through January 2014.

At inception, we had been accounting for the conversion option as a derivative liability.  The terms of the 2004 Debentures included several features that Ener1 was required to account for as derivatives.  These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture.  Upon completion of conversion during the first quarter of 2008, the compound embedded derivative liabilities were treated as a contribution to paid in capital.

2005 Senior Secured Convertible Debentures
In March 2005, Ener1 issued $14.2 million in principal for the 2005 Debentures and issued warrants to purchase 1,016,072 shares of Ener1’s common stock. The net proceeds of the issuances were $13.1 million.

During the three months ended March 31, 2008, the outstanding principal and interest of approximately $2.1 million was converted into 442,158 shares of Ener1 common stock, at a conversion price of $4.83 per share.

The 2005 Debentures were originally convertible at a price of $7.00 per share, which has been adjusted for dilutive issuances of common stock.  The warrants were divided into Series A and Series B.  The Series A warrants to purchase up to 609,643 shares of Ener1 common stock had an original exercise price of $8.05 per share, which has been adjusted to $5.25 per share, as of December 31, 2009, for dilutive issuances of common stock.  The Series B warrants to purchase up to 406,429 shares of Ener1 common stock had an original exercise price of $8.75 per share, which has been adjusted to $5.60 per share, as of December 31, 2009, for dilutive issuances of common stock.  The warrants are exercisable at any time through March 2010.

We had been accounting for the conversion option as a derivative liability.  The terms of the 2005 Debentures included several features that Ener1 was required to account for as derivatives.  These derivatives were bundled together as a single, compound embedded derivative instrument which was bifurcated and accounted for separately from the debenture.  Upon completion of conversion during the first quarter of 2008, the compound embedded derivative liabilities were treated as a contribution to paid in capital.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes and Warrants
During 2006 and 2007, we borrowed $11.9 million from Ener1 Group, a related party, and recorded subordinated convertible debt pursuant to notes issued (the “Group Notes”), with interest at 10% per annum.

In connection with the Group Notes, we issued to Ener1 Group immediately exercisable warrants to purchase up to 7,446,877 shares of Ener1’s common stock at exercise prices ranging from $2.80 to $4.20 per share, which was subsequently reduced to $2.10 per share in 2007 and we recorded $0.6 million for warrant modification expense.  All warrants have a five-year term.

The Group Notes were subordinated to the rights of the holders of the 2004 and 2005 Debentures. Once the 2004 and 2005 Debentures were converted in 2008, Ener1 Group exercised their conversion option and converted the outstanding principal and accrued interest of approximately $13.8 million into 3,955,634 shares of Ener1 common stock, at a conversion price of $3.50 per share.

As an inducement for Ener1Group’s conversion, we issued to Ener1 Group warrants to purchase up to 142,858 shares of Ener1 common stock with an exercise price of $5.95 per share.  The warrants are exercisable at any time through March 26, 2013 and the fair value of $0.7 million was recorded as inducement to convert debt.

Ener1 had been accounting for the warrants and conversion features of the Group Notes as a beneficial conversion feature.  We recorded a discount to the Group Notes equal to the relative fair value of the warrants which was amortized to interest expense over the life of the Group Notes.  No entry was made to record the value of the conversion feature because the ability of the holder to convert was contingent upon Ener1’s repayment of the 2004 and 2005 Debentures which was considered outside the holders’ control.  As a result of the conversion of the outstanding principal under the 2004 and 2005 Debentures, effective March 26, 2008, the contingency over the conversion feature was resolved and the intrinsic value of the conversion feature, at the date of issuance of $3.6 million was recorded as a credit to paid in capital.  The unamortized discount related to the fair value of the warrants and the beneficial conversion feature, as of March 26, 2008 of $5.2 million and $3.6 million, respectively, was recorded to interest expense.

Note 14 – Redeemable Preferred Stock

In October 2004, Delphi purchased 8,000 shares of Non-Voting, Cumulative and Redeemable Series A Preferred Stock issued by EnerDel (“Series A Preferred Stock”) plus warrants to purchase up to 1,000,000 shares of Ener1common stock for $8.0 million.  Of the 1,000,000 warrants issued, 250,000 are exercisable at $4.90 per share and 750,000 were exercisable at $7.00 per share, which was later reduced to $5.25 per share in connection with the purchase of the remaining interest in EnerDel.  The warrants are exercisable at any time through October 2011.

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

In August 2008, in connection with the purchase of the remaining 19.5% interest in EnerDel, the Series A Preferred Stock was redeemed from Delphi for $8.0 million in cash and a gain on early extinguishment of $1.1 million was recorded to paid in capital as the redemption feature was not solely within the control of Ener1 or Delphi.  Upon payment of the $8.0 million, accrued and unpaid dividends were deemed to be paid in full.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are the components of Series A Preferred Stock on August 12, 2008, the redemption date, in thousands):

Face value	$8,000
Less initial fair value of warrant derivative	(4,620)
Less initial fair value of conversion option	(1,183)
Fair value at date of issue	2,197
Accumulated accretion of discounts	4,358
Cumulative dividends	2,516
Carrying value as of August 12, 2008	$9,071
Cash paid for redemption	8,000
Gain on early redemption	$1,071

Note 15 – Sales of Common Stock

Open Market Sale Agreement
In May 2009, we entered into an Open Market Sale Agreement (the “Primary Open Market Sale Agreement”) with Jefferies & Company, Inc. (“Jefferies”), pursuant to which we may offer and sell shares of Ener1’s common stock with an aggregate sales price of up to $40.0 million.  Sales of the shares are executed by means of ordinary brokers’ transactions on the Nasdaq Global Market at market prices, privately negotiated transactions, crosses or block transactions.  Under the terms of the Primary Open Market Sale Agreement, we could also sell shares to Jefferies as a principal for its own account at a price agreed upon at the time of sale.  The compensation to Jefferies for sales of common stock sold pursuant to the Primary Open Market Sale Agreement was 5.0% of the gross proceeds of the sales price per share for the first $13.5 million of shares sold and 3.0% of the gross proceeds of the sales price per share in excess of $13.5 million.

We sold 5,951,032 shares at an average of $6.72 per share for an aggregate sales price of $40.0 million between May and September 2009 pursuant to the Primary Open Market Sale Agreement.  After deducting fees and expenses of $1.6 million, we received net proceeds of $38.4 million from the sale of these shares.

In January 2010, we entered into a secondary Open Market Sale Agreement (the “Secondary Open Market Sale Agreement”) with Jefferies to sell shares of Ener1 common stock with an aggregate sales price of up to $60.0 million under the same terms and conditions as the Primary Open Market Sale Agreement, compensation to Jefferies will be 3.0% of the gross proceeds of the sales price per share.  We began selling shares in February 2010 and through March 8, 2010 we sold 919,055 shares at an average price of $4.43 per share for net proceeds of $3.9 million, after deducting $0.2 million of expenses.

Note 16 – Stock Based Compensation

At December 31, 2009, we had seven active stock-based compensation plans which provide for the granting of incentive and non-incentive stock options, restricted stock and bonuses to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

Performance options are granted as target awards and are earned based on specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  Upon achievement of the performance criteria, the options will become earned and will usually vest one-third per year over a three year period.  We also award incentive options from time to time which generally vest over a three year period.  Compensation expense is recorded on a straight line basis over the vesting periods and is based on the amount of awards expected to be earned and vested.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted stock is granted from time to time to certain employees and the restriction usually lapses over a period of one to three years thereafter on the anniversary of the date of grant, provided the recipient remains an employee.  Compensation expense is determined at the grant date, based on the closing price of our common stock, and is recorded on a straight line basis over the restriction period.

Compensation expense (net of estimated forfeitures) related to our stock based compensation plans for the years ended December 31, 2009, 2008 and 2007 was approximately $4.0 million, $3.0 million and $ 1.4 million, respectively.  The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards is approximately $3.4 million and is expected to be expensed in future years as follows (in thousands):

	2010	2011	2012	Total

Unrecognized compensation expense	$1,973	$1,084	$310	$3,367

If there are any modifications or cancellations of the underlying nonvested awards, we may be required to accelerate, increase or cancel any remaining unearned compensation expense. Future compensation expense and unrecognized compensation expense may increase to the extent that additional equity awards are granted.

A summary of the activity in our stock option plans is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, December 31, 2006	4,182,231	$2.55	6.7	$94,158

Granted	1,222,599	3.74
Exercised	(14,286)	0.00
Forfeited or expired	(731,900)	2.12
Balance, December 31, 2007	4,658,644	$2.94	5.8	$13,289,766

Granted	458,940	5.72
Exercised	(647,848)	2.01
Forfeited or expired	(362,114)	3.33
Cancelled	(150,001)	1.88
Balance, December 31, 2008	3,957,621	$3.34	4.5	$14,713,862

Granted	1,327,500	4.75
Exercised	(324,897)	2.17
Forfeited or expired	(117,064)	4.79
Cancelled	(369,500)	4.05
Balance, December 31, 2009	4,473,660	$3.80	4.0	$11,840,919

Exercisable, December 31, 2007	2,740,062	$3.01	5.9	$7,862,550
Exercisable, December 31, 2008	2,765,297	$3.14	4.4	$11,111,705
Exercisable, December 31, 2009	3,177,195	$3.32	3.8	$9,903,443

The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was approximately $1.4 million, $3.4 million and $25,000, respectively.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of non-vested options and restricted stock since January 1, 2009 is as follows:

Non-vested, January 1, 2009	1,192,324	$3.30

Granted	1,327,500	3.60
Vested	(736,795)	3.35
Forfeited	(117,064)	1.89
Cancelled	(369,500)	3.17
Non-vested, December 31, 2009	1,296,465	$3.84

		Weighted
	Restricted	average
	Stock	fair value

Non-vested, January 1, 2009	-	-
Granted	40,000	6.19
Non-vested, December 31, 2009	40,000	$6.19

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following key assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected term (in years)	4 - 5	3 - 4	5 - 6.5
Risk free interest rate	1.22% - 2.12%	1.55% - 3.72%	3.46% - 4.6%
Expected volatility	102% - 117%	113% - 129%	129% - 131%
Dvidend yield	0%	0%	0%

Expected term
The expected term represents the period over which the stock options are expected to be outstanding. It has been determined using the “simplified method” described in SAB 110, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk free interest rate
The risk free interest rate assumption is based on the implied yield currently available on United States treasury issues with a remaining term equivalent to the expected term of the stock options.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatility
The expected volatility assumptions are based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control.  We determined that share prices prior to January 2002 do not reflect the ongoing business valuation of our operations.

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes stock option information for options outstanding at December 31, 2009:

	Options Outstanding
Exercise price range	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate instrinsic value

$0.49 - $1.61	857,255	$1.60	2.1	$4,066,016
$2.10 - $4.20	2,004,546	2.87	4.6	6,961,088
$4.83 - $4.90	480,644	4.90	3.3	694,000
$5.18 - $6.79	929,071	6.51	4.7	119,815
$7.15 - $7.63	202,144	7.33	3.7	-
Totals	4,473,660	$3.80	4.0	$11,840,919

The following table summarizes stock option information for options exercisable at December 31, 2009:

	Options Exercisable
Exercise price range	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate instrinsic value

$0.49 - $1.61	814,323	$1.60	2.1	$3,862,948
$2.10 - $4.20	1,417,735	2.48	4.6	5,470,027
$4.83 - $4.90	360,973	4.90	3.3	520,272
$5.18 - $6.79	469,163	6.62	4.9	50,196
$7.15 - $7.63	115,001	7.42	3.7	-
Totals	3,177,195	$3.32	3.8	$9,903,443

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Warrants

A summary of the activity for warrants, all of which are currently exercisable, is as follows:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, December 31, 2006	15,418,788	$4.83	5.6	$-

Granted	23,553,969	3.36
Exercised	(5,660,437)	2.42
Surrendered	(1,210,318)	9.50
Balance, December 31, 2007	32,102,002	$4.00	3.3	$67,633,630

Granted	3,952,858	7.68
Exercised	(5,725,007)	5.25
Forfeited or expired	(2,571,429)	5.25
Balance, December 31, 2008	27,758,424	$4.10	3.2	$95,607,859

Granted	712,500	8.25
Exercised	(863,678)	2.67
Balance, December 31, 2009	27,607,246	$4.23	2.2	$75,389,036

The fair value of each warrant grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following key assumptions:

	Years Ended December 31,
	2009	2008	2007
Expected term (in years)	2 - 3	2 - 5	0.5 - 5
Risk free interest rate	0.81% - 1.57%	0.78% - 1.78%	3.43% - 4.92%
Expected volatility	94% - 100%	93% - 128%	130% - 135%
Dvidend yield	0%	0%	0%

Expected term
The expected term represents the period over which the warrants are expected to be outstanding.

Risk-free interest rate
The risk free interest rate assumption is based on the implied yield currently available on United States treasury issues with a remaining term equivalent to the expected term of the warrants.

Expected volatility
The expected volatility assumptions are based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control.  We determined that share prices prior to January 2002 do not reflect the ongoing business valuation of our operations.

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes warrant information for warrants outstanding, all of which are currently exercisable at December 31, 2009:

	Warrants Outstanding and Exercisable
Exercise price range	Number of warrants	Weighted average exercise price	Weighted average remaining contractual life	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	$2.31	2.3	$73,291,317
$4.83 - $5.95	2,016,929	$5.30	1.2	2,097,719
$7.50 - $8.88	6,808,217	$8.10	2.0	-
$10.50 - $17.57	615,388	$14.62	4.4	-
	27,607,246	$4.23	2.2	$75,389,036

Note 18 – Noncontrolling Interest

The following table reconciles equity attributable to noncontrolling interest related to Enertech, our majority-owned subsidiary (in thousands):

	December 31,
	2009	2008

Balance, beginning of year	$3,517	$-
Capital contribution	-	3,367
Net income (loss) attributable to noncontrolling interest	(501)	59
Cumulative effect of change in accounting principle	38	-
Translation adjustments	107	91
Reduction in noncontrolling interest	(1,354)	-
Balance, end of year	$1,807	$3,517

The reduction in noncontrolling interest of approximately $1.4 million represents the decrease in Ener1’s paid in capital for the purchase of 1,625,000 shares of Enertech common stock on January 6, 2009.

Enertech has a share-based compensation plan in which stock options are granted to Enertech’s directors and employees who have contributed to Enertech’s operations.  As of December 31, 2009 and 2008, there are 869,500 and 475,000 stock options outstanding which represent 2.8% and 1.6%, on a fully diluted basis, of the outstanding ownership of Enertech, respectively.

Noncontrolling Interest in EnerDel
In 2004, at the initial date of capitalization, Ener1 received an 80.5% equity ownership interest in EnerDel and the consolidated financial statements include 100% of the assets and liabilities of EnerDel, and the ownership interest of Delphi, the noncontrolling investor, was originally recorded as a noncontrolling interest. The noncontrolling interest balance sheet amount was reduced to zero during 2005 as a result of EnerDel’s cumulative losses, and no additional interest in income or losses was recorded.

The consolidated statement of operations includes 100% of the operations of EnerDel, and the noncontrolling interest equal to 19.5% of EnerDel’s operating losses and 100% of the dividends on the Series A Preferred Stock, which is owned by Delphi, was reflected as net income attributable to noncontrolling interest totaling $1,248,000 and $1,246,000 for the years ended December 31, 2008 and 2007.  The Series A Preferred Stock was redeemed in August 2008.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Related Party Transactions

Investment in Unconsolidated Entity
On August 24, 2009, we entered into a Securities Investment and Subscription Agreement with Think Holdings, AS, a Norwegian limited liability company (“Think Holdings”).  Think Holdings is the majority owner of Think Global AS (“Think Global”), the Norwegian electric car manufacturer and customer of EnerDel.  Ener1 has committed to purchase 10,826,640 shares of Series B Convertible Preferred Stock for approximately $19.0 million.  The investment will be made pursuant to three closings and as of December 31, 2009, Ener1 has purchased 7,466,535 shares for approximately $13.0 million.

On August 26, 2009, Ener1 entered into a Purchase and Assignment Agreement with Bzinfin to acquire approximately $3.0 million of debt pursuant to a loan facility with Think Global and warrants to purchase 3,600,000 shares of common stock of Think Global, (the “Bridge Loan”).  As consideration, Ener1 issued to Bzinfin 896,986 shares of Ener1 common stock, valued at approximately $5.8 million.  Ener1 has exchanged the Bridge Loan for 1,809,419 shares of Think Holdings Series B Convertible Preferred Stock and warrants to purchase additional shares of Think Holdings Series B Convertible Preferred Stock.  The total number of warrants is based on a predetermined percentage of Think Holdings fully diluted share capital.

As of December 31, 2009, we own approximately 28% of Think Holdings on a fully diluted basis, which assumes the conversion and exercise of all outstanding securities.  In accordance with accounting standards the investment will be accounted for under the cost method as the Series B Convertible Preferred Stock is not considered in-substance common stock.

On February 3, 2010, we participated in the third closing of the Think Series B Preferred shares and purchased an additional 3,360,105 shares for approximately $5.8 million.

Convertible Line of Credit
In December 2008, we entered into the LOC Agreement with Ener1 Group to establish a line of credit in the aggregate principal amount of $30.0 million for a period of 18 months or until we complete a public equity offering, whichever occurs earlier. All amounts borrowed under the LOC Agreement bear interest at 8% per annum.  We are further obligated to issue to Ener1 Group warrants to purchase shares of Ener1 common stock each time an advance is made under the LOC Agreement equal to the amount of the advance divided by $20, with an exercise price equal to $8.25 per share.  All warrants are immediately exercisable and expire two years after issuance.

On August 26, 2009, Ener1 Group entered into a Novation and Assignment agreement with Bzinfin, the owner of a majority of the common stock of Ener1 Group, whereby Ener1 Group assigned to Bzinfin all of its rights and obligations under the LOC Agreement.  Bzinfin owns approximately 3% of the outstanding shares of Ener1 common stock and is a 68.5% shareholder of Ener1 Group.

Simultaneously, Ener1 entered into the A&R LOC Agreement providing Bzinfin, among other rights, the right to convert the first $8.0 million of principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and any remaining principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.  Based on the closing stock price of Ener1 on August 26, 2009, a beneficial conversion value of approximately $2.8 million was recorded as a reduction in proceeds and is amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement, using the effective interest method.

The A&R LOC Agreement is with a different lender than the original LOC Agreement.  As a result, the unamortized debt discount, related to the fair value of 512,500 warrants previously issued, of $0.7 million as of August 26, 2009, was charged to paid in capital as early extinguishment of debt.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2009, we classified a $1.5 million working capital advance from Bzinfin under the A&R LOC Agreement and in accordance with the terms of the agreement issued to Bzinfin warrants to purchase up to 75,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.2 million was recorded as a reduction in proceeds and is amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement.

The components of the convertible line of credit balance as of December 31, 2009 are as follows (in thousands, except warrants):

Convertible Line of Credit

Proceeds from advances	$11,750
Beneficial conversion feature, net	(1,829)
Fair value of warrants, net	(136)
Accrued interest payable at maturity	731
Balance, December 31, 2009	$10,516

Warrants issued	75,000

Fair value of warrants	$227

The following summarizes the amortization of debt discount to interest expense during the year ended December 31, 2009 (in thousands):

	Beneficial	Fair
	Conversion	Value of
	Feature	Warrants
Original discount	$2,816	$227
Amortized to interest expense	(987)	(91)
Balance, December 31, 2009	$1,829	$136

The unamortized balance at December 31, 2009 will be amortized to interest expense during the six months ended June 30, 2010.

In February 2010, we borrowed $5.0 million under the A&R LOC Agreement and, in accordance with the terms of the agreement, issued to Bzinfin warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.3 million was recorded as a reduction in proceeds and will be amortized to interest expense over the remaining 5 month term of the A&R LOC Agreement.

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

In October 2006, Ener1 entered into an agreement with Ener1 Group under which Ener1 Group agreed to pay 31% of the total salary and related costs for Ajit Habbu, the former Chief Financial Officer and Chief Administrative Officer of Ener1 and the former Chief Financial Officer of Ener1 Group.  This agreement ceased in January 2008.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, Ener1 entered into an agreement with Ener1 Group to reimburse Ener1 Group for $300,000 of salary and related costs for Charles Gassenheimer and effective January 2008 this amount was increased to $500,000.  In August 2008, Mr. Gassenheimer was appointed Chief Executive Officer of Ener1 in addition to his role as Chairman of the Board of Directors of Ener1.  The terms of the agreement have not been further amended as Mr. Gassenheimer is not receiving additional compensation for this added responsibility.

Note 20 - Segments

Segments are designed to allocate resources internally and provide a framework for management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We have identified three reportable operating segments: battery, fuel cell and nanotechnology.  The battery business develops and markets advanced lithium-ion batteries. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price.  The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

The following table provides summarized financial information regarding our reportable operating segments (in thousands):

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years ended December 31,
	2009	2008	2007
Net sales:
Corporate	$220	$85	$-
Battery	34,573	6,730	101
Fuel Cell	7	33	179
Total Net Sales	$34,800	$6,848	$280

Depreciation and amortization expense:
Corporate	$191	$219	$116
Battery	7,378	1,730	376
Fuel Cell	72	53	27
Nanotechnology	27	18	11
Total depreciation and amortization expense	$7,668	$2,020	$530

Interest expense:
Corporate	$4,553	$21,687	$30,216
Battery	1,257	91	-
Fuel Cell	-	-	-
Nanotechnology	-	-	-
Total interest expense	$5,810	$21,778	$30,216

Corporate allocations:
Corporate	$(11,870)	$(11,987)	$(17,814)
Battery	10,625	8,800	11,958
Fuel Cell	946	2,570	4,315
Nanotechnology	299	617	1,541
	$-	$-	$-

Net loss attributable to Ener1, Inc.
Corporate	$(885)	$(16,159)	$(34,255)
Battery	(45,210)	(27,943)	(20,014)
Fuel Cell	(3,692)	(6,587)	(7,132)
Nanotechnology	(1,217)	(1,771)	(2,537)
Net loss attributable to Ener1, Inc.	$(51,004)	$(52,460)	$(63,938)

	At December 31,
	2009	2008
Assets:
Corporate	$30,959	$10,910
Battery	142,864	130,169
Fuel Cell	438	488
Nanotechnology	146	164
Total assets	$174,407	$141,731

Ener1 records proceeds from cost-sharing grants as a reduction of research and development expenses.  Proceeds from grants were $3.7 million, $3.8 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

  ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table provides certain segment information by geographic area (in thousands).  Net sales attributed to geographic areas are based on the location where the sale originated.

	Years ended December 31,
	2009	2008	2007
Net sales:
U.S.	$22,915	$4,877	$280
South Korea	24,306	5,544	-
Intersegment transfers	(12,421)	(3,573)	-
Total net sales	$34,800	$6,848	$280

Net income (loss) attributable to Ener1, Inc.
U.S.	$(47,079)	$(52,710)	$(63,938)
South Korea	(1,016)	638	-
Intersegment transfers	(2,909)	(388)	-
Net loss attributable to Ener1, Inc.	$(51,004)	$(52,460)	$(63,938)

	At December 31,
	2009	2008
Assets:
U.S.	$111,702	$77,114
South Korea	62,705	64,617
Total assets	$174,407	$141,731

Note 21 – Commitments and Contingencies

Litigation
Ener1 may receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, product liability claims, and allegations that certain of our products infringe the patent rights of other third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows.  As of December 31, 2009, there were no material pending legal proceedings.

Purchase Commitments
Ener1 has purchase orders and commitments with various suppliers to purchase machinery and equipment.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $29.0 million as of December 31, 2009.

Other Commitments
In August 2009, we established the terms and conditions of the 2009 Annual Incentive Program (the “2009 Program”) to provide individuals participating in the 2009 Program the ability to earn an incentive bonus, ranging from 5% to 150% of the individual’s base salary, depending on their position at Ener1 and the achievement of certain targets with respect to Ener1’s financial results.  As of December 31, 2009, we may be committed to pay approximately $0.8 million which is recorded in the accompanying financial statements.

In August 2009, we were awarded a grant for $118.5 million pursuant to the American Recovery and Reinvestment Act (“ARRA”) which is administered by the Department of Energy.  The proceeds from the grant will be used to purchase production equipment, in 2010 and beyond, to maximize our capacity at our existing facilities and to develop and equip an additional manufacturing facility in Mt. Comfort, Indiana.  We will be required to spend one dollar of our own funds for every incentive dollar we receive.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 – Subsequent Events

On February 9, 2010, EnerDel entered into a two-year lease (the “Lease”) for approximately 211,500 square feet of industrial space in Mount Comfort, Indiana.  The annual base rent under the two-year term of the Lease is $0.8 million.  EnerDel has a first right of refusal to lease an additional 211,500 square feet and an exclusive and irrevocable option to purchase the building which expires in December 2011.  The purchase price is $15.5 million if the purchase option is exercised before December 31, 2010 and increases, in increments of $40,000 per month thereafter until the purchase option is exercised up to a maximum of $16.0 million.  If EnerDel fails to exercise the purchase option by the expiration date, there may be an obligation to enter into a 15 year lease.

In February 2010, Ener1 issued purchase orders and commitments for approximately $24 million for machinery and equipment.

On March 1, 2010, we received the first reimbursement pursuant to the ABMI grant totaling approximately $2.5 million.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

(In thousands, except per share amounts)

Quarter Ended	Mar. 31	June 30	Sep. 30	Dec. 31	Total

Fiscal Year 2009
Net sales	$8,192	$7,537	$8,117	$10,954	$34,800
Gross profit	1,389	1,177	424	1,078	4,068
Net loss attributable to Ener1, Inc.	(7,308)	(12,861)	(15,837)	(14,998)	(51,004)
Net loss per share attributable to Ener1, Inc.:
Basic	$(0.06)	$(0.11)	$(0.14)	$(0.13)	$(0.44)
Diluted	$(0.08)	$(0.11)	$(0.14)	$(0.12)	$(0.45)

Fiscal Year 2008
Net sales	$97	$437	$39	$6,275	$6,848
Gross profit	97	437	39	1,614	2,187
Net loss attributable to Ener1, Inc.	(22,900)	(8,038)	(9,120)	(12,402)	(52,460)
Net loss per share attributable to Ener1, Inc.:
Basic and diluted	$(0.25)	$(0.08)	$0.09	$(0.27)	$(0.51)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to  be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized , and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, such disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were changes in internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, surrounding the remediation of the previously disclosed material weakness over the accounting for infrequent and unusual transactions.  During the fourth quarter, the Company revised its procedures for concluding on the proper accounting for infrequent and unusual transactions.  Specifically, we have adopted procedures including:
•	Thorough research and analysis of authoritative accounting literature to identify the appropriate accounting treatment for infrequent and unusual transactions and
•	Consultation with external advisors, as deemed necessary, to validate the Company’s conclusions.

Item 9B.	Other Information
None

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each of our directors has been appointed to the Board until such time as he resigns or is replaced.  Our directors and executive officers, together with biographical summaries and business experience during the past five years and directorships of other corporations, are set forth below.

Name	Age	Position
Charles Gassenheimer	36	Director, Chief Executive Officer and Chairman of the Board
Kenneth Baker	62	Director
Marshall Cogan	72	Director
Mark D’Anastasio	55	Director
Elliot Fuhr	50	Director
Karl Gruns	62	Director
Ludovico Manfredi	48	Director
Peter Novak	57	Director
Thomas Snyder	65	Director
Gerard Herlihy	57	Chief Financial Officer
Naoki Ota	43	Chief Operating Officer
Ulrik Grape	49	Executive Vice President; President, Ener1 Europe
Nicholas Brunero	31	Vice President and General Counsel
Jeffrey Seidel	47	Chief Strategy Officer
Richard Stanley	53	President, EnerDel, Inc.

Charles Gassenheimer has been our Chief Executive Officer since August 2008 and our Chairman of the Board of Directors since November 2007.  He has served as a Director since January 2006.  Mr. Gassenheimer has also been serving as the Chief Executive Officer and a director of Ener1 Group since January 2006. From 2002 through 2005, Mr. Gassenheimer was Portfolio Manager of Satellite Asset Management's Convertible Arbitrage Division and Managing Director and Portfolio Manager of its Private Investment Group. From 2001 through 2002, he was a Portfolio Manager and head of the distressed securities investment group at Tribeca Investments (Citigroup Global Investments). Mr. Gassenheimer has also been a Vice President with Credit Suisse First Boston, where he served as Investment Manager of a proprietary hedge fund focused on private investments in public equity securities, and a Turnaround Management Consultant at Coopers & Lybrand. Mr. Gassenheimer has a B.A. in Economics from the University of Pennsylvania.

Kenneth Baker has been a Director of our company since July 2007.  He also serves on the Nomination and Governance Committee as well as the Chairman of the Compensation Committee of the Board of Directors.  Since November 1999, Mr. Baker has served as president and chief executive officer and member of the board of trustees of Altarum Institute, a nonprofit research institute in the areas of national defense, homeland security and environment.  Prior to that, he served as an executive at General Motors for over 30 years until his retirement in 1999, including vice president of global research and development and program manager of electric vehicles.  He was the founding chairman of the USABC, the organization partially funding our lithium-ion battery development.  Mr. Baker graduated with a bachelor of science in mechanical engineering from Clarkson University.  He currently serves on the board of directors and is a member of the audit and compensation committees for AeroVironment, Inc. and Millenium Cell, Inc.

Marshall Cogan has been a Director of our company since February 2006. He also has been a strategic advisor to Ener1 Group during 2006.  For the last five years, Mr. Cogan has been a private equity investor.  Since July 2004, he has been chairman and a director of Greystone Logistics.  Since 1986, Mr. Cogan has been a member of the board of trustees for N.Y.U. Medical Center and a trustee of the Museum of Modern Art.   Previously Mr. Cogan was a Director of Sheller Globe, a manufacturer of steering wheels and related automotive components. He founded and was chairman of United Auto Group, and was chairman of Knoll International, Sheller Globe, Foamex International and the '21' Club.  Mr. Cogan received his Bachelor’s of Arts and Masters of Business Administration from Harvard University.

Mark D’Anastasio has been a Director of our company since August 2008.  Mr. D’Anastasio is a strategic communications advisor to multinational corporations and government institutions globally. He is founder and president of Washington, D.C.-based Emerging Markets Communication (EMC). Mr. D’Anastasio’s work is spread across rising post-socialist, ‘base-of-the-pyramid’ and dynamic economies of Asia, and has included pioneering assignments supporting some of the most sweeping international economic changes of the past twenty years. EMC, a limited liability company, specializes in market entry, commercial dispute resolution, corporate and CEO positioning, government relations, federal compliance issues and sovereign external communications. Prior to establishing EMC in 2000, Mr. D’Anastasio was a managing director at the global communications consultancy Burson-Marsteller, where he chaired the International Development Practice, and he has served in a number of other high-profile commercial and non-commercial positions, including as a communications policy advisor to foreign governments at Harvard University. He began his career as a business and financial journalist and held international staff positions at Business Week magazine and The Wall Street Journal. Mr. D’Anastasio holds a Bachelor’s degree from Dartmouth College and Masters degrees from Yale University and Columbia University.

Elliot Fuhr has been a Director of our company since January 2008.  Mr. Fuhr serves on the Audit Committee of the Board of Directors as well as the Nomination and Governance Committee and the Compensation Committee.  As a Senior Managing Director at FTI Consulting, Inc. since August 2002, Mr. Fuhr specializes in assisting senior management and boards of directors in the areas of performance improvement, financial and operational restructuring, mergers and acquisitions, divestitures, business planning and rapid implementation projects.  He has broad industry experience including engagements with automotive, apparel, retail, technology, manufacturing, services, chemical, and oil and gas companies. Mr. Fuhr has led or is leading several FTI firm-wide initiatives, including Business Quality, Learning and Education, Business Performance Improvement and Key Client programs. He has over 24 years of experience in consulting and restructuring businesses. Mr. Fuhr was previously a partner at PricewaterhouseCoopers LLP in the Business Recovery Services division and held several chemical engineering positions at Exxon.

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

Ludovico Manfredi has been a Director of our company and member of the Audit Committee since April 2005. He also serves as a member of the Compensation Committee.  Since 2000, Mr. Manfredi has been employed as a marketing and business development executive for Cheyne Capital, a London-based hedge fund management company. He is responsible for Cheyne Capital’s European strategic relationships and business development activities. Prior to joining Cheyne Capital, from 1997 through 1999, Mr. Manfredi founded and managed Newfield Group, a company active in soft commodities and investments in South America, the Caribbean and Western Europe. Previously, Mr. Manfredi worked in commodities trading with the European trading firms of Sucres et Denrees in Paris and Riz et Denrees in Paris and New York. Mr. Manfredi has a Masters in Business Administration from the Wharton School of Business, University of Pennsylvania, with a concentration in Finance and he received his initial degree from Institut d’Etudes Politiques de Paris, with a major in Economics and Finance.

Dr. Peter Novak has been our President since November 2007 and our Chief Technology Officer since August 2008 until his resignation as President and Chief Technology Officer on March 9, 2010.  He remains as an employee, with the title Senior Technical Advisor, and a member of the Board of Directors.  He has served as a Director of our company since February 2002 and as Chief Executive Officer from December 2006 to August 2008.  Since 2001, he has been the Chief Technology Officer and a director of Ener1 Group. Since 1991, Dr. Novak has focused on bringing advanced electronic technologies to market. In 1998, Dr. Novak worked to form Ener1 s.r.l. Dr. Novak has been the “sole administrator,” a position equivalent to president, and sole director, for Ener1 s.r.l. Ener1 s.r.l. commenced development of a research, development and production facility for advanced lithium metal batteries in Italy in 1998. For the next three years, Dr. Novak managed the start-up business operations of Ener1 s.r.l. Dr. Novak was, during that period, and is now, primarily responsible for technology development. In that capacity, he performed and supervised research and development, developed numerous technologies for which patent applications are now pending or issued at the United States Patent and Trademark Office and elsewhere. In 2001, Dr. Novak formed Ener1 Group. As Chief Technology Officer of Ener1 Group, he is responsible for all technology development, licensing and patent matters. He also assists in the management of the business affairs of Ener1 Group. Dr. Novak graduated from the Ural Polytechnic Institute, Physics and Technical Department specializing in experimental nuclear physics, and has a doctoral degree in solid-state physical chemistry.

Thomas Snyder has been a Director of our company since July 2007 and serves as Chairman of the Nomination and Governance Committee.  Mr. Snyder served as the president from 1994 and the chief executive officer from 2000 through 2006 of Remy International in Anderson, Indiana.  Mr. Snyder led the management buyout of Delco Remy from General Motors in 1994.  Since July 2007, he has served as the president of Ivy Tech Community College of Indiana, a mid-west educational institution with over 100,000 enrolled students.  Mr. Snyder graduated from Kettering University with a degree in mechanical engineering and holds a Masters degree in Business Administration from Indiana University.

Gerard Herlihy has been our Chief Financial Officer since November 2007 and from January 2006 through October 2006.  During the period from October 2006 to November 2007, Mr. Herlihy had been directing Ener1’s media and investor relations and external reporting.  From June 2004 to December 31, 2007, he served as chief financial officer of Splinex Technology Inc., an affiliate of Ener1 and from September 2005 to December 31, 2007 he additionally served as president of Splinex Technology.  Mr. Herlihy’s previous positions included chief financial and administrative officer of a publicly held truck and automotive parts supplier, managing director of corporate finance at an investment bank and auditor at a national public accounting firm. Mr. Herlihy has a Masters of Business Administration degree from the Harvard Business School and a Bachelor of Science degree from the University of Rhode Island and is a Certified Public Accountant (inactive status).

Naoki Ota has been our Chief Operating Officer since November 2007.  Mr. Ota has been the President and Chief Operating Officer of our EnerDel subsidiary since July 2005.  He has over 15 years of management, technical, operations and marketing experience in lithium-ion battery production and related industries. From May 2004 to April 2005, Mr. Ota was senior manager of technology marketing for Hitachi Chemical Research Center, Inc. After 8 years of experience in the lithium-ion business in Japan from 1991 to 1999, he was with Quallion, LLC, a manufacturer of batteries for medical implants and aerospace applications. At Quallion, from November 1999 to March 2004, Mr. Ota held senior management positions in advanced material resources, application engineering and marketing and strategic planning.  He also has experience as a consultant for sourcing advanced materials for lithium batteries and other electrochemical devices. Mr. Ota earned a Bachelor of Applied Chemistry degree from Osaka Prefacture University, Japan.

Ulrik Grape has been our Executive Vice President and Chief Executive Officer of EnerDel since January 2006. On March 9, 2010, Mr. Grape relinquished his title as Chief Executive Officer of EnerDel.  In September 2009, Mr. Grape was appointed President of Ener1 Europe.   This division was created to meet growing demand for electric drive and battery technology among top European automakers as well as other business opportunities involving energy storage applications.  From 2004 to 2005, Mr. Grape was business development manager for Gold Peak Industries (N.A.), Inc. in connection with a joint venture between Gold Peak and Danionics A/S.  From 1994 to 2004, Mr. Grape was employed by Danionics A/S, an international lithium battery company headquartered in Denmark, where he was sales and marketing director and vice president, U.S. Prior to that, he was managing director for Volund A/S, a privately held Danish industrial group manufacturing mobile access platforms and other structures, and associate at Trap & Kornum A/S, a mergers and acquisition firm operating in the Scandinavian market. Mr. Grape earned a Bachelor's degree in International Politics and Affairs from Georgetown University and a Masters of Business Administration degree from French business school INSEAD.

Nicholas Brunero has been our Vice President and General Counsel since January 2010, and was previously Vice President and Deputy General Counsel from March 2008 to December 2009.  Mr. Brunero also serves as Corporate Secretary and as a member of Ener1’s Intellectual Property Committee.  From 2003 to 2008, Mr. Brunero was an attorney at the law firm of Duval & Stachenfeld LLP in New York, where his practice focused primarily on the representation of financial institutions and individuals in connection with commercial litigations, NASD and NYSE securities arbitrations, and SEC and FINRA investigations. Mr. Brunero received his Bachelors of Arts degree from Bates College and his Juris Doctorate degree from Brooklyn Law School.

Jeffrey Seidel joined Ener1 in October 2008 as Vice President of Corporate Strategy and in January 2010 was promoted to Chief Strategy Officer.  Prior to joining Ener1, Mr. Seidel spent 19 years with Credit Suisse, where he was global head of convertible research.  He had additional responsibilities for proprietary risk management of convertible bonds including growth companies from the alternative energy sector.  Mr. Seidel has a Bachelor’s degree in Economics from Kenyon College and a Masters of Business Administration in Finance and International Business from New York University.

Richard Stanley has been the President of EnerDel since September 2009.  Mr. Stanley has 30 years global manufacturing and management experience and a record of creating new business lines. Previously, Mr. Stanley served as president of Remy, Inc., the largest division of Remy International, where he oversaw organic growth, new customer development and corporate acquisitions. At Remy, Mr. Stanley also gained experience in emerging markets and technologies working in the field of hybrid vehicle supply and has spent the past two years at ATC Technology Corporation, as president of their drivetrain division.  Prior to serving as president, Mr. Stanley was vice president and general manager of automotive systems at Remy International. Mr. Stanley holds a B.S. in Mechanical Engineering from the Rose-Hulman Institute of Technology, and an M.S. in Manufacturing Management from Kettering University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than 10% of our common stock to file reports of beneficial ownership and changes in beneficial ownership of our common stock with the SEC on Forms 3, 4 and 5.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of copies of such reports (and amendments thereto) which we have received during the year ended December 31, 2009, and written representations of the persons required to file said reports, we believe that all reporting persons complied with these reporting requirements during fiscal year 2009 except for the following late reports, each of which was due to administrative error: Ener1 Group filed a delinquent Form 4 in September 2009 to report transfers of warrants from January through August 2009; Bzinfin  filed a delinquent Form 4 in September 2009 to report receipt  of warrants from May through August 2009; two stock option awards for Charles Gassenheimer which were subsequently reported on delinquent Form 4’s in March and November 2009; one stock option award and one forfeiture of stock options for Gerard Herlihy which were subsequently reported on delinquent Form 4’s in March and August 2009; one stock option award and four forfeitures of stock options for Naoki Ota which were subsequently reported on delinquent Form 4’s in March 2009, August 2009 and March 2010; one stock option award and four forfeitures of stock options for Ulrik Grape which were subsequently reported on delinquent Form 4’s in March 2009, August 2009 and March 2010 and sales of our common stock by Mr. Grape which was subsequently reported on delinquent Form 4 in November 2009; and a delinquent Form 4 for Thomas Snyder for a stock option award for December 2008 which was subsequently reported in March 2010.

Code of Ethics

In March 2008, we adopted an amendment to our Business Code of Conduct (the “Code”), which was originally adopted in 2004.  The Code applies to our officers, directors and all of our employees. The Code provides written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) the prompt internal reporting of violations of the Code to an appropriate person identified in the Code; and (5) accountability for adherence to the Code. Our Code was amended to include more detailed information on our policies, including, among others, policies on protecting proprietary or confidential information, and how to report potential violations of any of our policies.  A copy of the Code is available on our website, http://www.ener1.com, and is otherwise available in print to any shareholder who requests it.

Corporate Governances

Our Board of Directors (the “Board”) is entrusted with and responsible for the oversight of Ener1 in an honest, fair, diligent and ethical manner.  The Board believes that good corporate governance is critical to fulfilling the Company’s obligations to our shareholders.  Our culture demands integrity and an unyielding commitment to strong internal practices and policies.  We have the highest confidence in our financial reporting, our underlying system of internal controls and our people, who undertake their responsibilities with the highest level of ethical standards.  Our corporate governance principles and guidelines, committee charters, the Code, whistle blower policy and other governance-related policies are available on our website.

Independence

Our Board consists of a majority of directors who qualify as independent directors (“Independent Directors”) pursuant to the rules adopted by the SEC applicable to the corporate governance standards for companies listed on the NASDAQ Stock Exchange.

Each year, our Board reviews whether members meet the definition of independence in accordance with applicable SEC and NASDAQ rules.

In February 2010, our Nomination and Governance Committee reviewed each Director’s response to a Directors and Officers questionnaire asking about, among other things, his relationships with the Company (and those of their immediate family members) and other potential conflicts and determined that all Directors, except for Mr. Gassenheimer, who serves as our Chairman of the Board and Chief Executive Officer, Dr. Novak, who serves as our Senior Technical Advisor and Mr. D’Anastasio, who provides consulting services, qualify as independent.

In March 2010, the board appointed Thomas Snyder as Lead Director of the Board in light of the fact that Mr. Gassenheimer serves as both Chief Executive Officer of the Company and Chairman of the Board.  The duties of the Lead Director shall entail, among other things, being the chairman of all Board meetings at which the Chairman is not present, responding to shareholders and other stakeholder questions that are directed to the Lead Director or other Independent Directors, and calling and acting as the Chairman of meetings among Independent Directors.

Board of Directors and Committees

Our Board held seven meetings (four in person and three telephonically) during 2009.  The independent members of the Board also met in executive session without management on at least two occasions.

Our corporate governance principles and charters describe how the Board should conduct its oversight responsibilities in protecting and representing our Company’s shareholders.  Under these principles, our Board has established three standing committees.   Some of the significant functions performed by these committees, and the members of the Board currently serving on these committees, are as follows:

Audit Committee
Our Audit Committee has three members: Mr. Gruns, who serves as the Chairperson, Mr. Manfredi and Mr. Fuhr. All members are Independent Directors.   The Board has determined Mr. Gruns meets the SEC criteria and definition of an “audit committee financial expert.” The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to our accounting and financial reporting processes and audits of our financial statements by monitoring the integrity of our financial statements, the independence and qualifications of our external auditors, our system of internal controls, the performance of our external auditors and our compliance with laws, regulations and our code of conduct.

The Audit Committee also reviews and approves all related party transactions. The Audit Committee will only approve a related party transaction if it determines that the terms of the transaction are fair to, and in the best interest of, the Company. In this respect, the Audit Committee uses the overriding “arms length transaction” criteria to analyze the following factors, in addition to any other factors it deems appropriate depending on the circumstances, in determining whether to approve a related party transaction: (i) fairness of the terms for the Company as related to market and current industry practice;  (ii) whether the transaction is in the Company’s best interest; (iii) materiality of the transaction as related to the Company and estimated third party judgment; (iv) role of the related party in the transaction; (v) structure of the transaction; and (vi) interests of all related parties in the transaction. Approval of a related party transaction may be conditioned upon the Company and the related party taking certain recommended actions that the Audit Committee deems appropriate and necessary, including, without limitation, any or all of the following: (i) limiting the duration or magnitude of the transaction by changing specific terms; (ii) requiring that information about the related party transaction be documented and that reports reflecting the nature and amount of the transaction be delivered to the Audit Committee on a regular basis; and (iii) appointing a Company representative to monitor various aspects of the related party transaction.

The Audit Committee met 21 times during 2009.  The Audit Committee’s charter is available on our website at http://www.ener1.com.

Compensation Committee
Our Compensation Committee has three members: Mr. Baker, who serves as the Chairperson, Mr. Manfredi and Mr. Fuhr.  All members are Independent Directors.  The Compensation Committee administers and determines eligibility for, and makes awards under, our stock based compensation plans.  The Committee also reviews and evaluates our executive compensation packages, including salaries, bonus participation percentages and other compensation as deemed necessary.  The Compensation Committee met five times during 2009.  The Compensation Committee’s charter is available on our website at http://www.ener1.com.

Nomination and Governance Committee
Our Nomination and Governance Committee has three members: Mr. Snyder, Mr. Baker and Mr. Fuhr.  Mr. Snyder served as Chairman of the Nomination and Governance Committee in 2009.  In March 2010, Mr. Fuhr was appointed by the Board as Chairman of the Nomination and Governance Committee, in order to allow Mr. Snyder more time to focus his efforts on other responsibilities at the Board and Company level.  All members are Independent Directors.  The Nomination and Governance Committee assists the Board by recommending candidates for officer positions and vacancies on the Board, developing and recommending corporate governance principles and taking leadership roles in shaping our corporate governance. The Nomination and Governance Committee has discussed the makeup of the Board during various executive sessions among the Independent Directors only, and has reaffirmed its position that the Board be diverse in all areas, including but not limited to experience, business sector, age, geography, gender and ethnicity.  The Board confirmed that the current structure meets the Nomination and Governance Committee objectives; but as the Company continues to grow, the Nomination and Governance Committee will further evaluate candidates that can contribute to the overall diversity and effectiveness of the Board.  The Nomination and Governance Committee met three times during 2009.

The following table sets forth information regarding Directors’ compensation during 2009 (in thousands):
Name	Board retainer	Committee chaired	Committee chair fees	All other compensation (1)	Total fees earned or paid in cash

Kenneth Baker	$40,000	Compensation	$10,000	$-	$50,000
Marshall Cogan	$40,000		$-	$-	$40,000
Mark D'Anastasio	$-		$-	$1,030,130	$1,030,130
Elliot Fuhr	$40,000		$-	$-	$40,000
Karl Gruns	$40,000	Audit	$10,000	$-	$50,000
Ludovico Manfredi	$40,000		$-	$-	$40,000
Thomas Snyder	$40,000	Nomination and Governance	$10,000	$-	$50,000

(1) Mr. Mark D’Anastasio is not an Independent Director as we pay him through his company Emerging Markets Communications for government and media relations consulting services.  Included in this amount is a one-time bonus of $350,000 approved by the Board.  He does not receive any other compensation for his services other than reimbursement for travel related expenses to attend meetings.

Each Independent Director was paid $40,000, in cash, as the annual Board retainer fee and reimbursed for travel expenses to attend Board and committee meetings.  Independent Directors who also serve as a committee chairperson were paid $10,000, in cash, as the annual committee chair fee.  Each Independent Director is also entitled to participate in our equity compensation plans which provide for the grant of stock options for each year the Director serves as member of the Board, at an exercise price equal to the fair market value of our common stock on the date of grant.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Objectives and principles of Ener1’s Executive Compensation Program
The executive compensation program is designed to achieve the following objectives:

•	Attract, motivate and retain talented executives critical to the success of the Company and the execution of the business strategy;
•	Establish performance objectives that link incentive compensation to the achievement of key operating goals and strategic goals; and
•	Provide compensation that aligns the long-term interest of the executives with shareholders through long-term equity incentives.

The Compensation Committee of the Board considers the following in discharging their responsibilities to the Company and the shareholders:

•
Establish and review the overall compensation philosophy of the Company to ensure clear ties to shareholder interests and appropriately factor in and balance any risks that may exist in connection with compensation packages for executives at the Company.

•	Review and approve corporate goals and objectives relevant to the executives’ compensation including performance objectives.
•
When necessary and deemed appropriate, engage outside compensation consulting firms to assist in evaluating appropriate compensation packages and benchmarking, and to consider the Company’s overall and specific compensation strategy and packages relative to companies in comparable industries and of the same relative size to our Company.

•
Evaluate the performance of the executives in light of the established criteria and, based on such evaluation, review and approve the annual salary, bonus, stock options and other benefits, direct and indirect, of the executives.

•
Upon receipt from the Chief Executive Officer of the annual summary evaluations of the performance of other executive officers, review and approve their annual salary, bonus, stock option and other benefits, direct and indirect.

•	Approve the grant of stock options company-wide, and recommend the adoption or changes to the Company’s stock option plans to the shareholders for approval, when required.
•	In connection with executive compensation plans:
•	review and recommend to the Board new executive compensation programs;
•	review the operations of the Company's executive compensation programs to determine whether they are properly coordinated and achieving their intended purpose;
•	establish and review policies for the administration of executive compensation programs; and
•	take steps to modify any executive compensation program that yields payments and benefits that are not reasonably related to executives and corporate performance.
•	Review recommendations from the Chief Executive Officer for management succession planning, when necessary.
•
Review and make recommendations to the Board, or approve any contracts or other transactions with current or former executive officers of the Company, including consulting arrangements, employment contracts, severance or termination arrangements.

Compensation Program Elements
Our executive compensation program consists of three principal elements: base salary, annual bonus and long-term equity incentive compensation in the form of stock options and/or restricted stock awards.  All officers, except for Dr. Peter Novak, who received only a base salary in 2009, participate in each element of the program at different levels or percentages.  One of the Company’s goals is to make sure that our compensation program is in line with compensation plans for companies in comparable industries and of the same relative size to our Company.

Base salary
Base salary is reviewed annually.  It is the only portion of the executive’s compensation that is fixed.  Base salary is normally in the median range of base salaries of individuals with similar positions in comparable industries to our Company.

Annual bonus
Annual bonus opportunities are designed to link executive pay to certain financial targets.  These bonuses are based on the annual salary multiplied by the participation percentage assigned to each level, multiplied by a factor based on the achievement of the selected financial targets.  For example:

$500,000	Annual Base Salary paid during the year
100%	Participation Percentage
0.5	Payout Factor based on achievement of goals

$250,000	Annual Bonus

Each participant is assigned a participation rate based on their position with the Company.  The participation rates for 2009, expressed as a percentage of base salary, were:

Charles Gassenheimer	100%
Gerard Herlihy	25%
Richard Stanley	50%
Ulrik Grape	25%
Dr. Peter Novak	N/A

The payout factor is based on the achievement of a predetermined amount of gross revenues or the overachievement thereof.  For 2009, based on the gross revenue of the Company, only one-half of the above target percentages will be paid out as annual bonuses.

Long-term equity incentive compensation
Stock based compensation in the form of stock options and/or restricted stock awards is designed to align the interests of its executives with the interest of its shareholders and to reward executives for the achievement of long term strategic objectives.  These awards may be incentive based with vesting determined only by time served and/or performance based and tied to achievement of specified goals or objectives.

Compensation Committee Interlocks and Insider Participation
Our Compensation Committee has three members: Mr. Baker, who serves as the Chairperson, Mr. Manfredi and Mr. Fuhr.  All members are Independent Directors.

Compensation Committee Report
The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis section with management and, based on such reviews and discussion, have recommended to the Board that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Respectfully submitted,

Kenneth Baker, Chairman
Ludovico Manfredi
Elliot Fuhr

This Section is not "soliciting materials" is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Exchange Act of 1934, as amended (the Exchange Act), or the Securities Act of 1933, as amended (the Securities Act), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table sets forth information concerning the compensation of the Named Executive Officers during the year ended December 31, 2009, 2008 and 2007.

Name and principal position	Year	Salary ($)	Bonus ($)		Stock awards ($)		Option awards ($)		All Other Compensation ($)		Total ($)

Charles Gassenheimer	2009	$500,000	$250,000	(6)	-		$1,660,000	(7)	$-		$2,410,000
Chief Executive Officer (1)	2008	500,000	-		-		-		-		500,000
	2007	300,000	-		-		610,004	(7)	-		910,004

Gerard Herlihy	2009	250,000	31,250	(6)	-		107,100	(8)	-		388,350
Chief Financial Officer (2)	2008	250,000	-		-		170,003	(8)	-		420,003
	2007	200,000	12,500		-		305,002	(8)	-		517,502

Richard Stanley	2009	105,000	26,250	(6)	$207,000	(9)	484,000	(9)	-		822,250
Executive Vice President (3)	2008	-	-		-		-		-		-
	2007	-	-		-		-		-		-

Ulrik Grape	2009	300,000	37,500	(6)	-		107,100	(10)	-		444,600
Executive Vice President (4)	2008	300,000	-		-		170,003	(10)	-		470,003
	2007	250,000	25,000		-		366,003	(10)	-		641,003

Dr. Peter Novak	2009	430,000	-		-		-		5,950	(11)	435,950
Chief Technology Officer	2008	430,000	-		-		-		5,950	(11)	435,950
and President (5)	2007	415,540	215,000		-		-		35,599	(11)	666,139

(1)	Mr. Gassenheimer was appointed Chief Executive Officer since August 2008 in addition to his role as Chairman of the Board.

(2)
Mr. Herlihy has been our Chief Financial Officer since November 2007 and for the period from January 2006 through October 2006.  During the period from October 2006 through October 2007, Mr. Herlihy had been directing our media and investor relations and external reporting.

(3)	Mr. Stanley has been the President of EnerDel since September 2009.

(4)	Mr. Grape has been our Executive Vice President since January 2006.

(5)
Dr. Novak was appointed Chief Technology Officer in August 2008 when he resigned as Chief Executive Officer. Dr. Novak retained his title as President until March 9, 2010, when he resigned as Chief Technology Officer and President. Dr. Novak continues to serve as a member of the Board and an employee of Ener1. He does not receive any compensation for his services as a Director.

(6)
In August 2009, the Board approved the terms and conditions of the 2009 Annual Incentive Program, which allows participating individuals to earn a cash incentive bonus, depending on their position and achieving certain financial related targets as discussed in the Compensation Discussion and Analysis.  These amounts were earned, but not paid as of December 31, 2009.

(7)
During 2009 and 2007, Mr. Gassenheimer was awarded options to purchase up to 400,000 shares and  142,857 shares, respectively of our common stock.  The fair value of each option was estimated on the date  of grant using the Black-Scholes option pricing model.  Cross-reference is made to Part II, Item 8, Note 16, Stock Based Compensation for assumptions made in the valuation of these options.

(8)
During 2009, 2008 and 2007, Mr. Herlihy was awarded options to purchase up to 35,000 shares, 35,715  shares and 71,429 shares, respectively, of our common stock.  The fair value of each option was estimated  on the date of grant using the Black-Scholes option pricing model.  Cross-reference is made to Part II,  Item 8, Note 16, Stock Based Compensation for assumptions made in the valuation of these options.

(9)
During 2009, Mr. Stanley was awarded 30,000 shares of restricted stock and the fair value was determined  at the grant date, based on the closing price of our common stock.  The restriction on the shares vests ratably over three years.  Also, in 2009 Mr. Stanley was awarded options to purchase up to 100,000 shares of our common stock.  The fair value of the option was estimated on the date of grant using the Black-Scholes  option pricing model.  Cross-reference is made to Part II, Item 8, Note 16, Stock Based Compensation for assumptions made in the valuation of these options.

(10)
During 2009, 2008 and 2007, Mr. Grape was awarded options to purchase up to 35,000 shares, 35,715  shares and 85,715 shares, respectively, of our common stock.  The fair value of each option was estimated  on the date of grant using the Black-Scholes option pricing model.  Cross-reference is made to Part II,  Item 8, Note 16, Stock Based Compensation for assumptions made in the valuation of these options.  During 2009, 2008 and 2007, Mr. Grape forfeited performance options to purchase up to 17,143 shares, 25,714  shares and 8,572 shares of our common stock, respectively.

(11)	Represents employee life insurance premiums paid in 2009, 2008 and 2007 and automobile related payments in 2007.

The following table supplements the disclosures set forth in columns titled Stock Awards and Option Awards of the Summary Compensation Table:
Grants of Plan-Based Awards
Name	Grant date	All other stock awards: Number of shares of stock or units (#)	All other option awards: Number of securities underlying options (#)	Exercise or base price of options awards ($/Sh)	Grant date fair value of stock and options awards (1)

Charles Gassenheimer	2/17/2009	-	200,000	$4.05	$652,000
	5/19/2009	-	200,000	$6.55	$1,008,000

Gerard Herlihy	2/17/2009	-	35,000	$4.05	$107,100

Richard Stanley	9/14/2009	30,000	-	$6.90	$207,000
	9/14/2009	-	100,000	$6.90	$484,000

Ulrik Grape	2/17/2009	-	35,000	$4.05	$107,100

Dr. Peter Novak		-	-	$-	$-

(1)
The grant date fair value of stock awards reflects the full market value (the closing of Ener1 common stock on the NASDAQ) on the date of grant.  The grant date fair value of option awards was estimated using the Black-Scholes option pricing model.  Cross-reference is made to Part II, Item 8, Note 16, Stock Based Compensation for assumptions made in the valuation of these options.

In addition to the foregoing grants, each Named Executive Officer, except for Dr. Novak, participates in the 2009 Program, as described in the Compensation Discussion and Analysis.  The 2009 Program is designed to link executive pay to the achievement of certain financial targets of the Company.  Each participant is assigned a participation rate as a percentage of salary for purposes of calculating bonus payouts, if any.  For purposes of the 2009 Program the financial target is based on gross revenues, as defined in the 2009 Program.  The calculation of the amount payable under the 2009 Program, as described in the Compensation Discussion and Analysis, is based on factors that could range from 0.5 to 1.5 in increments of 0.5.

The following table is intended to supplement and enhance the understanding of equity compensation that has been previously awarded and remains outstanding.  There have been no options exercised, during the last fiscal year end, by any Named Executive Officers and no shares of restricted stock vested during the last fiscal year end for any Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Options awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		(1) Number of securities underlying unexercised options (#) unexercisable	(2) Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	(4) Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	(5) Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Charles Gassenheimer	142,858		-	-	$4.90	12/19/12	-	-
Charles Gassenheimer	200,000		-	-	$4.05	02/17/14	-	-
Charles Gassenheimer	-		-	200,000	$6.55	05/19/14	-	-

Gerard Herlihy	35,715		-	-	$2.17	10/16/16	-	-
Gerard Herlihy	47,620		23,809	-	$4.90	12/19/12	-	-
Gerard Herlihy	-		-	35,000	$4.05	02/17/14	-	-

Richard Stanley	-		-	100,000	$6.90	9/14/2014	30,000	$190,200

Ulrik Grape	35,715		-	-	$2.17	10/16/16	-	-
Ulrik Grape	28,571		14,286	-	$4.90	12/19/12	-	-
Ulrik Grape	45,714		2,857	-	$1.61	12/21/11	-	-
Ulrik Grape	28,572		-	-	$1.61	12/21/11	-	-
Ulrik Grape	142,858	(3)	-	-	$3.43	10/01/15	-	-
Ulrik Grape	-		-	35,000	$4.05	02/17/14	-	-

Dr. Peter Novak	-		-	-	$-		-	-

(1)	Options will vest in December 2010.

(2)
Unearned options are subject to specifically identified performance criteria.  Upon achievement of the performance criteria, the options will become earned and will vest one-third per year over a three year period.

(3)	Options are not exercisable until annual revenue of our EnerDel subsidiary exceeds $5.6 million. This revenue target has not yet been met.

(4)	During 2009, restricted shares were awarded. The restriction on the shares vest ratably over three years.

(5)
The price used to calculate the market value of outstanding shares was $6.34, the closing price of Ener1 common stock on the Nasdaq Global Market on December 31, 2009, the last trading day of the year.

Employment Agreements and Other Compensation Arrangements

In the event of a change of control, as defined in our active stock option plans, outstanding awards of options, restricted shares or other forms of stock based compensation become immediately exercisable and vested.

Charles Gassenheimer
In February 2007, Ener1 entered into an agreement with Ener1 Group to reimburse Ener1 Group for $300,000 of Mr. Gassenheimer’s annual compensation, paid by Ener1 Group.  Such reimbursement amount was determined and approved by the Board of Ener1.  In January 2008, the Board approved an increase in the reimbursement amount from $300,000 to $500,000 based on an increase in the amount of time Mr. Gassenheimer dedicates to matters of Ener1.

Gerard Herlihy
Mr. Herlihy’s annual salary has been $250,000 for the last three years.  In 2007, Splinex Technology, Inc., (“Splinex”) a related party, paid $50,000 of Mr. Herlihy’s salary for time Mr. Herlihy dedicated to matters of Splinex.

Richard Stanley
In September 2009, as part of Mr. Stanley’s compensation package, he was provided with the following, in the event of a termination without cause: (i) a severance payout equal to six month’s salary and the immediate vesting of the 30,000 shares of restricted stock awarded in September 2009.

Ulrik Grape
In July 2005, EnerDel entered into an employment agreement with Mr. Grape, pursuant to which Mr. Grape was to serve as its Chief Executive Officer.  Mr. Grape’s salary under the agreement was initially $250,000 per year.  In the event of a termination without cause or termination by Mr. Grape with good reason (as defined in the agreement), Mr. Grape is entitled to a severance payout of his base salary for a period of six months.

In December 2007, the Board increased Mr. Grape’s salary from $250,000 to $300,000 in recognition of his contributions to the Company and the expanded role undertaken in the area of global sales, marketing and business development for Ener1.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains information as of February 24, 2010, regarding the beneficial ownership of Ener1 common stock held by stockholders whom we believe beneficially own more than five percent (5%) and each Director, each executive officer named in the summary compensation table and our Directors and named executive officers as a group, regardless of beneficial ownership percentages.

As of February 24, 2010, 124,879,282 shares of common stock were outstanding. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of Ener1 common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 1540 Broadway, Suite 25C, New York, New York 10036.

	Amount Of		Percent
	Beneficial		of
Name	Ownership		Class
Ener1 Group, Inc.	77,408,551	(1)	56.1%
Bzinfin, S.A.	11,485,182	(2)	8.7%
Anchorage Capital Master Offshore, Ltd.	8,354,427	(3)	6.7%
610 Broadway, 6th Floor, New York, NY 10012
Morgan Stanley & Co., Incorporated	7,050,277	(4)	5.6%
1585 Broadway, New York, NY 10036
Charles Gassenheimer	860,001	(5) (16)	*
Kenneth Baker	31,072	(6)	*
Marshall Cogan	14,405	(7)	*
Mark D'Anastasio	-		*
Elliot Fuhr	31,072	(8)	*
Karl Gruns	57,739	(9)	*
Ludovico Manfredi	34,882	(10)	*
Dr. Peter Novak	535,970	(11) (16)	*
Thomas Snyder	31,072	(12)	*
Gerard Herlihy	150,691	(13)	*
Rick Stanley	-		*
Ulrik Grape	163,027	(14)	*
Directors and officers as a group (twelve persons)	1,909,931	(15)	1.5%
* Less than 1%
___________________

Notes are on the following page.

Notes:
(1)	Includes 12,989,137 shares issuable under outstanding warrants exercisable during the 60 day period following February 24, 2010.
(2)	Includes 4,399,585 shares issuable under outstanding warrants exercisable and 3,271,887 shares issuable upon the conversion of convertible debt during the 60 day period following February 24, 2010.
(3)
Includes 228,572 shares issuable under outstanding warrants exercisable during the 60 day period following February 24, 2010.  The information reported is pursuant to Schedule 13G filed by Anchorage Capital Masters Offshore, Ltd. on February 16, 2010.

(4)	The information reported is pursuant to Schedule 13G filed by Morgan Stanley on February 12, 2010.
(5)	Includes 554,287 shares issuable under outstanding options and warrants exercisable the 60 day period following February 24, 2010.
(6)	Includes 31,072 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(7)	Includes 14,405 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(8)	Includes 31,072 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(9)	Includes 50,596 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(10)	Includes 34,882 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(11)	Includes 279,054 shares issuable under outstanding warrants exercisable during the 60 day period following February 24, 2010.
(12)	Includes 31,072 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(13)	Includes 107,834 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(14)	Includes 163,027 shares issuable under outstanding options exercisable during the 60 day period following February 24, 2010.
(15)	Includes 1,678,944 shares issuable under outstanding options and warrants exercisable during the 60 day period following February 24, 2010.
(16)
The amount shown does not include common stock beneficially owned by Ener1 Group, a company of which Charles Gassenheimer and Dr. Novak are directors, and Dr. Novak is a shareholder.  Mr. Gassenheimer owns warrants to purchase shares of Ener1 Group.  Mr. Gassenheimer and Dr. Novak disclaim beneficial ownership of any Ener1 common stock beneficially owned by Ener1 Group.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Ener1 Group Ownership

Bzinfin, S.A. a 68.5% shareholder of Ener1 Group, owns approximately 52% of Ener1’s outstanding common stock.  Boris Zingarevich is an indirect beneficial owner of Bzinfin.  Dispositive and voting power over the shares of Ener1 common stock that is held by Ener1 Group is exercised by the board of directors of Ener1 Group, which consists of Charles Gassenheimer, Dr. Peter Novak, Mike Zoi, Boris Zingarevich, and Mikhail Zingarevich.

Services between Ener1 and Ener1 Group

We operate under an agreement where we reimburse Ener1 Group for $500,000 of Mr. Gassenheimer’s annual compensation, paid by Ener1 Group.  Such reimbursement amount was determined and approved by the Board of Ener1.  Any increases or decreases to the reimbursement amount, based on changes in the amount of time Mr. Gassenheimer dedicates to matters of Ener1, are approved by the Board.

Ener1 Group and its subsidiaries have from time to time used various services and employees of ours and we have billed Ener1 Group and its subsidiaries for the costs of these services and employees. Similarly, we have from time to time used various services and employees of Ener1 Group and its subsidiaries and Ener1 Group has billed us for the costs of these services and employees.  During 2009, Ener1 Group and its subsidiaries billed us approximately $533,000 and we billed Ener1 Group and its subsidiaries approximately $38,000, in each case for services and employees of the other party.

Investment in Unconsolidated Entity

In August 2009, we entered into a Securities Investment and Subscription Agreement with Think Holdings, AS, a Norwegian limited liability company (“Think Holdings”).  Think Holdings is the majority owner of Think Global AS (“Think Global”), the Norwegian electric car manufacturer and customer of EnerDel.  Ener1 has committed to purchase 10,826,640 shares of Series B Convertible Preferred Stock for approximately $19.0 million.  The investment will be made pursuant to three closings and as of December 31, 2009, Ener1 has purchased 7,466,535 shares for approximately $13.0 million.

In August 2009, we entered into a Purchase and Assignment Agreement with Bzinfin to acquire approximately $3.0 million of debt pursuant to a loan facility with Think Global and warrants to purchase 3,600,000 shares of common stock of Think Global, (the “Bridge Loan”).  As consideration, Ener1 issued to Bzinfin 896,986 shares of Ener1 common stock, valued at approximately $5.8 million.  Ener1 has exchanged the Bridge Loan for 1,809,419 shares of Think Holdings Series B Convertible Preferred Stock and warrants to purchase additional shares of Think Holdings Series B Convertible Preferred Stock.  The total number of warrants is based on a predetermined percentage of Think Holdings fully diluted share capital.

On February 3, 2010, we participated in the third closing of the Think Series B Preferred shares and purchased an additional 3,360,105 shares for approximately $5.8 million.

Supply Agreement

In August 2009, EnerDel entered into an amended supply agreement (the “Amended Supply Agreement”) with Think Global to be the exclusive supplier of lithium-ion batteries to Think Global, commencing on the date of the Supply Agreement and ending six months after Think Global commences full scale production (the “Exclusivity Period”).  During the two year period after the end of the Exclusivity Period, Think Global will purchase certain minimum volume percentages from EnerDel for the European and North American markets.

Convertible Line of Credit

In December 2008, we entered into the LOC Agreement with Ener1 Group to establish a line of credit in the aggregate principal amount of $30.0 million for a period of 18 months or until we complete a public equity offering, whichever occurs earlier. All amounts borrowed under the LOC Agreement bear interest at 8% per annum.  We are further obligated to issue to Ener1 Group warrants to purchase shares of Ener1 common stock each time an advance is made under the LOC Agreement equal to the amount of the advance divided by $20, with an exercise price equal to $8.25 per share.  All warrants are immediately exercisable and expire two years after issuance.

In August 2009, Ener1 Group entered into a Novation and Assignment agreement with Bzinfin, the owner of a majority of the common stock of Ener1 Group, whereby Ener1 Group assigned to Bzinfin all of its rights and obligations under the LOC Agreement.  Simultaneously, Ener1 entered into the A&R LOC Agreement providing Bzinfin, among other rights, the right to convert the first $8.0 million of principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and any remaining principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.  Based on the closing stock price of Ener1 on August 26, 2009, a beneficial conversion value of approximately $2.8 million was recorded as a reduction in proceeds and is amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement, using the effective interest method.

In August 2009, we classified a $1.5 million working capital advance from Bzinfin under the A&R LOC Agreement and in accordance with the terms of the agreement issued to Bzinfin warrants to purchase up to 75,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.2 million was recorded as a reduction in proceeds and is amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement.

The components of the convertible line of credit balance as of December 31, 2009 are as follows (in thousands, except warrants):
Convertible Line of Credit

Proceeds from advances	$11,750
Beneficial conversion feature, net	(1,829)
Fair value of warrants, net	(136)
Accrued interest payable at maturity	731
Balance, December 31, 2009	$10,516

Warrants issued	75,000

Fair value of warrants	$227

In February 2010, we borrowed $5.0 million under the A&R LOC Agreement and, in accordance with the terms of the agreement, issued to Bzinfin warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.3 million was recorded as a reduction in proceeds and will be amortized to interest expense over the remaining 5 month term of the A&R LOC Agreement.

Transactions with Ener1 Group, as with all related party transactions, are approved by the Audit Committee of the Board.

Item 14.	Principal Accounting Fees and Services

Change in Independent Registered Public Accounting Firm

The accounting firm of MaloneBailey, LLP (“MB”) served as Ener1’s independent registered public accounting firm for the first and second quarter of 2009 and all of 2008.  As previously disclosed in a Current Report on Form 8-K, on August 18, 2009, PricewaterhouseCoopers LLP (“PwC”) was engaged as Ener1’s independent registered public accounting firm for the year ended December 31, 2009.

Prior to August 2009, neither the Company nor anyone on its behalf consulted with PwC regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, nor has PwC provided to the Company a written report or oral advice that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or any matter that was the subject of a disagreement or a reportable event set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

The Audit Committee recommended and approved of the dismissal of MB as Ener1’s independent registered public accounting firm.  The Audit Committee notified MB in August 2009 that it was dismissed as Ener1’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal year ending December 31, 2009.

During the two most recent fiscal years and through August 18, 2009, there were no disagreements with MB, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to MB’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company’s financial statements.  During the fiscal years ended December 31, 2008 and 2007 and during the interim period ending August 18, 2009, there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee reviews and pre-approves all audit and permissible non-audit services to be provided by the independent registered public accounting firm.  Non-audit services may include audit-related services, tax services and other services not prohibited by the SEC rules on auditor independence.  The Audit Committee annually reviews and may pre-approve up to $50,000, individually, for audit-related services, tax services and other non-audit related services without prior discussion of the nature and scope of the services to be provided.  The term of any such pre-approval is usually for the Company’s fiscal year unless a different time period is specifically identified.

The Audit Committee has provided the Chairman of the Audit Committee with the authority to approve audit and non-audit services, with fees of less than $50,000, with a summary of such services provided to the other members of the Audit Committee at its next scheduled meeting.

Audit Fees

Audit fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, proxy statements, and responses to SEC comment letters, if any.   The total fees billed by PwC for professional services rendered in connection with the audit of the 2009 annual consolidated financial statements were $487,000.  PwC began serving as the independent registered public accounting firm beginning with the third quarter of 2009.  These fees also covered the audit of the effectiveness of our internal control over financial reporting at December 31, 2009, the services for the related reviews of consolidated financial statements included in the Form 10-Q for the third quarter of 2009 and the services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements related to periods in 2009.

The total fees billed by MB for professional audit services were $423,000 in 2008 and $180,000 in 2009.  These fees covered the audit of the 2008 consolidated financial statements and the effectiveness of its internal control over financial reporting at December 31, 2008 and for the first and second quarter of 2009 and the services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements related to periods in 2008 and earlier.

Audit-Related Fees

There were no audit-related fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements not reported under “Audit Fees” above for the third quarter and the remainder of the year in 2009.  There were no fees paid to MB for these services for the first and second quarter of 2009 or for all of 2008.

Tax Fees

The aggregate fees billed by PwC for professional services rendered for tax compliance, tax advice and tax planning were $24,000 for 2009.  There were no fees paid to MB for these services for the first and second quarter of 2009 or for all of 2008.  These amounts represent tax planning services for our foreign operations.

All Other Fees

There were no fees billed by PwC for professional services rendered that were not related to one of the foregoing categories for the third quarter and the remainder of the year in 2009.  There were no fees paid to MB for other services for the first and second quarter of 2009 or for all of 2008,

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

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed on December 6, 2004, SEC File No. 000-21138.

3.5	By-laws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2 (Registration No. 333-112837), filed February 13, 2004.

3.6
Certificate of Designations of Series B Convertible Preferred Stock, dated October 15, 2004, incorporated by reference to Exhibit 3.6 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC File No. 000-21138.

3.7	Amendment to By-laws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005, SEC File No. 000-21138.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed April 24, 2008.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed July 22, 2008.

3.11	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed December 11, 2008.

4.1	Form of 5% Senior Secured Convertible Debenture incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated January 21, 2004, SEC File No. 000-21138.

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

4.4
Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.25, incorporated by reference to Exhibit 4.4 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC File No. 000-21138.

4.5
Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.50, incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC File No. 000-21138.

4.6
Warrant to Purchase Common Stock issued October 20, 2004 to Delphi Automotive Systems, LLC, to purchase up to 7,000,000 shares of Common Stock, incorporated by reference to Exhibit 4.6 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC File No. 000-21138.

4.7
Registration Rights Agreement dated as of October 20, 2004, by and between Ener1, Inc. and Delphi Automotive Systems LLC, incorporated by reference to Exhibit 4.7 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC File No. 000-21138.

4.8
Registration Rights Agreement dated as of October 20, 2004, by and between EnerDel, Inc., Delphi Automotive Systems, LLC and Ener1, Inc., incorporated by reference to Exhibit 4.8 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC File No. 000-21138.

4.9
Form of 7.5% Senior Secured Convertible Debenture issued pursuant to Securities Purchase Agreement dated March 5, 2005, incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated March 15, 2005, SEC File No. 000-21138.

4.10
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Securities Purchase Agreement, dated March 11, 2005 incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K dated March 15, 2005, SEC File No. 000-21138.

4.11
Registration Rights Agreement, dated as of March 14, 2005, by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K dated March 15, 2005, SEC File No. 000-21138.

4.12
Form of Warrant to Purchase Common Stock of Ener1, dated December 9, 2004 issued to Merriman Curhan Ford & Co., incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

4.13
Certificate of Designation of Non-Voting, Cumulative and Redeemable Series A Preferred Stock of EnerDel, Inc., dated October 20, 2004, incorporated by reference to Exhibit 4.6 to Amendment No. 1 to Ener1’s Quarterly Report on Form 10-QSB/A for the period ending September 30, 2004, SEC File No. 000-21138.

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

10.11
EnerDel, Inc. Formation, Subscription and Stockholders’ Agreement entered into by and between Delphi Automotive Systems LLC and Ener1, Inc., dated as of October 20, 2004 incorporated by reference to Ener1, Inc.’s Form 8-K filed on October 26, 2004, SEC File No. 000-21138.

10.12
Form of Subscription Agreement dated as of October 15, 2004, by and between Ener1, Inc. and various investors for the purchase of 150,000 shares of Ener1, Inc.’s Series B 7% Convertible Preferred Stock, incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.13
Lease Agreement dated October 20, 2004 between Ener1 Battery Company and EnerDel, Inc, incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.14
Bill of Sale dated October 20, 2004, by Delphi Automotive Systems LLC in favor of EnerDel, Inc. in favor of transactions contemplated by the Formation, Subscription and Shareholders’ Agreement of EnerDel, Inc. dated as of October 20, 2004 by and among Delphi, Ener1 Inc. and EnerDel, incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.15
Delphi Technologies, Inc. Assignment of Certain Inventions or Improvements dated October 20, 2004, incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.16
License Agreement by and between Delphi Technologies, Inc. and EnerDel, Inc. by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.17
Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc, dated October 20, 2004, incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.18
License Agreement dated October 20, 2004 by and between Ener1, Inc. and EnerDel, Inc, incorporated by reference to Exhibit 10.27 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.19
Ener1 Daughter Enterprise with Foreign Investments of Ener1 Battery Company Assignment of Intellectual Property to EnerDel, Inc, incorporated by reference to Exhibit 10.28 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.20
Option to Purchase Agreement dated October 20, 2004 between EnerDel, Inc.; Ener1, Inc.; and Ener1 Battery Company, incorporated by reference to Exhibit 10.29 to Registrant's Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.21
Ener1 Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Ener1, Inc, incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.22
Engineering Services Agreement effective October 20, 2004 by and between EnerDel, Inc. and Delphi Automotive Systems LLC, incorporated by reference to Exhibit 10.31 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.23
Transition Services Agreement dated as of October 20, 2004 entered into by and between Delphi Automotive Systems LLC and EnerDel, Inc, incorporated by reference to Exhibit 10.32 to Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.24
Assignment/Assumption of License Agreement dated October 20, 2004, among Ener1, Inc., Ener1 Battery Company and EnerDel, Inc., incorporated by reference to Exhibit 10.34 of the Registrant’s Annual Report on Form 10-KSB for the period ending December 31, 2004, SEC File No. 000-21138.

10.25
Form of Securities Purchase Agreement, dated as of March 11, 2005 by and among Ener1, Inc. and the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and Warrants to purchase shares of common stock, incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed March 15, 2005, SEC File No. 000-21138.

10.26
Form of Security Agreement dated as of March 14, 2005 by and among Ener1, Inc. and the purchasers of Ener1’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed March 15, 2005, SEC File No. 000-21138.

10.27
Form of Intercreditor Agreement dated as of March 11, 2004, among Ener1, Inc., the purchasers of Ener1's 7.5% Senior Secured Convertible Debentures and the purchasers of Ener1, Inc.’s 7.5% Senior Secured Convertible Debentures, incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed March 15, 2005, SEC File No. 000-21138.

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

10.38
Securities Purchase Agreement dated November 19, 2007, by and between Ener1, Inc. and certain investors named therein, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 20, 2007.

10.39
Commercial Lease between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007 incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

10.40
Purchase Money Financing Agreement for Additional Improvements between EnerDel, Inc. and Universal Tool & Engineering Company, dated March 1, 2007 incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB filed November 14, 2007.

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

10.53	Assistance Agreement for a grant under the Automotive Battery Manufacturing Initiative issued by the United States Department of Energy dated January 29, 2010.*

14.1	Code of Ethics, incorporated by reference to Exhibit 14.0 of Registrant's Annual Report on Form 10-KSB for the period ended December 31, 2004, SEC File No. 000-21138.

14.2
Business Code of Conduct, as adopted by the Board of Directors of the Registrant on February 19, 2008 which replaces the Code of Ethics incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007.

21	Subsidiaries of the Registrant.*

23.1	Consent of MaloneBailey, LLP*

23.2	Consent of PricewaterhouseCoopers LLP *

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.*

32.1	Section 1350 Certification of Chief Executive Officer.*

32.2	Section 1350 Certification of Chief Financial Officer.*

* Filed herewith

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER1, INC.

Dated: March 11, 2010	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Gassenheimer	Chief Executive Officer, Chairman	March 11, 2010
Charles Gassenheimer	(Principal Executive Officer)

/s/ Gerard A. Herlihy	Chief Financial Officer	March 11, 2010
Gerard A. Herlihy	(Principal Financial Officer and Principal Accounting Officer)

/s/ Kenneth Baker	Director	March 7, 2010
Kenneth Baker

/s/ Marshall Cogan	Director	March 5, 2010
Marshall Cogan

/s/ Mark D’Anastasio	Director	March 8, 2010
Mark D’Anastasio

/s/ Elliot Fuhr	Director	March 8, 2010
Elliot Fuhr

/s/ Karl Gruns	Director	March 11, 2010
Karl Gruns

/s/ Ludovico Manfredi	Director	March 11, 2010
Ludovico Manfredi

/s/ Peter Novak	Director	March 8, 2010
Peter Novak

/s/ Thomas Snyder	Director	March 5, 2010
Thomas Snyder