Form 10-Q
period 2010-03-31
ENER1 INC
filed 2010-05-10
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of May 6, 2010
Common Stock, par value $0.01 per share	125,680,653

 ENER1, INC.

Form 10-Q for the Quarter Ended March 31, 2010

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$7,646	$14,314
Restricted cash	4,547	3,668
Accounts receivable, net of allowance of $875 and $865	8,306	6,350
Grant receivable, including unbilled receivables of $2,832 and $-0-	12,828	-
Inventories, net of provision for obsolescence of $1,950 and $1,296	15,525	10,415
Deferred financing costs, net of amortization of $323 and $177	2,384	268
Prepaid expenses and other current assets	4,404	2,020
Total current assets	55,640	37,035

Property and equipment, net of accumulated depreciation of $9,911 and $8,340	90,393	52,903
Intangible assets, net of accumulated amortization of $3,290 and $2,736	12,746	13,230
Investment in unconsolidated entity	24,929	19,177
Goodwill	52,086	51,019
Other	1,247	1,043
Total assets	$237,041	$174,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$48,914	$14,268
Income taxes payable	340	329
Deferred grant proceeds, current portion	100	-
Convertible line of credit and accrued interest due to related party, net of discounts of $1,212 and $1,965	16,560	10,516
Short term borrowings	23,243	13,001
Capital lease obligation, current portion	2,651	2,372
Total current liabilities	91,808	40,486

Deferred income tax liabilities	373	402
Derivative liabilities	7,215	6,871
Deferred grant proceeds, less current portion	18,863	-
Long term borrowings	4,422	4,282
Other long-term liabilities	4,239	4,367
Total liabilities	126,920	56,408

Commitments and contingencies

Stockholders' Equity
Common stock, $0.01 par value, 175,714,286 shares authorized, 125,569,494 and 124,375,196 issued and outstanding	1,256	1,245
Paid in capital	457,597	451,592
Accumulated other comprehensive income	6,409	4,860
Accumulated deficit	(356,842)	(341,505)
Total Ener1, Inc. stockholders' equity	108,420	116,192
Noncontrolling interests	1,701	1,807
Total stockholders' equity	110,121	117,999
Total liabilities and stockholders' equity	$237,041	$174,407

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2010	2009
Net sales	$10,975	$8,192
Cost of sales	9,828	6,803
Gross profit	1,147	1,389

Operating expenses:
General and administrative	5,229	4,617
Research and development, net	9,866	6,262
Grant proceeds recognized	(28)	-
Depreciation and amortization	1,349	1,108
Total operating expenses	16,416	11,987

Loss from operations	(15,269)	(10,598)

Other income (expense):	(178)	3,366

Loss before income taxes	(15,447)	(7,232)
Income tax expense	16	37

Net loss	(15,463)	(7,269)
Net income (loss) attributable to noncontrolling interests	(126)	39

Net loss attributable to Ener1, Inc.	$(15,337)	$(7,308)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.12)	$(0.06)

Diluted	$(0.13)	$(0.08)

Weighted average shares outstanding
Basic	124,904	113,470

Diluted	124,968	113,484

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

			Accumulated
			Other			Total
	Common	Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Capital	Income (Loss)	Deficit	Interests	Equity
Balance at December 31, 2008	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net income (loss)	-	-	-	(7,308)	39	(7,269)
Translation adjustment	-	-	(4,422)	-	(232)	(4,654)
Total comprehensive loss					(193)	(11,923)
Stock option exercises	-	40	-	-	-	40
Shares issued for additional noncontrolling interests	4	1,264	86	-	(1,354)	-
Cumulative effect of change in accounting principle	-	(19,521)	-	6,325	5	(13,191)
Reduction in derivative liability	-	2,679	-	-	-	2,679
Warrants issued to related party as borrowing fees under a line of credit agreement	-	489	-	-	-	489
Stock-based compensation expense	-	1,271	-	-	-	1,271
Balance at March 31, 2009	$1,136	$383,302	$(2,826)	$(297,809)	$1,975	$85,778

Balance at December 31, 2009	$1,245	$451,592	$4,860	$(341,505)	$1,807	$117,999
Comprehensive loss:
Net loss	-	-	-	(15,337)	(126)	(15,463)
Translation adjustment	-	-	1,549	-	20	1,569
Total comprehensive loss					(106)	(13,894)
Shares sold for cash, net of costs	10	4,382	-	-	-	4,392
Stock option and warrant exercises	1	38	-	-	-	39
Reduction in derivative liability	-	297	-	-	-	297
Warrants issued to related party as borrowing fees under a line of credit agreement	-	275	-	-	-	275
Stock-based compensation expense	-	1,013	-	-	-	1,013
Balance at March 31, 2010	$1,256	$457,597	$6,409	$(356,842)	$1,701	$110,121

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended
	March 31,
	2010	2009

Operating activities:
Net loss	$(15,463)	$(7,269)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(1,525)	(3,912)
Non-cash accretion of discounts on debentures and notes	850	-
Non-cash interest expense related to financing costs	536	933
Depreciation and amortization	2,167	1,771
Grant proceeds recognized	(28)	-
Stock-based compensation expense	1,013	1,271
Other non-cash changes	863	(154)
Changes in certain operating assets and liabilities:
Accounts receivable	(2,004)	(336)
Grant receivable related to operating expenses	(306)	-
Inventory	(5,401)	(64)
Accounts payable and accrued expenses	11,608	(3,119)
Changes in current assets, liabilities and other, net	(1,203)	(870)
Net cash used in operating activities	(8,893)	(11,749)

Investing activities:
Capital expenditures and equipment deposits	(16,155)	(5,842)
Grant proceeds received related to capital expenditures	6,469	-
Investment in unconsolidated entity	(5,752)	-
Restricted cash	(747)	743
Other	36	(2)
Net cash used in investing activities	(16,149)	(5,101)

Financing activities:
Proceeds from sale of stock, net of costs	4,392	-
Proceeds from borrowings, related party	5,000	-
Proceeds from borrowings, net of costs	10,573	10,462
Proceeds from exercise of options and warrants	39	40
Repayment of borrowings and capital leases	(1,621)	(494)
Net cash provided by financing activities	18,383	10,008

Effect of exchange rates on cash and cash equivalents	(9)	(120)
Net decrease in cash and cash equivalents	(6,668)	(6,962)
Cash and cash equivalents - beginning balance	14,314	11,229
Cash and cash equivalents - ending balance	$7,646	$4,267

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$-	$6,325
Cumulative effect of change in accounting principle on paid in capital	-	19,521
Reduction in derivative liability	297	2,679
Warrants issued in connection with advances of related party debt	275	489
Warrants issued in connection with short term borrowings	2,166	-
Shares issued for the purchase of noncontrolling interest	-	2,597
Borrowings pursuant to capital leases and equipment purchases	422	1,126

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business Overview

Nature of the Business
Ener1, Inc.’s (Ener1, the Company, the Registrant, we, our or us) primary business is designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  The end markets for our products include transportation, stationary power, military applications and small cell markets.  We are developing battery systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  We are also developing this technology for other transportation markets including buses and trucks.  Our Enertech subsidiary specializes in small cell technology and manufactures commercial battery packs, prismatic cells, lithium polymer batteries, and large format cells for automotive applications; Enertech also manufactures electrodes for other battery manufacturers. We also develop and market fuel cells and fuel cell systems, and develop nanotechnology related manufacturing processes and material.

Ener1’s wholly-owned subsidiaries include; (i) EnerDel, Inc. (EnerDel), a Delaware corporation; (ii) EnerFuel, Inc. (EnerFuel), a Delaware corporation; (iii) NanoEner, Inc. (NanoEner), a Florida corporation; (iv) EnerDel Japan, Inc. (EnerDel Japan), a Japanese corporation; (v) Ener1 Battery Company (Battery Company), a Florida corporation; and (vi) Ener1 Europe, S.A.S. (Ener1 Europe), a French corporation.  As of March 31, 2010, Ener1 held an 89% interest in Enertech International, Inc. (Enertech), a Korean corporation.  Enertech has a wholly owned subsidiary, Emerging Power, Inc., a New Jersey corporation.

At March 31, 2010, the Company has negative working capital of $36.2 million primarily due to the substantial increase in accounts payable related to the purchase of production equipment, which is partially funded under a grant from the U.S. Department of Energy (DOE).    Under the grant, we receive one incentive dollar for each dollar we spend of our own funds on qualifying capital expenditures and other costs.

In March 2010 we secured a $15 million credit facility to provide a portion of the initial funding of our share of the capital expenditures, and we intend to raise additional capital, either through convertible debt, preferred stock, common stock or other public or private financings available to us, to fund our share of the capital expenditures under this grant program and provide additional working capital to the Company.  The pricing, dilution, terms and conditions and availability of such funds are subject to market conditions, but we believe sufficient funding will be available to the Company to fund our capital expenditure program and operations during 2010.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with these interim consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation
Our consolidated financial statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries.  Amounts attributable to the noncontrolling interests held by third parties in the operating results and financial position of Enertech, our majority-owned subsidiary are reported as a component of stockholders’ equity separate from Ener1’s equity.  Intercompany transactions and balances are eliminated in consolidation.

We account for our investment in Think Holdings, AS, a Norwegian limited liability company (Think Holdings) over which we exercise significant influence but do not exercise control using the cost method because the form of our investment is not deemed to be equivalent to common stock for accounting purposes.

Certain amounts for 2009 have been reclassified to conform to the 2010 presentation.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Foreign Currencies
Subsidiaries located outside the United States of America use the local currency as the functional currency. We translate assets and liabilities denominated in foreign currencies using exchange rates in effect at the balance sheet date and equity accounts at historical exchange rates.  We translate revenues and expenses using average exchange rates during the period.  Translation adjustments resulting from this process are shown as a separate component of accumulated other comprehensive income within stockholders’ equity.  Foreign currency transaction gains and losses are reported in other income (expense) in the statements of operations.

Use of Estimates
Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that may affect reported amounts presented and disclosed in our consolidated financial statements.  Significant estimates and assumptions used in the presentation of these consolidated financial statements require the exercise of judgment and are used to account for, among other things; revenue recognition and related allowances; derivative liabilities; inventories; impairments of long-lived assets including intangible assets; impairments of goodwill; income taxes including the valuation allowance for deferred tax assets; valuation of long-lived assets; research and development; contingencies and litigation; as well as stock-based payments; warrants; valuation of beneficial conversion feature, if any, on convertible securities; and other financing matters. Due to the inherent uncertainty involved in making these estimates and assumptions, actual results reported in future periods may be different from the results reported based on these estimates.

Note 2 – New Accounting Pronouncements

Recently Adopted Accounting Pronouncements
On January 1, 2010, we adopted new accounting guidance for the consolidation of variable interest entities which requires us to determine whether our variable interest gives us a controlling financial interest in a variable interest entity.  This new standard has broad implications and may affect how we account for the consolidation of equity method investments and other agreements and purchase arrangements.  Under this revised guidance, more entities may meet the definition of a variable interest entity.  We have evaluated our investments in entities that may fall within the scope of this amended guidance and determined that we are not required to consolidate our investments in any additional entities.  As a result, the adoption of this standard did not have a material impact on our financial statements.

In January 2010, we adopted accounting guidance that amends the disclosure requirements related to fair value measurements requiring new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured based on quoted prices in active markets for identical assets or liabilities) and Level 2 (assets and liabilities measured using significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Effective January 1, 2011 we will adopt the guidance contained in this amendment, which requires a rollforward of activities regarding purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our financial statements.

In January 2010, we adopted new accounting guidance that clarifies the scope of the noncontrolling interests standard to provide for consistency in the treatment of partial sales and deconsolidation events.  The Financial Accounting Standards Board (FASB) broadened the scope of the new guidance to include groups of assets that are businesses or nonprofit activities.  Under this amendment more disposal transactions will be subject to the full gain and loss recognition requirements in the consolidation guidance.  We have retroactively applied this new guidance to January 1, 2009, evaluated all transactions that fall within the scope of this amended guidance and determined that the adoption of this standard did not have a material impact on our financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Supplemental Financial Information

Grant Receivable and Deferred Grant Proceeds
In August 2009, we were awarded a grant of $118.5 million under the Automotive Battery Manufacturing Initiative (ABMI), which is administered by the DOE.  The proceeds from the grant are being used primarily to purchase production equipment in 2010 and subsequent periods, to maximize production capacity at our existing facilities and to establish and equip an additional manufacturing facility in Mt. Comfort, Indiana.  Under the ABMI grant, we receive one incentive dollar for each dollar we spend of our own funds.

ABMI grant proceeds related to the purchase of assets are recorded as deferred grant proceeds and recognized as a reduction of operating expenses over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge.  We begin depreciating a purchased asset on the date the asset is placed in service.  ABMI grant proceeds used to pay operating expenses are recorded as a reduction of research and development expenses and totaled approximately $468,000 during the three months ended March 31, 2010.

Inventories
The following table presents the components of inventories (in thousands):

	March 31,	December 31,
	2010	2009

Raw materials and supplies	$9,073	$5,090
Work in process	1,551	1,164
Finished goods	6,851	5,457
	17,475	11,711
less: provision for obsolescence	(1,950)	(1,296)
	$15,525	$10,415

The Company establishes reserves for obsolete or slow-moving inventory based on management’s analysis of inventory levels and future sales forecasts at the end of each accounting period.

Deferred Financing Costs
On March 23, 2010, Ener1 entered into a Credit Agreement with Credit Suisse AG, Cayman Islands Branch (Credit Suisse), as lender, under which Ener1 is able to borrow up to $15.0 million for general corporate purposes (the Credit Facility).  Amounts drawn under the Credit Facility become due and payable in full on June 23, 2010 and bear interest, payable monthly, at the London Interbank Offering Rate (LIBOR) plus 5% per annum.  Commitment fees and legal fees associated with closing the Credit Facility totaling approximately $273,000 have been recorded as deferred financing costs.

In addition, in connection with the Credit Facility, Ener1 issued to Credit Suisse warrants to purchase up to 1,046,511 shares of Ener1 common stock at an exercise price of $4.30 per share.  The warrants are immediately exercisable and expire on March 23, 2012.  Ener1 used a Black-Scholes pricing model to value the warrants and the fair value of $2.2 million has been recorded as deferred financing costs.  See Note 6, Derivative Instruments and Fair Value of Financial Instruments.

Total financing costs incurred of approximately $2.4 million are being amortized to interest expense over the term of the Credit Facility.  Financing costs of approximately $190,000 were expensed during the period ended March 31, 2010 and the remaining $2.2 million will be expensed during the quarter ending June 30, 2010.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Prepaid Expenses
On March 23, 2010, Ener1 entered into an Engagement Letter with Credit Suisse for advisory services that obligates Ener1 to offer Credit Suisse the lead role in any future public offerings of Ener1 securities and entitles Credit Suisse to receive minimum fees of $1.8 million prior to September 23, 2011.  This minimum fee is payable whether or not Ener1 undertakes a public offering.

Property and Equipment
The components of property and equipment were as follows (in thousands, except useful life data):

	Useful life	March 31,	December 31,
	(in years)	2010	2009

Land		$2,147	$2,091
Building and building improvements	30 - 39	5,852	5,704
Machinery and equipment	5 - 10	35,886	33,884
Office equipment, furniture and other	3 - 7	3,105	2,999
Leasehold improvements	1 - 10	9,925	9,929
Construction in progress	n/a	43,389	6,636
		100,304	61,243
less: accumulated depreciation		(9,911)	(8,340)
		$90,393	$52,903

Construction in progress includes equipment not yet placed in service and deposits for equipment being constructed by third parties specifically for our use.  Depreciation on these assets will commence when the assets are placed in service.

Depreciation expense for the periods ended March 31, 2010 and 2009 was approximately $1.6 million and $1.3 million, respectively.  Assets recorded under capital leases were approximately $8.1 million and $7.7 million at March 31, 2010 and December 31, 2009, respectively.

Intangible Assets
The components of intangible assets were as follows (in thousands, except useful life data):

	Useful	As of March 31, 2010			As of December 31, 2009
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net

Patented and unpatented technology	10	$13,908	$(2,268)	$11,640	$13,905	$(1,920)	$11,985
Electric vehicle battery technology	4.2	1,174	(399)	775	1,137	(318)	819
Customer relationships	2.2	954	(623)	331	924	(498)	426
		$16,036	$(3,290)	$12,746	$15,966	$(2,736)	$13,230

Certain intangible assets are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets.  During the period ended March 31, 2010, the carrying amounts of certain intangible assets were adjusted as a result of foreign currency translations.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible asset amortization expense was approximately $526,000 and $491,000 for the periods ended March 31, 2010 and 2009, respectively.  The following table reflects the estimated future amortization expense related to intangible assets as of March 31, 2010 (in thousands):

Year Ended December 31,

2010	$1,538
2011	1,658
2012	1,637
2013	1,384
2014	1,363
Thereafter	5,166

$12,746

Goodwill
Goodwill represents the difference, if any, between the purchase price and the fair value of the net assets acquired in a business combination.  During the three months ended March 31, 2010, goodwill was adjusted as a result of foreign currency translations totaling approximately $1.1 million due to fluctuations in the Korean Won, the local currency of Enertech, which the Company acquired in October 2008.

Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Accounts payable	$39,954	$9,847
Customer advances	3,719	1,130
Accrued financing fee	1,800	-
Accrued compensation and benefits	1,647	1,376
Accrued other	1,794	1,915
	$48,914	$14,268

The accounts payable balance at March 31, 2010 includes approximately $21.9 million related to equipment purchases made under the ABMI grant.  The accrued financing fee represents minimum fees for advisory services payable by Ener1 to Credit Suisse under an engagement letter obligating Ener1 to offer Credit Suisse the lead role in any future public offerings of Ener1 securities and entitling Credit Suisse to receive minimum fees of $1.8 million prior to September 23, 2011.  This minimum fee is payable whether or not Ener1 undertakes a public offering.

Other Long-Term Liabilities
The components of other long-term liabilities were as follows (in thousands):

	March 31,	December 31,
	2010	2009

Capital lease obligations	$2,276	$2,701
Severance benefits at foreign subsidiary	1,177	1,007
Convertible bonds	397	385
Refundable government grants	389	274
Other long-term liabilities	$4,239	$4,367

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Bonds
On January 25, 2008, Enertech issued convertible bonds with an aggregate principal amount of $9.2 million maturing on January 25, 2013 (Enertech Convertible Bonds).  Interest accrues on the Enertech Convertible Bonds at 8.5% per annum and is payable at maturity.  Prior to December 2012, principal due under the bonds may be converted by the holder into shares of Enertech common stock at a fixed conversion price of 750 Korean Won per share.  Upon conversion, the principal amount to be converted is translated from United States Dollars to Korean Won, using the exchange rate in effect on the date of conversion.

Ener1 acquired 96% of the principal amount of the Enertech Convertible Bonds in October 2008 in connection with Ener1’s acquisition of Enertech.  In December 2009, Ener1 converted $6.9 million of the outstanding principal of the Enertech Convertible Bonds into shares of Enertech common stock.  As of March 31, 2010, approximately $2.3 million in principal and accrued interest of the Enertech Convertible Bonds was outstanding and is convertible into up to 2,822,915 shares of Enertech common stock.  We owned approximately 84% of the outstanding principal balance of the Enertech Convertible Bonds at March 31, 2010 and have eliminated the principal and related accrued interest in consolidation.

Note 4 – Earnings per Share

Net loss per share - basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is calculated by reflecting the potential dilution that occurs if options or warrants are exercised or convertible debt is converted into common stock and the effect of the exercise or conversion on the net loss per share.  In addition, in calculating net loss per share-diluted we assume in-the-money warrants containing dilution protection features are exercised, which decreases the gain on derivative and, as a result, increases the net loss per share-diluted.  Following is a reconciliation of net loss attributable to Ener1 and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Net loss for basic loss per share	$(15,337)	$(7,308)
Adjustment for derivative gain	(1,521)	(2,325)
Net loss for diluted loss per share	$(16,858)	$(9,633)

Weighted average number of common shares outstanding:
Basic	124,904	113,470
Effect of dilutive securities:
Certain warrants	64	14
Diluted	124,968	113,484

Loss per common share attributable to Ener1, Inc.:
Basic	$(0.12)	$(0.06)
Diluted	$(0.13)	$(0.08)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 5 – Other Income (Expenses)

The components of other income (expense) were as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Other income (expenses):
Interest expense	$(2,002)	$(1,317)
Gain on derivative liabilities	1,525	3,912
(Loss) gain on foreign currency transactions	(50)	671
Other	349	100
Total other income (expenses)	$(178)	$3,366

Note 6 - Derivative Instruments and Fair Value of Financial Instruments

Derivative Instruments
We issued freestanding warrants in connection with capital raising activity during 2004 and 2005 that contained dilution protection features requiring exercise price adjustments if we issued securities deemed to be dilutive to the warrants (2004 Warrants and 2005 Warrants, respectively). Prior to January 1, 2009, these warrants were classified in equity.  After evaluating the application of US GAAP, the 2004 Warrants and 2005 Warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as a derivative liability.

In March 2010, in connection with the Credit Facility, we issued warrants to Credit Suisse (Credit Suisse Warrants) that contain dilution protection features requiring increases in the number of shares issuable under the warrants if we issue securities that are deemed to be dilutive to the warrants.

In accordance with applicable accounting guidance, the conversion feature of the Enertech Convertible Bonds was bifurcated and recorded as a derivative liability on January 1, 2009.   As foreign currency rates fluctuate, the number of shares of Enertech stock to be issued upon conversion fluctuates.

We record the fair value of derivative instruments in our consolidated balance sheet and reflect the changes in fair value as gain or loss on derivative liabilities.  Our derivative instruments are not designated as hedging instruments.

Lattice Valuation Model

Freestanding Warrants
We valued the 2004 Warrants and 2005 Warrants using a lattice valuation model, for which management understands the methodologies, with the assistance of a valuation consultant. This model incorporates factors such as the price of Ener1’s common stock, contractual terms of the warrants, expiration date of the warrants, and risk-free interest rates, as well as assumptions about future financings by Ener1, volatility of Ener1 common stock, and warrant holder behavior on key dates, including warrant exercise dates and period end reporting dates.  These assumptions are reviewed quarterly and are subject to change.  Changes to these assumptions could materially affect management’s estimate of the fair value of the 2004 Warrants and 2005 Warrants.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the period ended March 31, 2010, certain 2005 Warrants were exercised and certain 2005 Warrants expired.  On the respective exercise or expiration dates, these 2005 Warrants were no longer treated as derivative liabilities.  The fair value of the derivative liability associated with the 2005 Warrants that were exercised was marked to market on the date of exercise and a gain or loss on derivative liability was recorded, as applicable.  The balance of the derivative liability associated with these 2005 Warrants that were exercised of $297,000 was recorded as a contribution to paid in capital on the date of exercise.

Our management estimates that the fair value of the derivative liability associated with the 2004 Warrants and the 2005 Warrants that remain outstanding as of March 31, 2010 is approximately $4.8 million.  Some of the key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 65% and assumptions that holders of the 2005 Warrants will exercise the warrants when Ener1’s common stock price is 150% of the exercise price and holders of the 2004 Warrants will exercise the warrants when Ener1’s common stock price is 200% of the exercise price.

Black-Scholes Valuation Model

Freestanding Warrants
We use a Black-Scholes pricing model to determine the fair value of the Credit Suisse Warrants.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.  The fair value of the warrants on key dates, including the issuance date and period end reporting dates was estimated using the following inputs:

	Volatility	Interest Rate	Stock Price	Term in Years

March 23, 2010	84.9%	1.0%	$4.44	2.0
March 31, 2010	85.0%	1.0%	$4.73	2.0

Based on these inputs, the derivative liability associated with the Credit Suisse warrants, as of March 31, 2010, was $2.4 million and the loss on derivative liability for the period ended March 31, 2010 was approximately $220,000.

Enertech Convertible Bonds
We use a Black-Scholes pricing model to determine the fair value of the Enertech Convertible Bonds.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.  Because the bonds are convertible into shares of Enertech common stock, stock prices were estimated using the average stock price of four comparable Korean companies which operate in the same industry and are similar in size to Enertech, with a 30% liquidity discount.  Volatility was estimated using the average volatility of the common stock of the same four comparable Korean companies.  Interest rates represent the Korean government bond rate for securities with a maturity that approximates the estimated expected life of the Enertech Convertible Bonds.

The fair value of the Enertech Convertible Bonds on period end reporting dates was estimated using the following inputs:
	Volatility	Interest Rate	Stock Price	Term in Years

December 31, 2009	61.2%	4.9%	$0.43	3.1
March 31, 2010	60.7%	4.5%	$0.42	2.8

We own a percentage of the outstanding principal balance of the convertible bonds and as a result have eliminated 90% of the related derivative liability and the gain on derivative liability in consolidation.  Based on these assumptions, the remaining derivative liability as of March 31, 2010 is $25,000 and the gain on derivative liability for the period ended March 31, 2010 was approximately $4,000.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 liabilities as of March 31, 2010 consist of the 2004 Warrants, 2005 Warrants, Credit Suisse Warrants and Enertech Convertible Bonds.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value during the period ended March 31, 2010 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrant derivative	$7,190	$-	$-	$7,190	$7,190
Convertible bond derivative	25	-	-	25	25

Total Derivative Liabilities		$-	$-	$7,215	$7,215

Level 3 Valuation Techniques
Financial assets are considered Level 3 assets when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

			Total
		Convertible	Derivative
	Warrants	Bonds	Liabilities

Balance, January 1, 2010	$6,842	$29	$6,871
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(1,521)	(4)	(1,525)
Included in stockholders' equity	(297)	-	(297)
Purchases, issuances and settlements	2,166	-	2,166
Balance, March 31, 2010	$7,190	$25	$7,215

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Enertech has derivative instruments for managing exposure to foreign currency primarily to hedge against the foreign exchange risk arising from accounts receivable from domestic subsidiaries.  These derivative instruments are measured at fair value as they are not designated as hedges based on the criteria established under US GAAP, and gains or losses from changes in the fair value are recognized in earnings.

Note 7 – Short-Term and Long-Term Borrowings

Short-term borrowings
Short-term borrowings consist of the following (in thousands):

		March 31,	December 31,
	Interest rate	2010	2009

Credit facility	LIBOR + 5%	$11,000	$-
Trade financing	6.24% ~ 6.98%	11,109	10,391
Letters of credit	3.35% ~ 4.86%	634	881
Line of credit	7.85%	500	700
Payment plan	n/a	-	1,029
		$23,243	$13,001

The Credit Facility is denominated in United States Dollars and the total amount available is $15.0 million, of which $11.0 million was outstanding at March 31, 2010 and $15.0 million was outstanding at April 14, 2010.  The amount outstanding of $15.0 million is payable in full on June 23, 2010.  In connection with the Credit Facility, Ener1 and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, pursuant to which (i) certain collateral, including Ener1’s ownership interest in EnerDel and Think Holdings AS, was pledged as security for repayment of amounts borrowed and (ii) such subsidiaries guaranteed Ener1’s obligations under the Credit Facility.

The trade financing agreements and letters of credit are denominated in Korean Won and the total amount available at March 31, 2010 was approximately $17.7 million of which $11.7 million was outstanding, based on the period end exchange rate of 1,130.80 Korean Won per United States Dollar.  The amounts are scheduled for repayment at various times throughout 2010.

Emerging Power, Inc., Enertech’s subsidiary, has a $1.0 million line of credit with a commercial bank that is denominated in United States Dollars.   At March 31, 2010 $0.5 million was outstanding under this line of credit.  The loan is scheduled to mature on May 28, 2010.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the trade financing agreements, letters of credit and line of credit.

Long-term borrowings
Long-term borrowings consist of an equipment loan denominated in Korean Won.  The total amount outstanding at March 31, 2010 was approximately $4.4 million.  The loan bears interest at 7.85% and matures in October 2011.  Certain bank deposits, land and buildings are pledged as collateral to guarantee payment.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 – Sales of Common Stock

In January 2010, we entered into an Open Market Sale Agreement (Open Market Sale Agreement) with Jefferies & Company, Inc. (Jefferies), engaging Jefferies to sell, on our behalf, shares of Ener1 common stock with an aggregate sales price of up to $60.0 million. Sales of the shares are executed by means of ordinary brokers’ transactions on the Nasdaq Global Market at market prices, privately negotiated transactions, crosses or block transactions.  Under the terms of the Open Market Sale Agreement, we could also sell shares to Jefferies as a principal for its own account at a price agreed upon at the time of sale.  The compensation to Jefferies for sales of common stock sold pursuant to the Open Market Sale Agreement is 3.0% of the gross proceeds of the sales price per share.

We began selling shares under the Open Market Sale Agreement in February 2010 and through March 31, 2010 we sold 1,036,555 shares for an aggregate of $4.6 million, at an average price of $4.42 per share.  After deducting fees and expense of $193,000, we received net proceeds of $4.4 million from the sale of these shares.

To date, through May 6, 2010, we have sold a total of 1,147,457 shares for an aggregate of $5.1 million, at an average price of $4.40 per share.  After deducting fees and expenses of approximately $207,000, we received net proceeds of $4.8 million from the sale of these shares.

Note 9 – Stock-Based Compensation

At March 31, 2010, we had seven active stock-based compensation plans which provide for the granting of incentive and non-incentive stock options, restricted stock and bonuses to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option exercise price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

Performance options are earned based on achievement of specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met.  These options usually vest one-third per year over a three year period, but cannot be exercised unless the options are both earned and vested.  We also award incentive options from time to time which generally vest over a three year period.  Compensation expense is recorded on a straight-line basis over the vesting periods and is based on the amount of awards expected to be earned and vested.

We grant restricted stock from time to time to certain employees.  The restrictions usually lapse over a period of one to three years provided the recipient remains an employee of the Company.  Compensation expense is determined at the grant date, based on the closing price of our common stock, and is recorded on a straight-line basis over the restriction period.

Compensation expense (net of estimated forfeitures) related to our stock-based compensation plans for the periods ended March 31, 2010 and 2009 was approximately $1.0 million and $ 1.3 million, respectively.  The total unrecognized compensation expense (net of estimated forfeitures) related to non-vested awards is approximately $2.9 million and is expected to be expensed in future years as follows (in thousands):

	2010	2011	2012	2013	Total

Unrecognized compensation expense	$1,495	$1,114	$313	$1	$2,923

If there are any modifications or cancellations of the underlying non-vested awards, we may be required to accelerate, increase or cancel any remaining unearned compensation expense. Future compensation expense and unrecognized compensation expense may increase to the extent that additional equity awards are granted.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the activity in our stock option plans is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, December 31, 2009	4,473,660	$3.80	4.0	$11,840,919

Granted	20,000	$3.80
Exercised	(49,124)	2.83
Forfeited or expired	(159,500)	4.99
Balance, March 31, 2010	4,285,036	$3.77	3.7	$6,419,604

Exercisable, March 31, 2010	3,408,593	$3.39	3.6	$5,739,361

The intrinsic value of options exercised during the periods ended March 31, 2010 and 2009, was approximately $138,000 and $105,000, respectively.

The weighted average fair value of non-vested options and restricted stock during the period ended March 31, 2010 is as follows:

		Weighted
		average
	Options	fair value

Non-vested, January 1, 2010	1,296,465	$3.71

Granted	20,000	3.80
Vested	(280,522)	4.61
Forfeited	(159,500)	4.99
Non-vested, March 31, 2010	876,443	$4.09

		Weighted
	Restricted	average
	Stock	fair value

Non-vested, January 1, 2010	40,000	$6.19

Granted	140,000	3.80
Vested	(10,000)	4.05
Non-vested, March 31, 2010	170,000	$4.35

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following key assumptions:

2010
Expected term	4 yrs
Risk free interest rate	1.30%
Expected volatility	91.20%
Expected dividend yield	0%

Expected term
The expected term represents the period over which the stock options are expected to be outstanding. It has been determined using the “simplified method” described in Staff Accounting Bulletin No. 110, which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

Risk-free interest rate
The risk-free interest rate assumption is based on the implied yield currently available on United States treasury bonds with a remaining term equivalent to the expected term of the stock options.

Expected volatility
The expected volatility assumptions are based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control.  We determined that share prices prior to January 2002 do not reflect the ongoing business valuation of our current operations.

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes stock option information for options outstanding at March 31, 2010:

	Options Outstanding
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	832,631	1.8	$1.60	$2,685,836
$2.10 - $4.20	1,900,546	4.4	2.80	3,733,768
$4.83 - $4.90	480,644	3.1	4.90	-
$5.18 - $6.79	869,071	4.5	6.51	-
$7.15 - $7.63	202,144	3.5	7.33	-
Totals	4,285,036	3.7	$3.77	$6,419,604

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes stock option information for options exercisable at March 31, 2010:

	Options Exercisable
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	789,696	1.8	$1.60	$2,551,888
$2.10 - $4.20	1,656,735	4.3	2.71	3,187,473
$4.83 - $4.90	363,712	3.1	4.90	-
$5.18 - $6.79	483,449	4.8	6.57	-
$7.15 - $7.63	115,001	3.4	7.42	-
Totals	3,408,593	3.6	$3.39	$5,739,361

Note 10 - Warrants

A summary of the activity for warrants, all of which are currently exercisable, is as follows:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, January 1, 2010	27,607,246	$4.23	2.2	$75,389,036

Granted	1,296,511	5.06
Exercised	(714,287)	5.39
Expired	(98,826)	5.39
Balance, March 31, 2010	28,090,644	4.23	2.0	$44,492,911

The fair value of each warrant granted during the first quarter of 2010 was estimated on the date of the grant using the Black-Scholes option pricing model with the following key assumptions:

2010
Expected term (in years)	2
Risk free interest rate	0.91% - 1.02%
Expected volatility	84% - 89%
Dvidend yield	0%

Expected term
The expected term represents the period over which the warrants are expected to be outstanding.

Risk-free interest rate
The risk-free interest rate assumption is based on the implied yield currently available on United States treasury bonds with a remaining term equivalent to the expected term of the warrants.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Expected volatility
The expected volatility assumptions are based upon the weekly closing stock price of Ener1’s common stock since January 2002, when Ener1 underwent a change in control.  We determined that share prices prior to January 2002 do not reflect the ongoing business valuation of our current operations.

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes warrant information for warrants outstanding, all of which were exercisable at March 31, 2010:

	Warrants Outstanding and Exercisable
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	2.0	$2.31	$44,042,911
$4.83 - $5.95	2,250,327	1.8	4.80	450,000
$7.50 - $8.88	7,058,217	1.8	8.08	-
$10.50 - $17.57	615,388	4.1	14.62	-
	28,090,644	2.0	$4.23	$44,492,911

Note 11 – Noncontrolling Interests

The following table reconciles equity attributable to the noncontrolling interests related to Enertech, our majority-owned subsidiary (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Balance, beginning of period	$1,807	$3,517
Net income (loss) attributable to noncontrolling interests	(126)	39
Translation adjustments	20	(232)
Reduction in noncontrolling interests	-	(1,354)
Cumulative effect of change in accounting principle	-	5
Balance, end of period	$1,701	$1,975

In April 2010, we made a cash contribution to Enertech of approximately $7.3 million, which increased our ownership interest to 93%.  We have agreed to invest an additional $5.0 million in July 2010, which will increase our ownership interest to approximately 94%.

Enertech has a share-based compensation plan in which stock options to purchase Enertech common stock are granted to Enertech’s directors and employees who have contributed to Enertech’s operations.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 – Related Party Transactions

Investment in Unconsolidated Entity
On August 24, 2009, we entered into a Securities Investment and Subscription Agreement (SISA) with Think Holdings, the majority owner of Think Global, AS (Think Global), a Norwegian electric car manufacturer and a customer of EnerDel.  As of March 31, 2010, Ener1 had fulfilled its obligations under the SISA to purchase 10,826,640 shares of Series B Convertible Preferred Stock (Series B Stock) for approximately $18.8 million.

As of March 31, 2010, we owned approximately 32% of Think Holdings on a fully diluted basis, which assumes the conversion and exercise of all outstanding dilutive securities.  In accordance with applicable accounting standards, we have accounted for this investment under the cost method as the Series B Stock is not considered to be equivalent to common stock for accounting purposes.

On May 5, 2010, we agreed to purchase approximately 7,500,000 shares of Series B Stock from Think Holdings for approximately $12.5 million pursuant to a second Securities Investment and Subscription Agreement (Second SISA) offering by Think Holdings of up to approximately 30,000,000 shares of Series B Stock.  It is anticipated that the purchase will occur in one or more closings.  We anticipate that the shares of Series B Stock will be purchased during the quarter ending June 30, 2010.  In April 2010, we also made a $1.5 million short-term working capital loan to Think Holdings.

Investors who purchase shares of Series B Stock under the Second SISA may put their Series B Stock to Ener1 in consideration for shares of Ener1 common stock.  The put price for one share of Series B Stock is $1.67.  The Ener1 common stock issued in consideration for a put will be valued based on the preceding 15 day volume weighted average price of Ener1 common stock, with a floor of $4.00 per share.  Investors will have one year to exercise their put right and, upon exercise, would receive unregistered shares of Ener1 common stock.  Ener1 will use commercially reasonable efforts to register the resale of the Ener1 shares, if the investors are not able to resell such shares under Rule 144.  Any investor who exercises its put right must assign to Ener1 50% of the warrants to purchase Series B Stock in Think Holdings that the investor received under the Second SISA.  The total amount of Ener1 common stock issuable upon exercise of the put right is capped at $27.5 million.  We are currently evaluating the impact the put right may have on our financial statements.

Convertible Line of Credit
At March 31, 2010, Bzinfin, S.A., (Bzinfin) owned 68.5% of the common stock of Ener1 Group, Inc., which owned approximately 51% of our outstanding common stock as of March 31, 2010.  In February 2010, we borrowed an additional $5.0 million under an existing line of credit extended by Bzinfin and, in accordance with the terms of the credit agreement, issued to Bzinfin warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of the warrants of $0.3 million was recorded as a reduction in proceeds and will be accreted to interest expense over the remaining five-month term of the agreement which matures on July 1, 2010.

The components of the convertible line of credit balance as of March 31, 2010 are as follows (in thousands, except warrants):

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Line of Credit

Proceeds from advances	$16,750
Beneficial conversion feature, net	(979)
Fair value of warrants, net	(233)
Accrued interest payable at maturity	1,022
Balance, March 31, 2010	$16,560

Warrants issued	325,000

Fair value of warrants	$502

The following summarizes the accretion of debt discount to interest expense during the period ended March 31, 2010 (in thousands):

	Beneficial	Fair
	Conversion	Value of
	Feature	Warrants
Original discount	$2,816	$502
Accreted to interest expense	(1,837)	(269)
Balance, March 31, 2010	$979	$233

The unamortized balance at March 31, 2010 will be accreted to interest expense during the three months ending June 30, 2010.

Note 13 - Segments

Operating segments are designed to allocate resources internally and provide a framework for management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer.

We have identified three reportable operating segments: battery, fuel cell and nanotechnology.  The battery business develops and manufactures high-performance, rechargeable lithium-ion batteries and battery systems for energy storage. The end markets for our products include transportation, stationary power, military applications and small cell markets.  We are developing battery systems to power the next generation of HEVs, PHEVs and EVs.  We are also developing this technology for other transportation markets including buses and trucks.  The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price.  The accounting policies of the segments are the same as those described in the Basis of Presentation.

The following table provides summarized financial information regarding our reportable operating segments (in thousands):

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
Net sales:
Battery	$10,879	$8,147
Fuel Cell	59	(10)
Nanotechnology	-	-
Unallocated	37	55
Total Net Sales	$10,975	$8,192

Corporate allocations:
Battery	$2,931	$2,653
Fuel Cell	228	282
Nanotechnology	60	109
Corporate	(3,219)	(3,044)
	$-	$-

Net income (loss) attributable to Ener1, Inc.
Battery	$(14,015)	$(9,042)
Fuel Cell	(927)	(932)
Nanotechnology	(276)	(391)
Reconciling amounts	(119)	3,057
Net loss attributable to Ener1, Inc.	$(15,337)	$(7,308)

	March 31,	December 31,
	2010	2009
Assets:
Battery	$200,455	$142,864
Fuel Cell	463	438
Nanotechnology	136	146
Unallocated	35,987	30,959
Total assets	$237,041	$174,407

Corporate allocations represent corporate level activity including, but not limited to, salary and benefits, stock-based compensation, and legal and professional fees which are allocated to each segment on a pro-rata basis.  Reconciling amounts represent corporate level activity not specifically attributed to a segment.

We record proceeds from cost-sharing grants as a reduction of research and development expenses.  Proceeds from grants were $1.3 million and $1.2 million for the periods ended March 31, 2010 and 2009, respectively.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table provides certain segment information by geographic area (in thousands).  Net sales attributed to geographic areas are based on the location where the sale originated.

	Three Months Ended
	March 31,
	2010	2009
Net sales:
U.S.	$7,763	$5,228
South Korea	8,150	7,624
Intersegment transfers	(4,938)	(4,660)
Total net sales	$10,975	$8,192

Net income (loss) attributable to Ener1, Inc.
U.S.	$(13,947)	$(7,416)
South Korea	(1,094)	286
Intersegment transfers	(296)	(178)
Net loss attributable to Ener1, Inc.	$(15,337)	$(7,308)

	March 31,	December 31,
	2010	2009
Assets:
U.S.	$167,496	$111,702
South Korea	69,545	62,705
Total assets	$237,041	$174,407

We are dependent on several large clients for a significant portion of net sales.  Sales from customers accounting for 10% or more of net sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2010		2009
Symbol Technologies, Inc. (Motorola)	$3,124	28%	$1,106	14%
Bren-Tronics	1,445	13%	975	12%
Li-Tec Battery	882	8%	1,426	17%
	$5,451		$3,507

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 – Commitments and Contingencies

Litigation
Ener1 receives communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, product liability claims, and allegations that certain of its products infringe the patent rights of other third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.  As of March 31, 2010, there were no material pending legal proceedings.

Purchase Commitments
Ener1 has outstanding commitments with and submitted purchase order to various suppliers to purchase machinery and equipment.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $36.3 million as of March 31, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward Looking Information
Certain statements in the following Management’s Discussion and Analysis, other than purely historical information, including, without limitation, statements concerning our financial outlook for 2010 and beyond, estimates and projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are all “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended..

These forward-looking statements may be identified by words such as “believe,” “project,” “expect,” “think,” “anticipate,” “strategy,” “intend,” “estimate,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” or similar expressions. You should understand that these forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” in Part II, Item 1A of this Report.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Executive Summary
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

Our primary business is designing, developing and manufacturing high-performance, rechargeable lithium-ion batteries and battery systems for energy storage.  The end markets for our products include transportation, stationary power (including energy storage for utilities and renewable energy such as wind and solar power, in addition to battery backup systems for residential use), military applications and small cell markets.  We are developing systems to power the next generation of hybrid, plug-in hybrid and electric vehicles (HEVs, PHEVs and EVs).  We are also developing this technology for other transportation markets including buses and trucks.  Our Enertech subsidiary specializes in small cell technology and manufactures commercial battery packs, prismatic cells and lithium polymer batteries and large format cells for automotive applications. Enertech also manufactures electrodes for other battery manufacturers.  We develop and market fuel cells and fuel cell systems, and develop nanotechnology related manufacturing processes and materials.

Our goal is to become the leading United States-based developer and manufacturer of advanced, safe, high-performance lithium-ion battery systems for EVs, HEVs, and PHEVs, and for non-automotive, stationary power and military markets.  Our intention is to supply our products to the transportation and stationary power markets in North America, Europe and Asia and the military markets in the United States.  We initially plan to manufacture and assemble our batteries in our United States-based Indianapolis and Korea-based plants, and to increase our global production capacity of cells as required.  Ultimately, we envision a hub-and-spoke model for manufacturing and distribution, basing cell manufacturing in our Indianapolis and Korean facilities and locating pack assembly closer to our customers to reduce transportation expense.

Under our 2010 capital expansion strategy, we intend to spend $63.0 million during the year at our Indiana facility and $12.0 million at our Korea facility to increase our cell and battery pack production capacity and reach capacity levels by October 2010 that would enable us to produce the equivalent of 1,000 EV packs per month.  In January 2010, we began utilizing the funds available to us under a $118.5 million federal grant awarded to us by the U.S. Department of Energy (DOE) in August 2009 to execute our 2010 capital expansion strategy.  As of March 31, 2010, we have invested $38.9 million in manufacturing equipment for our new production facility in Mt. Comfort, Indiana, as well as additional equipment and capacity expansion at our existing locations.  Under the terms of the DOE grant, $19.5 million of these costs were funded under the grant and we have received $6.6 million in cash reimbursements as of March 31, 2010.  During April 2010, we received the remaining $12.9 million in cash reimbursements.

In late 2009, our Korean subsidiary Enertech began increasing production of large format cells used in our lithium-ion battery systems while continuing to manufacture small cell batteries, electrodes and other existing products. In April 2010, as part of our 2010 capital expansion strategy, we invested $7.3 million in additional manufacturing equipment and capacity expansion at our existing Enertech facility and we plan to invest an additional $5.0 million in July 2010.

In the beginning of 2010, our domestic subsidiary EnerDel began ramping up its production of EV batteries in preparation for the pending production of the Think City vehicle being manufactured by Think Global.  The battery packs will be assembled in our Indiana facilities and are expected to begin shipping in the second quarter of this year.

We anticipate commencing production of battery packs to be used in the Volvo C30 EV when that vehicle goes into production, currently scheduled for the first quarter of 2011.

We have a pending application for a long-term, low-interest loan between $275 million and $300 million in principal under the Advanced Technology Vehicle Manufacturing Incentive Program (ATVM).  Loan proceeds would be used to increase our battery manufacturing capacity at our Indiana facilities.  The ATVM loan program requires us to match each eighty cents of loan funds with twenty cents of our own investment.  Funds received pursuant to the ATVM loan program are restricted to the purchase of battery production equipment and are subject to terms and conditions for equipment grants by the DOE.

Financial Highlights
In January 2010, we entered into an Open Market Sale Agreement with Jefferies, engaging Jefferies to sell, on our behalf, shares of Ener1 common stock with an aggregate sales price of up to $60.0 million. We began selling shares under the Open Market Sale Agreement in February 2010.  As of March 31, 2010, we sold 1,036,555 shares at an average price of $4.42 per share for net proceeds of $4.4 million, after deducting $193,000 of expenses.  To date, through May 6, 2010, we have sold a total of 1,147,457 shares for an aggregate of $5.1 million, at an average price of $4.40 per share.  After deducting fees and expenses of approximately $207,000, we received net proceeds of $4.8 million from the sale of these shares.

In February 2010, Ener1 participated in the third and final closing under the Securities Investment and Subscription Agreement with Think Holdings, AS, a Norwegian limited liability company (Think Holdings) and purchased 3,360,105 shares of Think Holdings Series B Convertible Preferred Stock (Series B Stock) for approximately $5.8 million, bringing Ener1’s total investment in Series B Stock to 10,826,640 shares for an aggregate purchase prices of approximately $18.8 million.  As of March 31, 2010, we owned approximately 32% of Think Holdings on a fully diluted basis, which assumes the conversion and exercise of all outstanding securities.

On May 5, 2010, Ener1 agreed to purchase approximately 7,500,000 shares of Series B Stock from Think Holdings for approximately $12.5 million pursuant to a second Securities Investment and Subscription Agreement (Second SISA) offering by Think Holdings of up to approximately 30,000,000 shares of Series B Stock.  It is anticipated that the purchase will occur in one or more closings.  We anticipate that the shares of Series B Stock will be purchased during the quarter ending June 30, 2010.  In April 2010, we made a $1.5 million short-term working capital loan to Think Holdings.  Investors who purchase shares of Think Holdings Series B Stock under the Second SISA may put their Series B Stock to Ener1 in consideration for shares of Ener1 common stock.  The put price for one share of Series B Stock is $1.67.  The Ener1 common stock issued in consideration for a put will be valued based on the preceding 15 day volume weighted average price of Ener1 common stock, with a floor of $4.00 per share.  Investors will have one year to exercise their put right and, upon exercise, would receive unregistered shares of Ener1 common stock.  Ener1 will use commercially reasonable efforts to register the resale of the Ener1 shares, if the investors are not able to resell such shares under Rule 144.  Any investor who exercise its put rights must assign to Ener1 50% of the warrants to purchase Series B Stock from Think Holdings that the investor received under the Second SISA.  The total amount of Ener1 common stock issuable upon exercise of the put rights is capped at $27.5 million.

In March 2010, Ener1 entered into a Credit Facility with Credit Suisse as lender, and as of April 14, 2010 borrowed $15.0 million for general corporate purposes.  The funds borrowed are payable in full on June 23, 2010, and bear interest, payable monthly, at the London Interbank Offering Rate (LIBOR) plus 5% per annum.  In addition, Ener1 issued to Credit Suisse warrants to purchase up to 1,046,511 shares of Ener1 common stock at an exercise price of $4.30 per share.  The warrants are immediately exercisable and expire on March 23, 2012.  In connection with the Credit Facility, Ener1 and certain of its subsidiaries entered into a Guarantee and Collateral Agreement with Credit Suisse, pursuant to which (i) certain collateral, including Ener1’s ownership interest in EnerDel and Think Holdings, was pledged as security for repayment of amounts borrowed and (ii) such subsidiaries guaranteed Ener1’s obligations under the Credit Facility.  Commitment fees and legal fees associated with closing the Credit Facility totaled approximately $273,000.

Ener1 also entered into an Engagement Letter with Credit Suisse for advisory services that obligates Ener1 to offer Credit Suisse the lead role in any future public offerings of Ener1 securities and entitles Credit Suisse to receive minimum fees of $1.8 million prior to September 23, 2011.  This minimum fee is payable whether or not Ener1 undertakes a public offering.

Results of Operations
The following information has been derived from the accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 and is presented in thousands.

	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Net sales	$10,975	$8,192	$2,783	34%
Cost of sales	9,828	6,803	3,025	44%
Gross profit	1,147	1,389	(242)	-17%

Operating expenses:
General and administrative	5,229	4,617	612	13%
Research and development, net	9,866	6,262	3,604	58%
Grant proceeds recognized	(28)	-	(28)	n/a
Depreciation and amortization	1,349	1,108	241	22%
Total operating expenses	16,416	11,987	4,429	37%
Loss from operations	(15,269)	(10,598)	(4,671)	44%

Other income (expenses):
Interest expense	(2,002)	(1,317)	(685)	52%
Gain on derivative liabilities	1,525	3,912	(2,387)	-61%
(Loss) gain on foreign currency transactions	(50)	671	(721)	-107%
Other	349	100	249	249%
Total other income (expenses)	(178)	3,366	(3,544)	-105%

Loss before income taxes	(15,447)	(7,232)	(8,215)	114%
Income tax expense	16	37	(21)	-57%
Net loss	(15,463)	(7,269)	(8,194)	113%
Net income (loss) attributable to noncontrolling interests	(126)	39	(165)	-423%
Net loss attributable to Ener1, Inc.	$(15,337)	$(7,308)	$(8,029)

Net sales, Cost of sales and Gross profit
The increase in net sales is primarily due to an increase in EV battery pack prototype sales to various customers of approximately $725,000 and an increase in domestic sales of small cell battery packs to commercial customers of approximately $2.0 million.

Cost of sales increased at a faster rate than net sales increased as a result of start-up costs for EV battery cell production, which totaled approximately $463,000 during the three months ended March 31, 2010. Also included in cost of sales is depreciation expense of approximately $818,000 for the three months ended March 31, 2010, an increase of approximately $253,000 or 45%, primarily due to battery manufacturing and production equipment placed in service in late 2009.

General and administrative expenses
General and administrative expense increased primarily due to an increase in salary and benefits of $625,000 which was partially offset by a decrease in stock-based compensation of $390,000.  Legal and professional fees increased $230,000, of which $218,000 is for investor, government, media and public relations professional services.  Travel and facilities-related expenses increased $114,000.  These increases have been partially offset by a decrease in bad debt expense of $55,000.

Research and development expenses
Research and development expenses increased primarily due to an increase in salaries and benefits of $2.6 million as a result of the increase in our workforce and an increase of $132,000 in stock-based compensation.  Materials and non-capitalized equipment increased $602,000 as production continued to ramp up.  Facilities-related expenses increased approximately $277,000 primarily due to rent and utilities for our Mt. Comfort, Indiana facility, which we commenced leasing in February 2010.  Professional fees increased $56,000 related to legal fees incurred for filing, maintaining and protecting our patents and technology.

We present proceeds from our cost-sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these cost-sharing arrangements were $1.3 million and $1.2 million for the periods ended March 31, 2010 and 2009, respectively.

Grant proceeds recognized
Proceeds from government grants related to asset purchases are recorded as deferred grant proceeds and recognized as a reduction of operating expense over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge.  We begin depreciating a purchased asset on the date the assets are placed in service.  During the three months ended March 31, 2010 we recognized approximately $28,000 in grant proceeds.

Depreciation and amortization
Depreciation expense, included in operating expenses, increased $207,000 as a direct result of the increase in our property and equipment.

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments, as well as debt issuances costs.  The cash and non-cash components of interest expense are (in thousands):
	Three Months Ended
	March 31,		Change
	2010	2009	$	%
Cash	$130	$276	$(146)	-53%
Non-cash	1,872	1,041	831	80%
Total interest expense	$2,002	$1,317	$685	52%

The increase in interest expense is due to the $15.6 million increase in short-term borrowings.  Of the total $1.9 million in non-cash interest expense for the period ended March 31, 2010, $1.4 million or 74% represents the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants issued in connection with debt financing arrangements and the beneficial conversion feature associated with our convertible line of credit.  The remaining estimated future straight-line amortization of these deferred financing costs and debt issuance costs is estimated to be $3.6 million during 2010.

Gain on derivative liabilities
The decrease in gain on derivative liabilities during the three months ended March 31, 2010 is directly related to the expiration of the dilution protection feature contained in certain free standing warrants which expired during the period ended March 31, 2009 and resulted in a gain on derivative liabilities of $2.7 million.

Liquidity and Capital Resources
At March 31, 2010, the Company has negative working capital of $36.2 million primarily due to the substantial increase in accounts payable related to the purchase of production equipment, which is partially funded under a grant from the DOE.  Under the grant, we receive one incentive dollar for each dollar we spend of our own funds on qualifying capital expenditures and other costs.

In March 2010 we secured a $15 million credit facility to provide the initial funding of our share of the capital expenditures, and we intend to raise additional capital, either through convertible debt, preferred stock, common stock or other public or private financings available to us, to fund our share of the capital expenditures under this grant program and provide additional working capital to the Company.  The pricing, dilution, terms and conditions and availability of such funds are subject to market conditions, but we believe sufficient funding is available to the Company to fund our capital expenditure program and operations during 2010.

Cash Flow Summary
The following information has been derived from the accompanying unaudited consolidated financial statements for the three months ended March 31, 2010 and 2009 and is presented in thousands.  Cash and cash equivalents decreased by $6.7 million during the three months ended March 31, 2010. The change in cash and cash equivalents is as follows (in thousands):
	March 31,
	2010	2009

Net loss	$(15,463)	$(7,269)
Non-cash items	3,876	(91)
Increase (decrease) in working capital items	2,694	(4,389)
Operating activities	(8,893)	(11,749)
Investing activities	(16,149)	(5,101)
Financing activities	18,383	10,008
Effects of exchange rates	(9)	(120)
Net decrease in cash and cash equivalents	$(6,668)	$(6,962)
Cash and cash equivalents - beginning balance	14,314	11,229
Cash and cash equivalents - ending balance	$7,646	$4,267

Operating Activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of depreciation and amortization, stock-based compensation and interest expense, which are partially offset by the gain on derivative liabilities.

Net cash used in operating activities decreased $2.9 million during the period ended March 31, 2010, as compared to the same period in 2009.  Non-cash items increased $4.0 million and working capital items increased $7.1 million.  The increase in working capital items is primarily due to the increase in accounts payable and accrued expenses and was partially offset by the increase in inventories and accounts receivable.

Investing activities
Net cash used in investing activities for the period ended March 31, 2010 was $16.1 million, compared to $5.1 million for the period ended March 31, 2009.  This increase is comprised primarily of $9.7 million in net cash used for purchases of property, plant and equipment as we continue to execute our capital expansion plan.  In addition, our investment in Think Holdings increased $5.8 million as a result of our purchase of additional equity securities from Think Holdings during the period ended March 31, 2010.

Financing activities
Net cash provided by financing activities for the period ended March 31, 2010 was $18.4 million, compared to $10.0 million for the same period ended 2009.  The increase is due to proceeds from sales of Ener1 common stock of $4.4 million and an increase in proceeds from borrowings of $5.1 million during the period ended March 31, 2010.  These increases have been partially offset by the increase in repayments of borrowings and capital leases of $1.1 million.

In January 2010, we entered into an Open Market Sale Agreement under which we may sell up to $60.0 million in shares of Ener1 common stock.  These sales will be effected by Jefferies & Company, Inc., acting as our agent.  Between February 3, 2010 and March 31, 2010, we sold 1,036,555 shares for net proceeds totaling $4.4 million.

In March 2010, we entered into the Credit Facility and through March 31, 2010 borrowed $11.0 million, net of $273,000 of fees and costs.

Management’s Assessment of Liquidity
In addition to our available cash on hand, our sources of liquidity during the three months ended March 31, 2010 included committed credit lines and credit facilities for equipment purchases and operating expenses.  During the three months ended March 31, 2010, we borrowed an additional $5.0 million under an existing credit line with Bzinfin and entered into a new $15 million credit facility with Credit Suisse under which we borrowed $11.0 million.  Subsequent to March 31, 2010, we borrowed the remaining $4.0 million available under the Credit Suisse credit facility.  We have historically financed, and expect to continue to finance, operations through public and private offering of debt and equity securities.  Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions. During the past year, the market has experienced significant price and volume fluctuations.  The recent upheaval experienced by the debt and equity markets may adversely affect our ability to procure future financing.

Under our 2010 capital expenditure plans, we intend to spend $63.0 million during the year at our Indiana facility and $12.0 million at our Korea facility to increase our cell and battery pack production capacity and reach capacity levels by October 2010 that would enable us to produce the equivalent of 1,000 EV packs per months.  In January 2010, we began utilizing the funds available to us under a $118.5 million federal grant awarded to us by the DOE in August 2009 to execute our 2010 capital expansion strategy.  To date we have invested $38.9 million in manufacturing equipment and capacity expansion for our production facilities in Indiana.  Under the terms of the DOE grant, $19.5 million of these costs have been funded under the grant through April 30, 2010.   We also invested $7.3 million in additional manufacturing equipment and capacity expansion at our existing Enertech facility in April 2010, and we plan to invest an additional $5.0 million in July 2010.

We expect to receive $6.9 million from our active cost-sharing arrangements with the DOE and the United States Advanced Battery Consortium through September 2012, which will reduce our future research and development expense.

We have applied for a loan between $275 million and $300 million under the DOE ATVM loan program to increase our battery manufacturing capacity in Indiana.  The ATVM loan program requires us to match each eighty cents of loan money with twenty cents of our own investment.  Funds received pursuant to the ATVM loan program are restricted to the purchase of equipment and are subject to terms and conditions for equipment grants by the DOE.  We continue to provide information and due diligence requests to the DOE in accordance with the application process.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of March 31, 2010.  We plan to utilize the proceeds from sales of common stock pursuant to the Open Market Sale Agreement and other possible sources to fund operations and the planned purchase of production equipment and manufacturing plant assets.

Contractual Obligations
Ener1 has outstanding commitments with, and submitted purchase orders to, various suppliers to purchase machinery and equipment.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $36.3 million as of March 31, 2010.

During the three months ended March 31, 2010, Ener1 entered into capital lease obligations for certain battery production and equipment totaling approximately $422,000, payable over the next two to ten years.  In addition, in February 2010, EnerDel entered into a two-year lease for approximately 211,500 square feet of industrial space located in Mt Comfort, Indiana. The annual base rent under the initial two-year term of the lease is approximately $780,000.

New Accounting Standards
Refer to Note 2, New Accounting Pronouncements, in “Notes to Consolidated Financial Statements,” for a discussion regarding new accounting standards.

Application of Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing financial statements requires management to make estimates, judgments and assumptions regarding uncertainties that may affect the reported amounts of assets, liabilities, revenue and expenses.  These estimates, judgments and assumptions are affected by management’s application of accounting policies.  We base our estimates, judgments and assumptions on historical experience and other relevant factors that are believed to be reasonable under the circumstances.  In any given reporting period, our actual results may differ from the estimates, judgments and assumptions used in preparing our consolidated financial statements.

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our critical accounting estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have international operations that expose us to foreign currency exchange risks.

We conduct a portion of our business in foreign countries and are subject to transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We do not have any long term supply agreements with suppliers as of March 31, 2010 but we are exposed to currency exchange risk when purchases are denominated in a foreign currency.  Currently, the majority of our principal suppliers are based in China, Japan and Korea and we may not be able to negotiate payment terms that are denominated in United States Dollars.  As a result, any future decline in the United States Dollar against the Chinese Yuan, the Japanese Yen or the Korean Won will increase the amount we may have to pay to our suppliers and could have material impact on our financial condition, results of operations and cash flows.

In addition, we are exposed to fluctuations in foreign exchange rates from translating the results of our Korean and Japanese operations to United States Dollars.  At March 31, 2010 and December 31, 2009, the translation adjustment recognized in accumulated comprehensive income was $6.4 million and $4.9 million, respectively.

To date, we have not entered into any derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates.

We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments and the short-term nature of our debt instruments that have variable interest rates.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to  be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, such disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of March 31, 2010, there are no material pending legal proceedings.

Item 1A.  Risk Factors.

Refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our risk factors.

Item 6.  Exhibits.

Exhibit Number	Description

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

4.3
Warrant issued to Cofis Compagnie Fiduciaire S.A. dated October 15, 2004 to purchase from Ener1, Inc., 4,166,666 shares of Common Stock of the Company at a price per share of $1.50, incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2004, SEC File No. 000-21138.

4.4
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

4.6
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.17 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.7
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 20,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.18 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.8	Form of Warrant to Purchase Common Stock of Ener1, Inc. issued to Ener1 Group on August 29, 2006, incorporated by reference to Exhibit 4.17 of Registrant's Form SB-2/A filed September 3, 2006.

4.9
Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.20 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.10
Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.21 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.11
Warrant issued to Credit Suisse Securities (USA), LLC, dated January 5, 2007, to purchase 5,000,000 shares of Common Stock of the Registrant at a price per share of $0.30, incorporated by reference to Exhibit 10.03 to the Registrant’s Current Report on Form 8-K dated January 8, 2007.

4.12
Form of Warrant to purchase 9,000,000 and 18,000,000 shares of Common Stock of the Registrant, issued to Ener1 Group, Inc. dated February 13, 2007, incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.13
Warrant issued to Charles Gassenheimer dated January 5, 2007 to purchase 500,000 shares of common stock of the Registrant, incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.14
Form of Warrant to purchase 57,600,000 shares of Common Stock of the Registrant, issued to certain investors named therein, dated November 19, 2007, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated November 20, 2007.

4.15
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., incorporated by reference to Exhibit 4.32 of the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed on March 12, 2008.

4.16
Warrant issued to Alpha Class Investments, Ltd., dated October 24, 2008, to purchase 2,560,000 shares of Common Stock of the Registrant at a price per share of $7.50, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008.

4.17
Warrant to Purchase Common Stock of Ener1, Inc. under Line of Credit Agreement dated December 29, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2008.

4.18
Warrant Agreement with Credit Suisse AG, Cayman Islands Branch, dated as of March 23, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 23, 2010.

10.1		Open Market Sales Agreement with Jefferies & Company, Inc., dated January 25, 2010, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated January 25, 2010.

10.2		Lease Agreement with Park 70 Partners, L.P., dated February 9, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2010.

10.3		Credit Agreement with Credit Suisse AG, Cayman Islands Branch, dated March 23, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 29, 2010.

10.4
Guarantee and Collateral Agreement with Credit Suisse AG, Cayman Islands Branch, dated March 23, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 29, 2010.

10.5	*	Engagement Letter with Credit Suisse AG, Cayman Islands Branch, dated March 23, 2010.

10.6	*	Securities and Investment Subscription Agreement with Think Holdings, AS, dated May 5, 2010.

10.7	*	Amended and Restated Shareholders Agreement with Think Holdings, AS, dated May 5, 2010.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	‡	Section 1350 Certification of Chief Executive Officer.

32.2	‡	Section 1350 Certification of Chief Financial Officer.

* Filed herewith.
‡ Furnished herewith.

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: May 10, 2010	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer, Chairman
(Principal Executive Officer)

Dated: May 10, 2010	by:	/s/ Gerard A. Herlihy
Gerard A. Herlihy
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Description

10.5	*	Engagement Letter with Credit Suisse AG, Cayman Islands Branch, dated March 23, 2010.

10.6	*	Securities and Investment Subscription Agreement with Think Holdings, AS, dated May 5, 2010.

10.7	*	Amended and Restated Shareholders Agreement with Think Holdings, AS, dated May 5, 2010.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	‡	Section 1350 Certification of Chief Executive Officer.

32.2	‡	Section 1350 Certification of Chief Financial Officer.

* Filed herewith.
‡ Furnished herewith.