Form 10-Q
period 2010-06-30
ENER1 INC
filed 2010-08-05
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of July 30, 2010
Common Stock, par value $0.01 per share	144,965,338

ENER1, INC.

Form 10-Q for the Quarter Ended June 30, 2010

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

	Consolidated Statements of Operations for the three and six months
	ended June 30, 2010 and 2009	3

	Consolidated Statements of Changes in Stockholders’ Equity for the six
	months ended June 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows for the six months ended
	June 30, 2010 and 2009	5

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 6.	Exhibits	42

Signatures		43

PART I.  FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)
	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$9,934	$14,314
Restricted cash	3,850	3,668
Accounts receivable, net of allowance of $538 and $865	11,906	6,350
Grant receivable	1,350	-
Inventories, net of provision for obsolescence of $1,497 and $1,296	17,342	10,415
Deferred financing costs, net of amortization of $0 and $177	-	268
Prepaid expenses and other current assets	4,649	2,020
Total current assets	49,031	37,035

Property and equipment, net of accumulated depreciation of $11,481 and $8,340	105,946	52,903
Intangible assets, net of accumulated amortization of $3,740 and $2,736	12,151	13,230
Investment in unconsolidated entity	41,750	19,177
Goodwill	49,863	51,019
Other	1,232	1,043
Total assets	$259,973	$174,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$28,353	$14,268
Deferred grant proceeds, current portion	292	-
Convertible line of credit and accrued interest due to related party, net of discounts of $1,965	-	10,516
Short term borrowings	11,446	13,001
Capital lease obligations, current portion	2,776	2,372
Income taxes payable	317	329
Total current liabilities	43,184	40,486

Deferred grant proceeds, less current portion	25,349	-
Convertible line of credit and accrued interest due to related party	18,107	-
Derivative liabilities	4,755	6,871
Financial instruments	3,969	-
Long term borrowings	4,131	4,282
Other long-term liabilities	3,766	4,367
Deferred income tax liabilities	319	402
Total liabilities	103,580	56,408

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 235,714,286 shares authorized, 144,412,350 and 124,375,196 issued and outstanding	1,445	1,245
Paid in capital	523,099	451,592
Accumulated other comprehensive income	2,622	4,860
Accumulated deficit	(372,453)	(341,505)
Total Ener1, Inc. stockholders' equity	154,713	116,192
Noncontrolling interests	1,680	1,807
Total stockholders' equity	156,393	117,999
Total liabilities and stockholders' equity	$259,973	$174,407

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net sales	$16,051	$7,537	$27,026	$15,729
Cost of sales	13,982	6,360	23,810	13,163
Gross profit	2,069	1,177	3,216	2,566

Operating expenses:
General and administrative	4,940	3,741	10,169	8,358
Research and development, net	10,958	7,452	20,824	13,714
Grant proceeds recognized	(41)	-	(69)	-
Depreciation and amortization	1,472	1,354	2,821	2,462
Total operating expenses	17,329	12,547	33,745	24,534

Loss from operations	(15,260)	(11,370)	(30,529)	(21,968)

Other income (expense)	(258)	(1,655)	(436)	1,711

Loss before income taxes	(15,518)	(13,025)	(30,965)	(20,257)
Income tax (benefit) expense	(6)	(35)	10	2

Net loss	(15,512)	(12,990)	(30,975)	(20,259)
Net income (loss) attributable to noncontrolling interests	99	(129)	(27)	(90)

Net loss attributable to Ener1, Inc.	$(15,611)	$(12,861)	$(30,948)	$(20,169)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.12)	$(0.11)	$(0.24)	$(0.18)

Diluted	$(0.12)	$(0.11)	$(0.25)	$(0.20)

Weighted average shares outstanding
Basic	131,804	113,803	128,373	113,637

Diluted	135,953	113,913	130,461	113,644

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands)

			Accumulated
			Other			Total
	Common	Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Capital	Income	Deficit	Interest	Equity

Balance at December 31, 2008	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	(20,169)	(90)	(20,259)
Translation adjustment	-	-	(1,242)	-	(98)	(1,340)
Total comprehensive loss					188	(21,599)
Shares sold for cash, net of costs	10	5,852	-	-	-	5,862
Stock option and warrant exercises	3	590	-	-	-	593
Shares issued for additional noncontrolling interest	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	-	8	-	-	-	8
Cumulative effect of change in accounting principle	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	2,746	-	-	-	2,746
Warrants issued to related party as borrowing fees under a line of credit agreement	-	1,031	-	-	-	1,031
Stock-based compensation expense	-	2,839	-	-	-	2,839
Balance at June 30, 2009	$1,149	$391,889	$354	$(310,670)	$2,013	$84,735

			Accumulated
			Other			Total
	Common	Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Capital	Income	Deficit	Interests	Equity

Balance at December 31, 2009	$1,245	$451,592	$4,860	$(341,505)	$1,807	$117,999

Comprehensive loss:
Net loss	-	-	-	(30,948)	(27)	(30,975)
Translation adjustment	-	-	(2,238)	-	(100)	(2,338)
Total comprehensive loss					(127)	(33,313)
Shares sold for cash, net of costs	12	4,984	-	-	-	4,996
Shares sold for cash, net of costs, related party	187	63,652	-	-	-	63,839
Stock option and warrant exercises	1	139	-	-	-	140
Reduction in derivative liability	-	297	-	-	-	297
Warrants issued to related party as borrowing fees under a line of credit agreement	-	275	-	-	-	275
Stock-based compensation expense	-	2,126	-	-	-	2,126
Other	-	34	-	-	-	34
Balance at June 30, 2010	$1,445	$523,099	$2,622	$(372,453)	$1,680	$156,393

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months
	Ended June 30,
	2010	2009

Operating activities:
Net loss	$(30,975)	$(20,259)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities	(3,983)	(3,917)
Gain on financial instruments	(976)	-
Non-cash accretion of discounts on debt	1,829	-
Non-cash interest expense related to financing costs	3,187	1,988
Depreciation and amortization	4,515	3,593
Grant proceeds recognized	(69)	-
Stock-based compensation expense	2,126	2,839
Other non-cash changes	(2)	535
Changes in certain operating assets and liabilities:
Accounts receivable	(5,818)	2,105
Grant receivable related to operating expenses	(169)	-
Inventory	(7,528)	779
Accounts payable and accrued expenses	8,995	(5,815)
Changes in current assets, liabilities and other, net	1,053	(559)
Net cash used in operating activities	(27,815)	(18,711)

Investing activities:
Capital expenditures and equipment deposits	(54,569)	(7,407)
Grant proceeds received related to capital expenditures	24,529	-
Investment in unconsolidated entity	(17,628)	-
Restricted cash	(316)	660
Other	34	19
Net cash used in investing activities	(47,950)	(6,728)

Financing activities:
Proceeds from sale of stock, net of costs	4,996	5,862
Proceeds from sale of stock, net of costs, related party	63,839	-
Proceeds from borrowings, net of costs	14,529	3,576
Proceeds from borrowings, related party	5,000	12,086
Proceeds from exercise of options and warrants	140	593
Repayment of borrowings and capital leases	(17,267)	(996)
Repayment of borrowings, related party	-	(1,081)
Other	34	-
Net cash provided by financing activities	71,271	20,040

Effect of exchange rates on cash and cash equivalents	114	166
Net decrease in cash and cash equivalents	(4,380)	(5,233)
Cash and cash equivalents - beginning balance	14,314	11,229
Cash and cash equivalents - ending balance	$9,934	$5,996

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$-	$6,325
Cumulative effect of change in accounting principle on paid in capital	-	19,521
Reduction in derivative liability	297	2,746
Warrants issued in connection with advances of related party debt	275	1,031
Warrants issued in connection with short term borrowings	2,166	-
Put option issued in connection with investment in unconsolidated entity	4,945	-
Shares issued for the purchase of noncontrolling interest	-	1,354
Borrowings pursuant to capital leases and equipment purchases	640	1,287
Shares issued for capital lease obligations	-	8
Note receivable in connection with sale of property	-	4

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business Overview

Nature of the Business
Ener1, Inc., (Ener1, the Company, the Registrant, we, our or us) designs, develops and manufactures high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage in the transportation, stationary power and military markets. Our primary products for the transportation market consist of battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses.

We manufacture and assemble batteries in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through our subsidiary Enertech International, Inc. (Enertech), and are currently expanding production capacity at our facilities in both countries. Our Enertech subsidiary, acquired in 2008, continues to sell commercial lithium-ion batteries for products such as Motorola’s hand-held scanners. As of June 30, 2010, Ener1 held a 94% interest in Enertech. Enertech has a wholly owned subsidiary, Emerging Power, Inc., a New Jersey corporation.

In May 2010, we commenced commercial production and shipment of lithium-ion battery packs for Think Global, AS (Think Global) an EV manufacturer in Norway. In 2009 and 2010, we made strategic investments in Think Holdings, AS, a Norwegian limited liability company (Think Holdings) that is the majority owner of Think Global. As of June 30, 2010, we own approximately 31% of the equity in Think Holdings on a fully diluted basis and control 33% of the outstanding voting power in Think Holdings.

Ener1 Group, Inc. (Ener1 Group) and Bzinfin, S.A. (Bzinfin), the sole owner of Ener1 Group, collectively owned approximately 47.7% of our outstanding common stock and, with warrants and convertible securities, beneficially owned approximately 59.6% of our shares on a fully diluted basis as of June 30, 2010. Effective August 3, 2010, Ener1 Group and Bzinfin collectively owned approximately 49.4% of our outstanding common stock and, with warrants, beneficially owned approximately 60.4% of our shares on a fully diluted basis. See Note 12, Related Party Transactions.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with these interim consolidated financial statements and the accompanying notes, as well as with our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report). Our accounting policies are described in the “Notes to Consolidated Financial Statements” included in the 2009 Annual Report on Form 10-K and updated, as necessary, in our subsequent filings with the Securities and Exchange Commission. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principles of Consolidation
Our consolidated financial statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries. Amounts attributable to the noncontrolling interests held by third parties in the operating results and financial position of Enertech, our majority-owned subsidiary, are reported as a component of stockholders’ equity separate from Ener1’s equity. Intercompany transactions and balances are eliminated in consolidation.

We account for our investment in Think Holdings, an entity over which we exercise significant influence but do not exercise control using the cost method because the form of our investment is not deemed to be equivalent to common stock for accounting purposes.

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

Use of Estimates
Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that may affect reported amounts presented and disclosed in our consolidated financial statements. Significant estimates and assumptions used in the presentation of these consolidated financial statements require the exercise of judgment and are used to account for, among other things; revenue recognition and related allowances; derivative liabilities; financial instruments; inventories; impairments of long-lived assets including intangible assets; impairments of goodwill; income taxes including the valuation allowance for deferred tax assets; valuation of long-lived assets; research and development; product warranty reserves; contingencies and litigation; as well as stock-based payments; warrants; valuation of beneficial conversion feature, if any, on convertible securities; and other financing matters. Due to the inherent uncertainty involved in making these estimates and assumptions, actual results reported in future periods may be materially different from the results reported based on these estimates.

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2010, we adopted accounting guidance that amends the disclosure requirements related to fair value measurements requiring new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured based on quoted prices in active markets for identical assets or liabilities) and Level 2 (assets and liabilities measured using significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers. Effective January 1, 2011 we will adopt the guidance contained in this amendment that requires a rollforward of activities regarding purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Other than requiring additional disclosures, adoption of this new guidance did not, and adoption of the additional guidance is not expected to, have a material impact on our financial statements.

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

Note 3 – Supplemental Financial Information

Revenue Recognition
Revenue is recognized when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss are transferred, collectability is reasonably assured and there are no remaining significant obligations or customer acceptance requirements. Historically, our net sales consisted primarily of battery related sales by Enertech and battery prototype sales by our EnerDel subsidiary. Enertech does not provide discounts, rebates, product guarantees or warranties.

In May 2010, EnerDel commenced commercial production and sales of battery packs for an EV manufacturer and provides a limited warranty on these battery packs. The estimated cost of the limited warranty is recorded as a component of cost of sales in the period the revenue is recognized. The warranty period ends on the earlier of the passage of a specified period of time or the occurrence of a specified number of charge and discharge cycles of the battery packs. The warranty provides that the battery packs will conform to specifications and be free from defects in design, materials and workmanship. The warranty further provides that EnerDel will repair or replace a battery pack determined to be defective promptly and at no cost to the customer.

Grant Receivable and Deferred Grant Proceeds
In August 2009, we were awarded a grant of $118.5 million under the Automotive Battery Manufacturing Initiative (ABMI), which is administered by the Department of Energy (the DOE). The proceeds from the grant are being used primarily to purchase production equipment in 2010 and subsequent periods, to maximize production capacity at our existing facilities and to establish and equip an additional manufacturing facility in Mt. Comfort, Indiana. Under the ABMI grant, we receive one incentive dollar for each dollar we spend of our own funds.

ABMI grant proceeds related to the purchase of assets are recorded as deferred grant proceeds and recognized as a reduction of operating expenses over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge. We begin depreciating a purchased asset on the date the asset is placed in service. ABMI grant proceeds used to pay operating expenses are recorded as a reduction of research and development expenses and totaled approximately $952,000 during the six months ended June 30, 2010.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Inventories
The following table presents the components of inventories (in thousands):

	June 30,	December 31,
	2010	2009

Raw materials and supplies	$9,972	$5,090
Work in process	1,883	1,164
Finished goods	6,984	5,457
	18,839	11,711
less: provision for obsolescence	(1,497)	(1,296)
	$17,342	$10,415

The Company establishes reserves for obsolete or slow-moving inventory based on management’s analysis of inventory levels and future sales forecasts at the end of each accounting period.

Deferred Financing Costs
On March 23, 2010, Ener1 entered into a Credit Agreement with Credit Suisse AG, Cayman Islands Branch (Credit Suisse), as lender and borrowed $15.0 million for general corporate purposes (the Credit Facility), which was repaid on June 23, 2010. Interest was payable monthly at the London Interbank Offering Rate (LIBOR) plus 5% per annum. Commitment fees and legal fees associated with closing the Credit Facility totaling approximately $273,000 have been recorded as deferred financing costs.

In addition, in connection with the Credit Facility, Ener1 issued to Credit Suisse warrants to purchase up to 1,046,511 shares of Ener1 common stock at an exercise price of $4.30 per share. The warrants are immediately exercisable and expire on March 23, 2012. Ener1 used a Black-Scholes pricing model to value the warrants and the fair value of $2.2 million was recorded as deferred financing costs. See Note 6, Derivative Instruments and Fair Value of Financial Instruments.

Total financing costs incurred of approximately $2.4 million were amortized to interest expense over the term of the Credit Facility.

Prepaid Expenses
On March 23, 2010, Ener1 entered into an Engagement Letter with Credit Suisse for advisory services that obligates Ener1 to offer Credit Suisse the lead role in any future public offerings of Ener1 securities and entitles Credit Suisse to receive minimum fees of $1.8 million prior to September 23, 2011 (Credit Suisse Engagement Letter). This minimum fee is payable whether or not Ener1 undertakes a public offering.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment
The components of property and equipment were as follows (in thousands, except useful life data):

	Useful life	June 30,	December 31,
	(in years)	2010	2009

Land		$2,030	$2,091
Building and building improvements	30 - 39	5,545	5,704
Machinery and equipment	5 - 10	35,327	33,884
Office equipment, furniture and other	3 - 7	3,395	2,999
Leasehold improvements	1 - 10	11,848	9,929
Equipment deposits	n/a	50,695	4,802
Construction in progress	n/a	8,587	1,834
		117,427	61,243
less: accumulated depreciation		(11,481)	(8,340)
		$105,946	$52,903

Assets capitalized under capital leases were approximately $8.3 million and $7.7 million at June 30, 2010 and December 31, 2009, respectively. Construction in progress includes equipment that is being built by third parties specifically for our use and is not yet placed in service. Depreciation on these assets will commence when the assets are placed in service.

Depreciation expense for the periods ended June 30, 2010 and 2009 was approximately $3.5 million and $2.5 million, respectively and is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Depreciation expense:
Cost of sales	$876	$568	$1,694	$1,131
Operating expenses	950	674	1,773	1,391
Total depreciation expense	$1,826	$1,242	$3,467	$2,522

Intangible Assets
The components of intangible assets were as follows (in thousands, except useful life data):

	Useful	As of June 30, 2010			As of December 31, 2009
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net

Patented and unpatented technology	10	$13,902	$(2,617)	$11,285	$13,905	$(1,920)	$11,985
Electric vehicle battery technology	4.2	1,097	(439)	658	1,137	(318)	819
Customer relationships	2.2	892	(684)	208	924	(498)	426
		$15,891	$(3,740)	$12,151	$15,966	$(2,736)	$13,230

Goodwill	Indefinite	$49,863	$-	$49,863	$51,019	$-	$51,019

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Certain intangible assets are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets.  During the period ended June 30, 2010, the carrying amounts of certain intangible assets were adjusted as a result of foreign currency translations.

Intangible asset amortization expense was approximately $1.1 million and $1.0 million for the periods ended June 30, 2010 and 2009, respectively. The following table reflects the estimated future amortization expense related to intangible assets as of June 30, 2010 (in thousands):

Year Ended December 31,

2010	$998
2011	1,637
2012	1,618
2013	1,382
2014	1,362
Thereafter	5,154

$12,151

Goodwill
Goodwill represents the difference, if any, between the purchase price and the fair value of the net assets acquired in a business combination. During the six months ended June 30, 2010, goodwill was adjusted as a result of foreign currency translations totaling approximately $1.2 million due to fluctuations in the Korean Won, the local currency of Enertech, which the Company acquired in October 2008.

Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses were as follows (in thousands):

	June 30,	December 31,
	2010	2009

Accounts payable	$22,414	$9,847
Accrued other	1,845	1,915
Accrued financing fee	1,800	-
Accrued compensation and benefits	1,298	1,376
Customer advances	966	1,130
Product warranty reserves	30	-
	$28,353	$14,268

The accounts payable balance at June 30, 2010 includes approximately $2.0 million related to equipment purchases made under the ABMI grant.

The accrued financing fee represents minimum fees for advisory services payable by Ener1 to Credit Suisse under the Credit Suisse Engagement Letter.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Product Warranty Reserves
Product warranty reserves represent the estimated cost of honoring the product warranty recorded as a component of cost of sales in the period the revenue is recognized. We began recording these reserves in May 2010 when we began selling products on which we provide product warranties. We use internal durability testing data, comparative industry information and industry sources to develop the estimated liability. If our actual liability for warranty claims differs from these estimates, adjustments to the product warranty reserve representing the estimated product warranty liability could have a material effect on our consolidated financial statements. The components of the product warranty liability, since May 2010, were as follows (in thousands):

	Six Months
	Ended June 30,
	2010	2009

Balance, beginning of period	$-	$-
Provision for new warranties	102	-
Balance, end of period	102	-
less: current portion	(30)	-
Long term product warranty liability	$72	$-

Other Long-Term Liabilities
The components of other long-term liabilities were as follows (in thousands):

	June 30,	December 31,
	2010	2009

Capital lease obligations	$1,747	$2,701
Severance benefits at foreign subsidiary	1,176	1,007
Convertible bonds	408	385
Refundable government grants	363	274
Product warranty reserves	72	-
Other long-term liabilities	$3,766	$4,367

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

Ener1 acquired 96% of the principal amount of the Enertech Convertible Bonds in October 2008 in connection with Ener1’s acquisition of Enertech. In December 2009, Ener1 converted $6.9 million of the outstanding principal of the Enertech Convertible Bonds into shares of Enertech common stock. As of June 30, 2010, approximately $2.5 million in principal and accrued interest of the Enertech Convertible Bonds was outstanding and is convertible into up to 2,822,915 shares of Enertech common stock. We owned approximately 84% of the outstanding principal balance of the Enertech Convertible Bonds at June 30, 2010 and have eliminated the principal and related accrued interest in consolidation.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 4 – Earnings per Share

Net loss per share - basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is calculated by including in the number of shares outstanding the number of common shares potentially issuable if in-the-money options or warrants are exercised or in-the-money convertible debt is converted into common stock and the effect of the exercise or conversion on the net loss per share. In addition, in calculating net loss per share-diluted we assume in-the-money warrants containing dilution protection features are exercised, which decreases the gain on derivatives and, as a result, increases the net loss per share-diluted. Lastly, in calculating net loss per share-diluted we assume the Ener1 Put Option is exercised, which decreases the gain on financial instruments and, as a result, increases the net loss per share-diluted. Following is a reconciliation of net loss attributable to Ener1 and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss for basic loss per share	$(15,611)	$(12,861)	$(30,948)	$(20,169)
Adjustment for derivative gain	-	(5)	(879)	(2,330)
Adjustment for gain on financial instruments	(976)	-	(976)	-
Net loss for diluted loss per share	$(16,587)	$(12,866)	$(32,803)	$(22,499)

Weighted average number of common shares outstanding:
Basic	131,804	113,803	128,373	113,637
Effect of dilutive securities:
Certain warrants	-	110	2	7
Ener1 put option	4,149	-	2,086	-
Diluted	135,953	113,913	130,461	113,644
Loss per common share attributable to Ener1, Inc.:
Basic	$(0.12)	$(0.11)	$(0.24)	$(0.18)
Diluted	$(0.12)	$(0.11)	$(0.25)	$(0.20)

Note 5 – Other Income (Expense)

The components of other income (expense) were as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Other income (expense):
Interest expense	$(4,360)	$(1,419)	$(6,362)	$(2,736)
Gain on derivative liabilities	2,458	5	3,983	3,917
Gain on financial instruments	976	-	976	-
Foreign currency gain (loss)	609	(303)	559	368
Other	59	62	408	162
Total other income (expense)	$(258)	$(1,655)	$(436)	$1,711

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 - Derivative Instruments and Fair Value of Financial Instruments

We record the fair value of derivative instruments and financial instruments in our consolidated balance sheet and reflect the changes in fair value as gain or loss on derivative liabilities and financial instruments. Our derivative instruments are not designated as hedging instruments.

Derivative Instruments
We issued freestanding warrants in connection with capital raising activity during 2004 and 2005 that contained dilution protection features requiring exercise price adjustments if we issued securities deemed to be dilutive to the warrants (2004 Warrants and 2005 Warrants, respectively). Prior to January 1, 2009, these warrants were classified in equity. After evaluating the application of changes in US GAAP, the 2004 Warrants and 2005 Warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as a derivative liability.

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

Financial Instruments
In May 2010, in connection with our investment in Think Holdings, Ener1 agreed that certain investors that purchased Think Holdings’ Series B Convertible Preferred Stock (Series B Stock) could require Ener1 to issue shares of Ener1 common stock to the investors in exchange for their shares of Series B Stock and half of their warrants to purchase Series B Stock (the Ener1 Put Option). See Note 12, Related Party Transactions.

If an investor exercises its Ener1 Put Option, one share of Series B Stock will be deemed to have a value of $1.67. The Ener1 common stock issued in exchange for Series B Stock will be valued based on the preceding 15-day volume weighted average price of Ener1 common stock, with a floor of $4.00 per share. Investors have until May 2011 to exercise the Ener1 Put Option and, upon exercise, would receive unregistered shares of Ener1 common stock. The total amount of Ener1 common stock issuable upon exercise of the Ener1 Put Option is capped at $27.5 million.

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

During the period ended June 30, 2010, certain 2005 Warrants were exercised and the remaining 2005 Warrants expired. As of the respective exercise or expiration dates, these 2005 Warrants were no longer treated as derivative liabilities. The fair value of the derivative liability associated with the 2005 Warrants that were exercised was marked to market on the date of exercise and a gain or loss on derivative liability was recorded, as applicable. The balance of the derivative liability associated with the 2005 Warrants that were exercised of $297,000 was recorded as a contribution to paid in capital on the date of exercise.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our management estimates that the fair value of the derivative liability associated with the 2004 Warrants that remain outstanding as of June 30, 2010 is approximately $3.4 million. Some of the key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 62% and assumptions that holders of the 2004 Warrants will exercise the warrants when Ener1’s common stock price is equal to 200% of the exercise price.

Financial Instruments
With the assistance of a valuation consultant, we valued the Ener1 Put Option using a lattice valuation model in which the value of Ener1 common stock and the value of Series B Stock is projected and correlated to determine if the holder of the Ener1 Put Option would exercise the put right. This model also incorporates factors such as the volatility of Ener1’s common stock, contractual terms of the Ener1 Put Option, and the expiration date of the Ener1 Put Option, as well as the restriction on the resale of the Ener1shares received when the put right is exercised. Because the shares of Series B Stock are not publicly traded, the values of the Series B Stock and warrants were determined using recent investments in Think Holdings and the average stock prices of 14 comparable companies that operate in the same industry as, and are similar in size to, Think Holdings. Volatility of the Series B Stock was estimated using the average volatility of the common stock of the same 14 comparable companies.

Our management estimates that the fair value of the Ener1 Put Option is approximately $4.0 million as of June 30, 2010. The key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 62%, a projected annual volatility of Series B Stock of 173% and a correlation coefficient of 0.4, all of which relate to the determination of whether the holder of the Ener1 Put Option would exercise the put right.

Black-Scholes Valuation Model

Freestanding Warrants
We use a Black-Scholes pricing model to determine the fair value of the Credit Suisse Warrants. This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment. The fair value of the warrants on key dates, including the issuance date and period end reporting dates was estimated using the following inputs:
	Volatility	Interest Rate	Stock Price	Term in Years

March 23, 2010	84.9%	1.0%	$4.44	2.0
March 31, 2010	85.0%	1.0%	$4.73	2.0
June 30, 2010	84.5%	0.6%	$3.38	1.7

Based on these inputs, the derivative liability associated with the Credit Suisse Warrants as of June 30, 2010 was $1.3 million and the gain on derivative liability for the period ended June 30, 2010 was approximately $1.1 million.

Enertech Convertible Bonds
We use a Black-Scholes pricing model to determine the fair value of the Enertech Convertible Bonds. This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment. Because the bonds are convertible into shares of Enertech common stock, stock prices were estimated using the average stock price of four comparable Korean companies which operate in the same industry as, and are similar in size to, Enertech, with a 30% liquidity discount. Volatility of the Enertech common stock was estimated using the average volatility of the common stock of the same four comparable Korean companies. Interest rates represent the Korean government bond rate for securities with a maturity that approximates the estimated expected life of the Enertech Convertible Bonds.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of the Enertech Convertible Bonds on period end reporting dates was estimated using the following inputs:
	Volatility	Interest Rate	Stock Price	Term in Years

December 31, 2009	61.2%	4.9%	$0.43	3.1
March 31, 2010	60.7%	4.5%	$0.42	2.8
June 30, 2010	61.4%	4.4%	$0.45	2.6

We own a percentage of the outstanding principal balance of the convertible bonds as of June 30, 2010, and as a result have eliminated 90% of the related derivative liability and the loss on derivative liability in consolidation. Based on these assumptions, the remaining derivative liability as of June 30, 2010 is $28,000 and the loss on derivative liability for the period ended June 30, 2010 was approximately $1,000.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 liabilities as of June 30, 2010 consist of the 2004 Warrants, Ener1 Put Option, Credit Suisse Warrants and Enertech Convertible Bonds.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value during the period ended June 30, 2010 (in thousands):
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrant derivative	$4,727	$-	$-	$4,727	$4,727
Convertible bond derivative	28	-	-	28	28

Total Derivative Liabilities	$4,755	$-	$-	$4,755	$4,755

Ener1 Put Option	$3,969	$-	$-	$3,969	$3,969

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level 3 Valuation Techniques
The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):
		Convertible	Ener1
	Warrants	Bonds	Put Option	Total

Balance, January 1, 2010	$6,842	$29	$-	$6,871
Total realized/unrealized (gains) or losses:
Included in other income and expense	(3,984)	1	(976)	(4,959)
Included in other comprehensive income	-	(2)	-	(2)
Included in stockholders' equity	(297)	-	-	(297)
Purchases, issuances and settlements	2,166	-	4,945	7,111
Balance, June 30, 2010	$4,727	$28	$3,969	$8,724

Enertech may from time to time hold derivative instruments for managing exposure to foreign currency primarily to hedge against the foreign exchange risk arising from accounts receivable from domestic subsidiaries. These derivative instruments are measured at fair value as they are not designated as hedges based on the criteria established under US GAAP, and gains or losses from changes in the fair value are recognized in earnings.

Note 7 – Short-Term and Long-Term Borrowings

Short-term borrowings
Short-term borrowings consist of the following (in thousands):

		June 30,	December 31,
	Interest rate	2010	2009

Trade financing	6.24% ~ 6.98%	$10,123	$10,391
Letters of credit	3.33% ~ 4.38%	373	881
Line of credit	LIBOR + 2%	950	700
Payment plan	n/a	-	1,029
		$11,446	$13,001

The trade financing agreements and letters of credit are denominated in Korean Won. The total amount available at June 30, 2010 under these agreements and letters of credit was approximately $12.6 million, of which $10.5 million was outstanding, based on the period-end exchange rate of 1,210.30 Korean Won per United States Dollar. The amounts are scheduled for repayment at various times throughout 2010 and 2011.

Emerging Power, Inc., Enertech’s subsidiary, has a $2.0 million line of credit with a commercial bank that is denominated in United States Dollars. At June 30, 2010, $950,000 was outstanding under this line of credit. The line of credit is scheduled to mature in June 2011.

Certain bank deposits, land, buildings and equipment are pledged as collateral for the trade financing agreements, letters of credit and line of credit.

Long-term borrowings
Long-term borrowings consist of an equipment loan denominated in Korean Won. The total amount outstanding at June 30, 2010 was approximately $4.1 million. The loan bears interest at 7.85% and matures in October 2011. Certain bank deposits, land and buildings are pledged as collateral to guarantee payment.

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

We began selling shares under the Open Market Sale Agreement in February 2010 and through June 30, 2010 we sold 1,200,093 shares for an aggregate purchase price of $5.3 million, at an average price of $4.38 per share. After deducting fees and expense of $254,000, we received net proceeds of $5.0 million from the sale of these shares.

To date, through August 2, 2010, we have sold a total of 1,792,600 shares for an aggregate purchase price of $7.2 million, at an average price of $4.02 per share. After deducting fees and expense of approximately $313,000, we received net proceeds of $6.9 million from the sale of these shares.

Note 9 – Stock-Based Compensation

At June 30, 2010, we had seven active stock-based compensation plans which provide for the granting of incentive and non-qualified stock options, restricted stock and bonuses to officers, directors, employees and consultants. The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms. Under the terms of the plans, the option exercise price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

Performance options are earned based on achievement of specifically identified performance criteria and are subject to forfeiture if such performance criteria are not met. These options usually vest ratably over a three year period, but cannot be exercised unless the options are both earned and vested. We also award incentive options from time to time which generally vest over a three or five year period. Compensation expense is recorded on a straight-line basis over the vesting periods and is based on the amount of awards expected to be earned and vested.

We grant restricted stock from time to time to certain employees. The restrictions may be based on the passage of time or the achievement of specifically identified performance criteria provided the recipient remains an employee of the Company. Compensation expense is determined at the grant date, based on the closing price of our common stock, and is recorded on a straight-line basis over the restriction period.

Compensation expense (net of estimated forfeitures) related to awards under our stock-based compensation plans for the periods ended June 30, 2010 and 2009 was approximately $2.1 million and $2.8 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to non-vested awards as of June 30, 2010 is approximately $8.6 million and is expected to be expensed in future years as follows (in thousands):

2010	$1,847
2011	2,825
2012	2,173
2013	1,078
2014	452
Thereafter	188
$8,563

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

If there are any modifications or cancellations of the underlying non-vested awards, we may be required to accelerate, increase or cancel any remaining unearned compensation expense. Future compensation expense and unrecognized compensation expense may increase to the extent that additional equity awards are granted.

A summary of the activity in our stock option plans is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, December 31, 2009	4,473,660	$3.80	4.0	$11,840,919

Granted	1,145,000	3.48
Exercised	(50,281)	2.80
Forfeited or expired	(173,786)	5.21
Balance, June 30, 2010	5,394,593	$3.70	4.2	$2,999,598

Exercisable, June 30, 2010	3,555,652	$3.52	3.4	$2,885,655

The intrinsic value of options exercised during the periods ended June 30, 2010 and 2009 was approximately $141,000 and $1.2 million, respectively.

The weighted average fair value of non-vested options and restricted stock during the period ended June 30, 2010 is as follows:
		Weighted
	Non-vested	average
	Options	fair value

Non-vested, January 1, 2010	1,296,465	$3.84

Granted	1,145,000	3.48
Vested	(428,738)	5.22
Forfeited	(173,786)	5.21
Non-vested, June 30, 2010	1,838,941	$3.24

		Weighted
	Restricted	average
	Stock	fair value

Non-vested, January 1, 2010	40,000	$6.19

Granted	1,435,000	3.50
Vested	(10,000)	4.05
Non-vested, June 30, 2010	1,465,000	$3.57

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following key assumptions:
2010
Expected term	4 - 6 yrs
Risk free interest rate	1.3% - 2.17%
Expected volatility	91.2% - 105.4%
Expected dividend yield	0%

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes stock option information for options outstanding at June 30, 2010:

	Options Outstanding
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	831,474	1.6	$1.60	$1,528,541
$2.10 - $4.20	3,025,546	5.2	3.05	1,471,056
$4.83 - $4.90	480,644	2.8	4.90	-
$5.18 - $6.79	869,071	4.2	6.51	-
$7.15 - $7.63	187,858	3.2	7.31	-
Totals	5,394,593	4.2	$3.70	$2,999,598

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes stock option information for options exercisable at June 30, 2010:

	Options Exercisable
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	788,539	1.6	$1.60	$1,452,552
$2.10 - $4.20	1,656,735	4.1	2.71	1,433,103
$4.83 - $4.90	363,712	2.8	4.90	-
$5.18 - $6.79	645,951	4.3	6.55	-
$7.15 - $7.63	100,715	3.1	7.39	-
Totals	3,555,652	3.4	$3.52	$2,885,655

Note 10 - Warrants

A summary of the activity for warrants is as follows:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, January 1, 2010	27,607,246	$4.23	2.2	$75,389,036

Granted	9,296,511	4.20
Exercised	(714,287)	5.39
Expired	(159,784)	5.17
Balance, June 30, 2010	36,029,686	$4.13	2.6	$19,517,850

Exercisable, June 30, 2010	28,029,686	$4.15	1.7	$19,517,850

The weighted average fair value of non-vested options and restricted stock during the period ended June 30, 2010 is as follows:

	Non-vested warrants
		Weighted
	Non-vested	average
	Warrants	fair value

Non-vested, January 1, 2010	-	$0.00

Granted	8,000,000	4.06
Vested	-	0.00
Forfeited	-	0.00
Non-vested, June 30, 2010	8,000,000	$4.06

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of each warrant granted during the first and second quarter of 2010 was estimated on the date of the grant using the Black-Scholes option pricing model with the following key assumptions:

2010
Expected term (in years)	2 - 5.5
Risk free interest rate	0.91% - 1.98%
Expected volatility	84% - 106%
Dvidend yield	0%

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes warrant information for warrants outstanding at June 30, 2010:

	Warrants Outstanding
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.8	$2.31	$19,517,850
$4.83 - $5.95	10,189,369	4.6	4.20	-
$7.50 - $8.88	7,058,217	1.5	7.78	-
$10.50 - $17.57	615,388	3.9	14.62	-
	36,029,686	2.6	$4.13	$19,517,850

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes warrant information for warrants exercisable at June 30, 2010:

	Warrants Exercisable
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.8	$2.31	$19,517,850
$4.83 - $5.95	2,189,369	1.6	4.74	-
$7.50 - $8.88	7,058,217	1.5	7.78	-
$10.50 - $17.57	615,388	3.9	14.62	-
	28,029,686	1.7	$4.15	$19,517,850

Note 11 – Noncontrolling Interests

The following table reconciles equity attributable to the noncontrolling interests related to Enertech, our majority-owned subsidiary (in thousands):

	Six Months
	Ended June 30,
	2010	2009

Balance, beginning of period	$1,807	$3,517
Net loss attributable to noncontrolling interests	(27)	(90)
Translation adjustments	(100)	(98)
Reduction in noncontrolling interests	-	(1,354)
Cumulative effect of change in accounting principle	-	38
Balance, end of period	$1,680	$2,013

During the period ended June 30, 2010, we made cash contributions to Enertech of approximately $12.0 million, which increased our ownership interest to 94%.

Enertech has a share-based compensation plan in which stock options to purchase Enertech common stock are granted to Enertech’s directors and employees who have contributed to Enertech’s operations.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 – Related Party Transactions

Investment in Unconsolidated Entity
On August 24, 2009, we entered into a Securities Investment and Subscription Agreement (SISA) with Think Holdings, the majority owner of Think Global, a customer of EnerDel. As of February 28, 2010, we had fulfilled our obligations under the SISA and purchased 10,826,640 shares of Series B Stock for approximately $18.8 million.

On May 5, 2010, we entered into a second Securities Investment and Subscription Agreement (Second SISA) with Think Holdings. As of June 30, 2010, we had fulfilled our obligations under the Second SISA and purchased 7,500,000 shares of Series B Stock for approximately $11.9 million.

In connection with our investment in Think Holdings under the Second SISA, we agreed to grant the Ener1 Put Option to other investees that purchases Series B Stock under the Second SISA. In accordance with applicable accounting standards, in May 2010, we initially recognized the preliminary fair value of the Ener1 Put Option by increasing the investment in unconsolidated entity by approximately $4.9 million. Subsequently, we measured the fair value of the Ener1 Put Option at June 30, 2010 and recognized $976,000 in gain on financial instruments during the period ended June 30, 2010. See Note 6, Derivative Instruments and Fair Value of Financial Instruments.

As of June 30, 2010, we owned approximately 31% of Think Holdings on a fully diluted basis, which assumes the conversion and exercise of all outstanding dilutive securities. Two directors who serve the board of directors of Ener1 also serve the board of directors of Think Holdings. In accordance with applicable accounting standards, we have accounted for this investment under the cost method as the Series B Stock is not considered to be equivalent to common stock for accounting purposes. We continue to monitor our activity with Think Holdings for potential transactions that may require the consolidation of the accounts of Think Holdings. The components of the investment in unconsolidated entity are as follows (in thousands):

	June 30,	December 31,
	2010	2009

Balance, beginning of period	$19,177	$-
Cash investment, SISA	5,752	13,022
Equity investment	-	5,830
Cash investment, Second SISA	11,867	-
Cash investment, Other	9	325
Ener1 Put Option, at inception	4,945	-
Balance, end of period	$41,750	$19,177

Convertible Line of Credit
At June 30, 2010, Bzinfin owned 100% of the common stock of Ener1 Group, which owned approximately 45% of our outstanding common stock as of June 30, 2010. In February 2010, we borrowed $5.0 million under an existing line of credit extended by Bzinfin and, in accordance with the terms of the credit agreement, issued to Bzinfin warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share. These warrants are immediately exercisable and expire two years from the date of grant. Using a Black-Scholes pricing model, the estimated fair value of the warrants of $0.3 million was recorded as a reduction in proceeds and has been accreted to interest expense over the remaining five-month term of the credit agreement.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of the convertible line of credit balance as of June 30, 2010 are as follows (in thousands, except warrants):
Convertible Line of Credit

Proceeds from advances	$16,750
Accrued interest payable at maturity	1,357
Balance, June 30, 2010	$18,107

Warrants issued	325,000

Fair value of warrants	$502

We did not repay the amount outstanding under the line of credit when it matured on July 1, 2010, as we were in negotiations at such time to amend the conversion terms of the line of credit. On August 3, 2010, we agreed with Bzinfin that all the outstanding principal and accrued interest of approximately $18.4 million under the line of credit would be converted into 5,398,785 unregistered shares of Ener1 common stock at a conversion price of $3.40 per share. In addition, as an inducement to agree to the amended conversion terms, Ener1 issued to Bzinfin a warrant to purchase up to 863,806 shares of Ener1 common stock at an exercise price of $3.40 per share (the Class A Warrant) and a warrant to purchase up to 1,457,672 shares of Ener1 common stock at an exercise price of $4.25 per share (the Class B Warrant). The Class A and Class B warrants are immediately exercisable and expire five years from the date of issuance.

From July 2, 2010 to August 2, 2010, interest accrued on the outstanding amounts under the line of credit at an annual rate of 15%. Ener1 agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the interest paid under the line of credit.

At June 30, 2010, the line of credit was reclassified as a non-current liability because we agreed with Bzinfin that all the outstanding principal and accrued interest would be settled with unregistered shares of Ener1 common stock instead of cash.

Securities Purchase Agreement with Ener1 Group
On June 1, 2010, Ener1 entered into a Securities Purchase Agreement (SPA) with Ener1 Group, which owned approximately 51% of our outstanding common stock prior to the date of the SPA. Pursuant to the SPA, Ener1 Group agreed to purchase 18,678,161 unregistered shares of Ener1 common stock, a warrant to purchase 3,000,000 shares of Ener1 common stock at an exercise price of $3.48 per share (the Class A Warrant) and a warrant to purchase 5,000,000 shares of Ener1 common stock at an exercise price of $4.40 per share (the Class B Warrant). Ener1 Group has agreed that the Class A Warrant and the Class B Warrant shall not become exercisable until the issuance of the Class A Warrant and Class B Warrant is approved by the Ener1 shareholders. If such approval is obtained, the Class A Warrant and Class B Warrant will become exercisable on December 8, 2010 and expire on December 8, 2015.

On June 3, 2010, Ener1 Group disposed of 18,000,000 shares of Ener1 common stock to two Ener1 shareholders, and effective June 9, 2010 purchased 18,678,161 shares of Ener1 common stock pursuant to the SPA for an aggregate purchase price of $65 million. Ener1 received proceeds from the sale of $63.8 million after deducting legal fees and expense of approximately $1.2 million. As of June 30, 2010, Ener1 Group owned approximately 45% of the outstanding Ener1 common stock.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ener1 Group obtained the funds to purchase the securities under the SPA from JSC VTB Bank (the Bank Loan), which loan is personally guaranteed by Mr. Boris Zingarevich. In connection with the Bank Loan, Ener1 Group and its principals pledged a portion of their shares of Ener1 common stock to JSC VTB Bank as collateral. The pledged shares represent approximately one-third of the outstanding shares of Ener1 common stock. We are not a party to the Bank Loan; however, certain events of default under the Bank Loan may be triggered as a result of Ener1’s operating results, financial position or capital raising activities. These events of default include, but not are not limited to, the failure of Ener1 Group and its affiliates to own and control at least 40% of the outstanding shares of Ener1, our failure to achieve certain minimum annual operating results, our failure to maintain a total debt to net tangible assets rations of at least 1:1, our borrowing in excess of certain thresholds, our exceeding certain capital investment limitations and our failure to maintain a listing for our common stock for trading on the Nasdaq Stock Market, the New York Stock Exchange or the NYSE Amex Stock Exchange. Ener1 agreed that if JSC VTB Bank foreclosed on the pledge shares, Ener1 would uses its commercially reasonable efforts to register the Bank’s resale of such shares.

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

We have identified three reportable operating segments: battery, fuel cell and nanotechnology. The battery business designs, develops and manufactures high-performance, rechargeable lithium-ion batteries and battery systems for energy storage in the transportation, stationary power and military markets. Our primary products for the transportation market consist of battery solutions for HEVs, PHEVs, EVs and other vehicles such as trucks and buses. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The accounting policies of the segments are the same as those described elsewhere in these footnotes.

The following table provides summarized financial information regarding our reportable operating segments (in thousands):

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
Battery	$16,047	$7,479	$26,926	$15,626
Fuel Cell	4	3	63	(7)
Nanotechnology	-	-	-	-
Unallocated	-	55	37	110
Total Net Sales	$16,051	$7,537	$27,026	$15,729

Corporate allocations:
Battery	$2,699	$2,179	$5,630	$4,832
Fuel Cell	162	244	390	526
Nanotechnology	42	68	102	177
Corporate	(2,903)	(2,491)	(6,122)	(5,535)
	$-	$-	$-	$-

Net income (loss) attributable to Ener1, Inc.
Battery	$(13,926)	$(10,304)	$(27,941)	$(19,346)
Fuel Cell	(836)	(1,049)	(1,763)	(1,981)
Nanotechnology	(251)	(312)	(527)	(703)
Reconciling amounts	(598)	(1,196)	(717)	1,861
Net loss attributable to Ener1, Inc.	$(15,611)	$(12,861)	$(30,948)	$(20,169)

	June 30,	December 31,
	2010	2009
Assets:
Battery	$212,596	$142,864
Fuel Cell	394	438
Nanotechnology	82	146
Unallocated	46,901	30,959
Total assets	$259,973	$174,407

Corporate allocations represent corporate level activity including, but not limited to, salary and benefits, stock-based compensation, and legal and professional fees which are allocated to each segment on a pro-rata basis. Reconciling amounts represent corporate level activity not specifically attributed to a segment.

We record proceeds from cost-sharing grants as a reduction of research and development expenses. Proceeds from grants were $2.5 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.

The following table provides certain segment information by geographic area (in thousands). Net sales attributed to geographic areas are based on the location where the sale originated.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales:
U.S.	$13,045	$4,795	$20,808	$10,023
South Korea	13,952	5,038	22,102	12,662
Intersegment transfers	(10,946)	(2,296)	(15,884)	(6,956)
Total net sales	$16,051	$7,537	$27,026	$15,729

Net income (loss) attributable to Ener1, Inc.
U.S.	$(15,552)	$(11,851)	$(29,499)	$(19,267)
South Korea	78	(1,064)	(1,016)	(778)
Intersegment transfers	(137)	54	(433)	(124)
Net loss attributable to Ener1, Inc.	$(15,611)	$(12,861)	$(30,948)	$(20,169)

	June 30,	December 31,
	2010	2009
Assets:
U.S.	$192,882	$111,702
South Korea	67,091	62,705
Total assets	$259,973	$174,407

We are dependent on several large clients for a significant portion of net sales. Sales from customers accounting for 10% or more of net sales are as follows (in thousands):

	Six Months Ended
	June 30,
	2010		2009
Symbol Technologies (Motorola)	$7,249	27%	$2,714	17%
Think Global	3,536	13%	-	0%
Bren-Tronics	2,688	10%	975	6%
Li-Tec Battery	1,311	5%	1,925	12%
	$14,784		$5,614

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 – Commitments and Contingencies

Litigation
Ener1 receives communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, product liability claims, and allegations that certain of its products infringe the patent rights of other third parties. Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows. As of June 30, 2010, there were no material pending legal proceedings.

Purchase Commitments
Ener1 has outstanding commitments with and submitted purchase order to various suppliers to purchase machinery, equipment and inventory. These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $32.1million as of June 30, 2010.

Change in Control Provisions in Certain Agreements
Ener1 has entered into employment agreements with certain key employees and executive officers, with terms ranging in duration from six months to three years. These agreements require Ener1 to make severance payments to these individuals if their employment is terminated under circumstances specified in the agreements. The maximum contingent liability pursuant to these provisions is $1.7 million.

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

We design, develop and manufacture high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage in the transportation, stationary power and military markets. Our primary products for the transportation market consist of battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses. In May 2010, we commenced commercial production and shipment of lithium-ion battery packs for Think Global, an EV manufacturer in Norway. We made a strategic investment in Think Holdings, the majority owner of Think Global, in 2009 and 2010 and own approximately 31% of the equity of Think Holdings on a fully diluted basis and control 33% of the outstanding voting power in Think Holdings as of June 30, 2010.

In addition to solutions for the transportation industry, our lithium-ion battery chemistries and technologies offer advantages for storage applications in energy infrastructure, renewable energy, military, aerospace, industrial and other markets. Enertech International, Inc. (Enertech), our South Korean subsidiary, sells commercial lithium-ion batteries for products such as Motorola’s hand-held scanners.

We manufacture and assemble batteries in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through our subsidiary Enertech, and are currently expanding production capacity of cells at our facilities in both countries.

In August 2009, we were awarded a grant of $118.5 million from the United States Department of Energy (DOE) under the Automotive Battery Manufacturing Initiative (ABMI) to help finance our United States battery plant capacity expansion. We are reimbursed under the grant as we make equipment purchases, and we are required to match grant proceeds with an equal amount of our own funds. Using funds provided under the ABMI, we are currently in the process of expanding our production capacity in Indiana. We expect our worldwide automotive production capacity will increase, during 2011, to the equivalent of  900 EV packs per month as a result of our battery plant expansion.

We have also applied to the DOE for a long-term low interest loan of approximately $290.0 million under the Advanced Technology Vehicle Manufacturing Incentives Program (ATVM). We would use the proceeds of this loan to further expand our battery production capacity. We are currently negotiating a term sheet in connection with this loan. If we receive an ATVM loan, the ATVM loan program will require us to match every eighty cents of loan proceeds with twenty cents of our own investment. Indiana state and local government authorities have also provided us approximately $80.0 million of grants and tax offsets to assist in our expansion plans. With proceeds under the ATVM loan, if approved, and combined with the funds available to us under the ABMI program and the State of Indiana incentives, we plan to increase our domestic production capacity to an estimated manufacturing capacity of 120,000 equivalent EV battery packs per year.

We believe that a confluence of market forces and government policy initiatives may lead to a transition from oil-fueled vehicles and energy inefficient electricity production to electric vehicles and efficient grid storage and energy management. Governments in Europe and in the United States have been encouraging HEV and EV manufacturing and purchases through incentive programs while discouraging manufacturing vehicles with heavy gasoline usage. In 2007, the United States adopted a new Corporate Average Fuel Economy (CAFE) standard of 35 miles per gallon which must be achieved by the year 2020. In April 2010, the Department of Transportation’s National Highway Traffic Safety Administration and the Environmental Protection Agency issued final rules establishing fuel economy standards that increase each year, reaching an estimated 34.1 miles per gallon for the combined industry-wide fleet for the 2016 model year. The European Economic Community adopted stringent carbon dioxide emissions standards of less than 130 grams per kilometer in 2010 and 95 grams by 2015. We believe that these standards and rules will likely require many automobile manufacturers to adopt some form of electric cars, trucks and buses. The automotive industry has plans to introduce additional HEV, EV and PHEV models, the introduction of which is expected to increase the total number of electric vehicle models available worldwide to approximately 120 by the end of 2012.

Financial Highlights
In January 2010, we entered into an Open Market Sale Agreement with Jefferies, engaging Jefferies to sell, on our behalf, shares of Ener1 common stock with an aggregate sales price of up to $60.0 million. We began selling shares under the Open Market Sale Agreement in February 2010. As of June 30, 2010, we sold 1,200,093 shares for an aggregate sales price of $5.3 million, at an average price of $4.38 per share. After deducting fees and expense of $254,000, we received net proceeds of $5.0 million from the sale of these shares. Through August 2, 2010, we have sold a total of 1,792,600 shares for an aggregate sales price of $7.2 million, at an average price of $4.02 per share. After deducting fees and expense of approximately $313,000, we received net proceeds of $6.9 million from the sale of these shares.

In February 2010, Ener1 participated in the third and final closing under a Securities Investment and Subscription Agreement (SISA) with Think Holdings and purchased 3,360,105 shares of Think Holdings Series B Convertible Preferred Stock (Series B Stock) for approximately $5.8 million. On May 5, 2010, we entered into a second Securities Investment and Subscription Agreement (Second SISA) with Think Holdings and as of June 30, 2010, we had purchased 7,500,000 shares of Series B Stock for approximately $11.9 million under this agreement. As of June 30, 2010, we owned approximately 31% of Think Holdings on a fully diluted basis, which assumes the conversion and exercise of all outstanding securities.

Ener1 agreed that certain investors that purchased Series B Stock could require Ener1 to issue shares of Ener1 common stock to the investors in exchange for their shares of Series B Stock and half of their warrants to purchase Series B Stock (the Ener1 Put Option). If an investor exercises its Ener1 Put Option, one share of Series B Stock will be deemed to have a value of $1.67. The Ener1 common stock issued in exchange for Series B Stock will be valued based on the preceding 15-day volume weighted average price of Ener1 common stock, with a floor of $4.00 per share. Investors have until May 2011 to exercise the Ener1 Put Option and, upon exercise, would receive unregistered shares of Ener1 common stock. The total amount of Ener1 common stock issuable upon exercise of the Ener1 Put Option is capped at $27.5 million. We prelimiarily valued the Ener1 Put Option at fair value and increased the investment in unconsolidated entity for approximately $4.9 million.

In March 2010, Ener1 entered into a Credit Agreement with Credit Suisse as lender and borrowed $15.0 million for general corporate purposes. We repaid all amounts borrowed under this agreement on June 23, 2010. Interest was payable monthly at the London Interbank Offering Rate (LIBOR) plus 5% per annum. In addition, Ener1 issued warrants to Credit Suisse to purchase up to 1,046,511 shares of Ener1 common stock at an exercise price of $4.30 per share (the Credit Suisse Warrants). The warrants are immediately exercisable and expire on March 23, 2012. Commitment fees and legal fees associated with closing the Credit Facility totaled approximately $273,000.

Ener1 also entered into an Engagement Letter with Credit Suisse for advisory services that obligates Ener1 to offer Credit Suisse the lead role in any future public offerings of Ener1 securities and entitles Credit Suisse to receive minimum fees of $1.8 million prior to September 23, 2011. This minimum fee is payable whether or not Ener1 undertakes a public offering.

In May 2010, we entered into a letter of intent to form a battery cell manufacturing joint venture and a battery pack manufacturing joint venture (together, the Joint Ventures), with Wanxiang EV CO. LTD (Wanxiang), the electric vehicle division of Wanxiang Group. If the Joint Ventures are formed, the primary manufacturing location of the Joint Ventures will be at Wanxiang’s facility in Hangzhou, China, they will be managed by executives appointed by Ener1 and Wanxiang and they will seek to begin producing battery systems for Wanxiang’s customers by the end of 2010. Wanxiang and Ener1 will initially own 60% and 40%, respectively, of the Joint Ventures; however, Ener1 will have the right to increase its ownership interest up to 49%. The formation of the Joint Ventures under the letter of intent is subject to certain conditions, including; the completion of final due diligence by both parties, the negotiation and execution of definitive agreements and obtaining requisite government and board approvals.

Effective June 9, 2010, Ener1 Group purchased from Ener1 18,678,161 unregistered shares of Ener1 common stock, a warrant to purchase 3,000,000 shares of Ener1 common stock at an exercise price of $3.48 per share and a warrant to purchase 5,000,000 shares of Ener1 common stock at an exercise price of $4.40 per share pursuant to a Stock Purchase Agreement for an aggregate purchase price of $65 million. Ener1 received $63.8 million in proceeds after deducting legal fees and expenses of approximately $1.2 million. Ener1 Group has agreed that the warrants shall not become exercisable until the issuance of the warrants is approved by the Ener1 shareholders. If such approval is obtained, the warrants will become exercisable on December 8, 2010 and expire on December 8, 2015.

As of June 30, 2010, Ener1 Group and Bzinfin, the owner of Ener1 Group, collectively owned approximately 47.7% of our outstanding common stock and, with warrants and convertible securities, beneficially owned approximately 59.6% of our shares outstanding on a fully diluted basis. On August 3, 2010, we agreed with Bzinfin that all the outstanding principal and accrued interest of approximately $18.4 million under the line of credit would be converted into 5,398,785 unregistered shares of Ener1 common stock at a conversion price of $3.40 per share. In addition, as an inducement to agree to the amended conversion terms, Ener1 issued to Bzinfin a warrant to purchase up to 863,806 shares of Ener1 common stock at an exercise price of $3.40 per share (the Class A Warrant) and a warrant to purchase up to 1,457,672 shares of Ener1 common stock at an exercise price of $4.25 per share (the Class B Warrant). The Class A and Class B warrants are immediately exercisable and expire five years from the date of issuance. After taking into consideration the conversion of the line of credit and the issuance of the Class A Warrant and Class B Warrant, Ener1 Group and Bzinfin collectively owned 49.4% of our outstanding common stock and, with warrants, beneficially owned 60.4% of our shares on a fully diluted basis.

Results of Operations

Three Months ended June 30, 2010 compared to the Three Months ended June 30, 2009
The following information has been derived from the accompanying unaudited consolidated financial statements for the three months ended June 30, 2010 and 2009 and is presented in thousands.

	June 30,		Change
	2010	2009	$	%
Net sales	$16,051	$7,537	$8,514	113%
Cost of sales	13,982	6,360	7,622	120%
Gross profit	2,069	1,177	892	76%

Operating expenses:
General and administrative	4,940	3,741	1,199	32%
Research and development, net	10,958	7,452	3,506	47%
Grant proceeds recognized	(41)	-	(41)	n/a
Depreciation and amortization	1,472	1,354	118	9%
Total operating expenses	17,329	12,547	4,782	38%
Loss from operations	(15,260)	(11,370)	(3,890)	34%

Other income (expense):
Interest expense	(4,360)	(1,419)	(2,941)	207%
Gain on derivative liabilities	2,458	5	2,453	49060%
Gain on financial instruments	976	-	976	n/a
Foreign currency gain (loss)	609	(303)	912	-301%
Other	59	62	(3)	-5%
Total other income (expense)	(258)	(1,655)	1,397	-84%

Loss before income taxes	(15,518)	(13,025)	(2,493)	19%
Income tax benefit	(6)	(35)	29	-83%
Net loss	(15,512)	(12,990)	(2,522)	19%
Net income (loss) attributable to noncontrolling interests	99	(129)	228	-177%
Net loss attributable to Ener1, Inc.	$(15,611)	$(12,861)	$(2,750)

 Net sales, Cost of sales and Gross profit
The increase in net sales is due to an increase in EV battery pack commercial sales to Think Global of approximately $3.4 million as shipments to Think Global under our Supply Agreement commenced in May 2010, and an increase in EV battery pack prototype sales to various customers of approximately $392,000. In addition, domestic sales of small cell battery packs to commercial customers increased approximately $3.8 million due to an increase in demand.

Cost of sales increased at a faster rate than net sales increased as a result of start-up costs for EV battery cell production. We expect cost of sales to continue increasing at a faster rate than net sales until we achieve the production levels upon which our standard costs are based. Cost of sales also includes depreciation expense of approximately $876,000 for the three months ended June 30, 2010, an increase of approximately $308,000 or 54%, which is primarily due to battery manufacturing and production equipment placed in service in late 2009.

General and administrative expense
General and administrative expenses increased primarily due to an increase in salary and benefits of $470,000 resulting from the increase in our management team and their compensation and an increase in stock-based compensation and bonuses of $472,000 during the three months ended June 30, 2010. Legal and professional fees increased $232,000, of which $115,000 was for investor, government, media, and public relations professional services.

Research and development expense
Research and development expenses increased primarily due to an increase in salaries and benefits of $2.9 million as a result of the increase in our workforce, which is partially offset by a decrease of $866,000 in stock-based compensation. Materials and non-capitalized equipment increased $1.5 million as commercial production continued to ramp up and EV battery pack prototype sales increased. Facilities-related expenses increased approximately $455,000 primarily due to rent and utilities for our Mt. Comfort, Indiana facility, which we commenced leasing in February 2010. These increases have been partially offset by a decrease in professional fees of $332,000 related to legal fees incurred for filing, maintaining and protecting our patents and technology.

We present proceeds from the ABMI grant that are used to pay operating expenses as a reduction of research and development expenses. These proceeds totaled approximately $484,000 during the three months ended June 30, 2010. There were no ABMI grant proceeds received during the same period of the prior year.

We also present proceeds from our cost-sharing arrangements with federal government agencies as a reduction of research and development expenses. Proceeds received under these cost-sharing arrangements were $715,000 and $869,000 for the three months in the periods ended June 30, 2010 and 2009, respectively.

Grant proceeds recognized
Proceeds from government grants related to asset purchases are recorded as deferred grant proceeds and recognized as a reduction of operating expense over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge. We begin depreciating purchased assets on the date the assets are placed in service. During the three months ended June 30, 2010, we recognized approximately $41,000 in grant proceeds.

Depreciation and amortization expense
Depreciation expense, included in operating expenses, increased $276,000 as a direct result of the increase in our property and equipment and is reflected in the consolidated statement of operations as follows (in thousands):
	June 30,		Change
	2010	2009	$	%
Depreciation expense:
Cost of sales	$876	$568	$308	54%
Operating expenses	950	674	276	41%
Total depreciation expense	$1,826	$1,242	$584	47%

Amortization expense:
Operating expenses	522	680	(158)	-23%

Total depreciation and amortization	$2,348	$1,922	$426	22%

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments, as well as debt issuances costs. The cash and non-cash components of interest expense are (in thousands):
	June 30,		Change
	2010	2009	$	%
Cash	$433	$263	$170	65%
Non-cash	3,927	1,156	2,771	240%
Total interest expense	$4,360	$1,419	$2,941	207%

The increase in interest expense is due to the $4.0 million increase in short-term borrowings during the three months ended June 30, 2010. Of the total $3.9 million in non-cash interest expense for the period ended June 30, 2010, $3.5 million or 90% represents the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants issued in connection with debt financing arrangements and the beneficial conversion feature associated with our convertible line of credit.

Gain on derivative liabilities
The increase in gain on derivative liabilities during the three months ended June 30, 2010 is due to the issuance of the Credit Suisse Warrants, which contain dilution protection features, in April 2010 and the overall decline in the fair value of derivative liabilities primarily due to the decline in the price of Ener1 common stock.

Gain on financial instruments
The increase in gain on financial instruments during the three months ended June 30, 2010 is due to the decline in the fair value of the Ener1 Put Option, which was granted in May 2010, as a result of the decline in the price of Ener1 common stock.

Six Months ended June 30, 2010 as compared to the Six Months Ended June 30, 2009
The following information has been derived from the accompanying unaudited consolidated financial statements for the six months ended June 30, 2010 and 2009 and is presented in thousands.

	June 30,		Change
	2010	2009	$	%
Net sales	$27,026	$15,729	$11,297	72%
Cost of sales	23,810	13,163	10,647	81%
Gross profit	3,216	2,566	650	25%

Operating expenses:
General and administrative	10,169	8,358	1,811	22%
Research and development, net	20,824	13,714	7,110	52%
Grant proceeds recognized	(69)	-	(69)	n/a
Depreciation and amortization	2,821	2,462	359	15%
Total operating expenses	33,745	24,534	9,211	38%
Loss from operations	(30,529)	(21,968)	(8,561)	39%

Other income (expense):
Interest expense	(6,362)	(2,736)	(3,626)	133%
Gain on derivative liabilities	3,983	3,917	66	2%
Gain on financial instruments	976	-	976	n/a
Foreign currency gain	559	368	191	52%
Other	408	162	246	152%
Total other income (expense)	(436)	1,711	(2,147)	-125%

Loss before income taxes	(30,965)	(20,257)	(10,708)	53%
Income tax expense	10	2	8	400%
Net loss	(30,975)	(20,259)	(10,716)	53%
Net loss attributable to noncontrolling interests	(27)	(90)	63	-70%
Net loss attributable to Ener1, Inc.	$(30,948)	$(20,169)	$(10,779)

Net sales, Cost of sales and Gross profit
The increase in net sales is due to an increase in EV battery pack commercial sales to Think Global of approximately $3.4 million as shipments to Think Global under our Supply Agreement commenced in May 2010 and an increase in EV battery pack prototype sales to various customers of approximately $878,000. Domestic sales of small cell battery packs to commercial customers increased approximately $5.6 million due to an increase in demand.

Cost of sales increased at a faster rate than net sales increased as a result of start-up costs for EV battery cell production. We expect cost of sales to continue increasing at a faster rate than net sales until we achieve the levels of production upon which our standard costs are based. Also included in cost of sales is depreciation expense of approximately $1.7 million for the six months ended June 30, 2010, an increase of approximately $563,000 or 50%, primarily due to battery manufacturing and production equipment placed in service in late 2009.

General and administrative expense
General and administrative expenses increased primarily due to an increase in salary and benefits of $1.1 million. Legal and professional fees increased $457,000, of which $341,000 was for investor, government, media and public relations professional services. Travel and facilities-related expenses increased $130,000. Freight expense increased $82,000. These increases have been partially offset by a decrease in bad debt expense of $78,000.

Research and development expense
Research and development expenses increased primarily due to an increase in salaries and benefits of $5.4 million as a result of the increase in our workforce, which was partially offset by a decrease of $734,000 in stock-based compensation. Facilities-related expenses increased approximately $785,000 primarily due to rent and utilities for our Mt. Comfort, Indiana facility, which we commenced leasing in February 2010. Materials and non-capitalized equipment increased $2.2 million as commercial production continued to ramp up and EV bettery pack prototype sales increased. These increases have been partially offset by a decrease in professional fees of $277,000 related to legal fees incurred for filing, maintaining and protecting our patents and technology.

We present proceeds from the ABMI grant that are used to pay operating expenses as a reduction of research and development expenses. These proceeds totaled approximately $952,000 during the six months ended June 30, 2010. There were no ABMI grant proceeds received during the same period of the prior year.

We also present proceeds from our cost-sharing arrangements with federal government agencies as a reduction of research and development expenses. Proceeds received under these cost-sharing arrangements were $1.6 million and $2.1 million for the periods ended June 30, 2010 and 2009, respectively.

Grant proceeds recognized
Proceeds from government grants related to asset purchases are recorded as deferred grant proceeds and recognized as a reduction of operating expense over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge. We begin depreciating purchased assets on the date the assets are placed in service. During the six months ended June 30, 2010 we recognized approximately $69,000 in grant proceeds.

Depreciation and amortization expense
Depreciation expense, included in operating expenses, increased $382,000 as a direct result of the increase in our property and equipment and is reflected in the condsolidated statment of operations as follows (in thousands):
	June 30,		Change
	2010	2009	$	%
Depreciation expense:
Cost of sales	$1,694	$1,131	$563	50%
Operating expenses	1,773	1,391	382	27%
Total depreciation expense	$3,467	$2,522	$945	37%

Amortization expense:
Operating expenses	1,048	1,071	(23)	-2%

Total depreciation and amortization	$4,515	$3,593	$922	26%

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments, as well as debt issuances costs. The cash and non-cash components of interest expense are (in thousands):
	June 30,		Change
	2010	2009	$	%
Cash	$563	$539	$24	4%
Non-cash	5,799	2,197	3,602	164%
Total interest expense	$6,362	$2,736	$3,626	133%

The increase in interest expense is due to a $19.5 million increase in short-term borrowings. Of the total $5.8 million in non-cash interest expense for the period ended June 30, 2010, $4.9 million or 84% represents the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants issued in connection with debt financing arrangements and the beneficial conversion feature associated with our convertible line of credit.

Gain on derivative liabilities
The increase in gain on derivative liabilities during the six months ended June 30, 2010 is related to the issuance in April 2010 of the Credit Suisse Warrants which contain dilution protection features, the expiration of the dilution protection feature contained in certain free standing warrants that expired during the period ended March 31, 2009 and an overall decline in the price of Ener1 common stock, which resulted in a decline in the fair value of the derivative liability.

Gain on financial instruments
The increase in gain on financial instruments during the six months ended June 30, 2010 is due to the decline in the fair value of the Ener1 Put Option, which was granted in May 2010, as a result of the overall decline in the price of Ener1 common stock as of June 30, 2010.

Liquidity and Capital Resources
At June 30, 2010, the Company had cash and cash equivalents of $9.9 million, restricted cash of $3.9 million and working capital of $5.8 million.

Cash Flow Summary
The following information has been derived from the accompanying unaudited consolidated financial statements for the six months ended June 30, 2010 and 2009 and is presented in thousands. Cash and cash equivalents decreased by $4.4 million during the period ended June 30, 2010. The change in cash and cash equivalents is as follows (in thousands):

	Six Months Ended
	June 30,
	2010	2009

Net loss	$(30,975)	$(20,259)
Non-cash items	6,627	5,038
Decrease in working capital items	(3,467)	(3,490)
Operating activities	(27,815)	(18,711)
Investing activities	(47,950)	(6,728)
Financing activities	71,271	20,040
Effects of exchange rates	114	166
Net decrease in cash and cash equivalents	$(4,380)	$(5,233)
Cash and cash equivalents - beginning balance	14,314	11,229
Cash and cash equivalents - ending balance	$9,934	$5,996

Operating Activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of depreciation and amortization, stock-based compensation and interest expense, which are partially offset by the gain on derivative liabilities and financial instruments.

Net cash used in operating activities increased $9.1 million during the period ended June 30, 2010, as compared to the same period in 2009 due primarily to the increase in our net loss of $10.7 million, partially offset by the increase in non-cash items of $1.6 million. Non-cash items increased primarily due to the increase in non-cash interest expense related to the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants issued in connection with debt financing arrangements and the beneficial conversion feature associated with our convertible line of credit.

Investing activities
Net cash used in investing activities for the period ended June 30, 2010 was $48.0 million, compared to $6.7 million for the period ended June 30, 2009. This increase is comprised primarily of $30.0 million in net cash used for purchases of property, plant and equipment as we continue to execute our capital expansion plan. In addition, our investment in Think Holdings increased $17.6 million as a result of our purchase of additional equity securities from Think Holdings during the period ended June 30, 2010.

Financing activities
Net cash provided by financing activities for the period ended June 30, 2010 was $71.3 million, compared to $20.0 million for the same period ended 2009. The increase is due to proceeds from sales of Ener1 common stock of $68.8 million and an increase in proceeds from borrowings of $19.5 million during the period ended June 30, 2010. These increases have been partially offset by the increase in repayments of borrowings and capital leases of $15.2 million.

In January 2010, we entered into an Open Market Sale Agreement under which we may sell up to $60.0 million in shares of Ener1 common stock. These sales are effected by Jefferies & Company, Inc., acting as our agent. Between February 3, 2010 and June 30, 2010, we sold 1,200,093 shares for net proceeds totaling $5.0 million.

In March 2010, we entered into the Credit Facility and borrowed $15.0 million, net of $273,000 of fees and costs. The Credit Facility was repaid in June 2010.

Effective June 9, 2010, Ener1 Group purchased 18,678,161 shares of Ener1 common stock and warrants pursuant to a Stock Purchase Agreement for an aggregate purchase price of $65 million, of which Ener1 received $63.8 million after deducting legal fees and expenses of approximately $1.2 million.

Management’s Assessment of Liquidity
In addition to our available cash on hand, our sources of liquidity during the period ended June 30, 2010 included committed credit lines and credit facilities for equipment purchases and operating expenses. During the six months ended June 30, 2010, we borrowed an additional $5.0 million under an existing credit line with Bzinfin and entered into the Credit Facility with Credit Suisse under which we borrowed and then repaid $15.0 million.

We have historically financed, and expect to continue to finance, our operations through public and private offerings of debt and equity securities. During the six months ended June 30, 2010, we raised net proceeds of $68.8 million through public and private offerings of our common stock. Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions. Since 2008, the global financial markets have experienced significant price and volume fluctuations. Volatility in debt and equity markets may adversely affect our ability to procure future financing.

Under our 2010 capital expenditure plans, we intend to spend $63.0 million at our Indiana facilities and $12.0 million at our Korea facility to increase our cell and battery pack production capacity. These plans are designed to reach capacity levels in 2011 that would enable us to produce the equivalent of an estimated 900 EV packs per month. In January 2010, we began utilizing the funds available to us under AMBI grant awarded to us by the DOE in August 2009 to execute our 2010 capital expansion strategy for our Indiana facility. To date, through July 21, 2010, we have invested $53.2 million in manufacturing equipment and capacity expansion for our production facilities in Indiana. Under the terms of the DOE grant $26.6 million of these costs have been funded under the grant. We also invested $12.0 million in additional manufacturing equipment and capacity expansion at our existing Enertech facility.

We expect to receive $5.7 million from our active cost-sharing arrangements with the DOE and the United States Advanced Battery Consortium through September 2012, which will reduce our future research and development expenses.

We have applied for a long-term, low interest loan of between $275 million and $300 million under the DOE ATVM loan program. We would use the proceeds of this loan to further expand our battery production capacity in Indiana. If we received an ATVM loan, the ATVM loan program will require us to match every eighty cents of loan proceeds with twenty cents of our own investment. Funds received pursuant to the ATVM loan program are restricted to the purchase of equipment and are subject to terms and conditions for equipment grants by the DOE. We are currently negotiating a term sheet in connection with this loan.

Bzinfin has extended a convertible line of credit to us. On August 3, 2010, we agreed with Bzinfin that all the outstanding principal and accrued interest of approximately $18.4 million under the line of credit would be converted into 5,398,785 unregistered shares of Ener1 common stock at a conversion price of $3.40 per share. In addition, as an inducement to agree to the amended conversion terms, we issued to Bzinfin a warrant to purchase up to 863,806 shares of Ener1 common stock at an exercise price of $3.40 per share (the Class A Warrant) and a warrant to purchase up to 1,457,672 shares of Ener1 common stock at an exercise price of $4.25 per share (the Class B Warrant). The Class A and Class B warrants are immediately exercisable and expire five years from the date of issuance. These warrants were, and the shares of common stock will be, issued to Bzinfin in private placements to an accredited investor that are exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4(2) of such act and Rule 506 thereunder. We also agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the interest paid under the line of credit.

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of June 30, 2010. We plan to utilize the proceeds from sales of common stock pursuant to the Open Market Sale Agreement and other possible sources to fund operations and the planned purchase of production equipment and manufacturing plant assets.

Contractual Obligations
Purchase commitments
Ener1 has outstanding commitments with, and has submitted purchase orders to, various suppliers to purchase machinery, equipment and inventory. These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $32.1 million as of June 30, 2010.

During the period ended June 30, 2010, Ener1 entered into capital lease obligations for certain battery production equipment totaling approximately $640,000, payable over the next two to ten years. In addition, in February 2010, EnerDel entered into a two-year lease for approximately 211,500 square feet of industrial space located in Mt. Comfort, Indiana. The annual base rent under the initial two-year term of the lease is approximately $780,000.

Change in Control Provisions in Certain Agreements
Ener1 has entered into employment agreements with certain key employees and executive officers, with terms ranging in duration from six months to three years. These agreements require Ener1 to make certain severance payments to these individuals if their employment is terminated under circumstances specified in the agreements. The maximum contingent liability pursuant to these provisions is $1.7 million.

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

We conduct a portion of our business in foreign countries and are subject to transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We do not have any long term supply agreements with suppliers as of June 30, 2010, but we are exposed to currency exchange risk when purchases are denominated in a foreign currency. Currently, the majority of our principal suppliers are based in China, Japan and Korea and we may not be able to negotiate payment terms that are denominated in United States Dollars. As a result, any future decline in the United States Dollar against the Chinese Yuan, the Japanese Yen or the Korean Won will increase the amount we may have to pay to our suppliers and could have material impact on our financial condition, results of operations and cash flows.

In addition, we are exposed to fluctuations in foreign exchange rates from translating the results of our Korean and Japanese operations to United States Dollars. At June 30, 2010 and December 31, 2009, the translation adjustment recognized in accumulated comprehensive income was $2.6 million and $4.9 million, respectively.

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

As of June 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, such disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of June 30, 2010, there are no material pending legal proceedings.

Item 1A. Risk Factors.

Refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 for a discussion of our risk factors.

Item 6. Exhibits.

See exhibits listed under the Exhibit Index below.

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: August 5, 2010	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer, Chairman
(Principal Executive Officer)

Dated: August 5, 2010	by:	/s/ Gerard A. Herlihy
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

3.7	Amendment to By-laws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005, SEC File No. 000-21138.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed April 24, 2008.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed July 22, 2008.

3.11	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed December 11, 2008.

3.12	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit of the Registrant’s Schedule 14C filed June 11, 2010.

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

4.19	*	Warrant Agreement with Ener1 Group, Inc., dated as of June 8, 2010, to purchase 3,000,000 shares of Common Stock of the Registrant at a price per share of $3.48 (Class A Warrant).

4.20	*	Warrant Agreement with Ener1 Group, Inc., dated as of June 8, 2010, to purchase 5,000,000 shares of Common Stock of the Registrant at a price per share of $4.40 (Class B Warrant).

4.21	*	Warrant Agreement with Bzinfin, S.A., dated as of August 3, 2010, to purchase 863,806 shares of Common Stock of the Registrant at a price per share of $3.40 (Class A Warrant).

4.22	*	Warrant Agreement with Bzinfin, S.A., dated as of August 3, 2010, to purchase 1,457,672 shares of Common Stock of the Registrant at a price per share of $4.25 (Class B Warrant).

10.1		Securities and Investment Subscription Agreement with Think Holdings, AS, dated May 5, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q dated May 10, 2010.

10.2		Amended and Restated Shareholders Agreement with Think Holdings, AS, dated May 5, 2010, incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated May 10, 2010.

10.3		Binding Letter of Intent for Joint Venture between Wanxiang and Ener1, dated May 27, 2010, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated June 3, 2010.

10.4		Employment Agreement with Charles Gassenheimer, dated June 22, 2010, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated June 23, 2010.

10.5		Employment Agreement with Nicholas Brunero, dated June 30,2010, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated June 30, 2010.

10.6	*	Securities Purchase Agreement with Ener1 Group, Inc., dated June 1, 2010.

10.7	*	Conversion Agreement with Bzinfin, S.A., dated August 3, 2010.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	‡	Section 1350 Certification of Chief Executive Officer.

32.2	‡	Section 1350 Certification of Chief Financial Officer.

* Filed herewith.
‡ Furnished herewith.