Form 10-Q
period 2010-09-30
ENER1 INC
filed 2010-11-04
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of October 29, 2010
Common Stock, par value $0.01 per share	162,671,465

ENER1, INC.

Form 10-Q for the Quarter Ended September 30, 2010

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

	Consolidated Statements of Operations for the three and nine months
	ended September 30, 2010 and 2009	3

	Consolidated Statements of Changes in Stockholders’ Equity for the nine
	months ended September 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2010 and 2009	5

	Notes to Unaudited Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 6.	Exhibits	59

Signatures		60

PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements
ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$34,009	$14,314
Restricted cash	18,094	3,668
Accounts receivable, net of allowance of $565 and $865	13,962	6,350
Grant receivable	5,235	-
Inventories, net of provision for obsolescence of $1,789 and $1,296	21,047	10,415
Prepaid expenses and other current assets	3,639	2,020
Total current assets	95,986	36,767

Deferred financing costs, net of amortization of $2,769 and $177	2,262	268
Property and equipment, net of accumulated depreciation of $13,701 and $8,340	117,227	52,903
Intangible assets, net of accumulated amortization of $4,334 and $2,736	11,681	13,230
Investment in unconsolidated entity	41,750	19,177
Goodwill	51,754	51,019
Other	1,087	1,043
Total assets	$321,747	$174,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,955	$14,268
Deferred grant proceeds, current portion	429	-
Income taxes payable	336	329
Convertible line of credit and accrued interest due to related party, net	-	10,516
Current portion of capital leases and other debt obligations	31,565	15,373
Total current liabilities	59,285	40,486

Deferred grant proceeds, less current portion	28,092	-
Derivative liabilities	12,082	6,871
Financial instruments	4,436	-
Long-term debt	45,126	7,368
Other long-term liabilities	1,855	1,281
Deferred income tax liabilities	296	402
Total liabilities	151,172	56,408

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 235,714,286 shares authorized,
151,660,747 and 124,375,196 issued and outstanding	1,519	1,245
Paid in capital	560,657	451,592
Accumulated other comprehensive income	6,059	4,860
Accumulated deficit	(399,402)	(341,505)
Total Ener1, Inc. stockholders' equity	168,833	116,192
Noncontrolling interests	1,742	1,807
Total stockholders' equity	170,575	117,999
Total liabilities and stockholders' equity	$321,747	$174,407

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net sales	$17,262	$8,117	$44,288	$23,846
Cost of sales	15,164	7,693	38,974	20,856
Gross profit	2,098	424	5,314	2,990

Operating expenses:
General and administrative	7,522	4,317	18,517	12,675
Research and development, net	3,714	7,556	23,712	21,270
Grant proceeds recognized	(92)	-	(161)	-
Depreciation and amortization	1,587	1,304	4,408	3,766
Total operating expenses	12,731	13,177	46,476	37,711

Loss from operations	(10,633)	(12,753)	(41,162)	(34,721)

Other income (expense)	(16,275)	(3,343)	(16,711)	(1,632)

Loss before income taxes	(26,908)	(16,096)	(57,873)	(36,353)
Income tax expense (benefit)	81	(24)	91	(22)

Net loss	(26,989)	(16,072)	(57,964)	(36,331)
Net loss attributable to noncontrolling interests	(40)	(235)	(67)	(325)

Net loss attributable to Ener1, Inc.	$(26,949)	$(15,837)	$(57,897)	$(36,006)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.18)	$(0.14)	$(0.43)	$(0.31)

Diluted	$(0.18)	$(0.14)	$(0.45)	$(0.32)

Weighted average shares outstanding
Basic	148,632	117,238	135,200	114,851

Diluted	148,632	117,238	135,255	114,892

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited, in thousands)

			Accumulated
			Other			Total
	Common	Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Capital	Income (Loss)	Deficit	Interest	Equity

Balance at December 31, 2008	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	(36,006)	(325)	(36,331)
Translation adjustment	-	-	2,386	-	67	2,453
Total comprehensive loss					(258)	(33,878)
Shares sold for cash, net of costs	60	38,384	-	-	-	38,444
Stock option and warrant exercises	8	684	-	-	-	692
Shares issued for additional noncontrolling interest	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	-	8	-	-	-	8
Shares issued for investment in unconsolidated entity	9	5,821	-	-	-	5,830
Cumulative effect of change in accounting principle	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	2,746	-	-	-	2,746
Warrants issued to related party as borrowing
fees under a line of credit agreement	-	1,703	-	-	-	1,703
Early extinguishment of related party debt	-	(3,553)	-	-	-	(3,553)
Beneficial conversion value of related party debt	-	2,816	-	-	-	2,816
Stock-based compensation expense	-	3,470	-	-	-	3,470
Balance at September 30, 2009	$1,213	$430,902	$3,982	$(326,507)	$1,943	$111,533

			Accumulated
			Other			Total
	Common	Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Capital	Income	Deficit	Interests	Equity

Balance at December 31, 2009	$1,245	$451,592	$4,860	$(341,505)	$1,807	$117,999

Comprehensive loss:
Net loss	-	-	-	(57,897)	(67)	(57,964)
Translation adjustment	-	-	1,199	-	2	1,201
Total comprehensive loss					(65)	(56,763)
Shares sold for cash, net of costs	21	7,739	-	-	-	7,760
Shares sold for cash, net of costs, related party	187	63,303	-	-	-	63,490
Shares and warrants issued with unsecured senior notes	10	3,075	-	-	-	3,085
Stock option and warrant exercises	2	170	-	-	-	172
Reduction in derivative liability	-	297	-	-	-	297
Conversion of related party debt	54	31,020	-	-	-	31,074
Warrants issued to related party as borrowing
fees under a line of credit agreement	-	275	-	-	-	275
Stock-based compensation expense	-	3,195	-	-	-	3,195
Other	-	(9)	-	-	-	(9)
Balance at September 30, 2010	$1,519	$560,657	$6,059	$(399,402)	$1,742	$170,575

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months
	Ended September 30,
	2010	2009

Operating activities:
Net loss	$(57,964)	$(36,331)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative liabilities and financial instruments	(3,654)	(2,430)
Debt conversion expense	13,245	-
Non-cash accretion of discounts on debt	2,122	252
Non-cash interest expense related to financing costs	3,621	2,732
Depreciation and amortization	6,994	5,580
Grant proceeds recognized	(161)	-
Stock-based compensation expense	3,195	3,470
Other non-cash changes	922	1,115
Changes in certain operating assets and liabilities:
Accounts receivable	(7,736)	1,376
Grant receivable related to operating expenses	(5,120)	-
Inventory	(10,860)	2,266
Accounts payable and accrued expenses	7,672	(6,937)
Changes in current assets, liabilities and other, net	2,445	(419)
Net cash used in operating activities	(45,279)	(29,326)

Investing activities:
Capital expenditures and equipment deposits	(67,106)	(8,199)
Grant proceeds received related to capital expenditures	28,567	-
Investment in unconsolidated entity	(17,628)	(7,785)
Restricted cash	(14,345)	(1,229)
Other	18	56
Net cash used in investing activities	(70,494)	(17,157)

Financing activities:
Proceeds from sale of stock, net	7,760	38,444
Proceeds from sale of stock, net of costs, related party	63,490	-
Proceeds from issuance of senior unsecured notes, net	52,676	-
Proceeds from issuance of senior convertible notes	10,000	-
Proceeds from credit facility, net	14,727	4,496
Proceeds from related party borrowings	5,000	12,086
Repayment of credit facility, bank loans and capital leases	(18,279)	(2,974)
Repayment of related party borrowings	-	(336)
Other	163	1,649
Net cash provided by financing activities	135,537	53,365

Effect of exchange rates on cash and cash equivalents	(69)	(180)
Net increase in cash and cash equivalents	19,695	6,702
Cash and cash equivalents - beginning balance	14,314	11,229
Cash and cash equivalents - ending balance	$34,009	$17,931

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Non-cash investing and financing activities:
Cumulative effect of change in accounting principle on accumulated deficit	$-	$6,325
Cumulative effect of change in accounting principle on paid in capital	-	19,521
Shares and warrants issued in connection with senior unsecured notes	3,085	-
Conversion of related party debt	31,074	-
Reduction in derivative liability	297	2,746
Early extinguishment of related party debt	-	(3,553)
Beneficial conversion value in connection with related party debt	-	2,816
Warrants issued in connection with advances of related party debt	275	1,703
Warrants issued in connection with short term borrowings	2,166	-
Put option issued in connection with investment in unconsolidated entity	4,945
Shares issued for the purchase of noncontrolling interest	-	1,354
Shares issued for purchase of equity investment	-	5,830
Borrowings pursuant to capital leases and equipment purchases	721	3,220
Shares issued for capital lease obligations	-	8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business Overview

Nature of the Business
Ener1, Inc., (Ener1, the Company, the Registrant, we, our or us) designs, develops and manufactures high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage in the transportation market, stationary power market and small format products market.

Our primary products for the transportation market consist of battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses.  In May 2010, we commenced commercial production and shipment of lithium-ion battery packs for Think Global, AS (Think Global) an EV manufacturer in Norway.

We made strategic investments in Think Holdings, AS, a Norwegian limited liability company (Think Holdings) and the majority owner of Think Global, in 2009 and 2010.  As of September 30, 2010, we controlled approximately 33% of the outstanding voting power in Think Holdings.  On October 25, 2010, we exchanged shares of Ener1 common stock for additional preferred securities in Think Holdings and, as a result, we controlled approximately 48% of the outstanding voting power in Think Holdings as of such date.  See Note 12, Related Party Transactions.

In the stationary power market, we are developing energy storage applications for utility grid and commercial applications.  Our South Korean subsidiary, Ener1 Korea, Inc., formerly known as Enertech International, Inc. (Ener1 Korea), manufactures lithium-ion batteries for the small format products markets which encompasses consumer, industrial and military products.  Our primary small format product line consists of commercial lithium-ion batteries for products such as Motorola’s hand-held scanners.

We manufacture and assemble lithium-ion batteries and battery systems in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through Ener1 Korea.  We are currently expanding production capacity for cells at our facilities in the United States.

As of September 30, 2010, Ener1 held a 94% interest in Ener1 Korea.  Ener1 Korea has a wholly owned subsidiary, Emerging Power, Inc., a New Jersey corporation.

Ener1 Group, Inc. (Ener1 Group) and Bzinfin, S.A. (Bzinfin), the sole owner of Ener1 Group, collectively owned approximately 48.8% of our outstanding common stock and, with warrants, beneficially owned approximately 57.3% of our shares on a fully diluted basis as of September 30, 2010.  See Note 12, Related Party Transactions.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with these interim consolidated financial statements and the accompanying notes, as well as with our audited financial statements for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Annual Report). Our accounting policies are described in the “Notes to Consolidated Financial Statements” included in the 2009 Annual Report and updated, as necessary, in our subsequent filings with the Securities and Exchange Commission.  The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Principles of Consolidation
Our consolidated financial statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries.  Amounts attributable to the noncontrolling interests held by third parties in the operating results and financial position of Ener1 Korea, our majority-owned subsidiary, are reported as a component of stockholders’ equity separate from Ener1’s equity.  Intercompany transactions and balances are eliminated in consolidation.

We account for our investment in Think Holdings, an entity over which we exercise significant influence but do not exercise control, using the cost method because the form of our investment is not deemed to be equivalent to common stock for accounting purposes.

Certain amounts for prior periods have been reclassified to conform to the 2010 presentation.

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

Use of Estimates
Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires management to make estimates and assumptions that may affect reported amounts presented and disclosed in our consolidated financial statements.  Significant estimates and assumptions used in the presentation of these consolidated financial statements require the exercise of judgment and are used to account for, among other things; revenue recognition and related allowances; derivative liabilities; financial instruments; inventories; impairments of long-lived assets including intangible assets; impairments of goodwill; income taxes, including the valuation allowance for deferred tax assets; valuation of long-lived assets; research and development; product warranty reserves; contingencies and litigation; as well as stock-based payments; warrants; valuation of beneficial conversion feature, if any, on convertible securities; and other financing matters. Due to the inherent uncertainty involved in making these estimates and assumptions, actual results reported in future periods may be materially different from the results reported based on these estimates.

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In January 2010, we adopted accounting guidance that amends the disclosure requirements related to fair value measurements requiring new disclosures on the transfers of assets and liabilities between Level 1 (assets and liabilities measured based on quoted prices in active markets for identical assets or liabilities) and Level 2 (assets and liabilities measured using significant other observable inputs) of the fair value measurement hierarchy, including the reasons for and the timing of the transfers.  Effective January 1, 2011, we will adopt the guidance contained in this amendment that requires a rollforward of activities regarding purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  Other than requiring additional disclosures, adoption of this new guidance did not, and adoption of the additional guidance is not expected to, have a material impact on our financial statements.

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

Recently Issued Accounting Standards
In April 2010, new accounting guidance was issued regarding the application of the milestone method of revenue recognition to research or development arrangements. Under this guidance, management may only recognize revenue contingent upon the achievement of a milestone in its entirety in the period in which the milestone is achieved if the milestone meets all the criteria within the guidance to be considered substantive. This guidance is effective on a prospective basis for research and development milestones achieved in 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption.  We plan to adopt this new guidance on a prospective basis which means the effect of this guidance will be limited to future transactions. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

In July 2010, new accounting guidance was issued amending the disclosure requirements related to receivables to require new disclosures about the credit quality of financing receivables and the allowance for credit losses.  The new disclosure requirements require information regarding the issuer’s allowance, charge-off and impairment policies and any changes from prior periods as well as a rollforward of the allowance activity during the reporting period.  In addition, the new disclosures also require information about management’s credit assessment process, and whether the assessment is based on external or internal credit indicators.  In addition, qualitative and quantitative information about troubled debt restructurings will be required.  The new disclosure requirements will be effective the first quarter of 2011.  Other than requiring additional disclosures, the adoption of this standard will not have a material impact on our financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Supplemental Financial Information

Revenue Recognition
Revenue is recognized when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss are transferred, collectability is reasonably assured and there are no remaining significant obligations or customer acceptance requirements.  Historically, our net sales consisted primarily of battery related sales by Ener1 Korea and battery prototype sales by EnerDel.  Ener1 Korea does not provide discounts, rebates, product guarantees or warranties.

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

ABMI grant proceeds related to the purchase of assets are recorded as deferred grant proceeds and recognized as a reduction of operating expenses over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge.  We begin depreciating a purchased asset on the date the asset is placed in service.  ABMI grant proceeds used to pay operating expenses related to machine qualification and direct application engineering are recorded as a reduction of research and development expenses and totaled approximately $9.0 million during the nine months ended September 30, 2010.

Inventories
The following table presents the components of inventories (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials and supplies	$10,788	$5,090
Work in process	2,765	1,164
Finished goods	9,283	5,457
	22,836	11,711
less: provision for obsolescence	(1,789)	(1,296)
	$21,047	$10,415

The Company establishes reserves for obsolete or slow-moving inventory based on management’s analysis of inventory levels and future sales forecasts at the end of each accounting period.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Property and Equipment
The components of property and equipment were as follows (in thousands, except useful life data):

	Useful life	September 30,	December 31,
	(in years)	2010	2009

Land		$2,129	$2,091
Building and building improvements	30 - 39	5,806	5,704
Machinery and equipment	5 - 10	40,833	33,884
Office equipment, furniture and other	3 - 7	3,834	2,999
Leasehold improvements	1 - 10	12,851	9,929
Equipment deposits	n/a	13,833	4,802
Construction in progress	n/a	51,642	1,834
		130,928	61,243
less: accumulated depreciation		(13,701)	(8,340)
		$117,227	$52,903

Assets capitalized under capital leases were approximately $8.4 million and $7.7 million at September 30, 2010 and December 31, 2009, respectively.  Construction in progress includes equipment that is being built by third parties specifically for our use and is not yet placed in service.  Depreciation on these assets will commence when the assets are placed in service.

Depreciation expense for the periods ended September 30, 2010 and 2009 was approximately $5.4 million and $4.0 million, respectively and is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Depreciation expense:
Cost of sales	$892	$687	$2,586	$1,820
Operating expenses	1,066	788	2,839	2,177
Total depreciation expense	$1,958	$1,475	$5,425	$3,997

Intangible Assets
The components of intangible assets were as follows (in thousands, except useful life data):

	Useful	As of September 30, 2010			As of December 31, 2009
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net

Patented and unpatented technology	10	$13,907	$(2,966)	$10,941	$13,905	$(1,920)	$11,985
Electric vehicle battery technology	4.2	1,163	(535)	628	1,137	(318)	819
Customer relationships	2.2	945	(833)	112	924	(498)	426
		$16,015	$(4,334)	$11,681	$15,966	$(2,736)	$13,230

Goodwill	Indefinite	$51,754	$-	$51,754	$51,019	$-	$51,019

Certain intangible assets are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets. During the period ended September 30, 2010, the carrying amounts of certain intangible assets were adjusted as a result of foreign currency translations.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Intangible asset amortization expense was approximately $1.6 million for each of the periods ended September 30, 2010 and 2009.  The following table reflects the estimated future amortization expense related to intangible assets as of September 30, 2010 (in thousands):

Year Ended December 31,

2010	$1,513
2011	1,652
2012	1,633
2013	1,383
2014	1,362
Thereafter	4,138

$11,681

Goodwill
Goodwill represents the difference, if any, between the purchase price and the fair value of the net assets acquired in a business combination.  During the nine months ended September 30, 2010, goodwill was adjusted as a result of foreign currency translations totaling approximately $735,000 due to fluctuations in the Korean Won, the local currency of Ener1 Korea, which the Company acquired in October 2008.

Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Accounts payable	$19,330	$9,847
Accrued other	3,137	1,915
Accrued financing fee	1,800	-
Accrued compensation and benefits	1,585	1,376
Customer advances	1,025	1,130
Product warranty reserves	78	-
	$26,955	$14,268

The accounts payable balance at September 30, 2010 includes approximately $1.4 million related to equipment purchases made under the ABMI grant.  The accrued financing fee represents minimum fees for advisory services payable by Ener1.  See Note 6 - Current and Long-Term Debt.

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

	Nine Months
	Ended September 30,
	2010	2009

Balance, beginning of period	$-	$-
Provision for new warranties	230	-
Balance, end of period	230	-
less: current portion	(78)	-
Long term product warranty liability	$152	$-

Other Long-Term Liabilities
The components of other long-term liabilities were as follows (in thousands):

	September 30,	December 31,
	2010	2009

Product liability	$152	$-
Severance, Ener1 Korea	1,308	1,007
Refundable government grants, Ener1 Korea	395	274
	$1,855	$1,281

Note 4 – Earnings per Share

Net loss per share - basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is calculated by including in the number of shares outstanding the number of common shares potentially issuable if in-the-money options or warrants are exercised or in-the-money convertible debt is converted into common stock and the effect of the exercise or conversion on the net loss per share.  In addition, in calculating net loss per share-diluted we assume in-the-money warrants containing dilution protection features are exercised, which may cause the gain or loss on derivatives to increase or decrease, which may, in turn cause the net loss per share-diluted, if dilutive, to increase or decrease.  Lastly, in calculating net loss per share-diluted we assume the Ener1 Put Option is exercised, which may cause the gain or loss on financial instruments to increase or decrease, which may in turn, cause the net loss per share-diluted, if dilutive, to increase or decrease.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a reconciliation of net loss attributable to Ener1 and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss for basic loss per share	$(26,949)	$(15,837)	$(57,897)	$(36,006)
Adjustment for derivative gain	-	-	(3,146)	(843)
Net loss for diluted loss per share	$(26,949)	$(15,837)	$(61,043)	$(36,849)

Weighted average number of common shares outstanding:
Basic	148,632	117,238	135,200	114,851
Effect of dilutive securities:
Certain warrants	-	-	55	41
Diluted	148,632	117,238	135,255	114,892

Loss per common share attributable to Ener1, Inc.:
Basic	$(0.18)	$(0.14)	$(0.43)	$(0.31)
Diluted	$(0.18)	$(0.14)	$(0.45)	$(0.32)

The following amounts were not included in the calculation of net loss per share because their effects were anti-dilutive or the securities were not in the money (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Stock options	3,392	3,568	2,021	3,153
Warrants	20,476	19,376	18,895	18,473
Restricted stock	1,490	40	1,490	40
Convertible instruments	2,779	2,320	2,779	1,676
Total	28,137	25,304	25,185	23,342

Note 5 – Other Income (Expense)

The components of other income (expense) were as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Other income (expense):
Interest expense	$(1,201)	$(1,525)	$(7,563)	$(4,261)
Debt conversion expense	(13,245)	-	(13,245)	-
Gain (loss) on derivative liabilities	(838)	(1,487)	3,145	2,430
Gain (loss) on financial instruments	(467)	-	509	-
Foreign currency loss	(579)	(452)	(20)	(84)
Other	55	121	463	283
Total other income (expense)	$(16,275)	$(3,343)	$(16,711)	$(1,632)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On August 3, 2010, we converted $18.4 million of principal and accrued interest under the convertible line of credit with Bzinfin into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share, resulting in debt conversion expense of $6.8 million.  In addition, as an inducement to convert, Ener1 issued to Bzinfin warrants to purchase up to approximately 2.3 million shares of Ener1 common stock, resulting in debt conversion expense of $5.9 million.  Ener1 further agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the line of credit of approximately $527,000 which was recorded as debt conversion expense.  See Note 12 – Related Party Transactions.

Note 6 – Current and Long-Term Debt
	September 30, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term

8.25% Senior Unsecured Notes due March 2013	$16,798	$29,223	$-	$-
6.00% Senior Convertible Notes due August 2015	38	10,000	-	-
8.50% Convertible Bonds due January 2013	-	420	-	385
Capital lease obligations	2,854	1,104	2,372	2,701
Bank loans	11,875	4,379	13,001	4,282
	$31,565	$45,126	$15,373	$7,368

Senior Unsecured Notes
On September 7, 2010, Ener1 completed the sale of $55.0 million of Senior Unsecured Notes (the Notes), 960,926 shares of Ener1 common stock (the Common Stock) and warrants to purchase up to 2,882,776 shares of Ener1 common stock at an exercise price of $3.82 per share (the Warrants) for aggregate consideration of $55.0 million.

The principal of the Notes is payable in ten equal quarterly installments, with the first installment due January 3, 2011.

We may pay amounts due on the Notes in cash, or, if certain conditions are met, shares of Ener1 common stock or a combination of cash and shares of Ener1 common stock.  The stated interest rate on the note is 8.25%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of our common stock at 91.75% of a weighted average share price over a pricing period ending shortly before the payment date.

We are required to register the resale under the Securities Act of 1933 of the maximum number of shares of Ener1 common stock we may elect to issue in payment of amounts due under the Notes.  We deposited approximately $14.5 million, representing the first two installment payments due on the Notes, in a restricted cash account to secure these payments until a registration statement covering the resale of the shares of Ener1 common stock that we may issue in payment of amounts due under the Notes is declared effective.

The estimated fair value of the Common Stock and the Warrants has been recorded as debt discount and is amortized to interest expense, using the effective interest method, over the term of the Notes.  The Warrants are immediately exercisable and expire five years from the date of grant.  The Warrants contain certain anti-dilution protection features and have been recognized in the accompanying consolidated balance sheet as a derivative liability.  See Note 7, Derivative Instruments and Fair Value of Financial Instruments.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The components of the Notes as of September 30, 2010 are as follows (in thousands):

Face value of the Notes	$55,000
Debt discount, net	(9,277)
Accrued interest	298
Balance, end of period	46,021
less: current portion	(16,798)
Long-term portion	$29,223

The amortization of debt discount, using the effective interest method, during the period ended September 30, 2010 and the future amortization over the remaining life of the Notes are as follows (in thousands):

Original discount	$9,571
Amortized to expense	(294)
Balance, end of period	$9,277

Future Amortization:
Year ended December 31, 2010	$1,142
Year ended December 31, 2011	4,839
Year ended December 31, 2012	3,013
Year ended December 31, 2013	283
$9,277

Financing costs associated with the sale of the Notes totaling approximately $2.3 million have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Notes.  Financing costs of approximately $62,000 were expensed during the period ended September 30, 2010 and the remaining $2.3 million will be expensed as follows: $147,000 during the remainder of 2010, $1.2 million in 2011, $848,000 in 2012 and $107,000 in 2013.

Senior Convertible Notes
During the period ended September 30, 2010, Ener1 sold $10.0 million in Senior Convertible Notes (the Convertible Notes) to Itochu Corporation, a Japanese corporation (Itochu).  The Convertible Notes bear interest at 6.0% per annum and the interest is payable in arrears on February 26th and August 26th of each year, commencing on February 26, 2011.  Itochu has the right to convert all or any part of the outstanding principal and unpaid interest into shares of Ener1 common stock at a conversion price of $3.612 per share.  The Convertible Notes mature on August 27, 2015.

Convertible Bonds
On January 25, 2008, Ener1 Korea issued convertible bonds with an aggregate principal amount of $9.2 million maturing on January 25, 2013 (Ener1 Korea Convertible Bonds).  Interest accrues on the Ener1 Korea Convertible Bonds at 8.5% per annum and is payable at maturity.  Prior to December 2012, principal due under the bonds may be converted by the holder into shares of Ener1 Korea common stock at a fixed conversion price of 750 Korean Won per share.  Upon conversion, the principal amount to be converted is translated from United States Dollars to Korean Won, using the exchange rate in effect on the date of conversion.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Ener1 acquired 96% of the principal amount of the Ener1 Korea Convertible Bonds in October 2008 in connection with Ener1’s acquisition of Ener1 Korea.  In December 2009, Ener1 converted $6.9 million of the outstanding principal of the Ener1 Korea Convertible Bonds into shares of Ener1 Korea common stock.  As of September 30, 2010, approximately $2.6 million in principal and accrued interest of the Ener1 Korea Convertible Bonds was outstanding and is convertible into up to 2,822,915 shares of Ener1 Korea common stock.  We owned approximately 84% of the outstanding principal balance of the Ener1 Korea Convertible Bonds at September 30, 2010 and have eliminated the principal and related accrued interest in consolidation.

Credit Facility
On March 23, 2010, Ener1 entered into a Credit Agreement with Credit Suisse AG, Cayman Islands Branch (Credit Suisse), as lender and borrowed $15.0 million for general corporate purposes (the Credit Facility), which was repaid on June 23, 2010.  Interest was payable monthly at the London Interbank Offering Rate (LIBOR) plus 5% per annum.

Commitment fees and legal fees associated with closing the Credit Facility totaling approximately $273,000 have been recorded as deferred financing costs.  In addition, in connection with the Credit Facility, Ener1 issued to Credit Suisse warrants to purchase up to 1,046,511 shares of Ener1 common stock at an exercise price of $4.30 per share.  The warrants are immediately exercisable and expire on March 23, 2012.  Ener1 used a Black-Scholes pricing model to value the warrants and recorded the fair value of $2.2 million as deferred financing costs.  See Note 7, Derivative Instruments and Fair Value of Financial Instruments. Total financing costs incurred of approximately $2.4 million were amortized to interest expense over the term of the Credit Facility.

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

Bank loans
Ener1 Korea maintains bank loans denominated in Korean Won, consisting of trade financing agreements and letters of credit.  The total amount available at September 30, 2010 under these loans was approximately $14.9 million, of which $10.2 million was outstanding, based on the period-end exchange rate of 1,142.00 Korean Won per United States Dollar.  The amounts are scheduled for repayment at various times throughout 2010 and 2011.

Ener1 Korea has an equipment loan that is also denominated in Korean Won.  The total amount available and outstanding at September 30, 2010 was approximately $4.4 million.  The loan bears interest at 7.85% and is scheduled to mature in October 2011.

Ener1 Korea’s wholly-owned subsidiary Emerging Power, Inc., has a $2.0 million line of credit with a commercial bank that is denominated in United States Dollars.  At September 30, 2010, $1.7 million was outstanding under this line of credit which is scheduled to mature in June 2011.

Certain bank deposits, land, buildings and equipment owned by Ener1 Korea and Emerging Power, Inc. are pledged as collateral for their respective bank loans.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 7 - Derivative Instruments and Fair Value of Financial Instruments

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

In March 2010, in connection with the Credit Facility, we issued warrants to Credit Suisse (Credit Suisse Warrants) and in September 2010, in connection with the sale of the Notes, we issued warrants to purchase Ener1 common stock to the purchasers of the Notes (2010 Warrants).  The Credit Suisse Warrants and the 2010 Warrants contain dilution protection features requiring exercise price adjustments if we issue securities that are deemed to be dilutive to the warrants.

In accordance with applicable accounting guidance, the conversion feature of the Ener1 Korea Convertible Bonds was bifurcated and recorded as a derivative liability on January 1, 2009.   As foreign currency rates fluctuate, the number of shares of Ener1 Korea stock to be issued upon conversion fluctuates.

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

When an investor exercises its Ener1 Put Option, each share of Series B Stock will have a stated value of $1.67 per share.  The Ener1 common stock issued in exchange for Series B Stock will be valued at the greater of (i) the preceding 15-day volume weighted average price of Ener1 common stock or (ii) $4.00 per share.  Investors have until May 2011 to exercise the Ener1 Put Option and, upon exercise, would receive unregistered shares of Ener1 common stock.  The total amount of Ener1 common stock issuable upon exercise of the Ener1 Put Option is capped at $27.5 million.

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

During the period ended September 30, 2010, certain 2005 Warrants were exercised and the remaining 2005 Warrants expired.  As of the respective exercise or expiration dates, these 2005 Warrants were no longer treated as derivative liabilities.  The fair value of the derivative liability associated with the 2005 Warrants that were exercised was marked to market on the date of exercise and a gain or loss on derivative liability was recorded, as applicable.  The balance of the derivative liability associated with the 2005 Warrants that were exercised of $297,000 was recorded as a contribution to paid in capital on the date of exercise.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our management estimates that the fair value of the derivative liability associated with the 2004 Warrants that remain outstanding as of September 30, 2010 is approximately $3.5 million.  Some of the key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 64% and assumptions that holders of the 2004 Warrants will exercise the warrants when Ener1’s common stock price is equal to 200% of the exercise price.

Financial Instruments
With the assistance of a valuation consultant, we valued the Ener1 Put Option using a lattice valuation model, for which management understands the methodologies, in which the value of Ener1 common stock and the value of Series B Stock is projected and correlated to determine if the holder of the Ener1 Put Option would exercise the put right.  This model also incorporates factors such as the volatility of Ener1’s common stock, contractual terms of the Ener1 Put Option, and the expiration date of the Ener1 Put Option, as well as the restriction on the resale of the Ener1shares received when the put right is exercised.  Because the shares of Series B Stock are not publicly traded, the values of the Series B Stock and warrants were determined using recent investments in Think Holdings and the average stock prices of 14 comparable companies that operate in the same industry as, and are similar in size to, Think Holdings.  Volatility of the Series B Stock was estimated using the average volatility of the common stock of the same 14 comparable companies.

Our management estimates that the fair value of the Ener1 Put Option is approximately $4.4 million as of September 30, 2010.  The key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 64%, a projected annual volatility of Series B Stock of 172% and a correlation coefficient of 0.4, all of which relate to the determination of whether the holder of the Ener1 Put Option would exercise the put right.

Black-Scholes Valuation Model

Freestanding Warrants
We use a Black-Scholes pricing model to determine the fair value of the Credit Suisse Warrants and the 2010 Warrants.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.

The fair value of the Credit Suisse Warrants on key dates, including the issuance date and period end reporting dates was estimated using the following inputs:
	Volatility	Interest Rate	Stock Price	Term in Years

March 23, 2010	84.9%	1.0%	$4.44	2.0
March 31, 2010	85.0%	1.0%	$4.73	2.0
June 30, 2010	84.5%	0.6%	$3.38	1.7
September 30, 2010	60.7%	0.4%	$3.68	1.5

Based on these inputs, the derivative liability associated with the Credit Suisse Warrants as of September 30, 2010 was $973,000 and the gain on derivative liability for the period ended September 30, 2010 was approximately $314,000.

The fair value of the 2010 Warrants on key dates, including the issuance date and period end reporting dates was estimated using the following inputs:
	Volatility	Interest Rate	Stock Price	Term in Years

September 7, 2010	95.6%	1.4%	$3.21	5.0
September 30, 2010	95.3%	1.3%	$3.68	4.9

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Based on these inputs, the derivative liability associated with the 2010 Warrants as of September 30, 2010 was $7.6 million and the loss on derivative liability for the period ended September 30, 2010 was approximately $1.1 million.

Ener1 Korea Convertible Bonds
We use a Black-Scholes pricing model to determine the fair value of the Ener1 Korea Convertible Bonds.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.  Because the bonds are convertible into shares of Ener1 Korea common stock, stock prices were estimated using the average stock price of four comparable Korean companies which operate in the same industry as, and are similar in size to, Ener1 Korea, with a 30% liquidity discount.  Volatility of the Ener1 Korea common stock was estimated using the average volatility of the common stock of the same four comparable Korean companies.  Interest rates represent the Korean government bond rate for securities with a maturity that approximates the estimated expected life of the Ener1 Korea Convertible Bonds.

The fair value of the Ener1 Korea Convertible Bonds on period end reporting dates was estimated using the following inputs:

	Volatility	Interest Rate	Stock Price	Term in Years

December 31, 2009	61.2%	4.9%	$0.43	3.1
March 31, 2010	60.7%	4.5%	$0.42	2.8
June 30, 2010	61.4%	4.4%	$0.45	2.6
September 30, 2010	60.8%	3.7%	$0.48	2.3

We own a percentage of the outstanding principal balance of the convertible bonds as of September 30, 2010, and as a result have eliminated 90% of the related derivative liability and the loss on derivative liability in consolidation.  Based on these assumptions, the remaining derivative liability as of September 30, 2010 is $28,000 and the gain on derivative liability for the period ended September 30, 2010 was approximately $1,000.

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

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. Our Level 3 liabilities as of September 30, 2010 consist of the 2004 Warrants, Ener1 Put Option, Credit Suisse Warrants, 2010 Warrants and Ener1 Korea Convertible Bonds.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes the financial assets and liabilities measured at fair value during the period ended September 30, 2010 (in thousands):
	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrant derivative	$12,054	$-	$-	$12,054	$12,054
Convertible bond derivative	28	-	-	28	28

Total Derivative Liabilities	$12,082	$-	$-	$12,082	$12,082

Ener1 Put Option	$4,436	$-	$-	$4,436	$4,436

Level 3 Valuation Techniques
The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):
		Convertible	Ener1
	Warrants	Bonds	Put Option	Total

Balance, January 1, 2010	$6,842	$29	$-	$6,871
Total realized/unrealized (gains) or losses:
Included in other income and expense	(3,144)	(1)	(509)	(3,654)
Included in other comprehensive income	-	-	-	-
Included in stockholders' equity	(297)	-	-	(297)
Purchases, issuances and settlements	8,653	-	4,945	13,598
Balance, September 30, 2010	$12,054	$28	$4,436	$16,518

Ener1 Korea may from time to time hold derivative instruments for managing exposure to foreign currency primarily to hedge against the foreign exchange risk arising from accounts receivable from domestic subsidiaries.  These derivative instruments are measured at fair value as they are not designated as hedges based on the criteria established under US GAAP, and gains or losses from changes in the fair value are recognized in earnings.

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

We began selling shares under the Open Market Sale Agreement in February 2010 and through September 30, 2010 we sold 2,069,250 shares for an aggregate purchase price of $8.2 million, at an average price of $3.94 per share.  After deducting fees and expense of $357,000, we received net proceeds of $7.8 million from the sale of these shares.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 9 – Stock-Based Compensation

At September 30, 2010, we had seven active stock-based compensation plans which provide for the granting of incentive and non-qualified stock options, restricted stock and bonuses to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option exercise price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

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

Compensation expense (net of estimated forfeitures) related to awards under our stock-based compensation plans for the periods ended September 30, 2010 and 2009 was approximately $3.2 million and $3.5 million, respectively.  The total unrecognized compensation expense (net of estimated forfeitures) related to non-vested awards, as of September 30, 2010 is approximately $8.1 million and is expected to be expensed in future years as follows (in thousands):

2010	$949
2011	2,933
2012	2,281
2013	1,170
2014	529
Thereafter	230
$8,092

If there are any modifications or cancellations of the underlying non-vested awards, we may be required to accelerate, increase or cancel any remaining unearned compensation expense. Future compensation expense and unrecognized compensation expense may increase to the extent that additional equity awards are granted.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the activity in our stock option plans is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, January 1, 2010	4,473,660	$3.80	4.0	$11,840,919

Granted	1,335,000	3.43
Exercised	(69,810)	2.47
Forfeited or expired	(207,786)	5.02
Balance, September 30, 2010	5,531,064	$3.68	4.1	$3,653,381

Exercisable, September 30, 2010	3,604,267	$3.56	3.2	$3,481,558

The intrinsic value of options exercised during the periods ended September 30, 2010 and 2009 was approximately $172,000 and $1.4 million, respectively.

The weighted average fair value of non-vested options and restricted stock during the period ended September 30, 2010 is as follows:
		Weighted
	Non-vested	average
	Options	fair value

Non-vested, January 1, 2010	1,296,465	$3.84

Granted	1,335,000	3.43
Vested	(496,882)	5.32
Forfeited	(207,786)	5.02
Non-vested, September 30, 2010	1,926,797	$3.18

		Weighted
	Restricted	average
	Stock	fair value

Non-vested, January 1, 2010	40,000	$6.19

Granted	1,460,000	3.51
Vested	(10,000)	4.05
Non-vested, September 30, 2010	1,490,000	$3.57

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes stock option information for options outstanding at September 30, 2010:

	Options Outstanding
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	811,945	1.3	$1.60	$1,785,718
$2.10 - $4.20	3,181,546	5.1	3.05	1,867,663
$4.83 - $4.90	480,644	2.6	4.90	-
$5.18 - $6.79	869,071	4.0	6.51	-
$7.15 - $7.63	187,858	3.0	7.31	-
Totals	5,531,064	4.1	$3.68	$3,653,381

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes stock option information for options exercisable at September 30, 2010:

	Options Exercisable
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	769,010	1.3	$1.60	$1,696,849
$2.10 - $4.20	1,664,640	3.9	2.68	1,784,709
$4.83 - $4.90	363,712	2.6	4.90	-
$5.18 - $6.79	702,618	4.1	6.55	-
$7.15 - $7.63	104,287	2.8	7.38	-
Totals	3,604,267	3.2	$3.56	$3,481,558

Note 10 - Warrants

A summary of the activity for warrants is as follows:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance, January 1, 2010	27,607,246	$4.23	2.2	$75,389,036

Granted	16,927,434	4.08
Exercised	(714,287)	5.39
Expired	(159,784)	5.17
Balance, September 30, 2010	43,660,609	$4.06	2.8	$25,946,229

Exercisable, September 30, 2010	33,233,939	$4.06	2.0	$25,209,729

The weighted average fair value of non-vested warrants during the period ended September 30, 2010 is as follows:

		Weighted
	Non-vested	average
	Warrants	fair value

Non-vested, January 1, 2010	-	$0.00

Granted	10,426,670	4.07
Vested	-	0.00
Forfeited	-	0.00
Non-vested, September 30, 2010	10,426,670	$4.07

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of each warrant granted during the first, second and third quarters of 2010 was estimated on the date of the grant using the Black-Scholes option pricing model with the following key assumptions:

2010
Expected term (in years)	2 - 5.5
Risk free interest rate	0.91% - 1.98%
Expected volatility	84% - 108%
Dvidend yield	0%

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes warrant information for warrants outstanding at September 30, 2010:

	Warrants Outstanding
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.5	$2.31	$24,967,863
$4.83 - $5.95	17,820,292	4.7	4.09	978,366
$7.50 - $8.88	7,058,217	1.3	7.61	-
$10.50 - $17.57	615,388	3.6	14.62	-
	43,660,609	2.8	$4.06	$25,946,229

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes warrant information for warrants exercisable at September 30, 2010:

	Warrants Exercisable
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.5	$2.31	$24,967,863
$4.83 - $5.95	7,393,622	3.8	4.12	241,866
$7.50 - $8.88	7,058,217	1.3	7.61	-
$10.50 - $17.57	615,388	3.6	14.62	-
	33,233,939	2.0	$4.06	$25,209,729

Note 11 – Noncontrolling Interests

The following table reconciles equity attributable to the noncontrolling interests related to Ener1 Korea, our majority-owned subsidiary (in thousands):

	Nine Months
	Ended September 30,
	2010	2009

Balance, beginning of period	$1,807	$3,517
Net loss attributable to noncontrolling interests	(67)	(325)
Translation adjustments	2	67
Reduction in noncontrolling interests	-	(1,354)
Cumulative effect of change in accounting principle	-	38
Balance, end of period	$1,742	$1,943

During 2010, we made cash contributions to Ener1 Korea of approximately $12.0 million, which increased our ownership interest to 94%, on a fully diluted basis.

Ener1 Korea has a share-based compensation plan in which stock options to purchase Ener1 Korea common stock are granted to Ener1 Korea’s directors and employees who have contributed to Ener1 Korea’s operations.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 12 – Related Party Transactions

Investment in Unconsolidated Entity
On August 24, 2009, we entered into a Securities Investment and Subscription Agreement (SISA) with Think Holdings, the majority owner of Think Global, a customer of EnerDel.  As of February 28, 2010, we had fulfilled our obligations under the SISA and purchased 10,826,640 shares of Think Holdings’ Series B Stock for approximately $18.8 million.

On May 5, 2010, we entered into a second Securities Investment and Subscription Agreement (Second SISA) with Think Holdings and as of June 14, 2010, we had fulfilled our obligations under the Second SISA and purchased 7,500,000 shares of Series B Stock for approximately $11.9 million.  In October 2010, we made short-term working capital loans to Think Holdings totaling $6.4 million, with an interest rate of 5.0% per annum, scheduled to mature on December 31, 2010.

In connection with our investment in Think Holdings under the Second SISA, we agreed to grant the Ener1 Put Option to other investors that purchased Series B Stock under the Second SISA.  In accordance with applicable accounting standards, in May 2010, we initially recognized the fair value of the Ener1 Put Option by increasing the investment in unconsolidated entity by approximately $4.9 million.  Subsequently, we measured the fair value of the Ener1 Put Option at September 30, 2010 and recognized $466,000 in loss on financial instruments during the period ended September 30, 2010.  See Note 7, Derivative Instruments and Fair Value of Financial Instruments.

As of September 30, 2010, we controlled approximately 33% of the outstanding voting power in Think Holdings and two directors who serve on the board of directors of Ener1 also serve on the board of directors of Think Holdings.  In accordance with applicable accounting standards, we have accounted for this investment under the cost method, at September 30, 2010, as the Series B Stock is not considered to be equivalent to common stock for accounting purposes.  The components of the investment in unconsolidated entity are as follows (in thousands):

	September 30,	December 31,
	2010	2009

Balance, beginning of period	$19,177	$-
Cash investment, SISA	5,752	13,022
Equity investment	-	5,830
Cash investment, Second SISA	11,867	-
Cash investment, Other	9	325
Ener1 Put Option, at inception	4,945	-
Balance, end of period	$41,750	$19,177

On October 25, 2010, an investor that purchased Series B Stock under the Second SISA exercised its rights under the Ener1 Put Option.  The investor transferred 7,500,000 shares of Series B Stock to Ener1 and the Company issued 3,131,250 unregistered shares of Ener1 common stock to the investor, which increased our investment in unconsolidated entity by approximately $12.4 million.  Ener1 also extended to this investor the right to transfer to Ener1 an additional 2,706,660 shares of Series B Stock under the same terms and conditions of the Ener1 Put Option.  The investor exercised this right and on October 25, 2010, transferred such additional shares of Series B Stock to Ener1 in exchange for 1,130,031 unregistered shares of Ener1 common stock, which increased our investment in unconsolidated entity by an additional $4.5 million.

After taking into consideration the effect of the October 25, 2010 transactions, our investment in unconsolidated entity totaled approximately $58.6 million and we controlled approximately 48% of the outstanding voting power of Think Holdings.   Two directors who serve on the board of directors of Ener1 also serve on the board of directors of Think Holdings. We continue to monitor our activity with Think Holdings for potential transactions that may require the consolidation of the accounts of Think Holdings with the accounts of Ener1.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Convertible Line of Credit
In February 2010, we borrowed an additional $5.0 million under an existing $30.0 million line of credit extended by Bzinfin and, in accordance with the terms of the credit agreement, issued to Bzinfin warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire in February 2012.  Using a Black-Scholes pricing model, the estimated fair value of the warrants of $0.3 million was recorded as a reduction in proceeds and has been accreted to interest expense over the remaining five-month term of the credit agreement.

We did not repay the amount outstanding under the line of credit when it matured on July 1, 2010, as we were in negotiations at such time to amend the conversion terms of the line of credit.  On August 3, 2010, we agreed with Bzinfin that all the outstanding principal and accrued interest of approximately $18.4 million under the line of credit would be converted into 5,398,785 unregistered shares of Ener1 common stock at the amended conversion price of $3.40 per share, resulting in $6.8 million in debt conversion expense.

In addition, as an inducement to agree to the amended conversion terms, Ener1 issued to Bzinfin a warrant to purchase up to 863,806 shares of Ener1 common stock at an exercise price of $3.40 per share (the Class A Warrant) and a warrant to purchase up to 1,457,672 shares of Ener1 common stock at an exercise price of $4.25 per share (the Class B Warrant), resulting in $5.9 million in additional debt conversion expense.  The Class A and Class B warrants are immediately exercisable and expire five years from the date of issuance.

From July 2, 2010 to August 2, 2010, interest accrued on the outstanding amounts under the line of credit at an annual rate of 15%.  Ener1 agreed to make a cash payment on behalf of Bzinfin equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the line of credit from February 2009, the date of inception, to August 2, 2010, the date of conversion, of approximately $527,000, which was recorded as debt conversion expense.

Securities Purchase Agreement with Ener1 Group
On June 1, 2010, Ener1 entered into a Securities Purchase Agreement (June SPA) with Ener1 Group, which owned approximately 51% of our outstanding common stock as of such date, before giving effect to the transaction contemplated by the June SPA.  Pursuant to the June SPA, Ener1 Group agreed to purchase 18,678,161 unregistered shares of Ener1 common stock, a warrant to purchase 3,000,000 shares of Ener1 common stock at an exercise price of $3.48 per share (the Class A Warrant) and a warrant to purchase 5,000,000 shares of Ener1 common stock at an exercise price of $4.40 per share (the Class B Warrant).  Ener1 Group has agreed that the Class A Warrant and the Class B Warrant shall not become exercisable until the issuance of the Class A Warrant and Class B Warrant is approved by the Ener1 shareholders. If such approval is obtained, the Class A Warrant and Class B Warrant will become exercisable on the later of December 8, 2010 or the date of shareholder approval and expire on the later of December 8, 2015, or five years from the date of shareholder approval.

On June 3, 2010, Ener1 Group disposed of 18,000,000 shares of Ener1 common stock to two Ener1 shareholders, and effective June 9, 2010 purchased 18,678,161 shares of Ener1 common stock pursuant to the June SPA for an aggregate purchase price of $65 million.  Ener1 received proceeds from the sale of $63.5 million after deducting legal fees and expense of approximately $1.5 million.

On September 21, 2010, Ener1 entered into a Securities Purchase Agreement (September SPA) with Ener1 Group under which Ener1 Group agreed to purchase 5,665,723 unregistered shares of Ener1 common stock, a warrant to purchase 910,000 shares of Ener1 common stock at an exercise price of $3.53 per share (the Class C Warrant) and a warrant to purchase 1,516,670 shares of Ener1 common stock at an exercise price of $4.46 per share (the Class D Warrant).  Ener1 Group has agreed that the Class C Warrant and the Class D Warrant shall not become exercisable until the issuance of the Class C Warrant and Class D Warrant is approved by the Ener1 shareholders. If such approval is obtained, the Class C Warrant and Class D Warrant will become exercisable on March 21, 2011 and expire on March 21, 2016.  The closing of the transaction pursuant to the September SPA was effective on October 1, 2010.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On October 1, 2010, Ener1 entered into a Securities Purchase Agreement (October SPA) with Ener1 Group under which Ener1 Group agreed to purchase 1,083,714 unregistered shares of Ener1 common stock, a warrant to purchase 174,062 shares of Ener1 common stock at an exercise price of $3.7877 per share (the Class E Warrant) and a warrant to purchase 290,102 shares of Ener1 common stock at an exercise price of $4.79 per share (the Class F Warrant). Ener1 Group has agreed that the Class E Warrant and the Class F Warrant shall not become exercisable until the issuance of the Class E Warrant and Class F Warrant is approved by the Ener1 shareholders. If such approval is obtained, the Class E Warrant and Class F Warrant will become exercisable on April 1, 2011 and expire on April 1, 2016. The closing of the transaction pursuant to this SPA was effective on October 1, 2010.

Effective October 1, 2010, pursuant to the September SPA and the October SPA, Ener1 Group collectively purchased 6,749,437 shares of Ener1 common stock for an aggregate purchase price of $24.1 million. Ener1 received proceeds from the sale of $23.7 million after deducting legal fees and expenses of approximately $450,000. After giving effect to the September SPA and the October SPA, Ener1 Group owned approximately 45% of the outstanding Ener1 common stock as of October 1, 2010.

Ener1 Group obtained the funds to purchase the Ener1 securities under the June SPA, the September SPA and the October SPA from loans extended by JSC VTB Bank (the Bank Loan). Ener1 Group has pledged shares of Ener1 common stock that it owns to JSC VTB Bank to secure these loans, which pledged shares, as of the date of this Report, represent approximately 40% of the outstanding shares of Ener1 common stock. Ener1 Group is required to maintain a collateral coverage ratio of 0.4:1 so long as these loans remain outstanding, and in order to do so it may be required from time to time to pledge additional shares of Ener1 common stock that it owns. Mr. Boris Zingarevich has personally guaranteed 75% of these loans.

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

We have identified three reportable operating segments: battery, fuel cell and nanotechnology. The battery business designs, develops and manufactures high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage in the transportation market, stationary power market and small format products market. Our primary products for the transportation market consist of battery solutions for HEVs, PHEVs, EVs and other vehicles such as trucks and buses. The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price. The accounting policies of the segments are the same as those described elsewhere in these footnotes.

The following table provides summarized financial information regarding our reportable operating segments (in thousands):

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
Battery	$17,260	$8,049	$44,186	$23,675
Fuel Cell	2	13	65	6
Nanotechnology	-	-	-	-
Unallocated	-	55	37	165
Total Net Sales	$17,262	$8,117	$44,288	$23,846

Corporate allocations:
Battery	$3,415	$2,610	$9,045	$7,443
Fuel Cell	242	230	632	756
Nanotechnology	69	61	171	238
Corporate	(3,726)	(2,901)	(9,848)	(8,437)
	$-	$-	$-	$-

Net income (loss) attributable to Ener1, Inc.
Battery	$(10,115)	$(11,975)	$(38,056)	$(31,321)
Fuel Cell	(932)	(894)	(2,695)	(2,875)
Nanotechnology	(220)	(253)	(747)	(956)
Reconciling amounts	(15,682)	(2,715)	(16,399)	(854)
Net loss attributable to Ener1, Inc.	$(26,949)	$(15,837)	$(57,897)	$(36,006)

	September 30,	December 31,
Assets:	2010	2009
Battery	$229,687	$142,864
Fuel Cell	489	438
Nanotechnology	70	146
Unallocated	91,501	30,959
Total assets	$321,747	$174,407

Corporate allocations represent corporate level activity including, but not limited to, salary and benefits, stock-based compensation, and legal and professional fees which are allocated to each segment on a pro-rata basis.  Reconciling amounts represent corporate level activity not specifically attributed to a segment.

We record proceeds from cost-sharing grants as a reduction of research and development expenses.  Proceeds from grants were $2.2 million and $3.1 million for the nine months ended September 30, 2010 and 2009, respectively.

The following table provides certain segment information by geographic area (in thousands).  Net sales attributed to geographic areas are based on the location where the sale originated.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales:
U.S.	$15,924	$5,785	$36,732	$15,808
South Korea	12,824	4,758	34,926	17,420
Intersegment transfers	(11,486)	(2,426)	(27,370)	(9,382)
Total net sales	$17,262	$8,117	$44,288	$23,846

Net income (loss) attributable to Ener1, Inc.
U.S.	$(26,397)	$(13,988)	$(55,896)	$(33,255)
South Korea	(879)	(1,952)	(1,895)	(2,730)
Intersegment transfers	327	103	(106)	(21)
Net loss attributable to Ener1, Inc.	$(26,949)	$(15,837)	$(57,897)	$(36,006)

	September 30,	December 31,
	2010	2009
Assets:
U.S.	$247,815	$111,702
South Korea	73,932	62,705
Total assets	$321,747	$174,407

We are dependent on several large clients for a significant portion of net sales.  Sales from customers accounting for 10% or more of net sales are as follows (in thousands):

	Nine Months Ended
	September 30,
	2010		2009
Symbol Technologies (Motorola)	$11,729	26%	$4,264	18%
Think Global	4,433	10%	-	0%
Li-Tec Battery	1,316	3%	2,453	10%
	$17,478		$6,717

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 – Commitments and Contingencies

Litigation
Ener1 receives communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collections of accounts payable, product liability claims, and allegations that certain of its products infringe the patent rights of other third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.  As of September 30, 2010, there were no material pending legal proceedings.

Purchase Commitments
Ener1 has outstanding commitments with and has submitted purchase orders to various suppliers to purchase machinery, equipment and inventory.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $38.2 million as of September 30, 2010.

Change in Control Provisions in Certain Agreements
Ener1 has entered into employment agreements with certain key employees and executive officers requiring Ener1 to make severance payments to these individuals if their employment is terminated under circumstances specified in the agreements.  The maximum contingent liability pursuant to these provisions is $2.2 million.

Note 15 – Subsequent Events

On October 29, 2010, a Supply Agreement (the Supply Agreement) entered into by Ener1 and Joint Stock Company “Mobile Gas Turbine Electric Powerplants,” a Russian corporation (MGTES), became binding and effective. The Supply Agreement was entered into on October 6, 2010, but did not become binding and effective on both parties until October 29, 2010. Under the Supply Agreement, Ener1 has agreed to manufacture and sell, and MGTES has agreed to purchase, certain lithium-ion battery units to be used by MGTES to power grid energy storage systems in Russia. The total purchase price for the units is $40.0 million, the payment of which will be made in installments over a period of approximately two years, and each installment payment will be subject to the satisfaction of specified production, inspection and performance conditions. Although we anticipate that the contract will be completed by the end of 2012, no assurances can be made that all installment payments will be received by us in full or on a timely basis.

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

Executive Summary and Recent Developments
The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

We design, develop and manufacture high-performance, rechargeable, lithium-ion batteries and battery systems for energy storage in the transportation market, stationary power market and small format products market.  We believe a confluence of market forces and government policy initiatives may lead to a transition from oil-fueled vehicles and energy inefficient electricity production to electric vehicles and more efficient grid storage and energy management.   We further believe that the fuel economy standards and rules of the United States, together with the stringent carbon dioxide emissions standards of the European Economic Community, will likely cause many automobile manufacturers to manufacture some form of electric cars, trucks and buses. The automotive industry has plans to introduce additional HEV, EV and PHEV models, the introduction of which is expected to increase the total number of electric vehicle models available worldwide to approximately 120 by the end of 2012.

Our primary products for the transportation market consist of battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses. In May 2010, we commenced commercial production and shipment of lithium-ion battery packs for Think Global, an EV manufacturer in Norway.

We made strategic investments in Think Holdings, the majority owner of Think Global, in 2009 and 2010.  As of September 30, 2010, we controlled 33% of the outstanding voting power in Think Holdings.  On October 25, 2010, our voting power increased to approximately 48% of the outstanding voting power of Think Holdings when we exchanged shares of Ener1 common stock for additional preferred securities of Think Holdings, as further described below under Financial Highlights.

In May 2010, we entered into a letter of intent to form a battery cell manufacturing joint venture and a battery pack manufacturing joint venture (together, the Joint Ventures), with Wanxiang EV CO. LTD (Wanxiang), the electric vehicle division of Wanxiang Group.  Wanxiang and Ener1 will initially own 60% and 40%, respectively, of the Joint Ventures; however, Ener1 will have the right to increase its ownership interest up to 49%.  The formation of the Joint Ventures under the letter of intent is subject to certain conditions, including the completion of final due diligence by both parties and the negotiation and execution of definitive agreements as well as obtaining requisite government and board approvals.

In the stationary power markets, we are developing energy storage applications for utility grid and commercial applications. On October 29, 2010, a Supply Agreement (the Supply Agreement) entered into by Ener1 and Joint Stock Company “Mobile Gas Turbine Electric Powerplants,” a Russian corporation (MGTES), became binding and effective.  The Supply Agreement was entered into on October 6, 2010, but did not become binding and effective on both parties until October 29, 2010.  Under the Supply Agreement, Ener1 has agreed to manufacture and sell, and MGTES has agreed to purchase, certain lithium-ion battery units to be used by MGTES to power grid energy storage systems in Russia.  The total purchase price for the units is $40.0 million, the payment of which will be made in installments over a period of approximately two years, and each installment payment will be subject to the satisfaction of specified production, inspection and performance conditions.  Although we anticipate that the contract will be completed by the end of 2012, no assurances can be made that all installment payments will be received by us in full or on a timely basis.

Our South Korean subsidiary, Ener1 Korea International, Inc., formerly known as Enertech International, Inc., (Ener1 Korea), manufactures lithium-ion batteries for the small format products market which encompasses consumer, industrial and military products.  Our primary small format product line consists of commercial lithium-ion batteries for products such as Motorola’s hand-held scanners.

We manufacture and assemble lithium-ion batteries and battery systems in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through Ener1 Korea.  We are currently expanding production capacity at our facilities in the United States.

We were awarded a grant of $118.5 million from the United States Department of Energy (DOE) in August 2009, under the Automotive Battery Manufacturing Initiative (ABMI) to help finance our United States battery plant capacity expansion. We are reimbursed under the grant as we make equipment purchases, and we are required to match grant proceeds with an equal amount of our own funds. Using funds provided under the ABMI, we are expanding our production capacity in Indiana.  We expect our worldwide automotive production capacity will increase during 2011 to the equivalent of 900 EV packs per month as a result of our battery plant expansion.

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

Financial Highlights

We have raised $162.3 million from sales of equity and debt securities during 2010.  Proceeds from the sale of shares of Ener1 common stock total approximately $97.3 million, of which $89.1million was from sales to Ener1 Group, our principal shareholder.  Proceeds received from the issuance of debt total $65.0 million, which includes $55.0 million of senior unsecured notes due March 2013 (the Notes), and $10.0 million of convertible debt due August 2015 (the Convertible Notes).

In May 2010, in connection with our strategic investment in Think Holdings, Ener1 provided that certain investors who made certain investments in Think Holdings could exchange their shares of Series B Stock and half of their warrants to purchase Series B Stock for shares of Ener1 common stock (the Ener1 Put Option).  Investors have until May 2011 to exercise the Ener1 Put Option and, upon exercise, would receive unregistered shares of Ener1 common stock.  The total amount of Ener1 common stock issuable upon exercise of the Ener1 Put Option is capped at $27.5 million.  We valued the Ener1 Put Option, in May 2010, at fair value and increased our investment in unconsolidated entity by approximately $4.9 million.  In October 2010, we made short-term working capital loans to Think Holdings totaling $6.4 million with an interest rate of 5.0% per annum, scheduled to mature on December 31, 2010.

On October 25, 2010, an investor in Think Holdings exercised its rights under the Ener1 Put Option and transferred 7,500,000 shares of Series B Stock to Ener1 in exchange for 3,131,250 unregistered shares of Ener1common stock, increasing our investment in unconsolidated entity by approximately $12.4 million.  Ener1 also extended to this investor the right to transfer to Ener1 an additional 2,706,660 shares of Series B Stock under the same terms and conditions of the Ener1 Put Option.  The investor accepted this offer and exchanged the additional Series B Stock for 1,130,031 unregistered shares of Ener1 common stock, increasing our investment in unconsolidated entity by an additional $4.5 million.

After taking into consideration the effect of the October 25, 2010 transactions, our investment in unconsolidated entity totaled approximately $58.6 million and we controlled approximately 48% of the outstanding voting power in Think Holdings.   Two directors who serve on the board of directors of Ener1 also serve on the board of directors of Think Holdings.  We continue to monitor our activity with Think Holdings for potential transactions that may require the consolidation of the accounts of Think Holdings with the accounts of Ener1.

On August 3, 2010, we converted all outstanding principal and accrued interest of $18.4 million under our convertible line of credit with Bzinfin into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share.  In addition, as an inducement to convert this debt, Ener1 issued to Bzinfin warrants to purchase up to approximately 2.3 million shares of Ener1 common stock.  As of September 30, 2010, Ener1 Group and Bzinfin, the owner of Ener1 Group, collectively owned approximately 48.8% of our outstanding common stock and, with warrants, beneficially owned approximately 57.3% of our shares outstanding on a fully diluted basis.

Results of Operations

Three Months ended September 30, 2010 compared to the Three Months ended September 30, 2009
The following information has been derived from the accompanying unaudited consolidated financial statements for the three months ended September 30, 2010 and 2009 and is presented in thousands.  With the commencement of commercial production in May 2010, certain expenses previously classified as research and development are now classified as general and administrative.

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Net sales	$17,262	$8,117	$9,145	113%
Cost of sales	15,164	7,693	7,471	97%
Gross profit	2,098	424	1,674	395%

Operating expenses:
General and administrative	7,522	4,317	3,205	74%
Research and development, net	3,714	7,556	(3,842)	-51%
Grant proceeds recognized	(92)	-	(92)	n/a
Depreciation and amortization	1,587	1,304	283	22%
Total operating expenses	12,731	13,177	(446)	-3%
Loss from operations	(10,633)	(12,753)	2,120	-17%

Other income (expense):
Interest expense	(1,201)	(1,525)	324	-21%
Debt conversion expense	(13,245)	-	(13,245)	n/a
Loss on derivative liabilities	(838)	(1,487)	649	-44%
Loss on financial instruments	(467)	-	(467)	n/a
Foreign currency loss	(579)	(452)	(127)	28%
Other	55	121	(66)	-55%
Total other income (expense)	(16,275)	(3,343)	(12,932)	387%

Loss before income taxes	(26,908)	(16,096)	(10,812)	67%
Income tax expense (benefit )	81	(24)	105	-438%
Net loss	(26,989)	(16,072)	(10,917)	68%
Net loss attributable to noncontrolling interests	(40)	(235)	195	-83%
Net loss attributable to Ener1, Inc.	$(26,949)	$(15,837)	$(11,112)

Net sales, Cost of sales and Gross profit
The increase in net sales is due to an increase in EV battery pack commercial sales to Think Global of approximately $4.3 million as shipments to Think Global under our Supply Agreement commenced in May 2010, as well as a $1.9 million increase in EV battery pack prototype sales to various customers from $0.4 million for the three months ended September 30, 2009 to $2.3 million for the same period in 2010.  In addition, domestic sales of small cell battery packs to commercial customers increased from $5.3 million during the three months ended September 30, 2009 to $8.8 million for the same period in 2010, an increase of approximately $3.5 million, or 66%, due to an increase in demand.

Cost of sales increased at a slower rate than net sales increased as a result of higher prototype sales during the three months ended September 30, 2010.  We expect cost of sales to increase at a faster rate than net sales until we achieve the production levels upon which our standard costs are based.  Cost of sales also includes depreciation expense of approximately $892,000 for the three months ended September 30, 2010, an increase of approximately $205,000, or 30%, which is primarily due to battery manufacturing and production equipment placed in service starting in late 2009.

General and administrative expense
General and administrative expenses increased primarily due to an increase in salary and benefits of $1.9 million resulting from the increase in our management team and their compensation and an increase in stock-based compensation and bonuses of $306,000 during the three months ended September 30, 2010 as compared to the prior year period.  Legal and professional fees increased $593,000, of which $109,000 was for professional services related to investor, government, media and public relations.  Facilities-related expenses increased $212,000 primarily due to the commencement of commercial production, in May 2010, at our Indiana facilities.

Research and development expense
Research and development expenses decreased primarily due to the proceeds from the ABMI grant that are used to pay operating expenses related to machine qualification and direct application engineering and treated as a reduction of research and development expenses which totaled approximately $8.0 million during the three months ended September 30, 2010.  This decrease has been partially offset by an increase in salaries and benefits of $1.3 million as a result of the increase in our workforce.  Materials and non-capitalized equipment expenses increased $2.0 million as commercial production continued to ramp up and EV battery pack prototype sales increased.  Facilities-related expenses increased approximately $726,000 primarily due to property taxes, rent and utilities for our Mt. Comfort, Indiana facility, which we commenced leasing in February 2010.  There were no ABMI grant proceeds received during the same period of the prior year.

We also present proceeds from our cost-sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these cost-sharing arrangements were $639,000 and $1.0 million for the three months in the periods ended September 30, 2010 and 2009, respectively.

Grant proceeds recognized
Proceeds from government grants related to asset purchases are recorded as deferred grant proceeds and recognized as a reduction of operating expense over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge.  We begin depreciating purchased assets on the date the assets are placed in service.  During the three months ended September 30, 2010, we recognized approximately $92,000 in grant proceeds.

Depreciation and amortization expense
Depreciation expense, included in operating expenses, increased $278,000 as a result of the increase in our property and equipment and is reflected in the consolidated statement of operations as follows (in thousands):

	Three Months
	Ended September 30,		Change
	2010	2009	$	%
Depreciation expense:
Cost of sales	$892	$687	$205	30%
Operating expenses	1,066	788	278	35%
Total depreciation expense	$1,958	$1,475	$483	33%

Amortization expense:
Operating expenses	521	516	5	1%

Total depreciation and amortization	$2,479	$1,991	$488	25%

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments, as well as debt issuances costs.  The cash and non-cash components of interest expense are (in thousands):

	Three Months Ended
	September 30,		Change
	2010	2009	$	%
Cash	$505	$470	$35	7%
Non-cash	696	1,055	(359)	-34%
Total interest expense	$1,201	$1,525	$(324)	-21%

The decrease in interest expense is due to maturation of the convertible line of credit with Bzinfin on July 1, 2010.  Of the total $696,000 in non-cash interest expense for the period ended September 30, 2010, $628,000, or 90%, represents the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants issued in connection with debt financing arrangements and the beneficial conversion feature associated with the convertible line of credit.

Debt conversion expense
On August 3, 2010, we converted $18.4 million of principal and accrued interest under the convertible line of credit with Bzinfin into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share, resulting in debt conversion expense of $6.8 million.  In addition, as an inducement to convert this debt, Ener1 issued to Bzinfin warrants to purchase up to approximately 2.3 million shares of Ener1 common stock, resulting in additional debt conversion expense of $5.9 million.  Ener1 further agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the line of credit from February 2009, the date of inception, to August 2, 2010, the date of conversion, of approximately $527,000, which was recorded as debt conversion expense.

Loss on derivative liabilities
The loss on derivative liabilities during the three months ended September 30, 2010 was primarily due to the issuance of warrants that contain dilution protection features.  Specifically, the loss on derivative liabilities is due to the increase in value of warrants issued in connection with the Notes (2010 Warrants) of approximately $1.1 million from the date of issuance to September 30, 2010.  The increase in the value of the warrant derivatives is primarily due to the increase in the price of Ener1 common stock during the same period.

Loss on financial instruments
The loss on financial instruments during the three months ended September 30, 2010 is due to the increase in the fair value of the Ener1 Put Option, which was granted in May 2010, which increase was a result of the increase in the price of Ener1 common stock during the three months ended September 30, 2010.

Nine Months ended September 30, 2010 as compared to the Nine Months Ended September 30, 2009
The following information has been derived from the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2010 and 2009 and is presented in thousands. With the commencement of commercial production in May 2010, certain expenses previously classified as research and development are now classified as general and administrative.
	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Net sales	$44,288	$23,846	$20,442	86%
Cost of sales	38,974	20,856	18,118	87%
Gross profit	5,314	2,990	2,324	78%

Operating expenses:
General and administrative	18,517	12,675	5,842	46%
Research and development, net	23,712	21,270	2,442	11%
Grant proceeds recognized	(161)	-	(161)	n/a
Depreciation and amortization	4,408	3,766	642	17%
Total operating expenses	46,476	37,711	8,765	23%
Loss from operations	(41,162)	(34,721)	(6,441)	19%

Other income (expense):
Interest expense	(7,563)	(4,261)	(3,302)	77%
Debt conversion expense	(13,245)	-	(13,245)	n/a
Gain on derivative liabilities	3,145	2,430	715	29%
Gain on financial instruments	509	-	509	n/a
Foreign currency loss	(20)	(84)	64	-76%
Other	463	283	180	64%
Total other income (expense)	(16,711)	(1,632)	(15,079)	924%

Loss before income taxes	(57,873)	(36,353)	(21,520)	59%
Income tax expense (benefit )	91	(22)	113	-514%
Net loss	(57,964)	(36,331)	(21,633)	60%
Net loss attributable to noncontrolling interests	(67)	(325)	258	-79%
Net loss attributable to Ener1, Inc.	$(57,897)	$(36,006)	$(21,891)

Net sales, Cost of sales and Gross profit
The increase in net sales is due to an increase in EV battery pack commercial sales to Think Global of approximately $7.7 million as shipments to Think Global under our Supply Agreement commenced in May 2010 and an increase in EV battery pack prototype sales to various customers from $0.9 million during the nine months ended September 30, 2009 to $3.5 million for the same period of 2010, an increase of approximately $2.6 million.  In addition, domestic sales of small cell battery packs to commercial customers increased from $14.3 million during the nine months ended September 30, 2009 to $24.1 million during the same period of 2009, an increase of approximately $9.8 million, or 69%, due to an increase in demand.

Cost of sales increased at a slightly faster rate than net sales increased as a result of start-up costs for EV battery cell production.  We expect cost of sales to continue increasing at a faster rate than net sales until we achieve the levels of production upon which our standard costs are based.  Also included in cost of sales is depreciation expense of approximately $2.6 million for the nine months ended September 30, 2010, an increase of approximately $766,000, or 42%, primarily due to battery manufacturing and production equipment placed in service in late 2009.

General and administrative expense
General and administrative expenses increased primarily due to an increase in salary and benefits of $4.0 million. Legal and professional fees increased $1.1 million, of which $752,000 was for professional services related to investor, government, media and public relations.  Facilities-related expenses increased $518,000 primarily due to the commencement of commercial production, in May 2010, at our Indiana facilities.

Research and development expense
Research and development expenses increased primarily due to an increase in salaries and benefits of $6.1 million as a result of the increase in our workforce, which was partially offset by a decrease of $933,000 in stock-based compensation. Facilities-related expenses increased approximately $1.4 million primarily due to property taxes, rent and utilities for our Mt. Comfort, Indiana facility, which we commenced leasing in February 2010. Materials and non-capitalized equipment increased $3.8 million as commercial production continued to ramp up and EV battery pack prototype sales increased. These increases have been partially offset by a decrease in professional fees of $530,000 related to legal fees incurred for filing, maintaining and protecting our patents and technology.

We present proceeds from the ABMI grant that are used to pay operating expenses related to machine qualification and direct application engineering as a reduction of research and development expenses. These proceeds totaled approximately $9.0 million during the nine months ended September 30, 2010. There were no ABMI grant proceeds received during the same period of the prior year.

We also present proceeds from our cost-sharing arrangements with federal government agencies as a reduction of research and development expenses. Proceeds received under these cost-sharing arrangements were $2.2 million and $3.1 million for the periods ended September 30, 2010 and 2009, respectively.

Grant proceeds recognized
Proceeds from government grants related to asset purchases are recorded as deferred grant proceeds and recognized as a reduction of operating expense over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge. We begin depreciating purchased assets on the date the assets are placed in service. During the nine months ended September 30, 2010 we recognized approximately $161,000 in grant proceeds.

Depreciation and amortization expense
Depreciation expense, included in operating expenses, increased $662,000 as a direct result of the increase in our property and equipment and is reflected in the consolidated statements of operations as follows (in thousands):

	Nine Months
	Ended September 30,		Change
	2010	2009	$	%
Depreciation expense:
Cost of sales	$2,586	$1,820	$766	42%
Operating expenses	2,839	2,177	662	30%
Total depreciation expense	$5,425	$3,997	$1,428	36%

Amortization expense:
Operating expenses	1,569	1,589	(20)	-1%

Total depreciation and amortization	$6,994	$5,586	$1,408	25%

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments, as well as debt issuances costs. The cash and non-cash components of interest expense are (in thousands):

	Nine Months Ended
	September 30,		Change
	2010	2009	$	%
Cash	$1,068	$746	$322	43%
Non-cash	6,495	3,515	2,980	85%
Total interest expense	$7,563	$4,261	$3,302	77%

The increase in interest expense is due to a $16.2 million increase in short-term debt. Of the total $6.5 million in non-cash interest expense for the period ended September 30, 2010, $5.3 million, or 82%, represents the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants issued in connection with debt financing arrangements and the beneficial conversion feature associated with our convertible line of credit.

Debt conversion expense
On August 3, 2010, we converted $18.4 million of principal and accrued interest under the convertible line of credit with Bzinfin into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share, resulting in debt conversion expense of $6.8 million. In addition, as an inducement to convert, Ener1 issued to Bzinfin warrants to purchase up to approximately 2.3 million shares of Ener1 common stock, resulting in debt conversion expense of $5.9 million. Ener1 further agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the line of credit of approximately $527,000 which was recorded as debt conversion expense.

Gain on derivative liabilities
The increase in gain on derivative liabilities during the nine months ended September 30, 2010 is related to the overall decline in the price of Ener1 common stock, which resulted in a gain on derivative liabilities of approximately $3.4 million. This increase has been partially offset by the $1.1 million loss on derivative liabilities due to the issuance, in September 2010, of the 2010 Warrants, which contain dilution protection features, and the expiration of the dilution protection feature contained in certain free standing warrants that expired during the period ended March 31, 2009, resulting in a decrease in of approximately $1.6 million.

Gain on financial instruments
The increase in gain on financial instruments during the nine months ended September 30, 2010 is due to the decline in the fair value of the Ener1 Put Option, which was granted in May 2010, as a result of the overall decline in the price of Ener1 common stock since the date of grant.

Liquidity and Capital Resources
At September 30, 2010, the Company had cash and cash equivalents of $34.0 million, restricted cash of $18.1 million and working capital of $36.7 million.

Cash Flow Summary
The following information has been derived from the accompanying unaudited consolidated financial statements for the nine months ended September 30, 2010 and 2009 and is presented in thousands. Cash and cash equivalents increased by $19.7 million during the period ended September 30, 2010. The change in cash and cash equivalents is as follows (in thousands):

	September 30,
	2010	2009

Net loss	$(57,964)	$(36,331)
Non-cash items	26,284	10,719
Net change in working capital items	(13,599)	(3,714)
Operating activities	(45,279)	(29,326)
Investing activities	(70,494)	(17,157)
Financing activities	135,537	53,365
Effects of exchange rates	(69)	(180)
Net increase in cash and cash equivalents	$19,695	$6,702
Cash and cash equivalents - beginning balance	14,314	11,229
Cash and cash equivalents - ending balance	$34,009	$17,931

Operating Activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital. Non-cash items consist primarily of debt conversion expense, depreciation and amortization, stock-based compensation, interest expense and accretion of debt discounts, which are partially offset by the gain on derivative liabilities and financial instruments.

Net cash used in operating activities increased $16.0 million during the period ended September 30, 2010, as compared to the same period in 2009 due primarily to the increase in our net loss of $21.6 million and the net change in working capital items of approximately $9.9 million, partially offset by the increase in non-cash items of $15.6 million. Non-cash items increased primarily due to the debt conversion expense associated with the conversion of our convertible line of credit at an amended conversion price.

Investing activities
Net cash used in investing activities for the period ended September 30, 2010 was $70.5 million, an increase of $53.3 million, compared to $17.2 million for the period ended September 30, 2009. This increase is comprised primarily of a $30.3 million increase in net cash used for purchases of property, plant and equipment as we continue to execute our capital expansion plan. In addition, our investment in Think Holdings increased $9.8 million during the nine months September 30, 2010 due to the purchase of additional equity securities from Think Holdings. In connection with the issuance of the Notes, we deposited approximately $14.5 million, representing the first two installment payments due under the Notes, in a restricted cash account to secure payment.

Financing activities
Net cash provided by financing activities for the period ended September 30, 2010 was $135.5 million, an increase of $82.1 million, compared to $53.4 million for the same period ended 2009. This increase in cash provided by financing activities is comprised of an increase in proceeds from the sales of Ener1 common stock of $32.8 million, the increase in proceeds from the issuance of long term debt of $62.7 million and an increase in proceeds from related party and bank borrowings of $3.1 million during the period ended September 30, 2010. These proceeds have been partially offset by the increase in repayments of borrowings and capital leases of $15.0 million.

Sale of Stock
In January 2010, we entered into an Open Market Sale Agreement under which we may sell up to $60.0 million in shares of Ener1 common stock. These sales are effected by Jefferies & Company, Inc., acting as our agent. Between February 3, 2010 and September 30, 2010, we sold 2,069,250 shares for net proceeds totaling $7.8 million.

Effective June 9, 2010, Ener1 Group purchased 18,678,161 shares of Ener1 common stock and warrants to purchase shares of Ener1 common stock pursuant to the June Stock Purchase Agreement for an aggregate purchase price of $65 million, of which Ener1 received $63.5 million after deducting legal fees and expenses of approximately $1.5 million.

Effective October 1, 2010, Ener1 Group purchased 6,749,437 shares of Ener1 common stock and warrants to purchase shares of Ener1 common stock pursuant to the September and October Stock Purchase Agreements for an aggregate purchase price of $24.1 million, of which Ener1 received $23.7 million after deducting legal fees and expenses of approximately $450,000.

8.25% Senior Unsecured Notes
On September 7, 2010, Ener1 sold $55.0 million of Senior Unsecured Notes (the Notes), 960,926 shares of Ener1 common stock (the Common Stock) and warrants to purchase up to 2,882,776 shares of Ener1 common stock at an exercise price of $3.82 per share (the Warrants) for aggregate consideration of $55.0 million.

The principal of the Notes is payable in ten equal quarterly installments, with the first installment due January 3, 2011.

We may pay amounts due on the Notes in cash, or, if certain conditions are met, shares of Ener1 common stock or a combination of cash and shares of Ener1 common stock. The stated interest rate on the note is 8.25%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of our common stock at 91.75% of a weighted average share price over a pricing period ending shortly before the payment date.

We are required to register the resale under the Securities Act of 1933 of the maximum number of shares of Ener1 common stock we may elect to issue in payment of amounts due under the Notes. We deposited approximately $14.5 million, representing the first two installment payments due on the Notes, in a restricted cash account to secure these payments until a registration statement covering the resale of the shares of Ener1 common stock we may issue in payment of amounts due under the Notes is declared effective.

Financing costs associated with the sale of the Notes totaling approximately $2.3 million have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Notes. Financing costs of approximately $62,000 were expensed during the period ended September 30, 2010 and the remaining $2.3 million will be expensed as follows: $147,000 during the remainder of 2010, $1.2 million in 2011, $848,000 in 2012 and $107,000 in 2013.

6.0 % Senior Convertible Notes
During the period ended September 30, 2010, Ener1 sold $10.0 million in Senior Convertible Notes (the Convertible Notes) to Itochu Corporation, a Japanese corporation (Itochu). The Convertible Notes bear interest at 6% per annum and the interest is payable in arrears on February 26th and August 26th of each year, commencing on February 26, 2011. Itochu has the right to convert all or any part of the outstanding principal and unpaid interest into shares of Ener1 common stock at a conversion price of $3.612 per share. The Convertible Notes mature on August 27, 2015.

Credit Facility
In March 2010, we entered into a Credit Agreement with Credit Suisse AG, Cayman Islands Branch (Credit Suisse), as lender and borrowed $15.0 million for general corporate purposes (the Credit Facility), which was repaid on June 23, 2010. Interest was payable monthly at the London Interbank Offering Rate (LIBOR) plus 5% per annum. Commitment fees and legal fees associated with closing the Credit Facility totaled approximately $273,000.

Convertible Line of Credit
In February 2010, we borrowed an additional $5.0 million under an existing line of credit extended by Bzinfin. We did not repay the amount outstanding under the line of credit when it matured on July 1, 2010, as we were in negotiations at such time to amend the conversion terms of the line of credit.

On August 3, 2010, we converted $18.4 million of principal and accrued interest under the convertible line of credit with Bzinfin into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share, resulting in debt conversion expense of $6.8 million. In addition, as an inducement to convert this debt, Ener1 issued to Bzinfin warrants to purchase up to approximately 2.3 million shares of Ener1 common stock, resulting in additional debt conversion expense of $5.9 million. Ener1 further agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the line of credit from the date of inception to the date of conversion of approximately $527,000, which was recorded as debt conversion expense.

Management’s Assessment of Liquidity
We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of September 30, 2010.

We have historically financed, and expect to continue to finance, our operations through public and private offerings of debt and equity securities. We have raised $162.3 million through sales of equity and debt securities during 2010. Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions. Since 2008, the global financial markets have experienced significant price and volume fluctuations. Volatility in debt and equity markets may adversely affect our ability to procure future financing.

Under our capital expenditure plan to increase our cell and battery pack production capacity, we intend to spend a total of $74.9 million at our Indiana facilities, of which $52.8 million has been spent through September 30, 2010, and $12.0 million has been spent at our Korea facility. These plans are designed to reach capacity levels in 2011 that would enable us to produce the equivalent of an estimated 900 EV packs per month. In January 2010, we began utilizing the funds available to us under AMBI grant awarded to us by the DOE in August 2009 to execute our 2010 capital expansion strategy for our Indiana facility. Through October 22, 2010, we have invested $57.4 million in manufacturing equipment and capacity expansion for our production facilities in Indiana. $28.7 million of these costs have been funded under the DOE grant. We also invested $12.0 million in additional manufacturing equipment and capacity expansion at our existing Ener1 Korea facility.

We expect to receive a total of $5.5 million from our active cost-sharing arrangements with the DOE and the United States Advanced Battery Consortium through September 2012, which will reduce our future research and development expenses.

We have applied for a long-term, low interest loan of approximately $290 million under the DOE ATVM loan program. We would use the proceeds of this loan to further expand our battery production capacity in Indiana. If we received an ATVM loan, the ATVM loan program will require us to match every eighty cents of loan proceeds with twenty cents of our own investment. Funds received pursuant to the ATVM loan program are restricted to the purchase of buildings, equipment and payment of other qualified expenses and are subject to certain terms and conditions regarding equipment grants by the DOE. We are currently negotiating a term sheet in connection with this loan.

We plan to utilize the proceeds from sales of common stock pursuant to the Open Market Sale Agreement and other possible sources to continue to fund operations and the planned purchase of production equipment and manufacturing plant assets.

Contractual Obligations
Purchase commitments
Ener1 has outstanding commitments with, and has submitted purchase orders to, various suppliers to purchase machinery, equipment and inventory. These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $38.2 million as of September 30, 2010.

During the period ended September 30, 2010, Ener1 entered into capital lease obligations for certain battery production equipment totaling approximately $721,000, payable over the next two to ten years. In addition, in February 2010, EnerDel entered into a two-year lease for approximately 211,500 square feet of industrial space located in Mt. Comfort, Indiana. The annual base rent under the initial two-year term of the lease is approximately $780,000.

Change in Control Provisions in Certain Agreements
Ener1 has entered into employment agreements with certain key employees and executive officers requiring Ener1 to make certain severance payments to these individuals if their employment is terminated under circumstances specified in the agreements. The maximum contingent liability pursuant to these provisions is $2.2 million.

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

We conduct a portion of our business in foreign countries and are subject to transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We do not have any long term supply agreements with suppliers as of September 30, 2010, but we are exposed to currency exchange risk when purchases are denominated in a foreign currency. Currently, the majority of our principal suppliers are based in China, Japan and Korea and we may not be able to negotiate payment terms that are denominated in United States Dollars. As a result, any future decline in the United States Dollar against the Chinese Yuan, the Japanese Yen or the Korean Won will increase the amount we may have to pay to our suppliers and could have material impact on our financial condition, results of operations and cash flows.

In addition, we are exposed to fluctuations in foreign exchange rates from translating the results of our Korean and Japanese operations to United States Dollars. At September 30, 2010 and December 31, 2009, the translation adjustment recognized in accumulated comprehensive income was $6.1 million and $4.9 million, respectively.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that as of September 30, 2010, such disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We receive communications from time to time alleging various claims. These claims may include, but are not limited to, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of September 30, 2010, there are no material pending legal proceedings.

Item 1A. Risk Factors.

We have an unproven business plan.

We have an unproven business plan and do not expect to be profitable for the next several years. We are developing technologies, products and services primarily related to lithium-ion batteries, and to a lesser extent, related to fuel cells and nanotechnology. Before investing in our securities, you should consider the challenges, expenses and difficulties that we will face as a company seeking to develop and manufacture new products.

We have a history of operating losses.

We have experienced net operating losses since 1997, and negative cash flows from operations since 1999. Total net cash used in operations for the years ended December 31, 2009, 2008 and 2007 was $40.7 million, $24.1 million and $26.7 million, respectively. We expect that we will continue to incur net losses and negative operating cash flows and will require additional cash to fund our operations and implement our business plan.

Our planned capital expenditures depend on the availability of funds under DOE grant and loan programs. We also will need to raise capital or borrow funds to fund our share of capital expenditures under both the grant and loan programs.

We have been formally awarded $118.5 million in funds under the DOE ABMI grant program. We also have a pending application under the DOE ATVM loan program in which we are seeking a loan of approximately $290.0 million. There is no assurance that the final DOE ATVM loan will be approved in full or in part, or that the terms and conditions for borrowing under the facility will be acceptable to us. The approval of the loan may be affected by political conditions in the United States and by political perceptions regarding our substantial foreign ownership. If the loan is not approved or is approved in a substantially reduced dollar amount, our future expansion plans would have to be significantly curtailed and our near term prospects would be materially adversely affected. The DOE ABMI grant requires that we match the grant award by spending one dollar on qualifying capital expenditures and other costs for every dollar reimbursed under the grant, and the loan program requires that recipients of any loans match the loan by spending $0.20 (twenty cents) on qualifying capital expenditures and other costs for every $0.80 (eighty cents) of loan proceeds received. We will need to raise debt or equity capital to fund our share of the capital expenditures under both the grant and, if we are included, under the loan program and raising equity capital will result in dilution to our shareholders. There is also no assurance that we will be able to choose the order of funds that we may receive under the grant or the loan. To the extent that funds must be drawn entirely under the grant first, we will be subject to a higher matching requirement and will need to raise debt or equity capital more quickly in the near future as compared to what we would otherwise have to raise if we are able to draw funds under the loan first. Access to both grant and loan funds will also be conditioned on our continued compliance with the terms and conditions of the grant and loan programs.

We are beginning production in a new industry with new processes, and our future profitability is dependent upon achieving reductions in manufacturing costs and projected economies of scale from increasing manufacturing quantities. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our financial performance.

Since 2002, we have focused primarily on research and development. However, we are currently developing new battery products that will require high volume battery manufacturing processes and equipment. While we acquired a lithium-ion battery cell manufacturer in South Korea in 2008, we have limited experience manufacturing any of our planned products on a commercial basis. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities would have a material adverse effect on our business, financial condition, results of operations and prospects.

We are beginning high-volume production in South Korea and the United States of new products in a new industry in which there is not a significant production history. Historically, we have produced only the component parts for our battery packs in limited production quantities in our South Korean plant and for prototype and production packs in limited quantities in our United States plant. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. Although we expect to achieve lower costs of production resulting from our progress along the machine and labor learning curves, it is impossible to determine what those savings may be as we are entering a new industry with new customer requirements.

Our supply chain will also be experiencing a sharp increase in demand for its products and will be undergoing similar production ramp-up activities. Although we expect future costs to decline if a domestic supply business develops for our industry, there is no assurance that such supply business will actually develop in the near future or at all. In addition, there is no assurance that we will achieve the material, labor and machine cost reductions associated with higher purchasing power and higher production levels, and failure to achieve these cost reductions could adversely impact our competitiveness and our financial results.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

Our energy products and technologies target new and developing markets, and we do not know the extent to which these markets, including the market for electric vehicles (EVs) and hybrid electric vehicles (HEVs), will develop. We currently have one commercially developed product, which began production in 2010. If viable markets fail to develop or develop more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

•	the cost competitiveness of our products;
•	consumer reluctance to try a new product;
•	consumer perceptions of our products’ safety;
•	regulatory requirements;
•	barriers to entry created by existing energy providers;
•	government funding of electric vehicle technologies; and
•	emergence of newer, more competitive technologies and products.

We will need additional capital to fund development and production activities, which may not be accessible on attractive terms or at all.

For the last several years, we have financed our operations and capital expenditures through the sale of our securities and by borrowing money. Our ability to obtain additional financing will be subject to a number of factors, including the development of the market for HEVs and EVs, commercial acceptance of our products, our operating performance, the terms of our existing indebtedness and the credit and capital markets. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of our then existing shareholders will be reduced and the percentage of our outstanding common stock to which our convertible securities and our senior unsecured notes are convertible will be reduced. In addition, any such transaction may dilute the value of our common stock and other debt or equity securities. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand or limit our flexibility in paying our indebtedness.

Both the credit and capital markets have experienced extreme volatility in recent periods. Credit markets have remained illiquid despite injections of capital by the United States and foreign governments. Banks and other lenders, such as true equipment leasing companies, have significantly increased credit requirements and reduced financing available to borrowers. In the capital markets, institutional investors have experienced large losses resulting in reductions of and restrictions on funds available for investment. As a result, the market for offerings of our debt and equity securities may be limited.

Our ability to obtain financing from the ATVM loan program and government grants is subject to the availability of funds under the applicable government programs as well as the approval of our applications to participate in such programs. We cannot assure you that our efforts to obtain such funds from these government sources will be successful.

If we do not obtain adequate short-term working capital and permanent financing, whether through credit or capital markets or through government programs, we would have to curtail our development and production activities and adopt an alternative operating model to continue as a going concern. Our failure to obtain any required future financing would materially and adversely affect our business, our financial condition and our prospects.

Our future growth is dependent upon consumers’ willingness to adopt electric vehicles.

Our growth is highly dependent upon the adoption by consumers of EVs. If the market for EVs does not develop as we anticipate or develops more slowly than we expect, our business, operating results, financial condition and prospects will be harmed. The market for EVs is relatively new, rapidly evolving, characterized by rapidly changing technologies, price competition, additional competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. Factors that influence the rate at which consumers adopt EVs include:

•
perceptions about EV quality, safety (in particular with respect to lithium-ion battery packs), design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of EVs and/or lithium-ion battery packs;

•	the limited range over which EVs may be driven on a single battery charge;
•	the decline of an EV’s range resulting from deterioration over time in the battery’s ability to hold a charge;
•	concerns about electric grid capacity and reliability, including access to charging stations;
•	improvements in the fuel economy of the internal combustion engine;
•	the environmental consciousness of consumers;
•	volatility in the cost of oil and gasoline; and
•	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy.

The influence of any of the factors described above may cause current or potential consumers not to purchase EVs, which would materially adversely affect our business, operating results, financial condition and prospects.

We depend on a limited number of customers, including Think Global, for a significant portion of our revenue, and the loss of our most significant or several of our smaller customers could materially adversely affect our business and results of operation.

A significant portion of our revenue is expected to be generated from a limited number of customers, with sales to Think Global representing nearly all of our forecasted automotive revenue for the foreseeable future. We entered into an amended Supply Agreement with Think to supply lithium-ion battery packs for the Think City EV commencing in 2010. We are also a significant investor in Think Holdings, have voting power of approximately 48% of their equity, and we have contractual arrangements with certain other shareholders of Think Holdings which allow them to put their preferred shares in Think Holdings to us in exchange for our common stock. In addition, two of our directors are directors of Think Holdings. We expect Think will become a significant customer in 2011. A delay in the delivery of battery packs to Think or delays in Think’s start-up plans and financing activities, however, would adversely affect our expected 2010 and 2011 revenues and profitability and could have a material adverse effect on our business and our investment in Think. Think, in its corporate history, has been through insolvency proceedings on three separate occasions, including most recently in 2009. Think is increasing production and entering new markets and faces the risks associated with the launch of a new vehicle, including achieving production levels, managing production costs, managing their supply chain, financing the costs associated with increased production levels and higher working capital requirements, gaining consumer acceptance, delivering vehicles on time, servicing new customers, satisfying warranty claims and other issues related to manufacturing, selling and servicing automobiles; through our ownership in Think Holdings, we are also exposed to these risks. Think also faces many of the same (or similar) risks as are inherent in our business. Moreover, based on our current ownership interest in Think Holdings and the possibility that we may eventually acquire a majority interest in and control of Think Holdings, we are exposed to any additional risks that may be inherent in any consolidation of Think Holdings with our company. Although the composition of our customer base will vary from period to period, we expect that most of our automotive revenue will continue, for the foreseeable future, to come from a relatively small number of customers.

In addition, our contracts with our customers do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more of our significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, the introduction of alternative or competing products or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for other reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, operating results, financial condition and prospects.

We are expanding our equipment production capacity worldwide and are subject to all of the risks associated with purchasing, installing and efficiently operating new equipment as well as achieving production economies from projected increased efficiencies.

We have begun purchasing new equipment (which is partially funded by grants from the DOE) to increase our production capacity in the United States. Risk of noncompliance with DOE protocols would delay or eliminate reimbursement of certain costs. If we fail to comply with DOE protocols, it is possible that we would have to repay the DOE for funds that were granted to us or return assets acquired by us with DOE funds. While we have constrained the level of purchases in the first year of the grant, during the next three years we expect to purchase a substantial amount of equipment and to increase our production capacity correspondingly. Both the equipment procurement process and the installation and integration of the equipment into our facilities are potentially subject to delays. Achieving rated capacity levels with such equipment is subject to additional risks, and the equipment may never reach its projected capacity. Some of the assembly equipment that is scheduled for installation was designed by our engineers and manufactured by independent equipment manufacturers, and achieving projected machine efficiencies is dependent upon the equipment operating as designed. In addition, our competitors may be purchasing equipment similar or identical to our equipment, and to the extent there is increased demand for such equipment, there may be shortages or delays in receiving equipment which in turn could result in delays in our production schedules. Delays in the start-up of production could adversely impact our reputation and financial results. Delays in production deliveries also could adversely impact the financial results of our customers because of delays in the delivery of vehicles to their customers. Failure to reach projected machine efficiencies could result in higher production costs than planned and consequently could have a material adverse impact on our financial results.

Our financial results may vary significantly from period-to-period due to long and unpredictable sales cycles for some of our products and the seasonality of certain end-markets into which we sell our products, which may in turn lead to volatility in our stock price.

The amount and timing of our revenue recognition from sales to our customers is difficult to predict and is market dependent. We are often required to invest significant time to educate our customers about the use and benefits of our products, including their technical and performance characteristics. Customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle for us, typically many months. In some markets, such as the transportation market, there is usually a significant lag time between the design phase and commercial production. We spend substantial amounts of time and money on our sales efforts and there is no assurance that these investments will produce any sales within expected time frames or at all. Given the potentially large size of battery development and supply contracts, the loss of or delay in the signing of a contract or a customer order could significantly reduce our revenue in any given period. Since most of our operating and capital expenses are incurred based on the estimated number of design wins and their timing, they are difficult to adjust in the short term. As a result, if our revenue falls below our expectations or is delayed in any given period, we may not be able to reduce proportionately our operating expenses or manufacturing costs for that period and any reduction of manufacturing capacity could have long-term implications on our ability to accommodate future demand.

In addition, since our batteries and battery systems are incorporated into our customers’ products for sale into their respective end-markets, our business is exposed to the seasonal demand that may characterize some of our customers’ own product sales. Because many of our expenses are based on anticipated levels of annual revenue, our business and operating results could also suffer if we do not achieve revenue consistent with our expectations in relation to this seasonal demand.

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

Oil prices are extremely volatile and trends to convert to electric and hybrid electric vehicles may be adversely affected by any perceived significant reduction in gasoline prices.

Oil and gasoline prices have been extremely volatile and the possibility of continuing volatility is expected to persist. Decreases in gasoline prices lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. Lower oil prices also result in a decrease to the cost of existing energy technologies, making them more competitive with alternative products such as lithium-ion batteries. If oil prices decline, the demand for hybrid and electric vehicles may decrease which would have a material adverse effect on our business.

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

We may provide warranty coverage and product recall coverage for some of our products, and we do not have significant experience in projecting possible warranty or recall claims and costs. If warranty or recall claims are significantly higher than our initial projections, our financial results would be adversely affected.

We provide warranty coverage in connection with certain automotive battery pack sales and we expect to provide warranty coverage in connection with grid storage battery pack sales, which warranty coverage ranges from 3-5 years and includes warranties that our product complies with the agreed upon specifications developed with the end-user, warranties that there are no defects in our products and warranties that our product will maintain a specified power capacity during the life of the product. We may also be required to provide product recall coverage. We are selling new products in a new industry that does not have a significant history of product use. While we have tested batteries and battery packs in a controlled environment, we have not tested large numbers of batteries and packs for extended periods of time. These and other customer protection provisions, such as return rights, could delay our recognition of revenue. We expect to establish a warranty reserve in our accounts based upon our expected warranty claims, but there is no assurance that this reserve will be sufficient. Our financial results could consequently vary based upon actual experience relative to how we account for any expected warranty claims. Furthermore, a significant warranty claim or product recall experience would likely materially adversely affect our financial results.

We face high levels of competition and may be unable to compete successfully.

The markets in which we intend to market and sell our products are highly competitive. A number of competitors located in Asia, the United States and elsewhere, including Sanyo Electric Co., Ltd., NEC Corporation, Johnson Controls, Inc., Compact Power, Inc., Dow Kokam and A123 Systems, Inc., are developing and planning to manufacture battery cell technologies and other energy products that compete with our technologies and planned products. We also face competition from companies that are focused on traditional energy sources, such as oil and natural gas, as well as those that develop alternative energy technologies such as solar power, wind power, ethanol and biofuels. We will need to develop commercially viable products for our business to be successful.

The developers of traditional and alternative energy technologies include, among others, major electric, oil, chemical, natural gas, battery, generator and specialized electronics firms, as well as universities, research institutions and foreign government-sponsored companies. Many of these entities have substantially greater financial, research and development, manufacturing and marketing resources than we do. A significant amount of public and private funding is directed toward the development of traditional and alternative energy generation, distribution and storage. The resulting technologies may render some of our planned products less attractive or obsolete, or our competitors may be able to offer comparable products at better prices.

We may never complete the research and development of commercially viable products that are in our product pipeline. The current market for lithium-ion batteries may undergo significant change.

We are developing a number of products that involve new technologies. While we have completed the development of a lithium-ion battery pack for an electric vehicle and a prototype of our lithium-ion battery pack for hybrid electric vehicles, we continue to work on other projects which are in various stages of development, including testing new lithium-ion chemistries for automotive, truck, bus, stationary power, military and other applications. We do not know when or whether we will successfully complete research and development of these products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable. In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful lives prior to the commencement of large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims and diminished goodwill with customers.

The market for advanced rechargeable batteries is at a relatively early stage of development, and the extent to which our lithium-ion batteries will be able to meet our customers’ requirements and achieve significant market acceptance is uncertain. Rapid and ongoing changes in technology and product standards could quickly render our products less competitive or even obsolete if we fail to continue to improve the performance of our battery chemistries and systems. Other companies that are seeking to enhance traditional battery technologies have recently introduced or are currently developing batteries based on other emerging technologies. These competitors are engaged in significant development work on these various battery systems. One or more new, higher energy rechargeable battery technologies could be introduced which could be directly competitive with, or superior to, our technology. The capabilities of many of these competing technologies have improved over the past several years. Competing technologies that outperform our batteries could be developed and successfully introduced, and as a result, there is a risk that our products may not be able to compete effectively in our target markets. If our battery technology is not adopted by our customers, or if our battery technology does not meet industry requirements for power and energy storage capacity in an efficient and safe design, our batteries may not gain market acceptance.

We intend to offer lithium-ion batteries to the automotive industry, which is a very competitive and cost focused industry. We have limited automotive industry experience.

Our primary business strategy, which is to supply lithium-ion batteries to the automotive industry, carries significant risks. We will be competing against much larger suppliers that have greater financial, marketing and other resources; more experience in low cost, high-volume manufacturing operations; existing relationships with automotive purchasing and engineering development departments; and increased ability to take advantage of economies of scale in purchasing raw materials. The automotive industry is extremely competitive and competition to supply vehicle components to manufacturers focuses on the power, energy, cost, weight and size of such components. The ability of domestic automobile manufacturers to adopt new battery technologies will depend on many factors outside our control, including their ability to develop related vehicle platforms. If the industry does not accept lithium-ion battery technology, or if our lithium-ion batteries do not meet industry requirements for battery power, energy, cost, weight, size and other characteristics, our batteries will not gain market acceptance and/or our primary business strategy will not be successful.

We may not be able to protect the intellectual property upon which we depend and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

As of October 31, 2010, we have 44 United States issued patents and 33 foreign issued patents. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. We rely on patents, trademarks, and policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patents or patent applications. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficient to protect our technology or processes. Even if all of our patent applications are issued, our patents may be challenged or invalidated. Patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the United States Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is possible that our competitors or others will adopt trademarks similar to ours, thereby impeding our ability to maintain our brand identity and possibly leading to customer confusion.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and a failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue legal action to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming and could require the expenditure of a substantial amount of our financial resources. If we are found to be infringing third-party proprietary rights, we could be required to pay substantial royalties and/or damages, or be enjoined from selling our products. We do not know whether we will be able to obtain licenses to use the intellectual property at issue on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products and could require the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

Our principal shareholders have substantial control over our affairs.

Ener1 Group, Inc. and Bzinfin, S.A. are affiliated entities that as of October 25, 2010, own 49.6% of our outstanding common stock (and 57.6% if these entities exercised all of the warrants they own). A principal of the two entities is also a member of our Board of Directors. Ener1 Group and Bzinfin have the ability to effectively control all matters submitted to a vote of the shareholders of Ener1, including increases of authorized shares of the Company, the election and removal of directors and any decision regarding any potential merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group and Bzinfin, through their combined ability to elect a majority of the members of our Board of Directors, may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing an increase in the Company’s authorized shares or a change in control or impeding a merger, consolidation, takeover or other business combination which other shareholders may view favorably.

Lithium-ion battery cells have, on rare occasions, been observed to catch fire or vent smoke and flames.

Batteries contain chemicals including acid-based electrolytes that, if improperly packaged, used, charged or discharged, could result in serious injuries and damage to property from fire or otherwise. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. For example, a claim has been brought against our South Korean subsidiary for damages resulting from a battery that was allegedly packaged improperly and subsequently caught fire. Although we did not package the battery in question, and although we believe we have no liability with respect to such claim, it is possible that we may become subject to future claims for damages caused by our batteries, whether or not the cause of such damages were our responsibility or the responsibility of third-party manufacturers and packagers. Regardless of the merits of any claims such as the foregoing, we cannot predict when such claims may be brought against us and whether such claims will lead to costly litigation. In addition, highly publicized incidents of laptop computer and cell phone batteries bursting into flames have focused consumer attention on the safety of these lithium-ion battery cells. These events have also raised questions about the suitability of lithium-ion cells for automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries and formulations to improve safety. We have tested our batteries and subjected them to damage-inducing treatments such as high temperatures, vibrations, overcharging, crushing or puncturing, all in order to assess our battery pack’s response to deliberate and sometimes destructive abuse. There is no assurance that a failure of our battery packs will not occur, which could lead to property damage, personal injury or death and may subject us to lawsuits.

In addition, we expect to store a significant number of lithium-ion cells at our manufacturing facilities. Any mishandling of battery cells in the production process may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there is no assurance that a safety issue or fire related to battery cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. The manufacture and use of batteries could also result in product liability claims. Our product liability insurance may not be adequate to protect us from potential liability claims. We also may have exposure to possible third-party claims that our batteries have caused damages to other products or caused serious injuries.

The industry could be harmed from negative publicity if serious accidents are attributable to battery products regardless of whose battery product was involved. Such damage or adverse publicity would negatively affect our brand and harm our business, operating results, financial condition and prospects.

We are subject to financial and reputational risks due to product recalls resulting from product quality and liability issues.

The risk of product recalls, and associated adverse publicity, is inherent in the development, manufacture, marketing and sale of batteries and battery systems. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as rapid advancements in technologies occur and as demand increases for lighter and more powerful rechargeable batteries. At the same time, product quality and liability issues present significant risks. Product quality and liability issues may affect not only our own products but also the third-party products in which our batteries and battery systems are a component. Our efforts and the efforts of our development partners to maintain product quality may not be successful, and if they are not, we may incur expenses in connection with, for example, product recalls and lawsuits, and our brand image and reputation may suffer. Any product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall could generate substantial negative publicity about our products and business, could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products or could inhibit or prevent commercialization of other future product candidates. Although we do have product liability insurance, we do not have insurance sufficient to cover the costs associated with a product recall and the expenses we would incur in connection with a product recall could have a material adverse affect on our operating results.

We rely on third parties to develop and provide key materials and components for our products.

We rely on third-party suppliers to develop and supply key materials and components for our products. If those suppliers fail to develop and supply these materials and components in a timely manner or at all, or fail to develop or supply materials and components that meet our quality, quantity or cost requirements, and we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, we may not be able to manufacture our products. In addition, we may be unable to obtain substitute sources of these materials and components to the extent our suppliers use technology or manufacturing processes that are proprietary. We do not know when or whether we will secure long-term supply relationships with any suppliers or whether such relationships will be on costs and terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our battery and energy related products. If we experience a rapid increase in demand for our battery products, we could face short term supply issues on key materials and components of our battery systems.

Demand for raw materials may affect future prices and availability of raw materials.

The demand for raw materials that we use, including lithium, may increase as the projected demand for hybrid and electric vehicles increases which in turn could lead to higher prices for our raw materials. Global supply disruptions caused by political or other dislocations could also lead to shortages and higher prices. The inability to acquire raw materials on commercially reasonable terms, or at all, would delay and/or increase the cost of manufacturing our products and result in a significant adverse effect on our profitability.

Declines in product prices may adversely affect our financial results.

Our business is subject to intense price competition worldwide, which makes it difficult for us to maintain product prices and achieve adequate profits. Such intense price competition may adversely affect our ability to achieve profitability, especially during periods of decreased demand. In addition, because of their purchasing size, our larger automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business.

Failure of our planned products to pass testing would negatively impact demand for our planned products.

We may encounter difficulties and delays during testing of our planned products for a number of reasons, including the failure of our technology or the technology of third parties. Many of these potential problems and delays are beyond our control. Any problem or perceived problem with test results for our planned products would materially harm our reputation and impair market acceptance of, and demand for, any of our products.

We face risks associated with our plans to market, distribute and service our products internationally.

We have limited experience developing, manufacturing and distributing products for sale either domestically or internationally. Our success in international markets will depend, in part, on our ability to secure relationships with foreign sub-distributors and to manufacture products that meet foreign regulatory and commercial standards. International operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries (especially China) and fluctuations in currency exchange rates.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions.

We have significant manufacturing facilities and operations in South Korea, we intend to expand our presence in China through our planned joint venture with the Wanxiang Group and we are in the process of expanding our business in Europe through growth in our customer relationships. These activities are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In addition, we expect to sell a significant portion of our products to customers located outside the United States. Risks inherent to international operations and sales, include, but are not limited to, the following:

•	exposure to violations of the Foreign Corrupt Practices Act of 1977, as amended;
•	difficulty in enforcing agreements, judgments and arbitration awards in foreign legal systems;
•
fluctuations in exchange rates may affect product demand and may adversely affect our profitability in United States dollars to the extent the cost of raw materials and labor is denominated in a foreign currency;

•
impediments to the flow of foreign exchange capital payments and receipts due to exchange controls instituted by certain foreign governments and the fact that the local currencies of these countries are not freely convertible;

•	inability to obtain, maintain or enforce intellectual property rights;
•	changes in general economic and political conditions;
•
changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries, power technology, or the transport of lithium or phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

•	requirements or preferences of foreign nations for domestic products could reduce demand for our products;
•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive; and
•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of foreign sales.

Our business in foreign jurisdictions requires us to respond to rapid changes in market conditions in these countries. Our overall success as a global business depends on our ability to succeed in different legal, regulatory, economic, social and political situations and conditions. We may not be able to develop and implement effective policies and strategies in each foreign jurisdiction where we do business. Also, each of the foregoing risks will likely take on increased significance as we implement plans to expand foreign manufacturing operations.

The United States and global automobile industries have undergone a significant decline in worldwide sales, with many participants experiencing large losses and liquidity issues, all of which may affect our future sales and the development of the electric vehicle industry generally.

Our business depends on and is directly affected by the general state of the United States and global automobile industries. The effect of the continued economic difficulties of the major auto manufacturers on our business is unclear. Several automotive companies were sold or closed in recent years, and two large United States automotive companies reorganized under the bankruptcy laws. Several large automotive companies have sold or discontinued brands of automobiles. It is possible that the ownership of our prospective customers could change and affect our supply agreements and development activities. Volvo, a significant prospective customer, has been acquired by Geely Automotive based in China. The impact of any such restructuring on the automobile industry and its suppliers is unclear and difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new hybrid and electric vehicles and a delay in the conversion of automobile car battery technology from NiMH to lithium-ion chemistry, each of which would have a material adverse effect on our business.

We may be unable to manage rapid growth effectively.

We expect to expand our manufacturing capabilities, accelerate the commercialization of our products and enter a period of growth, all of which will place a significant strain on our senior management team and our financial and other resources. Our proposed expansion will expose us to increased competition, greater overhead, marketing and support costs and other risks associated with the commercialization of new products. Our ability to manage our growth effectively will require us to continue to improve our operations and our financial and management information systems and to train, motivate and manage our employees. Difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid expansion could harm our business, prospects, results of operations and financial condition.

Future acquisitions may disrupt our business, distract our management and reduce the percentage ownership of our shareholders.

As part of our business strategy, we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. We may be unable, however, to identify suitable acquisition candidates or, if we do identify suitable candidates, we may not be able to complete acquisitions on commercially acceptable terms or at all. If we issue equity securities as part of an acquisition transaction, the percentage ownership of our then current shareholders may be reduced. By virtue of our ownership interest in Think Holdings, and the contractual relationship with certain shareholders of Think which allow them to put their preferred shares in Think to us in exchange for our common stock, we may obtain a majority interest in Think Holdings. Once we have acquired a business, we may have to devote a significant amount of time, management and financial resources to successfully integrate the business into our existing operations in a timely and non-disruptive manner, and we may be unable to do so. An acquisition may not produce the desired revenues, earnings or business synergies that were anticipated prior to concluding the transaction, which in turn could cause our business and financial condition to be materially and adversely affected. As a result of an acquisition, we may incur nonrecurring charges and be required to amortize significant amounts of intangible assets, which in turn could adversely affect our results of operations and profitability.

We may not meet our development and commercialization milestones.

We have established product development and commercialization milestones that we use to assess our progress toward developing additional commercially viable products. These milestones relate to power, energy capacity, technology and product design as well as to dates for achieving development goals. To gauge our progress, we plan to operate, test and evaluate our products. If our systems or products exhibit performance or technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our commercial battery and energy products may decline to purchase them. We cannot assure you that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our development and commercialization milestones might have a material adverse effect on our operations and our stock price.

Regulatory and other changes related to the energy industry or to the electric vehicle industry may adversely affect our ability to produce, and may reduce demand for, our planned products.

Federal, state, local and foreign government laws, regulations and policies concerning the energy industry and/or the electric vehicle industry may heavily influence the market for our technologies and products. A change in the current regulatory environment, including amendments to or a rescission or delay in implementation of federal Corporate Average Fuel Economy standards mandate increases in fuel economy in the United States or reduction in tax incentives to purchase EVs, could make it more difficult or costly for us to develop, manufacture or market our products. Any such changes could also deter further investment in the research and development of alternative energy sources, which could significantly reduce demand for our technologies and products. We cannot predict how changes in regulation or other industry changes will affect the market for our products or impact our ability to distribute, install and service our products.

Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.

The business culture in parts of Asia is, in some respects, different from the business cultures in Western countries and may present some difficulty for Western investors reviewing contractual relationships among companies in Asia and evaluating the merits of an investment. Personal relationships among business principals of companies and business entities in Asia may be very significant in their business cultures. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in Asia may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist only as oral agreements. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to the Western business environment where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in Asia may view that agreement more as a starting point for an ongoing business relationship which will evolve and undergo ongoing modification over time. As a result, written agreements in Asia may appear to the Western reader to look more like outline agreements that precede a formal written agreement. While these documents may appear incomplete or unenforceable to a Western reader, the parties to the agreement in Asia may feel that they have a more complete understanding than is apparent to someone who is only reading the written agreement without having attended the negotiations. As a result, contractual arrangements in Asia may be more difficult to review and understand.

We could incur substantial costs, including environmental damages and sanctions, cleanup costs and capital expenditures, resulting from our research, development or manufacturing operations.

We are subject to numerous federal, state, local, foreign and international laws, regulations and other requirements relating to environmental protection and human health and safety, including those governing the management, manufacturing, transport, sale, importation and disposal of hazardous materials, the cleanup of contaminated sites and the discharge of pollutants to air and water. Our business involves the use of hazardous materials and exposes us to the risk that harmful substances may escape into the environment, resulting in personal injury or loss of life, damage to or destruction of property and natural resources, cleanup obligations or other liabilities or claims. Our insurance policies may not adequately reimburse us for costs incurred in defending, settling and paying environmental liabilities and claims, and in some instances, we may not be reimbursed at all. These laws and regulations have changed frequently in the past, and it is reasonable to expect there will be additional changes in the future. If our operations do not comply with current or future environmental laws and regulations, we may be required to make significant unanticipated capital and operating expenditures to bring our operations or products into compliance. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims. Our facilities or operations also could be damaged or adversely affected as a result of natural disasters or unpredictable events.

Laws regulating the manufacture, transportation or exportation of batteries may be enacted which could result in a delay in the production of our batteries or the imposition of additional costs that could harm our ability to be profitable.

Laws and regulations exist today, and additional laws and regulations may be enacted in the future, which impose environmental, health and safety controls on the transportation, exportation, storage, use and disposal of certain chemicals and metals used in the manufacture of lithium-ion batteries. Complying with any laws or regulations could require significant time and resources from our technical staff and possible redesign of our products or otherwise result in substantial expenditures or delays in the production of one or more of our products, all of which could harm our business and reduce our future profitability. The transportation of lithium and lithium-ion batteries is regulated both domestically and internationally. Compliance with these regulations, when applicable, increases the cost of producing and delivering our products.

Our business depends on retaining and attracting highly capable management and operating personnel.

Our success depends in large part on our ability to retain and attract qualified management and operating personnel. We require a highly-skilled, specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, individuals who are in high demand and are often subject to competing offers. To retain and attract key personnel, we use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees. We could face difficulty hiring and retaining qualified management and operating personnel. Because of the highly technical nature of our batteries and battery systems, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results.

Future issuances of our common stock may adversely affect our stock price.

The sale of a substantial number of shares of our common stock, the exercise of existing warrants or stock options, the exchange of shares of Think Holdings AS for shares of our common stock or the perception by the market that such sales, exercises or exchanges could occur may cause the market price of our common stock to decline or may make it more difficult for us to raise funds through the sale of equity or equity-linked securities in the future. Similarly, if we issue a large number of shares in connection with future acquisitions or financings, particularly if we issue shares at a discount to the then current market price, the price of our common stock could decline significantly.

We will need to raise additional capital in the future, and there is no assurance that we will be able to raise additional funds on terms favorable to us or at all. Our failure to obtain required financing would materially and adversely affect our financial condition and our prospects. We have outstanding warrants exercisable for approximately 41,564,773 shares of our common stock as of October 25, 2010. The exercise price and expiration date for these warrants are summarized in the table below:

Number of Warrant Shares
Ener1 Group and Bzinfin	Other Holders	Exercise Price		Expiration Date
1,962,500	-	$8.25		Various 2011
4,969,893	-	$2.10		June 30, 2011
-	250,000	$4.90		October 20, 2011
-	750,000	$5.25		October 20, 2011
-	71,429	$2.10		January 5, 2012
250,000	-	$8.25		February 10, 2012
2,457,144	-	$2.10		February 13, 2012
-	1,046,511	$4.09	*	March 23, 2012
5,331,758	-	$2.10		Various 2012
2,274,569	3,061,919	$2.80		August 14, 2012
142,858	-	$5.95		March 26, 2013
-	170,551	$10.50		November 14, 2013
-	170,551	$14.00		November 14, 2013
-	2,285,717	$7.11	*	January 21, 2014
-	274,286	$17.57		December 9, 2014
863,806	-	$3.40		August 5, 2015
1,457,672	-	$4.25		August 5, 2015
-	2,882,775	$3.82		September 2, 2015
3,000,000	-	$3.48		December 8, 2015
5,000,000	-	$4.40		December 8, 2015
910,000	-	$3.53		March 21, 2016
1,516,670	-	$4.46		March 21, 2016
174,062	-	$3.79		April 1, 2016
290,102	-	$4.79		April 1, 2016
30,601,034	10,963,739

*	Exercise price subject to adjustment for issuance of stock on October 4, 2010 and October 25, 2010. The Company does not expect that the adjustment will materially change the exercise price.

In connection with our equity investment in Think, we granted a put right to certain other investors in Think. The put right expires on May 10, 2011 and grants these investors the right to exchange their Think preferred shares (along with one-half of their Think warrants) for our common stock. In connection with any put, the agreed upon exchange price for one Think preferred share is $1.67, and the price at which our common stock is valued will be the then 15 day moving average of our common stock trading price (but in no event less than $4.00 per share). Our obligation to honor all of the put rights is capped at $27,500,000. Since the per share price at which Think investors may exchange their Think shares to us is fixed at $1.67, a decline in the value of Think in conjunction with the issuance of our common stock at fair value may have an adverse effect on our stock price.

Our equity financing obtained from Ener1 Group during 2010, specifically purchases of our equity securities under the June SPA, the September SPA and the October SPA, was funded by Ener1 Group through a loan it obtained from JSC VTB Bank. In connection with such loan, Ener1 Group and its principals pledged more than a majority of their shares of our common stock to JSC VTB Bank as collateral. The pledged shares represent approximately one-third of our outstanding shares of common stock. As part of that loan, we granted JSC VTB Bank registration rights with respect to the pledged shares on a “commercially reasonable” basis. If JSC VTB Bank forecloses on the pledged shares and decides to sell such shares in large blocks, any such sales would likely have a material adverse affect on our stock price.

On August 3, 2010, we entered into a conversion agreement with Bzinfin, S.A. pursuant to which we agreed to convert all of the principal and accrued interest owed to Bzinfin under our line of credit facility with them into shares of our common stock and warrants. As of August 3, 2010, the aggregate principal and accrued and unpaid interest outstanding under our line of credit facility was $18,355,868. The price at which we agreed to convert this loan amount is $3.40 per share, which reflects the closing trading price for our common stock on August 3, 2010 ($3.34) plus a six cent premium. For each share of common stock issued as part of the conversion, we issued to Bzinfin 0.16 five-year “Class A” warrants having an exercise price of $3.40 per share, and 0.27 five-year “Class B” warrants having an exercise price of $4.25 per share. Based on the foregoing, an aggregate of 5,398,785 shares of common stock, 863,806 “Class A” warrants and 1,457,672 “Class B” warrants have been issued to Bzinfin, and at such time our line of credit facility with Bzinfin has been satisfied in full and terminated.

In addition to the foregoing, one of our unaffiliated shareholders owns a substantial block of our common stock, consisting of 12,000,000 shares issued on June 3, 2010. Although these shares are currently restricted, with the lapse of time, these shares will become unrestricted six months after the date of issuance, and subject to potential resale in the market.

Our stock price has been, and could remain, volatile.

The market price of our common stock has historically experienced, and may continue to experience, significant volatility. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, adverse events related to our strategic relationships and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to class action securities litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price and the value of our other debt or equity securities, and our business, prospects, results of operations and financial condition.

Our articles of incorporation and Florida law could adversely affect our common stock price.

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

ENER1, INC.

Dated: November 4, 2010	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer, Chairman
(Principal Executive Officer)

Dated: November 4, 2010	by:	/s/ Jeffrey Seidel
Jeffrey Seidel
Chief Financial Officer
(Principal Financial Officer)

Dated: November 4, 2010	by:	/s/ Robert R. Kamischke
Robert R. Kamischke
Chief Accounting Officer and Vice President of Finance
(Principal Accounting Officer)

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

4.4
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.17 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.5
Warrant issued to Ener1 Group, Inc. dated June 30, 2006 to purchase 20,000,000 shares of Common Stock of the Registrant incorporated by reference to Exhibit 4.18 of Registrant's Quarterly Report on Form 10-QSB, filed August 21, 2006.

4.6	Form of Warrant to Purchase Common Stock of Ener1, Inc. issued to Ener1 Group on August 29, 2006, incorporated by reference to Exhibit 4.17 of Registrant's Form SB-2/A filed September 3, 2006.

4.7
Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.20 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.8
Warrant issued to Ener1 Group, Inc. dated September 30, 2006 to purchase 9,000,000 shares of Common Stock of the Registrant, incorporated by reference to Exhibit 4.21 of Registrant's Quarterly Report on Form 10-QSB for the period ending September 30, 2006.

4.9
Form of Warrant to purchase 9,000,000 and 18,000,000 shares of Common Stock of the Registrant, issued to Ener1 Group, Inc. dated February 13, 2007, incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.10
Warrant issued to Charles Gassenheimer dated January 5, 2007 to purchase 500,000 shares of common stock of the Registrant, incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form SB-2 filed on February 13, 2007.

4.11
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., incorporated by reference to Exhibit 4.32 of the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed on March 12, 2008.

4.12
Warrant issued to Alpha Class Investments, Ltd., dated October 24, 2008, to purchase 2,560,000 shares of Common Stock of the Registrant at a price per share of $7.50, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated October 30, 2008.

4.13
Warrant to Purchase Common Stock of Ener1, Inc. under Line of Credit Agreement dated December 29, 2008, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated December 30, 2008.

4.14
Warrant Agreement with Credit Suisse AG, Cayman Islands Branch, dated as of March 23, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 23, 2010.

4.15	Securities Purchase Agreement with Ener1 Group, Inc., dated June 1, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q dated August 5, 2010.

4.16
Warrant Agreement with Ener1 Group, Inc., dated as of June 8, 2010, to purchase 3,000,000 shares of Common Stock of the Registrant at a price per share of $3.48 (Class A Warrant), incorporated by reference to Exhibit 4.19 to the Registrant’s Form 10-Q dated August 5, 2010.

4.17
Warrant Agreement with Ener1 Group, Inc., dated as of June 8, 2010, to purchase 5,000,000 shares of Common Stock of the Registrant at a price per share of $4.40 (Class B Warrant), incorporated by reference to Exhibit 4.20 to the Registrant’s Form 10-Q dated August 5, 2010.

4.18		Conversion Agreement with Bzinfin, S.A., dated August 3, 2010, incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated August 5, 2010.

4.19
Warrant Agreement with Bzinfin, S.A., dated as of August 3, 2010, to purchase 863,806 shares of Common Stock of the Registrant at a price per share of $3.40 (Class A Warrant), incorporated by reference to Exhibit 4.21 to the Registrant’s Form 10-Q dated August 5, 2010.

4.20
Warrant Agreement with Bzinfin, S.A., dated as of August 3, 2010, to purchase 1,457,672 shares of Common Stock of the Registrant at a price per share of $4.25 (Class B Warrant), incorporated by reference to Exhibit 4.22 to the Registrant’s Form 10-Q dated August 5, 2010.

4.21
Note Purchase Agreement, dated as of August 27, 2010, by and between Ener1 and Itochu Corporation, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 2, 2010.

4.22
$4,000,0000 6% Senior Convertible Note, dated August 27, 2010, issued by Ener1 to Itochu Corporation, incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated September 2, 2010.

4.23	*	$6,000,000 6% Senior Convertible Note, dated September 15, 2010, issued by Ener1 to Itochu Corporation.

4.24		Form of Note, incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

4.25		Form of Warrant, incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

4.26
Registration Rights Agreement, dated as of September 2, 2010, by and between Ener1 and the investors party thereto, incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

4.27
Warrant Agreement with Ener1 Group, Inc., dated as of September 21, 2010, to purchase 910,000 shares of Common Stock of the Registrant at a price per share of $3.53 (Class C Warrant), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 23, 2010.

4.28
Warrant Agreement with Ener1 Group, Inc., dated as of September 21, 2010, to purchase 1,516,670 shares of Common Stock of the Registrant at a price per share of $4.46 (Class D Warrant), incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 23, 2010.

4.29
Warrant Agreement with Ener1 Group, Inc., dated as of October 1, 2010, to purchase 174,062 shares of Common Stock of the Registrant at a price per share of $3.7877 (Class E Warrant), incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 7, 2010.

4.30
Warrant Agreement with Ener1 Group, Inc., dated as of October 1, 2010, to purchase 290,102 shares of Common Stock of the Registrant at a price per share of $4.79 (Class F Warrant), incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 7, 2010.

4.31		Think Promissory Note, dated October 1, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 7, 2010.

4.32	*	Amended Think Promissory Note, dated October 1, 2010.

4.33	*	Think Promissory Note, dated October 28, 2010.

10.1
Securities Purchase Agreement, dated as of September 2, 2010, by and between Ener1 and the investors party thereto, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

10.2
Separation Agreement and General Release dated September 17, 2010, by and between Ener1 and Gerard A. Herlihy, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2010.

10.3
Securities Purchase Agreement between Ener1, Inc. and Ener1 Group, Inc., dated September 21, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 23, 2010.

10.4
Securities Purchase Agreement between Ener1, Inc. and Ener1 Group, Inc., dated October1, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 7, 2010.

10.5		Employment Agreement with Jeffrey Seidel, dated October 14, 2010, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated October 15, 2010.

10.6
Exchange Agreement between Ener1, Inc. and Rockport Capital Partners, dated October 20, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 26, 2010.

10.7
Supply Agreement between Ener1, Inc. and Joint Stock Company "Mobile Gas Turbine Electric Powerplants", effective as of October 29, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2010.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.

32.1	‡	Section 1350 Certification of Chief Executive Officer.

32.2	‡	Section 1350 Certification of Chief Financial Officer.

32.3	‡	Section 1350 Certification of Chief Accounting Officer.

* Filed herewith.
‡ Furnished herewith.