Form 10-K
period 2010-12-31
ENER1 INC
filed 2011-03-10
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 001-34050

Ener1, Inc.
(Exact name of registrant as specified in its charter)
FLORIDA	59-2479377
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
1540 Broadway, Suite 25C
New York, New York 10036
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code            (212) 920-3500

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common stock, par value $0.01 per share	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☑	Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates was approximately $266.0 million at June 30, 2010.
As of February 28, 2011, there were 164,866,227 shares outstanding of $0.01 par value common stock.

Ener1, Inc.

FORM 10-K

For the year ended December 31, 2010

Ener1, Inc. and its consolidated subsidiaries are sometimes referred to in this Annual Report as Ener1, the Company, the Registrant, we, our or us.

Cautionary Statements Concerning Forward Looking Information

This Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, prospects, future financial position, future revenues, cash flow from operations, available cash, operating costs, capital and other expenditures, financing plans, capital structure, contractual obligations, legal proceedings and claims, future economic performance, management’s plans, goals and objectives for future operations and growth and markets for our planned products and stock, are forward-looking statements. The words anticipate, believe, estimate, expect, intend, may, plan, predict, project, will and would and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have described important factors in the information included in this Annual Report that we believe could cause actual results or events to differ materially from the forward-looking statements that we make in the section entitled Risk Factors (refer to Part I, Item 1A), as well as in other sections of this Annual Report, such as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should consider the risk factors and other cautionary statements made in this Annual Report as being applicable to all related forward-looking statements wherever they appear. Unless specifically indicated, our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make. We do not assume any obligation to update any forward-looking statements.

PART I
Item 1.        Business

Business Overview

Ener1, Inc. (Ener1) designs, develops and manufactures high-performance, prismatic, rechargeable, lithium-ion batteries and battery pack systems for energy storage.  We also conduct research and development activities on fuel cells and nano-coating processes.  Our fuel cell business develops and markets fuel cells and fuel cell systems.  Our nanotechnology business develops and markets nanotechnology related manufacturing processes and materials.

A convergence of market forces and government policy initiatives may encourage a transition from oil-fueled vehicles and energy inefficient electricity production to electric vehicles and more efficient grid storage and energy management technology.   We expect that more stringent fuel economy standards in the United States combined with rigorous carbon dioxide emissions standards in Europe will likely cause many automobile manufacturers to produce new forms of electric cars, trucks and buses.

Our Battery Business

Our battery business develops and markets advanced lithium-ion batteries and battery packs for use in the transportation, grid energy storage and small pack, or industrial cell product markets.

Transportation
Various manufacturers in the transportation industry plan to introduce additional hybrid electric vehicle (HEV), electric vehicle (EV) and plug-in hybrid electric vehicle (PHEV) models, the introduction of which is expected to increase the total number of hybrid and electric vehicle models in the automotive sector to approximately 119 by the end of 2012, based upon the analyst report, “Electric Cars: Plugged in 2,” produced by Deutsche Bank in November 2009.

Our primary products for the transportation market consist of battery solutions for HEVs, PHEVs, EVs and other vehicles such as trucks and buses.  In 2007, pursuant to a supply agreement (the Think Supply Agreement) with Think Global, we began developing a lithium-ion battery pack designed specifically for the Think City EV.  Think Global refinanced its operations in August 2009 after reorganization under Norwegian law. In September 2009, we amended the existing Think Supply Agreement which provided us with, among other rights, an exclusive right to supply battery packs for a certain period and a right of first refusal if Think Global seeks to obtain battery supplies from other battery suppliers.  In May 2010, we commenced commercial production and shipment of lithium-ion battery packs for Think Global’s Think City electric vehicle utilizing our EV cell and pack.  During 2010, we shipped over 1,000 battery packs to Think Global.  However, in January 2011, we temporarily stopped shipping battery packs to Think Global at their direction until the company rebalanced its overall inventory levels for the Think City in Europe and the United States.

In addition, in 2009 and 2010, we made separate strategic investments in Think Holdings, AS, a Norwegian limited liability company (Think Holdings), which is the majority owner of Think Global. As of December 31, 2010, we controlled approximately 48% of the outstanding voting power in Think Holdings.  We have contractual arrangements with certain other shareholders of Think Holdings which allow them to exchange their shares of Think Holdings’ Series B Convertible Preferred Stock (Series B Stock) for our shares of common stock. In addition, two of our Directors are directors of Think Holdings, including Charles Gassenheimer who serves as Chairman of the Board of Think Holdings.  As described in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report, we may become the majority owner of Think Holdings upon the occurrence of certain events.

We are also developing battery packs for the Volvo C30, the first all electric car offered by the Swedish vehicle manufacturer.

In October 2008, we acquired approximately 83% of Ener1 Korea, Inc., formerly known as Enertech International, Inc., (Ener1 Korea), a Korean based manufacturer of lithium-ion batteries and subsequently increased our ownership to 89% in January 2009 with the purchase of additional shares of Ener1 Korea common stock.  During 2010 we invested approximately $12 million in Ener1 Korea which increased our ownership interest to 94% at December 31, 2010.  The acquisition expanded our production capabilities by adding Ener1 Korea’s 145,000 square foot lithium-ion battery manufacturing plant and production equipment located in South Korea.  Ener1 Korea has expertise in manufacturing flat or prismatic batteries, which are used in our battery packs and has been supplying cells, based on EnerDel’s design, for the Think Global battery packs.

In 2005, we began developing lithium titanate (LTO) chemistry for HEV batteries under the United States Advanced Battery Consortium (USABC) program, a consortium of Ford, General Motors and Chrysler with funding provided by the DOE.  We are currently working on a Phase II grant for LTO cell development.  We are also developing an LTO battery for PHEVs, but with a different cathode material from our LTO HEV chemistry, under an award from the DOE which is being managed by the USABC.

Grid Energy Storage
In the grid energy storage markets, we are developing energy storage applications for utility grid and commercial applications. We believe grid reliability problems in Russia and other emerging economies around the world represent an opportunity for our grid energy storage business.

In October 2010, we entered into a supply agreement (the Supply Agreement) with Mobile Gas Turbine Electric Powerplants, a Russian corporation (MGTES), to provide lithium-ion battery units to power grid energy storage systems in Russia.  The total purchase price for the units is $40.0 million, the payment of which will be made in installments over a period of approximately two years, and each installment payment will be subject to the satisfaction of specified production, inspection and performance conditions.  In 2010, we recognized approximately $11.3 million in revenue associated with the Supply Agreement using the percentage of completion methodology.  Although we anticipate that we will complete performance of our obligations under the contract by the end of 2012, we cannot assure you that we will meet all the requirements to receive all installment payments in full or on a timely basis.

Small Cell Product Markets
Our South Korean subsidiary, Ener1 Korea, manufactures lithium-ion batteries for the small format products market which encompasses consumer, industrial and military products.  Our primary small format product line consists of commercial prismatic lithium-ion batteries for products such as Motorola’s hand-held scanners.

Joint Venture with Wanxiang EV
In January 2011, we entered into a joint venture agreement (the JV Agreement) with Wanxiang EV Co. Ltd (Wanxiang), which operates the electric vehicle division of Wanxiang Group, to form a joint venture company (the Joint Venture) to design, manufacture, sell and service lithium-ion battery cells and lithium-ion battery packs, primarily in China, Hong Kong, Taiwan and Macau.  The Joint Venture will be a limited liability company established under the laws of the People’s Republic of China.

The Joint Venture will be established upon receipt of certain Chinese governmental approvals, which we anticipate will be received within 90 days from the date of the JV Agreement.  The Joint Venture will be based in Hangzhou, China.  Wanxiang will appoint the chief executive officer and chief operating officer of the Joint Venture and we will appoint the chief financial officer and chief technology officer.

The Joint Venture parties have agreed to initially invest approximately $120 million in the Joint Venture.  Wanxiang will contribute $72 million and own 60% of the equity of the Joint Venture and Ener1 will contribute $48 million and own 40% of the equity of the Joint Venture.  The initial ownership percentages may change based on future equity contributions made by the parties or by any new investor in the Joint Venture.  However, as noted in the JV Agreement, Wanxiang will always maintain a minimum 51% equity stake in the Joint Venture pursuant to the terms of the JV Agreement.  The parties further agreed that the Joint Venture may obtain up to $175 million in bank financing in order to fund additional capital needs.

Wanxiang’s initial contribution of $72 million will be made in the form of property, plant and equipment totaling approximately $36 million within 60 days of the establishment of the Joint Venture and the remaining $36 million in cash over a two-year period thereafter ($12 million of property, plant and equipment will be contributed for use in connection with the Joint Venture’s battery pack manufacturing operations and the remaining $24 million will be contributed for the purchase of additional property, plant and equipment in connection with the Joint Venture’s cell manufacturing operations). Of our total cash contribution of $48 million, $8 million will be used in connection with the Joint Venture’s battery pack manufacturing operations (payable in two equal installments of $4 million) and the remaining $40 million will be used in connection with the Joint Venture’s battery cell manufacturing operations.  We expect to raise the capital to fund our initial $8 million contribution, the first half of which is due within sixty (60) days of the signing of the JV Agreement and the second half within two (2) years, through sale of our common stock.  We expect to finance our remaining $40 million contribution, which is due within two (2) years of the signing of the JV Agreement, through non-recourse debt secured by our equity stake in the Joint Venture as collateral.

Our Fuel Cell Business

Our fuel cell business develops and markets fuel cells and fuel cell systems.  This business is working on developing a hydrogen fuel cell range extender for PHEVs and has created a high temperature fuel cell stack which was incorporated into an EV based on the Scion xB platform.  Other planned products are in the early stages of development and completion of prototypes will require additional funding.

Our Nanotechnology Business

Our nanotechnology business develops and markets nanotechnology related manufacturing processes and materials that utilize a proprietary vapor deposition and solidification process for depositing materials onto battery electrodes as part of the battery cell manufacturing process.  Other planned products, such as developing electrodes produced using this process are still in the research and development phase and will require additional funding to continue testing and research.

Operating Segments

Through December 31, 2010 we managed our operations through three reportable segments: battery, fuel cell and nanotechnology.  Financial information for the years ended December 31, 2010, 2009 and 2008 regarding our operating segments, including geographic information, is incorporated by reference from Note 17, Operating Segment and Geographic Information to our Consolidated Financial Statements.

We have revised our reportable segments as of January 1, 2011 in conjunction with the implementation of a new organizational structure, which reflects how the chief operating decision maker evaluates the performance of our business.

Our new reportable segments as of January 1, 2011 are transportation, grid energy storage, and small pack.

•
Transportation: the transportation segment reflects potential revenues and costs associated with the design, development and manufacture of batteries for light duty vehicles such as passenger cars, heavy-duty vehicles such as trucks and buses and vehicle-related military applications.  Principal customers in this segment currently include Think Global and Volvo Specialty Vehicles division.

•
Grid energy storage: the grid energy storage segment reflects potential revenues and costs from the design, development and manufacture of batteries for bulk energy storage, frequency regulation, community electric storage, and intermittency applications.  Principal customers include MGTES, a subsidiary of the Federal Grid Company of Russia, and Portland General Electric.

•
Small pack: the small pack segment reflects potential revenues and costs from batteries sold to small format customers in the handheld scanner, personal digital assistant and medical device markets.  Our principal customer in the small format market is Motorola Corporation.

Segment disclosures will be reclassified in our Form 10-Q for the three months ending March 31, 2011 to conform to the new reportable segments.

Our fuel cell and nanotechnology businesses have been subsumed within research and development activities to support our reportable segments as of January 1, 2011.

Development of our Business

Developing better technology and reducing cost continue to be driving forces in the advanced battery industry. We believe that delivering safe battery solutions with high energy density and long life will be critical to our long-term success.  We use multiple chemistries to achieve these objectives based upon our customers’ requirements for power and energy.

The United States Advanced Battery Consortium (the USABC) has identified the following five factors as key in determining battery performance: power, energy, safety, life, and cost. Ener1 is aggressively focusing on all of these factors and believes it has a competitive advantage in all five areas:

•
Power – Power is defined as the rate at which energy transfer takes place in a circuit and is measured in kilowatts.  Our EV cell (comprised of a mixed oxide cathode and hard carbon anode) achieves 2,500W/kg in 10-second pulse power while maintaining an energy density of 160Wh/kg.  Our EV cell also achieves very low impedance (or resistance) at the cell and pack level.

•
Energy – Energy determines the storage capacity of a battery and how long a battery can expend energy. Energy is measured in kilowatt-hours.  At 160Wh/kg, we believe our EV cell is one of the top achieving energy density (energy density is defined as the amount of energy that can be stored in a given system or region of space per unit volume) cells in the large format category.

•
Safety – Safety is an important factor, as batteries contain several chemicals that can be volatile and dangerous. Ener1 batteries undergo rigorous testing including underwater submersion, drop tests from 10 meters, 3-axis nail penetration tests, and may be crash-tested by customers, such as Volvo and the new Volvo C-30 EV.

•
Life – A battery’s life determines a battery’s ability to withstand degradation.  Our EV battery module achieves approximately 93% capacity retention after 2,000 cycles. If the battery is charged once per day, 2,000 cycles is equivalent to a time period of just under 5.5 years.  The automotive industry currently views end of life for the battery at capacity retention of 80%.

•
Cost – Cost remains a key factor in EV adoption. Presently, the average cost of a lithium-ion battery pack to automotive manufacturers is approximately $600 per kilowatt-hour, and Ener1 is executing a plan of cost reduction over time.  We believe using hard carbon in the anode will be competitive and ultimately lower cost compared to man-made graphite anodes due to a manufacturing process that requires a lower temperature and is shorter in duration.

Industry Trends by Segment

Transportation
In the transportation sector, we expect that due to (1) volatility in oil prices; (2) government initiatives to increase fuel efficiency; (3) worldwide efforts to reduce dependence upon oil, and (4) government initiatives to reduce CO2 emissions, demand will grow significantly for EVs, PHEVs, and HEVs over the next 10 years.  We believe that strategic and national security considerations will also play a role in this anticipated trend.  We anticipate that electrification of the automobile will be a critical component to automotive manufacturers achieving higher Corporate Average Fuel Economy or CAFE standards as established by the National Highway Traffic Safety Administration.

Automotive manufacturers have particular specifications for different vehicles related to performance, size, form factor and weight of battery packs.  To meet the customization requirements of the transportation segment, our subsidiary EnerDel, Inc. (EnerDel) has developed into what we consider to be an end-to-end solutions provider developing basic components such as lithium-ion cells to completed battery packs.

The following is a description of the typical characteristics of HEVs, PHEVs, and EVs:

•
HEVs are cars powered by a combination of a battery-powered electric motor and an internal combustion engine.  HEVs use the gasoline engine as the primary source of propulsion, and battery power during acceleration, start-stop functions, regenerative braking and, in some models for limited electric drive-only mode. Well known HEVs include the Toyota Prius and the Honda Civic.

•
The PHEV generally is a hybrid car that runs primarily on battery power and uses the internal combustion engine where the battery is depleted and to recharge the battery. The battery can be recharged at an electric outlet. Generally, the most well known PHEV in the United States is the Chevrolet Volt, which is expected to be available in 2011.  According to the Bureau of Transportation Statistics, as many as 85% of American drivers commute 25 miles or less per day, one-way, and an affordable PHEV with a pure electric range of 40 miles would result in a reduction of oil consumption.

•
EVs are cars that use battery power as the sole source of energy.  Like PHEVs, the battery is recharged at an electric outlet.  Well known EVs currently being designed or produced include the Think City, the Nissan Leaf, and the Tesla Roadster.  There are efforts by various organizations, including utility companies, governments and independent companies such as Better Place, to develop charging stations and battery swap programs for PHEVs and EVs.

The heavy-duty market (in which we include trucks and buses) and fleet transportation markets may drive a significant amount of growth and demand for Ener1’s products in the coming years. There were over 16 million public and private fleet vehicles on the road in the United States in 2009 according to the Electrification Coalition.  Fleet operators may realize the economic value from lower fuel costs and lower maintenance costs associated with EVs more rapidly than individual consumers. In addition, fleet operators may more easily overcome barriers to widespread consumer adoption utilizing their own charging infrastructure and defined routes.

Grid Energy Storage
The grid energy storage segment provides an opportunity for growth for Ener1. The market for grid storage, including bulk energy storage, frequency regulation, and other applications, is expected to exceed $500 billion globally by 2015, based on a report published by Greentech Media Research. According to Sandia National Laboratories, the key drivers of grid storage demand include a number of factors such as: a growing market for EVs and portable electronic devices, increased implementation of demand response applications and the need to manage peak demand, development of distributed generation, increased renewable portfolio standards for electric utilities across many states, increasing grid storage as an alternative to new transmission capacity construction, and the need for increased demand-based pricing for energy consumption.

Ener1 is exploring grid storage opportunities with customers including the Federal Grid Company of Russia, Portland General Electric and Itochu.  Our contracts with MGTES, a subsidiary of the Federal Grid Company and Portland General Electric are oriented toward bulk energy storage.  Our work with Itochu is centered on grid storage demonstration projects in Japan, in particular using lithium-ion batteries as a storage device for rooftop solar panels and additionally providing power to quick-charge stations for EVs.

Industrial Cell Product Markets
Ener1 Korea’s subsidiary, Emerging Power, Inc. (Emerging Power), manufactures battery cells and packs for the military, medical, and industrial markets for small pack batteries. Emerging Power has established a battery pack manufacturing facility in New Jersey to build polymer cell battery packs used in the unmanned aircraft vehicle (UAV) or drone market. In the industrial market, Ener1 believes there may be growth in several applications including cleaning equipment, lawn equipment, and light-duty special purpose vehicles.  For example, Ener1 has a supply agreement in place with The Toro Company to produce lithium-ion batteries for a walking greens mower, a machine used in golf course maintenance.

Company History

Ener1, Inc. is a Florida corporation, founded in 1985 and headquartered in New York, New York.  Ener1 Group, Inc. (Ener1 Group), a privately held company, acquired an 80% stake in our company in early 2002 and changed the name from Boca Research to Ener1. Ener1 Group and Bzinfin, S.A. (Bzinfin), the sole owner of Ener1 Group, collectively owned approximately 49.3% of our outstanding common stock and, with warrants, beneficially owned approximately 57.3% of our shares on a fully diluted basis as of December 31, 2010.

Since 2002, we have engaged in research, development and production of lithium-ion batteries.  In October 2004, we acquired an 80.5% interest in the lithium-ion battery operations of Delphi Corporation (Delphi) located in Indianapolis, Indiana, and formed EnerDel to conduct our battery development business.  In August 2008, EnerDel became our wholly-owned subsidiary when we acquired the 19.5% interest held by Delphi for 2,857,143 shares of Ener1 common stock.  We also lowered the exercise price of certain warrants held by Delphi exercisable into 750,000 shares of Ener1 common stock from $7.00 per share to $5.25 per share.  These warrants remain outstanding and expire in October, 2011.

Principal Products

Transportation Products
Our primary transportation products consist of lithium-ion batteries and battery packs for HEVs, PHEVs, EVs and other vehicles such as trucks and buses.  Automotive battery packs consist of battery cells that are combined in a module.  Modules are linked together and controlled by a battery management system that manages the battery pack’s operations and monitors its performance and safety metrics.  Our battery cells have a prismatic design and are flat, as opposed to cylindrical, offering what we believe to be a more compact design and a large surface area that aids with the dissipation of heat.

PHEV, EV and HEV Batteries
Batteries for PHEVs and EVs are high-energy density batteries which are designed to provide energy for longer periods, but generally do not have the power capability or as high of a rate of discharge as batteries used in HEV applications.  PHEV and EV batteries generally use the same chemistry, but EVs require more cells due to higher capacity and energy requirements.

We have developed a high-energy density battery using a hard carbon anode and a mixed oxide cathode to produce a 23.7 kWh (kilowatt hour) battery pack for the Think City electric vehicle and the Volvo C30 electric vehicle.  Our EV cell is also being tested by other potential customers in a variety of battery pack configurations.

Our HEV cells do not generate significant heat during periods of high charge and discharge, unlike some consumer electronic lithium-ion batteries that use graphite anodes and cobalt based cathodes.  We continue to modify and test our chemistries to improve the longevity of our EV, PHEV and HEV batteries.  Our high-energy density cell technology and EV pack design have undergone and continue to undergo, various performance and safety tests conducted by outside testing services and by ourselves.

In addition to our hard carbon lithium-ion chemistry, we are continuing research and development of LTO chemistry for batteries for HEVs and PHEVs.  We believe the LTO chemistry may provide safe, high-power (fast charge and discharge rate) performance and a battery that runs efficiently in a wide range of cold and warm temperatures.

Battery Packs
Our automotive battery pack engineering design team provides a total systems solution, including the design, engineering, manufacturing and integration of our battery pack systems.  Our design is modular, which may make any servicing less complicated, and incorporates safety and cooling features as well.  We currently design our own software for the battery management system.

Other Potential Markets
The following chart indicates some of the potential markets that we believe may be available for technologies that we are developing for the automotive battery sector:

Battery Categories	Transportation Applications	Other Applications
High-power battery	HEV, including light vehicles, buses, trucks and military applications.	Power tools, marine motors, load leveling and frequency regulation, back-up power, uninterrupted power supply, and auxiliary power and mobility devices.
High-capacity battery	PHEV and EV	Military applications such as unmanned aerial vehicles (UAV), aerospace, medical applications, and intermittency applications associated with renewable and bulk energy storage.

Grid energy storage
We believe that grid energy storage represents a developing market opportunity for EnerDel.

In November 2009, we announced that we would be supplying batteries for a smart grid program announced by the United States Department of Energy (DOE). We will supply batteries for five, one-megawatt power systems that will be used by Portland General Electric to help manage peak demand and smooth the variations in power from renewable sources like wind and solar.

In October 2010, we announced that we would be supplying two 1.5-megawatt / 2.5 megawatt hour power systems to MGTES to be used to power grid energy storage systems in Russia.

We believe the lithium-ion battery technologies we are developing will have future applications in backup power sources for homes and storing energy generated by renewable power sources such as wind, solar and geothermal.  Electrical utilities may be able to utilize battery applications to balance demands from the electric grid, effectively charging batteries during low periods of demand and utilizing them during peak periods.  Effective deployment of this technology could reduce the demand for additional electric generating capacity not only in the United States but around the world.

Military Applications
EnerDel is currently working to complete three Defense Logistics Agency (DLA) funded research programs.  The DLA is the Department of Defense’s (DOD) largest logistics combat support agency, providing worldwide logistics support.  The programs include two UAV battery material programs and a Phase II award for further development of an asset tracking battery system.  The programs are in their final stages with product delivery and final reporting scheduled to occur by the end of the first quarter in 2011.

In 2008, we completed work under the first phase of the asset tracking battery system program described above.

In September 2009, EnerDel was awarded $1.3 million in funding from the Tank Automotive Research Development Engineering Center (TARDEC) for development and delivery of battery systems designed for a research platform version of the High Mobility Multi-purpose Wheeled Vehicle (HUMVEE), the XM-1124.

In 2009, EnerDel also began work on a $6.6 million, three-year cooperative development agreement with the DOE and Argonne National Laboratory for a redox shuttle electrolyte additive.  Additional work has been included in this project with a completion date set for the end of the first quarter in 2013.  Redox shuttle electrolyte additives are used to prevent battery overcharging and could simplify cell overcharge protection circuitry.

Small Pack
Ener1 Korea specializes in “small cell” technology, and manufactures electrodes for other battery manufacturers, commercial battery packs, prismatic cells, and lithium polymer batteries that are used in security systems and global positioning systems.  Ener1 Korea also manufactures battery packs for hand-held scanning devices and two-way radios sold in the United States.  Ener1 Korea’s manufacturing plant has achieved Korean ISO-9002 and TL9000 quality certifications.  Ener1 Korea also manufactures large-format cells for automotive and grid storage applications specified by EnerDel.

The mixed oxide and hard carbon cell we developed for the electric vehicle market is designed to maximize energy storage and we believe it is well suited for the EV, PHEV and bulk energy storage markets.  We anticipate that the LTO formulation under development will be most appropriate for HEV and frequency regulation applications.  We manufacture and assemble our batteries in our United States and Korea plants.  As the energy storage market continues to develop, we envision a hub-and-spoke model for manufacturing and distribution, centralizing cell manufacturing in our Indianapolis and Korean facilities and locating pack assembly closer to our customers, reducing transportation costs and increasing customer response times.

Fuel Cell and Nanotechnology
We also conduct research and development activities on fuel cells and nano coating processes through our subsidiaries EnerFuel, Inc. (EnerFuel) and NanoEner, Inc. (NanoEner).

Government Initiatives

Federal Initiatives
We believe that the volatility in energy prices is traceable directly to worldwide economic activity.  In early 2011, oil prices once again topped $100 per bbl.  The current administration of the United States government has identified energy independence and reduction of greenhouse gases as important initiatives, and has approved funding for a number of grant and loan programs that will specifically benefit the transportation and grid energy storage markets.  These programs are in a large part specifically targeted at domestic manufacturers of batteries and related material suppliers.

In February 2009, the United States government approved a stimulus plan, to be administered by the United States Department of Energy (DOE), which included $2 billion of grants for the development of advanced battery manufacturing capability under the Automotive Battery Manufacturing Initiative (ABMI).  The program provides grants to support the construction of United States-based battery manufacturing infrastructure for lithium-ion and other advanced batteries used in EVs. The program’s goal is to create a domestic battery manufacturing capability to support broad implementation of new HEVs and EVs.

In August 2009, we were awarded a grant of $118.5 million from the DOE, under the ABMI to help finance our United States battery plant capacity expansion. We are reimbursed under the grant as we make equipment purchases, and we are required to match grant proceeds with an equal amount of our own funds. Using funds provided under the ABMI, we are expanding our production capacity in the United States.  We expect our worldwide production capacity will increase during 2011 to the equivalent of 900 EV packs per month as a result of our expansion.  Through December 31, 2010, we have been reimbursed from the DOE for $44.7 million, which includes manufacturing engineering, building improvement, manufacturing equipment and application engineering expenditures.  We anticipate that proceeds from the ABMI grant with our matching contributions, will be sufficient to fund our United States manufacturing expansion plans through 2012.

At December 31, 2010, we had commitments to purchase approximately $12.4 million of equipment during 2011.  In 2011, we plan to purchase buildings and equipment totaling $52.5 million, including $8.1 million for further expansion of production capacity at our Korean facility.  Of the $52.5 million, we expect $20.4 million to be reimbursed under the ABMI grant award issued by DOE.

We have also applied to the DOE for a long-term low interest loan of approximately $290 million under the Advanced Technology Vehicle Manufacturing Incentives Program (ATVM).  We originally submitted our application on December 30, 2008, and our application was determined to be “substantially complete” on January 22, 2009.  We are currently negotiating a term sheet in connection with this loan.  If we receive the ATVM loan, we would anticipate using the proceeds to further expand our battery production capacity in 2013 and 2014.  In addition, if we receive the ATVM loan, the loan program will require us to match every eighty cents of loan proceeds with twenty cents of our own investment.  However, we expect to receive credit for capital invested in expanding our battery production capacity prior to January 22, 2009, which would be considered eligible for financing under the ATVM loan.  We estimate this amount to be $27.8 million.

The United States government is also moving on a number of initiatives to increase adoption of energy efficient vehicles.  Combined, the three initiatives recently highlighted by the current administration would expand funding for vehicle technologies by almost 90% to nearly $590 million and would support the current administration’s goal of putting 1 million EVs on the road by 2015. A brief summary of the initiatives are as follows:

•	Transformation of the existing $7,500 tax credit into a rebate at the time of purchase of a qualifying vehicle, giving consumers the ability to receive this benefit at the point of sale.

•	Advancing innovative vehicle and battery technologies through increased research and development spending.

•	Rewarding communities for developing comprehensive EV friendly infrastructure.

In 2005, we began working on the development of LTO chemistry for HEV batteries under the USABC program, a consortium of Ford, General Motors and Chrysler with funding provided by the DOE. We are currently working on a Phase II grant for LTO cell development.  We are also developing an LTO battery for PHEVs, but with a different cathode material from our LTO HEV chemistry, under an award from the DOE which is being administered by the USABC.

State Initiatives
Indiana state and local government authorities have also provided us with approximately $80 million of grants and tax offsets to assist in our expansion plans over the next five (5) years. With proceeds under the ATVM loan, if approved and received, and combined with the funds available under the ABMI program and the Indiana state and local incentives, we plan to increase our domestic production capacity to an estimated manufacturing capacity of 3.12GWh, or 120,000 equivalent EV battery packs per year, in the 2015 timeframe.

Battery Manufacturing Capacity

We manufacture and assemble lithium-ion batteries and battery systems in the United States through our subsidiary EnerDel and in South Korea through Ener1 Korea.  We are currently expanding production capacity at our facilities in the United States.  Upon completion of this capacity expansion in the United States, which we expect to occur at the end of June 2011, we will have the capability to produce 253MWh of batteries, or 900 23.7kWh packs per month between our United States and Korean facilities.  Once our Joint Venture with Wanxiang is operational, we expect to have lithium-ion cell and pack manufacturing established in China in addition to our existing operations in the United States and Korea.

We can currently produce 140,000 17.5Ah cells per month in Korea and expect the ability to produce 205,000 17.5Ah cells per month in our Indianapolis facility once final equipment is installed and validated in connection with our current expansion plans.  The combined production should create enough cells for a 900 EV pack per month run rate.

We produce and manufacture battery cells in our Indianapolis and Mount Comfort, Indiana and our South Korea facilities.  We lease approximately 92,000 square feet in Indianapolis, Indiana, where we conduct cell development, engineering and manufacturing.  The facility includes 68,000 square feet of manufacturing space and 24,000 square feet of office space.

We also lease 211,500 square feet in Mount Comfort, Indiana.  We possess the right of first refusal to lease an additional 211,500 square feet in the same building.  In addition, we have an option to purchase the entire building through December 31, 2011 (Purchase Option). If the Purchase Option had been exercised before December 31, 2010, the purchase price would have been $15.5 million. The purchase price increases by $40,000 per month thereafter until the Purchase Option is either exercised or expires, up to a maximum purchase price of $16.0 million. If EnerDel fails to exercise the Purchase Option by December 31, 2011, the landlord has the right to require EnerDel to enter into a fifteen year lease for the entire building, totaling 423,000 square feet.  It is our intention to purchase the Mt. Comfort facility by the end of 2011, accounting for $16 million of our 2011 plan for total purchases of buildings and equipment of $52.5 million.

We lease 31,600 square feet of manufacturing assembly space in Noblesville, Indiana.  We use this facility for battery pack engineering and testing activities.

We own a 145,000 square foot lithium-ion manufacturing facility in Chungcheongbuk-do, Korea.  In 2011, we anticipate Ener1 Korea will produce 100% of our cell requirements until we bring our cell manufacturing capacity in Indiana on stream.  We estimate that cell production in Indiana will commence in mid 2011 after the installation and testing of additional end-of-line assembly and formation equipment.

We lease 11,500 square feet of small cell pack assembly and sales and administrative space in Hackensack, New Jersey.

Sales and Marketing

We expect a significant portion of our initial automotive customers to be based in Europe and Asia, where EVs and PHEVs are expected to gain early consumer acceptance as compared to acceptance in other potential markets due to higher energy prices, carbon emission legislation and driving patterns.  During 2009, we established a sales and engineering support office in Europe and in March 2010 we formed Ener1 Europe.  The European sales team is supported by the United States-based engineering group in addition to locally-based engineers.  We presently have sales people in the Netherlands, Germany and France.

Our sales and engineering team supports existing customers such as Think Global, as well as engineering development activities for other potential production customers.

In the United States, we market our products through a combination of our sales force, executive level meetings with potential customers, and participation at trade shows.  Due to the emerging nature of the large-format lithium-ion battery market, our public, media and government relations efforts are also important to provide exposure to potential customers and to increase awareness for our products and our Company.

Our sales team includes salespeople with automotive experience and sales engineers who assist with product customization within our engineering group.  In addition, our engineering and management team participated in sales presentations and business development during 2010.  We also have dedicated salespeople for the grid energy storage markets.  Sales in the transportation sector are generally conducted through direct interaction with the engineering platform teams at the automotive companies and tier one suppliers.  Technical specifications for products are established by the automotive companies and tier one suppliers, and competitive bidding is often used as a mechanism for awarding contracts.  Traditionally, automotive companies often source the same product from more than one supplier.  However, the EV, PHEV and HEV battery industry is in the early development phase, and product standardization has not been introduced.  Initially, we expect many contracts to be sole sourced until standardization develops.

The Ener1 Korea small pack sales and marketing team includes a direct sales force and support staff of fifteen persons in Korea, a sales manager in Europe and a sales manager and sales engineer in the United States.

Customers

Our prospective and current customers for large-format cell battery packs are original equipment manufacturers, or OEMs, in the light and heavy-duty industries, as well as tier one suppliers to automotive, truck and bus OEMs.  Our current customers in this market include Think Global and Volvo.   Our prospective customers in the grid energy storage markets are utilities, renewable energy suppliers such as wind, solar and geothermal installers, and homeowners.  Our current customers in this market include Portland General Electric in the United States and MGTES in Russia.

Our relationships with the government are with the DOE, the DOD and other departments of the United States government, from which we may seek research grants and development contracts.  Our customers in the small cell market include large consumer product companies in the telephone and the hand-held scanner markets.  We consider Symbol Technologies, a division of Motorola Solutions, to be a significant customer in our small cell business as they represent 20% of total revenue.

In the large-format prismatic cell market, we are currently engaged in discussions with potential customers relating to approximately 30 development or production programs to develop or produce batteries for use in transportation (automotive, bus and truck), grid energy storage, military, government, and other industrial energy storage markets.  These projects involve potential customers in North America, Asia, and Europe.

We expect to begin shipping EV battery packs in the second half of 2011 for Volvo’s production intent C-30 EV.

We believe the heavy-duty market will become an important piece of our transportation segment.  Heavy-duty companies appear interested in hybrid solutions which appears complementary to our existing light duty pack designs and energy density cells.

In the military market, we ship battery packs for a project with TARDEC for an HEV application.  Within the government sector, we have programs with the DLA as well as multiple research and development contracts with the DOE.  In addition we have R&D programs with USABC, Nissan, Itochu, and Kyushu Electric Power Company, Inc. (KEPCO) for the demonstration of fast-charge technology.

In the transportation and utility markets, the selling cycle is generally quite long. There is ordinarily an iterative, interactive process in which the customer tests and evaluates prototypes or samples of cells and/or battery packs, and the supplier then modifies the product characteristics to achieve the customer’s requirements. Due to the long battery life required by automotive manufacturers, this testing and evaluation could take at least several months and could include the delivery of samples, prototypes and final products.  In addition, the procurement cycle for automotive makers is quite long due to the requirements for design and retooling associated with new automobile models.

Automotive companies often purchase system solutions from tier one suppliers, such as Continental Systems, Bosch, Delphi and Johnson Controls.  Our sales and marketing efforts are directed to the automotive companies and the tier one suppliers.

The sales cycle for any military markets may also be lengthy depending on the longevity requirement for the specific application.  We expect product development under these programs to undergo thorough testing and evaluation of samples and prototypes, which may extend over long periods of time.

We cannot predict the extent to which our sales, if any, will be dependent on a single customer or small group of customers.  Think Global is a start-up EV manufacturer with limited operating history.  Volvo has undergone extensive development with its electric C30 model but has yet to commercialize the vehicle. We cannot assure you that either customer will achieve volume production for their vehicle.   Our initial grid storage opportunities are oriented towards the emerging markets adding an element of additional risk.  However, we believe our efforts to segment our business into the transportation, grid energy storage and small pack units will help diversify our customer base over time.  Separate business development and engineering teams assist in the customization of our products to meet the requirements of their respective end markets.

Competition

Competition in the battery industry is, and is expected to remain, intense. This competition ranges from development stage companies to major Fortune 500 domestic and international companies, many of which have financial, technical, marketing, sales, manufacturing, distribution and other resources that are significantly greater than ours. We compete against companies producing lithium-ion batteries for portable electronics in high volume, as well as other non-rechargeable and rechargeable battery technologies. We compete on the basis of performance, cost and reliability.  Toyota, the industry leader in the production of HEVs, and other battery manufacturers, such as NEC Corporation, Johnson Controls, A123 Systems, Hitachi and Compact Power have significant development programs for lithium-ion batteries for automotive manufacturers.

Like EnerDel, Johnson Controls, A123 Systems and Compact Power are all participants in the USABC HEV and PHEV battery development programs.  Toyota/Panasonic and Nissan/NEC Corporation have lithium-ion development programs to supply batteries for their own HEV production.  Toyota owns a controlling interest in Panasonic, and in December 2009, Panasonic acquired controlling ownership of Sanyo, the largest producer of commercial battery cells.  Other collaborations include: Bosch-Samsung, Daimler-Evonik-Litec, Continental-ENAX, GS Yuasa-Mitsubishi and Nissan-NEC under the name AESC.  In China, BYD has stated its intention to introduce an EV using its own battery.

There are a number of smaller development companies such as Valence and Electro Energy in the United States and Electrovaya in Canada that compete in this market.  Additional potential competitors in lithium-ion commercial and military markets based in the United States are Saft, Eagle Picher Technologies, UltraLife and Yardney. There are also battery developers in China and Korea, which generally have a lower cost manufacturing base than other manufacturers due to low labor costs, lower cost raw materials and increased use of semi-automatic manufacturing processes.  There are numerous other companies who are developing batteries, some of which recently stated they intend to supply batteries for HEVs and others which may be unknown to us at this time.

Research and Development

During 2010, 2009 and 2008, we spent $30.8 million, $30.8 million and $22.9 million, respectively, on research and development net of proceeds from research and development grants of $3.0 million, $3.7 million and $3.8 million, respectively.  We continually evaluate prospective suppliers’ material, and require high quality material with small particle sizes measured in nanometers.  As we are actively pursuing development of new types of materials for use in our batteries, our sources of supply for such materials may change over time.  We work with Argonne National Laboratory and commercial material developers to develop and evaluate the best lithium compounds for use with our battery technologies.

Our EnerFuel Business

Our EnerFuel subsidiary, located in West Palm Beach, Florida, is working on developing a hydrogen fuel cell range extender for PHEVs and has created a high temperature fuel cell stack which was incorporated into an EV based on the Scion xB platform.  Other planned products are in early stages of development and completion of prototypes will require additional time and funding.  EnerFuel’s net loss after corporate allocations was $3.6 million, $3.7 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Our NanoEner Business

Our NanoEner subsidiary, located in Fort Lauderdale, Florida, has built prototype equipment that utilizes a proprietary vapor deposition and solidification process for depositing materials onto battery electrodes as part of the battery cell manufacturing process.  NanoEner is developing electrodes produced using this process for testing and is still in the research and development phases.  Our planned products are still under development and will require additional capital to continue testing and research.  NanoEner’s net loss after corporate allocations was $1.0 million, $1.2 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Intellectual Property

As of December 31, 2010, Ener1 had 45 issued United States patents, 34 foreign patents and had 144 pending and published United States, Patent Cooperation Treaty and other international patent applications relating to lithium-ion batteries, fuel cells, nanotechnology and other related technologies. Many of these patents were obtained from Delphi when EnerDel was formed, and were issued during a period of several years preceding the formation of EnerDel. The majority of the issued patents will expire 20 years from the date of filing or the earliest priority date, as applicable. Our earliest patent expiration date is November 27, 2015.  Ener1 continues to file patent applications, as appropriate, to protect its interests in new inventions.  We have a policy requiring our employees to sign confidentiality and invention assignments agreements, as well as a policy of entering into confidentiality agreements with third parties before disclosing any proprietary information to them.

Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop technology or products that are similar to ours or that compete with ours. Patent, trademark, and trade secret laws afford only limited protection for our technology platform and products. The laws of many countries may not protect our proprietary rights to as great an extent as do the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties have in the past attempted, and may in the future attempt to, operate under aspects of our intellectual property or products or to obtain and use information that we regard as proprietary. Third parties may also design around our proprietary rights, which may render our protected technology and products less valuable, if the design around is favorably received in the marketplace. In addition, if use of any of our products or technology infringes on third-party patents or other intellectual property rights, we could be subject to various legal actions. We cannot guarantee that our technology and products do not infringe patents or other rights held by others or that they will not in the future.

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

Employees

At December 31, 2010, we had 769 full time employees.  We have no employees under collective bargaining agreements.

Government Regulation and Approvals

Certain aspects of production and transportation of batteries and fuel cells and their components or raw materials are regulated on the international, federal, state, and local levels, as well as by private commercial organizations. Transportation of battery products is regulated by the United States Department of Transportation and other governmental departments and international agencies. We are required to comply with applicable regulations when we ship our products on a commercial basis.  We may need to obtain approvals for the storage or transportation of our batteries and of flammable or hazardous fuels before we are able to deliver some of our systems. Future legislation and/or other regulation concerning the transportation and storage of batteries and hydrogen fuel and other fuels associated with fuel cells is expected in the future.

We may be required to obtain certifications on our products and systems from product-safety testing and certification organizations such as the Qualified Parts Laboratory and the Underwriters Laboratory (UL), before we can sell them generally or to specific markets.

Our manufacturing operations are subject to environmental laws and regulations which, over time, may become more stringent, increasing the cost of compliance and the risk of failure to comply. In particular, there are environmental laws that provide for strict, unlimited liability in connection with releases of “hazardous substances.” In the manufacturing of batteries and components and materials for batteries (and to a lesser extent in our fuel cell and nanotechnology operations), we may use hazardous substances that are regulated under these environmental laws. Our battery operations are currently classified as a “small quantity generator of hazardous waste” and must operate in accordance with the applicable regulations. Air emissions from our battery operation are regulated under an operating permit issued at the state and local level. Compliance requirements are identified in the permit. At this time, our costs for maintaining environmental, health and safety compliance are not significant.

Available Information

Our company Internet address is www.ener1.com. We make available free of charge a variety of information about us including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

The information found on our Internet site is not a part of this or any other report we file with or furnish to the SEC and is not incorporated by reference into this Annual Report.

You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information that issuers (including Ener1) file electronically with the SEC.  The address of the SEC’s Internet site is http://www.sec.gov.

Item 1A.      Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties, known and unknown, that could cause our actual business results to differ materially from any forward-looking statements contained in this Report and could individually or in combination have a material adverse effect on our business, financial condition, results of operations, cash flows, and the trading price of our common stock.   In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, domestic and international economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability, major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions.   The risks described below are not the only ones we will face.

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

We have a history of operating losses.

We have experienced net operating losses since 1997, and negative cash flows from operations since 1999.  Total net cash used in operations for the years ended December 31, 2010, 2009 and 2008 was $61.7 million, $40.7 million and $24.1 million, respectively. We expect that we will continue to incur net losses and negative operating cash flows for the foreseeable future and will require additional cash to fund our operations and implement our business plan during such time.

Our planned capital expenditures depend on the availability of funds under DOE grant and loan programs. We also will need to raise capital or borrow funds to fund our share of capital expenditures under both the grant and loan programs.

We have been formally awarded $118.5 million in funds under the DOE ABMI grant program. We also have a pending application under the DOE ATVM loan program for a loan of approximately $290 million. There is no assurance that the final DOE ATVM loan will be approved in full or in part, or that the terms and conditions for borrowing under the facility will be acceptable to us.  If the loan is not approved or is approved in a substantially reduced dollar amount, our future expansion plans would have to be significantly curtailed and our near term prospects would be materially adversely affected.

The DOE ABMI grant requires that we match the grant award by spending one dollar on qualifying capital expenditures and other costs for every dollar reimbursed under the grant, and the loan program requires that recipients of any loans match the loan by spending $0.20 (twenty cents) on qualifying capital expenditures and other costs for every $0.80 (eighty cents) of loan proceeds received. We will need to raise debt or equity capital to fund our share of the capital expenditures under both the grant and, if we are included, under the loan program and raising equity capital may result in dilution to our shareholders. There is also no assurance that we will be able to choose the order of funds that we may receive under the grant or the loan. To the extent that funds must be drawn entirely under the grant first, we will be subject to a higher matching requirement and will need to raise debt or equity capital more quickly in the near future than if we are able to draw funds under the loan first. Access to both grant and loan funds will also be conditioned on our continued compliance with the terms and conditions of the grant and loan programs.  If we fail to comply with the terms and conditions of, and as a result lose access to, the grant and loan funds, this would affect our capacity expansion plans, which would, in turn, have a material adverse effect on our ability to develop our manufacturing capacity and expertise, sell our battery packs to new customers and grow our business.

We are beginning production in a new industry with new processes, and our future profitability is dependent upon achieving reductions in manufacturing costs and projected economies of scale from increasing manufacturing quantities. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our financial performance.

Since 2002, we have focused primarily on research and development. However, we are currently developing new battery products that will require high-volume battery manufacturing processes and equipment. While we acquired a lithium-ion battery cell manufacturer in South Korea in 2008, we have limited experience manufacturing any of our planned products on a commercial basis. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in commercial quantities while meeting the quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities would have a material adverse effect on our business, financial condition, results of operations and prospects.

We are beginning volume production in South Korea and the United States of new products in a new industry in which there is not a significant production history. Historically, we have produced only the component parts for our battery packs in limited production quantities in our South Korean plant and for prototype and production packs in limited quantities in our United States plant. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies.

We expect the suppliers within our supply chain will experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require.  There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels.  Failure to achieve these cost reductions could adversely impact our competitiveness and our financial results.

Viable markets for our products may never develop, may take longer to develop than we anticipate or may not be sustainable.

Our energy products and technologies target new and developing markets, and we do not know the extent to which these markets, including the market for EVs and HEVs, will develop. We currently have limited commercially developed products. If viable markets fail to develop or develop more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our products and may be unable to achieve profitability. In addition, the development of a viable market for our products may be impacted by many factors which are partly or totally out of our control, including:

•	the cost competitiveness of our products;
•	consumer reluctance to try a new product;
•	consumer perceptions of our products’ safety;
•	regulatory requirements;
•	barriers to entry created by existing energy providers;
•	government funding of EV technologies; and
•	emergence of newer, more competitive technologies and products.

We will need additional capital to fund development and production activities, which may not be accessible on attractive terms or at all.

For the last several years, we have financed our operations and capital expenditures through the sale of our securities and by borrowing money. Our ability to obtain additional financing will be subject to a number of factors, including the development of the market for HEVs and EVs, commercial acceptance of our products, our operating performance, the terms of our existing indebtedness and the credit and capital markets. We cannot assure you that we will be able to raise additional funds on terms favorable to us or at all. If we raise additional funds through the sale of equity or convertible debt securities, the ownership percentage of our then existing shareholders will be reduced and the percentage of our outstanding common stock to which our convertible securities are convertible will be reduced. In addition, any such transaction may dilute the value of our common stock and other debt or equity securities. We may have to issue securities that have rights, preferences and privileges senior to our common stock. The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand or limit our flexibility in paying our indebtedness.

Both the credit and capital markets have experienced extreme volatility in recent periods. Credit markets have remained generally illiquid despite injections of capital by the United States and foreign governments. Banks and other lenders, such as true equipment leasing companies, have significantly increased credit requirements and reduced financing available to borrowers. In the capital markets, institutional investors have experienced large losses resulting in reductions of and restrictions on funds available for investment. As a result, the market for offerings of our debt and equity securities may be limited.

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

We depend on a limited number of customers, including Think Global, Motorola,  and MGTES, for a significant portion of our revenue, and the loss of our most significant or several of our smaller customers would materially adversely affect our business and results of operation, and we may not be able to obtain contractual commitments for minimum volume orders with respect to the sale of our products.

A significant portion of our revenue is currently, and we expect will continue to be, generated from a limited number of customers.  Sales to Motorola have represented a significant portion of our small pack revenue in the past.  Sales to Think Global have represented nearly all of our automotive revenue in the past, and in January 2011 we temporarily stopped shipping battery packs to Think Global at their direction until the company rebalanced its overall inventory levels for the Think City in Europe and in the United States.  Additionally, sales to MGTES represent a significant portion of our total revenue for the foreseeable future. In October 2010, we entered into a supply agreement with MGTES to provide lithium-ion battery units to power grid energy storage systems in Russia.  A delay in providing products to MGTES would adversely affect our 2011 and 2012 revenues and profitability and would have a material adverse affect on our business, and would further potentially subject us to liquidated damages under the supply agreement for failure to deliver product in a timely manner.  Although the composition of our customer base will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers.

In addition, our contracts with our customers do not include long-term commitments or minimum volumes that ensure future sales of our products. Consequently, our financial results may fluctuate significantly from period-to-period based on the actions of one or more of our significant customers. A customer may take actions that affect us for reasons that we cannot anticipate or control, such as reasons related to the customer’s financial condition, changes in the customer’s business strategy or operations, the introduction of alternative or competing products or as the result of the perceived quality or cost-effectiveness of our products. Our agreements with our customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or for reasons outside of our control. In addition, our customers may seek to renegotiate the terms of current agreements or renewals. The loss of or a reduction in sales or anticipated sales to our most significant or several of our smaller customers could have a material adverse effect on our business, operating results, financial condition and prospects.

Our investment in Think Holdings and our dependence on Think Global as an automotive customer could materially adversely affect our profitability and business.

We entered into an amended Supply Agreement with Think Global to supply lithium-ion battery packs for the Think City EV commencing in 2010. We are also a significant investor in Think Holdings, which is the majority owner of Think Global.  In January 2011, we temporarily stopped shipping battery packs to Think Global at their direction until the company rebalances its overall inventory levels for the Think City in Europe and the United States.  We cannot assure you when we will recommence shipments to Think Global.  We will not recognize further revenue from sales to Think Global until they recommence production of Think City.   This temporary cessation of shipments, any other delay in the delivery of battery packs to Think Global or delays in Think Global’s start-up plans and financing activities, would adversely affect our expected 2011 and 2012 revenues and profitability, based on the percentage of automotive sales anticipated to be from Think Global, and could have a material adverse effect on our business and our investment in Think Holdings. Think Global, in its corporate history, has been through insolvency proceedings on three separate occasions, including most recently in 2009. Think Global is increasing production and entering new markets and faces the risks associated with the launch of a new vehicle, including achieving production levels, managing production costs, managing their supply chain, financing the costs associated with increased production levels and higher working capital requirements, gaining consumer acceptance, delivering vehicles on time, servicing new customers, satisfying warranty claims and other issues related to manufacturing, selling and servicing automobiles. As a result of the above operational and profitability challenges Think Global and Think Holdings have been facing, and we expect may continue to face, we are exposed to these risks indirectly through our current ownership in Think Holdings. If we were required to consolidate the results of Think Holdings into our own financial results and financial statements, we would face these risks and the negative financial results of Think Holdings directly. In addition, any revenue we derive from sales to Think Global would be eliminated in the process of consolidating their financial results with ours. Think Holdings and Think Global also face many of the same (or similar) risks as we do, including, among others, transportation industry-related risks, manufacturing-related risks and risks associated with the need for additional financing, and which are contained in these risk factors.

The consolidation of Think Holdings’ financial statements with our own could materially adversely affect our ability to raise capital.

We having voting interest in Think Holdings of approximately 48% and own approximately 43% of their outstanding equity securities.  We currently have approximately $14.3 million in outstanding receivables under the Think Supply Agreement. Although there remains a possibility that we may receive cash in payment of these outstanding receivables, we currently expect to accept additional equity in Think Holdings for at least a portion of these receivables.  Accepting equity for payment of these receivables, based on our current ownership of Think Holdings and without our ownership being diluted by possible future investments in Think Holdings, could cause us to become the majority shareholder of Think Holdings and require us, under generally accepted accounting principles in the United States (US GAAP), to consolidate Think Holdings’ operating results with our own.  We have also made several loans to Think Holdings totaling $17.1 million, including accrued interest, which loans begin to mature on March 31, 2011.  Similar to our outstanding receivables under the Supply Agreement, there is the possibility that we may accept equity rather than cash as repayment of these loans, which would increase our ownership in Think Holdings and could cause us to become the majority shareholder of Think Holdings and require consolidation.  Upon becoming the majority shareholder of Think Holdings, we may be required to file with our SEC reports audited historical financial statements for Think Holdings, and we will be required to consolidate Think Holdings’ operating results with our own in our financial statements as of and for periods following the date we become the majority stockholder of Think Holdings.  Think Holdings does not currently report its financial results in accordance with US GAAP and we cannot assure you that we will be able to disclose on a timely basis as required under the securities laws any historical financial statements of Think Holdings or our consolidated results of operations for future periods.  If we are unable to report Think Holdings’ historical financial statements or our consolidated financial statements for future periods in a timely manner as required under the securities laws, we would be unable to raise additional capital through registered public securities offerings and we may be unable to raise capital through private or unregistered sales of our securities.  The inability to raise capital through the public and private markets would have a material adverse effect on our financial condition and our ability to implement our business plans.  In addition, if we are not able to make filings required under the Exchange Act on a timely basis, we may not be able to pay the principal and interest due on our senior unsecured notes with shares of Ener1 common stock, and may be required to make such payments in cash instead, which could materially adversely affect our liquidity and financial condition.

If we become the majority shareholder of Think Holdings, we may have to devote a significant amount of time, management and financial resources to successfully integrate Think Holdings’ financial and accounting systems with our existing systems, and we may be unable to do so in a timely and non-disruptive manner.

If Think Holdings becomes our subsidiary and we or our independent registered public accounting firm are not able to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, the stock price for our common stock and our ability to raise capital through sales of our securities could be materially adversely affected.

If Think Holdings becomes a subsidiary of Ener1, we will be required to certify to and report on, and our independent registered public accounting firm will be required to attest to, the effectiveness of its internal control over financial reporting in our SEC filings for periods after Think Holdings becomes our subsidiary.  Think Holdings and its subsidiaries have not previously been subject to the requirements of Section 404 or 302 of the Sarbanes-Oxley Act of 2002, as amended, and the rules promulgated thereunder by the SEC.  We may have to devote considerable resources, including management’s time and other internal resources, to seek to ensure that Think Holdings’ internal control over financial reporting complies with regulatory requirements relating to internal control and the preparation of financial statements.  If we cannot favorably assess the effectiveness of our internal control over financial reporting, or our independent registered public accounting firm is unable to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of the our common stock could be materially adversely affected.  If Think Holdings becomes our subsidiary, any failure to implement and maintain the effectiveness of its internal control over financial reporting could cause the reliability of our financial statements to be impaired and could also cause us to fail to meet our reporting obligations under applicable law.  Either or both of these events could cause investor confidence and, in turn, the market price of our common stock, to be materially adversely affected and have a material adverse effect on our ability to raise additional capital through sales of our equity or debt securities.

We are expanding our equipment production capacity worldwide and are subject to all of the risks associated with purchasing, installing and efficiently operating new equipment as well as achieving production economies from projected increased efficiencies.

We have begun purchasing new equipment, which purchases are partially funded by grants from the DOE to increase our production capacity in the United States. Risk of noncompliance with DOE protocols would delay or eliminate reimbursement of certain costs. If we fail to comply with DOE protocols, we may have to repay the DOE for funds that were granted to us or return assets acquired by us with DOE funds. During the next several years we expect to purchase a substantial amount of equipment and to increase our production capacity correspondingly. Both the equipment procurement process and the installation and integration of the equipment into our facilities are potentially subject to delays. Achieving rated capacity levels with such equipment is subject to additional risks, and the equipment may never reach its projected capacity. Some of the assembly equipment that is scheduled for installation was designed by our engineers and manufactured by independent equipment manufacturers, and achieving projected machine efficiencies is dependent upon the equipment operating as designed. In addition, our competitors may purchase equipment similar or identical to the equipment we plan to purchase, and to the extent there is increased demand for such equipment, there may be shortages of or delays in receiving equipment which in turn could result in delays in our production schedules. Delays in the start-up of production could adversely impact our reputation and financial results. Delays in production deliveries also could adversely impact the financial results of our customers because of delays in the delivery of vehicles to their customers. Failure to reach projected machine efficiencies could result in higher production costs than planned and consequently could have a material adverse impact on our financial results.

Our financial results may vary significantly from period-to-period due to long and unpredictable sales cycles for some of our products and the cyclical nature of certain end-markets into which we sell our products, which may in turn lead to volatility in our stock price.

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

In addition, since our batteries and battery systems are incorporated into our customers’ products for sale into their respective end-markets, our business is exposed to the cyclical demand that may characterize some of our customers’ own product sales. Because many of our expenses are based on anticipated levels of annual revenue, our business and operating results could also suffer if we do not achieve revenue consistent with our expectations in relation to this seasonal demand.

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

Oil prices are extremely volatile and trends to convert to electric and hybrid electric vehicles may be adversely affected by any perceived or actual significant reduction in gasoline prices.

Oil and gasoline prices have been extremely volatile and the possibility of continuing volatility is expected to persist. Decreases in gasoline prices lower the perception in government and the private sector that cheaper, more readily available energy alternatives should be developed and produced. Lower oil prices also result in a decrease to the cost of existing energy technologies, making them more competitive with alternative products such as lithium-ion batteries. If oil prices decline, or are expected to decline, the demand for HEVs and EVs may decrease, which would have a material adverse effect on our business.

Problems in our manufacturing and assembly processes could limit our ability to produce sufficient batteries to meet the demands of our customers.

Regardless of the process technology used, the manufacturing and assembly of safe, high-power batteries and battery systems is a highly complex process that requires extreme precision and quality control throughout a number of production stages. Any defects in battery packaging, impurities in the electrode materials used, contamination of the manufacturing environment, incorrect welding, excess moisture, equipment failure or other difficulties in the manufacturing process could cause batteries to fail to meet specifications and be rejected by our customers or fail in performance, thereby reducing yields, increasing the chance of product liability claims, and affecting our ability to meet customer expectations.  As we scale up our production capacity, we may experience production problems that may limit our ability to produce a sufficient number of batteries to meet the demands of our customers. If these or other production problems occur and we are unable to resolve them in a timely fashion, our business could suffer and our reputation may be harmed.

We may provide warranty coverage and product recall coverage for some of our products, and we do not have significant experience in projecting possible warranty or recall claims and costs. If warranty or recall claims are significantly higher than our initial projections, our financial results would be adversely affected.

We are seeking to sell new products in a new industry that does not have significant history of product use.  We have not tested large numbers of batteries and packs for extended periods of time.  We provide warranty coverage in connection with certain automotive battery pack sales and we expect to provide warranty coverage in connection with grid storage battery pack sales, which warranty coverage typically ranges from three to five years and includes warranties that our product complies with the agreed upon specifications developed with the end-user, warranties that there are no defects in our products and workmanship, and warranties that our product will maintain a specified power capacity during the life of the product. We may also be required to provide product recall coverage.  These and other customer protection provisions, such as return rights, could delay our recognition of revenue. We have and will continue to establish warranty reserves in our accounts based upon our expected warranty claims, but there is no assurance that these reserves will be sufficient. Our financial results could consequently vary based upon actual experience relative to how we account for any expected warranty claims. Furthermore, a significant warranty claim or product recall would likely materially adversely affect our financial results and diminish our goodwill with customers.

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

We are developing a number of products that involve new technologies. While we have completed the development of a lithium-ion battery pack for an EV and a prototype of our lithium-ion battery pack for HEVs, we continue to work on other projects which are in various stages of development, including testing new lithium-ion chemistries for automotive, truck, bus, stationary power, military and other applications. We do not know when or whether we will successfully complete research and development of these products. If we are unable to develop commercially viable products, we will not be able to generate sufficient revenue to become profitable or sustain our business model. In addition, while we are conducting tests to predict the overall life of our products, we may not have tested our products over their projected useful lives prior to the commencement of large-scale commercialization. As a result, we cannot be sure that our products will last as long as predicted, and, if they do not, we may incur liability under warranty claims and diminished goodwill with customers.

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

Supplying lithium-ion batteries to the automotive industry carries significant risks. We compete against much larger suppliers that have greater financial, marketing and other resources; more experience in low cost, high-volume manufacturing operations; existing relationships with automotive purchasing and engineering development departments; and increased ability to take advantage of economies of scale in purchasing raw materials. The automotive industry is extremely competitive and competition to supply vehicle components to manufacturers focuses on the power, energy, cost, weight and size of such components. The ability of domestic automobile manufacturers to adopt new battery technologies will depend on many factors outside our control, including their ability to develop related vehicle platforms. If the industry does not accept lithium-ion battery technology, or if our lithium-ion batteries do not meet industry requirements for battery power, energy, cost, weight, size and other characteristics, our batteries will not gain market acceptance and/or our primary business strategy will not be successful.

We may not be able to protect the intellectual property upon which we depend and we could incur substantial costs defending against claims that our products infringe on the proprietary rights of others.

As of December 31, 2010, we had 45 United States issued patents and 34 foreign issued patents. Our ability to compete effectively will depend, in part, on our ability to protect our proprietary technologies, systems designs and manufacturing processes. While we have attempted to safeguard and maintain our proprietary rights, we do not know whether we have been or will be completely successful in doing so. We rely on patents, trademarks, and policies and procedures related to confidentiality to protect our intellectual property. However, some of our intellectual property is not covered by any patents or patent applications. Moreover, we do not know whether any of our pending patent applications will issue or, in the case of patents issued or to be issued, that the claims allowed are or will be sufficient to protect our technology or processes. Even if all of our patent applications are issued, our patents may be challenged or invalidated. Patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. In addition, we do not know whether the United States Patent & Trademark Office will grant federal registrations based on our pending trademark applications. Even if federal registrations are granted to us, our trademark rights may be challenged. It is possible that our competitors or others will adopt trademarks similar to ours, thereby impeding our ability to maintain our brand identity and possibly leading to customer confusion.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly and a failure to do so may diminish our ability to compete effectively and may harm our operating results. We may need to pursue legal action to enforce our intellectual property rights, to protect our trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark. Similarly, competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with ours. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time consuming and could require the expenditure of a substantial amount of our financial resources. If we are found to infringe third-party proprietary rights, we could be required to pay substantial royalties and/or damages, or be enjoined from selling our products. We do not know whether we will be able to obtain licenses to use the intellectual property at issue on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products and could require the expenditure of significant resources to develop or acquire non-infringing intellectual property.

We rely, in part, on contractual provisions to protect our trade secrets and proprietary knowledge.

Confidentiality agreements to which we are party may be breached, in which case we may not have adequate remedies. Our trade secrets and proprietary information may become publicly available without breach of such agreements or may be independently developed by competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any competitive advantages we may have.

Our principal shareholders have substantial control over our affairs.

Ener1 Group and Bzinfin are affiliated entities that as of December 31, 2010, own 49.3% of our outstanding common stock (and 57.3% if these entities exercised all of the warrants they own). A principal of the two entities is also a member of our Board of Directors. Our Chief Executive Officer, also a member of our Board of Directors, is a board member and chief executive officer of Ener1 Group.  He also has options to acquire up to 10% ownership of Ener1 Group.  Ener1 Group and Bzinfin have the ability to effectively control all matters submitted to a vote of the shareholders of Ener1, including increases of authorized shares of the Company, the election and removal of directors and any decision regarding any potential merger, consolidation or sale of all or substantially all of our assets. In addition, Ener1 Group and Bzinfin, through their combined ability to elect a majority of the members of our Board of Directors, may dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing an increase in the Company’s authorized shares or a change in control or impeding a merger, consolidation, takeover or other business combination which other shareholders may view favorably.

Lithium-ion battery cells have been observed to catch fire or vent smoke and flames, and these occurrences may subject us to litigation, disrupt our operations or harm our reputation.

Batteries contain chemicals including acid-based electrolytes that, if improperly packaged, used, charged or discharged, could result in serious injuries and damage to property from fire or otherwise. On occasion, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials. If this occurs with our batteries, we may incur significant liability.  For example, a claim was brought against Ener1 Korea resulting from a battery that was allegedly packaged improperly and subsequently caught fire. Although we did not package the battery in question, the court concluded that we were liable for damages, and it is possible that we may become subject to future claims for damages caused by our batteries, whether or not the cause of such damages were our responsibility or the responsibility of third-party manufacturers and packagers. Regardless of the merits of any claims, we cannot predict when such claims may be brought against us and whether such claims will lead to costly litigation. In addition, highly publicized incidents of laptop computer and cell phone batteries bursting into flames have focused consumer attention on the safety of these lithium-ion battery cells. These events have also raised questions about the suitability of lithium-ion cells for automotive applications. To address these questions and concerns, a number of cell manufacturers are pursuing alternative lithium-ion battery cell chemistries and formulations to improve safety; we cannot assure you that these measures will be effective to address any public safety concerns regarding the use of lithium-ion cells.

While we have tested our batteries and subjected them to damage-inducing treatments such as high temperatures, vibrations, overcharging, crushing or puncturing, in order to assess our battery pack’s response to deliberate and sometimes destructive abuse, there is no assurance that a failure of our battery packs will not occur.  Any such failure could lead to property damage, personal injury or death and may subject us to lawsuits or other regulatory precedings.

In addition, we expect to store a significant number of lithium-ion cells at our manufacturing facilities. Any mishandling of battery cells in the production process may cause disruption to the operation of our facilities. While we have implemented safety procedures related to the handling of the cells, there is no assurance that a safety issue or fire related to battery cells would not disrupt our operations. Such damage or injury would likely lead to adverse publicity and potentially a safety recall. The manufacture and use of batteries could also result in product liability claims. Our product liability insurance may not necessarily cover each claim and may not be adequate to protect us from potential liability claims. We also may have exposure to possible third-party claims that our batteries have caused damages to other products or caused serious injuries.

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

The risk of product recalls, and associated adverse publicity, is inherent in the development, manufacture, marketing and sale of batteries and battery systems as it is a new and unproven technology. Our products and the products of third parties in which our products are a component are becoming increasingly sophisticated and complicated as rapid advancements in technologies occur and as demand increases for lighter and more powerful rechargeable batteries. At the same time, product quality and liability issues present significant risks. Product quality and liability issues may affect not only our own products but also the third-party products in which our batteries and battery systems are a component. Our efforts and the efforts of our development partners to maintain product quality may not be successful, and if they are not, we may incur expenses in connection with, for example, product recalls and lawsuits, and our brand image and reputation may suffer. Any product recall or lawsuit seeking significant monetary damages could have a material adverse effect on our business and financial condition. A product recall could generate substantial negative publicity about our products and business, could interfere with our manufacturing plans and product delivery obligations as we seek to replace or repair affected products or could inhibit or prevent commercialization of other future product candidates. Although we may have limited product liability insurance with respect to certain of our products, not all of our products are covered under product recall insurance policies and we do not have insurance sufficient to cover the costs associated with a product recall and the expenses we would incur in connection with a product recall could have a material adverse affect on our operating results.

We rely on third parties to develop and provide key materials and components for our products.

We rely on third-party suppliers to develop and supply key materials and components for our products. If those suppliers fail to develop and supply these materials and components in a timely manner or at all, fail to develop or supply materials and components that meet our quality, quantity or cost requirements, or the supply of materials and components is interrupted for any reason, and we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us, we may not be able to manufacture our products. In addition, we may be unable to obtain substitute sources of these materials and components to the extent our suppliers use technology or manufacturing processes that are proprietary, and in some instances, we rely on a single supplier for materials. We do not know when or whether we will secure long-term supply relationships with any suppliers or whether such relationships will be on costs and terms that will allow us to achieve our objectives. Our business, prospects, results of operations and financial condition could be harmed if we fail to secure long-term relationships with entities that will supply the required components for our battery and energy related products. If we experience a rapid increase in demand for our battery products, we could face short term supply issues on key materials and components of our battery systems.

Demand for raw materials may affect future prices and availability of raw materials that we use.

The demand for raw materials that we use, including without limitation lithium, may increase as the projected demand for HEVs and EVs increases which in turn could lead to higher prices for our raw materials. Global supply disruptions caused by political or other dislocations could also lead to shortages and higher prices. In many cases we rely on a single supplier for materials and we may not have agreements in place guaranteeing the supply of materials to us or guaranteeing that we may obtain such materials on commercially reasonable terms.  The inability to acquire raw materials on commercially reasonable terms, or at all, would prevent, delay and/or increase the cost of manufacturing our products and result in a significant adverse effect on our profitability and our operations.

Declines in product prices may adversely affect our financial results.

Our business is subject to intense price competition worldwide, which makes it difficult for us to maintain product prices and achieve profits. Such intense price competition may adversely affect our ability to achieve profitability, especially during periods of decreased demand. In addition, because of their purchasing size, our larger automotive customers can influence market participants to compete on price terms. If we are not able to offset pricing reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, those pricing reductions may have an adverse impact on our business.

Failure of our planned products to pass testing would negatively impact demand for our planned products.

We may encounter difficulties and delays during testing of our planned products for a number of reasons, including the failure of our technology or the technology of third parties. Testing of our products occurs at various stages, including tests at the prototype stage and tests for production products, such as crash-tests by automobile companies.  The requirements of these tests and many of these potential problems and delays are beyond our control. Any problem or perceived problem with test results for our planned products would materially harm our reputation and impair market acceptance of, and demand for, any of our products.

We face risks associated with our plans to market, distribute and service our products internationally.

We have limited experience developing, manufacturing and distributing products for sale either domestically or internationally. Our success in international markets will depend, in part, on our ability to secure relationships with foreign sub-distributors and to manufacture products that meet foreign regulatory and commercial standards. International operations are subject to other inherent risks, including potential difficulties in enforcing contractual obligations and intellectual property rights in foreign countries (such as China and Russia) and fluctuations in currency exchange rates.

Our substantial international operations subject us to a number of risks, including unfavorable political, regulatory, labor and tax conditions.

We have significant manufacturing facilities and operations in South Korea, we are expanding our presence in China through our joint venture with Wanxiang and we are in the process of expanding our business in Russia and Europe through growth in our customer relationships. These activities are subject to the legal, political, regulatory and social requirements and economic conditions in these jurisdictions. In addition, we expect to sell a significant portion of our products to customers located outside the United States. Risks inherent to international operations and sales, include, but are not limited to, the following:

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

•	inability to obtain, maintain or enforce intellectual property rights;
•	changes in general economic and political conditions in foreign countries;

•
changes in foreign government regulations and technical standards, including additional regulation of rechargeable batteries, power technology, or the transport of lithium or phosphate, which may reduce or eliminate our ability to sell or license in certain markets;

•	requirements or preferences of foreign nations for domestic products, which could reduce demand for our products;
•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive; and
•	longer payment cycles typically associated with international sales and potential difficulties in collecting accounts receivable, which may reduce the future profitability of foreign sales.

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

Our business depends on and is directly affected by the general condition of the United States and global automobile industries. The effect of the continued economic difficulties of the major auto manufacturers on our business is unclear. Several automotive companies were sold or closed in recent years, and two large United States automotive companies reorganized under the bankruptcy laws. Several large automotive companies have sold or discontinued brands of automobiles. It is possible that the ownership of our prospective customers could change and affect our supply agreements and development activities, as any new owners of these customers could choose a different battery supplier or have an existing relationship with another battery supplier. Volvo, an existing customer, has been acquired by Geely Automotive based in China. We do not have a contractual arrangement preventing Volvo from using a different battery supplier, and it is possible that Geely Automotive may chose to use an alternative battery supplier, such as one based in China, and decide not to purchase any batteries from us.  The impact of any restructuring of automotive companies on the automobile industry and its suppliers is also unclear and difficult to predict. Possible effects could include reduced spending on alternative energy systems for automobiles, a delay in the introduction of new HEVs and EVs and a delay in the conversion of automobile car battery technology from nickel metal hybride to lithium-ion chemistry, each of which would have a material adverse effect on our business.

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

As part of our business strategy, we may seek to acquire complementary technologies, products, expertise and/or other valuable assets. We may be unable, however, to identify suitable acquisition candidates or, if we do identify suitable candidates, we may not be able to complete acquisitions on commercially acceptable terms or at all. If we issue equity securities as part of an acquisition transaction, the percentage ownership of our then current shareholders may be reduced. By virtue of our ownership interest in Think Holdings, and the contractual relationship with certain shareholders of Think Holdings which allow them to exchange their shares of Think Holdings’ Series B Stock for our shares of common stock, we may obtain a majority interest in Think Holdings.  See Risk Factors, “The consolidation of Think Holdings’ financial statements with our own could materially adversely affect our ability to raise capital,” for a discussion of the risks associated with the potential consolidation of Think Holdings’ operating results with our operating results.  Once we have acquired a business, such as Think Holdings, we may have to devote a significant amount of time, management and financial resources to successfully integrate the business into our existing operations in a timely and non-disruptive manner, and we may be unable to do so.

Moreover, we may have to consolidate the financials of an acquired business, and there is no assurance that the books and records of the acquired business can be relied upon.  An acquisition may not produce the desired revenues, earnings or business synergies that were anticipated prior to concluding the transaction, which in turn could cause our business and financial condition to be materially and adversely affected. As a result of an acquisition, we may incur nonrecurring charges and be required to amortize significant amounts of intangible assets, which in turn could adversely affect our results of operations and profitability.

We may not meet our development and commercialization milestones.

We have established product development and commercialization milestones that we use to assess our progress toward developing additional commercially viable products, such as those contained in the MGTES contract. These milestones relate to power, energy capacity, technology and product design as well as to dates for achieving development goals. To gauge our progress, we plan to operate, test and evaluate our products. If our systems or products exhibit performance or technical defects or are unable to meet cost or performance goals, including power output, useful life and reliability, our commercialization schedule could be delayed and potential purchasers of our commercial battery and energy products may decline to purchase them. We cannot assure you that we will successfully achieve our milestones in the future or that any failure to achieve these milestones will not result in potential competitors gaining advantages in our target market. Failure to meet our development and commercialization milestones might have a material adverse effect on our operations and our stock price.

Regulatory and other changes related to the energy industry or to the electric vehicle industry may adversely affect our ability to produce, and may reduce demand for, our planned products.

Federal, state, local and foreign government laws, regulations and policies concerning the energy, battery and/or the electric vehicle industry may heavily influence the market for our technologies and products. A change in the current regulatory environment, including amendments to or a rescission or delay in implementation of federal Corporate Average Fuel Economy standards mandate increases in fuel economy in the United States or reduction in tax incentives to purchase EVs, could make it more difficult or costly for us to develop, manufacture or market our products. Any such changes could also deter further investment in the research and development of alternative energy sources, which could significantly reduce demand for our technologies and products. We cannot predict how changes in regulation or other industry changes will affect the market for our products or impact our ability to distribute, install and service our products.

Business practices in Asia may entail greater risk and dependence upon the personal relationships of senior management than is common in North America, and therefore some of our agreements with other parties in China and South Korea could be difficult or impossible to enforce.

We are increasing our business activities in Asia.  The business culture in parts of Asia is, in some respects, different from the business cultures in Western countries. Personal relationships among business principals of companies and business entities in Asia are very significant in their business cultures. In some cases, because so much reliance is based upon personal relationships, written contracts among businesses in Asia may be less detailed and specific than is commonly accepted for similar written agreements in Western countries. In some cases, material terms of an understanding are not contained in the written agreement but exist only as oral agreements. In other cases, the terms of transactions which may involve material amounts of money are not documented at all. In addition, in contrast to the Western business environment where a written agreement specifically defines the terms, rights and obligations of the parties in a legally-binding and enforceable manner, the parties to a written agreement in Asia may view that agreement more as a starting point for an ongoing business relationship which will evolve and undergo ongoing modification over time. As a result, any contractual arrangements we enter into with a counterparty in Asia may be more difficult to review, understand and/or enforce.

Our joint venture investment with Wanxiang EV Co. Ltd. could be adversely affected by the laws and regulations of the Chinese government, our lack of decision-making authority and disputes between us and Wanxiang

On January 17, 2011, we entered into the JV Agreement with Wanxiang EV Co. Ltd., which operates the EV division of Wanxiang Group.  Under the JV Agreement, we agreed to form a joint venture company with Wanxiang to design, manufacture, sell and service lithium-ion battery cells and lithium-ion battery packs, primarily in China, Hong Kong, Taiwan and Macau (the Joint Venture).  Wanxiang will have a majority equity interest in the Joint Venture and, with certain material exceptions, be able to exercise majority control over the Joint Venture.

The Joint Venture will be based in Hangzhou, China.  The national, provincial and local governments in China are highly bureaucratized.  The effort to obtain the registrations, licenses and permits necessary to establish and carry out the business objectives of the Joint Venture can be difficult and time consuming.  Significant delays in obtaining requisite governmental approval for the Joint Venture’s business could have an adverse effect on the prospects and profitability of the Joint Venture.

We have granted an exclusive, royalty free license of our intellectual property to the Joint Venture.  Although Wanxiang is contractually restricted from using our intellectual property outside of the Joint Venture, there is always a general risk associated with sharing intellectual property with third parties and the possibility that such information may be used and shared without our consent.   Moreover, Chinese laws that protect intellectual property rights are not as developed and favorable to the owner of such rights as they are in the United States.  If any of our intellectual property rights are used or shared without our approval in China, we may have difficulty in prosecuting our claim in an expeditious and effective manner.  Delays in enforcing our intellectual property rights could have a material adverse effect on our business and prospects.

As a general matter, there are substantial uncertainties regarding the interpretation and application of Chinese laws and regulations, including, but not limited to, the laws and regulations governing the anticipated business of the Joint Venture and the protection of intellectual property rights.  These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty.  The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.  The unpredictability of the interpretation and application of existing and new Chinese laws and regulations will pose additional challenges for us as we seek to develop and grow the Joint Venture’s business in China.  Our failure to understand Chinese laws or an unforeseen change in a law or the application thereof could have an adverse effect on the Joint Venture.

Although the Chinese economy has grown significantly in recent years, there is no guarantee that such growth will continue.  If the growth of the Chinese economy slows, the market for the Joint Venture’s products may decline significantly and adversely affect the Joint Venture’s business prospects.

We agreed to invest up to $48 million in the Joint Venture over a two year period from the date on which the establishment of the Joint Venture is approved by the relevant Chinese authority.  If we are unable to timely and fully fund our investment requirement, our equity interests in the Joint Venture may be diluted.

Our investment in the Joint Venture may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that Wanxiang might become bankrupt or fail to fund its share of required capital contributions, which may leave us liable for its share of the Joint Venture’s liabilities. Wanxiang may have economic, tax or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives.  Our investment in the Joint Venture may also lead to impasses, for example, as to whether to acquire or dispose of a material asset or enter into a material agreement, because such actions may not be taken by Wanxiang without our consent. Disputes between us and Wanxiang may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our day to day business. Consequently, actions by or disputes with Wanxiang may subject assets owned by the Joint Venture to additional risk. In addition, we may, in certain circumstances, be liable for the actions of Wanxiang.

The Joint Venture is a new business in China.  As with any new business, there will be many challenges facing the Joint Venture, including developing a market for the Joint Venture’s products, obtaining requisite governmental approvals and permits, implementation of an untested business plan, and securing adequate funding for working capital and growth.  Failure to overcome any of these or any other challenges facing the Joint Venture could result in significant losses to our investment in the Joint Venture.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, similar worldwide anti-bribery laws and political instability.

We conduct important operations outside the United States, including in Russia and Korea and through our Wanxiang joint venture. The U.S. Foreign Corrupt Practices Act and similar anti-bribery laws of non-U.S. Countries generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our training and compliance program, we cannot assure you that our internal control policies and procedures always will protect  us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our business and operations. In addition, the parts of the world in which operate may experience social unrest, political and economic instability and resulting governmental corruption. It is difficult to predict whether these countries, and our operations there, will suffer from any such events, but, if they did, it could have a material negative impact on our business and results.

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

Laws regulating the manufacture, use, transportation or exportation of batteries may be enacted which could result in a delay in the production of our batteries or the imposition of additional costs that could harm our ability to be profitable.

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

Our success depends in large part on our ability to retain and attract qualified management and operating personnel. We require a highly-skilled, specialized workforce, including scientists, engineers, researchers and manufacturing and marketing professionals, individuals who are in high demand and are often subject to competing offers. To retain and attract key personnel, we may use various measures, including employment agreements, a stock incentive plan and incentive bonuses for key employees. These measures may not be enough to retain and attract the personnel we need or to offset the impact on our business of the loss of the services of key officers or employees. We could face difficulty hiring and retaining qualified management and operating personnel. Because of the highly technical nature of our batteries and battery systems, the loss of any significant number of our existing engineering and project management personnel could have a material adverse effect on our business and operating results.

Future issuances of our common stock may adversely affect our stock price.

The sale of a substantial number of shares of our common stock, the exercise of existing warrants or stock options, the exchange of shares of Think Holdings for shares of our common stock or the perception by the market that such sales, exercises or exchanges could occur may cause the market price of our common stock to decline or may make it more difficult for us to raise funds through the sale of equity or equity-linked securities in the future. Similarly, if we issue a large number of shares in connection with future acquisitions or financings, particularly if we issue shares at a discount to the then current market price, the price of our common stock could decline significantly.

We will need to raise additional capital in the future, and there is no assurance that we will be able to raise additional funds on terms favorable to us or at all. Our failure to obtain required financing would materially and adversely affect our financial condition and our prospects.  We have outstanding warrants exercisable for approximately 42,659,126 shares of our common stock as of December 31, 2010. The exercise price and expiration date for these warrants are summarized in the table below:

Number of Warrant Shares
Ener1 Group	Other	Exercise
and Bzinfin	Holders	Price		Expiration Date
1,962,500	-	$8.25		Various 2011
4,969,893	-	$2.10		June 30, 2011
-	250,000	$4.90		October 20, 2011
-	750,000	$5.25		October 20, 2011
-	71,429	$2.10		January 5, 2012
250,000	-	$8.25		February 10, 2012
2,457,144	-	$2.10		February 13, 2012
-	1,046,511	$4.09	*	March 23, 2012
5,331,758	-	$2.10		Various 2012
2,274,569	3,061,919	$2.80		August 14, 2012
142,858	-	$5.95		March 26, 2013
-	170,551	$10.50		November 14, 2013
-	170,551	$14.00		November 14, 2013
-	2,285,717	$7.05	*	January 21, 2014
-	274,286	$17.57		December 9, 2014
863,806	-	$3.40		August 3, 2015
1,457,672	-	$4.25		August 3, 2015
-	2,882,775	$3.81	*	September 7, 2015
-	75,000	$3.82		September 7, 2015
3,000,000	-	$3.48		December 8, 2015
5,000,000	-	$4.40		December 8, 2015
-	1,019,353	$4.68	*	December 31, 2015
910,000	-	$3.53		March 21, 2016
1,516,670	-	$4.46		March 21, 2016
174,062	-	$3.79		April 1, 2016
290,102	-	$4.79		April 1, 2016
30,601,034	12,058,092

*	Exercise price subject to adjustment for issuance of common stock subsequent to December 31, 2010.

In connection with our investment in Think Holdings, we agreed that certain other investors that purchased Think Holdings Series B Stock could require us to issue shares of Ener1 common stock to these investors in exchange for their shares of Series B Stock, along with one-half of their warrants to purchase shares of Series B Stock (the Ener1 Put Option). In connection with the Ener1 Put Option, the agreed upon exchange price for one share of Series B Stock is $1.67, and the price at which our common stock is valued will be the then 15 day moving average of our common stock trading price, but in no event less than $4.00 per share. Investors have until May 2011 to exercise the Ener1 Put Option.  The total amount of Ener1 common stock issuable upon exercise of the Ener1 Put Option was originally capped at $27.5 million and at December 31, 2010, the remaining cap, after exchanges under the Ener1 Put Option have been made, is $15.1 million. Since the per share price at which Think Holdings’ investors may exchange their shares of Series B Stock to us is fixed at $1.67, a decline in the value of Think Holdings in conjunction with the issuance of our common stock at fair value may have an adverse effect on our stock price.

In January 2011, we entered into an expanded put right agreement (the Expanded Put Right) with Investinor AS (Investinor), an existing shareholder of Think Holdings.  Pursuant to the Expanded Put Right, Investinor provided $2.5 million in bridge financing to Think Holdings.  In connection with the bridge financing by Investinor, we agreed that Investinor could require us to issue shares of Ener1 common in exchange for shares of Series B Stock into which such bridge financing would be converted.  In connection with the Expanded Put Right, the agreed upon exchange price for one share of Series B Stock is the United States dollar equivalent of 10 Norwegian Kroner per share, and the price at which our common stock is valued will be the then 15 day volume weighted average of our common stock trading price, but in no event less than $4.00 per share.  Investinor has until May 2011 to exercise the Expanded Put Right.  We also extended to Investinor, under the Expanded Put Right, the right to transfer to Ener1 an additional 3,007,400 shares of Series B Stock under the same terms and conditions of the Expanded Put Right. Under the Expanded Put Right, Investinor is limited in the amount of shares of Series B Stock that may be exchanged in any 30 day period to $3.0 million in aggregate value of Ener1 shares.  In January 2011, Investinor attempted to exercise its rights under the Expanded Put Right, but Ener1 is contesting the exercise at this time and has not issued any shares of Ener1 common stock to Investinor in exchange for Series B Stock.  See Risk Factors – “The consolidation of Think Holdings’ financial statements with our own could materially adversely affect our ability to raise capital,” for a discussion of the risks associated with consolidation of Think Holdings’ operating results with our operating results, which may occur if Ener1 acquired Think Holdings shares from Investinor under the Expanded Put Right.

Since the per share price at which Think Holdings investors may exchange their shares of Series B Stock to us is fixed at the United States dollar equivalent of 10 Norwegian Kroner, a decline in the value of Think Holdings in conjunction with the issuance of our common stock at fair value may have an adverse effect on our stock price.

Our equity financing obtained from Ener1 Group during 2010, specifically purchases of our equity securities under stock purchase agreements, was funded by Ener1 Group through a loan it obtained from JSC VTB Bank. In connection with such loan, Ener1 Group and its principals pledged more than a majority of their shares of our common stock to JSC VTB Bank as collateral. The pledged shares represent approximately 40% of our outstanding shares of common stock. As part of that loan, we granted JSC VTB Bank registration rights with respect to the pledged shares on a “commercially reasonable” basis. If JSC VTB Bank forecloses on the pledged shares and decides to sell such shares in large blocks, any such sales would likely have a material adverse affect on our stock price.

In addition to the foregoing, one of our unaffiliated shareholders owns a substantial block of our common stock, consisting of 12.0 million shares or 7.3% of the outstanding shares of common stock at December 31, 2010.  These shares are unrestricted and subject to potential resale in the market.

Our stock price has been, and could remain, volatile.

The market price of our common stock has historically experienced, and may continue to experience, significant volatility. Our progress in developing and commercializing our products, our quarterly operating results, announcements of new products by us or our competitors, our perceived prospects, changes in securities analysts’ recommendations or earnings estimates, changes in general conditions in the economy or the financial markets, mergers or acquisitions, adverse events related to our strategic relationships and other developments affecting us or our competitors could cause the market price of our common stock to fluctuate substantially. In addition, in recent years, the stock market, and in particular the market for technology-related stocks, has experienced significant price and volume fluctuations. This volatility has affected the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the price of our common stock. In addition, we may be subject to class action securities litigation as a result of volatility in the price of our common stock, which could result in substantial costs and diversion of management’s attention and resources and could harm our stock price and the value of our other debt or equity securities, and our business, prospects, results of operations and financial condition.

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

Our corporate headquarters have been located in New York, New York since August 2008, where we lease 3,500 square feet of office space pursuant to a lease expiring in May 2013.  In January 2011, we entered into an amended lease with the existing landlord to extend the term of the lease for an additional five years and expand the space we occupy to approximately 6,800 square feet.  Prior to August 2008, our corporate headquarters were located in Fort Lauderdale, Florida.

We lease approximately 354,000 square feet of industrial, warehouse and office space used primarily for the manufacturing and production of battery cells, battery pack assembly, and research and development of battery and fuel cell products.  The leases for these properties, located in Indiana, New Jersey and Florida, expire at varying times from December 2011 through February 2017 and may contain renewal options and/or purchase options.  From time to time, we may enter into short-term leases, on a month-to-month basis, for industrial and/or office space.

We also own land and a building in Fort Lauderdale, Florida containing approximately 19,000 square feet of industrial and office space.  We utilize a portion of this facility for administrative personnel, certain hardware development projects, and nanotechnology research and development projects.  Our Ener1 Korea subsidiary owns land and a building in South Korea containing a 145,000 square foot manufacturing plant and adjacent office space.  This facility is used for manufacturing and production of battery cells.

Item 3.	Legal Proceedings.

We receive communications from time to time alleging various claims. These claims may include, but are not limited to, product liability claims, employment matters, collection of accounts payable, and allegations that certain of our products infringe the patent or other intellectual property rights of other third parties. We cannot predict the outcome of any such claims or the effect of any such claims on our operating results, financial condition, or cash flows. As of December 31, 2010, there are no material pending legal proceedings.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

Effective January 3, 2011, our common stock began trading on Nasdaq Global Select Market under the symbol “HEV”.  Prior to that, our common stock traded on the Nasdaq Global Market under the same symbol.  The following table shows the high and low sales price for our common stock as reported by the Nasdaq Global Market for each quarter in the years ended December 31, 2010 and 2009:

2009	High	Low
First Quarter	$7.90	$2.35
Second Quarter	$7.10	$4.94
Third Quarter	$7.90	$4.90
Fourth Quarter	$7.33	$4.68

2010	High	Low
First Quarter	$6.77	$3.71
Second Quarter	$4.85	$2.75
Third Quarter	$3.95	$2.83
Fourth Quarter	$4.70	$3.57

On February 28, 2011, the closing price of our common stock on the Nasdaq Global Select Market was $3.69 per share and there were 164,866,227 shares of common stock issued and outstanding held by approximately 241 shareholders of record. This number does not include persons whose shares are held of record by a bank, brokerage house or clearing agency, but does include such banks, brokerage houses and clearing agencies.

Effective December 16, 2010, we amended our Articles of Incorporation to increase the total number of authorized shares of common stock to 300 million.

Dividend Policy

We have not paid any cash dividends on our common stock and we have no current intention to pay any cash dividends on our common stock in the foreseeable future.

The terms of our senior unsecured notes restrict our ability to pay dividends on our common stock until all amounts payable under the senior unsecured notes are paid in full, or unless we receive prior written consent from the holders of the senior unsecured notes.

Performance Graph (unaudited)
The following graph shows a comparison of cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the Russell 1000 Index and PowerShares Wilderhill Clean Energy Portfolio Fund (the “Clean Energy Fund”).  The comparison assumes $100 was invested on January 1, 2006 in our common stock and, for the Russell 1000 Index and PowerShares Wilderhill Clean Energy Portfolio Fund, assumes reinvestment of dividends. We have not paid any dividends during this period.  The Clean Energy Fund, which we believe to be the fund closest to our business, commenced sales in March 2005.

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

The selected financial data presented below for the five years in the period ended December 31, 2010, was derived from our audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annul Report.  Certain amounts for 2006 have been adjusted for the calculation of amortization of debt discount and deferred financing costs associated with our debentures and Series A Preferred Stock.

Financial highlights, in thousands, except per share data:

	(1)		(6)
	2010	2009	2008	2007	2006
For the years ended December 31,
Net sales	$77,406	$34,800	$6,848	$280	$100
Loss from operations	(51,914)	(49,436)	(33,905)	(21,046)	(26,410)
Other income (expense) (2)	(16,926)	(2,050)	(17,432)	(41,646)	(15,114)
Net loss attributable to Ener1, Inc. (3)	(68,801)	(51,004)	(52,460)	(63,938)	(43,133)
Basic net loss per share (4)	$(0.48)	$(0.44)	$(0.51)	$(1.02)	$(0.70)

At December 31,
Cash and cash equivalents	60,310	14,314	11,229	24,826	291
Total assets	396,544	174,407	141,731	32,745	8,060
Long term obligations (5)	73,710	15,922	7,261	11,158	13,137
Redeemable preferred stock	-	-	-	7,822	20,583
Total Ener1, Inc. stockholders' equity (deficit) (5)	207,076	117,999	106,413	(493)	(41,241)

(1)	In May 2010, we commenced commercial production and shipment of lithium-ion battery packs.

(2)
In August 2010, we converted $18.4 million of principal and accrued interest under the convertible line of credit with Bzinfin at an amended conversion price, resulting in debt conversion expense of $6.8 million.  In addition, as an inducement to convert, we issued to Bzinfin warrants to purchase shares of Ener1 common stock, resulting in additional debt conversion expense of $5.9 million.  We also agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to total interest paid under the line of credit of approximately $527,000, which was recorded as debt conversion expense.

(3)
On January 1, 2009, we implemented a new accounting standard that changed the accounting for and reporting of minority interest, now referred to as noncontrolling interest.  This standard requires the presentation of net income or loss attributable to the noncontrolling interest separately from the net income or loss attributable to Ener1, Inc. for all periods presented.

(4)	Per share amounts have been adjusted to reflect the one for seven reverse stock split in April 2008.

(5)
On January 1, 2009, we adopted a new accounting standard which changed the manner in which we determine if an instrument is indexed to Ener1’s common stock which resulted in a reduction of total stockholders’ equity of $13.2 million.  Included in long term obligations, at December 31, 2009, are derivative and financial instruments totaling $6.9 million.

(6)	The operating results of Ener1 Korea have been included since November 1, 2008, the effective date of the acquisition for accounting purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements and the Risk Factors, as discussed in Item 1A.

Executive Summary

We design, develop and manufacture high-performance, prismatic, rechargeable, lithium-ion batteries and battery pack systems for energy storage.  We also conduct research and development activities on fuel cells and non-coating processes.  Our fuel cell business develops and markets fuel cells and fuel cell systems.  Our nanotechnology business develops and markets nanotechnology related manufacturing processes and materials.

We produce and manufacture battery cells in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through our subsidiary, Ener1 Korea, Inc., formerly known as Enertech International, Inc. (Ener1 Korea).

Ener1 Group, Inc. (Ener1 Group) and Bzinfin, S.A. (Bzinfin), the sole owner of Ener1 Group, collectively owned approximately 49.3% of our outstanding common stock and, with warrants, beneficially owned approximately 57.3% of our shares on a fully diluted basis as of December 31, 2010.

Recent Developments in the Battery Business
Our battery business develops and markets advanced lithium-ion batteries and battery packs for use in the transportation, grid energy storage and small pack, or industrial cell product markets.

Transportation
Our primary products for the transportation market consist of battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses.

In May 2010, we commenced commercial production and shipment of lithium-ion battery packs to Think Global, AS (Think Global), an EV manufacturer in Norway.  During 2010, we shipped over 1,000 battery packs to Think Global.  However, in January 2011, we temporarily stopped shipping battery packs to Think Global at their direction until the company rebalanced its overall inventory levels for the Think City EV in Europe and the United States.

We are also developing battery packs for the Volvo C30, the first all electric car offered by the Swedish vehicle manufacturer.

Grid Storage
In the grid energy storage markets, we are developing energy storage applications for utility grid and commercial applications.  We believe grid reliability problems in Russia and other emerging economies around the world represent an opportunity for our grid energy storage business.

In October 2010, we entered into a supply agreement with Mobile Gas Turbine Electric Powerplants, a Russian corporation (MGTES), to provide lithium-ion battery units to power grid energy storage systems in Russia.  The total purchase price for the units is $40 million, the payment of which will be made in installments over a period of approximately two years, and each installment payment will be subject to the satisfaction of specified production, inspection and performance conditions.  In 2010, we recognized approximately $11.3 million in revenue associated with the supply agreement using the percentage of completion methodology.  Although we anticipate that we will complete performance of our obligations under the contract by the end of 2012, no assurances can be made that we will meet all the requirements to receive all installment payments in full or on a timely basis.

Small Cell Products Market
Ener1 Korea manufactures lithium-ion batteries for the small format products market which encompasses consumer, industrial and military products.  Our primary small format product line consists of commercial prismatic lithium-ion batteries for products such as Motorola’s hand-held scanners.

Joint Venture with Wanxiang EV
In January 2011, we entered into a joint venture agreement (the JV Agreement) with Wanxiang EV Co. Ltd. (Wanxiang), which operates the electric vehicle division of Wanxiang Group, to form a joint venture company (the Joint Venture) to design, manufacture, sell and service lithium-ion battery cells and lithium-ion battery packs, primarily in China, Hong Kong, Taiwan and Macau.  The Joint Venture will be a limited liability company established under the laws of the People’s Republic of China.

The Joint Venture will be established upon receipt of certain Chinese governmental approvals, which we anticipate will be received within 90 days from the date of the JV Agreement.  The Joint Venture will be based in Hangzhou, China.  Wanxiang will appoint the chief executive officer and chief operating officer of the Joint Venture and we will appoint the chief financial officer and chief technology officer.

The Joint Venture parties have agreed to initially invest approximately $120 million in the Joint Venture.  Wanxiang will contribute $72 million and own 60% of the equity of the Joint Venture and Ener1 will contribute $48 million and own 40% of the equity of the Joint Venture.  The initial ownership percentages may change based on future equity contributions made by the parties or by any new investor in the Joint Venture.  However, as noted in the JV Agreement, Wanxiang will always maintain a minimum 51% equity stake in the Joint Venture pursuant to the terms of the JV Agreement.  The parties further agreed that the Joint Venture may obtain up to $175 million in bank financing in order to fund additional capital needs.

Wanxiang’s initial contribution of $72 million will be made in the form of property, plant and equipment, totaling approximately $36 million within 60 days of the establishment of the Joint Venture and the remaining $36 million in cash over a two-year period thereafter ($12 million of property, plant and equipment will be contributed for use in connection with the Joint Venture’s battery pack manufacturing operations and the remaining $24 million will be contributed for the purchase of additional property, plant and equipment in connection with the Joint Venture’s cell manufacturing operations).  Of our total cash contribution of $48 million, $8 million will be used in connection with the Joint Venture’s battery pack manufacturing operations (payable in two equal installments of $4 million) and the remaining $40 million will be used in connection with the Joint Venture’s battery cell manufacturing operations.  We expect to raise the capital to fund our initial $8 million contribution, the first half of which is due within sixty (60) days of the signing of the JV Agreement and the second half within two (2) years, through the sale of our common stock.  We expect to finance our remaining $40 million contribution, which is due within two (2) years of the signing of the JV Agreement, through non-recourse debt secured by our equity stake in the Joint Venture as collateral.

Financial Highlights

We raised $187.3 million from sales of equity and debt securities during the year ended December 31, 2010.  Proceeds from the sale of shares of Ener1 common stock total approximately $97.3 million, of which $89.1million was from sales to Ener1 Group and $8.2 million was from sales under our open market sale agreements.  Proceeds received from the issuance of debt totals $90 million, which includes $80 million of senior unsecured notes due 2013 and $10 million of convertible debt due 2015.

From January 1, 2011 to February 28, 2011, under an open market sale agreement we sold 992,378 shares for an aggregate purchase price of $3.8 million, at an average price of $3.88 per share.  After deducting fees and expenses of $115,000, we received net proceeds of $3.7 million from the sale of these shares.

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

Transactions with Think Holdings

As of December 31, 2010, we controlled approximately 48% of the outstanding voting power in Think Holdings and Mr. Gassenheimer and Mr. Baker, who serve on the Board of Directors of Ener1, also serve on the board of directors of Think Holdings.

As described in our Risk Factors in this Annual Report, we may become the majority owner of Think Holdings upon the occurrence of certain events.

Exchange Agreements
In May 2010, in connection with our strategic investment in Think Holdings, we agreed that certain investors who made investments in Think Holdings could exchange their shares of Think Holdings Series B Stock and half of their warrants to purchase Series B Stock for shares of Ener1 common stock (the Ener1 Put Option).  Investors have until May 2011 to exercise the Ener1 Put Option and, upon exercise, would receive unregistered shares of Ener1 common stock.  The total amount of Ener1 common stock issuable upon exercise of the Ener1 Put Option was originally capped at $27.5 million and at December 31, 2010, the remaining cap, after exchanges under the Ener1 Put Option have been made, is $15.1 million.  We valued the Ener1 Put Option, in May 2010, at fair value which increased our investment in unconsolidated entity by approximately $4.9 million.

In October 2010, Rockport Capital, an investor in Think Holdings exercised its rights under the Ener1 Put Option and transferred 7,500,000 shares of Series B Stock to Ener1 in exchange for 3,131,250 unregistered shares of Ener1common stock, increasing our investment in unconsolidated entity by approximately $12.4 million.  We also extended to this investor the right to transfer to Ener1 an additional 2,706,660 shares of Series B Stock under the same terms and conditions of the Ener1 Put Option.  The investor accepted this offer and exchanged the additional Series B Stock for 1,130,031 unregistered shares of Ener1 common stock, increasing our investment in unconsolidated entity by an additional $4.5 million.

In January 2011, we entered into an expanded put right agreement (the Expanded Put Right) with Investinor AS (Investinor), an existing shareholder of Think Holdings.  Pursuant to the Expanded Put Right, Investinor provided $2.5 million in bridge financing to Think Holdings and waived certain shareholder rights in Think Holdings.  In connection with the bridge financing by Investinor, Ener1 agreed that Investinor could require Ener1 to issue shares of Ener1 common stock to Investinor in exchange for their shares of Series B Stock into which such bridge financing would be converted. In accordance with applicable accounting standards, in January 2011, we initially recognized the fair value of the Expanded Put Right by increasing the investment in unconsolidated entity by approximately $731,000.

Investinor has until May 2011 to exercise the Expanded Put Right and, upon exercise, would receive unregistered shares of Ener1 common stock. Ener1 has agreed to register for resale all of the shares of Ener1 common stock that may be issued in connection with the Expanded Put Right.  We also extended to Investinor, under the Expanded Put Right, the right to transfer to Ener1 an additional 3,007,400 shares of Series B Stock under the same terms and conditions of the Expanded Put Right.  Investinor has an existing right to transfer to Ener1 2,000,000 shares of Series B Stock under the Ener1 Put Option which is now encompassed under the Expanded Put Right.

Under the Expanded Put Right, Investinor’s right to exchange shares of Series B Stock for Ener1 common stock in any 30 day period is limited to $3.0 million in aggregate value of Ener1 shares of common stock.  If Investinor were to exercise their rights under the Ener1 Put Option and the Expanded Put Right in full, Investinor could require Ener1 to issue approximately 2.8 million shares of Ener1 common stock in exchange for approximately 6.5 million shares of Series B Stock, increasing our control over the outstanding voting power of Think Holding to greater than 50% which would require the consolidation of the accounts of Think Holdings with the accounts of Ener1 on such date of exercise.  In January 2011, Investinor attempted to exercise its rights under the Expanded Put Right, but Ener1 is contesting the exercise at this time and has not transferred any shares of Ener1 common stock to Investinor.

Financing Arrangements
In October 2010, we made short-term working capital loans to Think Holdings totaling $6.4 million, with an interest rate of 5.0% per annum, originally scheduled to mature on December 31, 2010.  In November 2010, we issued 625,000 shares of Ener1 common stock to an existing creditor of Think Holdings in exchange for that creditor’s $2.5 million receivable from Think Holdings, with an interest rate of 5.0% per annum, originally scheduled to mature on December 31, 2011.  We may, at our option, convert the foregoing loans, which total approximately $9.0 million, including accrued and unpaid interest, into shares of Think Holdings Series B Stock.  On February 28, 2011, we extended the maturity date of the foregoing loans made to Think Holdings that were originally scheduled to mature on December 31, 2010 to mature on May 1, 2011.

In November 2010, we entered into a revolving line of credit agreement (Revolving LOC Agreement) with Think Holdings and established a line of credit for Think Holdings in the aggregate principal amount of $5.0 million, with an original maturity date of February 28, 2011.  On February 28, 2011, we amended the Revolving LOC Agreement (Amended Revolving LOC Agreement) with Think Holdings and increased the principal amount of the Revolving LOC Agreement from $5 million to $15 million and extended the maturity date from February 28, 2011 to March 31, 2011.  All funds advanced under the Revolving LOC Agreement and the Amended Revolving LOC Agreement bear interest at a rate of 12% per annum and are secured by the assets and properties of Think North America, Inc., an indirect subsidiary of Think Holdings, pursuant to a security agreement.  During January 2011, we advanced approximately $2.8 million in working capital loans to Think Holdings and on February 28, 2011, in connection with the amendment to the Revolving LOC Agreement we applied the working capital advances to the outstanding balance pursuant to the Amended Revolving LOC Agreement.  Think Holdings currently has borrowed $7.8 million under the Amended Revolving LOC Agreement.

On March 9, 2011, we extended the maturity date of the Amended Revolving LOC Agreement from March 31, 2011 to May 1, 2011.

Results of Operations

General and administrative expenses have increased and research and development expenses have decreased during the year ended December 31, 2010 in comparison to the year ended December 31, 2009 as a result of the fact that certain expenses previously classified as research and development expenses for the year ended December 31, 2009 are now classified as general and administrative expenses for the year ended December 31, 2010 due to the commencement of commercial production in May 2010.

In January 2011, we temporarily stopped shipping battery packs to Think Global at their direction until the company rebalances its overall inventory levels for the Think City in Europe and the United States.  We will not recognize further revenue from sales of battery packs to Think Global until they recommence production of Think City.  Think Global currently anticipates production will restart during the third quarter of 2011.

At December 31, 2010, we have approximately $13.6 million in accounts receivable with Think Global.  Although there remains a possibility that we may receive cash in payment of these past due accounts receivables, we currently expect to accept additional equity in Think Holdings for at least a portion of these receivables.  Accepting equity for payment of these receivables, based on our current ownership of Think Holdings and without our ownership being diluted by possible future investments in Think Holdings, could cause us to become the majority shareholder of Think Holdings and require us, under generally accepted accounting principles in the United States (US GAAP), to consolidate Think Holdings’ operating results with our own.

See Risk Factors for additional information regarding transactions with Think Holdings.

Years Ended December 31, 2010 and 2009

The following information has been derived from our audited consolidated financial statements for the years ended December 31, 2010 and 2009.

	Years Ended
(in thousands, except per share amounts)	December 31,		Change
	2010	2009	$	%
Net sales	$77,406	$34,800	$42,606	122%
Cost of sales	63,539	30,732	32,807	107%
Gross profit	13,867	4,068	9,799	241%

Operating expenses:
General and administrative	29,230	17,653	11,577	66%
Research and development, net	30,754	30,770	(16)	0%
Grant proceeds recognized	(288)	-	(288)	n/a
Depreciation and amortization	6,085	5,081	1,004	20%
Total operating expenses	65,781	53,504	12,277	23%
Loss from operations	(51,914)	(49,436)	(2,478)	5%

Other income (expense):
Interest expense	(9,852)	(5,810)	(4,042)	70%
Debt conversion expense	(13,245)	-	(13,245)	n/a
Gain (loss) on derivative instruments	3,762	3,527	235	7%
Gain (loss) on financial instruments	1,851	-	1,851	n/a
Foreign currency gain (loss)	(356)	(211)	(145)	69%
Other	914	444	470	106%
Total other income (expense)	(16,926)	(2,050)	(14,876)	726%

Loss before income taxes	(68,840)	(51,486)	(17,354)	34%
Income tax expense (benefit )	8	19	(11)	-58%
Net loss	(68,848)	(51,505)	(17,343)	34%
Net income (loss) attributable to noncontrolling interests	(47)	(501)	454	-91%
Net loss attributable to Ener1, Inc.	$(68,801)	$(51,004)	$(17,797)

Net sales, Cost of sales and Gross profit
Net sales increased primarily due to an increase in EV battery pack commercial sales to Think Global of approximately $18.5 million, as shipments to Think Global commenced in May 2010, and an increase in EV battery pack prototype sales to various customers from $2.1 million during the year ended December 31, 2009 to $5.2 million for the year ended 2010, an increase of approximately $3.1 million.  Our domestic sales of small cell battery packs to commercial customers increased from $20.3 million during the year ended December 31, 2009 to $31.2 million during the year ended 2010, an increase of approximately $10.9 million, or 54%, due to an increase in demand.  In 2010, we also recognized $11.3 million in revenue associated with our contract to provide lithium-ion battery units to power grid energy storage systems.

Cost of sales increased primarily due to the commencement of commercial production and sales in May 2010 of EV battery packs.  Also included in cost of sales is depreciation expense of approximately $3.7 million for the year ended December 31, 2010, an increase of approximately $1.1 million, or 44%, primarily due to battery manufacturing and production equipment placed in service in late 2009.

General and administrative expense
General and administrative expenses increased primarily due to an increase in salary and benefits of $7.7 million, of which $2.0 million is due to an increase in stock-based compensation and incentive bonuses. Legal and professional fees increased $1.4 million primarily due to an increase in fees paid for consulting services with various government agencies and costs associated with filing, maintaining and protecting our patents and technology.  Facilities-related expenses increased $0.6 million primarily due to the commencement of commercial production in May 2010 at our Indiana facilities and travel-related expenses increased $0.4 million.

Research and development expense
Research and development expenses decreased primarily due to $14.8 million received in proceeds from the ABMI grant during the year ended December 31, 2010.  These proceeds are used to pay operating expenses related to machine qualification and direct application engineering and are treated as a reduction of research and development expenses.  There were no ABMI grant proceeds received during the same period of the prior year.

This decrease has been partially offset by an increase in salaries and benefits of $7.5 million as a result of the increase in our workforce, which was partially offset by a decrease of $1.5 million in stock-based compensation.  Facilities-related expenses increased approximately $1.5 million primarily due to property taxes, rent and utilities for our Mt. Comfort, Indiana facility, which we commenced leasing in February 2010.  Materials and non-capitalized equipment increased $6.8 million as commercial production continued to ramp up and EV battery pack prototype sales increased.

We also present proceeds from our cost-sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these cost-sharing arrangements were $3.0 million and $3.7 million for the years ended December 31, 2010 and 2009, respectively.

Grant proceeds recognized
Proceeds from government grants related to asset purchases are recorded as deferred grant proceeds and recognized as a reduction of operating expense over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge.  We begin depreciating purchased assets on the date the assets are placed in service.  During the year ended December 31, 2010 we recognized approximately $288,000 in grant proceeds.

Depreciation and amortization expense
Depreciation expense, included in operating expenses, increased $1.0 million as a direct result of the increase in our property and equipment and is reflected in the consolidated statements of operations as follows (in thousands):

	December 31,		Change
	2010	2009	$	%
Depreciation expense:
Cost of sales	$3,745	$2,596	$1,149	44%
Operating expenses	3,983	2,948	1,035	35%
Total depreciation expense	$7,728	$5,544	$2,184	39%

Amortization expense:
Operating expenses	2,102	2,133	(31)	-1%

Total depreciation and amortization	$9,830	$7,677	$2,153	28%

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments, as well as debt issuances costs.  The cash and non-cash components of interest expense are (in thousands):

	Years Ended
	December 31,		Change
	2010	2009	$	%
Cash	$2,807	$973	$1,834	188%
Non-cash	7,045	4,837	2,208	46%
Total interest expense	$9,852	$5,810	$4,042	70%

The increase in cash interest expense is due to a $26.9 million increase in short-term debt.  Non-cash interest expense related to the amortization of deferred financing costs and debt issuance costs associated with the fair value of equity securities issued in connection with debt financing arrangements and the beneficial conversion feature associated with our convertible line of credit totaled approximately $8.1 million for the year ended December 31, 2010.  Interest accrued under the convertible line of credit with Bzinfin of approximately $874,000 was converted into unregistered shares of Ener1 common stock during the year ended December 3,1 2010.
We have capitalized approximately $1.7 million in interest expense to construction in progress, a component of property and equipment.

Debt conversion expense
In 2010, we converted $18.4 million of principal and accrued interest under the convertible line of credit with Bzinfin into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share, resulting in debt conversion expense of $6.8 million.  In addition, as an inducement to convert, we issued to Bzinfin warrants to purchase up to approximately 2.3 million shares of Ener1 common stock, resulting in debt conversion expense of $5.9 million.  We also agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the line of credit of approximately $527,000 which was recorded as debt conversion expense.

Gain on derivative instruments
The increase in gain on derivative instruments during the year ended December 31, 2010 is primarily related to the overall decline in the price of Ener1 common stock, which resulted in an increase in gain on derivative instruments of approximately $1.8 million.  This increase has been partially offset by the decrease in gain on derivative instruments of approximately $1.6 million resulting from the expiration of the dilution protection feature contained in certain free standing warrants that expired during the period ended March 31, 2009.

Gain on financial instruments
The increase in gain on financial instruments during year ended December 31, 2010 is due to the decline in the fair value of the Ener1 Put Option, which was granted in May 2010, as a result of the overall decline in the price of Ener1 common stock since the date of grant.

Years Ended December 31, 2009 and 2008
The following information has been derived from our audited consolidated financial statements for the years ended December 31, 2009 and 2008.  We completed the acquisition of Ener1 Korea during the fourth quarter of 2008 and have included the results of their operations since November 1, 2008.

	Years Ended
(in thousands, except per share amounts)	December 31,		Change
	2009	2008	$	%
Net sales	$34,800	$6,848	$27,952	408%
Cost of sales	30,732	4,661	26,071	559%
Gross profit	4,068	2,187	1,881	86%

Operating expenses:
General and administrative	17,653	11,578	6,075	52%
Research and development, net	30,770	22,902	7,868	34%
Depreciation and amortization	5,081	1,612	3,469	215%
Total operating expenses	53,504	36,092	17,412	48%
Loss from operations	(49,436)	(33,905)	(15,531)	46%

Other income (expense):
Interest expense	(5,810)	(21,778)	15,968	-73%
Gain (loss) on derivative instruments	3,527	3,936	(409)	-10%
Foreign currency gain (loss)	(211)	(259)	48	-19%
Other	444	669	(225)	-34%
Total other income (expense)	(2,050)	(17,432)	15,382	-88%

Loss before income taxes	(51,486)	(51,337)	(149)	0%
Income tax expense (benefit )	19	(184)	203	-110%
Net loss	(51,505)	(51,153)	(352)	1%
Net income (loss) attributable to noncontrolling interests	(501)	1,307	(1,808)	-138%
Net loss attributable to Ener1, Inc.	$(51,004)	$(52,460)	$1,456

Net sales, Cost of sales and Gross Profit
Net sales increased due to the sale of prototype EV battery packs to our European customers and the acquisition of Ener1 Korea.   Ener1 Korea’s sales have decreased approximately 7% during 2009, assuming the acquisition was effective for accounting purposes on January 1, 2008, due to an overall decline in demand for batteries due to poor worldwide economic conditions and the impact of foreign currency fluctuations.  The average foreign currency exchange rate of the Korean Won for the year ended December 31, 2009 declined approximately 16% when compared to the same period in 2008.

Cost of sales increased due to the acquisition of Ener1 Korea and the costs increased at a higher rate than net sales as fixed costs of production, such as depreciation expense, are not reduced ratably with production volume.  Included in cost of sales is depreciation expense of approximately $2.6 million for the year ended December 31, 2009.

General and administrative expenses
General and administrative expense increased primarily due to the increase in salary and benefits of $3.4 million, of which $2.4 million is attributable to the acquisition of Ener1 Korea and $0.8 million is for incentive bonuses and stock based compensation.  Legal and professional fees increased $1.8 million, of which $1.2 million is for investor, government, media and public relations.  Travel and facilities related expenses increased $1.0 million, of which approximately 50% is due to the Ener1 Korea acquisition.

These increases were partially offset by a decrease in bad debt expense of $0.7 million due to the collection of previously reserved doubtful accounts.

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

These increases were partially offset by a decrease in materials and non-capitalized equipment of $2.0 million. Ener1 Korea comprises less than 1.0% of the research and development expenses.

We present proceeds from our cost sharing arrangements with federal government agencies as a reduction of research and development.  Proceeds received under these contracts were $3.7 million and $3.8 million for the years ended December 31, 2009 and 2008, respectively.

Depreciation and amortization expense
Depreciation expense, included in operating expenses, increased $1.9 million as a direct result of the increase in our property and equipment and is reflected in the consolidated statements of operations as follows (in thousands):

	December 31,		Change
	2009	2008	$	%
Depreciation expense:
Cost of sales	$2,596	$408	$2,188	536%
Operating expenses	2,948	1,044	1,904	182%
Total depreciation expense	$5,544	$1,452	$4,092	282%

Amortization expense:
Operating expenses	2,133	568	1,565	276%

Total depreciation and amortization	$7,677	$2,020	$5,657	280%

Amortization increased $1.6 million related to intangible assets capitalized in connection with our acquisitions during 2008.

Interest expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments as well as debt issuances costs.

The cash and non-cash components of interest expense are (in thousands):

	Years Ended
	December 31,		Change
	2009	2008	$	%
Cash	$973	$421	$552	131%
Non-cash	4,837	21,357	(16,520)	-77%
Total interest expense	$5,810	$21,778	$(15,968)	-73%

Of the total $4.8 million in non-cash interest expense for the year ended December 31, 2009, approximately $4.6 million or 96% represents the amortization of deferred financing costs and debt issuance costs associated with the fair value of warrants and the beneficial conversion feature associated with our borrowings pursuant to our convertible line of credit with Bzinfin.  The remaining estimated future straight-line amortization of these deferred financing costs and debt issuance costs is estimated to be $2.2 million during 2010.

The overall decrease in interest expense is primarily due to reduced principal and interest on convertible notes and debenture instruments that were converted into shares of Ener1 common stock during the first quarter of 2008.

Gain on derivative instruments
Upon the adoption of new accounting standards, we concluded certain warrants containing a dilution protection feature and convertible bonds issued by Ener1 Korea should be treated as derivative instruments effective January 1, 2009, which resulted in a gain on derivative instruments of $3.5 million during the year ended December 31, 2009.  See Note 9, Fair Value of Derivative and Financial Instruments to the audited consolidated financial statements for additional detail.

Liquidity and Capital Resources

We raised $187.3 million from sales of equity and debt securities during the year ended December 31, 2010.  The Company had cash and cash equivalents of $60.3 million, restricted cash of $11 million and working capital of $62.8 million at December 31, 2010.

Cash Flow Summary

The following information has been derived from our audited consolidated financial statements for the years ended December 31, 2010, 2009 and 2008 and is presented in thousands.  We completed the acquisition of Ener1 Korea during the fourth quarter of 2008 and have included the results of their operations in our consolidated results since November 1, 2008.

Cash and cash equivalents increased by $46 million during the year ended December 31, 2010. The change in cash and cash equivalents is as follows (in thousands):

	Years Ended
	December 31,
	2010	2009	2008

Net loss	$(68,848)	$(51,505)	$(51,153)
Non-cash items	32,587	13,590	23,492
Net change in working capital items	(25,395)	(2,771)	3,540
Operating activities	(61,656)	(40,686)	(24,121)
Investing activities	(76,157)	(28,318)	(13,775)
Financing activities	183,928	72,236	24,112
Effects of exchange rates	(119)	(147)	187
Net increase (decrease) in cash and cash equivalents	$45,996	$3,085	$(13,597)
Cash and cash equivalents - beginning balance	14,314	11,229	24,826
Cash and cash equivalents - ending balance	$60,310	$14,314	$11,229

Operating Activities

Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of debt conversion expense, depreciation and amortization, stock-based compensation, interest expense and accretion of debt discounts, which are partially offset by the gain on derivative and financial instruments.

Net cash used in operating activities increased $21 million during the year ended December 31, 2010, as compared to the same period in 2009 due primarily to the increase in our net loss of $17.3 million and the net change in working capital items of approximately $22.6 million, partially offset by the increase in non-cash items of $19 million.  The net change in working capital items is primarily due to an increase in accounts receivable, inventory and accounts payable of approximately $16.5 million, which is directly related to the commencement of commercial production in May 2010 and the increase in contracts in process of $11.3 million.  These increases in working capital items have been partially offset by the net change in current assets and current liabilities of $7 million.  Non-cash items increased primarily due to the debt conversion expense associated with the conversion of our convertible line of credit at an amended conversion price.

Net cash used in operating activities increased $16.6 million during the year ended December 31, 2009, as compared to the same period in 2008 primarily due to the net change in working capital items of approximately $6.3 million and the decrease in non-cash items of $9.9 million.  The net change in working capital items is primarily due to the decrease in accounts payable and accrued expenses partially offset by the decrease in inventories and accounts receivable.

Investing activities

Net cash used in investing activities for the year ended December 31, 2010 was $76.2 million, an increase of $47.8 million, compared to $28.3 million for the same period in 2009.  This increase is comprised primarily of a $25.4 million increase in net cash used for purchases of property and equipment as we continued to execute our capital expansion plan.  In addition, we advanced $11.4 million to Think Holdings under various loan agreements and the Revolving LOC Agreement and our investment in Think Holdings increased $4.3 million during the year ended December 31, 2010 due to the purchase of additional equity securities from Think Holdings.  In connection with the issuance of our senior unsecured notes, we deposited approximately $20.9 million, representing the first two installment payments due under the senior unsecured notes, in a restricted cash account to secure payment of which $6.4 million remains restricted at December 31, 2010.

Net cash used in investing activities for the year ended December 31, 2009 was $28.3 million, compared to $13.8 million for the year ended December 31, 2008, an increase of $14.5 million.  The increase is primarily due to the investment in Think Holdings of $13.3 million during 2009.

Financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was $183.9 million, an increase of $111.7 million, compared to $72.2 million for the same period in 2009.  This increase in cash provided by financing activities is comprised of an increase in proceeds from the sales of Ener1 common stock of $36.4 million, the increase in proceeds from the issuance of long term debt of $86.6 million and an increase in proceeds from related party and bank borrowings of $2.7 million during the year ended December 31, 2010.  These proceeds have been partially offset by the increase in repayments of borrowings and capital leases of $14.1 million.

Net cash provided by financing activities for the year ended December 31, 2009 was $72.2 million, compared to $24.1 million for the same period ended 2008.  The increase is due to proceeds from sales of Ener1 common stock of $58.4 million and an increase in proceeds from borrowings of $16.2 million during the year ended December 31, 2009.  These increases have been partially offset by a decrease in proceeds from the exercise of options and warrants of $30.3 million during the same period.

Sale of Stock
In May 2009, we entered into an open market sale agreement (2009 Open Market Sale Agreement) under which Jefferies & Company, Inc. (Jefferies) sold on our behalf, from time to time through September 2009, as we instructed a total of $40 million in shares of Ener1 common stock.  We raised net proceeds of $38.4 million from such sales.

In December 2009, we sold $20.0 million in shares of Ener1 common stock to Itochu Corporation, a Japanese corporation (Itochu).

In January 2010, we entered into another open market sale agreement (2010 Open Market Sale Agreement) under which Jefferies agreed to sell, on our behalf, from time to time as we instruct, up to $60.0 million in shares of Ener1 common stock.  Sales under this agreement began on February 3, 2010 and through February 28, 2011 we raised net proceeds totaling $11.4 million.

During 2010, Ener1 Group purchased 25,427,598 shares of Ener1 common stock and warrants to purchase shares of Ener1 common stock for an aggregate purchase price $89.1 million, of which we received $87.2 million after deducting legal fees and expenses of approximately $1.9 million.

Senior Unsecured Notes
In September 2010, we sold $55 million of senior unsecured notes (the Notes), 960,926 shares of Ener1 common stock (the Common Stock) and warrants to purchase up to 2,882,776 shares of Ener1 common stock (the Warrants) at an initial exercise price of $3.82 per share for aggregate consideration of $55.0 million (Purchase Agreement I).

In December 2010, we sold an additional $25 million of Notes, 339,783 shares of Common Stock and 1,019,353 Warrants at an initial exercise price of $4.68 for aggregate consideration of $25 million (Purchase Agreement II).

We may pay amounts due on the Notes in cash, or, if certain conditions are met, in shares of Ener1 common stock or a combination of cash and shares of Ener1 common stock all of which will result in a premium payment above the face value plus stated interest.  The stated interest rate on the Notes is 8.25%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of our common stock at 91.75% of a weighted average share price over a pricing period ending shortly before the payment date.

The principal of the Notes is payable in ten equal quarterly installments.  The first installment payment for Purchase Agreement I was made, in cash, on January 3, 2011.  The second installment for Purchase Agreement I, which will be paid in shares of our common stock, and the first installment payment for Purchase Agreement II, which will be in cash, are scheduled for April 1, 2011.

We are required to register the resale under the Securities Act of the maximum number of shares of Ener1 common stock we may elect to issue in payment of amounts due under the Notes.  We deposited approximately $20.9 million, representing the first two installment payments due on the Notes, in restricted cash accounts to secure payment until the registration statements covering the resale of the shares of Ener1 common stock are declared effective.  On December 31, 2010, approximately $14.5 million of restricted cash was released in connection with the effectiveness of the registration statement registering the resale of common stock we may elect to issue to repay obligations under the Notes issued under Purchase Agreement I.

On February 11, 2011, we filed a registration statement to register the resale of shares we may elect to issue to repay obligations under Notes issued under Purchase Agreement II.  The remaining $6.4 million held in restricted accounts will be released when this registration statement is declared effective.

Financing costs associated with the sale of the Notes totaling approximately $3.4 million have been recorded as deferred financing costs and are amortized to interest expense over the term of the Notes.  Financing costs of approximately $505,000 were expensed during the year ended December 31, 2010 and the remaining $2.9 million will be expensed as follows: $1.9 million in 2011, $0.9 million in 2012 and $0.1 million in 2013.

6.0 % Senior Convertible Notes
During the year ended December 31, 2010, we sold $10 million in senior convertible notes (the Convertible Notes) to Itochu.  The Convertible Notes bear interest at 6% per annum and the interest is payable in arrears on February 26th and August 26th of each year, which commenced on February 26, 2011.  Itochu has the right to convert all or any part of the outstanding principal and unpaid interest into shares of Ener1 common stock at a conversion price of $3.612 per share.  The Convertible Notes mature on August 27, 2015.

Credit Facility
In March 2010, we entered into a Credit Agreement with Credit Suisse AG, Cayman Islands Branch, as lender and borrowed $15 million for general corporate purposes (the Credit Facility), which was repaid on June 23, 2010.  Interest was payable monthly at the London Interbank Offering Rate (LIBOR) plus 5% per annum.  Commitment fees and legal fees associated with closing the Credit Facility totaled approximately $273,000.

Convertible Line of Credit
In December 2008, we entered into a $30 million line of credit agreement (the LOC Agreement) with Ener1 Group for a period of 18 months or until we complete a public equity offering, whichever occurs earlier. All amounts borrowed under the LOC Agreement bear interest at 8% per annum.  We were obligated to issue to Ener1 Group warrants to purchase shares of Ener1 common stock each time an advance is made under the LOC Agreement equal to the amount of the advance divided by $20, with an exercise price equal to $8.25 per share.  All warrants are immediately exercisable and expire two years after issuance.

In August 2009, Ener1 Group entered into a novation and assignment agreement with Bzinfin, under which Ener1 Group assigned to Bzinfin all of its rights and obligations under the LOC Agreement.  Simultaneously, Ener1 entered into an amended and restated line of credit agreement (the A&R LOC Agreement) providing Bzinfin, among other rights, the right to convert the first $8 million of principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and any remaining principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.

In August 2009, we classified a $1.5 million working capital advance, received from Bzinfin in May 2009, under the A&R LOC Agreement and in February 2010, we borrowed an additional $5 million under the A&R LOC Agreement.

We did not repay the amount outstanding under the A&R LOC Agreement when it matured on July 1, 2010, as we were in negotiations at such time to amend the conversion terms.  On August 3, 2010, we agreed with Bzinfin that all the outstanding principal and accrued interest of approximately $18.4 million under the A&R LOC Agreement would be converted into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share, resulting in $6.8 million in debt conversion expense.

In addition, as an inducement to agree to the amended conversion terms, Ener1 issued to Bzinfin warrants to purchase approximately 2.3 million shares of Ener1 common stock, resulting in $5.9 million in additional debt conversion.  Ener1 agreed to make a cash payment on behalf of Bzinfin equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the A&R LOC Agreement from the date of inception to the date of conversion, of approximately $527,000, which was recorded as debt conversion expense.

Management’s Assessment of Liquidity

We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of December 31, 2010.

We have historically financed, and expect to continue to finance, our operations through public and private offerings of debt and equity securities.  We raised $187.3 million through sales of equity and debt securities during 2010.  Our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions.  Since 2008, the global financial markets have experienced significant price and volume fluctuations.  Volatility in debt and equity markets may adversely affect our ability to procure future financing.  As described in our Risk Factors in Item 1A of this Annual Report, we may become the majority owner of Think Holdings upon the occurrence of certain events which could materially adversely affect our ability to raise capital.

Under our capital expenditure plan to increase our cell and battery pack production capacity, we intend to spend a total of $75.9 million at our Indiana facilities, of which $60.1 million has been spent through December 31, 2010. These capital expenditure plans are aimed at increasing our cell and battery pack production capacity to reach capacity levels in 2011 that would enable us to produce the equivalent of 900 EV packs per month.  During the year ended December 31, 2010, we invested approximately $12 million in our Ener1 Korea facility.  In January 2010, we began utilizing the funds available to us under the Automotive Battery Manufacturing Initiative grant awarded to us by the United Stated Department of Energy (DOE) in August 2009 to execute our capital expansion strategy for our Indiana facility.  Through February 28, 2011, we have invested $63 million in manufacturing equipment and capacity expansion for our production facilities in Indiana and $31.9 million of these costs have been funded under the DOE grant.

We expect to receive a total of $5.3 million from our active cost-sharing arrangements with the DOE and the USABC through September 2012, which will reduce our future research and development expenses.

We have also applied to the DOE for a long-term low interest loan of approximately $290 million under the Advanced Technology Vehicle Manufacturing Incentives Program (ATVM).  We originally submitted our application on December 30, 2008, and our application was determined to be “substantially complete” on January 22, 2009.  We are currently negotiating a term sheet in connection with this loan.  If we receive an ATVM loan, we would anticipate using the proceeds to further expand our battery production capacity in 2013 and 2014.  In addition, if we receive the ATVM loan, the loan program will require us to match every eighty cents of loan proceeds with twenty cents of our own investment. Indiana state and local government authorities have also provided us approximately $80 million of grants and tax offsets to assist in our expansion plans. With proceeds under the ATVM loan, if approved and received, and combined with the funds available under the ABMI program and the Indiana state  and local incentives, we plan to increase our domestic production capacity to an estimated manufacturing capacity of 3.12GWh, or 120,000 equivalent EV battery packs per year, in the 2015 timeframe.

Contractual Obligations

A summary of payments due for our contractual obligations and commitments, as of December 31, 2010, is presented below (in thousands):

						After
Contractual cash obligations	2011	2012	2013	2014	2015	2015	Total

Senior unsecured notes	$21,470	$26,751	$17,982	$-	$-	$-	$66,203
Senior convertible notes	192	-	-	-	10,000	-	10,192
Convertible bonds (1)	-	-	430	-	-	-	430
Capital lease obligations	3,103	393	34	8	3	-	3,541
Bank loans (2)	17,635	-	-	-	-	-	17,635
Operating lease obligations	2,113	1,251	739	568	582	695	5,948
Capital expenditures (3)	7,586	-	-	-	-	-	7,586
Inventory purchase commitments	8,393	-	-	-	-	-	8,393
Other purchase commitments (4)	8,861	-	-	-	-	-	8,861
Totals	$69,353	$28,395	$19,185	$576	$10,585	$695	$128,789

(1)	Includes principal payments and expected interest payments based on the terms of the obligations.
(2)	Certain bank deposits, land, buildings and equipment are pledged as collateral to guarantee payment.
(3)	Approximately $3.6 million will qualify for reimbursement under the ABMI program and proceeds under the ATVM loan, if awarded and received.
(4)	Includes approximately $6.8 million of purchase commitments associated with our contract to provide lithium-ion battery units to power grid energry storage systems.

Off-Balance Sheet Financing

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).  Preparing financial statements requires our management to make estimates and judgments regarding uncertainties that may affect the reported amounts presented and disclosed in our consolidated financial statements.  These estimates and judgments are affected by management’s application of accounting policies.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, derivatives and financial instruments, inventories, impairments of long-lived assets including intangible assets and goodwill, income taxes, including the valuation allowance for deferred tax assets, product warranty reserves, contingencies and litigation, as well as stock-based payments, warrants, valuation of beneficial conversion feature, if any, on convertible securities, and other financing matters.

We base these estimates on historical experience and various other factors that are believed to be reasonable, the results of which form the basis for making judgments under the circumstances.  Due to the inherent uncertainty involved in making these estimates, actual results reported may differ from these estimates under different situations or conditions.

Our critical accounting policies are described in the notes to our consolidated financial statements.  This summary of critical accounting policies is presented to assist in understanding our consolidated financial statements and the major estimates and judgments used.  Management believes the following are its most critical accounting policies because they require more significant judgments and estimates in preparation of our consolidated financial statements.

Impairment of Long-Lived Assets
Our long-lived assets, including property and equipment as well as intangible assets are reviewed for possible impairment whenever events or circumstances indicate the carrying value of the asset may not be recoverable.  We evaluate the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets.  If the undiscounted cash flow indicates impairment occurred, then the carrying value of the assets evaluated is written down to the estimated fair value of those assets.

All of our long-lived assets are subject to depreciation or amortization.  No impairment of long-lived assets has been identified during any of the periods presented since indicators of impairment were not present.

Impairment of Goodwill
Goodwill represents the difference between the purchase price paid for an acquisition and the fair value of the net assets acquired in a business combination.  Goodwill is not amortized, but is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) annually, unless an event occurs that would cause us to believe the value is impaired at an interim date.

We perform a two-step process impairment test. In the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation that includes the discounted cash flow method.  This valuation method requires a projection of revenue, operating expenses, and capital expenditures over a five to ten year period.  In addition, management estimates the weighted average cost of capital to determine an appropriate discount rate.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

Our annual impairment test as of October 1, 2010, indicated the fair value of each operating segment exceeded the carrying value, including goodwill.  As such, the Company’s goodwill is not subject to impairment as of October 1, 2010.  We continue to evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses as well as other factors.  A significant change in these estimates could result in an impairment of goodwill.

Revenue Recognition
Revenue is recognized when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss are transferred, collectability is reasonably assured, product returns are reasonably estimable and there are no remaining significant obligations or customer acceptance requirements.  When a sale arrangement contains multiple elements, we evaluate the agreement to determine if separate units of accounting exist within the arrangement.  If separate units of accounting exist within the arrangement, we allocate revenue to each element based on the relative fair value of each of the elements.

Product Revenues
Revenue from product sales is recognized when title and risk of loss have passed to the customer, which is typically upon shipment, with the exception of revenue from long-term construction contracts which is recognized using the percentage of completion method.  However, battery related sales by Ener1 Korea are recognized at the delivery point or the receipt point of bill of lading, depending the whether the sale is domestic or export.

We began offering limited warranties on battery packs when commercial production and sales of battery packs commenced during 2010.  The estimated cost of the limited warranty is reflected as a component of cost of sales in the period the revenue is recognized.  The warranty period ends on the earlier of the passage of a specified period of time or the occurrence of a specified number of charge and discharge cycles of the battery packs.  The warranty provides that the battery packs will conform to specifications and be free from defects in design, materials and workmanship.

Ener1 Korea offers customers a right of return and reserves for such returns are estimated using historical information.  Ener1 Korea does not provide discounts, rebates, product guarantees or warranties.

Research and Development Services
Proceeds from cost-sharing arrangements with federal government agencies and grants from foreign government agencies are generally recognized as a reduction of research and development expenses.  Proceeds from cost-sharing arrangements with commercial entities are generally recognized using the percentage of completion method.  To date, these cost-sharing arrangements with commercial entities have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses.

Stock Based Compensation
Awards under our stock based compensation programs include stock options, time-vested restricted stock units and performance-vested restricted stock units.  We charge the estimated fair value of the awards to expense over the requisite service period, which is generally the vesting period.

We make certain assumptions in order to value and expense our stock based compensation.  The fair value of stock options is estimated as of the date of grant using a Black-Scholes option pricing model.  The estimated fair values of the stock options, including the effect of estimated forfeitures are expensed over the vesting period of the option, usually ranging from three to five years.  The fair value of time-vested restricted stock units and, performance-vested restricted stock units is based on the market value of our stock on the date of grant.  Compensation expense for restricted stock units and restricted stock awards is recognized over the applicable service period, adjusted for the effect of estimated forfeitures.

Income Taxes
The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax basis.  We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.

We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Realization of the future tax benefit related to the deferred tax asset is dependent on many factors, including our ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which we operate and the overall future industry outlook.

Derivative and Financial Instruments
We record the fair value of derivative and financial instruments in our consolidated balance sheets and reflect the changes in fair value as gain or loss on derivative and financial instruments.  Our derivative instruments are not designated as hedging instruments.

We issued freestanding warrants in connection with capital raising activities during 2004 and 2005 that contained dilution protection features requiring exercise price adjustments if we issued securities deemed to be dilutive to the warrants (2004 Warrants and 2005 Warrants, respectively). Prior to January 1, 2009, these warrants were classified in equity.  After evaluating the application of changes in US GAAP, the 2004 Warrants and 2005 Warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as a derivative instrument.  During 2010, in connection with capital raising activities we issued freestanding warrants containing dilution protection features requiring exercise price adjustments if we issue securities deemed to be dilutive to the warrants.  Any time we issue securities that are deemed to be dilutive to the warrants containing dilution protection features, the number of shares of Ener1 stock required to be issued upon the exercise of these warrants will increase.

In connection with our investment in Think Holdings, Ener1 agreed that certain investors that purchased Think Holdings’ Series B Stock could require Ener1 to issue shares of Ener1 common stock to the investors in exchange for their shares of Series B Stock and half of their warrants to purchase Series B Stock (the Ener1 Put Option).  As the price of Ener1 common stock fluctuates, the number of shares issuable upon exercise of the Ener1 Put Option fluctuates.

In accordance with applicable accounting guidance, the conversion feature of the convertible bonds issued by Ener1 Korea was bifurcated and recorded as a derivative instrument on January 1, 2009.   As foreign currency rates fluctuate, the number of shares of Ener1 Korea stock to be issued upon conversion fluctuates.

Recently Adopted Accounting Standards

Effective January 1, 2009, we adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to our own stock.  The new guidance has affected the accounting for (i) certain freestanding warrants that contain dilution protection features and (ii) the convertible bonds issued by Ener1 Korea with a strike price denominated in a foreign currency.

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

In September 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, in the United States of America.  The adoption of this standard did not have a material impact on our financial statements.

In January 2010, we adopted new guidance which amends previously issued guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest gives it a controlling financial interest in a variable interest entity.  The adoption of this standard did not have a material impact on our financial statements.

In January 2010, we adopted new guidance which amends previously issued guidance for multiple element revenue arrangements. The guidance allows us to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this guidance addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The adoption of this standard did not have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have international operations that expose us to foreign currency exchange risks.

We conduct a portion of our business in foreign countries and are subject to transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We do not have any long term supply agreements with suppliers that are denominated in a foreign currency as of December 31, 2010, but we are exposed to currency exchange risk when purchases are denominated in a foreign currency.  Currently, the majority of our principal suppliers are based in China, Japan and Korea and we may not be able to negotiate payment terms that are denominated in United States Dollars.  As a result, any future decline in the United States Dollar against the Chinese Yuan, the Japanese Yen or the Korean Won will increase the amount we may have to pay to our suppliers and could have a material impact on our financial condition, results of operations and cash flows.

For the year ended December 31, 2010, revenue denominated in foreign currencies was approximately 13.1% of total revenue and this revenue would have increased or decreased by approximately $1.0 million if the United States dollar exchange rate used strengthened or weakened, respectively, by 10%.  In addition, we have assets and liabilities denominated in foreign currencies.  A 10% strengthening or weakening of the United States dollar exchange rate against all currencies with which we have exposure at December 31, 2010 would have resulted in an increase or decrease, respectively, of approximately $6.3 million in the carrying amount of net assets.

In addition, we are exposed to fluctuations in foreign exchange rates from translating the results of our Korean and Japanese operations to United States Dollars.  At December 31, 2010 and 2009, the translation adjustment recognized in accumulated comprehensive income was $6.2 million and $4.9 million, respectively.

To date, we have not entered into any derivative financial instruments for purposes of reducing our exposure to adverse fluctuations in foreign currency exchange rates that are designated as hedges.  We are not exposed to market risk from changes in interest rates due to the fixed nature of interest rates associated with our debt instruments and the short-term nature of our debt instruments that have variable interest rates.

We have approximately $51.8 million in goodwill as of December 31, 2010.  As of December 31, 2010, we believe our goodwill is not impaired, however, changes in the economy, the industries in which we operate and our own relative performance could change the assumptions used to evaluate goodwill.  In the event that we determine that goodwill has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the goodwill exceeds the implied fair value.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Ener1, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Ener1, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control Over Financial Reporting" appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audit.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
March 10, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Ener1, Inc.
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Ener1, Inc. (the "Company") for the year ended December 31, 2008.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flow for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 12, 2009, except for Notes 10, 14, 16 and 17 which are as of January 19, 2010

ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$60,310	$14,314
Restricted cash	10,961	3,668
Accounts receivable, net of allowance of $444 and $865	23,882	6,350
Grant receivable	2,038	-
Loan receivable	14,048	-
Inventories, net of provision for obsolescence of $932 and $1,296	23,612	10,415
Contracts in process	11,250	-
Prepaid expenses and other current assets	1,328	2,020
Total current assets	147,429	36,767

Deferred financing costs, net of amortization of $3,212 and $2,393	2,867	268
Property and equipment, net of accumulated depreciation of $15,589 and $8,340	123,503	52,903
Intangible assets, net of accumulated amortization of $4,868 and $2,736	11,153	13,230
Investment in unconsolidated entity	58,625	19,177
Goodwill	51,845	51,019
Other	1,122	1,043
Total assets	$396,544	$174,407

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,925	$14,268
Deferred grant proceeds, current portion	552	-
Income taxes payable	337	329
Convertible line of credit and accrued interest due to related party, net	-	10,516
Current portion of capital leases and other debt obligations	41,775	15,373
Total current liabilities	84,589	40,486

Deferred grant proceeds, less current portion	31,169	-
Derivative and financial instruments	15,453	6,871
Long-term debt	55,992	7,368
Other long-term liabilities	2,049	1,281
Deferred income tax liabilities	216	402
Total liabilities	189,468	56,408

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 300,000,000 shares authorized, 163,769,700 and 124,375,196 issued and outstanding	1,639	1,245
Paid in capital	607,745	451,592
Accumulated other comprehensive income	6,231	4,860
Accumulated deficit	(410,306)	(341,505)
Total Ener1, Inc. stockholders' equity	205,309	116,192
Noncontrolling interests	1,767	1,807
Total stockholders' equity	207,076	117,999
Total liabilities and stockholders' equity	$396,544	$174,407
The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	December 31,
	2010	2009	2008
Net sales	$77,406	$34,800	$6,848
Cost of sales	63,539	30,732	4,661
Gross profit	13,867	4,068	2,187

Operating expenses:
General and administrative	29,230	17,653	11,578
Research and development, net	30,754	30,770	22,902
Grant proceeds recognized	(288)	-	-
Depreciation and amortization	6,085	5,081	1,612
Total operating expenses	65,781	53,504	36,092

Loss from operations	(51,914)	(49,436)	(33,905)

Other income (expense)	(16,926)	(2,050)	(17,432)

Loss before income taxes	(68,840)	(51,486)	(51,337)
Income tax expense (benefit)	8	19	(184)

Net loss	(68,848)	(51,505)	(51,153)
Net (loss) income attributable to noncontrolling interests	(47)	(501)	1,307

Net loss attributable to Ener1, Inc.	$(68,801)	$(51,004)	$(52,460)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.48)	$(0.44)	$(0.51)

Diluted	$(0.51)	$(0.45)	$(0.51)

Weighted average shares outstanding
Basic	141,897	116,655	103,382

Diluted	144,400	116,711	103,382

The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2008, 2009 and 2010
(in thousands)
			Accumulated			Total
			Other			Stockholders'
	Common	Paid in	Comprehensive	Accumulated	Noncontrolling	Equity
	Stock	Capital	Income	Deficit	Interests	(Deficit)
Balance at December 31, 2007	$926	$244,195	$-	$(245,614)	$-	$(493)

Comprehensive loss:
Net (loss) income (including preferred dividends payable to noncontrolling interests charged to paid in capital)	-	(1,248)	-	(51,212)	59	(52,401)
Translation adjustment	-	-	1,510	-	91	1,601
Total comprehensive income (loss)					150	(50,800)
Shares issued for conversions of senior debentures	23	12,068	-	-	-	12,091
Shares issued for conversions of convertible notes	40	13,805	-	-	-	13,845
Shares and warrants issued for acquisitions	79	77,120	-	-	3,367	80,566
Stock option and warrant exercises	63	30,917	-	-	-	30,980
Reduction in derivative liability	-	6,208	-	-	-	6,208
Beneficial conversion feature on related party debt	-	3,608	-	-	-	3,608
Warrants issued in connection with related party debt	-	5,768	-	-	-	5,768
Redemption of EnerDel Series A Preferred Stock	-	1,070	-	-	-	1,070
Stock-based compensation expense	-	2,984	-	-	-	2,984
Other	1	585	-	-	-	586
Balance at December 31, 2008	$1,132	$397,080	$1,510	$(296,826)	$3,517	$106,413

Comprehensive loss:
Net loss	-	-	-	(51,004)	(501)	(51,505)
Translation adjustment	-	-	3,264	-	107	3,371
Total comprehensive loss					(394)	(48,134)
Shares sold for cash, net of costs	92	58,352	-	-	-	58,444
Shares issued for additional noncontrolling interests	4	1,264	86	-	(1,354)	-
Shares issued for debt origination costs	-	8	-	-	-	8
Shares issued for equity investment	9	5,821	-	-	-	5,830
Stock option and warrant exercises	8	697	-	-	-	705
Cumulative effect of change in accounting principle	-	(19,521)	-	6,325	38	(13,158)
Reduction in derivative liability	-	2,818	-	-	-	2,818
Warrants issued in connection with related party debt	-	1,703	-	-	-	1,703
Early extinguishment of related party debt	-	(3,553)	-	-	-	(3,553)
Beneficial conversion feature on related party debt	-	2,816	-	-	-	2,816
Stock-based compensation expense	-	4,125	-	-	-	4,125
Other	-	(18)	-	-	-	(18)
Balance at December 31, 2009	$1,245	$451,592	$4,860	$(341,505)	$1,807	$117,999

Comprehensive loss:
Net loss	-	-	-	(68,801)	(47)	(68,848)
Translation adjustment	-	-	1,371	-	7	1,378
Total comprehensive loss					(40)	(67,470)
Shares sold for cash, net of costs	21	7,703	-	-	-	7,724
Shares sold for cash, net of costs, related party	254	86,890	-	-	-	87,144
Shares and warrants issued with unsecured senior notes	13	4,599	-	-	-	4,612
Shares issued for exercise of put options	43	16,832	-	-	-	16,875
Shares issued for transfer of promissory note	6	2,506	-	-	-	2,512
Conversion of related party debt	54	31,020	-	-	-	31,074
Stock option and warrant exercises	3	381	-	-	-	384
Reduction in derivative liability and financial instruments	-	2,051	-	-	-	2,051
Warrants issued in connection with related party debt	-	275	-	-	-	275
Stock-based compensation expense	-	3,903	-	-	-	3,903
Other	-	(7)	-	-	-	(7)
Balance at December 31, 2010	$1,639	$607,745	$6,231	$(410,306)	$1,767	$207,076

The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2010	2009	2008

Operating activities:
Net loss	$(68,848)	$(51,505)	$(51,153)
Adjustments to reconcile net loss to cash used in operating activities:
Gain on derivative and financial instruments	(5,613)	(3,527)	(3,936)
Debt conversion expenses	13,245	-	883
Accretion of discounts on debt	4,337	987	17,728
Interest expense related to financing costs	5,913	2,946	2,677
Depreciation and amortization	9,830	7,668	2,020
Grant proceeds recognized	(288)	-	-
Stock-based compensation expense	3,903	4,125	2,983
Other non-cash changes	1,260	1,391	1,137
Changes in certain operating assets and liabilities:
Accounts receivable	(17,189)	1,175	(1,222)
Grant receivable related to operating expenses	(1,954)	-	-
Inventory	(12,496)	(310)	(1,050)
Contracts in process	(11,250)	-	-
Accounts payable and accrued expenses	12,345	(1,721)	5,405
Changes in current assets, liabilities and other, net	5,149	(1,915)	407
Net cash used in operating activities	(61,656)	(40,686)	(24,121)

Investing activities:
Capital expenditures and equipment deposits	(71,953)	(14,590)	(14,115)
Grant proceeds received related to capital expenditures	31,926	-	-
Investment in unconsolidated entity	(17,628)	(13,347)	-
Loans and advances to unconsolidated entity	(11,400)	-	-
Restricted cash	(7,190)	(446)	(2,976)
Cash paid for acquisition	-	-	(600)
Cash received in acquisition	-	-	5,028
Direct costs for acquisitions	-	-	(1,121)
Other	88	65	9
Net cash used in investing activities	(76,157)	(28,318)	(13,775)

Financing activities:
Proceeds from sale of stock, net	7,724	58,444	-
Proceeds from sale of stock, net of costs, related party	87,144	-	-
Proceeds from issuance of senior unsecured notes, net	76,628	-	-
Proceeds from issuance of senior convertible notes	10,000	-	-
Proceeds from credit facility and bank loans	15,700	5,942	1,802
Proceeds from related party borrowings	5,000	12,086	-
Proceeds from exercise of options and warrants	384	705	30,980
Redemption of EnerDel Series A Preferred Stock	-	-	(8,000)
Repayment of credit facility, bank loans and capital leases	(18,643)	(4,588)	(355)
Repayment of related party borrowings	-	(336)	(315)
Other	(9)	(17)	-
Net cash provided by financing activities	183,928	72,236	24,112

Effect of exchange rates on cash and cash equivalents	(119)	(147)	187
Net increase (decrease) in cash and cash equivalents	45,996	3,085	(13,597)
Cash and cash equivalents - beginning balance	14,314	11,229	24,826
Cash and cash equivalents - ending balance	$60,310	$14,314	$11,229

Cash paid during the year for:
Interest	$2,807	$973	$421
Income taxes	17	127	2

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Shares and warrants issued in connection with senior unsecured notes	$4,612	$-	$-
Shares issued for transfer of promissory note	2,512	-	-
Warrants issued in connection with short term borrowings	2,166	-	-
Conversion of related party debt	31,074	-	-
Warrants issued in connection with related party debt	275	1,703	5,088
Early extinguishment of related party debt	-	(3,553)	-
Beneficial conversion value in connection with related party debt	-	2,816	3,608
Put option issued in connection with investment in unconsolidated entity	4,945	-	-
Shares issued for exercise of put options	16,875	-	-
Reduction in derivative and financial instruments	2,051	2,818	6,208
Borrowings pursuant to capital leases and equipment purchases	721	3,245	7,209
Cumulative effect of change in accounting principle on accumulated deficit	-	6,325	-
Cumulative effect of change in accounting principle on paid in capital	-	(19,521)	-
Shares issued for acquisitions	-	1,354	59,254
Shares issued for purchase of equity investment	-	5,830	-
Shares issued for capital lease obligations	-	8	385
Shares issued for conversion of senior debentures	-	-	11,889
Shares issued for conversion of convertible notes	-	-	13,845
Warrants modified for acquisitions	-	-	195
Reduction in accounts payable with acquisition of noncontrolling interests	-	-	163
Redemption of EnerDel Series A Preferred Stock	-	-	1,071
Warrants issued for acquisitions	-	-	8,781
Transaction costs related to acquisitions	-	-	655

The accompanying notes are an integral part of the Consolidated Financial Statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Ener1, Inc. (Ener1, the Company, the Registrant, we, our or us) is a Florida corporation, founded in 1985 and headquartered in New York, New York.  We design, develop and manufacture high-performance, prismatic, rechargeable, lithium-ion batteries and battery pack systems for energy storage use in the transportation, grid energy storage and small pack, or consumer cell product markets.  We produce and manufacture battery cells in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through oursubsidiary, Ener1 Korea, Inc., formerly known as Enertech International, Inc. (Ener1 Korea).

Ener1 Group, Inc. (Ener1 Group) and Bzinfin, S.A. (Bzinfin), the sole owner of Ener1 Group, collectively owned approximately 49.3% of our outstanding common stock and, with warrants, beneficially owned approximately 57.3% of our shares on a fully diluted basis as of December 31, 2010.  See Note 15, Related Party Transactions.

Our primary products for the transportation market consist of battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses.  In the grid energy storage markets, we are developing energy storage applications for utility grid and commercial applications.  Ener1 Korea manufactures lithium-ion batteries for the small format products market which encompasses consumer, industrial and military products.  Our primary small format product line consists of commercial prismatic lithium-ion batteries for products such as Motorola’s hand-held scanners.

In May 2010, we commenced commercial production and shipment of lithium-ion battery packs to Think Global, AS (Think Global), an EV manufacturer in Norway.  In January 2011, we temporarily stopped shipping battery packs to Think Global at their direction until the company rebalances its overall inventory levels.

In 2009 and 2010, we made separate strategic investments in Think Holdings, AS, a Norwegian limited liability company (Think Holdings), which is the majority owner of Think Global.  As of December 31, 2010, we controlled approximately 48% of the outstanding voting power in Think Holdings and two individuals who serve on the Board of Directors of Ener1 also serve on the board of directors of Think Holdings.  See Note 15, Related Party Transactions.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation
Ener1 is the parent company to its wholly-owned subsidiaries; (i) EnerDel, a Delaware corporation, (ii) EnerFuel, Inc. (EnerFuel), a Delaware corporation, (iii) NanoEner, Inc. (NanoEner), a Florida corporation, (iv) EnerDel Japan, Inc. (EnerDel Japan), a Japanese corporation, (v) Ener1 Battery Company (Battery Company), a Florida corporation, and (vi) Ener1 Europe, S.A.S. (Ener1 Europe), a French corporation.  Ener1 Europe was formed in March 2010 to focus on business development activities and customer programs in Europe.  Ener1 Europe is headquartered in Paris, France.  Ener1 currently holds a 94% interest in Ener1 Korea.  Ener1 Korea has a wholly-owned subsidiary, Emerging Power, Inc., a New Jersey corporation.

Our consolidated financial statements reflect our financial statements and those of our wholly-owned and majority-owned domestic and foreign subsidiaries.  For consolidated entities in which we own less than 100% interest, we record net income (loss) attributable to noncontrolling interests in our consolidated statements of operations equal to the percentage of the interests retained by the noncontrolling parties.  Intercompany transactions and balances are eliminated in consolidation.

We account for our investment in Think Holdings, an entity over which we exercise significant influence but do not exercise control, using the cost method because the form of our investment is not deemed to be equivalent to common stock for accounting purposes.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain amounts for 2009 and 2008 have been reclassified to conform to the 2010 presentation.  All share amounts and per share amounts have been adjusted for the impact of a one-for-seven reverse stock split in April 2008.  In the fourth quarter of 2010, the Company capitalized approximately $1.1 million of interest expense that should have been capitalized in the first three quarters of 2010.  The adjustment had an insignificant effect on the 2010 annual and quarterly periods based on a quantitative and qualitative evaluation of all affected periods and line items.

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

Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires our management to make estimates and judgments that may affect the reported amounts presented and disclosed in our consolidated financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition and related allowances; derivatives and financial instruments; inventories; impairments of long-lived assets, including intangible assets and goodwill; income taxes, including the valuation allowance for deferred tax assets; product warranty reserves; contingencies and litigation; as well as stock-based payments, warrants, valuation of beneficial conversion feature, if any, on convertible securities; and other financing matters.

We base these estimates on historical experience and various other factors that we believe to be reasonable, the results of which form the basis for making judgments under the circumstances.  Due to the inherent uncertainty involved in making these estimates, actual results reported may differ from the these estimates under different assumptions or conditions.

Cash and Cash Equivalents
We consider highly liquid instruments purchased with original maturity of three months or less to be cash and cash equivalents.  The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents approximate fair value due to the short-term nature of these investments.

Restricted Cash
Cash accounts with any type of restriction are classified as restricted cash.  Restricted cash represents amounts that are (i) pledged to guarantee performance pursuant to certain borrowings, (ii) received from the Korean government to be used only for specific research and development activities or (iii) provisional attachments from Korean courts in connection with third party claims.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoice amount, which approximates fair value.  The allowance for doubtful accounts reflects our best estimate of probable credit losses inherent in our existing accounts receivable.  We determine the allowance based on historical collection experience, aging status and financial condition of specific customers.  We write off account balances against the allowance in the period we determine it is probable that the receivable balance is not collectible.  Activity in the allowance for doubtful accounts was as follows (in thousands):

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009	2008

Balance, beginning of year	$865	$915	$340
Provision for bad debt	10	36	604
Reversal of allowance	(441)	(112)	(28)
Write-offs and translation adjustment	10	26	(1)
Balance, end of year	$444	$865	$915

The reversal of allowance represents the collection of accounts and denial of claims in bankruptcy proceedings for an account that was fully allowanced during 2008.  Approximately 50% of the allowance account at December 31, 2009 pertained to one customer account.  Based on the information available, management believes the allowance for doubtful accounts at December 31, 2010 is adequate.  However, actual write-offs may differ from the recorded allowance.

Grant Receivable and Deferred Grant Proceeds
Government grants are reflected in the consolidated statement of operations in the period in which we recognize the related costs for which the government grant is intended to compensate.  Specifically, when government grants are related to reimbursements for expenses, the government grants are recognized as a reduction of the related expenses in the consolidated statement of operations.  For government grants related to reimbursements of capital expenditures, the government grants are recognized as deferred grant proceeds and recognized in the consolidated statement of operations as a reduction of operating expenses over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge.

Inventories
Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out method, except for inventories at foreign subsidiaries which are determined using the weighted average method.  Included in inventories are raw materials and finished goods, some of which are used in the production of prototypes, which are charged to research and development expense when consumed.  The following table presents the components of inventories (in thousands):

	December 31,
	2010	2009

Raw materials and supplies	$12,108	$5,090
Work in process	7,085	1,164
Finished goods	5,351	5,457
	24,544	11,711
less: provision for obsolescence	(932)	(1,296)
	$23,612	$10,415

We establish reserves for obsolete or slow-moving inventory based on management’s analysis of inventory levels and future sales forecasts at the end of each accounting period.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment, including assets under capital leases, is recorded at cost and depreciated over the useful lives of the assets, using the straight-line method, based on the following:

Estimated
Useful
life
Asset classification	(in years)

Building and improvements	30 - 39
Machinery and equipment	5 - 10
Office equipment, furniture and other	3 - 7
Leasehold improvements	1 - 10

Capital lease amortization is recorded in depreciation expense. Depreciation expense totaled $7.7 million, $5.5 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Intangible and Other Long-Lived Assets
Intangible assets consist of patents, technology and customer relationships and are amortized using the straight-line method over their estimated period of benefit, ranging from two to 10 years.  We evaluate the recoverability of intangible assets periodically when indicators of impairment, such as reductions in demand or significant economic slowdowns in industry, are present.  All of our intangible assets are subject to amortization.  No impairments of intangible assets have been identified during any of the periods presented.

Our long-lived assets, including property and equipment as well as intangible assets, are reviewed for possible impairment whenever events or circumstances indicate the carrying value of the asset may not be recoverable.  We evaluate the recoverability of the carrying value of our long-lived assets based on estimated undiscounted cash flows to be generated from such assets.  If the undiscounted cash flow indicates impairment occurred then the carrying value of the assets evaluated is written down to the estimated fair value of those assets.

Assumptions and judgments are used to develop these cash flow projections.  A significant change in these estimates or judgments may affect the carrying value of long-lived assets and could result in an impairment charge.

Goodwill
Goodwill represents the difference between the purchase price paid for an acquisition and the fair value of the net assets acquired in a business combination.  Goodwill is not amortized, but is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) in the fourth quarter of each year, and is also tested when an event occurs that causes us to believe the value is impaired at an interim date.

We perform a two-step process impairment test. In the first step, we compare the fair value of the reporting unit to its carrying value, including goodwill. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill.  If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

Our annual impairment test for 2010 indicated the fair value of each operating segment exceeded the carrying value, including goodwill.  As such, the goodwill is not subject to impairment.  We continue to evaluate whether events and circumstances have occurred that indicate the balance of goodwill may not be recoverable.  Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses as well as other factors.  A significant change in these estimates could result in an impairment of goodwill.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative and Financial Instruments
We record the fair value of derivative and financial instruments in our consolidated balance sheets and reflect the changes in fair value as a gain or loss on derivative and financial instruments.  Our derivative instruments are not designated as hedging instruments.

We issued freestanding warrants in connection with capital raising activities during 2004 and 2005 that contained dilution protection features requiring exercise price adjustments if we issued securities deemed to be dilutive to the warrants (2004 Warrants and 2005 Warrants, respectively). Prior to January 1, 2009, these warrants were classified in equity.  After evaluating the application of changes in US GAAP, the 2004 Warrants and 2005 Warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as derivative instruments.

During 2010, in connection with capital raising activities we issued freestanding warrants containing dilution protection features requiring exercise price adjustments if we issue securities deemed to be dilutive to the warrants.  These warrants have been recorded as derivative instruments.

In May 2010, in connection with our investment in Think Holdings, Ener1 agreed that certain investors that purchased Think Holdings’ Series B Convertible Preferred Stock (Series B Stock) could require Ener1 to issue shares of Ener1 common stock to the investors in exchange for their shares of Series B Stock and half of their warrants to purchase Series B Stock (the Ener1 Put Option).  The Ener1 Put Option has been recorded as a financial instrument.  See Note 15, Related Party Transactions.

In accordance with applicable accounting guidance, the conversion feature of convertible bonds issued by Ener1 Korea was bifurcated and recorded as a derivative instrument on January 1, 2009.   As foreign currency rates fluctuate, the number of shares of Ener1 Korea stock to be issued upon conversion fluctuates.

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

We have certain liabilities recorded at fair value which have been classified as Level 3 within the fair value hierarchy based on the three levels of inputs that may be used to measure fair value as follows:

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

The carrying value reflected in the consolidated balance sheet for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, short-term borrowings and capital lease obligations approximate fair value due to the short-term nature of these items.  Management believes that long-term debt bears interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, the carrying values for these instruments approximate fair value.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
Revenue is recognized when persuasive evidence of a sales arrangement exists, the price is fixed or determinable, title and risk of loss are transferred, collectability is reasonably assured, product returns are reasonably estimable and there are no remaining significant obligations or customer acceptance requirements.  When a sales arrangement contains multiple elements, we evaluate the agreement to determine if separate units of accounting exist within the arrangement.  If separate units of accounting exist within the arrangement, we allocate revenue to each element based on the relative fair value of each of the elements.

Product Revenues
Revenue from product sales is recognized when title and risk of loss have passed to the customer, which is typically upon shipment, with the exception of revenue from long term construction contracts which is recognized using the percentage of completion method.  However, battery related sales by Ener1 Korea are recognized at the delivery point or the receipt point of bill of lading, depending the whether the sale is domestic or export.

We began offering limited warranties on battery packs when commercial production and sales of battery packs commenced during 2010.  The estimated cost of the limited warranty is reflected as a component of cost of sales in the period the revenue is recognized.  The warranty period ends on the earlier of the passage of a specified period of time or the occurrence of a specified number of charge and discharge cycles of the battery packs.  The warranty provides that the battery packs will conform to specifications and be free from defects in design, materials and workmanship.

Ener1 Korea offers customers a right of return and reserves for such returns are estimated using historical information.  Ener1 Korea does not provide discounts, rebates, product guarantees or warranties.

Research and Development Services
Proceeds from cost-sharing arrangements with federal government agencies and grants from foreign government agencies are generally recognized as a reduction of research and development expenses.  Proceeds from cost-sharing arrangements with commercial entities are generally recognized using the percentage of completion method.  To date, these cost-sharing arrangements with commercial entities have been for the development and sale of a customer specified prototype and the costs incurred are classified as research and development expenses.

Customers who account for 10% or more of net sales were as follows (in thousands):

	Year Ended
	December 31,
	2010		2009		2008
Think Global	$18,849	24%	$125	0%	$941	14%
Symbol Technologies (Motorola)	15,798	20%	6,794	20%	1,682	25%
Mobile Gas Turbine Electric Powerplants	11,250	15%	-	0%	-	0%
	$45,897		$6,919		$2,623

Cost of Sales
Cost of sales includes manufacturing and distribution costs for products sold, estimated warranty reserves, depreciation, inventory valuation adjustments and costs associated with the delivery of products.  Depreciation expense included in cost of sales for the years ended December 31, 2010, 2009 and 2008 was approximately $3.7 million, $2.6 million and $0.4 million, respectively.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warranty Reserves
We record the estimated cost of warranties to cost of sales in the period the revenue is recognized.  We use internal durability testing data, comparative industry information and industry sources to develop the warranty reserve.  If actual warranty claims differ from these estimates, adjustments to the product warranty reserve could have a material effect on our consolidated financial statements.  The components of the product warranty liability, since May 2010, were as follows (in thousands):

Balance, beginning of year	$-
Provision for new warranties	894
Balance, end of year	894
less: current portion	(240)
Long term portion	$654

Research and Development
Research and development expenses include payroll, employee benefits, stock-based compensation paid to research and engineering associates and other direct and indirect costs associated with product development.  Research and development expenses also include the cost of equipment and other assets used in research and development activities, including a reasonable allocation of overhead expenses associated with various research and development programs.

Research and development costs are expensed as incurred, unless they meet generally accepted accounting criteria for deferral and amortization.  We reassess whether we have met the relevant criteria for deferral and amortization at each reporting date.  To date, no research and development costs have been deferred.

Research and development costs are presented net of proceeds from cost-sharing arrangements with federal government agencies totaling approximately $3.0 million, $3.7 million and $3.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Taxes
The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax basis.  We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled.

We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.  Realization of the future tax benefit related to the deferred tax asset is dependent on many factors, including our ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which we operate and the overall future industry outlook.

We performed an analysis of uncertain tax positions and recorded approximately $0.3 million as a provision for estimated liabilities as of December 31, 2010 and 2009.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Based Compensation
Our stock based compensation programs awards include stock options, time-vested restricted stock units and performance-vested restricted stock units.  We charge the estimated fair value of the awards to expense over the requisite service period, which is generally the vesting period.

The fair value of stock options is estimated as of the date of grant using a Black-Scholes option pricing model.  The estimated fair values of the stock options, including the effect of estimated forfeitures are expensed over the vesting period of the option, usually ranging from three to five years.  The fair value of time-vested restricted stock units and performance-vested restricted stock units is based on the market value of our stock on the date of grant.  Compensation expense for restricted stock units is recognized over the applicable service period, adjusted for the effect of estimated forfeitures.

Recently Adopted Accounting Standards

Effective January 1, 2009, we adopted new accounting guidance for determining whether an instrument or an embedded feature is indexed to our own stock.  The new guidance has affected the accounting for (i) certain freestanding warrants that contain exercise price adjustment features (dilution protection feature) and (ii) convertible bonds issued by Ener1 Korea with a strike price denominated in a foreign currency.  See Note 9, Fair Value of Derivative and Financial Instruments for additional information regarding the impact on our financial statements from the adoption of this guidance.

We adopted new accounting guidance on disclosures about derivative instruments and hedging activities on January 1, 2009.  The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial statements.  See Note 9, Fair Value of Derivative and Financial Instruments regarding our derivative instruments.

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

On January 1, 2009, we adopted new accounting guidance on fair value measurements.  This new guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. See Note 9, Fair Value of Derivative and Financial Instruments for additional information regarding our financial assets and liabilities measured at fair value on a recurring basis.

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

In June 2009, we adopted new guidance which requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. See Note 9, Fair Value of Derivative and Financial Instruments for this information.

In September 2009, we adopted the Financial Accounting Standards Board (FASB) Accounting Standards Codification (the Codification), as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, in the United States of America.  The adoption of this standard did not have a material impact on our financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, we adopted new guidance which amends previously issued guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest gives it a controlling financial interest in a variable interest entity.  The adoption of this standard did not have a material impact on our financial statements.

In January 2010, we adopted new guidance which amends previously issued guidance for multiple element revenue arrangements. The guidance allows us to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this guidance addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The adoption of this standard did not have a material impact on our financial statements.

Note 3 – Earnings per Share

Net loss per share - basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share - diluted is calculated by including in the number of shares outstanding, the number of common shares potentially issuable if in-the-money options or warrants are exercised or in-the-money convertible debt is converted into common stock and the effect of the exercise of options and warrants or conversion of convertible debt on the net loss per share.  In addition, in calculating net loss per share-diluted we assume in-the-money warrants containing dilution protection features are exercised, which may cause the gain or loss on derivative instruments to increase or decrease, which may, in turn cause the net loss per share-diluted, if dilutive, to increase or decrease.  Also, in calculating net loss per share-diluted we assume the Ener1 Put Option is exercised, which may cause the gain or loss on financial instruments to increase or decrease, which may in turn, cause the net loss per share-diluted, if dilutive, to increase or decrease.  Lastly, in calculating net loss per share-diluted we assume that amounts due under our senior unsecured notes are settled with shares of our common stock, which may cause the interest expense under such notes to decrease, which may, in turn cause the net loss per share diluted, if dilutive, to increase.

Following is a reconciliation of net loss attributable to Ener1 and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008

Net loss for basic loss per share	$(68,801)	$(51,004)	$(52,460)
Adjustment for gain on certain derivative instruments	(3,271)	(1,949)	-
Adjustment for gain on financial instruments	(1,851)	-	-
Net loss for diluted loss per share	$(73,923)	$(52,953)	$(52,460)

Weighted average number of common shares outstanding:
Basic	141,897	116,655	103,382
Effect of dilutive securities:
Certain warrants	75	56	-
Ener1 Put Option	2,428	-	-
Diluted	144,400	116,711	103,382

Loss per common share attributable to Ener1, Inc.:
Basic	$(0.48)	$(0.44)	$(0.51)
Diluted	$(0.51)	$(0.45)	$(0.51)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following amounts were not included in the calculation of net loss per share because their effects were anti-dilutive or the securities were not in the money (in thousands):

	Years Ended December 31,
	2010	2009	2008
Stock options	2,079	3,473	3,958
Warrants	22,758	18,561	27,758
Restricted stock	1,456	40	-
Convertible instruments	2,822	2,365	-
Total	29,115	24,439	31,716

Note 4 – Other Income (Expense)

The components of other income (expense) were as follows (in thousands):
	December 31,
	2010	2009	2008

Other income (expense):
Interest expense	$(9,852)	$(5,810)	$(21,778)
Debt conversion expense	(13,245)	-	-
Gain on derivative instruments	3,762	3,527	3,936
Gain on financial instruments	1,851	-	-
Foreign currency loss	(356)	(211)	(259)
Other	914	444	669
Total other income (expense)	$(16,926)	$(2,050)	$(17,432)

In August 2010, we converted $18.4 million of principal and accrued interest under the convertible line of credit with Bzinfin into 5,398,785 unregistered shares of Ener1 common stock at an amended conversion price of $3.40 per share, resulting in debt conversion expense of $6.8 million.  In addition, as an inducement to convert, Ener1 issued to Bzinfin warrants to purchase up to approximately 2.3 million shares of Ener1 common stock, resulting in debt conversion expense of $5.9 million.  Ener1 also agreed to make a cash payment equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the line of credit of approximately $527,000 which was recorded as debt conversion expense.  See Note 15, Related Party Transactions.

Note 5 – Property and Equipment

The components of property and equipment were as follows (in thousands):

	December 31,
	2010	2009

Land	$2,134	$2,091
Building and building improvements	5,818	5,704
Machinery and equipment	49,815	33,884
Office equipment, furniture and other	4,463	2,999
Leasehold improvements	14,934	9,929
Equipment deposits	7,238	4,802
Construction in progress	54,690	1,834
	139,092	61,243
less: accumulated depreciation	(15,589)	(8,340)
	$123,503	$52,903

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction in progress includes payments for equipment being constructed by third parties specifically for our use and equipment not yet placed in service.  During the year ended December 31, 2010, we recorded capitalized interest expense of approximately $1.7 million, which is included in Construction in Progress as of December 31, 2010.  Depreciation on these assets will commence when we place the assets in service.  Assets recorded under capital leases were approximately $8.4 million and $7.7 million at December 31, 2010 and 2009, respectively.

Note 6 – Intangible Assets and Goodwill

The components of intangible assets, all of which are finite-lived, were as follows (in thousands, except useful life data):

	Useful	As of December 31, 2010			As of December 31, 2009
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net

Patented and unpatented technology	10	$13,908	$(3,315)	$10,593	$13,905	$(1,920)	$11,985
Electric vehicle battery technology	4.2	1,166	(606)	560	1,137	(318)	819
Customer relationships	2.2	947	(947)	-	924	(498)	426
		$16,021	$(4,868)	$11,153	$15,966	$(2,736)	$13,230

Goodwill	Indefinite	$51,845	$-	$51,845	$51,019	$-	$51,019

Certain intangible assets are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets.  During the years ended December 31, 2010 and 2009, the carrying amounts of certain intangible assets were adjusted as a result of foreign currency translations.

Intangible asset amortization expense was approximately $2.1 million for the years ended December 31, 2010 and 2009.  The following table reflects the estimated future amortization expense related to intangible assets as of December 31, 2010 (in thousands):

Year Ended December 31,

2011	1,633
2012	1,634
2013	1,380
2014	1,362
2015	1,362
Thereafter	3,782

$11,153

The changes in the carrying amount of goodwill for 2010 and 2009 are summarized below (in thousands):

	December 31,
	2010	2009

Balance, beginning of year	$51,019	$48,674
Purchase price adjustments	-	2
Translation and other	826	2,343
Balance, end of year	$51,845	$51,019

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Accounts Payable and Accrued Expenses

The components of accounts payable and accrued expenses were as follows (in thousands):

	December 31,
	2010	2009

Accounts payable	$27,616	$9,847
Accrued financing fees	6,027	-
Accrued other	4,504	1,915
Accrued compensation and benefits	2,921	1,376
Customer advances	617	1,130
Product warranty reserves	240	-
	$41,925	$14,268

The accounts payable balance at December 31, 2010 includes approximately $5.0 million related to equipment purchases made under the Automotive Battery Manufacturing Initiative (ABMI) grant.  The accrued financing fees represent minimum fees for premiums payable under senior unsecured notes and advisory services payable by Ener1.  See Note 8, Short-Term and Long-Term Borrowings.

Note 8 – Short-Term and Long-Term Borrowings

	December 31, 2010		December 31, 2009
	Current	Long-Term	Current	Long-Term

8.25% Senior Unsecured Notes due March 2013	$17,001	$29,391	$-	$-
8.25% Senior Unsecured Notes due July 2013	4,469	15,342	-	-
6.00% Senior Convertible Notes due August 2015	192	10,000	-	-
8.50% Convertible Bonds due January 2013	-	430	-	385
Bank loans	17,635	-	13,001	4,282
Capital lease obligations	2,478	829	2,372	2,701
	$41,775	$55,992	$15,373	$7,368

Senior Unsecured Notes
In September 2010, Ener1 sold $55 million of senior unsecured notes (the Notes), 960,926 shares of Ener1 common stock (the Common Stock) and warrants to purchase up to 2,882,776 shares of Ener1 common stock (the Warrants) at an initial exercise price of $3.82 per share for aggregate consideration of $55 million (Purchase Agreement I).

In December 2010, Ener1 sold an additional $25 million of Notes, 339,783 shares of Ener1 common stock and warrants to purchase up to 1,019,353 shares of Ener1 common stock at an initial exercise price of $4.68 for aggregate consideration of $25 million (Purchase Agreement II).

We may pay amounts due on the Notes in cash, or, if certain conditions are met, in shares of Ener1 common stock or a combination of cash and shares of Ener1 common stock all of which will result in a premium payments above the face value plus stated interest.  The stated interest rate on the Notes is 8.25%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of our common stock at 91.75% of a weighted average share price over a pricing period ending shortly before the payment date.

The principal of the Notes is payable in ten equal quarterly installments.  The first installment payment for Purchase Agreement I was made, in cash, on January 3, 2011, resulting in a premium payment of approximately $523,000.  The second installment payment for Purchase Agreement I and the first installment payment for Purchase Agreement II are scheduled for April 1, 2011.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to register the resale under the Securities Act of the maximum number of shares of Ener1 common stock we may elect to issue in payment of amounts due under the Notes.  We deposited approximately $20.9 million, representing the first two installment payments due on the Notes, in restricted cash accounts to secure payment until the registration statements covering the resale of the shares of Ener1 common stock are declared effective.  On December 31, 2010, approximately $14.5 million of restricted cash was released in connection with the effectiveness of the registration statement registering the resale of common stock issuable to repay obligations under Notes issued under Purchase Agreement I.

On February 11, 2011, we filed a registration statement to register the resale of shares we may elect to issue to repay obligations under Notes issued under Purchase Agreement II.  The remaining $6.4 million held in restricted cash accounts will be released when this registration statement is declared effective.

The estimated fair value of the shares of Ener1 common stock, the warrants to purchase shares of Ener1 common stock and the premium payments has been recorded as debt discount and is amortized to interest expense, using the effective interest method, over the term of the Notes.  The Warrants are immediately exercisable and expire five years from the date of grant.  The Warrants contain certain anti-dilution protection features and have been recognized in the accompanying consolidated balance sheet as a derivative liability.  See Note 9, Fair Value of Derivative and Financial Instruments.

The components of the Notes as of December 31, 2010 are as follows (in thousands):

	Purchase Agreement I	Purchase Agreement II	Totals

Face value of the Notes	$55,000	$25,000	$80,000
Debt discount, net	(10,038)	(5,190)	(15,228)
Accrued interest	1,430	-	1,430
Balance, end of year	46,392	19,810	66,202
less: current portion	(17,001)	(4,469)	(21,470)
Long-term portion	$29,391	$15,341	$44,732

The amortization of debt discount, using the effective interest method, during the period ended December 31, 2010 and the future amortization over the remaining life of the Notes are as follows (in thousands):

	Purchase Agreement I	Purchase Agreement II	Totals

Original issue discount	$12,546	$5,190	$17,736
Amortized to expense	(2,508)	-	(2,508)
Balance, end of year	$10,038	$5,190	$15,228

Future Amortization:
Year ended December 31, 2011	$6,429	$3,031	$9,460
Year ended December 31, 2012	3,426	1,823	5,249
Year ended December 31, 2013	183	336	519
	$10,038	$5,190	$15,228

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing costs associated with the sale of the Notes have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Notes.  The amortization of deferred financing costs, using the effective interest method, during the period ended December 31, 2010 and the future amortization over the remaining life of the Notes are as follows ( in thousands):

	Purchase Agreement I	Purchase Agreement II	Totals

Financing costs incurred	$2,324	$1,048	$3,372
Amortized to expense	(505)	-	(505)
Balance, end of year	$1,819	$1,048	$2,867

Future Amortization:
Year ended December 31, 2011	$1,214	$709	$1,923
Year ended December 31, 2012	577	321	898
Year ended December 31, 2013	28	18	46
	$1,819	$1,048	$2,867

Senior Convertible Notes
In August and September 2010, Ener1 sold an aggregate of $10 million in Senior Convertible Notes (the Convertible Notes) to Itochu Corporation, a Japanese corporation (Itochu).  The Convertible Notes bear interest at 6.0% per annum and the interest is payable in arrears on February 26th and August 26th of each year.  The first payment was made on February 25, 2011.  Itochu has the right to convert all or any part of the outstanding principal and unpaid interest into shares of Ener1 common stock at a conversion price of $3.612 per share.  The Convertible Notes mature in August 2015.

In December 2010, Mr. Kasagawa, the chief financial officer of the Aerospace and Industrial Systems Division of Itochu, was elected to serve as a director of the Company.

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

Ener1 acquired 96% of the principal amount of the Ener1 Korea Convertible Bonds in October 2008 in connection with Ener1’s acquisition of Ener1 Korea.  In December 2009, Ener1 converted $6.9 million of the outstanding principal of the Ener1 Korea Convertible Bonds into shares of Ener1 Korea common stock.  At December 31, 2010, approximately $2.6 million in principal and accrued interest of the Ener1 Korea Convertible Bonds was outstanding and is convertible into up to 2,804,635 shares of Ener1 Korea common stock.  We owned approximately 84% of the outstanding principal balance of the Ener1 Korea Convertible Bonds at December 31, 2010 and have eliminated the principal and related accrued interest in consolidation.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Facility
In March 2010, Ener1 entered into a credit agreement with Credit Suisse AG, Cayman Islands Branch (Credit Suisse), as lender and borrowed $15 million for general corporate purposes (the Credit Facility), which was repaid on June 23, 2010.  Interest was payable monthly at the London Interbank Offering Rate (LIBOR) plus 5% per annum.

Commitment fees and legal fees associated with closing the Credit Facility totaling approximately $273,000 have been recorded as deferred financing costs.  In addition, in connection with the Credit Facility, Ener1 issued to Credit Suisse warrants to purchase up to 1,046,511 shares of Ener1 common stock at an exercise price of $4.30 per share.  The warrants are immediately exercisable and expire on March 23, 2012.  Ener1 used a Black-Scholes pricing model to value the warrants and recorded the fair value of $2.2 million as deferred financing costs.  See Note 9, Derivative Instruments and Fair Value of Financial Instruments.  Total financing costs incurred of approximately $2.4 million were amortized to interest expense over the term of the Credit Facility.

In March 2010, Ener1 entered into an engagement letter with Credit Suisse for advisory services that obligates Ener1 to offer Credit Suisse the lead role in any future public offerings of Ener1 securities and entitles Credit Suisse to receive minimum fees of $1.8 million prior to September 23, 2011.  This minimum fee is payable whether or not Ener1 undertakes a public offering.

Bank loans
Ener1 Korea maintains bank loans denominated in Korean Won, consisting of trade financing agreements and letters of credit.  The total amount available at December 31, 2010 under these loans was approximately $15.3 million, of which $11.6 million was outstanding, based on the period-end exchange rate of 1,138.9 Korean Won per United States Dollar.  The amounts are scheduled for repayment at various times throughout 2011.

Ener1 Korea has an equipment loan that is also denominated in Korean Won.  The total amount available and outstanding at December 31, 2010 was approximately $4.4 million.  The loan bears interest at 7.85% and is scheduled to mature in October 2011.

Ener1 Korea’s wholly-owned subsidiary Emerging Power, Inc. (Emerging Power) has a $2.0 million line of credit with a commercial bank that is denominated in United States Dollars.  At December 31, 2010, $1.6 million was outstanding under this line of credit which is scheduled to mature in June 2011.

Certain bank deposits, land, buildings and equipment owned by Ener1 Korea and Emerging Power are pledged as collateral for their respective bank loans.

Capital lease obligations
We are obligated under capital lease agreements for payments relating to certain machinery and production equipment totaling $8.4 million, including the bargain purchase option which management intends to exercise.  Assets under these capital leases are recorded as part of property and equipment in the accompanying balance sheets.  The following table summarizes the activity in our capital leases (in thousands):

	December 31,
	2010	2009

Balance, beginning of year	$5,073	$6,583
Borrowings	754	472
Repayments	(2,614)	(2,070)
Debt issuance costs	-	(8)
Amortization of debt issuance costs	94	96
Balance, end of year	3,307	5,073
less: current portion	(2,478)	(2,372)
Long term capital lease obligation	$829	$2,701

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Fair Value of Derivative and Financial Instruments

We record the fair value of derivative instruments and financial instruments in our consolidated balance sheet and reflect the changes in fair value as gain or loss on derivative liabilities and financial instruments.  Our derivative instruments are not designated as hedging instruments.

Derivative Instruments
We issued freestanding warrants in connection with capital raising activities during 2004 and 2005 that contained dilution protection features requiring exercise price adjustments if we issued securities deemed to be dilutive to the warrants (2004 Warrants and 2005 Warrants, respectively). Prior to January 1, 2009, these warrants were classified in equity.  After evaluating the application of changes in US GAAP, the 2004 Warrants and 2005 Warrants were no longer deemed to be indexed to Ener1’s common stock and on January 1, 2009 were reclassified as derivative instruments.

In March 2010, in connection with the Credit Facility, we issued warrants to Credit Suisse (Credit Suisse Warrants) and in September 2010 and December 2010 in connection with the sale of the Notes we issued warrants to the purchasers of the Notes (Purchase Agreement Warrants).  The Credit Suisse Warrants and the Purchase Agreement Warrants contain dilution protection features requiring exercise price adjustments if we issue securities that are deemed to be dilutive to the warrants.

In accordance with applicable accounting guidance, the conversion feature of the Ener1 Korea Convertible Bonds was bifurcated and recorded as a derivative liability on January 1, 2009.   As foreign currency rates fluctuate, the number of shares of Ener1 Korea stock to be issued upon conversion fluctuates.

Financial Instruments
In May 2010, in connection with our investment in Think Holdings, Ener1 agreed that certain investors that purchased Think Holdings’ Series B Convertible Preferred Stock (Series B Stock) could require Ener1 to issue shares of Ener1 common stock to the investors in exchange for their shares of Series B Stock and half of their warrants to purchase Series B Stock (the Ener1 Put Option).  See Note 15, Related Party Transactions.

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

During the year ended December 31, 2010, certain 2005 Warrants were exercised and the remaining 2005 Warrants expired.  As of the respective exercise or expiration dates, these 2005 Warrants were no longer treated as derivative liabilities.  The fair value of the derivative liability associated with the 2005 Warrants that were exercised was marked to market on the date of exercise and a gain or loss on derivative liability was recorded, as applicable.  The balance of the derivative liability associated with the 2005 Warrants that were exercised of $297,000 was recorded as a contribution to paid-in capital on the date of exercise.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our management estimates that the fair value of the derivative liability associated with the 2004 Warrants that remain outstanding as of December 31, 2010 is approximately $3.3 million.  Some of the key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 63% and assumptions that holders of the 2004 Warrants will exercise the warrants when Ener1’s common stock price is equal to 200% of the exercise price.

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

In October 2010, Rockport Capital, an investor exercised its Ener1 Put Option and exchanged 7,500,000 share of Series B Stock in Think Holdings for 3,131,250 unregistered shares of Ener1 common stock valued at approximately $12.4 million based on the closing stock price of Ener1 common stock of $3.96.  On the exercise date, the shares of Series B Stock that contained put rights that were exercised were no longer treated as a financial instrument.  The fair value of the financial instrument that was exercised was marked to market on the date of exercise and a gain on financial instruments of $0.5 million was recorded.  The balance of the financial instrument associated with the exercise of the shares that were exercised under the Ener1 Put Option of approximately $1.8 million was recorded as a contribution to paid-in capital on the date of exercise.

Our management estimates that the fair value of the Ener1 Put Option that remains outstanding as of December 31, 2010 is approximately $1.3 million.  The key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 63%, a projected annual volatility of Series B Stock of 140% and a correlation coefficient of 0.4, all of which relate to the determination of whether the holder of the Ener1 Put Option would exercise the put right.

Black-Scholes Valuation Model

Freestanding Warrants
We use a Black-Scholes pricing model to determine the fair value of the Credit Suisse Warrants and the Purchase Agreement Warrants.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.

The fair value of the Credit Suisse Warrants on key dates, including the issuance date and period end reporting dates was estimated using the following inputs:
	Volatility	Interest Rate	Stock Price	Term in Years

March 23, 2010	84.9%	1.0%	$4.44	2.0
March 31, 2010	85.0%	1.0%	$4.73	2.0
June 30, 2010	84.5%	0.6%	$3.38	1.7
September 30, 2010	60.7%	0.4%	$3.68	1.5
December 31, 2010	63.9%	0.3%	$3.79	1.2

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on these inputs, the derivative liability associated with the Credit Suisse Warrants as of December 31, 2010 was $994,000 and the loss on derivative liability for the year ended December 31, 2010 was approximately $1.2 million.

The fair value of the Purchase Agreement Warrants on key dates, including the issuance date and period end reporting dates was estimated using the following inputs:

	Volatility	Interest Rate	Stock Price	Term in Years

September 7, 2010	95.6%	1.4%	$3.21	5.0
September 30, 2010	95.3%	1.3%	$3.68	4.9
December 31, 2010	84.7% - 93.4%	2.0%	$3.79	4.7 - 5.0

Based on these inputs, the derivative liability associated with the Purchase Agreement Warrants as of December 31, 2010 was $9.8 million and the loss on derivative liability for the year ended December 31, 2010 was approximately $692,000.

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

The fair value of the Ener1 Korea Convertible Bonds on period end reporting dates was estimated using the following inputs:

	Volatility	Interest Rate	Stock Price	Term in Years

January 1, 2009	56.6%	3.8%	$0.30	4.1
December 22, 2009	61.2%	4.8%	$0.37	3.1
December 31, 2009	61.2%	4.9%	$0.43	3.1
December 31, 2010	60.1%	4.1%	$0.52	2.1

We own a percentage of the outstanding principal balance of the convertible bonds as of December 31, 2010, and as a result have eliminated 90% of the related derivative liability and the loss on derivative liability in consolidation.  Based on these assumptions, the remaining derivative liability as of December 31, 2010 is $29,000 and the loss on derivative liability for the year ended December 31, 2010 was approximately $2,000.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  We have certain liabilities recorded at fair value which have been classified as Level 3 within the fair value hierarchy based on the three levels of inputs that may be used to measure fair value as follows:

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

Our Level 3 liabilities as of December 31, 2010 consist of the 2004 Warrants, Ener1 Put Option, Credit Suisse Warrants, Purchase Agreement Warrants and Ener1 Korea Convertible Bonds.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value during the year ended December 31, 2010 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrants	$14,084	$-	$-	$14,084	$14,084
Ener1 Put Option	1,340	-	-	1,340	1,340
Convertible bonds	29	-	-	29	29
	$15,453	$-	$-	$15,453	$15,453
Level 3 Valuation Techniques
The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

		Ener1	Convertible
	Warrants	Put Option	Bonds	Total

Balance at January 1, 2009	$13,196	$-	$16	$13,212
Total realized/unrealized (gains) or losses:
Included in other income (expense)	(3,536)	-	9	(3,527)
Included in other comprehensive income	-	-	4	4
Included in stockholders' equity	(2,818)	-	-	(2,818)
Purchases, issuances and settlements	-	-	-	-
Transfers in and/or out of Level 3	-	-	-	-
Balance at December 31, 2009	$6,842	$-	$29	$6,871
Total realized/unrealized (gains) or losses:
Included in other income and expense	(3,764)	(1,851)	-	(5,615)
Included in stockholders' equity	(297)	(1,754)	-	(2,051)
Purchases, issuances and settlements	11,303	4,945	-	16,248
Balance at December 31, 2010	$14,084	$1,340	$29	$15,453

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10 – Income Taxes

Ener1’s income tax expenses are composed of domestic and foreign income taxes depending on the relevant tax jurisdiction.  The components of loss before income taxes and income tax expense (benefit) are as follows (in thousands):

	2010	2009	2008
Loss before income taxes:
United States	$(64,754)	$(46,497)	$(51,263)
Foreign	(4,086)	(4,989)	(74)
Total loss before income taxes	$(68,840)	$(51,486)	$(51,337)

Current income taxes:
United States	$200	$207	$(86)
Foreign	20	180	-
Total current income taxes	$220	$387	$(86)

Deferred income taxes:
United States	$(43)	$(78)	$4
Foreign	(171)	(290)	(102)
Total deferred income taxes	$(214)	$(368)	$(98)

Total income tax expense (benefit)	$6	$19	$(184)

A summary of Ener1’s deferred tax assets and liabilities are attributable to the following items (in thousands):

	December 31,
	2010	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$108,192	$97,757	$75,090
Property and equipment	-	8,057	9,154
Compensation and benefit accruals	840	3,339	1,029
Warranty reserve	362	-	-
Accruals	591	-	-
Other	741	1,257	1,065
Gross deferred tax asset	110,726	110,410	86,338
Valuation allowance	(107,574)	(105,588)	(81,111)
Deferred tax asset, net	3,152	4,822	5,227

Deferred tax liability:
Intangible assets	(662)	(4,822)	(5,437)
Property and equipment	(2,490)	-	-
Other	(216)	(402)	(187)
Gross deferred tax liability	(3,368)	(5,224)	(5,624)

Net deferred tax liability	$(216)	$(402)	$(397)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance on deferred income tax assets is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization of the future tax benefit related to the deferred tax asset is dependent on many factors, including our ability to generate taxable income within the period during which the temporary differences reverse, the outlook for the economic environment in which we operate and the overall future industry outlook.  Based upon the analysis of these factors, we have recorded a valuation allowance of approximately $107.6 million and $105.6 million for the years ended December 31, 2010 and 2009, respectively.

Ener1 has a gross net operating loss (NOL) carryforwards available to offset future taxable income of approximately $248.2 million and $199.2 million at December 31, 2010 and 2009, respectively. The Federal NOL carryforwards will begin to expire in 2018 and certain state NOL carryforwards will begin to expire in 2011.  The Federal NOL carryforward includes $8 million of carryforwards available at the time of change in ownership in January 2002, which may only be utilized to offset approximately $0.4 million of annual taxable income, as well as any unrealized appreciation on assets existing at the time of the ownership change.

Our effective income tax rate differs from the statutory federal rate of 35% as follows:

	2010	2009	2008

Statutory rate applied to income before taxes	35.0%	35.0%	35.0%
Non-taxable items:
Derivative income	2.8%	2.4%	-2.7%
Accretion of discounts	0.0%	-0.7%	12.1%
Other	-1.4%	-0.2%	0.1%
State income tax net of federal tax benefit	5.5%	5.5%	3.3%
Foreign income tax benefit at different rate	0.0%	0.0%	0.4%
Increase in valuation allowance	-41.9%	-42.0%	-48.6%
Total income tax provision	0.0%	0.0%	-0.4%

The Company has no undistributed cumulative earnings in foreign jurisdictions.

On January 1, 2007, we adopted new accounting guidance which provides for a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules.

Management believes we have not taken any tax positions that, if challenged, would have a material effect on the financial statements or the effective tax rates during the years ended December 31, 2010, 2009 and 2008.  In connection with the Ener1 Korea acquisition, we performed an analysis for uncertain tax positions of Ener1 Korea and recorded approximately $0.3 million as a provision for uncertain tax positions.  There is no accrued interest expense or penalties relating to the unrecognized tax benefit during any of the periods presented.  When applicable, we record interest and penalties on unrecognized tax benefits as interest expense.

We are subject to income taxes in the United States of America and foreign jurisdictions, as well as various states.  Judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities.  In the ordinary course of business, there are several transactions and estimates where the ultimate tax determination is uncertain.  Ener1 is open to examination by the Internal Revenue Service and various states in which we file returns for years 1999 to present.  These tax years are still open to audit as net operating losses incurred in those years may be subject to examination.  Ener1 is currently not under any income tax examinations.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$-
Additions based on tax positions related to prior years	264
Balance at December 31, 2008	$264
Additions based on tax positions related to the current year	25
Additions based on tax positions related to prior years	40
Balance at December 31, 2009	$329
Additions based on tax positions related to the current year	-
Additions based on tax positions related to prior years	8
Balance at December 31, 2010	$337

Note 11 – Sales of Common Stock

Open Market Sale Agreement
In May 2009, we entered into an open market sale agreement (the 2009 Open Market Sale Agreement) with Jefferies & Company, Inc. (Jefferies), pursuant to which Jefferies agreed to offer and sell shares of Ener1’s common stock on Ener1’s behalf from time to time, as instructed by Ener1, with an aggregate sales price of up to $40.0 million.  The compensation to Jefferies for sales of common stock sold pursuant to the 2009 Open Market Sale Agreement was 5.0% of the gross proceeds of the sales price per share for the first $13.5 million of shares sold and 3.0% of the gross proceeds of the sales price per share in excess of $13.5 million.

We sold 5,951,032 shares at an average price of $6.72 per share for an aggregate sales price of $40.0 million between May and September 2009 pursuant to the Primary Open Market Sale Agreement.  After deducting fees and expenses of $1.6 million, we received net proceeds of $38.4 million from the sale of these shares.

In January 2010, we entered into another open market sale agreement (the 2010 Open Market Sale Agreement) with Jefferies to sell shares of Ener1 common stock on Ener1’s behalf from time to time, as instructed by Ener1with an aggregate sales price of up to $60.0 million.  The compensation to Jefferies is 3.0% of gross proceeds of the sales price per share.  We began selling shares in February 2010 and through December 31, 2010 we sold 2,069,250 shares for an aggregate purchase price of $8.2 million, at an average price of $3.94 per share.  After deducting fees and expense of $430,000, we received net proceeds of $7.7 million from the sale of these shares.

From January 1, 2011 to February 28, 2011, under the 2010 Open Market Sale Agreements we sold 992,378 shares of an aggregate purchase price of $3.8 million, at an average price of $3.88 per share.  After deducting fees and expenses of $115,000, we received net proceeds of $3.7 million from the sale of these shares.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Stock Based Compensation

At December 31, 2010, we had seven active stock-based compensation plans which provide for the grant of incentive and non-qualified stock options, restricted stock and bonuses to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the terms of the vesting and forfeiture, the amounts of the awards and other terms.  Under the terms of the plans, the option exercise price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

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
Beginning in February 2009, we also granted restricted stock to certain employees.  The restrictions may lapse based on the passage of time, the achievement of specifically identified performance criteria or other terms.  Compensation expense is determined at the grant date, based on the closing price of our common stock, and is recorded on a straight-line basis over the restriction period.

Compensation expense (net of estimated forfeitures) related to awards under our stock-based compensation plans for the years ended December 31, 2010, 2009 and 2008 was approximately $3.9 million, $4.0 million and $3.0 million, respectively.  The total unrecognized compensation expense (net of estimated forfeitures) related to non-vested awards, as of December 31, 2010 is approximately $7.1 million and is expected to be expensed in future years as follows (in thousands):

2011	$2,910
2012	2,210
2013	1,155
2014	565
2015	258
$7,098

If there are any modifications or cancellations of the underlying non-vested awards, we may be required to accelerate, increase or cancel any remaining unearned compensation expense. Future compensation expense and unrecognized compensation expense may increase to the extent that additional equity awards are granted.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity in our stock option plans is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance at January 1, 2008	4,658,644	$2.94	5.8	$13,289,766

Granted	458,940	2.01
Exercised	(647,848)	3.33
Forfeited or expired	(362,114)	1.88
Cancelled	(150,001)	3.34
Balance at December 31, 2008	3,957,621	$3.34	4.5	$14,713,862

Granted	1,327,500	4.75
Exercised	(324,897)	2.17
Forfeited or expired	(117,064)	4.79
Cancelled	(369,500)	4.05
Balance at December 31, 2009	4,473,660	$3.80	4.0	$11,840,919

Granted	1,465,000	3.48
Exercised	(193,262)	1.99
Forfeited or expired	(380,241)	4.78
Balance at December 31, 2010	5,365,157	$3.71	3.8	$3,897,606

Exercisable at December 31, 2008	2,765,297	$3.14	4.4	$11,111,705
Exercisable at December 31, 2009	3,177,195	$3.32	3.8	$9,903,443
Exercisable at December 31, 2010	3,812,241	$3.66	3.0	$3,701,941

The intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was approximately $470,000, $1.4 million and $3.4 million, respectively.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of non-vested options and restricted stock during the period ended December 31, 2010 is as follows:

		Weighted
	Non-vested	average
	Options	fair value

Non-vested at January 1, 2008	1,918,582	$2.57

Granted	458,940	4.70
Vested	(673,083)	2.37
Forfeited	(362,114)	2.92
Cancelled	(150,001)	1.74
Non-vested at December 31, 2008	1,192,324	$3.30

Granted	1,327,500	3.60
Vested	(736,795)	3.35
Forfeited	(117,064)	1.89
Cancelled	(369,500)	3.17
Non-vested at December 31, 2009	1,296,465	$3.84

Granted	1,465,000	3.48
Vested	(828,308)	5.05
Forfeited	(380,241)	4.78
Non-vested at December 31, 2010	1,552,916	$3.18

		Weighted
	Restricted	average
	Stock	fair value

Nonvested at January 1, 2009	-	$0.00
Granted	40,000	6.19
Non-vested at December 31, 2009	40,000	$6.19

Granted	1,506,000	3.53
Vested	(20,000)	5.48
Forfeited	(70,000)	3.50
Non-vested at December 31, 2010	1,456,000	$3.57

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following key assumptions:

	Years Ended December 31,
	2010	2009	2008
Expected term (in years)	4 - 6 yrs	4 - 5	3 - 4
Risk free interest rate	1.1% - 2.2%	1.2% - 2.1%	1.6% - 3.7%
Expected volatility	85.8% - 105.4%	102% - 117%	113% - 129%
Dvidend yield	0%	0%	0%

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected term
The expected term represents the period over which the stock options are expected to be outstanding. It has been determined using the “simplified method” which is based on a calculation that determines the midpoint between the vesting date and the end of the contractual term.

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes stock option information for options outstanding at December 31, 2010:

	Options Outstanding
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	700,112	1.1	$1.59	$1,880,016
$2.10 - $4.20	3,199,641	4.7	3.07	2,017,590
$4.83 - $4.90	457,190	2.3	4.90	-
$5.18 - $6.79	835,356	3.8	6.52	-
$7.15 - $7.63	172,858	2.7	7.32	-
Totals	5,365,157	3.8	$3.71	$3,897,606

The following table summarizes stock option information for options exercisable at December 31, 2010:

	Options Exercisable
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	700,112	1.1	$1.59	$1,786,424
$2.10 - $4.20	1,820,474	3.6	2.75	1,915,517
$4.83 - $4.90	450,821	2.3	4.90	-
$5.18 - $6.79	704,047	3.8	6.55	-
$7.15 - $7.63	136,787	2.6	7.35	-
Totals	3,812,241	3.0	$3.66	$3,701,941

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Warrants

A summary of the activity for warrants is as follows:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance at January 1, 2008	32,102,002	$4.00	3.3	$67,633,630

Granted	3,952,858	7.68
Exercised	(5,725,007)	5.25
Surrendered	-	-
Forfeited or expired	(2,571,429)	5.25
Balance at December 31, 2008	27,758,424	$4.10	3.2	$95,607,859

Granted	712,500	8.25
Exercised	(863,678)	2.67
Balance at December 31, 2009	27,607,246	$4.23	2.2	$75,389,036

Granted	18,485,951	4.12
Exercised	(714,287)	5.39
Expired	(2,719,784)	7.36
Balance at December 31, 2010	42,659,126	$3.87	2.8	$28,470,086

Exercisable at December 31, 2010	39,768,292	$3.85	2.6	$28,233,086

The weighted average fair value of non-vested warrants during the year ended December 31, 2010 is as follows:

		Weighted
	Non-vested	average
	Warrants	fair value

Non-vested, January 1, 2010	-	$0.00

Granted	2,890,834	4.16
Vested	-	0.00
Forfeited	-	0.00
Non-vested at December 31, 2010	2,890,834	$4.16

The fair value of each warrant granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following key assumptions:
	2010	2009	2008
Expected term (in years)	2 - 5.5	2 - 3	2 - 5
Risk free interest rate	0.9% - 2.0%	0.8% - 1.8%	0.8% - 1.8%
Expected volatility	84% - 108%	94% - 100%	93% - 128%
Dvidend yield	0%	0%	0%

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes warrant information for warrants outstanding at December 31, 2010:

	Warrants Outstanding
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.3	$2.31	$26,966,200
$4.83 - $5.95	19,378,809	4.5	4.12	1,503,884
$7.50 - $8.88	4,498,217	1.7	7.64	-
$10.50 - $17.57	615,388	3.4	14.62	-
	42,659,126	2.8	$3.87	$28,470,084

The following table summarizes warrant information for warrants exercisable at December 31, 2010:

	Warrants Exercisable
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.3	$2.31	$26,966,200
$4.83 - $5.95	16,487,975	4.3	4.12	1,266,884
$7.50 - $8.88	4,498,217	1.7	7.64	-
$10.50 - $17.57	615,388	3.4	14.62	-
	39,768,292	2.6	$3.85	$28,233,084

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Noncontrolling Interests

The following table reconciles equity attributable to the noncontrolling interests related to Ener1 Korea, our majority-owned subsidiary (in thousands):

	December 31,
	2010	2009	2008

Balance, beginning of year	$1,807	$3,517	$-
Capital contribution	-	-	3,367
Net income (loss) attributable to noncontrolling interests	(47)	(501)	59
Translation adjustments	7	107	91
Reduction in noncontrolling interests	-	(1,354)	-
Cumulative effect of change in accounting principle	-	38	-
Balance, end of year	$1,767	$1,807	$3,517

The reduction in noncontrolling interests during 2009 of approximately $1.4 million represents the decrease in paid-in capital for the purchase of 1,625,000 shares of Ener1 Korea common stock in January 2009.

Noncontrolling Interests in EnerDel
At the initial date of capitalization of EnerDel, Ener1 received an 80.5% equity ownership interest in EnerDel. In August 2008, Ener1 purchased the remaining 19.5% interest in EnerDel and redeemed the EnerDel Series A Preferred Stock from the noncontrolling investor for $8.0 million in cash.  Ener1 recognized a gain on early extinguishment of $1.1 million which is reflected in paid-in capital as the redemption feature of the preferred stock was not solely within the control of Ener1 or the noncontrolling investor.

For the period through August 2008, the net income (loss) attributable to the noncontrolling investor totaled approximately $1.2 million, including the dividends on the Series A Preferred Stock.

Note 15 – Related Party Transactions

Investment in Unconsolidated Entity
On August 24, 2009, we entered into a securities investment and subscription agreement (SISA) with Think Holdings, the majority owner of Think Global, a customer of EnerDel, and fulfilled our obligations, in February 2010, under the SISA with the purchase of 10,826,640 shares of Think Holdings’ Series B Stock for approximately $18.8 million.

On August 26, 2009, we entered into a purchase and assignment agreement with Bzinfin to acquire its rights under approximately $3.0 million of debt which Bzinfin lent to Think Global pursuant to a loan facility with Think Global and warrants to purchase 3,600,000 shares of common stock of Think Global (Bridge Loan).  As consideration, we issued to Bzinfin 896,986 shares of Ener1 common stock, valued at approximately $5.8 million.  We subsequently exchanged the Bridge Loan for 1,809,419 shares of Think Holdings Series B Stock and warrants to purchase additional shares of Think Holdings Series B Stock.  The total number of warrants is based on a predetermined percentage of Think Holdings fully diluted share capital.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2010, we entered into a second securities investment and subscription agreement (Second SISA) with Think Holdings and fulfilled our obligations in June 2010, under the Second SISA with the purchase of 7,500,000 shares of Series B Stock for approximately $11.9 million.

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

On October 25, 2010, Rockport Capital, an investor that purchased Series B Stock under the Second SISA exercised its rights under the Ener1 Put Option, transferred 7,500,000 shares of Series B Stock to Ener1 and Ener1 issued 3,131,250 unregistered shares of Ener1 common stock to the investor, which increased our investment in unconsolidated entity by approximately $12.4 million.  Ener1 also extended to this investor the right to transfer to Ener1 an additional 2,706,660 shares of Series B Stock under the same terms and conditions of the Ener1 Put Option (the Rockport Put Option).  The investor exercised this right and on October 25, 2010, transferred such additional shares of Series B Stock to Ener1 in exchange for 1,130,031 unregistered shares of Ener1 common stock, which increased our investment in unconsolidated entity by an additional $4.5 million.

We measured the remaining fair value of the Ener1 Put Option at December 31, 2010 and have recognized a gain on financial instruments of approximately $1.9 million for the year ended December 31, 2010.  See Note 9, Fair Value of Derivative and Financial Instruments.

At December 31, 2010, we controlled approximately 48% of the outstanding voting power in Think Holdings and Mr. Gassenheimer and Mr. Baker, who serve on the Board of Ener1, also serve on the board of directors of Think Holdings.  We continue to monitor our activity with Think Holdings for potential transactions that may require the consolidation of the accounts of Think Holdings with the accounts of Ener1.

The components of the investment in the unconsolidated entity are as follows (in thousands):

	December 31,
	2010	2009

Balance, beginning of year	$19,177	$-
Cash investment, SISA	5,752	13,022
Equity investment	-	5,830
Cash investment, Second SISA	11,867	-
Cash investment, Other	9	325
Ener1 Put Option, at inception	4,945	-
Ener1 Put Option, exercised	12,400	-
Rockport Put Option, exercised	4,475	-
Balance, end of year	$58,625	$19,177

In accordance with applicable accounting standards, we have accounted for this investment under the cost method, as the Series B Stock is not considered to be equivalent to common stock for accounting purposes.  We review this investment for potential impairment at each reporting period using a three-step process.  In the first step we determine if impairment indicators are present.  If an impairment indicator is present then the second step of the test is to determine if the impairment is temporary or other than temporary.  If the impairment is other than temporary, then the last step is to determine the fair value of the investment and record an impairment loss for the difference between the fair value and the cost of the investment.

Based on our review of this investment at December 31, 2010, we determined no impairment indicators were present and as a result we are not estimating the fair value of the investment at December 31, 2010 and concluded that the investment is not subject to impairment.  We continue to evaluate whether events and circumstances have occurred to determine if impairment indicators are present.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2011, we entered into an expanded put right agreement (the Expanded Put Right) with Investinor AS (Investinor), an existing shareholder of Think Holdings.  Pursuant to the Expanded Put Right, Investinor provided $2.5 million in bridge financing to Think Holdings and waived certain shareholder rights in Think Holdings.  In connection with the bridge financing by Investinor, Ener1 agreed that Investinor could require Ener1 to issue shares of Ener1 common stock to Investinor in exchange for their shares of Series B Stock into which such bridge financing would be converted.

When Investinor exercises the Expanded Put Right, each share of Series B Stock will be equal to the then current United States dollar equivalent of 10 Norwegian Kroner per share.  The Ener1 common stock issued in exchange for Series B stock will be valued at the greater of (i) the preceding 15-day volume weighted average price of Ener1 common stock or (ii) $4.00 per share.  Investinor has until May 2011 to exercise the Expanded Put Right and, upon exercise, would receive unregistered shares of Ener1 common stock. Ener1 has agreed to register for resale all of the shares of Ener1 common stock that may be issued in connection with the Expanded Put Right.

We also extended to Investinor, under the Expanded Put Right, the right to transfer to Ener1 an additional 3,007,400 shares of Series B Stock under the same terms and conditions of the Expanded Put Right.  Investinor also has the right to transfer to Ener1 2,000,000 shares of Series B Stock under the Ener1 Put Option which is now encompassed under the Expanded Put Right and each share of Series B Stock will be equal to the then current United States dollar equivalent of 10 Norwegian Kroner per share.

In accordance with applicable accounting standards, in January 2011, we initially recognized the fair value of the Expanded Put Right by increasing the investment in unconsolidated entity by approximately $731,000.  Under the Expanded Put Right, Investinor is limited in the amount of shares of Series B Stock that may be exchanged in any 30 day period to $3.0 million in aggregate value of Ener1 shares of common stock.  If Investinor were to exercise their rights under the Expanded Put Right in full, Investinor could require Ener1 to issue approximately 2.7 million shares of Ener1 common stock in exchange for approximately 6.5 million shares of Series B Stock, increasing our control over the outstanding voting power of Think Holdings to greater than 50% (assuming no additional voting securities of Think Holdings are issued and we do not transfer any of our Think Holdings securities) which would require the consolidation of the accounts of Think Holdings with the accounts of Ener1 on such date of exercise.

In January 2011, Investinor attempted to exercise its rights under the Expanded Put Right, but Ener1 is contesting the exercise at this time and has not issued any shares of Ener1 common stock to Investinor in exchange for Series B Stock.

Accounts Receivable
As of December 31, 2010, the accounts receivable balance with Think Global totaled approximately $13.6 million, of which $8.5 million is past due.  As of February 28, 2011, the accounts receivable balance is approximately $14.3 million, all of which is past due.  As of December 31, 2010 and February 28, 2011, we have not established an allowance for doubtful accounts as management believes the accounts receivable balance is collectible.  Although there remains a possibility that we may receive cash in payment of these past due accounts receivables, we currently expect to accept additional equity in Think Holdings for at least a portion of these receivables.

Loan Receivable
In October 2010, we made short-term working capital loans to Think Holdings totaling $6.4 million, with an interest rate of 5.0% per annum, originally scheduled to mature on December 31, 2010.  In November 2010, we issued 625,000 shares of Ener1 common stock to an existing debtor of Think Holdings in exchange for that debtor’s $2.5 million receivable from Think Holdings, with an interest rate of 5.0% per annum, originally scheduled to mature on December 31, 2010.  We may, at our option, convert the foregoing loans, which total approximately $9.0 million, including accrued and unpaid interest, into shares of Think Holdings Series B Stock.
On February 28, 2011, we extended the maturity date of the foregoing loans made to Think Holdings that were originally scheduled to mature on December 31, 2010 to mature on May 1, 2011.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2010, we entered into a revolving line of credit agreement (Revolving LOC Agreement) with Think Holdings and established a line of credit for Think Holdings in the aggregate principal amount of $5.0 million, with an original maturity date of February 28, 2011.  On February 28, 2011, we amended the Revolving LOC Agreement (Amended Revolving LOC Agreement) with Think Holdings and increased the principal amount from $5 million to $15 million and extended the maturity date to March 31, 2011.  All funds advanced to Think Holdings under the Revolving LOC Agreement and the Amended Revolving LOC Agreement bear interest at a rate of 12% per annum and are secured by the assets and properties of Think North America, Inc., an indirect subsidiary of Think Holdings, pursuant to a security agreement.   During January 2011, we advanced approximately $2.8 in working capital loans to Think Holdings and on February 28, 2011, in connection with the amendment to the Revolving LOC, we applied the working capital advances to the outstanding balance pursuant to the Amended Revolving LOC Agreement.  Think Holdings has currently borrowed $7.8 million under the Amended Revolving LOC Agreement.  On March 9, 2011, we extended the maturity date of the Amended Revolving LOC Agreement from March 31, 2011 to May 1, 2011.

The components of the loan receivable, including accrued interest receivable, are as follows (in thousands):

	December 31,
	2010	2009

Balance, beginning of year	$-	$-
Advances	5,000	-
Repayments	-	-
Other	9,048	-
Balance, end of year	$14,048	$-

Convertible Line of Credit
In December 2008, we entered into a $30.0 million line of credit agreement (the LOC Agreement) with Ener1 Group for a period of 18 months or until we complete a public equity offering, whichever occurred earlier. All amounts borrowed under the LOC Agreement bear interest at 8% per annum.  We were obligated to issue to Ener1 Group warrants to purchase shares of Ener1 common stock each time an advance was made under the LOC Agreement equal to the amount of the advance divided by $20, with an exercise price equal to $8.25 per share.  All warrants were immediately exercisable and expire two years after issuance.

On August 26, 2009, Ener1 Group entered into a novation and assignment agreement with Bzinfin, under which Ener1 Group assigned to Bzinfin all of its rights and obligations under the LOC Agreement.  Simultaneously, Ener1 entered into an amended and restated line of credit agreement (the A&R LOC Agreement) providing Bzinfin, among other rights, the right to convert the first $8.0 million of principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and any remaining principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.  Based on the closing stock price of Ener1 on August 26, 2009, a beneficial conversion value of approximately $2.8 million was recorded as a reduction in proceeds and was amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement, using the effective interest method.

The A&R LOC Agreement is with a different lender than the original LOC Agreement.  As a result, the unamortized debt discount, related to the fair value of 512,500 warrants previously issued, of $0.7 million as of August 26, 2009, was charged to paid-in capital as early extinguishment of debt.

In August 2009, we classified a $1.5 million working capital advance, received from Bzinfin in May 2009, under the A&R LOC Agreement and in accordance with the terms of the agreement issued to Bzinfin warrants to purchase up to 75,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.2 million was recorded as a reduction in proceeds and was amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2010, we borrowed $5.0 million under the A&R LOC Agreement and, in accordance with the terms of the agreement, issued to Bzinfin warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.3 million was recorded as a reduction in proceeds and amortized to interest expense over the remaining 5 month term of the A&R LOC Agreement.

We did not repay the amount outstanding under the A&R LOC Agreement when it matured on July 1, 2010, as we were in negotiations at such time to amend the conversion terms.  On August 3, 2010, we agreed with Bzinfin that all the outstanding principal and accrued interest of approximately $18.4 million under the A&R LOC Agreement would be converted into 5,398,785 unregistered shares of Ener1 common stock at the amended conversion price of $3.40 per share, resulting in $6.8 million in debt conversion expense.

In addition, as an inducement to agree to the amended conversion terms, Ener1 issued to Bzinfin a warrant to purchase up to 863,806 shares of Ener1 common stock at an exercise price of $3.40 per share (the Class A Bzinfin Warrant) and a warrant to purchase up to 1,457,672 shares of Ener1 common stock at an exercise price of $4.25 per share (the Class B Bzinfin Warrant), resulting in $5.9 million in additional debt conversion expense.  The Class A and Class B Bzinfin Warrants are immediately exercisable and expire five years from the date of issuance.

From July 2, 2010 to August 2, 2010, interest accrued on the outstanding amounts under the A&R LOC Agreement at an annual rate of 15%.  Ener1 agreed to make a cash payment on behalf of Bzinfin equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the A&R LOC Agreement from February 2009, the date of inception, to August 2, 2010, the date of conversion, of approximately $527,000, which was recorded as debt conversion expense.

Securities Purchase Agreements with Ener1 Group
On June 1, 2010, we entered into a securities purchase agreement (June SPA) with Ener1 Group, which owned approximately 51% of our outstanding common stock as of such date, before giving effect to the transaction contemplated by the June SPA.  Effective June 9, 2010, pursuant to the June SPA, Ener1 Group purchased, for an aggregate purchase price of $65 million, 18,678,161 unregistered shares of Ener1 common stock, a warrant to purchase 3,000,000 shares of Ener1 common stock at an exercise price of $3.48 per share (the Class A Warrant) and a warrant to purchase 5,000,000 shares of Ener1 common stock at an exercise price of $4.40 per share (the Class B Warrant).  The Class A Warrant and Class B Warrant became exercisable on December 16, 2010 and expire on December 16, 2015. Ener1 received proceeds from the sale of $63.5 million after deducting legal fees and expenses of approximately $1.5 million.

On June 3, 2010, Ener1 Group transferred 18,000,000 shares of Ener1 common stock to two Ener1 shareholders, and effective June 9, 2010 purchased 18,678,161 shares of Ener1 common stock from us pursuant to the June SPA for an aggregate purchase price of $65 million.

On September 21, 2010, we entered into a securities purchase agreement (September SPA) with Ener1 Group under which Ener1 Group agreed to purchase 5,665,723 unregistered shares of Ener1 common stock, a warrant to purchase 910,000 shares of Ener1 common stock at an exercise price of $3.53 per share (the Class C Warrant) and a warrant to purchase 1,516,670 shares of Ener1 common stock at an exercise price of $4.46 per share (the Class D Warrant).  The warrants become exercisable on March 21, 2011 and expire on March 21, 2016.  The closing of the transaction pursuant to the September SPA was effective on October 1, 2010.

On October 1, 2010, we entered into a securities purchase agreement (October SPA) with Ener1 Group under which Ener1 Group agreed to purchase 1,083,714 unregistered shares of Ener1 common stock, a warrant to purchase 174,062 shares of Ener1 common stock at an exercise price of $3.7877 per share (the Class E Warrant) and a warrant to purchase 290,102 shares of Ener1 common stock at an exercise price of $4.79 per share (the Class F Warrant).  The warrants become exercisable on April 1, 2011 and expire on April 1, 2016.  The closing of the transaction pursuant to this SPA was effective on October 1, 2010.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the September SPA and the October SPA, Ener1 Group purchased a total of 6,749,437 shares of Ener1 common stock for an aggregate purchase price of $24.1 million.  We received proceeds from the sale of $23.7 million after deducting legal fees and expenses of approximately $450,000.

Ener1 Group obtained the funds to purchase the Ener1 securities under the June SPA, the September SPA and the October SPA from loans extended by JSC VTB Bank (the Bank Loan).  Ener1 Group has pledged shares of Ener1 common stock that it owns to JSC VTB Bank to secure the Bank Loans, which pledged shares, as of the date of this Report, represent approximately 40% of the outstanding shares of Ener1 common stock.  Ener1 Group is required to maintain a collateral coverage ratio of 0.4:1 so long as the Bank Loans remain outstanding, and in order to do so it may be required from time to time to pledge additional shares of Ener1 common stock that it owns.  Mr. Zingarevich has personally guaranteed 75% of the aggregate principal amounts of the Bank Loans.  Mr. Zingarevich, as the owner of Ener1 Group, is obligated to pay the accrued interest.

Transactions with Ener1 Group
Ener1 Group and its subsidiaries have from time to time used various services, facilities and employees of Ener1. Ener1 billed Ener1 Group and its subsidiaries for the actual costs incurred. Similarly, Ener1 has from time to time used various services, facilities and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual costs incurred.  As of December 31, 2010, there were no outstanding balances for amounts owed to or from Ener1 Group.

Other Transactions
Mr. Baker, who serves on the Board of Directors of Ener1, receives compensation from Think Global for consulting services performed on behalf of Think Global.

Mr. Kasagawa, who serves on the Board of Directors of Ener1, is the chief financial officer of the Aerospace and Industrial Systems Division of Itochu.  During 2010, Ener1 sold an aggregate of $10 million in Convertible Notes to Itochu.  See Note 8, Short-Term and Long-Term Borrowings.

Note 16 – Acquisition

Ener1 Korea, Inc.
We acquired Ener1 Korea on October 24, 2008 and as consideration in the acquisition, we paid $0.6 million in cash and issued 5,000,000 shares of Ener1 common stock and warrants to purchase 2,560,000 shares of Ener1 common stock at an exercise price of $7.50 per share. The warrants were immediately exercisable, contain a cashless exercise provision and expired in October 2010.  In addition, we incurred $1.2 million of third party transaction costs for total purchase consideration of $47.4 million.   The following table presents the components of the purchase consideration (in thousands):

Cash	$600
Common stock	36,825
Warrants to purchase common stock	8,781
Transaction costs	1,202
Total Estimated Purchase Consideration	$47,408

The purchase price attributable to the shares of Ener1 common stock was estimated by management based on the average closing price of Ener1’s common stock, as reported on the American Stock Exchange, for the five day period before and after October 16, 2008, the date that the terms of the acquisition were announced.  Based on the average closing price of our common stock of $7.36 per share, approximately $36.8 million of the purchase price was attributable to the common stock.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price attributable to the warrants to purchase shares of Ener1 common stock was estimated by management on the date of grant using a Black-Scholes option valuation model.  Based on the fair value of the warrants of $3.43 per share, approximately $8.7 million of the purchase price was attributable to the warrants.  The fair value of the warrants was estimated with the following key assumptions:

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

In January 2009, we purchased an additional ownership interest in Ener1 Korea by issuing 385,936 shares of Ener1 common stock, to existing Ener1 Korea shareholders, valued at approximately $2.6 million based on the closing stock price of $6.73 per share on the effective date of the closing.   As a result, our ownership interest in Ener1 Korea increased from 83% to 89%, on a fully diluted basis and has been accounted for as an equity transaction.  See Note 14, Noncontrolling Interests.

The following unaudited pro forma condensed combined financial information is based on the historical financial statements of Ener1 and Ener1 Korea. The unaudited pro forma condensed combined statements of operations for the twelve months ended December 31, 2008 is presented as if the acquisition had taken place on January 1, 2008 by combining the historical results of Ener1 and Ener1Korea.

The unaudited pro forma condensed combined results were as follows:

Ener1, Inc.
Unaudited Pro Forma Condensed Combined Statements of Operations
For the Year Ended December 31, 2008
(In thousands, except share data)

	Historical Ener1 Year Ended December 31, 2008	Historical Ener1 Korea Ten Months Ended October 31, 2008	Pro Forma Adjustments		Pro Forma Condensed Combined
Net sales	$6,848	$35,600	$(2,721	)(a)	$39,727
Cost of sales	4,661	30,912			35,573
Gross profit	2,187	4,688	(2,721)		4,154
Operating expense	36,092	4,633	(2,191	)(a), (b)	38,534
Total other expenses	(17,432)	(3,969)	(667	)(c)	(22,068)
Income tax expense (benefit)	(184)	271			87
Net income (loss)	(51,153)	(4,185)	(1,197)		(56,535)
Net income (loss) attributable to noncontrolling interest	1,307	-	(915	)(d)	392
Net income (loss) attributable to Ener1, Inc.	$(52,460)	$(4,185)	$(282)		$(56,927)
Preferred stock dividends	-	-			-
Net loss attributable to common shareholders of Ener1, Inc.	$(52,460)	$(4,185)	$(282)		$(56,927)

Weighted average shares outstanding	103,382		5,000	(e)	108,382

Net income (loss) per share-basic and diluted	$(0.51)				$(0.53)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)	Reduce net sales and operating expenses for intercompany transactions relating to purchases by Ener1 of products from Ener1 Korea.
(b)	Increase to depreciation and amortization from the fair value of certain tangible and identifiable intangible assets for ten months. Two months are included in the historical Ener1 total.
(c)	Increase to interest and discount expense relating to convertible bonds for ten months. Two months are included in the historical Ener1 total.
(d)	Net income (loss) attributable to noncontrolling interest reflects an adjustment to the allocable portion of pro forma net income (loss).
(e)	Adjustment to record the weighted average impact of 5,000,000 shares of Ener1 common stock issued in connection with the acquisition of Ener1 Korea.

Note 17 – Operating Segment and Geographic Information

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

As of December 31, 2010, we have identified three reportable operating segments: battery, fuel cell and nanotechnology.  The battery business designs, develops and manufactures high-performance, prismatic, rechargeable, lithium-ion batteries and battery systems for energy storage in the transportation, grid energy storage and small pack, or consumer cell products market.  The fuel cell business develops and markets fuel cells and fuel cell systems. The nanotechnology business develops nanotechnology related manufacturing processes and materials.

Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price.   The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies.

The following table provides summarized financial information regarding our reportable operating segments (in thousands):

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2010	2009	2008
Net sales:
Battery	$77,278	$34,573	$6,730
Fuel Cell	91	7	33
Nanotechnology	-	-	-
Unallocated	37	220	85
Total Net Sales	$77,406	$34,800	$6,848

Depreciation and amortization expense:
Battery	$9,642	$7,387	$1,730
Fuel Cell	78	72	53
Nanotechnology	24	27	18
Unallocated	86	191	219
Total depreciation and amortization expense	$9,830	$7,677	$2,020

Interest expense:
Battery	$1,222	$1,257	$91
Fuel Cell	-	-	-
Nanotechnology	-	-	-
Unallocated	8,630	4,553	21,687
Total interest expense	$9,852	$5,810	$21,778

Corporate allocations:
Battery	$14,193	$10,625	$8,800
Fuel Cell	995	946	2,570
Nanotechnology	309	299	617
Corporate	(15,497)	(11,870)	(11,987)
	$-	$-	$-
Net loss attributable to Ener1, Inc.
Battery	$(46,519)	$(45,210)	$(27,943)
Fuel Cell	(3,572)	(3,692)	(6,587)
Nanotechnology	(1,048)	(1,217)	(1,771)
Reconciling amounts	(17,662)	(885)	(16,159)
Net loss attributable to Ener1, Inc.	$(68,801)	$(51,004)	$(52,460)

	December 31,
	2010	2009
Assets:
Battery	$258,629	$142,864
Fuel Cell	803	438
Nanotechnology	61	146
Unallocated	137,051	30,959
Total assets	$396,544	$174,407

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Corporate allocations represent corporate level activity including, but not limited to, salary and benefits, stock-based compensation, and legal and professional fees which are allocated to each segment on a pro-rata basis based on the actual operating expense of each segment.  Reconciling amounts represent corporate level activity not specifically attributed to a segment.

The following table provides certain information by geographic area (in thousands).  Net sales attributed to geographic areas are based on the location where the sale originated.

	December 31,
	2010	2009	2008
Net sales:
U.S.	$69,224	$22,915	$4,877
South Korea	54,388	24,306	5,544
Intersegment transfers	(46,206)	(12,421)	(3,573)
Total net sales	$77,406	$34,800	$6,848

Net income (loss) attributable to Ener1, Inc.
U.S.	$(67,227)	$(47,079)	$(52,710)
South Korea	(1,780)	(1,016)	638
Intersegment transfers	206	(2,909)	(388)
Net loss attributable to Ener1, Inc.	$(68,801)	$(51,004)	$(52,460)

	December 31,
	2010	2009
Assets:
U.S.	$318,077	$111,702
South Korea	78,467	62,705
Total assets	$396,544	$174,407

Note 18 – Commitments and Contingencies

Litigation
Ener1 receives communications from time to time alleging various claims. These claims may include, but are not limited to, product liability claims, employment matters, collections of accounts payable, product liability claims, and allegations that certain of its products infringe the patent or other intellectual property rights of other third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.  As of December 31, 2010, there were no material pending legal proceedings.

Purchase Commitments
Ener1 has outstanding commitments with and has submitted purchase orders to various suppliers to purchase machinery, equipment and inventory.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $24.8 million as of December 31, 2010.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Change in Control Provisions in Certain Agreements
Ener1 has entered into employment agreements with certain key employees and executive officers requiring Ener1 to make severance payments to these individuals if their employment is terminated under circumstances specified in the agreements.  The maximum contingent liability pursuant to these provisions is $2.1 million.

Lease Commitments
In addition to capital leases discussed in Note 8, Short-Term and Long-Term Borrowings, we also lease facilities, office space and vehicles pursuant to lease agreements that have been classified as operating in nature.  Following is a summary of the future minimum lease payments due under capital and operating leases, with terms of more than one year at December 31, 2010, together with the net present value of the minimum payments due under capital leases (in thousands):

	Capital Leases	Operating Leases
Years Ending December 31,
2011	$3,103	$2,113
2012	393	1,251
2013	34	739
2014	8	568
2015	3	582
Thereafter	-	695
Total minimum lease payments	3,541	$5,948
Less: amounts representing interest	(234)
Present value of net minimum lease payments	3,307

Rent expense under these leases totaled approximately $2.7 million, $1.9 million and $1.5 million in 2010, 2009 and 2008, respectively.

Other Commitments
In August 2010, we established the terms and conditions of the 2010 Cash Incentive Program (the 2010 Program) to provide employees participating in the 2010 Program the ability to earn an incentive bonus, ranging from 10% to 105% of the individual’s base salary, depending on their position at Ener1 and the achievement of certain targets with respect to Ener1’s financial results and other milestones.  The Compensation Committee of the Board of Directors has final discretion over the bonus amounts.  As of December 31, 2010, we were committed to pay approximately $2.2 million which is recorded in these accompanying financial statements.

In August 2009, we were awarded a grant for $118.5 million from the Department of Energy, under the Advanced Battery Manufacturing Initiative (ABMI) to help finance our United States battery plant capacity expansion.  We are reimbursed under the grant as we make equipment purchases, and we are required to match grant proceeds with an equal amount of our own funds.  Using funds provided under the ABMI, we are expanding our production capacity in the United States.  Through December 31, 2010, we have been reimbursed from the DOE for approximately $44.7 million for manufacturing engineering, building improvements, manufacturing equipment and application engineering expenditures.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 – Subsequent Events

In January 2011, we entered into a joint venture agreement (the JV Agreement) with Wanxiang EV Co. Ltd (Wanxiang), which operates the electric vehicle division of Wanxiang Group, to form a joint venture company (the Joint Venture) to design, manufacture, sell and service lithium-ion battery cells and lithium-ion battery packs, primarily in China, Hong Kong, Taiwan and Macau.  The Joint Venture will be a limited liability company, established under the laws of the People’s Republic of China.

The Joint Venture will be established upon receipt of certain Chinese governmental approvals, which we anticipate will be received within 90 days from the date of the JV Agreement.  The Joint Venture will be based in Hangzhou, China.  Wanxiang will appoint the chief executive officer and chief operating officer of the Joint Venture and we will appoint the chief financial officer and chief technology officer.

The Joint Venture parties have agreed to initially invest approximately $120 million in the Joint Venture.  Wanxiang will contribute $72 million and own 60% of the equity of the Joint Venture and Ener1 will contribute $48 million and own 40% of the equity of the Joint Venture.  The initial ownership percentages may change based on future equity contributions made by the parties or by any new investor in the Joint Venture.  However, as noted in the JV Agreement, Wanxiang will always maintain a minimum 51% equity stake in the Joint Venture pursuant to the terms of the JV Agreement.  The parties further agreed that the Joint Venture may obtain up to $175 million in bank financing in order to fund additional capital needs.

Wanxiang’s initial contribution of $72 million will be made in the form of property, plant and equipment totaling approximately $36 million within 60 days of the establishment of the Joint Venture and the remaining $36 million in cash over a two-year period thereafter ($12 million of property, plant and equipment will be contributed for use in connection with the Joint Venture’s battery pack manufacturing operations and the remaining $24 million will be contributed for the purchase of additional property, plant and equipment in connection with the Joint Venture’s cell manufacturing operations). Of our total cash contribution of $48 million, $8 million will be used in connection with the Joint Venture’s battery pack manufacturing operations (payable in two equal installments of $4 million) and the remaining $40 million will be used in connection with the Joint Venture’s battery cell manufacturing operations.  We expect to raise the capital to fund our initial $8 million contribution, the first half of which is due within sixty (60) days of the signing of the JV Agreement and the second half within two (2) years, through sale of our common stock.  We expect to finance our remaining $40 million contribution, which is due within two (2) years of the signing of the JV Agreement, through non-recourse debt secured by our equity stake in the Joint Venture as collateral.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In thousands, except per share amounts	2010
Net sales	$10,975	$16,051	$17,262	$33,118
Gross profit	1,147	2,069	2,098	8,553
Net loss attributable to Ener1, Inc. (1)	(15,337)	(15,611)	(26,949)	(10,904)
Net loss per share attributable to Ener1, Inc.:
Basic (2)	$(0.12)	$(0.12)	$(0.18)	$(0.07)
Diluted	$(0.13)	$(0.12)	$(0.18)	$(0.08)

	2009
Net sales	$8,192	$7,537	$8,117	$10,954
Gross profit	1,389	1,177	424	1,078
Net loss attributable to Ener1, Inc.	(7,308)	(12,861)	(15,837)	(14,998)
Net loss per share attributable to Ener1, Inc.:
Basic (2)	$(0.06)	$(0.11)	$(0.14)	$(0.13)
Diluted	$(0.08)	$(0.11)	$(0.14)	$(0.12)

(1)
During the fourth quarter of 2010, the Company capitalized approximately $1.1 million of interest expense that should have been capitalized in the first three quarters of 2010.  The adjustment had an insignificant effect on the 2010 annual and quarterly periods based on a quantitative and qualitative evaluation in relation to all affected periods and line items.

(2)
Earnings per share in each quarter is computed using the weighted average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted average number of shares outstanding during the year.  Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the time periods specified in the Commission's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that as of December 31, 2010, such disclosure controls and procedures were effective.

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

Our management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.	Other Information
None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors are elected for a term of one year and until their successors are elected and qualified.  Our directors and executive officers, together with biographical summaries and business experience during the past five years and directorships of other public corporations during the past five years, are set forth below.

Name	Age	Position
Charles Gassenheimer	37	Director, Chief Executive Officer and Chairman of the Board
Kenneth Baker	63	Director
Nora Brownell	63	Director
Elliot Fuhr	51	Director
William E. James	65	Director
Greg Kasagawa	51	Director
Stanislav Shekshnia	46	Director
Thomas Snyder	66	Director
Boris Zingarevich	51	Director
Jeffrey Seidel	48	Chief Financial Officer
Richard Stanley	54	Chief Operating Officer; President, EnerDel, Inc.
Robert Kamischke	56	Chief Accounting Officer; Vice President of Finance
Naoki Ota	44	Chief Technology Officer
Ulrik Grape	50	Executive Vice President; President, Ener1 Europe
Nicholas Brunero	32	Vice President and General Counsel

Charles Gassenheimer has been our Chief Executive Officer since August 2008 and the Chairman of the Board since November 2007.  He has served as a director since January 2006.  Mr. Gassenheimer has also served as the Chief Executive Officer and a director of Ener1 Group since January 2006.  From 2002 through 2005, Mr. Gassenheimer was portfolio manager of Satellite Asset Management's Convertible Arbitrage Division and managing director and portfolio manager of its Private Investment Group.  From 2001 through 2002, he was a portfolio manager and head of the distressed securities investment group at Tribeca Investments (Citigroup Global Investments).  Prior to 2001, Mr. Gassenheimer also was a vice president with Credit Suisse First Boston, where he served as investment manager of a proprietary hedge fund focused on private investments in public equity securities, and a turnaround management consultant at Coopers & Lybrand.  Mr. Gassenheimer has a bachelor of arts degree in Economics from the University of Pennsylvania.  The Board concluded that Mr. Gassenheimer should serve as a Director based on his extensive background in financial planning and analysis and capital markets expertise, particularly with respect to small and mid-cap growth companies, and his senior leadership experience and extensive Company knowledge gained from serving as the Company’s Chief Executive Officer.

Kenneth Baker has served as a Director since July 2007.  Since November 1999, Mr. Baker has served as president and chief executive officer and member of the board of trustees of Altarum Institute, a nonprofit research institute that conducts research in the areas of national defense, healthcare, homeland security and environment.  Prior to that, he served as an executive at General Motors for over 30 years until his retirement in 1999, including as vice president of global research and development and program manager of electric vehicles.  He was the founding chairman of the USABC, the organization partially funding our lithium-ion battery development, and has served as chairman from 1991 to 1993.  Mr. Baker graduated with a bachelor of sciences degree in mechanical engineering from Clarkson University.  He currently serves on the board of directors and is a member of the audit and compensation committees for AeroVironment, Inc. and Millenium Cell, Inc.  The Board concluded that Mr. Baker should serve as a Director based on his long-term automotive industry experience as an executive with a focus on the development of alternative energy, his deep institutional knowledge of original equipment manufacturers and suppliers in the automotive industry segment, his scientific and technical background and his knowledge and expertise in lithium-ion batteries, electric vehicles and alternative energies.  Mr. Baker also brings to the Board public company board experience and financial and accounting experience.

Nora Brownell was elected to serve as a Director in December 2010. Ms. Brownell is the Chairperson of the Board’s Nomination and Governance Committee and also serves on the Board’s Audit Committee.  Since 2009, Ms. Brownell has been the founding partner of ESPY Energy Solutions, LLC, a woman-owned independent energy consulting company providing strategic planning, marketing, business, regulatory and technical expertise to energy utilities, energy equipment manufacturing and supply companies and financial institutions evaluating investments in the energy sector. Ms. Brownell was the sole proprietor of BC Consulting, an energy consulting company, from 2006 through 2009. Ms. Brownell was appointed as a commissioner of the Federal Energy Regulatory Commission in 2001 and served as commissioner until 2006. As commissioner, Ms. Brownell was an advocate for the development of regional transmission organizations, markets for wholesale power and national energy infrastructure development. Prior to her appointment to the Federal Energy Regulatory Commission, Ms. Brownell served as president of the National Association of Regulatory Utility Commissioners from 2000 through 2001 and was a commissioner of the Pennsylvania Public Utility Commission from 1996 through 2001. Ms. Brownell served as the senior vice president for Meridian Bancorp, Inc.’s Corporate Affairs Unit from 1992 through 1996. Ms. Brownell is a visiting scholar at Vermont Law School and a guest lecturer at the University of Idaho. She has also previously lectured at New York University Law School. Ms. Brownell is a member of the board of directors of Oncor, Inc., Comverge, Inc., and Spectra Energy Partners. Ms. Brownell also serves as an emeritus member of the GridWise Architecture Council and serves on the advisory board of Starwood Energy Fund. Ms. Brownell attended Syracuse University. The Board concluded that Ms. Brownell should serve as a Director based on her deep knowledge of the public utility sector, her experience in the energy industry, her experience with government relations, and because of her public company board experience.  Ms. Brownell also brings to the Board financial and accounting experience gained from her service on audit committees of other companies, as well as positions held with the Federal Energy Regulatory Commission and Pennsylvania Public Utility Commission.

Elliot Fuhr has served as a Director since January 2008.  Mr. Fuhr is also the Chairman of the Board’s Audit Committee.  As a senior managing director at FTI Consulting, Inc., a global business advisory firm, since August 2002, Mr. Fuhr specializes in assisting senior management and boards of directors in the areas of performance improvement, financial and operational restructuring, mergers and acquisitions, divestitures, business planning and rapid implementation projects.  He has broad industry experience including engagements with automotive, apparel, retail, technology, manufacturing, services, chemical, and oil and gas companies. Mr. Fuhr has led or is leading several FTI firm-wide initiatives, including business quality, learning and education, business performance improvement and key client programs. He has over 24 years of experience in consulting and restructuring businesses. Mr. Fuhr was previously a partner at PricewaterhouseCoopers LLP in the business recovery services division and held several chemical engineering positions at Exxon.  Mr. Fuhr graduated with a degree in chemical engineering from the University of Pennsylvania and a master degree in business administration from the New York University Stern School of Business.  The Board concluded that Mr. Fuhr should serve as a director based on his expertise in restructuring, business consulting, financial management and organizational behavior as well as his financial and accounting experience and knowledge of the energy industry.

William E. James was elected to serve as a Director in December 2010. Mr. James serves on the Board’s Compensation Committee.  Mr. James has been the managing general partner of Rockport Capital Partners, a venture capital firm that partners with clean tech companies, since 2000. Mr. James was the chairman and chief executive officer of Citizens Corporation from 1988 to 1996, an independent energy company he co-founded which pioneered the unregulated marketing and trading of crude oil and petroleum products, natural gas, and electricity and expanded into oil exploration and energy conservation. In 1994, he co-founded Citizens Lehman Power, a joint venture between Lehman Brothers and Citizens that was the nation’s first electricity trading and asset acquisition/restructuring company. Mr. James was a member of the executive committee of Peabody Energy Corporation from 1997 to 1998. Mr. James currently serves on the board of directors of Peabody Energy Corporation and MicroSeismic, Inc. He is co-founder and member of the advisory board of the Center for Regenerative Medicine at Massachusetts General Hospital, and co-founder and member of the Defense Venture Catalyst Initiative. Mr. James is an alumnus and member of the advisory board of the National Peace Corps Association (Kenya) and also serves as director and former acting chairman of the African Wildlife Foundation, Trustee of the Cape Ann Museum, and Governor of the Colby College Museum. Mr. James is a graduate of Colorado College with a bachelor of art degree in history. The Board concluded that Mr. James should serve as a Director based on his extensive knowledge of alternative energy investments and the energy industry and business development relationships as well as his public company board experience.

Greg Kasagawa was elected to serve as a Director in December 2010.  Mr. Kasagawa has almost 30 years of experience in the fields of aerospace, defense, information technology and electronics. Mr. Kasagawa has served as the chief operating officer of the Aerospace and Industrial Systems Division of Itochu Corporation, a trading company of various products, including but not limited to, machinery, technology, electronics and energy, since April 2009. At his current position, Mr. Kasagawa leads a 1,000-person business unit which provides aerospace and defense solutions to the Japanese government and industrial customers, as well as machinery and equipment to industrial customers around the world. Mr. Kasagawa was the chief operating officer of the Aerospace and Electronic Systems Division of Itochu Corporation from April 2006 through April 2009. Mr. Kasagawa was a general manager of the Aerospace Department of Itochu Corporation from April 2002 through April 2006. Mr. Kasagawa joined Itochu Corporation in 1981 and has since held various management positions primarily in the aerospace and defense segment, including ten years of assignments in the United States. Since 2009, Mr. Kasagawa has served on the board of directors of Ishikawa Seisakusho, Limited, a Japanese machinery and defense equipment manufacturer. He has also been a member of the advisory committee of Satellite Positioning and Application Center of Japan since 2007. Mr. Kasagawa graduated from the University of Tokyo with a degree in engineering with an emphasis in naval architecture and holds a masters degree in business administration from Cornell University. The Board concluded that Mr. Kasagawa should serve as a Director based on his institutional knowledge of our supply chain and global business affairs, including his knowledge of new product development and marketing strategies in emerging markets, including Asia, and his board experience, industry experience and senior leadership experience.

Stanislav Shekshnia was elected to serve as a Director in December 2010.  Dr. Shekshnia is the Chairman of the Board’s Compensation Committee and also serves on the Board’s Nomination and Governance Committee.  He has been an Affiliate Professor of Entrepreneurial Leadership at INSEAD Business School (Fontainebleau, France) since 2003. From 1991-2002, Dr. Shekshnia held positions of director of human resources, Central and Eastern Europe for Otis Elevator; president and chief executive officer, Millicom International Cellular, Russia and CIS; chief operating officer of VimpelCom; and chief executive officer of Alfa-Telecom. Dr. Shekshnia served as chairman of the board of directors of SUEK from 2004 to 2007 and of Vimpelcom-R from 2001 to 2002. Since 2007, Dr. Shekshnia has been an independent director of DTEK holdings BV. Since 2010, he has been an independent director at Naftna Industria Srbie. In 2002, Dr. Shekshnia co-founded Zest Leadership international consultancy, a consulting group focused on leadership, leadership development, organizational development and intercultural management. Dr. Shekshnia provides personal coaching to business owners and corporate executives. He is the author, co-author, or editor of seven books, including Russian management bestseller “Managing People in Contemporary Organization” (seven editions since 1995), “Kak Eto Skazat Po-Russki: Western Management Methods in Russia” (2003), “Corporate Governance in Russia” (edit. with S. Puffer and D. McCarthy, 2004), “The New Russian Business Leaders” (with M. Kets de Vries and associates, 2004) and “Coaching for Executives” (2010). He has published book chapters, articles, executive commentaries, interviews and case studies on corporate governance, entrepreneurship, leadership, people management, intercultural management and business and management in emerging markets. Dr. Shekshnia has a masters degree and a doctor of philosophy degree in economics from Moscow State University and a masters of business administration from Northeastern University. The Board concluded that Dr. Shekshnia should serve as a Director based on his extensive experience in organizational behavior, corporate strategy and international business affairs as well as his knowledge of corporate governance and his public company board experience.

Thomas Snyder has served as a Director since July 2007. Mr. Snyder is the Lead Director of the Board and is a member of the Board’s Audit Committee, Nomination and Governance Committee and Compensation Committee.  Mr. Snyder served as the president from 1994 and the chief executive officer from 2000 through 2006 of Remy International, Inc., a manufacturer in the automotive, heavy duty and transportation industry, in Anderson, Indiana.  Mr. Snyder led the management buyout of Delco Remy from General Motors in 1994.  Since July 2007, he has served as the president of Ivy Tech Community College of Indiana, a mid-west educational institution with over 100,000 enrolled students.  Mr. Snyder graduated from Kettering University with a degree in mechanical engineering and holds a masters degree in business administration from Indiana University.  The Board concluded that Mr. Snyder should serve as a Director based on his technical background and knowledge of the automobile industry as well as his leadership experience and financial and accounting experience gained from his senior executive positions held at Remy International, including holding both president and chief executive officer positions, as well as his current position as president of Ivy Tech Community College.

Boris Zingarevich has served as a director of Ener1, Inc. since June 2010.  Mr. Zingarevich co-founded Ilim Pulp Enterprises in 1992, building it into the largest vertically integrated forest products company in Russia.  He brings more than 30 years of experience overseeing the international operations and corporate strategies of businesses with complex manufacturing and delivery practices.  Mr. Zingarevich has served on the board of Ilim Group, a joint venture between Ilim Pulp and Memphis based International Paper (NYSE:IP), since it was formed in 2007.  With $2 billion in annual sales, Ilim Group is a strong international industry player with an emphasis on the Chinese market.  It is the largest such enterprise in Europe and the sixth largest in the world in forest reserves and timber-harvest rates.  In 2007, Mr. Zingarevich founded Ilim Timber Industry, which is based on former assets of Ilim Pulp that were not included in the joint venture with International Paper, and has served since then as chairman of the board.  Ilim Timber is a leading global manufacturer of dimensional lumber and plywood.  In 2010, the company acquired the two largest sawmills in Germany from the Klausner Group and entered the ranks of the top five milling companies in Europe according to production volume.  Mr. Zingarevich first invested in Ener1, Inc. in 2002.  Since then he has become the company’s principal shareholder, assisting with the capital formation of the business and reviewing capital investment in both the United States and South Korea.  He has worked closely with the company to assist in its global expansion.  Mr. Zingarevich has a degree in engineering from Leningrad State Technological University.  He is vice president of the Russian National Association of Pulp and Paper Manufacturers.  The Board concluded that Mr. Zingarevich should serve as a director based on his background in developing corporate strategies and his work with various businesses in emerging markets on the senior leadership level.

Jeffrey Seidel joined Ener1 in October 2008 as Vice President of Corporate Strategy, was promoted to Chief Strategy Officer in January 2010 and to Chief Financial Officer in September 2010.  Prior to joining Ener1, Mr. Seidel spent 19 years with Credit Suisse, an international financial services company, from October 1987 to March 2007, where he was global head of convertible research.  He had additional responsibilities for proprietary risk management of convertible bonds including growth companies from the alternative energy sector.  From March 2007 to October 2008, Mr. Seidel worked in the hedge fund industry as a portfolio manager in convertible arbitrage and special purpose acquisition company investing.  Mr. Seidel has a bachelor degree in economics from Kenyon College and a master of business administration in finance and international business from New York University.

Richard Stanley has been the President of EnerDel since September 2009 and became our Chief Operating Officer in September 2010.  Mr. Stanley has 30 years of global manufacturing and management experience and a record of creating new business lines. Previously, from 1998 to 2006, Mr. Stanley served as president of Remy, Inc., the largest division of Remy International, a leading manufacturer in the automotive, heavy duty and transportation industry, where he oversaw organic growth, new customer development and corporate acquisitions. At Remy, Mr. Stanley also gained experience in emerging markets and technologies working in the field of hybrid vehicle supply.  From 2007 to September 2009, Mr. Stanley was with ATC Technology Corporation, a logistics and remanufacturing services company, as president of their drivetrain division.  Prior to serving as president, from 1994 to 1998, Mr. Stanley was vice president and general manager of automotive systems at Remy International. Mr. Stanley holds a bachelor of science degree in mechanical engineering from the Rose-Hulman Institute of Technology, and a master of science in manufacturing management from Kettering University.

Robert Kamischke has been our Chief Accounting Officer and Vice President of Finance since September 2010, and has also been serving as our Chief Financial Officer of EnerDel since November 2008.  His financial leadership and strategic planning acumen has played an instrumental role in EnerDel’s transformation from a technology start-up firm to a commercial producer of lithium-ion battery energy storage systems.  Mr. Kamischke brings a breadth of experience from his 31-year career at General Motors (GM), where he worked until 2008, including as plant controller from 2004 to 2008. At GM, he led several high performance teams across multiple business units while serving on the corporate controllers staff. His diverse assignments included finance director of a major GM parts division, chief financial officer and treasurer of a mid-sized foreign manufacturing subsidiary, controller responsibilities for the Pontiac, Michigan, full-size truck assembly plant, and creating and implementing the GM service parts accessory distributor network. Mr. Kamischke notably served as director of finance and strategy for the storied GM EV1 components business unit which developed electric drive train and battery energy storage systems in the mid 1990s.  Mr. Kamischke holds a bachelor degree in accounting from Northern Michigan University and a master of sciences degree in manufacturing management from Kettering University.

Naoki Ota has been our Chief Technology Officer since September 2010.  From November 2007 to September 2010, Mr. Ota served as our Chief Operating Officer.  Mr. Ota had been the President and Chief Operating Officer of EnerDel since July 2005.  He has over 15 years of management, technical, operations and marketing experience in lithium-ion battery production and related industries. From May 2004 to April 2005, Mr. Ota was senior manager of technology marketing for Hitachi Chemical Research Center, Inc. After eight years of experience in the lithium-ion business in Japan from 1991 to 1999, he was with Quallion, LLC, a manufacturer of batteries for medical implants and aerospace applications. At Quallion, from November 1999 to March 2004, Mr. Ota held senior management positions in advanced material resources, application engineering and marketing and strategic planning.  He also has experience as a consultant for sourcing advanced materials for lithium batteries and other electrochemical devices. Mr. Ota earned a bachelor of applied chemistry degree from Osaka Prefacture University, Japan.

Ulrik Grape has been an Executive Vice President since January 2006 and in September 2009 was also appointed President of Ener1 Europe.   From January 2006 to March 2010, Mr. Grape served as Chief Executive Officer of EnerDel.  Ener1 Europe was created to meet growing demand for electric drive and battery technology among top European automakers as well as other business opportunities involving energy storage applications.  From 2004 to 2005, Mr. Grape was business development manager for Gold Peak Industries (N.A.), Inc. in connection with a joint venture between Gold Peak and Danionics A/S.  From 1994 to 2004, Mr. Grape was employed by Danionics A/S, an international lithium battery company headquartered in Denmark, where he was sales and marketing director and vice president, U.S. Prior to that, he was managing director for Volund A/S, a privately held Danish industrial group manufacturing mobile access platforms and other structures, and associate at Trap & Kornum A/S, a mergers and acquisition firm operating in the Scandinavian market. Mr. Grape earned a bachelor degree in international politics and affairs from Georgetown University and a master of business administration degree from French business school INSEAD.

Nicholas Brunero has been our Vice President and General Counsel since January 2010, and was previously our Vice President and Deputy General Counsel from March 2008 to December 2009.  Mr. Brunero also serves as Corporate Secretary and as a member of the Company’s Intellectual Property Committee.  From 2003 to 2008, Mr. Brunero was an attorney at the law firm of Duval & Stachenfeld LLP in New York, where his practice focused primarily on the representation of financial institutions and individuals in connection with commercial litigations, NASD and NYSE securities arbitrations, and SEC and FINRA investigations. Mr. Brunero received his bachelor of arts degree from Bates College and his juris doctorate degree from Brooklyn Law School.

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

Based solely upon our review of copies of such reports (and amendments thereto) which we have received during the year ended December 31, 2010, and written representations of the persons required to file such reports, we believe that all reporting persons timely filed all reports under Section 16(a) during fiscal year 2010, except for Mr. Ota, who filed two late Form 4s, filed on December 22, 2010 and December 29, 2010.

Code of Ethics

In March 2008, we adopted an amendment to our Business Code of Conduct (the Code), which was originally adopted in 2004.  The Code applies to our officers, directors and all of our employees, including our principal executive, financial and accounting officers, or persons performing similar functions. The Code provides written standards that are reasonably designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interests between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC or in other public communications we make; (3) compliance with applicable laws, rules and regulations; (4) the prompt internal reporting of violations of the Code to an appropriate person identified in the Code; and (5) accountability for adherence to the Code. Our Code was amended to include more detailed information on our policies, including, among others, policies on protecting proprietary or confidential information, and how to report potential violations of any of our policies.

A copy of the full text of the Code is available on our website, http://www.ener1.com, under Corporate Governance, which is found within Investor Relations, and is otherwise available in print to any shareholder who requests it.  We intend to disclose future amendments to certain provisions of our Code, or waivers from such provisions granted to executive officers and directors, on this website within four business days following the date of such amendment or waiver.

Corporate Governance

Our Board of Directors (the Board) is entrusted with and responsible for the oversight of Ener1 in an honest, fair, diligent and ethical manner.  The Board believes that good corporate governance is critical to fulfilling the Company’s obligations to our shareholders.  Our culture demands integrity and an unyielding commitment to strong internal practices and policies.  We have the highest confidence in our financial reporting, our underlying system of internal controls and our people, who undertake their responsibilities with the highest level of ethical standards.  Our corporate governance principles and guidelines, committee charters, the Code, whistleblower policy and other governance-related policies are available on our website, http://www.ener1.com, under Corporate Governance, which is found within Investor Relations.

Independence

Our Board consists of a majority of directors who qualify as independent directors (Independent Directors) pursuant to the rules adopted by the SEC applicable to the corporate governance standards for companies listed on the NASDAQ Stock Exchange.

Each year, our Board reviews whether members meet the definition of independence in accordance with applicable SEC and NASDAQ rules.  In March 2011, our Nomination and Governance Committee reviewed each Director’s response to a directors and officers questionnaire asking about, among other things, his or her relationships with the Company, and those of their immediate family members, and other potential conflicts and determined that all Directors, including Ms. Brownell, Mr. Fuhr, Mr. James, Mr. Kasagawa, Mr. Shekshnia and Mr. Snyder were independent, and except for Mr. Gassenheimer, who serves as our Chairman of the Board and Chief Executive Officer as well as director and chief executive officer of Ener1 Group, Mr. Zingarevich, who is a director of Ener1 Group and an indirect beneficial owner of Bzinfin, the sole shareholder of Ener1 Group, and Mr. Baker, who provides consulting services to Think Global, qualify as independent.

Former Directors Mr. Cogan, Mr. Gruns and Mr. Manfredi, also qualified as Independent Directors.

Mr. Snyder continues to serve as Lead Director of the Board in light of the fact that Mr. Gassenheimer serves as both Chief Executive Officer of the Company and Chairman of the Board.  The duties of the Lead Director include, among other things, chairing all Board meetings at which the Chairman is not present, responding to shareholders and other stakeholder questions that are directed to the Lead Director or other Independent Directors, and calling and acting as the Chairman of meetings among Independent Directors.

Board of Directors and Committees

Our Board held 22 meetings during 2010 (four in person and 18 telephonic).  The Independent Directors also met in executive session without management on at least two occasions.  No director attended less than 75% of the total Board meetings and committee meetings, for which such Director was a member in 2010.

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

Audit Committee

Following our annual meeting in December 2010, the Board appointed the following members to our Audit Committee: Mr. Fuhr, who serves as the Chairman, Mr. Snyder and Ms. Brownell. All members are Independent Directors.   The Board has determined Mr. Fuhr meets the SEC criteria and definition of an “audit committee financial expert.” The Audit Committee assists the Board in fulfilling its oversight responsibilities with respect to our accounting and financial reporting processes and audits of our financial statements by monitoring the integrity of our financial statements, the independence and qualifications of our external auditors, our system of internal controls, the performance of our external auditors and our compliance with laws, regulations and our code of conduct.

The Audit Committee met 21 times during 2010.

Compensation Committee

Following our annual meeting in December 2010, the Board appointed the following members to our Compensation Committee: Mr. Shekshnia, who serves as the Chairman, Mr. Snyder and Mr. James.  All members are Independent Directors.  The Compensation Committee administers and determines eligibility for, and makes awards under, our stock based compensation plans.  The Committee also reviews and evaluates our executive compensation packages, including salaries, bonus participation percentages and other compensation as deemed necessary.  The Compensation Committee met nine times during 2010.

Nomination and Governance Committee

Following our annual meeting in December 2010, the Board appointed the following members to our Nomination and Governance Committee: Ms. Brownell, who serves as the Chairperson, Mr. Snyder and Mr. Shekshnia.  All members are Independent Directors.  The Nomination and Governance Committee assists the Board by recommending candidates for officer positions and vacancies on the Board, developing and recommending corporate governance principles and taking leadership roles in shaping our corporate governance.  The Nomination and Governance Committee has discussed the makeup of the Board during various executive sessions among the Independent Directors only, and has reaffirmed its position that the Board be diverse in all areas, including but not limited to experience, business sector, age, geography, gender and ethnicity.  The Board confirmed that the current Board structure meets the Nomination and Governance Committee’s objectives; but as the Company continues to grow, the Nomination and Governance Committee will further evaluate candidates that can contribute to the overall diversity and effectiveness of the Board.  The Nomination and Governance Committee met three times during 2010.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our compensation discussion and analysis provides detailed information about compensation programs for our Chief Executive Officer and Chairman of the Board, our Chief Financial Officer, our President of EnerDel, our Executive Vice President and our Chief Technology Officer (the Named Executive Officers).

We have designed our executive compensation programs to support our overall performance goals. Our compensation programs are based on the principle of pay for performance.  The Compensation Committee reviews our executive compensation programs on a regular basis, and has structured executive compensation programs to consist of three principal elements: base salary, annual cash bonus and longer-term compensation.

Objectives and Principles of Ener1’s Executive Compensation Programs

The executive compensation programs are designed to achieve the following objectives:

•	Attract, motivate and retain talented executives critical to the success of the Company and the execution of the Company’s business strategy;
•	Pay for performance by establishing performance objectives that link incentive compensation to the achievement of key operating goals and strategic goals; and
•	Provide compensation that aligns the long-term interest of the executives with shareholders through an emphasis on long-term equity incentives.

The Compensation Committee considers the following in discharging its responsibilities to the Company and the shareholders:

•
Establish and review the overall compensation philosophy of the Company in order to have the executive compensation programs tie the executive’s interests to the shareholders’ interests and appropriately factor in and balance, any risks that may exist in connection with compensation packages for executives at the Company.

•	Review and approve corporate goals and objectives relevant to the executives’ compensation, including performance objectives.
•
When necessary and deemed appropriate, engage outside compensation consulting firms to assist in evaluating appropriate compensation packages and benchmarking, and to consider the Company’s overall and specific compensation strategy and packages relative to companies in comparable industries and of similar size to our Company.

•
Evaluate the performance of the executives in light of the established criteria and, based on such evaluation, review and approve the annual salary, bonus, stock options, restricted stock awards and other compensation and benefits, direct and indirect, of the Chief Executive Officer.

•
Upon recommendation from the Chief Executive Officer and the human resources department, review and approve the annual salary, bonus, stock options, restricted stock awards and other compensation and benefits, direct and indirect, of the other executive officers.

•
Upon the recommendation of the Chief Executive Officer and the human resources department, approve the grant of stock options and restricted stock awards company-wide, and recommend the adoption or changes to the Company’s equity plans to the shareholders for approval, when required.

•	In connection with executive compensation plans:
•	review and recommend to the Board new executive compensation programs;
•	review the operations of the Company's executive compensation programs to determine whether they are properly coordinated and achieve their intended purpose;
•	establish and review policies for the administration of executive compensation programs; and
•	take steps to modify any executive compensation program that yields payments and benefits that are not reasonably related to individual and corporate performance.
•	In parallel with the Nomination and Governance Committee, review recommendations from the Chief Executive Officer for management succession planning, when necessary.
•
Review and make recommendations to the Board, or approve any contracts or other transactions with current or former executive officers of the Company, including consulting arrangements, employment contracts, severance or termination arrangements.

Compensation Program Elements

Our executive compensation programs consist of three principal elements: base salary, annual cash bonus and long-term equity incentive compensation in the form of stock options and/or restricted stock awards.  All officers participate in the same elements of the executive compensation programs at different levels or percentages.  Generally, officers with higher responsibility receive a greater portion of their compensation in the form of performance-based compensation.  For fiscal year 2010, between 7% and 20% of the named executive officer’s total compensation was performance-based.

Base salary
The Compensation Committee reviews base salary annually.  It is the only portion of an executive’s compensation that is fixed and is offered in order to provide executives with a stable, minimum level of income.

Effective for 2010, the Compensation Committee determined to increase base salaries for the following Named Executive Officers for the following reasons:

•
Mr. Gassenheimer received an increase of $100,000 to bring his base salary to $600,000 per year in connection with the negotiation of his employment agreement with the Company.  The Compensation Committee agreed to increase Mr. Gassenheimer’s salary based on his prior performance and contribution to the Company,

•
Mr. Seidel received an increase of $75,000 to bring his base salary to $300,000 per year based on his increased responsibilities assumed in connection with his promotion to Chief Financial Officer, and

•	Mr. Ota received an increase of $50,000 to bring his base salary to $300,000 per year based on his individual performance over the prior year and for retention purposes.

The base salaries for the other Named Executive Officers for 2010 remained the same as their salaries for 2009.

Annual cash bonus
Annual bonus opportunities are designed to link executive pay to certain pre-established company-wide financial performance measures.  The bonus amounts are based on the executive’s annual salary multiplied by his respective participation rate, multiplied by a factor based on the achievement of the performance measures.  Each executive is assigned a participation rate based on his position with the Company.  The Compensation Committee approved participation rates, in August 2010, for the 2010 Cash Incentive Plan, as follows:

Charles Gassenheimer	75%
Jeffrey Seidel	75%
Richard Stanley	50%
Ulrik Grape	25%
Naoki Ota	25%
Gerard Herlihy	0%

The Named Executive Officers with greater responsibility typically have a higher participation rate and a higher proportion of performance-based compensation.  Mr. Herlihy did not participate in the 2010 Cash Incentive Plan as he resigned as Chief Financial Officer in September 2010.  The 2010 Cash Incentive Plan defines the performance measures, all of which were approved by the Compensation Committee of the Board of Directors, as: (i) cash management, (ii) customer base and (iii) gross revenue.  These performance measures were selected because we consider them to have the most direct impact on the short-term goals of the Company.  Each component was assigned a weighted percentage, specifically 40% for cash management, 20% for customer base and 40% for gross revenue.

The goal for the cash management performance measure was to use no more than $50 million of cash in operations for the six months ended December 31, 2010.  If actual cash used in operations was between $43.5 million and $46.5 million, then the goal would be deemed met at 125%, and if actual cash used in operations was $43.5 million or less, then the goal would be deemed met at 150%.  The goal for the customer base performance measure was to execute at least one additional contract with an original equipment manufacturer during the year ended December 31, 2010.  The goal for the gross revenue performance measure was to achieve $66.0 million in gross revenue for the year ended December 31, 2010.  If the actual gross revenue achieved was between $60 million and $66 million, then the goal would be deemed met at 75% and if the actual gross revenue achieved was $72 million or greater, then the goal would be deemed met at 150%.

The payout factor is based on the level of achievement of the foregoing performance measures over the performance periods as described above.  Actual cash used in operations for the six months ended December 31, 2010 was approximately $34.7 million, which resulted in achievement of the cash management goal of 150%.  Since there was no additional contract with an original equipment manufacturer executed during the year ended December 31, 2010, the customer base performance measure was not met.  Actual gross revenue for the year ended December 31, 2010 was approximately $77.4 million, which was adjusted downward by approximately $11.3 million for unanticipated revenue not considered when the performance goals were defined, yielding approximately $66.1 million of gross revenue applicable to the gross revenue performance goal, resulting in an achievement of 100% of the goal.

For 2010, based on an achievement of 150% of the cash management target, 0% of the customer base target and 100% of the gross revenue target, the payout factor was equal to 1.0 times the participation rate.  The Compensation Committee however, has the discretionary authority to adjust the payout factor upwards and downwards, as allowed for in the 2010 Cash Incentive Plan, for overall performance and individual performance or contribution.  In February 2011, the Compensation Committee approved the actual payout factor to be 1.0 times the participation rate, except for Mr. Stanley and Mr. Grape, for which the actual payout factor was adjusted to zero and for Mr. Ota for which the actual payout factor was adjusted to 0.67, based on determinations made by the Compensation Committee with respect to each individual’s performance and the performance of the department and or business units that each executive managed, resulting in annual bonuses to be paid in March 2011, as follows:

	Annual	Participation	Payout	Annual
	Salary	Rate	Factor	Bonus

Charles Gassenheimer	$600,000	75%	1.0	$450,000
Jeffrey Seidel	$300,000	75%	1.0	$225,000
Richard Stanley	$360,000	50%	0.0	$-
Ulrik Grape	$300,000	25%	0.0	$-
Naoki Ota	$300,000	25%	0.7	$50,000
Gerard Herlihy	$250,000	0%	n/a	n/a
Long-term equity incentive compensation
Stock based compensation in the form of stock options and restricted stock awards is designed to align the interests of executives with the interest of shareholders to reward executives for the achievement of long-term strategic objectives.  These awards may be incentive based with vesting determined only by time served and/or performance-based and tied to achievement of specified goals or objectives.  The Compensation Committee elects to use stock options and restricted stock awards as a retention tool to seek long-term growth in the Company.

In order to increase the Named Executive Officers’ equity stake in the Company, and further align Named Executive Officers’ interest with the interests of shareholders, the Compensation Committee granted the following stock awards and option awards to the Named Executive Officers during the year ended December 31, 2010, as follows:

	Stock	Option
	Awards	Awards
	(#)	(#)
Charles Gassenheimer	815,000	375,000
Jeffrey Seidel	95,000	100,000
Richard Stanley	125,000	150,000
Ulrik Grape	72,500	100,000
Naoki Ota	72,500	100,000
Gerard Herlihy	70,000	100,000

Totals	1,250,000	925,000

The Compensation Committee, with input and guidance from outside independent compensation consultants engaged by the Committee, determined that the total equity ownership of the Named Executive Officers at the Company was substantially lower than the ownership interests held by executives in similar roles at peer companies, including companies such as A123 Systems, and that the prior equity awards granted to the Named Executive Officers offered little retention value.  Accordingly, the Compensation Committee granted the foregoing awards to increase the Named Executive Officers’ equity stake in the Company in order to incentivize performance, act as an additional retention tool, and to also further align the Named Executive Officer’s economic interests with the interest of the Company’s shareholders.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee has three members: Mr. Shekshnia, who serves as the Chairman, Mr. Snyder and Mr. James.  All members are Independent Directors.

Compensation Committee Report

The Compensation Committee of the Board has reviewed and discussed the Compensation Discussion and Analysis section with management and, based on such reviews and discussion, has recommended to the Board that the Compensation Discussion and Analysis section be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Respectfully submitted,

Stanislav Shekshnia, Chairman
Thomas Snyder
Wilbur James

The foregoing section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Exchange Act of 1934, as amended (the Exchange Act), or the Securities Act of 1933, as amended (the Securities Act), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

2010 Summary Compensation Table

The following table sets forth information concerning the compensation of our Chief Executive Officer, our Chief Financial Officer, our three other most highly compensated executive officers and our former Chief Financial Officers (the Named Executive Officers) during the years ended December 31, 2010, 2009 and 2008.

Name and Principal Position	Year	Salary ($)	(7) Stock Awards ($)	(8) Option Awards ($)	(9) Non-Equity Incentive Plan Compensation	All Other Compensation ($)		Total ($)

Charles Gassenheimer	2010	$600,000	$2,837,950	$1,061,250	$450,000	$-		$4,949,200
Chief Executive Officer (1)	2009	$500,000	$-	$1,660,000	$250,000	$-		$2,410,000
	2008	$500,000	$-	$-	$-	$-		$500,000

Jeffrey Seidel	2010	$300,000	$339,550	$283,000	$225,000	$-		$1,147,550
Chief Financial Officer (2)	2009	$225,000	$-	$61,200	$28,126	$-		$314,326
	2008	$49,472	$-	$416,250	$-	$-		$465,722

Richard Stanley	2010	$360,000	$433,750	$424,500	$-	$-		$1,218,250
Executive Vice President (3)	2009	$105,000	$207,000	$484,000	$26,250	$-		$822,250

Ulrik Grape	2010	$300,000	$254,050	$283,000	$-	$124,744	(10)	$961,794
Executive Vice President (4)	2009	$300,000	$-	$198,900	$37,500	$-		$536,400
	2008	$300,000	$-	$170,003	$-	$-		$470,003

Naoki Ota	2010	$300,000	$254,050	$283,000	$50,000	$-		$887,050
Chief Operating Officer (5)	2009	$250,000	$-	$198,900	$31,250	$-		$480,150
	2008	$250,000	$-	$-	$-	$-		$250,000

Gerard Herlihy	2010	$250,000	$244,900	$346,481	$-	$144,230	(11)	$985,611
Former Chief Financial Officer (6)	2009	$250,000	$-	$183,600	$31,250	$-		$464,850
	2008	$250,000	$-	$170,003	$-	$-		$420,003

(1)	Mr. Gassenheimer has been our Chief Executive Officer since August 2008 and Chairman of the Board since November 2007.

(2)
Mr. Seidel has been our Chief Financial Officer since September 2010.  For the period from January 2010 to September 2010 he served as Chief Strategy Officer.  Mr. Seidel also served as Vice President of Corporate Strategy from October 2008, when he joined the Company until January 2010.

(3)	Mr. Stanley has been the President of EnerDel since September 2009, when he joined the Company.

(4)	Mr. Grape has been an Executive Vice President since January 2006.

(5)	Mr. Ota has been our Chief Technology Officer since September 2010. Prior to September 2010, Mr. Ota served as our Chief Operating Officer.

(6)	Mr. Herlihy served as Chief Financial Officer until his resignation in September 2010.

(7)
The stock awards column reports the aggregate grant date fair value of the restricted stock awards granted to Named Executive Officers in the year shown.  The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the closing stock price of Ener1 common stock on the date of grant.  See Part II, Item 8, Note 12, Stock-Based Compensation for assumptions made in valuing stock awards.

(8)
The option awards column reports the aggregate grant date fair value of the stock options granted to Named Executive Officers in the years shown.  The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the closing stock price of Ener1 common stock on the date of grant.  See Part II, Item 8, Note 12, Stock-Based Compensation for assumptions made in valuing stock awards.  In connection with Mr. Herlihy’s resignation as Chief Financial Officer in September 2010 and in accordance with his Separation Agreement, the exercise period for his vested stock options was extended from 60 days to two years, resulting in an incremental fair value attributed to extending the life of the stock options, computed in accordance with Accounting Standards Codification Topic 718 as of the date the awards were modified, which totaled $63,481 and is reported in the option awards column.

(9)
Represents cash incentive bonus amounts earned in 2010 under the 2010 Cash Incentive Plan, which allowed participating individuals to earn a bonus based on their position in the Company and the achievement of certain performance measures as discussed in the Compensation Discussion and Analysis section of this Item 11. Executive Compensation.

(10)	Represents cost of living adjustments provided to Mr. Grape in connection with his relocation to Paris, France, the headquarters of Ener1 Europe.

(11)
Represents amounts paid to Mr. Herlihy in connection with the Separation Agreement and General Release entered into on September 17, 2010 between Mr. Herlihy and Ener1, including the following: $125,000 for entering into a release agreement and $19,230 for unused vacation days.

The following table supplements the disclosures set forth in columns titled Stock Awards and Option Awards of the Summary Compensation Table and reports stock and option awards granted to Named Executive Officers in 2010 under the Ener1, Inc. Amended and Restated 2007 Stock Incentive Plan:

2010 Grants of Plan-Based Awards
		Estimated future payouts under non-equity incentive plan awards			All other stock awards: Number of shares of	All other option awards: Number of securities	Exercise or base price of option	Grant date fair value of stock and option
Name	Grant date	Threshold ($)	Target ($)	Maximum ($)	stock or units (#)	underlying options (#)	awards ($/Sh)	awards ($) (1)
Charles Gassenheimer	02/08/10				30,000			$114,000
	06/03/10				500,000			$1,735,000
	06/03/10				285,000			$988,950
	06/03/10					375,000	$3.47	$1,061,250
		$135,000	$450,000	$630,000

Jeffrey Seidel	02/08/10				30,000			$114,000
	06/03/10				40,000			$138,800
	06/03/10				25,000			$86,750
	06/03/10					100,000	$3.47	$283,000
		$67,500	$225,000	$315,000

Richard Stanley	06/03/10				75,000			$260,250
	06/03/10				50,000			$173,500
	06/03/10					150,000	$3.47	$424,500
		$54,000	$180,000	$252,000

Ulrik Grape	02/08/10				7,500			$28,500
	06/03/10				40,000			$138,800
	06/03/10				25,000			$86,750
	06/03/10				-	100,000	$3.47	$283,000
		$22,500	$75,000	$105,000

Naoki Ota	02/08/10				7,500			$28,500
	06/03/10				40,000			$138,800
	06/03/10				25,000			$86,750
	06/03/10				-	100,000	$3.47	$283,000
		$22,500	$75,000	$105,000

Gerard Herlihy (2)	02/10/10				5,000			$19,350
	06/03/10				40,000			$138,800
	06/03/10				25,000			$86,750
	06/03/10					100,000	$3.47	$283,000
	09/17/10					107,834		$63,481

(1)
The aggregate grant date fair value of stock and option awards is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures.  See Part II, Item 8, Note 12, Stock- Based Compensation for assumptions made in valuing stock and option awards.

(2)
In connection with Mr. Herlihy’s resignation as Chief Financial Officer in September 2010 and in accordance with his Separation Agreement, the exercise period for vested stock options was extended from 60 days to two years, resulting in an incremental fair value attributed to extending the life of the stock options, computed in accordance with Accounting Standards Codification Topic 718 as of the date the awards were modified, which totaled $63,481.

In addition to the foregoing grants, each Named Executive Officer, except for Mr. Herlihy, participated in the 2010 Cash Incentive Plan, as described in the Compensation Discussion and Analysis.  The 2010 Cash Incentive Plan is designed to link executive pay to the achievement of certain pre-established Company-wide performance measures, as well as individual performance.  Each executive is assigned a participation rate, based on his position with the Company, as a percentage of salary for purposes of calculating bonus payouts, if any.  For purposes of the 2010 Cash Incentive Plan, the performance measures are based on cash management, customer base and gross revenues, as defined in the 2010 Cash Incentive Plan.  The calculation of the amount payable under the 2010 Cash Incentive Plan, as described in the Compensation Discussion and Analysis, is based on the achievement of the performance measures.

In February 2010, Mr. Gassenheimer was awarded 30,000 shares of restricted stock and the restriction will lapse on February 8, 2012.  In June 2010, he was awarded a grant of 500,000 shares of restricted stock and the restriction will lapse on June 3, 2013 subject to meeting performance-based milestones.  In June 2010, Mr. Gassenheimer also received a grant of 285,000 shares of restricted stock and the restriction will lapse with respect to 95,000 shares on June 3, 2011, 95,000 shares on June 3, 2012 and 95,000 shares on June 3, 2013.  Mr. Gassenheimer was granted options to purchase up to 375,000 shares of our common stock in June 2010 and 187,500 options will vest on June 3, 2014 and 187,500 will vest on June 3, 2015.

In February 2010, Mr. Seidel was awarded 30,000 shares of restricted stock and the restriction will lapse on February 8, 2012.  In June 2010, he was awarded a grant of 40,000 shares of restricted stock and the restriction will lapse on June 3, 2013 subject to meeting performance-based milestones.  In June 2010, Mr. Seidel also received a grant of 25,000 shares of restricted stock and the restriction will lapse with respect to 8,333 shares on June 3, 2011, 8,333 shares on June 3, 2012 and 8,334 shares on June 3, 2013.  Mr. Seidel was granted options to purchase up to 100,000 shares of our common stock in June 2010 and 50,000 options will vest on June 3, 2014 and 50,000 will vest on June 3, 2015.

In June 2010, Mr. Stanley was awarded a grant of 75,000 shares of restricted stock and the restriction will lapse on June 3, 2013 subject to meeting performance-based milestones.  In June 2010, Mr. Stanley also received a grant of 50,000 shares of restricted stock and the restriction will lapse with respect to 16,666 shares on June 3, 2011, 16,667 shares on June 3, 2012 and 16,667 shares on June 3, 2013.  Mr. Stanley was granted options to purchase up to 150,000 shares of our common stock in June 2010 and 75,000 options will vest on June 3, 2014 and 75,000 will vest on June 3, 2015.

In February 2010, Mr. Grape was awarded 7,500 shares of restricted stock and the restriction will lapse on February 8, 2012.  In June 2010, he was awarded a grant of 40,000 shares of restricted stock and the restriction will lapse on June 3, 2013 subject to meeting performance-based milestones.  In June 2010, Mr. Grape also received a grant of 25,000 shares of restricted stock and the restriction will lapse with respect to 8,333 shares on June 3, 2011, 8,333 shares on June 3, 2012 and 8,334 shares on June 3, 2013.  Mr. Grape was granted options to purchase up to 100,000 shares of our common stock in June 2010 and 50,000 options will vest on June 3, 2014 and 50,000 will vest on June 3, 2015.

In February 2010, Mr. Ota was awarded 7,500 shares of restricted stock and the restriction will lapse on February 8, 2012.  In June 2010, he was awarded a grant of 40,000 shares of restricted stock and the restriction will lapse on June 3, 2013 subject to meeting performance-based milestones.  In June 2010, Mr. Ota also received a grant of 25,000 shares of restricted stock and the restriction will lapse with respect to 8,333 shares on June 3, 2011, 8,333 shares on June 3, 2012 and 8,334 shares on June 3, 2013.  Mr. Ota was granted options to purchase up to 100,000 shares of our common stock in June 2010 and 50,000 options will vest on June 3, 2014 and 50,000 will vest on June 3, 2015.

In February 2010, Mr. Herlihy was awarded 5,000 shares of restricted stock and the restriction will lapse on February 8, 2012.  In June 2010, he was awarded a grant of 40,000 shares of restricted stock and the restriction will lapse on June 3, 2013 subject to meeting performance-based milestones.  In June 2010, Mr. Herlihy also received a grant of 25,000 shares of restricted stock and the restriction will lapse with respect to 8,333 shares on June 3, 2011, 8,333 shares on June 3, 2012 and 8,334 shares on June 3, 2013.  Mr. Herlihy was granted options to purchase up to 100,000 shares of our common stock in June 2010 and 50,000 options will vest on June 3, 2014 and 50,000 will vest on June 3, 2015.

Upon Mr. Herlihy’s resignation as Chief Financial Officer in September 2010, the 2010 grants of restricted stock totaling 70,000 shares were forfeited as well as the 100,000 unvested options granted in June 2010.

Dividends, if declared are not payable on unvested stock awards.

Employment Arrangements

Certain terms used in the following paragraphs, such as termination without cause and change in control are defined and discussed further in the section covering potential payments upon termination or change in control for 2010 below.

Charles Gassenheimer
In June 2010, Ener1 entered into an employment agreement with Mr. Gassenheimer pursuant to which Mr. Gassenheimer serves as Chief Executive Officer of Ener1. The term of the agreement is for three years which will be renewed automatically for one-year periods unless notice is provided six months in advance of the expiration of the initial term or the then current renewal term. Mr. Gassenheimer’s salary under the agreement initially is $600,000 and will be re-determined annually by the Compensation Committee.  Mr. Gassenheimer also is entitled to participate in all other employee benefits and incentive compensation plans offered by the Company. In addition, Mr. Gassenheimer may from time to time be eligible to earn annual bonuses and may from time to time be granted equity-based awards.

In the event Mr. Gassenheimer is terminated by the Company without cause or Mr. Gassenheimer resigns for good reason, and if Mr. Gassenheimer executes and delivers a release to the Company, he will be entitled to receive severance in the form of a lump sum payment equal to12 months of his base salary plus continued benefits for 12 months, and all of his then vested stock options will be exercisable for three months after termination of employment. If within three months before and 12 months after a change in control event Mr. Gassenheimer is terminated by the Company without cause or resigns for good reason, and if Mr. Gassenheimer executes and delivers a release to the Company, he will be entitled to receive severance in the form of a lump sum payment equal to 18 months of his base salary plus continued benefits for 18 months, and all stock options and restricted stock previously granted to him under the Company’s stock incentive plans will vest immediately and all stock options will be exercisable for three months after termination of employment. In the event Mr. Gassenheimer’s employment terminates for any other reason, he is not entitled to receive any severance under the terms of the agreement.

Jeffrey Seidel
In October 2010, Ener1 entered into an employment agreement with Mr. Seidel pursuant to which Mr. Seidel serves as Chief Financial Officer of Ener1. The term of the agreement is for three years which will be renewed automatically for one-year periods unless notice is provided six months in advance of the expiration of the initial term or the then current renewal term. Mr. Seidel’s salary under this agreement initially is $300,000 and will be re-determined annually by the Compensation Committee.  Mr. Seidel also is entitled to participate in all other employee benefits and incentive compensation plans offered by the Company. In addition, Mr. Seidel may from time to time be eligible to earn annual bonuses and may from time to time be granted equity-based awards.

In the event Mr. Seidel is terminated by the Company without cause or Mr. Seidel resigns for good reason, and if Mr. Seidel executes and delivers a release to the Company, he will be entitled to receive severance in the form of a lump sum payment equal to six months of his base salary plus continued benefits for six months and all of his then vested stock options will be exercisable for three months after termination of employment. If within three months before and 12 months after a change in control event Mr. Seidel is terminated by the Company without cause or resigns for good reason, and if Mr. Seidel executes and delivers a release to the Company, he will be entitled to receive severance in the form a lump sum payment equal to 12 months of his base salary plus continued benefits for 12 months, and all stock options and restricted stock previously granted to him under the Company’s stock incentive plans will vest immediately and all stock options will be exercisable for 3 months after termination of employment. In the event Mr. Seidel’s employment terminates for any other reason, he is not entitled to receive any severance under the terms of the agreement.

Ulrik Grape
In July 2005, EnerDel entered into an employment agreement with Mr. Grape, pursuant to which Mr. Grape serves as its Chief Executive Officer.  Mr. Grape’s salary under the agreement was initially $250,000 per year.  In the event of a termination without cause or termination by Mr. Grape with good reason (as defined in the agreement), Mr. Grape is entitled to receive severance in the form installment payments of his base salary for a period of six months.

In December 2007, the Board increased Mr. Grape’s salary to $300,000 in recognition of his contributions to the Company and the expanded role he undertook in the areas of global sales, marketing and business development for Ener1.

Gerard Herlihy
In September 2010, Mr. Herlihy resigned as Chief Financial Officer of Ener1 and from his position as Vice President of Finance of the Company’s subsidiaries EnerDel, EnerFuel, and NanoEner.  The Company and Mr. Herlihy entered into a separation agreement and general release in September 2010 pursuant to which Mr. Herlihy would continue to be employed with the Company until December 31, 2010 and receive his current base salary of $250,000 and continued benefits through such time, receive a lump sum severance payment of $125,000 on November 15, 2010, and an extension on the exercisability of this vested stock options to December 31, 2012.

Outstanding Equity Awards at 2010 Fiscal Year End
The following table is intended to supplement and enhance the understanding of equity compensation that has been previously awarded and remains outstanding:

	Options awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)		(8) Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)

Charles Gassenheimer	142,858	-		$4.90	12/19/12	30,000	(4)	$113,700	-		$-
	200,000	-		$4.05	02/17/14	-		$-	500,000	(5)	$1,895,000
	140,000	-		$6.55	05/19/14	285,000	(6)	$1,080,150	-		$-
	-	375,000	(1)	$3.47	06/03/17	-		$-	-		$-

Jeffrey Seidel	13,333	6,667	(2)	$7.25	10/30/13	30,000	(4)	$113,700	-		$-
	36,667	18,333	(2)	$7.25	10/30/13	-		$-	40,000	(5)	$151,600
	14,000	-		$4.05	02/17/14	25,000	(6)	$94,750	-		$-
	-	100,000	(1)	$3.47	06/03/17	-		$-	-		$-

Richard Stanley	33,333	66,667	(3)	$6.90	09/14/14	20,000	(7)	$75,800	-		$-
	-	150,000	(1)	$3.47	06/03/17	-		$-	75,000	(5)	$284,250
						50,000	(6)	$189,500	-		$-

Ulrik Grape	35,715	-		$2.17	10/16/16	7,500	(4)	$28,425	-		$-
	42,857	-		$4.90	12/19/12	-		$-	40,000	(5)	$151,600
	48,571	-		$1.61	12/21/11	25,000	(6)	$94,750	-		$-
	28,572	-		$1.61	12/21/11	-		$-	-		$-
	142,858	-		$3.43	10/01/15	-		$-	-		$-
	24,500	-		$4.05	02/17/14	-		$-	-		$-
	-	100,000	(1)	$3.47	06/03/17	-		$-	-		$-

Naoki Ota	214,286	-		$2.17	10/16/16	7,500	(4)	$28,425	-		$-
	31,429	-		$1.61	12/21/11	-		$-	40,000	(5)	$151,600
	42,857	-		$4.90	12/19/12	25,000	(6)	$94,750	-		$-
	24,500	-		$4.05	02/17/14	-		$-	-		$-
	-	100,000	(1)	$3.47	06/03/17	-		$-	-		$-

Gerard Herlihy	35,715	-		$2.17	10/16/16	-		$-	-		$-
	71,429	-		$4.90	12/19/12	-		$-	-		$-
	24,500	-		$4.05	02/17/14	-		$-	-		$-

(1)	Options will vest 50% on June 3, 2014 and 50% on June 3, 2015.

(2)	Options will vest 100% on October 30, 2011.

(3)	Options will vest 33,333 on September 15, 2011 and 33,334 on September 15, 2012.

(4)	Restrictions will lapse on February 8, 2012, two years from the date of grant.

(5)	Restrictions will lapse in June 2013, three year from the date of grant subject to performance based criteria.

(6)	Restrictions will lapse 33% on each of June 3, 2011, June 3, 2012 and June 3, 2013.

(7)	Restrictions will lapse 50% on each of September 14, 2011 and September 14, 2012.

(8)
The price used to calculate the market value of outstanding shares was $3.79, the closing price of the Company's common stock on the Nasdaq Global Market on December 31, 2010, the last trading day of our year.

Option Exercises and Stock Vested in 2010
The following table is intended to supplement and enhance the understanding of equity compensation that has vested and remains outstanding:

	Option awards		Stock awards
Name	Number of shares aquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($)

Charles Gassenheimer	-	$-	-	$-

Jeffrey Seidel	-	$-	-	$-

Rick Stanley	-	$-	10,000	$32,500

Ulrik Grape	-	$-	-	$-

Naoki Ota	90,000	$226,814	-	$-

Gerard Herlihy	-	$-	-	$-

Potential Payments upon Termination or Change in Control for 2010

Payments upon a Change in Control without a Qualified Termination or Upon a Qualified Termination in connection with a Change in Control

In the event of a change in control, as generally defined below, or upon a termination of employment three months before or 12 months after a change in control, we will provide compensation and benefits to certain of our Named Executive Officers in connection with their employment agreements, as discussed above under “Employment Arrangements.”

In addition, upon a change in control, outstanding awards under our Amended and Restated 2007 Stock Incentive Plan, our 2002 Stock Participation Plan and our 2002 Non-Employee Director Stock Participation Plan, would become immediately vested and exercisable.

Under these arrangements, a change in control is generally deemed to occur if a person or group of persons acquires direct or indirect beneficial ownership of Ener1 securities pursuant to a transaction, or a series of related transactions, such that after the transaction(s), the persons constituting all of the equity holders of the Company immediately prior to the commencement of such transaction(s) fail to directly or indirectly own, immediately after the consummation of such transaction(s), more than 50% of the total combined voting power with respect to the election of directors or the issued and outstanding common equity of the company.

The hypothetical payments to each of our Named Executive Officers, assuming that a change in control with a qualifying termination occurred on December 31, 2010 and the price per share of our common stock is the closing price as of that date, $3.79, would be as follows.  Amounts actually received should any of these triggering events actually occur will vary based on factors such as timing during the year of any such event, the Company’s stock price, and any changes to our benefit arrangements and policies.

			C. Gassenheimer	J. Seidel	R. Stanley	U. Grape	N. Ota

Severance		(1)	$900,000	$300,000	$-	$-	$-
Unvested stock options	*	(2)	$120,000	$32,000	$48,000	$32,000	$32,000
Unvested restricted stock	*	(3)	$1,895,000	$151,600	$75,800	$151,600	$151,600
Benefit values		(4)	$28,128	$3,111	$-	$-	$-

Total payments			$2,943,128	$486,711	$123,800	$183,600	$183,600

*	Accelerated vesting would occur upon a change in control, without requiring termination of employment.

(1)	Severance payment equal to 18 months and 12 months of base salary for Mr. Gassenheimer and Mr. Seidel, respectively.

(2)	Total intrinsic value of unvested stock options that would become vested upon a change in control.

(3)	Total value of unvested restricted stock that would become vested upon a change in control.

(4)	Estimated value associated with the continuation of life insurance, medical, dental and disability benefits for the same periods identified in footnote (1) above.

Potential Payments upon Termination of Employment other than in connection with a Change in Control

The following table summarizes the estimated payments to be made to Named Executive Officers under provisions of plans or established practices in the event of an involuntary termination of employment (includes a termination without cause or a resignation for good reason), other than in connection with a change in control.  Under our current arrangements, there are no severance payments, benefit payments or acceleration of unvested stock options or unvested restricted stock awards that would be provided in the event of resignation without good reason, termination for cause, retirement, death or disability.

Termination for cause includes, but is not limited to: a willful act of dishonesty by the executive with respect to any matter involving the Company, conviction of the executive of a crime involving moral turpitude, the gross or willful failure by the executive to substantially perform the executive's duties with the Company or a material breach of the Company’s confidentiality agreement or the inventions agreement or the willful or intentional engaging by the executive in conduct within the scope of the executive’s employment that causes injury, monetarily or otherwise to the Company.

Resignation for good reason includes, but is not limited to: a material diminution in the executive’s responsibilities, authority or duties without the executive’s consent, a material diminution in the executive’s base salary without the executive’s consent except for a diminution that is part of a broader set of salary reductions applicable to the Company’s other senior executives, a material change in the geographic location at which the executive provides services to the Company without the executive’s consent, or the material breach of the executive’s employment agreement.

The hypothetical payments to each of our Named Executive Officers, assuming that an involuntary termination occurred on December 31, 2010 and the price per share of our common stock is the closing price as of that date, $3.79 would be as follows.  Amounts actually received should any of the Named Executive Officers cease to be employed will vary based on factors such as the timing during the year of any such event, the Company’s stock price, and any changes to our benefit arrangements and policies.

		C. Gassenheimer	J. Seidel	R. Stanley	U. Grape	N. Ota

Severance	(1)	$600,000	$150,000	$-	$150,000	$-
Benefit values	(2)	$18,752	$1,556	$-	$-	$-

Total payments		$618,752	$151,556	$-	$150,000	$-

(1)
Severance payment equal to 12 months of base salary for Mr. Gassenheimer and six months of base salary for each of Mr. Seidel and Mr. Grape are provided upon termination without cause or resignation with good reason.

(2)	Estimated value associated with the continuation of life insurance, medical, dental and disability benefits for the same periods identified in footnote (1) above.

In September 2010, Mr. Herlihy resigned as Chief Financial Officer of Ener1 and from his position as Vice President of Finance of the Company’s subsidiaries EnerDel, EnerFuel, and NanoEner.  The Company and Mr. Herlihy entered into a separation agreement and general release in September 2010 pursuant to which Mr. Herlihy would continue to be employed with the Company until December 31, 2010 and receive his current base salary of $250,000 and continued benefits through such time, receive a lump sum severance payment of $125,000 on November 15, 2010, and an extension on the exercisability of this vested stock options to December 31, 2012.

2010 Director Compensation

During 2010, each non-employee Director was paid $40,000, in cash, as the annual Board retainer fee and reimbursed for travel expenses to attend Board and committee meetings.  Directors who also serve as the lead director or a committee chairperson were paid $10,000, in cash, as the annual lead director fee or committee chair fee.  Additionally, in October 2010, all non-employee Directors, except for Mr. D’Anastasio, were awarded an option to purchase up to 7,500 shares of Ener1 common stock at an exercise price of $3.93 per share, which was the fair market value of Ener1 common stock on the date of grant.  These options vest ratably over three years and expire five years from the date of grant.

The vesting schedule for the options granted in October 2010, to Mr. Cogan, Mr. Gruns and Mr. Manfredi was accelerated as these Directors did not stand for re-election at our December 2010 annual shareholder meeting.  The options became fully vested on December 17, 2010, the departure date for these Directors, and the exercise period was extended to June 2011.  Mr. Cogan, Mr. Gruns and Mr. Manfredi were also awarded 1,000 shares of time-vested restricted stock for each year of service they provided to the Board of Directors.  The restriction on these shares will expire on December 17, 2011.

The following table sets forth information regarding compensation paid to Directors during 2010.  Mr. Gassenheimer and Mr. Zingarevich did not receive any compensation for their services as Directors. The new Directors elected at the annual shareholders’ meeting in December 2010 did not receive compensation during the year ended December 31, 2010.

Name	(1) Fees earned or paid in cash ($)	(2) Stock awards ($)	(3) Option awards ($)	(4) All other compensation ($)	Total ($)

Kenneth Baker	$50,000	$-	$18,600	$-	$68,600
Nora Brownell	$-	$-	$-	$-	$-
Marshall Cogan (5)	$40,000	$20,950	$18,825	$-	$79,775
Mark D'Anastasio (5)	$-	$-	$-	$631,040	$631,040
Elliot Fuhr	$47,500	$-	$18,600	$-	$66,100
Karl Gruns (5)	$50,000	$50,280	$18,825	$-	$119,105
Wilbur James	$-	$-	$-	$-	$-
Greg Kasagawa	$-	$-	$-	$-	$-
Ludovico Manfredi (5)	$40,000	$25,140	$18,825	$-	$83,965
Stanislav Shekshnia	$-	$-	$-	$-	$-
Thomas Snyder	$50,000	$-	$18,600	$-	$68,600
Boris Zingarevich	$-	$-	$-	$-	$-

(1)	Fees earned or paid in cash were as follows:

	Board retainer	Committee chaired	Committee chair fees	Total

Kenneth Baker	$40,000	Compensation	$10,000	$50,000
Nora Brownell	$-		$-	$-
Marshall Cogan	$40,000		$-	$40,000
Mark D'Anastasio	$-		$-	$-
Elliot Fuhr	$40,000	Nomination and Governance	$7,500	$47,500
Karl Gruns	$40,000	Audit	$10,000	$50,000
Wilbur James	$-		$-	$-
Greg Kasagawa	$-		$-	$-
Ludovico Manfredi	$40,000		$-	$40,000
Stanislav Shekshnia	$-		$-	$-
Thomas Snyder	$40,000	Lead Director	$10,000	$50,000
Boris Zingarevich	$-		$-	$-

Mr. Snyder was the Chairperson of the Nomination and Governance Committee until February 2010, at which time Mr. Fuhr became the Chairperson, and the $10,000 committee chair fee was pro-rated for the period Mr. Fuhr served as the Chairperson.

(2)
The stock award column reports the aggregate grant date fair value of the restricted stock awards granted to Directors in 2010, which is $4.19 per share.  The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718, disregarding estimates for forfeitures, and is based on the closing stock price of Ener1 common stock on the date of grant.  See Part II, Item 8, Note 12, Stock-Based Compensation for assumptions made in valuing stock awards.

(3)
The option award column reports the aggregate grant date fair value of the stock options awards granted to Directors in 2010, which is $2.48 per share.  The aggregate grant date fair value is computed in accordance with Accounting Standards Codification Topic 718.  See Part II, Item 8, Note 12, Stock-Based Compensation for assumptions made in valuing option awards.  For Mr. Cogan, Mr. Gruns and Mr. Manfredi, the option award column also includes the incremental fair value attributed to the accelerated vesting of their stock options, computed in accordance with Accounting Standards Codification Topic 718 as of the date the awards were accelerated, which was $225 for each of Mr. Cogan, Mr. Gruns and Mr. Manfredi.

(4)
Mr. D’Anastasio was not an Independent Director as we pay him through his company Emerging Markets Communications for government and media relations consulting services.  He does not receive any other compensation for his services to the Company other than reimbursement for travel related expenses to attend meetings.  The amount reported for Mr. D’Anastasio in the All Other Compensation column includes fees paid to his company Emerging Markets Communications for government and media relations consulting services.

(5)	Mr. Cogan, Mr. D’Anastasio, Mr. Gruns and Mr. Manfredi did not stand for re-election and their term ended on December 17, 2010.

As of December 31, 2010, the total outstanding unvested shares of restricted stock and unexercised options held by each non-employee Director were as follows:

	Outstanding stock awards	Outstanding option awards

Kenneth Baker	-	57,858
Nora Brownell	-	-
Marshall Cogan	5,000	10,000
Mark D'Anastasio	-	-
Elliot Fuhr	-	57,858
Karl Gruns	12,000	58,096
Wilbur James	-	-
Greg Kasagawa	-	-
Ludovico Manfredi	6,000	42,382
Stanislav Shekshnia	-	-
Thomas Snyder	-	57,858
Boris Zingarevich	-	-

For 2011, each non-employee Director, except for Mr. Zingarevich, will receive $45,000, in cash, as the annual Board retainer fee.  In addition, the Director who also serves as the Lead Director will receive additional annual cash compensation of $25,000 and committee chairpersons will receive additional annual cash compensation of $10,000 for chairing the Audit Committee and $7,500 for chairing either the Nomination and Governance committee or the Compensation Committee.

In 2011, each non-employee Director, except for Mr. Zingarevich, received 10,000 shares of time-vested restricted stock which vests on the earlier of the third anniversary of the date of grant or the day after such Director is not re-elected to the Board.  Additionally, in 2011, Ms. Brownell, Mr. James, Mr. Kasagawa and Dr. Shekshnia each received options to purchase up to 30,000 shares of Ener1 common stock at exercise prices ranging from $3.68 per share to $4.22 per share, representing the fair market value of Ener1 common stock on the applicable date of grant.  These options vest ratably over three years and expire five years from the date of grant.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table provides information regarding common stock authorized for issuance under Ener1’s equity compensation plans as of December 31, 2010:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted- average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved
by security holders	3,954,810	$3.71	6,212,178

Equity compensation plans not approved
by security holders	1,410,347	$3.70	-

Total	5,365,157		6,212,178

Our equity compensation plans that have been approved by our shareholders are: (i) the Ener1, Inc. 2002 Non-Employee Director Stock Participation Plan, (ii) the Ener1, Inc. 2002 Stock Participation Plan and (iii) the Ener1, Inc. Amended and Restated 2007 Stock Incentive Plan, (collectively referred to as the Plans).  Under the Plans, incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and deferred stock units may be issued to persons selected by the administrators of the Plans, currently the Compensation Committee of the Board of Directors, from a class of employees, officers and non-employee directors and other service providers who render valuable contributions to Ener1.  Option awards are granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards generally vest ratably over a period of three to five years of continuous service and have either a five-year, seven-year, or ten-year term.  Effective December 16, 2010, the shares available for grant pursuant to the Ener1, Inc. Amended and Restated 2007 Stock Incentive Plan was increased to 10 million shares.

Our equity compensation plans that have not been approved by our shareholders are: (i) the Chief Executive Officer Option Program, (ii) the Advisory Committee Option Plan, (iii) the 2004 Advisory Committee Option Plan, (iv) the EnerDel Officer Plan, and (v) the EnerStruct Employee Plan.  These plans represent individual options granted to employees and committee members not under the Plans, as described above.  There are no remaining securities available for future issuance under these plans.  Option awards were granted with an exercise price equal to the market price of our common stock at the date of grant; those option awards vested either immediately or ratably over a two to five year period of continuous service and have a ten-year term.

Security Ownership of Certain Beneficial Owners and Management

The table set forth below contains information as of February 28, 2011, with respect to the beneficial ownership of our common stock held by: each current Director; each Named Executive Officer; all Directors and executive officers as a group; and any person who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

As of February 28, 2011, there were 164,866,227 shares of common stock outstanding.  Except as otherwise noted below, each person or entity named in the following table has sole voting and investment power with respect to all shares of Ener1 common stock that he, she or it beneficially owns. Except as otherwise noted below, the address of each person or entity named in the following table is c/o Ener1, Inc., 1540 Broadway, Suite 25C, New York, New York 10036.

	Amount Of		Percent
	Beneficial		of
Name	Ownership		Class
Boris Zingarevich	111,308,678	(1)	55.1%
Ener1 Group, Inc.	94,534,406	(2)	50.1%
Bzinfin, S.A.	16,774,272	(3)	9.8%
Green Ventures Group	12,000,000		7.3%
1450 South Miami Avenue, Miami, FL 33130
Michael Zoi	12,062,048	(4)	7.3%
1450 South Miami Avenue, Miami, FL 33130
Anchorage Capital Master Offshore, Ltd.	9,089,953	(5)	5.5%
610 Broadway, 6th Floor, New York, NY 10012
Charles Gassenheimer	860,000	(6)(18)	*
Kenneth Baker	47,858	(7)	*
Nora Brownell	-		*
Elliot Fuhr	47,858	(7)	*
William E. James	-	(8)	*
Greg Kasagawa	-	(9)	*
Stanislav Shekshnia	-		*
Thomas Snyder	47,858	(7)	*
Jeffrey Seidel	64,000	(10)	*
Gerard Herlihy	95,929	(11)	*
Richard Stanley	43,333	(12)	*
Robert Kamishke	20,000	(13)	*
Ulrik Grape	327,359	(14)	*
Naoki Ota	313,072	(15)	*
Nicholas Brunero	45,914	(16)	*
Directors and officers as a group (sixteen persons)	113,221,859	(17)	65.4%
* Less than 1%

Notes are on the following page.

Notes:
(1)
Boris Zingarevich is the beneficial owner of shares and warrants held by Ener1 Group and Bzinfin.  Amount includes 30,601,034 shares issuable under warrants exercisable during the 60 day period following February 28, 2011.

(2)	Includes 23,879,971 shares issuable under outstanding warrants exercisable during the 60 day period following February 28, 2011.
(3)	Includes 6,721,063 shares issuable under outstanding warrants exercisable during the 60 day period following February 28, 2011.
(4)	Michael Zoi is the beneficial owner of shares held by Green 1 LLC. Amount includes 62,048 shares issuable under warrants exercisable during the 60 day period following February 28, 2011.
(5)
Includes 228,572 shares issuable under outstanding warrants exercisable during the 60 day period following February 28, 2011.  The information reported is based on Schedule 13G filed by Anchorage Capital Group, L.L.C. on February 14, 2011 reporting ownership as of December 31, 2010.

(6)	Includes 554,286 shares issuable under outstanding options and warrants exercisable during the 60 day period following February 28, 2011.
(7)	Includes 47,858 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(8)
Mr. James disclaims beneficial ownership of 2,013,874 and 2,872,407 shares of Ener1 common stock held by Rockport Capital Partners II, L.P. and Rockport Capital Partners III, L.P., respectively, except to the extent of his pecuniary interest therein.

(9)
Mr. Kasagawa is the Chief Operating Officer of the Aerospace and Industrial Systems Division of Itochu Corporation.   Mr. Kasagawa disclaims beneficial ownership of the 8,267,199 shares of Ener1 common stock beneficially owned by Itochu Corporation.

(10)	Includes 64,000 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(11)	Includes 95,929 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(12)	Includes 33,333 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(13)	Includes 20,000 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(14)	Includes 323,073 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(15)	Includes 313,072 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(16)	Includes 42,572 shares issuable under outstanding options exercisable during the 60 day period following February 28, 2011.
(17)	Includes 8,310,902 shares issuable under outstanding options and warrants exercisable during the 60 day period following February 28, 2011.
(18)
The amount shown does not include common stock beneficially owned by Ener1 Group, a a company of which Charles Gassenheimer is the chief executive office and a director. Mr. Gassenheimer has options to acquire 10% ownership of Ener1 Group.  Mr. Gassenheimer disclaims beneficial ownership of  any Ener1 common stock beneficially owned by Ener1 Group, Inc.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

The Audit Committee reviews and approves all related party transactions involving the company and related parties.  Under SEC rules, a “related party” is a director, officer, director nominee, or holder of more than five percent of our common stock since the beginning of the year, and their immediate family members.  The Company’s policies and procedures, which are currently unwritten but which the Company plans to adopt in written form that apply to any transaction or series of transaction in which the Company or a subsidiary is a participant, the amount involved exceeds $120,000, and a related party has a direct or indirect material interest.  Pursuant to these policies and procedures, the Audit Committee approves a related party transaction if it determines that the terms of the transaction are fair to, and in the best interest of, the Company.  In this respect, the Audit Committee uses the “arms length transaction” criteria to analyze the following factors, in addition to any other factors it deems appropriate depending on the circumstances, in determining whether to approve a related party transaction: (i) fairness of the terms for the Company as related to market and current industry practice; (ii) whether the transaction is in the Company’s best interest; (iii) materiality of the transaction as related to the Company; (iv) role of the related party in the transaction; (v) structure of the transaction; and (vi) interests of all related parties in the transaction.  Approval of a related party transaction may be conditioned upon the Company and the related party taking certain recommended actions that the Audit Committee deems appropriate and necessary, including, without limitation, any or all of the following: (i) limiting the duration or magnitude of the transaction by changing specific terms; (ii) requiring that information about the related party transaction be documented and that reports reflecting the nature and amount of the transaction be delivered to the Audit Committee on a regular basis; and (iii) appointing a Company representative to monitor various aspects of the related party transaction.

Ener1 Group Ownership
Ener1 Group and Bzinfin, the sole owner of Ener1 Group, collectively owned approximately 49.3% of our outstanding common stock and, with warrants, beneficially owned approximately 57.3% of our shares on a fully diluted basis as of December 31, 2010.  One of our Directors, Mr. Zingarevich, is also a director of Ener1 Group and an indirect beneficial owner of Bzinfin, the sole shareholder of Ener1 Group.  Our Chairman and Chief Executive Officer, Mr. Gassenheimer, is the chief executive officer and a director of Ener1 Group, and has options to acquire 10% ownership of Ener1 Group.

Transactions with Ener1 Group
We operate under an agreement where we reimburse Ener1 Group for $600,000 of Mr. Gassenheimer’s annual base salary, in addition to an annual cash bonus, if any, paid by Ener1 Group.  Such reimbursement amount was determined and approved by the Board of Ener1.  Any increases or decreases to the reimbursement amount, based on changes in the amount of time Mr. Gassenheimer dedicates to matters of Ener1, are approved by the Board.

Ener1 Group and its subsidiaries have from time to time used various services, facilities and employees of Ener1. Ener1 billed Ener1 Group and its subsidiaries for the actual costs incurred. Similarly, Ener1 has from time to time used various services, facilities and employees of Ener1 Group and its subsidiaries, and Ener1 Group has billed Ener1 for the actual costs incurred.  During the year ended December 31, 2010, Ener1 Group and its subsidiaries billed us approximately $760,000 and we billed Ener1 Group and its subsidiaries approximately $24,000, in each case for services and employees of the other party.  As of December 31, 2010, there were no outstanding balances for amounts owed to or from Ener1 Group.

Investment in Unconsolidated Entity
On August 24, 2009, we entered into a securities investment and subscription agreement (SISA) with Think Holdings, the majority owner of Think Global, a customer of EnerDel, and fulfilled our obligations, in February 2010, under the SISA with the purchase of 10,826,640 shares of Think Holdings’ Series B Stock for approximately $18.8 million.

On August 26, 2009, we entered into a purchase and assignment agreement with Bzinfin to acquire approximately $3.0 million of debt Bzinfin loaned to Think Global pursuant to a loan facility with Think Global and warrants to purchase 3,600,000 shares of common stock of Think Global (Bridge Loan).  As consideration, we issued to Bzinfin 896,986 shares of Ener1 common stock, valued at approximately $5.8 million.  We subsequently exchanged the Bridge Loan for 1,809,419 shares of Think Holdings Series B Stock and warrants to purchase additional shares of Think Holdings Series B Stock.  The total number of warrants is based on a predetermined percentage of Think Holdings fully diluted share capital.

On May 5, 2010, we entered into a second securities investment and subscription agreement (Second SISA) with Think Holdings and fulfilled our obligations, in June 2010, under the Second SISA with the purchase of 7,500,000 shares of Series B Stock for approximately $11.9 million.

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

On October 25, 2010, Rockport Capital Partners, an investor that purchased Series B Stock under the Second SISA exercised its rights under the Ener1 Put Option.  The investor transferred 7,500,000 shares of Series B Stock to Ener1 and Ener1 issued 3,131,250 unregistered shares of Ener1 common stock to the investor, which increased our investment in unconsolidated entity by approximately $12.4 million.  Ener1 also extended to this investor the right to transfer to Ener1 an additional 2,706,660 shares of Series B Stock under the same terms and conditions of the Ener1 Put Option.  The investor exercised this right and on October 25, 2010, transferred such additional shares of Series B Stock to Ener1 in exchange for 1,130,031 unregistered shares of Ener1 common stock, which increased our investment in unconsolidated entity by an additional $4.5 million.

At December 31, 2010, we controlled approximately 48% of the outstanding voting power in Think Holdings and Mr. Gassenheimer and Mr. Baker, two directors who serve on the Board of Ener1, also serve on the board of directors of Think Holdings.  We continue to monitor our activity with Think Holdings for potential transactions that may require the consolidation of the accounts of Think Holdings with the accounts of Ener1.  As described in our Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report, we may become the majority owner of Think Holdings upon the occurrence of certain events which could impact our results of operations and our ability to raise capital.

The components of the investment in unconsolidated entity are as follows (in thousands):

	December 31,
	2010	2009

Balance, beginning of year	$19,177	$-
Cash investment, SISA	5,752	13,022
Equity investment	-	5,830
Cash investment, Second SISA	11,867	-
Cash investment, Other	9	325
Ener1 Put Option, at inception	4,945	-
Ener1 Put Option, exercised	12,400	-
Rockport Put Option, exercised	4,475	-
Balance, end of year	$58,625	$19,177

In January 2011, we entered into an expanded put right agreement (the Expanded Put Right) with Investinor AS (Investinor), an existing shareholder of Think Holdings.  Pursuant to the Expanded Put Right, Investinor provided $2.5 million in bridge financing to Think Holdings and waived certain shareholder rights in Think Holdings.  In connection with the bridge financing by Investinor, Ener1 agreed that Investinor could require Ener1 to issue shares of Ener1 common stock to Investinor in exchange for their shares of Series B Stock into which such bridge financing would be converted.

When Investinor exercises the Expanded Put Right, each share of Series B Stock will be equal to the then current United States dollar equivalent of 10 Norwegian Kroner per share.  The Ener1 common stock issued in exchange for Series B stock will be valued at the greater of (i) the preceding 15-day volume weighted average price of Ener1 common stock or (ii) $4.00 per share.  Investinor has until May 2011 to exercise the Expanded Put Right and, upon exercise, would receive unregistered shares of Ener1 common stock. Ener1 has agreed to register for resale all of the shares of Ener1 common stock that may be issued in connection with the Expanded Put Right.

We also extended to Investinor, under the Expanded Put Right, the right to transfer to Ener1 an additional 3,007,400 shares of Series B Stock under the same terms and conditions of the Expanded Put Right.  Investinor also has the right to transfer to Ener1 2,000,000 shares of Series B Stock under the Ener1 Put Option which is now encompassed under the Expanded Put Right and each share of Series B Stock will be equal to the then current United States dollar equivalent of 10 Norwegian Kroner per share.

In accordance with applicable accounting standards, in January 2011, we initially recognized the fair value of the Expanded Put Right by increasing the investment in unconsolidated entity by approximately $731,000.  Under the Expanded Put Right, Investinor is limited in the amount of shares of Series B Stock that may be exchanged in any 30 day period to $3.0 million in aggregate value of Ener1 shares of common stock.  If Investinor were to exercise their rights under the Expanded Put Right, in full, Investinor could require Ener1 to issue approximately 2.8 million shares of Ener1 common stock in exchange for approximately 6.5 million shares of Series B Stock, increasing our control over the outstanding voting power of Think Holding to greater than 50% (assuming no additional voting securities of Think Holdings are issued and we do not transfer any of our Think Holdings securities) which would require the consolidation of the accounts of Think Holdings with the accounts of Ener1 on such date of exercise.

In January 2011, Investinor attempted to exercise its rights under the Expanded Put Right, but Ener1 is contesting the exercise at this time and has not issued any shares of Ener1 common stock to Investinor in exchange for Series B Stock.

Accounts Receivable
As of December 31, 2010, the accounts receivable balance with Think Global totaled approximately $13.6 million, of which $8.5 million is past due.  As of February 28, 2011, the accounts receivable balance is approximately $14.3 million, all of which is past due.  As of December 31, 2010 and February 28, 2011, we have not established an allowance for doubtful accounts as management believes the accounts receivable balance is collectible.  Although there remains a possibility that we may receive cash in payment of these past due accounts receivables, we currently expect to accept additional equity in Think Holdings for at least a portion of these receivables.

Loan Receivable
In October 2010, we made short-term working capital loans to Think Holdings totaling $6.4 million, with an interest rate of 5.0% per annum, originally scheduled to mature on December 31, 2010.  In November 2010, we issued 625,000 shares of Ener1 common stock to an existing debtor of Think Holdings in exchange for that debtor’s $2.5 million receivable from Think Holdings, with an interest rate of 5.0% per annum, originally scheduled to mature on December 31, 2010.  We may, at our option, convert the foregoing loans, which total approximately $9.0 million, including accrued and unpaid interest, into shares of Think Holdings Series B Stock.  On February 28, 2011, we extended the maturity date of the foregoing loans made to Think Holdings that were originally scheduled to mature on December 31, 2010 to mature on May 1, 2011.

In November 2010, we entered into a revolving line of credit agreement (Revolving LOC Agreement) with Think Holdings and established a line of credit for Think Holdings in the aggregate principal amount of $5.0 million, with an original maturity date of February 28, 2011.  On February 28, 2011, we amended the Revolving LOC Agreement (Amended Revolving LOC Agreement) with Think Holdings and increased the principal amount from $5million to $15 million and extended the maturity date to March 31, 2011.  All funds advanced to Think Holdings under the Revolving LOC Agreement and the Amended Revolving LOC Agreement bear interest at a rate of 12% per annum and are secured by the assets and properties of Think North America, Inc., an indirect subsidiary of Think Holdings, pursuant to a security agreement.  During January 2011, we advanced approximately $2.8 million in working capital loans to Think Holdings and on February 28, 2011, in connection with the amendment to the Revolving LOC Agreement we applied the working capital advances to the outstanding balance pursuant to the Amended Revolving LOC Agreement.  Think Holdings currently has borrowed $7.8 million under the Amended Revolving LOC Agreement.  On March 9, 2011, we extended the maturity date of the Amended Revolving LOC Agreement from March 31, 2011 to May 1, 2011.

The components of the loan receivable, including accrued interest receivable, are as follows (in thousands):

	December 31,
	2010	2009

Balance, beginning of year	$-	$-
Advances	5,000	-
Repayments	-	-
Other	9,048	-
Balance, end of year	$14,048	$-

Convertible Line of Credit
In December 2008, we entered into the LOC Agreement with Ener1 Group to establish a line of credit in the aggregate principal amount of $30.0 million for a period of 18 months or until we complete a public equity offering, whichever occurred earlier. All amounts borrowed under the LOC Agreement bear interest at 8% per annum.  We were obligated to issue to Ener1 Group warrants to purchase shares of Ener1 common stock each time an advance was made under the LOC Agreement equal to the amount of the advance divided by $20, with an exercise price equal to $8.25 per share.  All warrants were immediately exercisable and expire two years after issuance.

On August 26, 2009, Ener1 Group entered into a novation and assignment agreement with Bzinfin, under which Ener1 Group assigned to Bzinfin all of its rights and obligations under the LOC Agreement.  Simultaneously, Ener1 entered into the A&R LOC Agreement providing Bzinfin, among other rights, the right to convert the first $8.0 million of principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $5.00 per share and any remaining principal and related unpaid interest into shares of Ener1 common stock at an exercise price of $6.00 per share.  Based on the closing stock price of Ener1 on August 26, 2009, a beneficial conversion value of approximately $2.8 million was recorded as a reduction in proceeds and was amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement, using the effective interest method.

The A&R LOC Agreement is with a different lender than the original LOC Agreement.  As a result, the unamortized debt discount, related to the fair value of 512,500 warrants previously issued, of $0.7 million as of August 26, 2009, was charged to paid-in capital as early extinguishment of debt.

In August 2009, we classified a $1.5 million working capital advance, received from Bzinfin in May 2009, under the A&R LOC Agreement and in accordance with the terms of the agreement issued to Bzinfin warrants to purchase up to 75,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.2 million was recorded as a reduction in proceeds and was amortized to interest expense over the remaining 10 month term of the A&R LOC Agreement.

In February 2010, we borrowed $5.0 million under the A&R LOC Agreement and, in accordance with the terms of the agreement, issued to Bzinfin warrants to purchase up to 250,000 shares of Ener1 common stock at an exercise price of $8.25 per share.  These warrants are immediately exercisable and expire two years from the date of grant.  Using a Black-Scholes pricing model, the estimated fair value of $0.3 million was recorded as a reduction in proceeds and amortized to interest expense over the remaining 5 month term of the A&R LOC Agreement.

We did not repay the amount outstanding under the A&R LOC Agreement when it matured on July 1, 2010, as we were in negotiations at such time to amend the conversion terms.  On August 3, 2010, we agreed with Bzinfin that all the outstanding principal and accrued interest of approximately $18.4 million under the A&R LOC Agreement would be converted into 5,398,785 unregistered shares of Ener1 common stock at the amended conversion price of $3.40 per share, resulting in $6.8 million in debt conversion expense.

In addition, as an inducement to agree to the amended conversion terms, Ener1 issued to Bzinfin a warrant to purchase up to 863,806 shares of Ener1 common stock at an exercise price of $3.40 per share (the Class A Bzinfin Warrant) and a warrant to purchase up to 1,457,672 shares of Ener1 common stock at an exercise price of $4.25 per share (the Class B Bzinfin Warrant), resulting in $5.9 million in additional debt conversion expense.  The Class A and Class B Bzinfin warrants are immediately exercisable and expire five years from the date of issuance.

From July 2, 2010 to August 2, 2010, interest accrued on the outstanding amounts under the A&R LOC Agreement at an annual rate of 15%.  Ener1 agreed to make a cash payment on behalf of Bzinfin equal to the withholding taxes that Bzinfin must pay with respect to the total interest paid under the A&R LOC Agreement from February 2009, the date of inception, to August 2, 2010, the date of conversion, of approximately $527,000, which was recorded as debt conversion expense.

Securities Purchase Agreements with Ener1 Group
On June 1, 2010, we entered into a Securities Purchase Agreement (June SPA) with Ener1 Group, which owned approximately 51% of our outstanding common stock as of such date, before giving effect to the transaction contemplated by the June SPA.  Pursuant to the June SPA, Ener1 Group agreed to purchase 18,678,161 unregistered shares of Ener1 common stock, a warrant to purchase 3,000,000 shares of Ener1 common stock at an exercise price of $3.48 per share (the Class A Warrant) and a warrant to purchase 5,000,000 shares of Ener1 common stock at an exercise price of $4.40 per share (the Class B Warrant).  The Class A Warrant and Class B Warrant became exercisable on December 16, 2010 and expire on December 16, 2015.

On June 3, 2010, Ener1 Group transferred 18,000,000 shares of Ener1 common stock to two Ener1 shareholders, and effective June 9, 2010 purchased 18,678,161 shares of Ener1 common stock from us pursuant to the June SPA for an aggregate purchase price of $65 million.  Ener1 received proceeds from the sale of $63.5 million after deducting legal fees and expenses of approximately $1.5 million.

On September 21, 2010, we entered into a Securities Purchase Agreement (September SPA) with Ener1 Group under which Ener1 Group agreed to purchase 5,665,723 unregistered shares of Ener1 common stock, a warrant to purchase 910,000 shares of Ener1 common stock at an exercise price of $3.53 per share (the Class C Warrant) and a warrant to purchase 1,516,670 shares of Ener1 common stock at an exercise price of $4.46 per share (the Class D Warrant).  The warrants become exercisable on March 21, 2011 and expire on March 21, 2016.  The closing of the transaction pursuant to the September SPA was effective on October 1, 2010.

On October 1, 2010, we entered into a Securities Purchase Agreement (October SPA) with Ener1 Group under which Ener1 Group agreed to purchase 1,083,714 unregistered shares of Ener1 common stock, a warrant to purchase 174,062 shares of Ener1 common stock at an exercise price of $3.7877 per share (the Class E Warrant) and a warrant to purchase 290,102 shares of Ener1 common stock at an exercise price of $4.79 per share (the Class F Warrant).  The warrants become exercisable on April 1, 2011 and expire on April 1, 2016.  The closing of the transaction pursuant to this SPA was effective on October 1, 2010.

Pursuant to the September SPA and the October SPA, Ener1 Group purchased a total of 6,749,437 shares of Ener1 common stock for an aggregate purchase price of $24.1 million.  We received proceeds from the sale of $23.7 million after deducting legal fees and expenses of approximately $450,000.

Ener1 Group obtained the funds to purchase the Ener1 securities under the June SPA, the September SPA and the October SPA from loans extended by JSC VTB Bank (the Bank Loan).  Ener1 Group has pledged shares of Ener1 common stock that it owns to JSC VTB Bank to secure these loans, which pledged shares, as of the date of this Report, represent approximately 40% of the outstanding shares of Ener1 common stock.  Ener1 Group is required to maintain a collateral coverage ratio of 0.4:1 so long as these loans remain outstanding, and in order to do so it may be required from time to time to pledge additional shares of Ener1 common stock that it owns.  Mr. Zingarevich has personally guaranteed 75% of the aggregate principal amounts of the Bank Loans and Mr. Zingarevich, as the owner of Ener1 Group, is obligated to pay the accrued interest.

Other Transactions
Mr. Baker, who serves on the Board of Directors of Ener1, receives compensation from Think Global for consulting services performed for Think Global.

Mr. Kasagawa, who serves on the Board of Directors of Ener1, is the chief financial officer of the Aerospace and Industrial Systems Division of Itochu.  During 2010, Ener1 sold an aggregate of $10 million in Convertible Notes to Itochu.  See Note 8, Short-Term and Long-Term Borrowings.

Item 14.            Principal Accounting Fees and Services

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

Audit Fees

Audit fees include fees for professional services performed for the audit of our annual financial statements, review of financial statements included in our SEC filings, proxy statements, and responses to SEC comment letters, if any.   The total fees billed by PwC for professional services rendered in connection with the audit of the 2010 and 2009 annual consolidated financial statements were $726,000 and $487,000, respectively.  These fees also covered the audit of the effectiveness of our internal control over financial reporting at December 31, 2010 and 2009 and the services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements related to periods in 2010 and 2009.

Audit-Related Fees

Audit-related fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements not reported under “Audit Fees” above for 2010 were approximately $401,000.  There were no audit-related fees for 2009.

Tax Fees

The aggregate fees billed by PwC for professional services rendered for tax compliance, tax advice and tax planning were $103,000 and $24,000 for 2010 and 2009, respectively.  These amounts represent tax planning services for our foreign operations.

All Other Fees

There were no fees billed by PwC for professional services rendered that were not related to one of the foregoing categories for year ended 2010 and 2009.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

Exhibit Number		Description
2.1
Purchase Agreement, entered into on October 16, 2008, by and between Ener1, Inc. and TVG Asian Communications Fund II, L.P. and Rosebud Securities Limited to acquire 83% ownership interest in Enertech International, Inc., incorporated herein by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K dated October 30, 2008.

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

3.4		Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed on December 6, 2004, SEC File No. 000-21138.

3.5		By-laws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2 (Registration No. 333-112837), filed February 13, 2004.

3.6		Amendment to By-laws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005, SEC File No. 000-21138.

3.7		Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.8		Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed April 24, 2008.

3.9		Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed July 22, 2008.

3.10		Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed December 11, 2008.

3.11		Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit of the Registrant’s Schedule 14C filed June 11, 2010.

3.12	*	Article of Amendment to Amended and Restated Articles of Incorporation.

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

4.4
Form of Warrant to Purchase Common Stock of Ener1, Inc., dated December 9, 2004 issued to Merriman Curhan Ford & Co., incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form SB-2 (Registration No. 333-124745), filed May 9, 2005.

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

4.7	Form of Warrant to Purchase Common Stock of Ener1, Inc. issued to Ener1 Group on August 29, 2006, incorporated by reference to Exhibit 4.17 of Registrant's Form SB-2/A filed September 5, 2006.

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

4.10
Form of Warrant to purchase 9,000,000 and 18,000,000 shares of Common Stock of the Registrant, issued to Ener1 Group, Inc., incorporated by reference to Exhibit 4.27 to the Registrant’s Registration Statement on Form SB-2 filed on February 14, 2007.

4.11
Warrant issued to Charles Gassenheimer dated January 5, 2007 to purchase 500,000 shares of common stock of the Registrant, incorporated by reference to Exhibit 4.28 to the Registrant’s Registration Statement on Form SB-2 filed on February 14, 2007.

4.12
Form of Warrant to Purchase Common Stock of the Registrant issued pursuant to Series B Stock Amendment Agreement between Ener1, Inc., Ener1 Group, Inc. and Cofis Compagnie Fiduciaire S.A., incorporated by reference to Exhibit 4.36 of the Registrant’s Annual Report on Form 10-KSB for the period ended December 31, 2007 filed on March 12, 2008.

4.13	Warrant Agreement with Credit Suisse Securities (USA) LLC, dated as of March 23, 2010, incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated March 23, 2010.

4.14	Securities Purchase Agreement with Ener1 Group, Inc., dated June 1, 2010, incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q dated August 5, 2010.

4.15
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

4.17	Conversion Agreement with Bzinfin, S.A., dated August 3, 2010, incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q dated August 5, 2010.

4.18
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

4.20
Note Purchase Agreement, dated as of August 27, 2010, by and between Ener1, Inc. and Itochu Corporation, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 2, 2010.

4.21
$4,000,0000 6% Senior Convertible Note, dated August 27, 2010, issued by Ener1, Inc. to Itochu Corporation, incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated September 2, 2010.

4.22
$6,000,000 6% Senior Convertible Note, dated September 15, 2010, issued by Ener1, Inc. to Itochu Corporation, incorporated by reference to Exhibit 4.23 to the Registrant’s Form 10-Q dated November 4, 2010.

4.23	Form of Note, incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

4.24	Form of Warrant, incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

4.25
Registration Rights Agreement, dated as of September 2, 2010, by and between Ener1, Inc. and the investors party thereto, incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

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

4.30	Think Holdings AS Promissory Note, dated October 1, 2010, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated October 7, 2010.

4.31	Amended Think Holdings AS Promissory Note, dated October 1, 2010 incorporated by reference to Exhibit 4.32 to the Registrant’s Form 10-Q dated November 4, 2010.

4.32	Think Holdings AS Promissory Note, dated October 28, 2010 incorporated by reference to Exhibit4.33 to the Registrant’s Form 10-Q dated November 4, 2010.

4.33	Form of Note, incorporated by reference to Exhibit 1.2 to the Registrant’s Current Report on Form 8-K dated January 3, 2011.

4.34	Form of Warrant, incorporated by reference to Exhibit 1.3 to the Registrant’s Current Report on Form 8-K dated January 3, 2011.

4.35
Registration Rights Agreement, dated as of December 31, 2010, by and between Ener1, Inc. and the investors party thereto, incorporated by reference to Exhibit 1.4 to the Registrant’s Current Report on Form 8-K dated January 3, 2011.

10.1
Securities Purchase Agreement, dated as of September 2, 2010, by and between Ener1, Inc. and the investors party thereto, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 3, 2010.

10.2
Separation Agreement and General Release dated September 17, 2010, by and between Ener1, Inc. and Gerard A. Herlihy, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 21, 2010.

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

10.6
Exchange Agreement among Ener1, Inc., Rockport Capital Partners II, L.P. and Rockport Capital Partners III, L.P., dated October 20, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 26, 2010.

10.7
Supply Agreement between Ener1, Inc. and Joint Stock Company “Mobile Gas Turbine Electric Powerplants,” effective as of October 29, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 2, 2010.

10.8
Sino-Foreign Equity Joint Venture Contract between Ener1, Inc. and Wanxiang EV Co., Ltd., dated as of January 17, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 21, 2011.

10.9	Expanded Put Right Agreement between Ener1, Inc. and Investinor AS, dated January 4, 2011, incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 10, 2011.

10.10
Securities Purchase Agreement, dated as of December 31, 2010, by and between Ener1, Inc. and the investors party thereto, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated January 3, 2011.

10.11
Supply Agreement between Ener1, Inc. and Joint Stock Company “Mobile Gas Turbine Electric Powerplants,” effective as of October 29, 2010 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2010.

10.12
Employment Agreement, dated November 29, 2010, between Ener1, Inc. and Robert Kamischke, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated November 29, 2010.

10.13
Revolving Line of Credit Agreement between Ener1, Inc. and Think Holdings AS, dated November 18, 2010 incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2010.

10.14
Security Agreement between Ener1, Inc. and Think North America, Inc., dated November 18, 2010 incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 23, 2010.

10.15
Amended and Restated Revolving Line of Credit Agreement between Ener1, Inc., Think Holdings AS, Think Global AS and Think North America, Inc. dated February 28, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 4, 2011.

10.16
Amended and Restated Security Agreement between Ener1, Inc., Think Holdings AS, Think Global AS and Think North America, Inc., dated February 28, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 4, 2011.

10.17
Norwegian Security Agreement between Ener1, Inc., Think Holdings AS and Think Global AS, dated February 28, 2011, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 4, 2011.

10.18	*	Extension of Repayment Date agreement between Ener1, Inc., Think Holdings AS, Think Global AS and Think North America, Inc., dated March 9, 2011.

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of PricewaterhouseCoopers LLP

23.2	*	Consent of MaloneBailey, LLP

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.

32.1	‡	Section 1350 Certification of Chief Executive Officer.

32.2	‡	Section 1350 Certification of Chief Financial Officer.

32.3	‡	Section 1350 Certification of Chief Accounting Officer.

* Filed herewith.
‡ Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENER1, INC.

Dated: March 7, 2011	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles Gassenheimer	Chief Executive Officer, Chairman	March 7, 2011
Charles Gassenheimer	(Principal Executive Officer)

/s/ Jeffrey Seidel	Chief Financial Officer	March 10, 2011
Jeffrey Seidel	(Principal Financial Officer )

	Chief Accounting Officer	March 7, 2011
/s/ Robert R. Kamischke	Vice President of Finance
Robert R. Kamischke	(Principal Accounting Officer)

/s/ Kenneth Baker	Director	March 4, 2011
Kenneth Baker

/s/ Nora Brownell	Director	March 8, 2011
Nora Brownell

/s/ Elliot Fuhr	Director	March 6, 2011
Elliot Fuhr

/s/ William E. James	Director	March 7, 2011
William E. James

/s/ Greg Kasagawa	Director	March 7, 2011
Greg Kasagawa

Director
Stanislav Shekshnia

/s/ Thomas Snyder	Director	March 8, 2011
Thomas Snyder

/s/ Boris Zingarevich	Director	March 8, 2011
Boris Zingarevich