Form 10-Q
period 2011-03-31
ENER1 INC
filed 2011-05-10
CIK 895642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).             Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Outstanding as of April 29, 2011
Common Stock, par value $0.01 per share	169,092,179

ENER1, INC.

Form 10-Q for the Quarter Ended March 31, 2011

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.
ENER1, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share data)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$19,403	$60,310
Restricted cash	11,678	10,961
Accounts receivable, net of allowance of $477 and $444	29,423	23,882
Grant proceeds receivable	936	2,038
Loans receivable	18,179	14,048
Inventories, net of provision for obsolescence of $1,105 and $932	27,344	23,612
Contracts in process	19,705	11,250
Prepaid expenses and other current assets	10,719	1,328
Total current assets	137,387	147,429

Deferred financing costs, net of amortization of $570 and $3,212	2,297	2,867
Property and equipment, net of accumulated depreciation of $18,292 and $15,589	125,626	123,503
Intangible assets, net of accumulated amortization of $5,333 and $4,868	10,751	11,153
Investment in unconsolidated entity	-	58,625
Goodwill	52,807	51,845
Other	1,199	1,122
Total assets	$330,067	$396,544

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$34,360	$41,925
Deferred grant proceeds, current portion	690	552
Income taxes payable	179	337
Current portion of capital leases and other debt obligations	47,061	41,775
Total current liabilities	82,290	84,589

Deferred grant proceeds, less current portion	32,157	31,169
Derivative and financial instruments	25,054	15,453
Long-term debt	48,928	55,992
Other long-term liabilities	2,611	2,049
Deferred income tax liabilities	207	216
Total liabilities	191,247	189,468

Commitments and contingencies

Stockholders' equity
Common stock, $0.01 par value, 300,000,000 shares authorized, 168,397,444 and 163,769,700 issued and outstanding	1,685	1,639
Paid in capital	622,365	607,745
Accumulated other comprehensive income	7,967	6,231
Accumulated deficit	(495,024)	(410,306)
Total Ener1, Inc. stockholders' equity	136,993	205,309
Noncontrolling interests	1,827	1,767
Total stockholders' equity	138,820	207,076
Total liabilities and stockholders' equity	$330,067	$396,544

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share data)

	Three Months Ended
	March 31,
	2011	2010
Net sales	$23,084	$10,975
Cost of sales	17,619	9,828
Gross profit	5,465	1,147

Operating expenses:
General and administrative	8,014	5,229
Research and development, net	8,536	9,866
Grant proceeds recognized	(173)	(28)
Depreciation and amortization	1,565	1,349
Impairment loss	59,433	-
Total operating expenses	77,375	16,416

Loss from operations	(71,910)	(15,269)

Other income (expense)	(12,716)	(178)

Loss before income taxes	(84,626)	(15,447)
Income tax expense	82	16

Net loss	(84,708)	(15,463)
Net income (loss) attributable to noncontrolling interests	10	(126)

Net loss attributable to Ener1, Inc.	$(84,718)	$(15,337)

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.51)	$(0.12)

Diluted	$(0.51)	$(0.13)

Weighted average shares outstanding
Basic	165,203	124,904

Diluted	165,203	124,968

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands)

	Common Stock	Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Stockholders' Equity
Balance at December 31, 2009	$1,245	$451,592	$4,860	$(341,505)	$1,807	$117,999

Comprehensive loss:
Net loss	-	-	-	(15,337)	(126)	(15,463)
Translation adjustment	-	-	1,549	-	20	1,569
Total comprehensive loss					(106)	(13,894)
Shares sold for cash, net of costs	10	4,382	-	-	-	4,392
Stock option and warrant exercises	1	38	-	-	-	39
Reduction in derivative liability	-	297	-	-	-	297
Warrants issued to related party as borrowing fees under a line of credit agreement	-	275	-	-	-	275
Stock-based compensation expense	-	1,013	-	-	-	1,013
Balance at March 31, 2010	$1,256	$457,597	$6,409	$(356,842)	$1,701	$110,121

			Accumulated
			Other			Total
	Common	Paid in	Comprehensive	Accumulated	Noncontrolling	Stockholders'
	Stock	Capital	Income	Deficit	Interests	Equity

Balance at December 31, 2010	$1,639	$607,745	$6,231	$(410,306)	$1,767	$207,076

Comprehensive loss:
Net loss	-	-	-	(84,718)	10	(84,708)
Translation adjustment	-	-	1,736	-	50	1,786
Total comprehensive loss					60	(82,922)
Shares sold for cash, net of costs	26	6,779	-	-	-	6,805
Shares issued in advance for debt repayment	19	6,882	-	-	-	6,901
Restricted stock, option and warrant exercises	1	184	-	-	-	185
Stock-based compensation expense	-	775	-	-	-	775
Balance at March 31, 2011	$1,685	$622,365	$7,967	$(495,024)	$1,827	$138,820

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating activities:
Net loss	$(84,708)	$(15,463)
Adjustments to reconcile net loss to cash used in operating activities:
Loss (gain) on derivative and financial instruments	8,793	(1,525)
Accretion of discounts on debt	2,379	850
Interest expense related to financing costs	2,277	536
Depreciation and amortization	2,847	2,167
Grant proceeds recognized	(173)	(28)
Impairment loss	59,433	-
Stock-based compensation expense	775	1,013
Other non-cash changes	329	863
Changes in certain operating assets and liabilities:
Accounts receivable	(3,918)	(2,004)
Grant receivable related to operating expenses	1,101	(306)
Inventory	(3,412)	(5,401)
Contracts in process	(9,502)	-
Accounts payable and accrued expenses	(8,136)	11,608
Changes in current assets, liabilities and other, net	(2,376)	(1,203)
Net cash used in operating activities	(34,291)	(8,893)

Investing activities:
Capital expenditures and equipment deposits	(3,593)	(16,155)
Grant proceeds received related to capital expenditures	1,298	6,469
Investment in unconsolidated entity	-	(5,752)
Loans and advances to unconsolidated entity	(3,800)	-
Restricted cash	(579)	(747)
Other	7	36
Net cash used in investing activities	(6,667)	(16,149)

Financing activities:
Proceeds from sale of stock, net	6,805	4,392
Proceeds from credit facility and bank loans	1,590	10,573
Proceeds from related party borrowings	-	5,000
Repayment of senior unsecured notes	(6,967)	-
Repayment of credit facility, bank loans and capital leases	(1,206)	(1,621)
Other	185	39
Net cash provided by financing activities	407	18,383

Effect of exchange rates on cash and cash equivalents	(356)	(9)
Net decrease in cash and cash equivalents	(40,907)	(6,668)
Cash and cash equivalents - beginning balance	60,310	14,314
Cash and cash equivalents - ending balance	$19,403	$7,646

Supplemental Disclosure of Non-cash Investing and Financing Activities:

Non-cash investing and financing activities:
Shares issued for advance payment on senior unsecured notes	$6,901	-
Put option issued in connection with investment in unconsolidated entity	809	-
Warrants issued in connection with short term borrowings	-	2,166
Warrants issued in connection with related party debt	-	275
Reduction in derivative and financial instruments	-	297
Borrowings pursuant to capital leases and equipment purchases	-	422

The accompanying notes are an integral part of the unaudited consolidated financial statements.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Business Overview

Nature of the Business
Ener1, Inc. (Ener1, the Company, the Registrant, we, our or us) is a Florida corporation, founded in 1985 and headquartered in New York, New York.  We design, develop and manufacture high-performance, prismatic, rechargeable, lithium-ion batteries and battery pack systems for energy storage for use in the transportation, grid energy storage and small pack, or consumer cell product markets.  We produce and manufacture battery cells in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through oursubsidiary, Ener1 Korea, Inc. (Ener1 Korea).

Ener1 Group, Inc. (Ener1 Group) and Bzinfin, S.A. (Bzinfin), the sole owner of Ener1 Group, collectively owned approximately 47.9% of our outstanding common stock and, with warrants, beneficially owned approximately 55.6% of our common shares on a fully diluted basis as of March 31, 2011.  See Note 12, Related Party Transactions.

Our primary products for the transportation markets consist of battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses.  In the grid energy storage markets, we are developing energy storage applications for utility grid and commercial applications.  Ener1 Korea manufactures lithium-ion batteries for the small format products markets which encompass consumer, industrial and military products.  Our primary small format product line consists of commercial prismatic lithium-ion batteries for products such as Motorola’s hand-held scanners.

In 2009 and 2010 we made separate strategic investments in Think Holdings, AS (Think Holdings), a Norwegian limited liability company and the majority owner of Think Global, AS (Think Global), an EV manufacturer.  As of March 31, 2011, we controlled approximately 48% of the outstanding voting power in Think Holdings and two individuals who serve on the Board of Directors of Ener1 also serve on the board of directors of Think Holdings.  On April 26, 2011, one of these two individuals resigned from the board of directors of Think Holdings.  On May 9, 2011, we surrendered to Think Holdings, for no consideration, all shares of Think Holdings’ voting equity held by Ener1, including, without limitation, all shares of Series B Convertible Preferred Stock (Series B Stock).  See Note 12, Related Party Transactions.

During 2010, we commenced commercial production and shipment of lithium-ion battery packs to Think Global.  In January 2011, we stopped shipping battery packs to Think Global at their direction.  We do not know when or if we will recommence shipping battery packs to Think Global, the timing of which would depend on Think Holdings’ ability to raise sufficient capital to continue operations.

At March 31, 2011, the current portion of our short-term borrowings totaled approximately $47.1 million, of which $24.8 million is related to our senior unsecured notes.  We anticipate paying the amounts due under the senior unsecured notes in shares of Ener1 common stock as long as certain conditions regarding the trading price and volume of our common stock are met.  If these conditions are not met and we are unable to obtain a waiver of these conditions from the holders of the senior unsecured notes, we will need to pay the amounts due under the senior unsecured notes in cash.

In addition to anticipated cash flows from certain operating segments, we intend to fund our operations and provide additional working capital to the Company through the sale of our common stock or other public or private financings available to us to.  The pricing, dilution, terms and conditions and our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions.  Since 2008, the global financial markets have experienced significant price and volume fluctuations.  Volatility in debt and equity markets may adversely affect our ability to procure future financing.  We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of March 31, 2011.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of financial position, results of operations, and cash flows. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Principles of Consolidation
Ener1 is the parent company to its wholly-owned subsidiaries: (i) EnerDel, a Delaware corporation, (ii) EnerFuel, Inc. (EnerFuel), a Delaware corporation, (iii) NanoEner, Inc. (NanoEner), a Florida corporation, (iv) EnerDel Japan, Inc. (EnerDel Japan), a Japanese corporation, (v) Ener1 Battery Company (Battery Company), a Florida corporation, and (vi) Ener1 Europe, S.A.S. (Ener1 Europe), a French corporation.  Ener1 currently holds a 94% interest in Ener1 Korea.  Ener1 Korea has a wholly-owned subsidiary, Emerging Power, Inc. (Emerging Power) a New Jersey corporation.

Our consolidated financial statements reflect our financial statements and those of our wholly-owned and majority-owned domestic and foreign subsidiaries.  For consolidated entities in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interests in our consolidated statements of operations equal to the percentage of the interests retained by the noncontrolling parties.  Intercompany transactions and balances are eliminated in consolidation.

We account for our investment in Think Holdings, an entity over which we exercise significant influence but do not exercise control, using the cost method because the form of our investment is not deemed to be equivalent to common stock for accounting purposes.  We review this investment for potential impairment at each reporting period using a three-step process.  First, we determine if impairment indicators are present.  If an impairment indicator is present then the second step of the test is to determine if the impairment is temporary or other than temporary.  If the impairment is other than temporary, then the last step is to determine the fair value of the investment and record an impairment loss for the difference between the fair value and the cost of the investment.  See Note 12, Related Party Transactions.

Certain amounts for 2010 have been reclassified to conform to the 2011 presentation.

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

Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (US GAAP) requires our management to make estimates and judgments that may affect the reported amounts presented and disclosed in our consolidated financial statements.  On an ongoing basis, we evaluate our estimates and judgments, including those related to: revenue recognition and related allowances; derivative and financial instruments; inventories; impairments of long-lived assets, including intangible assets and goodwill; income taxes, including the valuation allowance for deferred tax assets; product warranty reserves; contingencies and litigation; as well as stock-based payments, warrants, valuation of beneficial conversion feature, if any, on convertible securities; and other financing matters.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We base these estimates on historical experience and various other factors that we believe to be reasonable, the results of which form the basis for making judgments under the circumstances.  Due to the inherent uncertainty involved in making these estimates, actual results reported may differ from the these estimates under different assumptions or conditions.

Note 2 – New Accounting Pronouncements

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued accounting pronouncements that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

Product Revenues
Revenue from product sales is recognized when title and risk of loss have passed to the customer, which is typically upon shipment, with the exception of revenue from long term construction contracts, which is recognized using the percentage of completion method.  Battery related sales by Ener1 Korea are recognized at the delivery point or the receipt point of the bill of lading, depending on whether the sale is domestic or an export.

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Grant Proceeds Receivable and Deferred Grant Proceeds
In August 2009, we were awarded a grant of $118.5 million under the Automotive Battery Manufacturing Initiative (ABMI), which is administered by the Department of Energy (DOE).  The proceeds from the grant are primarily being used to purchase production equipment for capacity at our existing facilities.  Under the ABMI grant, we receive one incentive dollar for each dollar we spend of our own funds.

ABMI grant proceeds related to the purchase of assets are recorded as deferred grant proceeds and recognized as a reduction of operating expenses over the periods during which depreciation on the assets is charged and in proportion to the amount of the depreciation charge.  We begin depreciating a purchased asset on the date the asset is placed in service.  ABMI grant proceeds used to pay operating expenses are recorded as a reduction of research and development expenses and totaled approximately $2.9 million and $468,000 during the three months ended March 31, 2011 and 2010, respectively.

Inventories
The following table presents the components of inventories (in thousands):

	March 31,	December 31,
	2011	2010

Raw materials and supplies	$13,050	$12,108
Work in process	8,294	7,085
Finished goods	7,105	5,351
	28,449	24,544
less: provision for obsolescence	(1,105)	(932)
	$27,344	$23,612

We establish reserves for obsolete or slow-moving inventory based on management’s analysis of inventory levels and future sales forecasts at the end of each accounting period.

Prepaid Expense and Other Current Assets
On March 3, 2011, we issued approximately 1.9 million registered shares of Ener1 common stock pursuant to a registration statement on Form S-3 filed with the Securities and Exchange Commission as an advance payment for the quarterly installment of principal and interest due on April 1, 2011 under a senior unsecured note.  The fair value of these shares of approximately $6.9 million, is recorded in prepaid expenses and other current assets.  See Note 6, Short-Term and Long-Term Borrowings.

Property and Equipment
The components of property and equipment were as follows (in thousands):

	March 31,	December 31,
	2011	2010

Land	$2,185	$2,134
Building and building improvements	5,951	5,818
Machinery and equipment	53,386	49,815
Office equipment, furniture and other	5,184	4,463
Leasehold improvements	14,977	14,934
Equipment deposits	6,875	7,238
Construction in progress	55,360	54,690
	143,918	139,092
less: accumulated depreciation	(18,292)	(15,589)
	$125,626	$123,503

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Construction in progress includes payments for equipment being constructed by third parties specifically for our use and equipment not yet placed in service.  Depreciation on these assets will commence when we place the assets in service.  During the period ended March 31, 2011, we recorded capitalized interest expense of approximately $782,000, which is included in construction in progress as of March 31, 2011.  Assets recorded under capital leases were approximately $8.4 million at March 31, 2011 and December 31, 2010.

Depreciation expense for the periods ended March 31, 2011 and March 31, 2010 was approximately $2.4 million and $1.6 million, respectively.

Intangible Assets and Goodwill
The components of intangible assets, all of which are finite-lived, were as follows (in thousands, except useful life data):

	Useful	As of March 31, 2011			As of December 31, 2010
	life	Carrying	Accumulated		Carrying	Accumulated
	(in yrs)	Amount	Amortization	Net	Amount	Amortization	Net

Patented and unpatented technology	10	$13,910	$(3,662)	$10,248	$13,908	$(3,315)	$10,593
Electric vehicle battery technology	4.2	1,199	(696)	503	1,166	(606)	560
Customer relationships	2.2	975	(975)	-	947	(947)	-
		$16,084	$(5,333)	$10,751	$16,021	$(4,868)	$11,153

Goodwill	Indefinite	$52,807	$-	$52,807	$51,845	$-	$51,845

Certain intangible assets and goodwill are subject to foreign currency translation and the translation adjustment is recorded as a component of accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheets.

Intangible asset amortization expense was approximately $421,000 and $526,000 for the periods ended March 31, 2011 and 2010, respectively.  The following table reflects the estimated future amortization expense related to intangible assets as of March 31, 2011 (in thousands):

Year Ended December 31,

2011	$1,639
2012	1,588
2013	1,362
2014	1,362
2015	1,362
Thereafter	3,438

$10,751

As disclosed in Note 13, Operating Segment and Geographic Information, the Company revised its reportable operating segments as of January 1, 2011.  We have not completed the reallocation of goodwill to our new reportable operating segments as of March 31, 2011.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Payable and Accrued Expenses
The components of accounts payable and accrued expenses were as follows (in thousands):

	March 31,	December 31,
	2011	2010

Accounts payable	$19,496	$27,616
Accrued other	4,229	6,027
Accrued financing fee	5,920	4,504
Accrued compensation and benefits	3,436	2,921
Customer advances	916	617
Product warranty reserves	363	240
	$34,360	$41,925

The accounts payable balance at March 31, 2011 and December 31, 2010 includes approximately $473,000 and $5.0 million, respectively, related to equipment purchases made under the ABMI grant.  The accrued financing fees represent minimum fees for premiums payable under senior unsecured notes and advisory services payable by Ener1.  See Note 6, Short-Term and Long-Term Borrowings.

Warranty Reserves
We record the estimated cost of warranties, which we began offering in May 2010 when commercial production and sales of battery packs commenced, in cost of sales in the period the revenue is recognized.  We use internal durability testing data, comparative industry information and industry sources to develop the warranty reserve.  If actual warranty claims differ from these estimates, adjustments to the product warranty reserve could have a material effect on our consolidated financial statements.  The components of the product warranty liability, as of March 31, 2011 and December 31, 2010, were as follows (in thousands):

	March 31,	December 31,
	2011	2010

Balance, beginning of period	$894	$-
Provision for new warranties	306	894
Balance, end of period	1,200	894
less: current portion	(363)	(240)
Long term portion	$837	$654

Note 4 – Earnings per Share

Net loss per share-basic is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Net loss per share-diluted is calculated by including in the number of common shares outstanding, the number of common shares potentially issuable if in-the-money options or warrants are exercised or in-the-money convertible debt is converted into common stock and the effect of the exercise of options and warrants or conversion of convertible debt on the net loss per share.  In addition, in calculating net loss per share-diluted we assume in-the-money warrants containing dilution protection features are exercised, which may cause the gain or loss on derivative instruments to increase or decrease, which will, in turn cause the net loss per share-diluted, if dilutive, to increase.  Also, in calculating net loss per share-diluted we assume financial instruments are exercised, which may cause the gain or loss on financial instruments to increase or decrease, which will in turn, cause the net loss per share-diluted, if dilutive, to increase.  Lastly, in calculating net loss per share-diluted we assume that amounts due under our senior unsecured notes are settled with shares of our common stock, which may cause the interest expense under such notes to decrease, which may in turn cause the net loss per share diluted, if dilutive, to increase.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a reconciliation of net loss attributable to Ener1 and weighted average common shares outstanding for purposes of calculating basic and diluted loss per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010

Net loss for basic loss per share	$(84,718)	$(15,337)
Adjustment for gain on certain derivative instruments	-	(1,521)
Net loss for diluted loss per share	$(84,718)	$(16,858)

Weighted average number of common shares outstanding:
Basic	165,203	124,904
Effect of dilutive securities:
Certain warrants	-	64
Diluted	165,203	124,968

Net loss per share attributable to Ener1, Inc.:
Basic	$(0.51)	$(0.12)
Diluted	$(0.51)	$(0.13)

Note 5 – Other Income (Expenses)

The components of other income (expense) were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Other income (expense):
Interest expense	$(3,972)	$(2,002)
Interest income	376	35
Gain on derivative instruments	5,148	1,525
Loss on financial instruments	(13,941)	-
Foreign currency loss	(367)	(50)
Other	40	314
Total other income (expense)	$(12,716)	$(178)

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 6 – Short-Term and Long-Term Borrowings

The components of short-term and long-term borrowings were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Current	Long-Term	Current	Long-Term

8.25% Senior Unsecured Notes due March 2013	$17,069	$24,980	$17,001	$29,391
8.25% Senior Unsecured Notes due July 2013	7,689	13,394	4,469	15,342
6.00% Senior Convertible Notes due August 2015	55	10,000	192	10,000
8.50% Convertible Bonds due January 2013	-	444	-	430
Bank loans and other financing	19,946	-	17,635	-
Capital lease obligations	2,302	110	2,478	829
	$47,061	$48,928	$41,775	$55,992

Senior Unsecured Notes
In September 2010, Ener1 sold $55 million of 8.25% senior unsecured notes (the Notes), 960,926 shares of Ener1 common stock and warrants to purchase up to 2,882,776 shares of Ener1 common stock (the Purchase Agreement Warrants) at an initial exercise price of $3.82 per share for aggregate consideration of $55 million (Purchase Agreement I).

In December 2010, Ener1 sold an additional $25 million of Notes, 339,783 shares of Ener1 common stock and Purchase Agreement Warrants to purchase up to 1,019,353 shares of Ener1 common stock at an initial exercise price of $4.68 for aggregate consideration of $25 million (Purchase Agreement II).

We may pay amounts due on the Notes in cash, or, if certain conditions are met, in shares of Ener1 common stock or a combination of cash and shares of Ener1 common stock, all of which will result in premium payments above the face value plus stated interest.  The stated interest rate on the Notes is 8.25%, but the payments for principal and interest due on any payment date will be computed to give effect to recent share prices, valuing the shares of our common stock at 91.75% of a weighted average share price over a pricing period ending shortly before the payment date.

The principal of the Notes is payable in ten equal quarterly installments.  The first installment payment for the Notes sold under Purchase Agreement I was paid, in cash, on January 3, 2011, resulting in a premium payment of approximately $523,000, and the second installment payment was paid in shares of Ener1 common stock on April 1, 2011, resulting in a premium payment of approximately $617,000.  The first installment payment for the Notes sold under Purchase Agreement II was paid, in cash, on April 1, 2011, resulting in a premium payment of approximately $226,000.

We are required to register for resale under the Securities Act the maximum number of shares of Ener1 common stock we may elect to issue in payment of amounts due under the Notes issued under Purchase Agreement I and Purchase Agreement II. The registration statement registering the resale of common stock issuable to repay obligations under Notes issued under Purchase Agreement I was declared effective on December 31, 2010.    On February 11, 2011, we filed a registration statement to register the resale of shares we may elect to issue to repay obligations under Notes issued under Purchase Agreement II.  The $6.4 million held in restricted cash accounts, representing the first two installment payments due on the Notes issued under Purchase Agreement II, will be released when this registration statement is declared effective.  The April 1, 2011 installment payment for the Notes issued under Purchase Agreement II was made using $3.2 million of funds that were released from the restricted cash accounts.  The registration statement registering the resale of common stock issuable to repay obligations under Notes issued under Purchase Agreement II was declared effective on May 9, 2011.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The estimated fair value of the shares of Ener1 common stock, the Purchase Agreement Warrants and the premium payments in connection with the Notes have been recorded as a debt discount and are being amortized to interest expense, using the effective interest method, over the term of the Notes.  The Purchase Agreement Warrants are immediately exercisable and expire five years from the date of grant.  The Purchase Agreement Warrants contain certain anti-dilution protection features and the fair value of these features has been recognized in the accompanying consolidated balance sheet as a derivative instrument.  See Note 7, Fair Value of Derivative and Financial Instruments.

The components of the Notes as of March 31, 2011 are as follows (in thousands):

	Purchase Agreement I	Purchase Agreement II	Totals

Remaining face value of the Notes	$49,500	$25,000	$74,500
Debt discount, net	(8,424)	(4,426)	(12,850)
Accrued interest	973	509	1,482
Balance, end of period	42,049	21,083	63,132
less: current portion	(17,069)	(7,689)	(24,758)
Long-term portion	$24,980	$13,394	$38,374

The amortization of debt discount, using the effective interest method, and the future amortization over the remaining life of the Notes are as follows (in thousands):

	Purchase Agreement I	Purchase Agreement II	Totals

Original issue discount	$12,871	$5,280	$18,151
Amortized to expense	(4,447)	(855)	(5,302)
Balance, end of period	$8,424	$4,425	$12,849

Future Amortization:
Year ended December 31, 2011	$4,713	$2,226	$6,939
Year ended December 31, 2012	3,523	1,857	5,380
Year ended December 31, 2013	188	342	530
	$8,424	$4,425	$12,849

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Financing costs associated with the sale of the Notes have been recorded as deferred financing costs and are being amortized to interest expense over the term of the Notes.  The amortization of deferred financing costs, using the effective interest method, and the future amortization over the remaining life of the Notes are as follows (in thousands):

	Purchase Agreement I	Purchase Agreement II	Totals

Financing costs incurred	$2,324	$1,048	$3,372
Amortized to expense	(864)	(212)	(1,076)
Balance, end of year	$1,460	$836	$2,296

Future Amortization:
Year ended December 31, 2011	$856	$497	$1,353
Year ended December 31, 2012	577	321	898
Year ended December 31, 2013	28	18	46
	$1,461	$836	$2,297

Senior Convertible Notes
In August and September 2010, Ener1 sold an aggregate of $10 million in Senior Convertible Notes (the Convertible Notes) to Itochu Corporation, a Japanese corporation (Itochu).  The Convertible Notes bear interest at 6.0% per annum and the interest is payable in arrears on February 26th and August 26th of each year.  The first interest payment was made on February 25, 2011.  Itochu has the right to convert all or any part of the outstanding principal and unpaid interest into shares of Ener1 common stock at a conversion price of $3.612 per share.  The Convertible Notes mature in August 2015.

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

Ener1 acquired 96% of the principal amount of the Ener1 Korea Convertible Bonds in October 2008 in connection with Ener1’s acquisition of Ener1 Korea.  In December 2009, Ener1 converted $6.9 million of the outstanding principal of the Ener1 Korea Convertible Bonds into shares of Ener1 Korea common stock.  At March 31, 2011, approximately $2.7 million in principal and accrued interest of the Ener1 Korea Convertible Bonds was outstanding and is convertible into up to 2,804,635 shares of Ener1 Korea common stock.  We owned approximately 84% of the outstanding principal balance of the Ener1 Korea Convertible Bonds at March 31, 2011 and have eliminated the principal and related accrued interest in consolidation.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Bank loans
Ener1 Korea maintains bank loans denominated in Korean Won, consisting of trade financing agreements and letters of credit.  The total amount available at March 31, 2011 under these loans was approximately $15.7 million, of which $13.3 million was outstanding, based on the period-end exchange rate of 1,107.2 Korean Won per United States Dollar.  The amounts are scheduled for repayment at various times throughout 2011 and the first quarter of 2012.

Ener1 Korea has an equipment loan that is also denominated in Korean Won.  The total amount available and outstanding at March 31, 2011 was approximately $4.5 million.  The loan bears interest at 7.85% and is scheduled to mature in October 2011.

Ener1 Korea’s wholly-owned subsidiary Emerging Power has a $2 million line of credit with a commercial bank that is denominated in United States Dollars.  At March 31, 2011, $1.8 million was outstanding under this line of credit which was then scheduled to mature in June 2011.  In April 2011, Emerging Power amended the line of credit to increase the amount available up to $4 million and extend the maturity date to April 2012.

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

	March 31,	December 31,
	2011	2010

Balance, beginning of period	$3,307	$5,073
Borrowings	-	754
Repayments	(919)	(2,614)
Amortization of debt issuance costs	24	94
Balance, end of period	2,412	3,307
less: current portion	(2,302)	(2,478)
Long term capital lease obligation	$110	$829

Note 7 – Fair Value of Derivative and Financial Instruments

We record the fair value of derivative instruments and financial instruments in our consolidated balance sheet and reflect the changes in fair value as gain or loss on derivative instruments and financial instruments.  Our derivative instruments are not designated as hedging instruments.

Derivative Instruments
We issued freestanding warrants in connection with capital raising activities during 2004 that contained dilution protection features requiring exercise price adjustments if we issued securities deemed to be dilutive to the warrants (2004 Warrants).

In connection with our credit agreement with Credit Suisse AG, Cayman Islands Branch (Credit Suisse), we issued warrants to Credit Suisse (Credit Suisse Warrants) in 2010.  In connection with the sale of the Notes we issued the Purchase Agreement Warrants in 2010 to the purchasers of the Notes.  The Credit Suisse Warrants and the Purchase Agreement Warrants contain dilution protection features requiring exercise price adjustments if we issue securities that are deemed to be dilutive to the warrants.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In accordance with applicable accounting guidance, the conversion feature of the Ener1 Korea Convertible Bonds was bifurcated and recorded as a derivative instrument.  As foreign currency rates fluctuate, the number of shares of Ener1 Korea stock to be issued upon conversion fluctuates.

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

When an investor exercises its Ener1 Put Option, each share of Series B Stock will have a stated value of $1.67 per share.  The Ener1 common stock issued in exchange for Series B Stock will be valued at the greater of (i) the preceding 15-day volume weighted average price of Ener1 common stock or (ii) $4.00 per share.  The total amount of Ener1 common stock issuable upon exercise of the Ener1 Put Option is capped at $27.5 million and at March 31, 2011, Ener1 may be required to issue up to approximately $15.1 million in shares in connection with the Ener1 Put Option.  Investors originally had until May 5, 2011 to exercise the Ener1 Put Option and, upon exercise, would receive unregistered shares of Ener1 common stock.  We are currently negotiating put right extension agreements with investors who have rights pursuant to the Ener1 Put Option (Put Right Extension Agreement) to, among other things, postpone the date on which the Ener1 Put Option may be exercised from May 5, 2011 to September 15, 2011 and provide that on such date, all shares of Series B Stock held by investors that exercise the Ener1 Put Option will be exchanged for shares of Ener1 common stock issued under a registration statement.

In January 2011, we entered into an expanded put right agreement (the Investinor Expanded Put Right) with Investinor AS (Investinor), an existing shareholder of Think Holdings.  Pursuant to the Investinor Expanded Put Right, Investinor provided $2.5 million in bridge financing to Think Holdings and waived certain shareholder rights in Think Holdings.  In connection with the bridge financing provided by Investinor, Ener1 agreed that Investinor could require Ener1 to issue shares of Ener1 common stock to Investinor in exchange for their shares of Series B Stock into which such bridge financing would be converted.

Upon exercise of the Investinor Expanded Put Right, the exchange price for each share of Series B Stock will be equal to the then current United States dollar equivalent of 10 Norwegian Kroner per share.  The Ener1 common stock issued in exchange for Series B Stock will be valued at the greater of (i) the preceding 15-day volume weighted average price of Ener1 common stock or (ii) $4.00 per share.  Under the initial terms of the Investinor Expanded Put Right, Investinor had until May 5, 2011 to exercise the Investinor Expanded Put Right.  Ener1 agreed to register the resale of the unregistered shares of Ener1 common stock Investinor received upon exercise of the put right.

We also extended to Investinor, under the Investinor Expanded Put Right, the right to transfer to Ener1 an additional 3,007,400 shares of Series B Stock under the same terms and conditions of the Investinor Expanded Put Right.  Investinor also had the right to transfer to Ener1 2,000,000 shares of Series B Stock under the Ener1 Put Option, which is now encompassed under the Investinor Expanded Put Right and the exchange price for each share of Series B Stock will be equal to the then current United States dollar equivalent of 10 Norwegian Kroner per share.

In accordance with applicable accounting standards, in January 2011, we initially recognized the fair value of the Investinor Expanded Put Right by increasing our investment in unconsolidated entity by approximately $731,000.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As of April 4, 2011, Ener1 amended the Investinor Expanded Put Right (the Amended Investinor Expanded Put Right) to, among other things, suspend Investinor’s right to put their shares of Series B Stock to Ener1 until the earlier to occur of: (i) June 15, 2011 or (ii) the date on which Ener1’s ownership of the outstanding voting equity of Think Holdings falls below 20%.  Investinor has until July 15, 2011 to exercise the Amended Investinor Expanded Right.  In addition, at such date, Investinor may exchange its rights under the $2.5 million in bridge financing for shares of Ener1 common stock and no longer has to first convert the bridge financing it provided to Think Holdings into shares of Series B Stock.  Ener1 also agreed to issue shares of Ener1 common stock to Investinor upon exercise of the Amended Investinor Expanded Put Right under a registration statement.  Investinor agreed not to sell more than one-third of the Ener1 shares it receives in the exchange during each thirty day period following the exchange.

In January 2011, Ener1 entered into an expanded put right agreement (the Scatec Expanded Put Right) with Scatec AS (Scatec), an existing shareholder of Think Holdings in connection with Scatec’s agreement to provide bridge financing of 2.4 million Norwegian Kroner to Think Holdings in January 2011.  The Scatec Expanded Put Right provided Scatec with the right to put up to 259,740 shares of Series B Stock as well as the 240,000 shares of Series B Stock into which the bridge financing may be converted, to Ener1 in exchange for shares of Ener1 common stock.  Scatec originally had until May 5, 2011 to exercise the Scatec Expanded Put Right and, upon exercise, would receive unregistered shares of Ener1 common stock.  We are currently negotiating a Put Right Extension with Scatec.

In accordance with applicable accounting standards, in January 2011, we initially recognized the fair value of the Scatec Expanded Put Right by increasing our investment in unconsolidated entity by approximately $77,000.

Lattice Valuation Model

Freestanding Warrants
We valued the 2004 Warrants using a lattice valuation model, for which management understands the methodologies, with the assistance of a valuation consultant. This model incorporates factors such as the price of Ener1’s common stock, contractual terms of the warrants, expiration date of the warrants, and risk-free interest rates, as well as assumptions about future financings by Ener1, volatility of Ener1 common stock, and warrant holder behavior on key dates, including warrant exercise dates and period end reporting dates.  These assumptions are reviewed quarterly and are subject to change.  Changes to these assumptions could materially affect management’s estimate of the fair value of the 2004 Warrants.

Our management estimates that the fair value of the derivative liability associated with the 2004 Warrants that remain outstanding as of March 31, 2011 is approximately $1.6 million.  Some of the key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 63% and assumptions that holders of the 2004 Warrants will exercise the warrants when Ener1’s common stock price is equal to 200% of the exercise price.

Financial Instruments
With the assistance of a valuation consultant, we valued the Ener1 Put Option, the Investinor Expanded Put Right, the Amended Investinor Expanded Put Right and the Scatec Expanded Put Right (collectively the Put Options), using a lattice valuation model, for which management understands the methodologies, in which the value of Ener1 common stock and the value of Series B Stock is projected and correlated to determine if the holders of the Put Options would exercise the put rights.  This model also incorporates factors such as the volatility of Ener1’s common stock, contractual terms of the Put Options, and the expiration date of the Put Options, as well as the restriction, where applicable, on the resale of the Ener1 shares received when the put right is exercised.  Because the shares of Series B Stock are not publicly traded, the values of the Series B Stock and warrants were determined using recent investments in Think Holdings and the average stock prices of 14 comparable companies that operate in the same industry as, and are similar in size to, Think Holdings.  Volatility of the Series B Stock was estimated using the average volatility of the common stock of the same 14 comparable companies.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Our management estimates that the aggregate fair value of the Put Options that remain outstanding as of March 31, 2011 is approximately $16.1 million.  The key assumptions on which this estimate is based include, but are not limited to, projected annual volatility of Ener1 common stock of 63% and a zero value for a share of Series B Stock, which relate to the determination that all holders of the Put Options would exercise their respective put rights.  Each share of Series B Stock was valued at zero based on the write down of our investment in Think Holdings to zero at March 31, 2011.  See Note 12, Related Party Transactions.

Black-Scholes Valuation Model

Freestanding Warrants
We use a Black-Scholes pricing model to determine the fair value of the Credit Suisse Warrants and the Purchase Agreement Warrants.  This model uses market sourced inputs such as interest rates, stock price and volatility, the selection of which requires management’s judgment.

The fair value of the Credit Suisse Warrants on key dates was estimated using the following inputs:

	Volatility	Interest Rate	Stock Price	Term in Years

December 31, 2010	63.9%	0.3%	$3.79	1.2
March 31, 2011	60.3%	0.3%	$2.96	1.0

Based on these inputs, the derivative liability associated with the Credit Suisse Warrants as of March 31, 2011 was $398,000 and the gain on derivative liability for the period ended March 31, 2011 was approximately $596,000.

The fair value of the Purchase Agreement Warrants on key dates was estimated using the following inputs:

	Volatility	Interest Rate	Stock Price	Term in Years

December 31, 2010	84.7% - 93.4%	2.0%	$3.79	4.7 - 5.0
March 31, 2011	84.5% - 85.9%	2.2%	$2.96	4.4 - 4.8

Based on these inputs, the derivative liability associated with the Purchase Agreement Warrants as of March 31, 2011 was $6.9 million and the gain on derivative liability for the period ended March 31, 2011 was approximately $2.9 million.

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

The fair value of the Ener1 Korea Convertible Bonds on key dates was estimated using the following inputs:

	Volatility	Interest Rate	Stock Price	Term in Years

December 31, 2010	60.1%	4.1%	$0.52	2.1
March 31, 2011	59.0%	4.1%	$0.58	1.8

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

Our Level 3 liabilities as of March 31, 2011 consist of the 2004 Warrants, the Credit Suisse Warrants, the Purchase Agreement Warrants, the Put Options and the Ener1 Korea Convertible Bonds.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes our financial assets and liabilities measured at fair value during the period ended March 31, 2011 (in thousands):

	Carrying	Fair Value Measurements Using
	Value	Level 1	Level 2	Level 3	Total

Warrants	$8,931	$-	$-	$8,931	$8,931
Put Options	16,089	-	-	16,089	16,089
Convertible bonds	34	-	-	34	34
	$25,054	$-	$-	$25,054	$25,054

Level 3 Valuation Techniques
The following table provides a summary of the changes in fair value, including net transfers in and/or out, of all financial instruments measured at fair value on a recurring basis using significant unobservable inputs (in thousands):

			Convertible
	Warrants	Put Options	Bonds	Totals

Balance at December 31, 2010	$14,084	$1,340	$29	$15,453
Total realized/unrealized (gains) or losses:
Included in other income and expense	(5,153)	13,941	5	8,793
Included in other comprehensive income	-	-	-	-
Included in stockholders' equity	-	-	-	-
Purchases, issuances and settlements	-	808	-	808
Transfers in and/or out of Level 3	-	-	-	-
Balance at March 31, 2011	$8,931	$16,089	$34	$25,054

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

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 8 – Sales of Common Stock

Open Market Sale Agreement

In January 2010, we entered into an open market sale agreement (the 2010 Open Market Sale Agreement) with Jefferies & Company, Inc. (Jefferies), to sell shares of Ener1 common stock on Ener1’s behalf from time to time, as instructed by Ener1, with an aggregate sales price of up to $60 million.  The compensation to Jefferies is 3.0% of gross proceeds of the sales price per share.  We began selling shares under the 2010 Open Market Sale Agreement in February 2010 and through December 31, 2010 we sold 2,069,250 shares for an aggregate purchase price of $8.2 million, at an average price of $3.94 per share.  After deducting fees and expense of $430,000, we received net proceeds of $7.7 million from the sale of these shares.

From January 1, 2011 to March 31, 2011, under the 2010 Open Market Sale Agreement we sold 2,577,789 shares for an aggregate purchase price of $7 million.  After deducting fees and expenses of $210,000, we received net proceeds of $6.8 million from the sale of these shares.

Note 9 – Stock-Based Compensation

At March 31, 2011, we had seven active stock-based compensation plans which provide for the grant of incentive and non-qualified stock options, restricted stock and bonuses to officers, directors, employees and consultants.  The Compensation Committee of the Board of Directors administers the plans and has the authority to determine the recipients to whom awards will be made, the respective vesting and forfeiture terms, the amounts of the awards and other terms.  Under the terms of the plans, the option exercise price approved by the Compensation Committee shall not be less than the fair market value of Ener1 common stock at the date of grant.

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

Compensation expense (net of estimated forfeitures) related to awards under our stock-based compensation plans for the periods ended March 31, 2011 and 2010 was approximately $762,000 and $1 million, respectively.  The total unrecognized compensation expense (net of estimated forfeitures) related to non-vested awards, as of March 31, 2011 is approximately $7.9 million and is expected to be expensed in future years as follows (in thousands):

Unrecognized compensation expense:

2011	$2,740
2012	2,704
2013	1,577
2014	625
2015	263
$7,909

If there are any modifications or cancellations of the underlying non-vested awards, we may be required to accelerate, increase or cancel any remaining unearned compensation expense. Future compensation expense and unrecognized compensation expense may increase to the extent that additional equity awards are granted.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A summary of the activity in our stock option plans is as follows:

	Options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance at January 1, 2011	5,365,157	$3.71	3.8	$3,897,606

Granted	645,000	$3.15
Exercised	(99,006)	$1.86
Forfeited or expired	(227,144)	$4.24
Balance at March 31, 2011	5,684,007	$3.66	3.7	$3,659,630

Exercisable at March 31, 2011	3,663,413	$3.70	2.7	$3,338,130

The intrinsic value of options exercised during the periods ended March 31, 2011 and 2010, was approximately $252,000 and $138,000, respectively.

The weighted average fair value of non-vested options and restricted stock during the period ended March 31, 2011 is as follows:

		Weighted
	Non-vested	average
	Options	fair value

Non-vested at January 1, 2011	1,552,916	$3.18

Granted	645,000	2.81
Vested	49,822	1.00
Forfeited	(227,144)	4.24
Non-vested at March 31, 2011	2,020,594	$2.70

		Weighted
	Restricted	average
	Stock	fair value

Non-vested at January 1, 2011	1,456,000	$3.57

Granted	225,000	3.32
Vested	(10,000)	3.93
Forfeited	(60,000)	3.59
Non-vested at March 31, 2011	1,611,000	$3.53

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following key assumptions:

2011
Expected term	4 - 6 yrs
Risk free interest rate	1.9% - 2.4%
Expected volatility	83.4% - 102.4%
Expected dividend yield	0%

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes stock option information for options outstanding at March 31, 2011:

	Options Outstanding
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	656,821	0.7	$1.61	$1,467,433
$2.10 - $4.25	3,629,997	4.6	3.07	2,192,197
$4.83 - $4.90	422,427	1.7	4.90	-
$5.18 - $6.79	812,975	3.6	6.54	-
$7.15 - $7.63	161,787	2.4	7.33	-
Totals	5,684,007	3.7	$3.66	$3,659,630

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following table summarizes stock option information for options exercisable at March 31, 2011:

	Options Exercisable
Exercise price range	Number of options	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$0.49 - $1.61	656,821	0.7	$1.61	$1,467,433
$2.10 - $4.25	1,745,831	3.3	2.77	1,870,697
$4.83 - $4.90	422,427	1.7	4.90	-
$5.18 - $6.79	709,047	3.6	6.53	-
$7.15 - $7.63	129,287	2.4	7.36	-
Totals	3,663,413	2.7	$3.70	$3,338,130

Note 10 - Warrants

A summary of the activity for warrants is as follows:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Balance at January 1, 2011	42,659,126	$3.87	2.8	$28,470,084

Granted	-	-
Exercised	-	-
Expired	(1,562,500)	8.25
Balance at March 31, 2011	41,096,626	$3.70	2.6	$11,887,831

Exercisable at March 31, 2011	40,632,462	$3.69	2.6	$11,887,831

The weighted average fair value of non-vested warrants during the period ended March 31, 2011 is as follows:

		Weighted
	Non-vested	average
	Warrants	fair value

Non-vested at January 1, 2011	2,890,834	$4.16

Granted	-	-
Vested	(2,426,670)	4.11
Forfeited	-	-
Non-vested at March 31, 2011	464,164	$4.41

The fair value of warrants granted, if any, is estimated on the date of the grant using the Black-Scholes option pricing model with the following key assumptions:

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Dividend yield
We do not intend to pay dividends on our common stock in the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.

The following table summarizes warrant information for warrants outstanding at March 31, 2011:

	Warrants Outstanding
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.0	$2.31	$11,887,831
$4.83 - $5.95	19,378,809	4.2	4.12	-
$7.50 - $8.88	2,935,717	2.3	7.27	-
$10.50 - $17.57	615,388	3.1	14.62	-
	41,096,626	2.6	$3.70	$11,887,831

The following table summarizes warrant information for warrants exercisable at March 31, 2011:

	Warrants Exercisable
Exercise price range	Number of warrants	Weighted average remaining contractual life	Weighted average exercise price	Aggregate instrinsic value

$2.10 - $2.80	18,166,712	1.0	$2.31	$11,887,831
$4.83 - $5.95	18,914,645	4.2	4.11	-
$7.50 - $8.88	2,935,717	2.3	7.27	-
$10.50 - $17.57	615,388	3.1	14.62	-
	40,632,462	2.6	$3.69	$11,887,831

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 11 – Noncontrolling Interests

The following table reconciles equity attributable to the noncontrolling interests in Ener1 Korea, our majority-owned subsidiary (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Balance, beginning of period	$1,767	$1,807
Net income (loss) attributable to noncontrolling interests	10	(126)
Translation adjustments	50	20
Balance, end of period	$1,827	$1,701

Note 12 – Related Party Transactions

Investment in Unconsolidated Entity
During 2009 and 2010, we made strategic investments in Think Holdings, the majority owner of Think Global, pursuant to a securities investment and subscription agreement for shares of Series B Stock in 2009 (SISA) and in 2010 (Second SISA).

In connection with the Second SISA, we agreed to grant the Ener1 Put Option to other investors that purchased Series B Stock under the Second SISA.  In January 2011, we agreed to grant the Investinor Expanded Put Right to Investinor, and subsequently amended the terms of this right on April 4, 2011 pursuant to the Amended Investinor Expanded Put Right.  Also in January 2011, we agreed to grant the Scatec Expanded Put Right to Scatec.  Scatec and other investors in Think Holdings have notified us of their intention to exercise their rights pursuant to the Scatec Expanded Put Right and the Ener1 Put Option, respectively, and we are currently in negotiations with these investors to enter into Put Right Extension Agreements.  See Note, 7 Derivative and Financial Instruments.

We review our investment in Think Holdings for potential impairment at each reporting period in accordance with applicable accounting standards.  Based on our review of this investment at March 31, 2011, we determined our investment in Think Holdings was impaired primarily due to the uncertainty of when or if Think Global will recommence operations, which will depend on Think Holdings’ ability to raise sufficient capital to continue operations subsequent to May 31, 2011.  As a result, we recorded an impairment loss of approximately $59.4 million during the three months ended March 31, 2011.

At March 31, 2011, we controlled approximately 48% of the outstanding voting power in Think Holdings and Mr. Gassenheimer who serves on the Board of Ener1, also serve on the board of directors of Think Holdings.  Mr. Baker, who serves on the Board of Ener1, also served on the board of directors of Think Holdings until April 26, 2011, when he resigned from the board of directors of Think Holdings.  On May 9, 2011, we surrendered to Think Holdings, for no consideration, all shares of Think Holdings’ voting equity held by Ener1, including, without limitation, all shares of Series B Stock, based on our determination that our investment in Think Holdings was impaired and written down to zero.  We continue to monitor our activity with Think Holdings for potential transactions that may require the consolidation of the accounts of Think Holdings with the accounts of Ener1.

In April, Think Global received approximately $3.5 million and anticipates receiving an additional $2 million from Bzinfin, which, based on our knowledge, we expect will enable the company to continue its operations through May 31, 2011.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounts Receivable
As of March 31, 2011, our accounts receivable balance with Think Global totaled approximately $14.1million, all of which is past due.  As of March 31, 2011, we have not established an allowance for doubtful accounts as our management believes we will realize full value on these accounts receivable, which may include our receipt of equity or other value in connection with a potential equity restructuring of Think Holdings.  We will continue to evaluate whether events or circumstances have occurred or have failed to occur which may impact the collectability of these accounts receivable.  If we determine the collectability of these accounts receivable are impacted,  we will recognize a loss up to approximately $14.1 million, which could have a material adverse affect on our financial position and results of operations in future reporting periods.

Loans Receivable
As of March 31, 2011, the outstanding balance of our loans receivable with Think Holdings, including accrued interest, totaled approximately $18.2 million, of which $9.1 million is outstanding under a revolving line of credit and $9.1 million is outstanding pursuant to short-term working capital loans.

On February 28, 2011, we amended the existing revolving line of credit agreement (Amended Revolving LOC Agreement) with Think Holdings, increased the principal amount available under the credit agreement from $5 million to $15 million and extended the maturity date to March 31, 2011.  On March 9, 2011, we extended the maturity date of the Amended Revolving LOC Agreement from March 31, 2011 to May 1, 2011.   We subsequently extended the maturity date to June 15, 2011.  All funds advanced to Think Holdings under the Amended Revolving LOC Agreement bear interest at a rate of 12% per annum and are secured by the assets and properties of Think North America, Inc., an indirect subsidiary of Think Holdings, pursuant to a security agreement.   During the three months ended March 31, 2011, we advanced approximately $3.8 million to Think Holdings pursuant to the Amended Revolving LOC Agreement.  Currently, we do not plan to advance any additional funds to Think Holdings pursuant to the Amended Revolving LOC Agreement.

During 2010, we made several short-term working capital loans to Think Holdings totaling $8.9 million, with an interest rate of 5.0% per annum, originally scheduled to mature on December 31, 2010.  We may, at our option, convert these loans including accrued and unpaid interest, into shares of Think Holdings Series B Stock.  On February 28, 2011, we extended the maturity date of these loans from December 31, 2010 to May 1, 2011.  We subsequently extended the maturity date to June 15, 2011.

As of March 31, 2011, our management believes we will realize full value on these loans receivable, which may include our receipt of equity or other value in connection with a potential equity restructuring of Think Holdings.  We will continue to evaluate whether events or circumstances have occurred or have failed to occur which may impact the collectability of these loans.  If we determine the collectability of these loans receivable are impacted, we will recognize a loss up to approximately $18.2 million which could have a material adverse affect on our financial position and results of operations in future reporting periods.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 13 - Operating Segment and Geographic Information

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

As of January 1, 2011, we revised our reportable operating segments in conjunction with the implementation of a new organizational structure, which reflects how the chief decision maker evaluates the performance of our business.  Our new reportable operating segments consist of the following: Transportation, Grid Energy Storage and Small Pack.   This reporting structure is designed to allocate resources internally among these three operating segments and provide a framework for management responsibility with respect to each operating segment.

•
The Transportation segment produces batteries and battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses.

•	The Grid Energy Storage segment develops and manufactures energy storage applications for utility grid and commercial applications.

•
The Small Pack segment, which includes industrial cell product markets, manufactures lithium-ion batteries for sale to customers in the handheld scanner, personal digital assistant and medical device markets.

Our chief operating decision maker is our Chief Executive Officer.  Transactions between segments, consisting principally of product sales and purchases, are recorded at the consummated sales price.   The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following table provides summarized financial information regarding our reportable operating segments and the comparative information provided for the three months ended March 31, 2010 has been reclassified to conform to the new reportable operating segments:

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands)	Transportation	Grid Energy Storage	Small Pack	Non-segment Items (1)	Total
Three Months Ended March 31, 2011
External sales	$2,176	$9,502	$11,406		$23,084
Intersegment sales	-	-	7,689	(7,689)	-
Total net sales	2,176	9,502	19,095	(7,689)	23,084

Loss from operations	(5,120)	(7,435)	(98)	(59,257)	(71,910)
Other income (expense)					(12,716)
Loss before income taxes					(84,626)
Income tax expense (benefit)					82
Net loss					(84,708)
Net income attributable to noncontrolling interests					10
Net loss attributable to Ener1, Inc.					$(84,718)

Three Months Ended March 31, 2010
External Sales	$805	$-	$10,170		$10,975
Intersegment Sales	-	-	1,107	(1,107)	-
Total Sales	805	-	11,277	(1,107)	10,975

Loss from Operations	(13,315)	-	(1,638)	(316)	(15,269)
Other Income/Expense					(178)
Loss Before Income Taxes					(15,447)
Income Tax Expense (Benefit)					16
Net loss					(15,463)
Net loss attributable to noncontrolling interests					(126)
Net loss attributable to Ener1, Inc.					$(15,337)

 (1) Represents the elimination of intersegment sales and profit from intersegment inventory sales.  The three months ended March 31, 2011, includes an impairment loss of approximately $59.4 million.  See Note 12, Related Party Transactions.

We have not disclosed total assets by reportable operating segment because such information is not used by the chief operating decision maker to evaluate the performance of our business.  We have not completed the reallocation of goodwill to our new reportable operating segments as of March 31, 2011.

The following table provides certain information by geographic area (in thousands).  Net sales attributed to geographic areas are based on the location where the sale originated.

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
Net sales:
U.S.	$21,632	$7,763
South Korea	14,616	8,150
Intersegment transfers	(13,164)	(4,938)
Total net sales	$23,084	$10,975

Net income (loss) attributable to Ener1, Inc.
U.S.	$(85,004)	$(13,947)
South Korea	37	(1,094)
Intersegment transfers	249	(296)
Net loss attributable to Ener1, Inc.	$(84,718)	$(15,337)

	March 31,	December 31,
	2011	2010
Assets:
U.S.	$250,686	$318,077
South Korea	79,381	78,467
Total assets	$330,067	$396,544

We are dependent on several clients for a significant portion of net sales.  Sales from customers accounting for 10% or more of total net sales from all segments on a combined basis are as follows (in thousands):

	Three Months Ended
	March 31,
	2011		2010
Mobile Gas Turbine Electric Powerplants	$9,362	41%	$-	0%
Symbol Technologies (Motorola)	3,090	13%	3,124	28%
Bren-Tronics	1,407	6%	1,445	13%
	$13,859		$4,569

ENER1, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 14 – Commitments and Contingencies

Litigation
Ener1 receives communications from time to time alleging various claims. These claims may include, but are not limited to, product liability claims, claims relating to employment matters, collections of accounts payable and alleged infringement of intellectual property rights of third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.  As of March 31, 2011, there were no material pending legal proceedings.

Purchase Commitments
Ener1 has outstanding commitments with and has submitted purchase orders to various suppliers to purchase machinery, equipment and inventory.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $19.9 million as of March 31, 2011.

Other Commitments
Ener1 has entered into employment agreements with certain key employees and executive officers requiring Ener1 to make severance payments to these individuals if their employment is terminated under circumstances specified in the agreements.  The maximum contingent liability pursuant to these provisions is $2.7 million.

Note 15 – Subsequent Events

See Note 7, Derivative and Financial Instruments and Note 12, Related Party Transactions for a description of certain events that have occurred subsequent to March 31, 2011.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ener1, Inc. and its consolidated subsidiaries are sometimes referred to in this Quarterly Report as Ener1, the Company, the Registrant, we, our or us.

CAUTIONARY STATEMENTS CONCERNING FORWARD LOOKING INFORMATION

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. All statements, other than statements of historical fact, including statements regarding our strategy, future operations, prospects, future financial position, future revenues, cash flow from operations, available cash, operating costs, capital and other expenditures, financing plans, capital structure, contractual obligations, legal proceedings and claims, future economic performance, future collections of accounts receivable and loans receivable due from Think Holdings; potential restructuring of our investment in Think Holdings; management’s plans, goals and objectives for future operations and growth and markets for our planned products and stock, are forward-looking statements. The words anticipate, believe, estimate, expect, intend, may, plan, predict, project, will and would and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make.

A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled Risk Factors in Part II, Item 1A of this Quarterly Report.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Form 10-K), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission and our Consolidated Financial Statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

We design, develop and manufacture high-performance, prismatic, rechargeable, lithium-ion batteries and battery pack systems for energy storage.   We produce and manufacture battery cells in the United States through our subsidiary EnerDel, Inc. (EnerDel) and in South Korea through our subsidiary, Ener1 Korea, Inc. (Ener1 Korea).

Ener1 Group, Inc. (Ener1 Group) and Bzinfin, S.A. (Bzinfin), the sole owner of Ener1 Group, collectively owned approximately 47.9% of our outstanding common stock and, with warrants, beneficially owned approximately 55.6% of our common shares on a fully diluted basis as of March 31, 2011.

We raised $6.8 million from sales of common stock in the public market during the period ended March 31, 2011 under an open market sale agreement and subsequently, through April 29, 2011, we raised an additional $2.3 million from sales of common stock in the public market under this agreement.

As of January 1, 2011, we revised our reportable operating segments in conjunction with the implementation of a new organizational structure, which reflects how the chief operating decision maker evaluates the performance of our business.  Our new reportable operating segments consist of the following: Transportation, Grid Energy Storage and Small Pack.   This reporting structure is designed to allocate resources internally among these three operating segments and provide a framework for management responsibility with respect to each operating segment.

•
The Transportation segment produces batteries and battery solutions for hybrid electric vehicles (HEVs), plug-in hybrid electric vehicles (PHEVs), electric vehicles (EVs) and other vehicles such as trucks and buses.

•
The Grid Energy Storage segment develops and manufactures energy storage applications for utility grid and commercial applications.  Our current customers in this segment include Mobile Gas Turbine Electric Powerplants (MGTES) and Portland General Electric (PGE).

•
The Small Pack segment, which includes industrial cell product markets, manufactures lithium-ion batteries for sale to customers in the handheld scanner, personal digital assistant and medical device markets.  Our current customers in this segment include Motorola.

In January 2011, we entered into a joint venture agreement (the JV Agreement) with Wanxiang EV Co. Ltd (Wanxiang), which operates the electric vehicle division of Wanxiang Group, to form a joint venture company (the Joint Venture) to design, manufacture, sell and service lithium-ion battery cells and lithium-ion battery packs, primarily in China, Hong Kong, Taiwan and Macau.  The Joint Venture will be a limited liability company established under the laws of the People’s Republic of China.  The terms of the JV Agreement, including each party’s obligation to make contributions to the Joint Venture and the timing of such contributions, as well as information regarding how Ener1 plans to raise the funds required to make its contribution to the Joint Venture, are described in the 2010 Form 10-K.

Transactions with Think Holdings

In September 2009, we amended the existing supply agreement with Think Global, an EV manufacturer, for our production of battery packs for their Think City EV.  During 2009 and 2010, Ener1 gradually increased its equity investment in Think Holdings, AS (Think Holdings) the majority owner of Think Global.  This increased commitment to Think Holdings reflected our strategic assessment of the potential significance of EVs in the transportation industry as a market for lithium-ion battery technology.   While we continue to believe that EVs are a significant potential market for lithium-ion battery technology, we also now expect EV adoption will be at a more gradual pace and take longer than had been expected due primarily to vehicle cost and slower build out of infrastructure than originally anticipated. We do not currently intend to loan any additional funds to Think Holdings or purchase additional equity securities from Think Holdings.

In January 2011, we stopped shipping battery packs to Think Global at their direction.  We do not know when or if we will recommence shipping battery packs to Think Global, the timing of which will depend on Think Holdings’ ability to raise sufficient capital to continue operations. In April, Think Global received approximately $3.5 million and anticipates receiving an additional $2 million, from Bzinfin which, based on our knowledge, we expect will enable the company to continue its operations through May 31, 2011.

As of March 31, 2011, our accounts receivable balance with Think Global totaled approximately $14.1million, all of which is past due.  We have not established an allowance for doubtful accounts as management believes we will realize full value on these accounts receivable, which may include our receipt of equity or other value in connection with a potential equity restructuring of Think Holdings.  We will continue to evaluate whether events or circumstances have occurred or have failed to occur which may impact the collectability of these accounts receivable.  If we determine the collectability of these accounts receivable are impacted,  we will recognize a loss up to approximately $14.1 million, which could have a material adverse affect on our financial position and results of operations in future reporting periods.

As of March 31, 2011, we have outstanding loans receivable from Think Holdings, including accrued interest, totaling approximately $18.2 million, of which $9.1 million is outstanding under a revolving line of credit and $9.1 million is outstanding pursuant to short-term working capital loans.  On February 28, 2011, we amended the revolving line of credit to increase the principal amount from $5 million to $15 million and during the three months ended March 31, 2011, we advanced approximately $3.8 million under this line of credit.  All funds advanced to Think Holdings under the revolving line of credit bear interest at a rate of 12% per annum and are secured by the assets and properties of Think North America, Inc., an indirect subsidiary of Think Holdings, pursuant to a security agreement.   We may, at our option, convert the $9.1 million of short-term working capital loans into shares of Think Holdings Series B Covertible Preferred Stock (Series B Stock).  In May, we extended the maturity dates of both the revolving line of credit and the short-term working capital loans to June 15, 2011.   Management believes we will realize full value of these loans receivable, which may include our receipt of equity or other value in connection with a potential equity restructuring of Think Holdings. We will continue to evaluate whether events or circumstances have occurred or have failed to occur which may impact the collectability of these loans.  If we determine the collectability of these loans receivable are impacted, we will recognize a loss up to approximately $18.2 million which could have a material adverse affect on our financial position and results of operations in future reporting periods.

We reviewed our equity investment in Think Holdings for potential impairment at March 31, 2011 and we determined that our investment in Think Holdings was impaired primarily due to the uncertainty of when or if Think Global will recommence operations, which will depend on Think Holdings’ ability to raise sufficient capital to continue operations.  As a result, we recorded an impairment loss of approximately $59.4 million during the three months ended March 31, 2011.

At March 31, 2011, we controlled approximately 48% of the outstanding voting power in Think Holdings and Mr. Gassenheimer, one of our directors, also serves on the board of directors of Think Holdings.  Mr. Baker, who is also one of our directors, served on the board of directors of Think Holdings until April 26, 2011, when he resigned from Think Holdings board.  On May 9, 2011, we surrendered to Think Holdings, for no consideration, all shares of Think Holdings’ voting equity held by Ener1, including, without limitation, all shares of Series B Stock, based on our determination that our investment in Think Holdings was impaired and written down to zero.

During 2010 and 2011, we granted to certain shareholders of Think Holdings the right to exchange a portion of their shares of Series B Stock in Think Holdings for unregistered shares of Ener1 common stock (the Put Options).  Certain investors have notified us of their intention to exercise their rights pursuant to the Put Options and we are currently in negotiations with these investors to postpone the date on which the Put Options may be exercised to September 15, 2011.  In addition, during 2011 we granted to Investinor, AS (Investinor), an existing shareholder of Think Holdings, the right to exchange all of their shares of Series B Stock in Think Holdings and their rights under a $2.5 million convertible note from Think Holdings for registered shares of Ener1 common stock.   Investinor may exercise these rights on the earlier of June 15, 2011 or the date Ener1 owns less than 20% of the outstanding voting equity of Think Holdings.

As described in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q, upon the occurrence of certain events, we may be required to consolidate Think Holdings’ operating results with our own.  The potential consequences of consolidating Think Holdings’ operating results with our own are also discussed in Risk Factors in the 2010 Form 10-K.

RESULTS OF OPERATIONS AND OPERATING SEGMENTS

Our reportable operating segments consist of the following: Transportation, Grid Energy Storage and Small Pack.

Net loss attributable to Ener1 for the three months ended March 31, 2011 was $84.7 million, or $0.51per diluted share, compared to a net loss attributable to Ener1 of $15.3 million, or $0.13 per diluted share, for the same period ended March 31, 2010.  Net sales for the three months ended March 31, 2011 were $23.1 million, compared to net sales of $11 million for the same period ended March 31, 2010.

The $69.4 million increase in net loss was a result of the one-time $59.4 million impairment charge recorded during the three months ended March 31, 2011 to write down the investment in Think Holdings and the $13.9 million loss on financial instruments, which is primarily attributable to the impaired value of the investment in Think Holdings.  The impairment charge and loss on financial instruments totaled $73.3 million, or $0.44 per diluted share, for the three months ended March 31, 2011.  The increase in net loss has been partially offset by the $4.3 million increase in gross profit, which is primarily due to improved results from grid energy storage and small pack.

General and administrative expenses increased and research and development expenses decreased during the period ended March 31, 2011 in comparison to the period ended March 31, 2010 because certain expenses previously classified as research and development expenses for the period ended March 31, 2010 are now classified as general and administrative expenses for the period ended March 31, 2011 due to the commencement of commercial production in May 2010.

We used $34.3 million of operating cash flows for the three months ended March 31, 2011, compared to $8.9 million for the same period ended 2010.  See the section titled Liquidity and Capital Resources in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion of items impacting cash flows.

The following information has been derived from the accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 and is presented in thousands:

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Net sales:
Transportation	$2,176	$805	$1,371	170%
Grid energy storage	9,502	-	9,502	100%
Small pack	19,095	11,277	7,818	69%
Non-segment items	(7,689)	(1,107)	(6,582)	*
Total net sales	23,084	10,975	12,109	110%

Cost of sales:
Transportation	2,818	-	2,818	100%
Grid energy storage	6,213	-	6,213	100%
Small pack	16,454	10,441	6,013	58%
Non-segment items	(7,866)	(613)	(7,253)	*
Total cost of sales	17,619	9,828	7,791	79%

Gross profit:
Transportation	(642)	805	(1,447)	-180%
Grid energy storage	3,289	-	3,289	100%
Small pack	2,641	836	1,805	216%
Non-segment items	177	(494)	671	*
Total gross profit	5,465	1,147	4,318	376%

Operating expenses:
General and administrative	8,014	5,229	2,785	53%
Research and development, net	8,536	9,866	(1,330)	-13%
Grant proceeds recognized	(173)	(28)	(145)	*
Depreciation and amortization	1,565	1,349	216	16%
Impairment loss	59,433	-	59,433	*
Total operating expenses	77,375	16,416	60,959	371%
Loss from operations	(71,910)	(15,269)	(56,641)	371%

Other income (expense):
Interest expense	(3,972)	(2,002)	(1,970)	98%
Gain (loss) on derivative instruments	5,148	1,525	3,623	238%
Gain (loss) on financial instruments	(13,941)	-	(13,941)	100%
Foreign currency gain (loss)	(367)	(50)	(317)	*
Other	416	349	67	*
Total other income (expense)	(12,716)	(178)	(12,538)	*

Loss before income taxes	(84,626)	(15,447)	(69,179)	448%
Income tax expense	82	16	66	*
Net loss	(84,708)	(15,463)	(69,245)	448%
Net income (loss) attributable to noncontrolling interests	10	(126)	136	*
Net loss attributable to Ener1, Inc.	$(84,718)	$(15,337)	$(69,381)

* - Percentage change not meaningful information.

Net Sales
Sales increased in all segments primarily due to an increase in demand for lithium-ion batteries and battery pack systems for energy storage.  The primary drivers for the increase in sales were:

Transportation segment revenue increased due to an increase in EV battery pack commercial sales to Think Global of approximately $816,000 and an increase in EV battery pack prototype sales to various customers from $640,000 during the three months ended March 31, 2010 to $1.1 million for the same period ended 2011, an increase of $409,000.

In January 2011, we stopped shipping EV battery packs to Think Global at their direction.  We will not recognize further revenue from sales of EV battery packs to Think Global unless they recommence production of the Think City vehicle and direct us to start shipping EV battery packs to Think Global.

Grid energy storage revenue increased due to an increase in the number of our customers for grid energy storage products and increased demand for lithium-ion battery units to power grid energy storage systems.  Revenue in this segment is currently recognized using the percentage of completion method due to the long term nature of these construction contracts.  We began recognizing revenue in grid energy storage during the fourth quarter of 2010.

Our domestic sales of small cell battery packs to commercial customers, which is included in the small pack operating segment, increased by approximately $1.2 million, or 12%, due to an increase in the number of customers, specifically for our military and medical battery pack applications.

Cost of Sales and Gross Profit
Cost of sales increased in the transportation segment primarily due to the commencement of commercial production and sales of EV battery packs in May 2010.  The increase in cost of sales in the grid energy storage segment is a result of the increase in demand for power grid energy storage systems as this segment commenced in late 2010.  The increase in cost of sales for the small pack segment is due to the increase in net sales.

Also included in cost of sales is depreciation expense of approximately $1.3 million for the three months ended March 31, 2011, an increase of approximately $464,000 or 57%, primarily due to battery manufacturing and production equipment placed in service in late 2010.

General and Administrative Expenses
General and administrative expenses increased primarily due to an increase in salary and benefits of $1.8 million which was partially offset by a decrease in stock-based compensation of $191,000.  Legal and professional fees increased $478,000 primarily due to an increase in costs associated with filing, maintaining and protecting our patents and technology and fees paid for consulting services with various government agencies.  Facilities related expenses increased $233,000 and insurance, licenses and fees increased approximately $251,000, all primarily due to the commencement of commercial production in May 2010 at our Indiana facilities.

Research and Development Expenses
Research and development expenses decreased primarily due to $2.9 million received in proceeds from the Automotive Battery Manufacturing Initiative (ABMI) grant during the period ended March 31, 2011, as compared to $468,000 received during the same period of 2010.  These proceeds are used to pay operating expenses related to machine qualification and direct application engineering and are treated as a reduction of research and development expenses.  Travel related expenses decreased $300,000, professional fees decreased $227,000 and stock-based compensation expense decreased $108,000.

The foregoing decreases were partially offset by an increase in salaries and benefits of $465,000 as a result of the increase in our workforce. Facilities-related expenses increased approximately $496,000 primarily due to the expansion of production activities.   Materials and non-capitalized equipment increased $689,000 as we continue to ramp up commercial production and prototype sales.

We present proceeds from our cost-sharing arrangements with federal government agencies as a reduction of research and development expenses.  Proceeds received under these cost-sharing arrangements were $694,000 and $878,000 for the periods ended March 31, 2011 and 2010, respectively.

Grant Proceeds Recognized
Proceeds from government grants related to asset purchases are recorded as deferred grant proceeds and recognized as a reduction of operating expense over the periods during which depreciation on the assets is charged, and in proportion to the amount of the depreciation charge. We begin depreciating a purchased asset on the date the assets are placed in service. During the three months ended March 31, 2011 and 2010 we recognized approximately $173,000 and $28,000 in grant proceeds, respectively.

Depreciation and Amortization Expense
Depreciation expense, included in operating expenses, increased $321,000 as a direct result of the increase in our property and equipment and is reflected in the consolidated statements of operations as follows (in thousands):

	March 31,		Change
	2011	2010	$	%
Depreciation expense:
Cost of sales	$1,282	$818	$464	57%
Operating expenses	1,144	823	321	39%
Total depreciation expense	$2,426	$1,641	$785	48%

Amortization expense:
Operating expenses	421	526	(105)	-20%

Total depreciation and amortization	$2,847	$2,167	$680	31%

Impairment Loss
We review our investment in Think Holdings for potential impairment at each reporting period.  Based on our review at March 31, 2011, we determined our investment in Think Holdings was impaired primarily due to the uncertainty of when or if Think Global will recommence operations, which depends on Think Holdings ability to raise sufficient capital to continue operations.  As a result, we recorded an impairment loss of approximately $59.4 million during the three months ended March 31, 2011.

Interest Expense
Interest expense represents a combination of cash and non-cash interest related to our deferred financing costs, borrowings with banks, capital leases and other debt instruments, as well as debt issuance costs.  The cash and non-cash components of interest expense are (in thousands):

	Three Months Ended
	March 31,		Change
	2011	2010	$	%
Cash	$1,931	$130	$1,801	1385%
Non-cash	2,041	1,872	169	9%
Total interest expense	$3,972	$2,002	$1,970	98%

The increase in cash interest expense is due to a $5.3 million increase in short-term borrowings.  Non-cash interest expense related to the amortization of deferred financing costs and debt issuance costs associated with the fair value of equity securities issued in connection with debt financing arrangements totaled approximately $3.4 million for the period ended March 31, 2011, partially offset by the $1.4 million of interest expense capitalized as construction in progress, a component of property and equipment, and cost of sales within the grid energy storage segment.

Gain on Derivative Instruments
The increase in gain on derivative instruments during the three months ended March 31, 2011 is primarily related to free standing warrants containing dilution protection features granted in connection with our senior unsecured notes in September 2010 and December 2010, which resulted in an increase in gain on derivative instruments of $2.9 million.  In addition, the overall decline in the price of Ener1 common stock has resulted in an increase in gain on derivative instruments of approximately $1.2 million.  These increases have been partially offset by the decrease in gain on derivative instruments of approximately $480,000 resulting from the expiration of the dilution protection feature contained in certain free standing warrants which expired during the period ended March 31, 2010.

Loss on Financial Instruments
The $13.9 million loss on financial instruments during the period ended March 31, 2011 is primarily attributable to the impaired value of the investment in Think Holdings, which results in a greater fair value of the Put Options granted in May 2010 and January 2011.

LIQUIDITY AND CAPITAL RESOURCES

We raised $6.8 million from sales of equity securities during the period ended March 31, 2011.  The Company had cash and cash equivalents of $19.4 million, restricted cash of $11.7 million and working capital of $55 million at March 31, 2011.

Cash Flow Summary
The following information has been derived from the accompanying unaudited consolidated financial statements for the three months ended March 31, 2011 and 2010 and is presented in thousands.  Cash and cash equivalents decreased by $40.9 million during the three months ended March 31, 2011. The change in cash and cash equivalents is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010

Net loss	$(84,708)	$(15,463)
Non-cash items	76,660	3,876
Net change in working capital items	(26,243)	2,694
Operating activities	(34,291)	(8,893)
Investing activities	(6,667)	(16,149)
Financing activities	407	18,383
Effects of exchange rates	(356)	(9)
Net decrease in cash and cash equivalents	$(40,907)	$(6,668)
Cash and cash equivalents, beginning of period	60,310	14,314
Cash and cash equivalents, end of period	$19,403	$7,646

Operating Activities
Cash used in operating activities is primarily driven by our net loss, adjusted for non-cash items and changes in working capital.  Non-cash items consist primarily of impairment loss, depreciation and amortization, stock-based compensation, interest expense, accretion of debt discounts and gains or losses on derivative and financial instruments.

Net cash used in operating activities increased $25.4 million during the period ended March 31, 2011, as compared to the same period in 2010, due primarily to the $69.3 million increase in our net loss and the $28.9 million decrease in working capital items, partially offset by the $72.8 million increase in non-cash items.

The net change in working capital items is primarily due to the decrease in accounts payable and accrued expenses of $19.7 million.  In addition, the increase in accounts receivable, inventory and contracts in process totaled approximately $9.4 million, which is directly related to the commencement of commercial production and the grid energy storage segment in 2010.

Non-cash items increased primarily due to the impairment loss and the increase in loss on derivative and financial instruments as well as an increase in interest expense and accretion of debt discounts.

Investing activities
Net cash used in investing activities for the period ended March 31, 2011 was $6.7 million, a decrease of $9.4 million, compared to $16.1 million for the same period in 2010.  The decrease is comprised primarily of a $7.4 million decrease in net cash used for purchases of property, plant and equipment as we are coming to the end of the first phase of our capital expansion plan.  In addition, we invested in and advanced approximately $2 million less to Think Holdings during the period ended March 31, 2011 as compared to the same period in 2010.

Financing activities
Net cash provided by financing activities for the period ended March 31, 2011 was $407,000, a decrease of $18 million, compared to $18.4 million for the same period in 2010.  The decrease in cash provided by financing activities is comprised principally of an $11.6 million decrease in proceeds from the sale of equity securities and borrowings and an increase in the repayment of senior unsecured notes and borrowings of $6.6 million.

Sale of Stock
In January 2010, we entered into an open market sale agreement (the 2010 Open Market Sale Agreement) under which Jefferies & Company, Inc. (Jefferies) agreed to sell on our behalf, from time to time as we instruct, up to $60 million in shares of Ener1 common stock in the public market.  Sales under this agreement began on February 3, 2010 and through March 31, 2011 we raised net proceeds totaling $14.7 million, including $6.8 million during the three months ended March 31, 2011.

Management’s Assessment of Liquidity

We have historically financed, and expect to continue to finance, our operations through public and private offerings of debt and equity securities.  We raised $6.8 million through sales of equity securities during the quarter ended March 31, 2011.

At March 31, 2011, the current portion of our short-term borrowings totaled approximately $47.1 million, of which $24.8 million is related to our senior unsecured notes.  We anticipate paying the amounts due under the senior unsecured notes in shares of Ener1 common stock as long as certain conditions regarding the trading price and volume of our common stock are met.  If these conditions are not met and we are unable to obtain a waiver of these conditions from the holders of the senior unsecured notes, we will need to pay the amounts due under the senior unsecured notes in cash.

In addition to anticipated cash flows from certain operating segments, we intend to fund our operations and provide additional working capital to the Company through the sale of our common stock or other public or private financings available to us to.  The pricing, dilution, terms and conditions and our ability to access the public debt and equity markets and the related cost of these activities may be affected by market conditions.  Since 2008, the global financial markets have experienced significant price and volume fluctuations.  Volatility in debt and equity markets may adversely affect our ability to procure future financing.  We believe we have access to sufficient capital to continue our planned operations for the 12 months following the balance sheet date of March 31, 2011.

As described in Part II, Item 1A, Risk Factors of this Quarterly Report on Form 10-Q, upon the occurrence of certain events, we may be required to consolidate Think Holdings’ operating results with our own, which may have a material adverse impact on our ability to access the public and private debt and equity markets.

Under our capital expenditure plan to increase our cell and battery pack production capacity, we intend to spend a total of $75.9 million at our Indiana facilities. These capital expenditure plans are designed to increase our cell and battery pack production capacity to reach capacity levels in 2011 that we anticipate would enable us to produce the equivalent of 900 EV packs per month.  In January 2010, we began utilizing the funds available to us under the ABMI grant awarded to us by the United States Department of Energy (DOE) in August 2009 to execute our capital expansion strategy for our Indiana facility.  Through March 31, 2011, we have invested $66.4 million in manufacturing equipment and capacity expansion for our production facilities in Indiana and $33.2 million of these costs have been funded under the ABMI grant.

We expect to receive a total of $5.2 million from our active cost-sharing arrangements with the DOE and the United States Advanced Battery Consortium through September 2012, which would reduce our future research and development expenses.

We have also applied to the DOE for a long-term low interest loan of approximately $290 million under the Advanced Technology Vehicle Manufacturing Incentives Program (ATVM).  We originally submitted our application on December 30, 2008, and our application was determined to be “substantially complete” on January 22, 2009.  We are currently negotiating a term sheet in connection with this loan.  If we receive an ATVM loan, we would anticipate using the proceeds to further expand our battery production capacity in 2013 and 2014.  In addition, if we receive the ATVM loan, the loan program will require us to match every eighty cents of loan proceeds with twenty cents of our own investment. Indiana state and local government authorities have also provided us approximately $80 million of grants and tax offsets to assist in our expansion plans. With proceeds under the ATVM loan, if approved and received, and combined with the funds available under the ABMI program and the Indiana state and local incentives, we plan to increase our domestic production capacity to an estimated manufacturing capacity of 3.12GWh, or the equivalent of 120,000 EV battery packs per year, in the 2015 timeframe.

Contractual Obligations
Ener1 has outstanding commitments with, and submitted purchase orders to, various suppliers to purchase machinery and equipment.  These commitments are not recorded in the accompanying consolidated balance sheets and totaled approximately $19.9 million as of March 31, 2011.

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

Refer to Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010 for a discussion of our critical accounting estimates.

New Accounting Standards
Refer to Note 2, New Accounting Pronouncements, in Notes to Consolidated Financial Statements, for a discussion regarding new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We have international operations that expose us to foreign currency exchange risks.

We conduct a portion of our business in foreign countries and are subject to transactional currency exposures that arise when our foreign subsidiaries enter into transactions denominated in currencies other than their own local currency. We do not have any long term supply agreements with suppliers that are denominated in a foreign currency as of March 31, 2011, but we are exposed to currency exchange risk when purchases are denominated in a foreign currency.  Currently, the majority of our principal suppliers are based in China, Japan and Korea and we may not be able to negotiate payment terms that are denominated in United States Dollars.  As a result, any future decline in the United States Dollar against the Chinese Yuan, the Japanese Yen or the Korean Won will increase the amount we may have to pay to our suppliers and could have a material impact on our financial condition, results of operations and cash flows.

For the period ended March 31, 2011, revenue denominated in foreign currencies was approximately 7.46% of total revenue and this revenue would have increased or decreased by approximately $173,000 if the United States dollar exchange rate used strengthened or weakened, respectively, by 10%.  In addition, we have assets and liabilities denominated in foreign currencies.  A 10% strengthening or weakening of the United States dollar exchange rate against all currencies to which we have exposure at March 31, 2011 would have resulted in an increase or decrease, respectively, of approximately $6.5 million in the carrying amount of net assets.

In addition, we are exposed to fluctuations in foreign exchange rates from translating the results of our Korean and Japanese operations to United States Dollars.  At March 31, 2011 and December 31, 2010, the translation adjustment recognized in accumulated comprehensive income was $8 million and $6.2 million, respectively.

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

We have approximately $52.8 million in goodwill as of March 31, 2011.  As of March 31, 2011, we believe our goodwill is not impaired; however, changes in the economy, the industries in which we operate and our own relative performance could change the assumptions used to evaluate goodwill.  In the event that we determine that goodwill has been impaired, we would recognize an impairment charge equal to the amount by which the carrying amount of the goodwill exceeds the implied fair value.

Item 4.  Controls and Procedures.

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

As of March 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer have concluded that as of March 31, 2011, such disclosure controls and procedures were effective.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Ener1 receives communications from time to time alleging various claims. These claims may include, but are not limited to, product liability claims, claims relating to employment matters, collections of accounts payable and alleged infringement of intellectual property rights of third parties.  Ener1 cannot predict when such claims may be made, the outcome of any such claims or the effect of any such claims on its operating results, financial condition, or cash flows.  As of March 31, 2011, there were no material pending legal proceedings.

Item 1A.  Risk Factors.

Refer to Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 for a full discussion of our risk factors.

We depend on a limited number of customers,  for a significant portion of our revenue, and the loss of our most significant or several of our smaller customers would materially adversely affect our business and results of operation, and we may not be able to obtain contractual commitments for minimum volume orders with respect to the sale of our products.

A significant portion of our revenue is currently, and we expect will continue to be, generated from a limited number of customers.  Sales to Motorola have represented a significant portion of our small pack revenue in the past.  Sales to Think Global have represented nearly all of our automotive revenue in the past, and in January 2011 we stopped shipping battery packs to Think Global at their direction.  We do not know when or if we will recommence shipping battery packs to Think Global, the timing of which would depend on Think Holdings’ ability to raise sufficient capital to continue its operations.  Additionally, sales to MGTES represent a significant portion of our total revenue for the foreseeable future. In October 2010, we entered into a supply agreement with MGTES to provide lithium-ion battery units to power grid energy storage systems in Russia.  A delay in providing products to MGTES would adversely affect our 2011 and 2012 revenues and profitability and would have a material adverse affect on our business, and would further potentially subject us to liquidated damages under the supply agreement for failure to deliver product in a timely manner.  Although the composition of our customer base will vary from period to period, we expect that most of our revenue will continue, for the foreseeable future, to come from a relatively small number of customers.

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

As of March 31, 2011, we determined the value of our investment in the equity of Think Holdings was $0 and we recorded an impairment loss of approximately $59.4 million, as well as a loss of $13.9 million on financial instruments whose value is linked to the value of Think Holdings Series B Stock.  As of March 31, 2011, we believe we will realize full value on our loans receivable and accounts receivable, which together total approximately $32.3 million.  However, if we conclude that these receivables are not collectible, we will recognize a loss up to approximately $32.3 million which could have a material adverse affect on our financial position and results of operations in future reporting periods.

We entered into an amended Supply Agreement with Think Global to supply lithium-ion battery packs for the Think City EV commencing in 2010. We were also a significant investor in Think Holdings, which is the majority owner of Think Global.  In January 2011, we stopped shipping battery packs to Think Global at their direction until Think Holdings raises sufficient capital to continue its operations.  We cannot assure you if or when we will recommence shipments to Think Global.  We will not recognize further revenue from sales to Think Global until they recommence production of Think City and direct us to start shipping EV battery packs.  This cessation of shipments or delays in Think Global’s start-up plans and financing activities would adversely affect our expected 2011 and 2012 revenues and profitability, based on the percentage of automotive sales anticipated to be from Think Global, and could have a material adverse effect on our business.  Think Global, in its corporate history, has been through insolvency proceedings on three separate occasions, including most recently in 2009. Think Global is entering new markets and faces the risks associated with the launch of a new vehicle, including achieving production levels, managing production costs, managing their supply chain, financing the costs associated with production levels and higher working capital requirements, gaining consumer acceptance, delivering vehicles on time, servicing new customers, satisfying warranty claims and other issues related to manufacturing, selling and servicing automobiles. As a result of the above operational and profitability challenges Think Global and Think Holdings have been facing, and we expect may continue to face, we are also indirectly exposed to these risks. If we were required to consolidate the results of Think Holdings into our own financial results and financial statements, we would face these risks and the negative financial results of Think Holdings directly. In addition, any revenue we derive from sales to Think Global would be eliminated in the process of consolidating their financial results with ours. Think Holdings and Think Global also face many of the same (or similar) risks as we do, including, among others, transportation industry-related risks, manufacturing-related risks and risks associated with the need for additional financing, and which are contained in these risk factors.

The consolidation of Think Holdings’ financial statements with our own could materially adversely affect our ability to raise capital.

We currently have approximately $14.1 million in outstanding receivables under the Think Supply Agreement. Although there remains a possibility that we may receive cash in payment of these outstanding receivables, we currently expect to receive equity or other value for these receivables in connection with a potential equity restructuring of Think Holdings.  Accepting equity or other value for payment of these receivables in a potential equity restructuring of Think Holdings could require us, under generally accepted accounting principles in the United States (US GAAP), to consolidate Think Holdings’ operating results with our own.  We have also made several loans to Think Holdings totaling $18.2 million as of March 31, 2011, including accrued interest, which loans mature on June 15, 2011.  Similar to our outstanding receivables under the Supply Agreement, there is the possibility that we may accept equity or other value rather than cash as repayment of these loans in a potential equity restructuring of Think Holdings which could cause us to require consolidation.  Upon consolidation of Think Holdings, we may be required to file with our SEC reports audited historical financial statements for Think Holdings, and we will be required to consolidate Think Holdings’ operating results with our own in our financial statements as of and for periods following the date when consolidation is required.  Think Holdings does not currently report its financial results in accordance with US GAAP and we cannot assure you that we will be able to disclose on a timely basis as required under the securities laws any historical financial statements of Think Holdings or our consolidated results of operations for future periods.  If we are unable to report Think Holdings’ historical financial statements or our consolidated financial statements for future periods in a timely manner as required under the securities laws, we would be unable to raise additional capital through registered public securities offerings and we may be unable to raise capital through private or unregistered sales of our securities.  The inability to raise capital through the public and private markets would have a material adverse effect on our financial condition and our ability to implement our business plans.  In addition, if we are not able to make filings required under the Exchange Act on a timely basis, we may not be able to pay the principal and interest due on our senior unsecured notes with shares of Ener1 common stock, and may be required to make such payments in cash instead, which could materially adversely affect our liquidity and financial condition.

If we consolidate Think Holdings’ operating results with our own, we may have to devote a significant amount of time, management and financial resources to successfully integrate Think Holdings’ financial and accounting systems with our existing systems, and we may be unable to do so in a timely and non-disruptive manner.

Item 6.  Exhibits.

See exhibits listed under the Exhibit Index below.

ENER1, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENER1, INC.

Dated: May 10, 2011	by:	/s/ Charles Gassenheimer
Charles Gassenheimer
Chief Executive Officer, Chairman
(Principal Executive Officer)

Dated: May 10, 2011	by:	/s/ Jeffrey Seidel
Jeffrey Seidel
Chief Financial Officer
(Principal Financial Officer)

Dated: May 10, 2011	by:	/s/ Robert R. Kamischke
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

3.4	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit A of the Registrant's Schedule 14C filed on December 6, 2004, SEC File No. 000-21138.

3.5	By-laws of the Registrant, incorporated by reference to Exhibit 3.4 of the Registrant's Registration Statement on Form SB-2 (Registration No. 333-112837), filed February 13, 2004.

3.6	Amendment to By-laws of the Registrant, dated January 5, 2005, incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K dated January 12, 2005, SEC File No. 000-21138.

3.7	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant's Schedule 14C filed December 10, 2007.

3.8	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.8 of the Registrant’s Current Report on Form 8-K filed April 24, 2008.

3.9	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed July 22, 2008.

3.10	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit B of the Registrant’s Schedule 14C filed December 11, 2008.

3.11	Articles of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit of the Registrant’s Schedule 14C filed June 11, 2010.

3.12	Article of Amendment to Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.12 of the Registrant’s Annual Report on Form 10-K filed March 10, 2011.

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

10.2
Expanded Put Right Agreement between Ener1, Inc. and Investinor AS, dated January 4, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 10, 2011.

10.3
Amended and Restated Revolving Line of Credit Agreement between Ener1, Inc., Think Holdings AS, Think Global AS and Think North America, Inc. dated as of February 28, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 4, 2011.

10.4
Amended and Restated Security Agreement between Ener1, Inc., Think Holdings AS, Think Global AS and Think North America, Inc., dated as of February 28, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 4, 2011.

10.5
Norwegian Security Agreement between Ener1, Inc., Think Holdings AS and Think Global AS, dated February 28, 2011, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated March 4, 2011.

10.6
Extension of Repayment Date Agreement between Ener1, Inc., Think Holdings AS, Think Global AS and Think North America, Inc., dated March 9, 2011, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K dated March 10, 2011.

10.7
Employment Agreement between Ener1, Inc. and Christopher L. Cowger, dated as of March 21, 2011, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated March 25, 2011.

10.8	*	Extension of Repayment Date Agreement between Ener1, Inc., Think Holdings AS, Think Global AS and Think North America, Inc., dated May 1, 2011.

31.1	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

31.3	*	Rule 13a-14(a)/15d-14(a) Certification of Chief Accounting Officer.

32.1	‡	Section 1350 Certification of Chief Executive Officer.

32.2	‡	Section 1350 Certification of Chief Financial Officer.

32.3	‡	Section 1350 Certification of Chief Accounting Officer.

* Filed herewith.
‡ Furnished herewith.